Form 10-Q
period 1995-03-31
GAINSCO INC
filed 1995-05-15
CIK 786344

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-Q


               Quarterly Report under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934




For Quarter Ended March 31, 1995                 Commission File Number 1-9828



                                 GAINSCO, INC.
             (Exact name of registrant as specified in its charter)


       Texas                                                          75-1617013
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)


500 Commerce Street   Fort Worth, Texas                                    76102
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code                (817) 336-2500



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months, and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X    No
                                   ---       ---

As of March 31, 1995, there were 20,487,875 shares outstanding of the registrant's Common Stock, $.10 par value.

                         GAINSCO, INC. AND SUBSIDIARIES

                                     INDEX


                                                                                           Page
                                                                                           ----
PART I.  FINANCIAL INFORMATION

        Item 1.    Consolidated Financial Statements:

                   Consolidated Balance Sheets as of March 31, 1995
                   (unaudited) and December 31, 1994                                          3

                   Consolidated Statements of Operations for the Three Months
                   Ended March 31, 1995 and 1994 (unaudited)                                  5

                   Consolidated Statements of Cash Flows for the Three Months
                   Ended March 31, 1995 and 1994 (unaudited)                                  6

                   Notes to Consolidated Financial Statements
                   March 31, 1995 and 1994 (unaudited)                                        8

        Item 2.    Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                       11

PART II.  OTHER INFORMATION

        Item 6.    Exhibits and Reports on Form 8-K.                                         15

SIGNATURE                                                                                    16

                        PART I.   FINANCIAL INFORMATION

                         GAINSCO, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                                                              March 31
                                                                                1995            December 31
                              Assets                                         (unaudited)            1994
                              ------                                         ----------        --------------
 Investments

   Fixed maturities:

     Bonds held to maturity, at amortized cost (fair
       value: $101,419,086 - 1995, $121,900,391 - 1994)                    $ 101,938,592          123,643,375

     Bonds available for sale, at fair value (Amortized cost:
       $46,604,243 - 1995, $25,778,732 - 1994)                                47,232,387           25,693,061

     Certificates of deposit, at cost (which approximates
       fair value)                                                               570,000              570,000

   Short-term investments, at cost (which approximates
      fair value)                                                             12,218,779           10,394,022
                                                                           -------------         ------------
                  Total investments                                          161,959,758          160,300,458

 Cash                                                                            844,164              520,515

 Accrued investment income                                                     3,174,833            4,287,824

 Premiums receivable (net of allowance for doubtful
   accounts: $107,000 - 1995, $107,000 - 1994)                                13,295,816           12,262,357

 Reinsurance balances receivable                                               5,630,695            4,133,557

 Ceded unpaid claims and claim adjustment expenses                            20,879,936           19,972,288

 Ceded unearned premiums                                                       4,676,634            5,976,969

 Deferred policy acquisition costs                                            10,286,145            9,830,543

 Property and equipment (net of accumulated depreciation
   and amortization: $3,389,890 - 1995, $3,202,644 -
   1994)                                                                       6,308,598            6,336,010

 Deferred Federal income taxes recoverable (note 1)                            2,686,883            3,126,787

 Management contract                                                           1,875,070            1,887,570

 Other assets                                                                  1,804,949            1,941,069
                                                                           -------------          -----------
             Total assets                                                  $ 233,423,481          230,575,947
                                                                           =============          ===========





See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                                                              March 31
                                                                                1995              December 31
 Liabilities and Shareholders' Equity                                        (unaudited)              1994
 ------------------------------------                                        -----------           ----------
 Liabilities:

   Unpaid claims and claim adjustment expenses                             $  84,061,546          80,728,799

   Unearned premiums                                                          44,848,358          44,645,013

   Commissions payable                                                           601,139           2,191,619

   Accounts payable                                                            3,969,711           5,262,071

   Reinsurance balances payable                                                3,943,337           6,003,867

   Deferred revenue                                                              642,740             420,408

   Drafts payable                                                              3,994,121           4,604,358

   Note payable                                                                3,500,000           3,500,000

   Dividends payable (note 3)                                                    208,138             195,095

   Other liabilities                                                             824,468           1,428,690

   Current Federal income taxes payable (note 1)                               1,126,985              49,460
                                                                             -----------        ------------
          Total liabilities                                                  147,720,543         149,029,380
                                                                             -----------         -----------
 Shareholders' Equity (note 6):

   Preferred stock ($100 par value, 10,000,000 shares
    authorized, none issued)                                                       -                    -

   Common stock ($.10 par value, 250,000,000 shares
    authorized, 20,594,790 issued at March 31, 1995
    and 19,611,368 issued at December 31, 1994)                                2,059,479           1,961,137

   Additional paid-in capital                                                 78,158,545          69,671,214

   Net unrealized gain (loss) on fixed maturities (note 1)                       408,294             (55,686)

   Retained earnings                                                           6,089,212          10,982,494

   Treasury stock (106,915 shares at March 31, 1995 and
     101,824 shares at December 31, 1994)                                     (1,012,592)         (1,012,592)
                                                                            ------------         -----------
          Total shareholders' equity                                          85,702,938          81,546,567
                                                                             -----------         -----------
          Total liabilities and shareholders' equity                       $ 233,423,481         230,575,947
                                                                             ===========         ===========

See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                         Quarter ended March 31
                                                             ------------------------------------------
                                                                 1995                          1994
                                                             -----------                   ------------
 Revenues:
   Premiums earned (note 2)                                 $ 22,417,241                   20,029,560
   Net investment income                                       1,914,202                    1,559,887
   Net realized gains (note 1)                                      -                         134,641
   Insurance services                                            478,936                      487,171
                                                            ------------                   ----------
     Total revenues                                           24,810,379                   22,211,259
                                                            ------------                   ----------
 Expenses:
   Claims and claim adjustment expenses
      (note 2)                                                11,448,553                    9,925,255
   Commissions                                                 5,044,332                    4,338,599
   Change in deferred policy acquisition costs                  (455,602)                    (102,491)
   Underwriting and operating expenses                         3,536,116                    3,541,616
                                                            ------------                   ----------
     Total expenses                                           19,573,399                   17,702,979
                                                            ------------                   ----------
       Income before Federal income taxes                      5,236,980                    4,508,280

 Federal income taxes:
   Current expense                                             1,153,512                    1,266,065
   Deferred expense (benefit)                                    190,069                     (282,586)
                                                            ------------                   ----------
     Total taxes                                               1,343,581                      983,479
                                                            ------------                   ----------
       Net income                                           $  3,893,399                    3,524,801
                                                            ============                   ==========
       Net income per share                                          .19                          .17
                                                                     ===                          ===





See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                               Quarter ended March 31
                                                                          ---------------------------------
                                                                             1995                   1994
                                                                          ----------             ----------
 Cash flows from operating activities:

   Net income                                                             $ 3,893,399              3,524,801

   Adjustments to reconcile net income to cash provided by operating activities:

     Depreciation and amortization                                          1,089,695              1,254,838

     Change in deferred Federal income taxes recoverable                      190,069               (282,192)

     Change in accrued investment income                                    1,112,991              1,206,317

     Change in premiums receivable                                         (1,033,459)              (541,160)

     Change in reinsurance balances receivable                             (1,497,138)              (225,597)

     Change in ceded unpaid claims and claim adjustment
         expenses                                                            (907,648)               371,650

     Change in ceded unearned premiums                                      1,300,335               (265,826)

     Change in deferred policy acquisition costs                             (455,602)              (102,491)

     Change in management contract                                             12,500                 12,500

     Change in other assets                                                   136,120                156,701

     Change in unpaid claims and claim adjustment
         expenses                                                           3,332,747                828,444

     Change in unearned premiums                                              203,345                918,226

     Change in commissions payable                                         (1,590,480)            (1,007,741)

     Change in accounts payable                                            (1,292,360)            (1,008,093)

     Change in reinsurance balances payable                                (2,060,530)              (154,267)

     Change in deferred revenue                                               222,332                264,351

     Change in drafts payable                                                (610,237)            (1,383,820)

     Change in other liabilities                                             (604,222)              (291,922)

     Change in current Federal income taxes payable                         1,077,525              1,091,883
                                                                          -----------              ---------
       Net cash provided by operating activities                          $ 2,519,382              4,366,602
                                                                          -----------              ---------



See accompanying notes to consolidated financial statements.
                                                                     (continued)

                         GAINSCO, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                         Quarter ended March 31
                                                                ------------------------------------
                                                                  1995                        1994
                                                               ----------                  ----------
 Cash flows from investing activities:

      Bonds held to maturity:
        Matured                                             $ 20,958,800                     900,000

      Bonds available for sale:
        Sold                                                        -                      6,378,737
        Matured                                                     -                      5,608,000
        Purchased                                            (20,981,977)                       -

      Property and equipment purchased                          (159,834)                   (203,342)

      Net change in short-term investments                    (1,824,757)                (17,121,514)
                                                           -------------                ------------
           Net cash used for investing activities             (2,007,768)                 (4,438,119)
                                                           -------------                ------------
 Cash flows from financing activities:

      Cash dividends paid                                       (195,095)                   (175,585)

      Proceeds from exercise of stock options                      7,130                        -

      Treasury stock acquired                                       -                           (154)
                                                           -------------                ------------
           Net cash used by financing activities                (187,965)                   (175,739)
                                                           -------------                ------------
 Net increase (decrease) in cash                                 323,649                    (247,256)

 Cash at beginning of period                                     520,515                     605,450
                                                           -------------                ------------
 Cash at end of period                                     $     844,164                     358,194
                                                           =============                ============





See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                  (Unaudited)


(1)      Summary of Accounting Policies

         (a)     Basis of Consolidation

                 In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of GAINSCO, INC. and subsidiaries (the "Company") as of March 31, 1995, the results of operations and the statements of cash flows for the three months ended March 31, 1995 and 1994, on the basis of generally accepted accounting principles. The December 31, 1994 balance sheet included herein is derived from the consolidated financial statements included in the Company's 1994 Annual Report to Shareholders.

                 Reference is made to the Company's annual consolidated financial statements for the year ended December 31, 1994 for a description of all other accounting policies.

         (b)     Investments

                 Bonds are stated at amortized cost, bonds available for sale are stated at fair value. Short-term investments are stated at cost. The "specific identification" method is used to determine costs of investments sold. Since investments not available for sale are generally held until maturity or recovery of fair value, provisions for possible losses are recorded only when the values have experienced impairment considered "other than temporary". The bonds available for sale had an unrealized gain of $408,294 at March 31, 1995, net of the deferred tax benefit of $219,850, and an unrealized loss at December 31, 1994 of $85,671 net of the deferred tax expense of $29,985.

                 Proceeds from the sale of debt securities totalled $6,378,737 for the three months ended March 31, 1994. There were no sales of debt securities during the three months ended March 31, 1995. Realized gains were $134,641 for the three months ended March 31, 1994. There were no realized gains for the three months ended March 31, 1995 and no realized losses for the three months ended March 31, 1995 and 1994.

         (c)     Federal Income Taxes

                 Deferred federal income taxes recoverable consisted of a "current" recoverable of $562,004 and $1,002,754 at March 31, 1995 and December 31, 1994, respectively and a "noncurrent" recoverable of $2,124,879 and $2,012,916 at March 31, 1995 and
                 December 31, 1994, respectively.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                  (Unaudited)



                 The Company paid income taxes of $75,986 and $173,787 during the three months ended March 31, 1995 and 1994, respectively.

         (d)     Earnings Per Share

                 The computation of earnings per share, as adjusted, is based on the weighted average number of common shares outstanding, including common stock equivalents. For the three months ended March 31, 1995 and 1994, the weighted average number of common shares outstanding was 20,487,875 and 20,325,838 respectively, and common stock equivalents were 293,719 and 400,546, respectively. All computations give retroactive effect for stock dividends with record dates of March 31, 1995 and prior.

(2)      Reinsurance

         The amounts deducted in the Consolidated Statements of Operations for reinsurance ceded for the three months ended March 31, 1995 and 1994, respectively, are set forth in the following table.

         Premiums and claims ceded to the commercial automobile plans of Arkansas, Louisiana, Mississippi and Pennsylvania are designated as "plan servicing".

                                                                   Three months
                                                                   ended March 31
                                                --------------------------------------------------
                                                     1995                                  1994
                                                 -------------                        -----------
         Premiums earned                        $ 1,779,568                           1,908,006

         Premiums earned - plan
           servicing                            $ 1,243,270                           1,027,408

         Claims and claim
           adjustment expenses                  $ 3,794,628                           1,835,008

         Claims and claim
           adjustment expenses -
           plan servicing                       $   907,517                            (133,530)

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                  (Unaudited)



         The amounts included in the Consolidated Balance Sheets for reinsurance ceded to the commercial automobile plans of Arkansas, Louisiana, Mississippi and Pennsylvania as of March 31, 1995 and December 31, 1994 were as follows:

                                                 1995                                   1994
                                             ------------                           ------------
         Unearned premiums                     $ 2,393,140                            2,764,271

         Unpaid claims and claim
           adjustment expenses                 $ 9,956,610                            8,103,949

         The Company remains directly liable to its policyholders for all policy obligations and the reinsuring companies are obligated to the Company to the extent of the reinsured portion of the risks. The Company does not have a provision for uncollectible reinsurance and does not feel one is warranted since all of the reinsurers on its working treaties are rated "A" or better by A.M. Best Company and/or the Company is adequately collateralized on existing and anticipated claim recoveries.

         The Company has not and does not intend to utilize retrospectively rated reinsurance contracts with indefinite renewal terms. This form of reinsurance is commonly known as a "funded cover". Under a funded cover reinsurance arrangement, an insurance company essentially deposits money with a reinsurer to help cover future losses and records the "deposit" as an expense instead of as an asset; or, the insurance company can borrow from a reinsurer recording the "loan" as income instead of as a liability with the future "loan" payments recorded as expense when the payments are made.

(3)      Shareholders' Equity

         As of March 31, 1995 there were 404,329 options, at an average exercise price of $2.86 per share, that have been granted to officers and directors of the Company under the 1990 Stock Option Plan.

         The Company's policy is to pay a quarterly cash dividend of $.01 per share every quarter until further action is taken by the Board of Directors. A cash dividend of $204,879 was paid on April 14, 1995. The Company also paid a 5% stock dividend on April 14, 1995 to shareholders of record on March 31, 1995. This transaction was recorded in the accompanying consolidated financial statements.

(4)      Subsequent Event

         On April 27, 1995, the grant of options reported to have occurred on March 23, 1995, was rescinded by agreement between the Company and the optionees. The Board of Directors intends to amend the GAINSCO, INC. 1995 Stock Option Plan to comply with Section 162(m) of the Internal Revenue Code.

                         GAINSCO, INC. AND SUBSIDIARIES
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


Results of Operations

Gross premiums written for the first quarter of 1995 were approximately $24,525,000 versus $22,295,000 for the comparable period of 1994 representing a 10% increase. The persistency rate increased from 38% in 1994 to 46% in 1995. The following table presents, for each major product line, gross premiums written for the periods indicated.

                                                             Three months
                                                            ended March 31
                               ---------------------------------------------------------------------------
                                             1995                                         1994
                               ------------------------------               ------------------------------
                                                        (Amounts in thousands)
 Commercial auto               $ 14,478                    59%              $ 13,986                    63%

 Auto garage                      5,589                    23%                 3,757                    17%

 General liability                4,135                    17%                 4,038                    18%

 Other lines                        323                     1%                   514                     2%
                               --------                   ---               --------                   ---
      Total                    $ 24,525                   100%              $ 22,295                   100%
                               ========                   ===               ========                   ===

For the first quarter of 1995 commercial auto is up 3%, auto garage is up 49% and general liability is up 2%. Increased competition on larger accounts in the Texas commercial auto market accounts for the modest growth in this line, renewals though are up 20%. The significant growth in auto garage is attributable to the exiting of competition from the Florida and Missouri markets, successful marketing efforts in Kentucky and Pennsylvania, and a 24% increase in renewals. The small growth in the general liability product line is a result of increased competition on larger accounts in Texas and Louisiana, however renewals are up 20%. For the first quarter of 1995, gross premium written percentages by state/product line are as follows: Texas commercial auto (27%), Texas general liability (7%), Pennsylvania commercial auto (7%), Kentucky commercial auto (5%) and Florida auto garage (5%) with no other state/product line comprising 5% or more. Premiums earned increased 12% primarily as a result of the continued increase in premium writings.

Net investment income increased from $1,559,887 in the first quarter of 1994 to $1,914,202 in the first quarter of 1995 as a result of growth in the portfolio. Because of the Company's profitability in the underwriting operations, the Company achieves the highest after tax net income by investing predominantly in tax-exempt securities. At March 31, 1995, 86% of the Company's investments were in investment grade tax-exempt bonds with an average maturity of approximately 3.2 years. Since the majority of the Company's investments are tax-exempt, the yields appear lower than those of the industry; however, the industry as a whole has a significantly greater percentage of its investments in taxable securities with substantially longer maturities. On a taxable equivalent basis the return on average investments is 6.6% for 1995 versus 6.2% for 1994. The increase is attributable to the general increase in interest rates and extending the average maturity to 3.2 years. The Company has the ability to hold its bond securities until their maturity date. The Company does not actively trade its bonds, however, it does classify certain bond securities as available for sale. At March 31, 1995, approximately 7% of the Company's investments were in U.S. Treasury securities and 7% were in short-term money market funds. The Company has not invested and does not intend to invest in derivatives or high-yield ("junk") securities, nor in equity securities of "junk" debt issuers. The Company does not have any non-performing fixed maturity securities.

Net realized capital gains recorded in the 1994 period were the result of the Company selling bonds in response to a change in insurance regulation. As stated previously, the Company's intent is, generally, to hold its bonds to maturity.

Other income in the first quarter of 1995 was $8,235 below the first quarter of 1994. The following table presents the components.

                                                                     Three months
                                                                    ended March 31
                                                  ---------------------------------------------
                                                    1995                                  1994
                                                  --------                              -------
 Computer software                               $  96,553                               184,864

 Premium finance                                    53,537                                30,766

 Plan servicing                                    322,890                               259,194

 Other income                                        5,956                                12,347
                                                 ---------                              --------
      Total                                      $ 478,936                               487,171
                                                 =========                               =======

Revenues in the computer software operation are 48% below the comparable 1994 period. Revenues are expected to show moderate increases for the year with profitable results.

Revenues for the premium finance operation in the first quarter of 1995 are 74% above the comparable 1994 period. Amounts financed came in at $1,110,000 versus $564,000 for the comparable prior year period with growth in each of the product lines. Premium finance notes receivable were approximately $1,251,000 at March 31, 1995 versus $706,000 at March 31, 1994.

Plan servicing revenues from commercial automobile plans increased 25% from the comparable 1994 period with the Pennsylvania plan accounting for most of the growth. The Company should begin earning revenue from the California plan in the second quarter of 1995. The Company is continuing to pursue management contracts with other states to administer their commercial automobile plans.

Claims and claim adjustment expenses (C & CAE) increased $1,523,298 in the first quarter of 1995 from the first quarter of 1994. The C & CAE ratio was 51.1% in the first quarter of 1995 versus 49.6% in the first quarter of 1994, and was within the Company's expected range of 50-55%.

The ratio of commissions to gross premiums written is in a 20-21% range for both quarterly periods presented. Commissions increased in the 1995 period from the 1994 period largely as a result of the growth in gross premiums written, and to a lesser extent as a result of commission income from the 1994 5% quota share treaty reducing commission expense in 1994. The ratio of commissions to premiums earned is 23% for the first quarter of 1995 and 22% for the comparable 1994 period. The increase in the ratio is a result of commission income from the 1994 5% quota share treaty reducing commission expense a smaller degree in 1995 than in 1994. The Company did not renew the 5% quota share treaty in 1995.

The change in deferred policy acquisition costs (DAC) resulted in a net increase to income of $455,602 for the first quarter of 1995, versus a net increase of $102,491 for the first quarter of 1994. The change in the amount of the increase in DAC between comparable periods is directly related to the rate at which unearned premiums are growing as a result of the growth rate of premium writings. Since DAC (asset) is a function of unearned premiums (liability) the change in unearned premiums would correlate to the change in DAC. The ratio of DAC to net unearned premiums was 26% and 25% at March 31, 1995 and 1994, respectively.

Underwriting and operating expenses decreased $5,500 in the first quarter of 1995 from the first quarter of 1994 due to decreases in the variable expenses of the insurance services operations and a decrease in personnel count.

The effective tax rate for the Company was 26% for the first quarter of 1995 versus 22% for the comparable 1994 quarter. The major reason for the lower rate in 1994 was due to a tax benefit generated from the exercise of stock options by insiders during the first quarter of 1994. This is a permanent tax difference which is deductible for tax but not for book purposes.

Operating income (income before tax, excluding net realized capital gains) is 20% above the first quarter of 1994. The GAAP combined ratio for the insurance operations was 84.1% for the first quarter of 1995 versus 85.7% for 1994.


Liquidity and Capital Resources

The primary sources of the Company's liquidity are funds generated from insurance premiums, net investment income and maturing investments. The short-term investments and cash are intended to provide adequate funds to pay claims without selling the fixed maturity investments. At March 31, 1995 the Company held short-term investments and cash of $13,062,943 which the Company believes is adequate liquidity for the payment of claims and other short-term commitments.

With regard to long term liquidity, the average duration of the investment portfolio is approximately 2.8 years which closely matches the average payout period of claims. The fair value of the fixed maturity portfolio at March 31, 1995 was $108,637 above amortized cost.

The increase in investments is attributable to the cash generated from operating activities. Accrued investment income is lower at March, 1995, than it was at December, 1994, because the semi-annual interest payment dates of the securities in the portfolio are skewed toward January and July. The increase in premiums receivable is a result of heavier premium writings in March, 1995 than in December, 1994. Reinsurance balances receivable increased primarily due to the settlement of some large claims which were ceded to the Company's excess casualty treaty. Ceded unearned premiums have decreased primarily because of the nonrenewal of the 5% quota share treaty. Deferred Federal income taxes recoverable decreased as a result of the increase in unpaid claims and claim adjustment expenses, unearned premiums and deferred income.

Unpaid claims and claim adjustment expenses and unearned premiums have increased, as would be expected, with the Company's increased writings. Commissions payable have decreased as a result of the annual contingent commission payments to the general agents in the first quarter of 1995. Accounts payable have decreased primarily due to annual payments on 1994 contingent incentives. Reinsurance balances payable have decreased because of the decrease in plan servicing premiums written. Deferred revenue increased from December, 1994 because the annual maintenance purchased by the Company's software customers is paid in January and earned throughout the year. Drafts payable decreased because a large amount of drafts were issued late in the fourth quarter of 1994 and cleared in the first quarter of 1995. Other liabilities decreased primarily as a result of contributions paid to the profit sharing plan during the first quarter of 1995. Current Federal income taxes payable increased because estimated tax payments for the first quarter are paid in April, whereas estimated tax payments for the fourth quarter are paid in December. The Company's liquidity position remains strong as a result of cash flows from underwriting and investment activities.

The increase in common stock is largely the result of the 5% stock dividend paid on April 14, 1995. This also accounts for the increase in additional paid-in capital and the decrease in retained earnings. Net unrealized gains on fixed maturities of $408,294 were recorded during the first quarter of 1995 as a result of an increase in the fair value of the bonds available for sale.

The Company is not aware of any current recommendations by the regulatory authorities, which if implemented, would have a material effect on the Company's liquidity, capital resources or results of operations.

                          PART II.  OTHER INFORMATION

                         GAINSCO, INC. AND SUBSIDIARIES


Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits

                 The statement re computation of per share earnings is included in the notes to consolidated financial statements.

                 Exhibit 27  Financial Data Schedule

         (b)     Reports on Form 8-K

                 No reports on Form 8-K were filed during the quarter.

                                   SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the Registrant as well as in his capacity as Chief Financial Officer.

                                    GAINSCO, INC.


Date:  May 11, 1995
                                    By  /s/ Daniel J. Coots
                                        ---------------------------------------
                                        Daniel J. Coots
                                        Senior Vice President, Treasurer and
                                        Chief Financial Officer

               EXHIBIT INDEX

EXHIBIT
  NO.                         DESCRIPTION
- - - - -------                       -----------

  27                          Financial Data Schedule