Form 10-Q
period 1995-09-30
GAINSCO INC
filed 1995-11-13
CIK 786344

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   Form 10-Q


               Quarterly Report under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934




For Quarter Ended September 30, 1995               Commission File Number 1-9828



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

As of September 30, 1995, there were 21,511,922 shares outstanding of the registrant's Common Stock, $.10 par value.

                         GAINSCO, INC. AND SUBSIDIARIES

                                     INDEX


                                                                                   Page
                                                                                   ----
PART I.  FINANCIAL INFORMATION

     ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS:

                 Consolidated Balance Sheets as of September 30, 1995
                 (unaudited) and December 31, 1994                                   3

                 Consolidated Statements of Operations for the Three Months
                 and Nine Months Ended September 30, 1995 and 1994 (unaudited)       5

                 Consolidated Statements of Cash Flows for the Nine Months
                 Ended September 30, 1995 and 1994 (unaudited)                       6

                 Notes to Consolidated Financial Statements
                 September 30, 1995 and 1994 (unaudited)                             8

     ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS                                11

PART II.  OTHER INFORMATION

     ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.                                  15

SIGNATURE                                                                           16

                        PART I.   FINANCIAL INFORMATION

                         GAINSCO, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                                                           September 30
                                                                               1995               December 31
                              Assets                                       (unaudited)               1994
                              ------                                       -------------          -----------
 Investments
   Fixed maturities:

     Bonds held to maturity, at amortized cost (fair
       value: $113,816,117 - 1995, $121,900,391 - 1994)                    $ 113,076,489          123,643,375

     Bonds available for sale, at fair value
        (amortized cost: $56,816,176 - 1995, $25,778,732 -
        1994)                                                                 57,972,840           25,693,061

     Certificates of deposit, at cost (which approximates
      fair value)                                                                570,000              570,000

   Short-term investments, at cost (which approximates
    fair value)                                                                7,944,026           10,394,022
                                                                           -------------          -----------

                  Total investments                                          179,563,355          160,300,458

 Cash                                                                            745,617              520,515

 Accrued investment income                                                     3,578,193            4,287,824

 Premiums receivable (net of allowance for doubtful
   accounts: $96,000 - 1995, $107,000 - 1994)                                 13,101,420           12,262,357

   Reinsurance balances receivable                                             2,720,146            4,133,557

 Ceded unpaid claims and claim adjustment expenses                            26,435,939           19,972,288

 Ceded unearned premiums                                                       3,791,803            5,976,969

 Deferred policy acquisition costs                                            11,403,347            9,830,543

 Property and equipment (net of accumulated depreciation
   and amortization: $3,606,111 - 1995, $3,202,644 -
   1994)                                                                       6,545,485            6,336,010

 Deferred Federal income taxes recoverable (note 1)                            2,593,576            3,126,787

 Management contract                                                           1,850,070            1,887,570

 Other assets                                                                  2,071,372            1,941,069
                                                                           -------------          -----------
                  Total assets                                             $ 254,400,323          230,575,947
                                                                           =============          ===========


See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                                                           September 30
                                                                               1995              December 31
 Liabilities and Shareholders' Equity                                       (unaudited)              1994
 ------------------------------------                                      -------------         -----------
 Liabilities:

   Unpaid claims and claim adjustment expenses                             $  94,449,767          80,728,799

   Unearned premiums                                                          48,326,722          44,645,013

   Commissions payable                                                         1,553,389           2,191,619

   Accounts payable                                                            5,355,411           5,262,071

   Reinsurance balances payable                                                4,719,455           6,003,867

   Deferred revenue                                                              606,460             420,408

   Drafts payable                                                              2,477,437           4,604,358

   Note payable (note 3)                                                       1,750,000           3,500,000

   Dividends payable (note 4)                                                    218,218             195,095

   Other liabilities                                                           1,216,498           1,428,690

   Current Federal income taxes payable (note 1)                                 141,475              49,460
                                                                           -------------         -----------
          Total liabilities                                                  160,814,832         149,029,380
                                                                           -------------         -----------
 Shareholders' Equity (note 4):

   Preferred stock ($100 par value, 10,000,000 shares
   authorized, none issued)                                                       -                  -

   Common stock ($.10 par value, 250,000,000 shares
    authorized, 21,624,182 issued at September 30, 1995 and
    19,611,368 issued at December 31, 1994)                                    2,162,418           1,961,137

   Additional paid-in capital                                                 87,513,144          69,671,214

   Net unrealized gain (loss) on fixed maturities (note 1)                       751,832             (55,686)

   Retained earnings                                                           4,170,689          10,982,494

   Treasury stock (112,260 shares at September 30, 1995
     and 101,824 shares at December 31, 1994)                                 (1,012,592)         (1,012,592)
                                                                           -------------         -----------

          Total shareholders' equity                                          93,585,491          81,546,567
                                                                           -------------         -----------

          Total liabilities and shareholders' equity                       $ 254,400,323         230,575,947
                                                                           =============         ===========

See accompanying notes to consolidated financial statements.

                        GAINSCO, INC. AND SUBSIDIARIES

                    Consolidated Statements of Operations
                                 (Unaudited)

                                                                 Three months                         Nine Months
                                                              ended September 30                   ended September 30
                                                         ------------------------------        -----------------------------
                                                            1995               1994              1995               1994
                                                         ------------        ----------        ----------         ----------
 Revenues:

   Premiums earned (note 2)                              $ 24,959,370        21,542,242        70,675,438         62,235,219
   Net investment income                                    2,161,328         1,806,846         6,084,154          4,980,085
   Net realized gains (note 1)                                 18,239             -                54,648            134,641
   Insurance services                                         596,699           463,242         1,652,058          1,428,401
                                                         ------------        ----------        ----------         ----------

     Total revenues                                        27,735,636        23,812,330        78,466,298         68,778,346
                                                         ------------        ----------        ----------         ----------

 Expenses:

   Claims and claim adjustment expenses
  (note 2)                                                 12,873,460        10,705,811        37,176,123         30,634,507
   Commissions                                              5,988,556         4,443,202        15,841,620         13,941,500
   Change in deferred policy acquisition costs               (525,104)         (109,868)       (1,572,804)        (1,192,674)
   Underwriting and operating expenses                      3,913,511         3,622,400        11,144,454         10,698,778
                                                         ------------        ----------        ----------         ----------

     Total expenses                                        22,250,423        18,661,545        62,589,393         54,082,111
                                                         ------------        ----------        ----------         ----------

       Income before Federal income taxes                   5,485,213         5,150,785        15,876,905         14,696,235

 Federal income taxes:

   Current expense                                          1,497,266         1,476,236         3,923,001          4,106,703
   Deferred expense (benefit)                                 (95,295)         (229,041)           98,394           (427,295)
                                                         ------------        ----------        ----------         ----------
     Total taxes                                            1,401,971         1,247,195         4,021,395          3,679,408
                                                         ------------        ----------        ----------         ----------
     Net income                                          $  4,083,242         3,903,590        11,855,510         11,016,827
                                                         ============        ==========        ==========         ==========

     Net income per share                                         .19               .18               .54                .51
                                                                  ===               ===               ===                ===


See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                           Nine Months ended September 30
                                                                         -----------------------------------
                                                                            1995                     1994
                                                                         ------------             ----------
 Cash flows from operating activities:

   Net income                                                            $ 11,855,510             11,016,827

   Adjustments to reconcile net income to cash provided by operating activities:

     Depreciation and amortization                                          2,918,102              3,668,764

     Change in deferred Federal income taxes recoverable                       98,394               (427,295)

     Change in accrued investment income                                      709,631                694,592

     Change in premiums receivable                                           (839,063)               (96,428)

     Change in reinsurance balances receivable                              1,413,411                235,501

     Change in ceded unpaid claims and claim adjustment
       expenses                                                            (6,463,651)            (3,065,869)

     Change in ceded unearned premiums                                      2,185,166               (486,768)

     Change in deferred policy acquisition costs                           (1,572,804)            (1,192,674)

     Change in management contract                                             37,500                 37,500

     Change in other assets                                                  (130,303)               228,023

     Change in unpaid claims and claim adjustment
       expenses                                                            13,720,968              7,680,259

     Change in unearned premiums                                            3,681,709              5,373,743

     Change in commissions payable                                           (638,230)               391,203

     Change in accounts payable                                                93,340                224,273

     Change in reinsurance balances payable                                (1,284,412)               988,749

     Change in deferred revenue                                               186,052                 70,943

     Change in drafts payable                                              (2,126,921)            (1,783,926)

     Change in other liabilities                                             (212,192)              (204,065)

     Change in current Federal income taxes payable                            92,015                210,915
                                                                         ------------             ----------

       Net cash provided by operating activities                         $ 23,724,222             23,564,267
                                                                         ============             ==========


See accompanying notes to consolidated financial statements.
                                                                     (continued)

                        GAINSCO, INC. AND SUBSIDIARIES

                    Consolidated Statements of Cash Flows
                                 (Unaudited)

                                                                        Nine Months ended September 30
                                                                      -----------------------------------
                                                                         1995                    1994
                                                                      ------------            -----------
 Cash flows from investing activities:

   Bonds held to maturity:

     Matured                                                          $ 39,966,950              2,300,000

     Purchased                                                         (31,708,371)           (25,834,929)

   Bonds available for sale:

     Sold                                                                5,166,863              6,378,737

     Matured                                                             3,506,400             13,810,800

     Purchased                                                         (39,917,034)           (10,571,984)

   Certificates of deposit matured                                         395,000                570,000

   Certificates of deposit purchased                                      (395,000)              (570,000)

   Property and equipment purchased                                       (612,942)              (457,165)

   Net change in short-term investments                                  2,449,996             (7,865,788)
                                                                      ------------            -----------

     Net cash used for investing activities                            (21,148,138)           (22,240,329)
                                                                      ------------            -----------

 Cash flows from financing activities:

   Payment on note payable                                              (1,750,000)            (1,000,000)

   Cash dividends paid                                                    (604,853)              (545,520)

   Proceeds from exercise of stock options                                   7,130                336,205

   Payment for fractional shares resulting from
     stock dividend                                                         (3,259)                (2,371)

   Treasury stock acquired                                                     -                     (230)
                                                                      ------------            -----------

     Net cash used by financing activities                              (2,350,982)            (1,211,916)
                                                                      ------------            -----------

 Net increase in cash                                                      225,102                112,022

 Cash at beginning of period                                               520,515                605,450
                                                                      ------------            -----------

 Cash at end of period                                                $    745,617                717,472
                                                                      ============            ===========

See accompanying notes to consolidated financial statements.

                        GAINSCO, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                                 (Unaudited)

(1)      Summary of Accounting Policies

         (a)     Basis of Consolidation

                 In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of GAINSCO, INC. and subsidiaries (the "Company") as of September 30, 1995, the results of operations and the statements of cash flows for the three months and nine months ended September 30, 1995 and 1994, on the basis of generally accepted accounting principles. The December 31, 1994 balance sheet included herein is derived from the consolidated financial statements included in the Company's 1994 Annual Report to Shareholders.

                 Reference is made to the Company's annual consolidated financial statements for the year ended December 31, 1994 for a description of all other accounting policies.

         (b)     Investments

                 Bonds are stated at amortized cost, bonds available for sale are stated at fair value. Short-term investments are stated at cost. The "specific identification" method is used to determine costs of investments sold. Since investments not available for sale are generally held until maturity or recovery of fair value, provisions for possible losses are recorded only when the values have experienced impairment considered "other than temporary". The bonds available for sale had an unrealized gain of $751,832 at September 30, 1995, net of the deferred tax expense of $404,832, and an unrealized loss at December 31, 1994 of $85,671 net of the deferred tax benefit of $29,985.

                 Proceeds from the sale of debt securities totalled $1,063,901 and $5,166,863 for the three months and nine months ended September 30, 1995, respectively and $6,378,737 for the nine months ended June 30, 1994. There were no sales of debt securities for the three months ended September 30, 1994. Realized gains were $18,239 and $54,648 for the three months and nine months ended September 30, 1995, respectively and $134,641 for the nine months ended September 30, 1995. There were no realized gains for the three months ended September 30, 1994 and no realized losses for any period presented.

         (c)     Federal Income Taxes

                 Deferred federal income taxes recoverable consisted of a "current" recoverable of $306,928 and $1,002,754 at June 30, 1995 and December 31, 1994, respectively and a "noncurrent" recoverable of $2,286,648 and $2,012,916 at June 30, 1995 and
                 December

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                  (Unaudited)

                 31, 1994 respectively.

                 The Company paid income taxes of $3,830,986 and $3,895,787 during the nine months ended September 30, 1995 and 1994, respectively and $1,230,000 and $1,270,000 during the three months ended September 30, 1995 and 1994, respectively.

         (d)     Earnings Per Share

                 The computation of earnings per share, as adjusted, is based on the weighted average number of common shares outstanding, including common stock equivalents. For the three months ended September 30, 1995 and 1994, the weighted average number of common shares outstanding was 21,511,922 and 21,484,876 respectively, and common stock equivalents were 297,765 and 307,440, respectively. For the nine months ended September 30, 1995 and 1994, the weighted average number of common shares outstanding was 21,511,657 and 21,423,493 respectively, and common stock equivalents were 294,322 and 306,555, respectively. All computations give retroactive effect for stock dividends with record dates of September 30, 1995 and prior.

(2)      Reinsurance

         The amounts deducted in the Consolidated Statements of Operations for reinsurance ceded for the three months and nine months ended September 30, 1995 and 1994, respectively, are set forth in the following table. Premiums and claims ceded to the commercial automobile plans of Arkansas, California, Louisiana, Mississippi and Pennsylvania are designated as "plan servicing".


                                                Three months                           Nine months
                                             ended September 30                    ended September 30
                                       -----------------------------         ------------------------------
                                           1995               1994              1995                1994
                                       -----------         ---------         ----------           ---------
         Premiums earned               $ 1,007,841         1,701,548          4,203,109           6,035,850

         Premiums earned -
          plan servicing               $ 1,681,748         1,298,054          4,152,016           3,602,600

         Claims and claim
          adjustment expenses          $ 1,545,433         2,039,323         12,540,164           4,470,802

         Claims and claim
          adjustment expenses -
          plan servicing               $ 2,023,926         1,410,165          4,717,436           3,786,961

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                  (Unaudited)

         The amounts included in the Consolidated Balance Sheets for reinsurance ceded to the commercial automobile plans of Arkansas, California, Louisiana, Mississippi and Pennsylvania as of September 30, 1995 and December 31, 1994 were as follows:

                                                      1995                                 1994
                                                  ------------                           ---------
         Unearned premiums                        $  3,019,485                           2,597,389

         Unpaid claims and claim
           adjustment expenses                    $ 10,204,228                           9,071,682

         The Company remains directly liable to its policyholders for all policy obligations and the reinsuring companies are obligated to the Company to the extent of the reinsured portion of the risks. The Company does not have a provision for uncollectible reinsurance and does not feel one is warranted since all of the reinsurers on its treaties are rated "A" or better by A.M. Best Company and/or the Company is adequately collateralized on existing and anticipated claim recoveries.

         The Company has not and does not intend to utilize retrospectively rated reinsurance contracts with indefinite renewal terms. This form of reinsurance is commonly known as a "funded cover". Under a funded cover reinsurance arrangement, an insurance company essentially deposits money with a reinsurer to help cover future losses and records the "deposit" as an expense instead of as an asset; or, the insurance company can borrow from a reinsurer recording the "loan" as income instead of as a liability with the future "loan" payments recorded as expense as the payments are made over time.

(3)      Note Payable to Bank

         The Company made a principal payment of $1,750,000 in June, 1995. The balance of $1,750,000 is due June 1, 1996.

(4)      Shareholders' Equity

         As of September 30, 1995 there were 414,576 options, at an average exercise price of $2.59 per share, that have been granted to officers and directors of the Company under the 1990 Stock Option Plan.

         The Company's policy is to pay a quarterly cash dividend of $.01 per share every quarter until further action is taken by the Board of Directors. A cash dividend of $204,879 was paid on October 16, 1995. The Company also paid a 5% stock dividend on October 16, 1995 to shareholders of record on September 30, 1995.

                         GAINSCO, INC. AND SUBSIDIARIES
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations



Results of Operations

Gross premiums written for the third quarter of 1995 were approximately $27,772,000 versus $24,252,000 for the comparable 1994 period representing a 15% increase. For the first nine months of 1995 gross premiums written have increased 7% from the comparable 1994 period. The persistency rate increased from 42% in 1994 to 47% in 1995. The following table presents, for each major product line, gross premiums written for the periods indicated:

                                       Three months                                    Nine months
                                    ended September 30                             ended September 30
                       -----------------------------------------        ------------------------------------------
                             1995                   1994                      1995                     1994
                       -----------------       -----------------        -----------------       ------------------
                                                        (Amounts in thousands)
 Commercial auto       $ 15,290      55%       $ 13,634      56%        $ 44,690      57%       $ 43,693       60%

 Auto garage              6,964      25%          5,506      23%          18,645      24%         14,854       20%

 General liability        5,210      19%          4,763      20%          13,796      18%         13,522       18%

 Other lines                308       1%            349       1%             927       1%          1,153        2%
                       --------     ---        --------     ---         --------     ---        --------      ---
          Total        $ 27,772     100%       $ 24,252     100%        $ 78,058     100%       $ 73,222      100%
                       ========     ===        ========     ===         ========     ===        ========      ===


COMMERCIAL AUTO is up 12% for the third quarter of 1995 from the comparable 1994 period and is up 2% for the first nine months of 1995 from the comparable 1994 period. Renewals are up 11% for the first nine months. AUTO GARAGE is up 27% for the third quarter of 1995 from the comparable 1994 period and is up 26% for the first nine months of 1995 from the comparable 1994 period, as a result of continued production increases in Connecticut, Florida, Kentucky, and Pennsylvania. The GENERAL LIABILITY line has recorded a 9% increase for the third quarter of 1995 versus the comparable 1994 period and a 2% increase for the first nine months of 1995 versus the comparable 1994 period. Renewals are up 13% for the first nine months in this product line. For the first nine months of 1995, gross premium written percentages by state/product line are as follows: Texas commercial auto (25%), Texas general liability (7%), Pennsylvania commercial auto (7%), and Kentucky commercial auto (5%) with no other state/product line comprising 5% or more. Premiums earned increased 16% and 14% for the third quarter and the first nine months of 1995, respectively, as a result of increases in premium writings for the current period and the run-off of the 1994 5% quota share reinsurance treaty.

Net investment income increased 20% in the third quarter of 1995 over the comparable 1994 period and increased 22% in the first nine months of 1995 over the comparable 1994 period as a result of growth in the portfolio attributable to positive cash flows. Because of the Company's profitability in the underwriting operations, it achieves the highest after tax income by investing predominantly in tax-exempt securities. At September 30, 1995, 89% of the Company's investments were in investment grade tax-exempt bonds with an average maturity of 4 years. Since the majority of the Company's investments are tax-exempt, the yields appear lower than those of the industry; however, the industry as a whole has a significantly greater percentage of its investments in taxable securities with substantially longer maturities. On a taxable equivalent basis the return on average investments is 6.5% for 1995 versus 6.3% for 1994. The increase is attributable to the reinvestment of maturing securities at higher yields. The Company has the ability to hold its bond securities until their maturity date. The Company does not actively trade its bonds, however, it does classify certain bond securities as available for sale. At September 30, 1995, approximately 7% of the Company's investments were in U.S. Treasury securities and 4% were in short- term money market funds. The Company has not invested and does not intend to invest in derivatives or high-yield ("junk") securities, nor equity securities in issuers of "junk" debt securities. The Company does not have any non- performing fixed maturity securities.

Other income increased $133,457 in the third quarter of 1995 from the third quarter of 1994. For the first nine months of 1995 an increase of $223,657 has been recorded from the comparable 1994 period. The following table presents the components:

                                  Three months               Nine months
                               ended September 30        ended September 30
                             ---------------------     ----------------------
                                1995        1994         1995         1994
                             ---------     -------     ---------    ---------
 Computer software           $  89,373      86,317       382,805      371,927

 Premium finance                74,573      39,570       198,242      109,468

 Plan servicing                421,627     332,043     1,044,931      922,765

 Other income                   11,126       5,312        26,080       24,241
                             ---------     -------     ---------    ---------

          Total              $ 596,699     463,242     1,652,058    1,428,401
                             =========     =======     =========    =========

Revenues in the computer software operation are up approximately 3% from the comparable 1994 periods and are expected to show moderate increases for the year with profitable results.

Revenues from the premium finance operation are up 88% in the third quarter of 1995 over the third quarter of 1994 and are up 81% for the first nine months of 1995. Through nine months amounts financed are $1,623,000 (82%) above the comparable 1994 period. Premium finance notes receivable were approximately $1,571,000 at September 30, 1995 versus $808,000 at September 30, 1994 and the average annualized return has increased from 16% to 17%.

Plan servicing revenues from commercial automobile plans increased $89,584 in the third quarter of 1995 when compared to the third quarter of 1994 and are $122,166 above the comparable nine month period of 1994. Written premiums are 28% ahead of last year on a nine month comparative basis. The California plan began contributing to revenues in the second quarter of 1995. The Company is continuing to pursue management contracts with other states to administer their commercial automobile plans.

Claims and claim adjustment expenses (C & CAE) increased $2,167,649 in the third quarter of 1995 from the third quarter of 1994. The C & CAE ratio was 51.6% in the third quarter of 1995 versus 49.7% in

1994 for the comparable period. C & CAE have increased $6,541,616 for the first nine months of 1995 over the comparable 1994 period. The C & CAE ratio was 52.6% for the first nine months of 1995 and 49.2% for the comparable 1994 period. Five separate hailstorms, which occurred during the second quarter of 1995, accounted for approximately $900,000 in claims or 1.3 points of the nine month C & CAE ratio. The C & CAE ratio for the third quarter and first nine months of 1995 remains within the Company's expected range of 50-55%.

Commissions increased in the third quarter of 1995 from the 1994 third quarter as a result of the increase in written premiums between these periods and as a result of commission income from the 1994 5% quota share treaty only reducing commission expense approximately $32,000 in 1995, whereas it decreased commission expense in 1994 by approximately $762,000. Commissions increased in the first nine months of 1995 period from the comparable 1994 period as a direct result of increases in gross premiums written and as a result of commission income from the 1994 5% quota share treaty reducing commission expense in 1994 more than in 1995. The ratio of commissions to premiums earned was 24% and 21% for the third quarter of 1995 and 1994, respectively and 22% for the first nine months of 1995 and 1994. This ratio increased in the quarterly comparison because of the increase in commissions recorded during the 1995 quarter as a direct result of the increase in gross premiums written.

The change in deferred policy acquisition costs resulted in a net increase to income of $525,104 for the third quarter of 1995 versus a net increase of $109,868 in the third quarter of 1994. A net increase of $1,572,804 was recorded for the first nine months of 1995 versus a net increase of $1,192,674 in the comparable 1994 period. The change in the amount of the increase in DAC between comparable periods is directly related to the rate at which unearned premiums are growing as a result of the growth rate of premium writings. Since DAC (asset) is a function of unearned premiums (liability) the change in DAC correlates to the change in unearned premiums. The ratio of DAC to net unearned premiums was 26% and 25% at September 30, 1995 and 1994, respectively.

Underwriting and operating expenses were up 8% in the quarterly comparison and were up 4% in the nine month comparison to the 1994 periods primarily as a result of increases in personnel costs and premium taxes.

The effective tax rate for the third quarter of 1995 was 26% versus 24% in the comparable 1994 quarter primarily because tax-exempt interest income was a smaller portion of income in 1995 than in 1994. The effective tax rate was 25% for the first nine months of 1995 and 1994.

For the first nine months of 1995, net income was 8% above the comparable 1994 period. Excluding the unusual hailstorm claims, net income would have been 13% above the 1994 period. The GAAP combined ratio for the insurance operations was 84.9% for the first nine months of 1995 versus 83.3% for the first nine months of 1994, remaining favorably below the expected 85-90% range.


Liquidity and Capital Resources

The primary sources of the Company's liquidity are funds generated from insurance premiums, net investment income and maturing investments. The short-term investments and cash are intended to provide adequate funds to pay claims without selling the fixed maturity investments. At September 30, 1995 the Company held short-term investments and cash of $8,689,643 which is adequate liquidity for the payment of claims and other short-term commitments.

With regard to long term liquidity, the average duration of the investment portfolio is 3 years. The fair value of the fixed maturity portfolio at September 30, 1995 was approximately $1.9 million above amortized cost.

The increase in investments and cash is attributable to the positive cash flows generated from operating activities. Reinsurance balances receivable decreased as a result of the recovery of a large ceded claim. Ceded unpaid claims and claim adjustment expenses have increased largely as a result of an increase in incurred but not reported reserves under the excess casualty treaty. Ceded unearned premiums decreased primarily because of the nonrenewal of the 5% quota share treaty in 1995. Deferred policy acquisition costs (DAC) increased primarily as a result of the increase in premium writings. DAC is 26% of net unearned premiums at September 30, 1995 and 25% of net unearned premiums at December 31, 1994.

Unpaid claims and claim adjustment expenses have increased as a result of an increase in incurred but not reported reserves under the excess casualty treaty and because of the increase in writings. Unearned premiums increased because of the increase in writings. Commissions payable have decreased as a result of the annual contingent commission payments to the general agents in the first quarter of 1995. Reinsurance balances payable have decreased due to the run-off of the 5% quota share reinsurance treaty in 1995. Drafts payable decreased because a large amount of drafts were issued late in the fourth quarter of 1994 and cleared in the first quarter of 1995. The note payable decreased as a result of principal repayment during the second quarter (see note 3 of Notes to Consolidated Financial Statements). The Company's liquidity position remains strong as a result of cash flows from underwriting and investment activities.

The increase in common stock is largely the result of the 5% stock dividends paid on April 14 and October 16, 1995. This also accounts for the increase in additional paid-in capital and the decrease in retained earnings. Net unrealized gains on fixed maturities of $751,832 were recorded during the first nine months of 1995 as a result of an increase in the fair value of the bonds available for sale.

The Company is not aware of any current recommendations by the regulatory authorities, which if implemented, would have a material effect on the Company's liquidity, capital resources or results of operations.

                         PART II.  OTHER INFORMATION

                        GAINSCO, INC. AND SUBSIDIARIES


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

                  10.31   Change in Control Agreement with Joseph D. Macchia

                  10.32   Change in Control Agreement with Jack L. Johnson

                  10.33   Change in Control Agreement with Daniel J. Coots

                  10.34   Change in Control Agreement with Norman Alberigo

                  10.35   Change in Control Agreement with Carolyn E. Ray

                  10.36   Change in Control Agreement with Mark D. Brissman

                  10.37   Change in Control Agreement with J. Landis Graham

                  10.38   Amendment to Change in Control Agreement with Joseph
                          D. Macchia

                  10.39 Amendment to Change in Control Agreement with Jack L. Johnson

                  10.40   Amendment to Change in Control Agreement with Daniel
                          J. Coots

                  10.41 Amendment to Change in Control Agreement with Norman Alberigo

                  10.42   Amendment to Change in Control Agreement with Carolyn
                          E. Ray

                  10.43 Amendment to Change in Control Agreement with Mark D. Brissman

                  10.44 Clarification to the GAINSCO, INC. Executive Incentive Compensation Plan

                  10.45   GAINSCO, INC. 1995 Stock Option Plan

                  27.0    Financial Data Schedule

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

                                             GAINSCO, INC.



Date:  November 13, 1995
                                        By   /s/ Daniel J. Coots               .
                                             -----------------------------------
                                             Daniel J. Coots
                                             Senior Vice President and
                                             Chief Financial Officer

                                EXHIBIT INDEX

                                                                                                Sequentially
     Exhibit No.                         Description                                             No. Page
     -----------                         -----------                                            ------------
        10.31         Change in Control Agreement with Joseph D. Macchia                        ____________

        10.32         Change in Control Agreement with Jack L. Johnson                          ____________

        10.33         Change in Control Agreement with Daniel J. Coots                          ____________

        10.34         Change in Control Agreement with Norman Alberigo                          ____________

        10.35         Change in Control Agreement with Carolyn E. Ray                           ____________

        10.36         Change in Control Agreement with Mark D. Brissman                         ____________

        10.37         Change in Control Agreement with J. Landis Graham                         ____________

        10.38         Amendment to Change in Control Agreement with                             ____________
                      Joseph D. Macchia

        10.39         Amendment to Change in Control Agreement with                             ____________
                      Jack L. Johnson

        10.40         Amendment to Change in Control Agreement with                             ____________
                      Daniel J. Coots

        10.41         Amendment to Change in Control Agreement with                             ____________
                      Norman Alberigo

        10.42         Amendment to Change in Control Agreement with                             ____________
                      Carolyn E. Ray

        10.43         Amendment to Change in Control Agreement with                             ____________
                      Mark D. Brissman

        10.44         Clarification to the GAINSCO, INC. Executive                              ____________
                      Incentive Compensation Plan

        10.45         GAINSCO, INC. 1995 Stock Option Plan                                      ____________

        27.0          Financial Data Schedule                                                   ____________