Form 10-K405
period 1995-12-31
GAINSCO INC
filed 1996-03-28
CIK 786344

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                      20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15 (d) of
                       The Securities Exchange Act of 1934

For the fiscal year ended                          Commission file number 1-9828
December 31, 1995

                                  GAINSCO, INC.
             (Exact name of registrant as specified in its charter)

           TEXAS                                                      75-1617013
(State of Incorporation)                                        (I.R.S. Employer
                                                             Identification No.)
500 Commerce Street
Fort Worth, Texas                                                          76102
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code (817) 336-2500

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class               Name of each exchange on which registered
Common Stock ($.10 par value)                        The American Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  X  Yes    No
                                   ---     ---

The aggregate market value of the voting stock held by non-affiliates of the registrant (18,197,590 shares) as of the close of the business on February 29, 1996 was $197,898,791 (based on the closing sale price of $10.875 per share).

As of February 29, 1996, there were 21,525,221 shares of the registrant's $.10 Par Value Common Stock outstanding.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Documents incorporated by reference:

                          Document                                               Form 10-K Part
                          --------                                               --------------

Proxy Statement for the 1996 Annual Meeting to be held May 10, 1996                   III

Exhibits to Form 10-K Annual Reports filed with the SEC for fiscal years ended
December 31, 1988, 1990, 1991, 1992, 1993 and 1994                                     IV

Exhibits to Form S-1's filed with the SEC and effective November 6,
1986 (No. 33-7846) and November 14, 1988 (No. 33-25226)                                IV

                                     PART I





ITEM 1.  BUSINESS

GENERAL DESCRIPTION

     GAINSCO, INC. is a holding company, the only operations of which are to provide administrative and financial services for its wholly-owned subsidiaries. The term "Company" as used in this document includes GAINSCO, INC. and its subsidiaries, unless the context otherwise requires. The Company was incorporated in Texas on October 11, 1978. It completed its initial public offering on November 14, 1986.

     The Company is a property and casualty insurance company concentrating its efforts on certain specialty excess and surplus markets within the commercial auto, auto garage and general liability insurance lines. The Company's insurance operations are conducted through three insurance companies, General Agents Insurance Company of America, Inc., an Oklahoma corporation, MGA Insurance Company, Inc., a Texas corporation, and GAINSCO County Mutual Insurance Company, a Texas chartered company. The Company is approved to write insurance in 49 states and the District of Columbia on a non-admitted basis and in 43 states on an admitted basis. The Company markets its lines of insurance through 180 non-affiliated general agents' offices. Approximately 76% of the Company's gross premiums written during 1995 resulted from risks located in Arkansas, California, Florida, Georgia, Kentucky, Louisiana, Pennsylvania, Tennessee, Texas and West Virginia.

     Excess and surplus lines of insurance are generally written on classes of risks which admitted insurers will not write; many of which are too small in premium size for larger companies to handle efficiently. For a description of the product lines presently written by the Company, see "Business-Product Lines." Because of the lack of availability of coverage from admitted insurers, premium levels for excess and surplus policies are generally higher than for standard coverages provided by admitted insurers. State insurance authorities permit excess and surplus lines companies greater rate and policy form flexibility than admitted companies. The Company, therefore, sets its policy premiums by applying its own judgment after consideration of the risks involved. Part of its analysis includes the review of historical premium rate and loss cost information as compiled and reported by independent rating bureaus. The Company's current premiums typically range from 160% to 275% of the loss costs published by the rating organizations. These loss cost multipliers approximate a range of 100% to 170% of manual rates.

     The strategy of the Company is to identify various types of risks where it can price its coverages favorably and maximize the potential for underwriting profit. This strategy has resulted in changes in product mix and product design from time to time.

    The Company is currently writing 20 classes of general liability on a claims-made basis. The remaining classes of general liability are written on an occurrence basis. At December 31, 1995, approximately 4% of the Company's general liability policies in force were on a claims-made basis. The claims-made form of policy provides that coverage applies only to claims which occur and claims that are made during the term of the policy. Once the policy period is over in claims-made policies, the approximate extent of the insurer's liability is known. The occurrence form of policy provides coverage for losses from claims which occurred during the policy period, regardless of when the claims are asserted. Under the claims-made basis the insurer has greater certainty in predicting the extent of its liability for claims. The Company has had no legal challenges on the enforceability of its claims-made policies where denial of coverage was made by the Company under the limited reporting period provision. The Company does have a 60 day grace period provision for reporting claims after the policy expiration date on its claims-made form of policy. The Company feels this provision remedies it against issues of enforceability in recent court decisions. In the reserving process, claims-made coverages are reserved separately from occurrence coverages. By examining the separate payout patterns, the average outstanding claims, and the distribution of claims by age of claim, IBNR reserves are set to reflect the coverage differences.

     The Company, through a wholly-owned subsidiary, has developed and is marketing a computer software package related to general agency operations. Through another wholly-owned subsidiary, the Company is engaged in the premium finance business. Through MGA Insurance Company, Inc., a wholly-owned subsidiary, the Company earns fee revenues by acting as a servicing carrier for the Commercial Automobile Insurance Procedures of Arkansas, California, Louisiana, and Mississippi and the Commercial Assignment Procedure of Pennsylvania. Through GAINSCO County Mutual Insurance Company, the Company entered into fronting agreements with two non-affiliated insurance companies. The business written under these agreements is ceded 100% to reinsurers rated "A- (Excellent)" or better by A. M. Best and 100% of the liabilities are fully collateralized with pledged investment grade securities or letters of credit.

PRODUCT LINES

     The Company's principal products serve certain specialty markets within the commercial auto, auto garage and general liability insurance lines. The following table sets forth, for each product line, gross premiums written (before ceding any amounts to reinsurers), percentage of gross premiums written for the periods indicated and the number of policies in force at the end of each period.

                                                                   Years ended December 31
                                          ----------------------------------------------------------------------
                                                  1995                      1994                     1993
                                          --------------------        -----------------        -----------------

 Gross Premiums Written:                                       (Dollar amounts in thousands)

Commercial Auto                           $ 62,517         58%        58,117         59%       51,599        60%
Auto Garage                                 25,270         23%        20,073         20%       16,114        19%
General Liability                           19,052         18%        18,564         19%       16,323        19%
Other Lines                                  1,233          1%         1,410          2%        1,337         2%
                                          --------        ---         ------        ---        ------       ---

        Total                             $108,072        100%        98,164        100%       85,373       100%
                                          ========        ===         ======        ===        ======       ===

 Policies in Force (End of Period)          34,309                    30,691                   25,441

     Commercial Auto The commercial auto coverage underwritten by the Company includes risks associated with local haulers of specialized freight (e.g. sand and gravel), tradespersons' vehicles and trucking companies (other than long haulers). Policies are written only for vehicles primarily operated within the state of garaging and one state beyond or 1,000 miles, whichever is the greater distance. Liability and physical damage coverages for these risks are currently limited to $1,000,000 per accident and $100,000 per unit, respectively.

     Auto Garage The Company's auto garage program includes garage liability, garage keepers' legal liability and dealers' open lot coverages. The maximum limit on these coverages is $1,000,000. The Company targets its coverage to used car dealers, recreational vehicle dealers, automobile repair shops and wrecker/towing risks.

     General Liability The Company underwrites general liability insurance with liability limits up to $1,000,000 for small businesses such as car washes, janitorial services, small contractors, apartment buildings, rental dwellings and retail stores. The Company does not underwrite professional liability, manufacturers' products liability, liquor liability, heavy contracting liability, oil well drilling liability, marine liability or municipality risks.

     Other Lines The Company also issues a variety of other property and casualty insurance coverages including monoline property insurance. The Company's restricted commercial property policy covers fire, extended coverage, vandalism and malicious mischief for commercial establishments. This policy covers property damage up to $200,000.

REINSURANCE

     The Company purchases reinsurance in order to reduce its liability on individual risks and to protect against catastrophe claims. A reinsurance transaction takes place when an insurance company transfers, or "cedes", to another insurer a portion or all of its exposure. The reinsurer assumes the exposure in return for a portion or all of the premium. The ceding of insurance does not legally discharge the insurer from its primary liability for the full amount of the policies, and the ceding company is required to pay the claim if the reinsurer fails to meet its obligations under the reinsurance agreement.

     During 1993 and 1994, the Company reinsured its business under a 5% quota-share reinsurance treaty which was not renewed in 1995. Under the quota-share reinsurance treaties, the Company and its reinsurers share the premium and claims proportionately and the reinsurers pay the Company a ceding commission for their share of acquisition and operating expenses. In 1995 the Company commuted its 1993 and 1994 quota-share treaties thereby reassuming all risks and relieving the reinsurers of any further liability under those treaties.

     In 1991 the Company wrote casualty policy limits of $1,000,000. For policies having effective dates of January 1 through September 30, 1991, the Company has excess reinsurance for 80% of casualty claims in excess of $200,000 but not exceeding $500,000 and 95% of casualty claims in excess of $500,000 up to the $1,000,000 policy limits. For policies with an effective date of October 1, 1991 through December 31, 1994, the Company has excess reinsurance for 100% of casualty claims exceeding $300,000 up to the $1,000,000 policy limits. For policies with an effective date of January 1, 1995 or after, the Company has excess reinsurance for 100% of casualty claims exceeding $500,000 up to the $1,000,000 policy limits which results in a maximum net claim retention per risk of $500,000. The Company's maximum net claim retention per risk is $285,000 for policies with an effective date of January 1, 1991 through September 30, 1991 and $300,000 for policies with an effective date of October 1, 1991 through December 31, 1994.

     Excess casualty reinsurance carried by the Company includes "extra-contractual obligations" coverage. This coverage protects the Company against claims arising out of certain legal liability theories not directly based on the terms and conditions of the Company's policies of insurance. Extra-contractual obligation claims are covered 90% under the excess casualty reinsurance treaty up to its respective limits.
     The Company carries catastrophe property reinsurance to protect it against catastrophe occurrences for 95% of the property claims which exceed $500,000 but do not exceed $8,000,000. From time to time the Company makes use of facultative reinsurance to cede unusual risks on a negotiated basis.

     The Company has signed contracts in force for its reinsurance treaties for all years through 1995. The Company has written confirmations from reinsurers for 1996 from its reinsurance intermediaries regarding the basic terms and provisions under which they will cede the Company's risks, but, as of the date hereof, formal reinsurance treaty contracts with these reinsurers have not been executed. It is customary in the industry for insurance companies and reinsurers to operate under such commitments pending the execution of formal reinsurance treaties. No assurance can be given that such reinsurance treaties will be executed or, if executed, that the terms and provisions thereof will not be modified.

     The Company is operating under excess casualty reinsurance treaties with two reinsurance companies, each of which reinsures a given percentage of ceded risks. The Company's excess reinsurance is provided in varying amounts by reinsurers rated "A (Excellent)" or better by A.M. Best Company (Best's). See "Business--Rating." The following table identifies each such reinsurer and sets forth the percentage of the coverage assumed by each of them:

                                  Percentage of Risk Reinsured
                                  -----------------------------

                                  1996         1995        1994
                                  ----         ----        ----

Excess Reinsurer
PMA Reinsurance Corporation         50%         50%         75%
Dorinco Reinsurance Company         50%         50%         25%
                                   ---         ---         ---
                                   100%        100%        100%
                                   ===         ===         ===

MARKETING AND DISTRIBUTION

     The Company markets its insurance products through 180 non-affiliated general agents' offices, commonly referred to as wholesale agents. These general agents each represent several insurance companies, some of which may compete with the Company. The general agents solicit business from independent local agents or brokers, commonly referred to as retail agents, who are in direct contact with insurance buyers.

     The Company has elected to utilize general agents to market its insurance products in order to avoid the fixed costs of a branch office system. These general agents have experience in the specialty lines of coverages in which the Company concentrates and, in many instances, a long business history with members of the Company's management. The Company requires that its general agents have a specified level of errors and omissions insurance coverage, which indirectly protects the Company against certain negligence on the part of general agents. The Company performs annual financial reviews and does limited quarterly reviews on each of its agent entities. The Company has errors and omissions insurance coverage to protect against negligence on the part of its employees.

     The Company has developed underwriting manuals to be used by its general agents. The general agents are authorized to commit the Company to provide insurance if the risks and terms involved in the particular coverage are within the underwriting guidelines set forth in the Company's underwriting manuals. The Company has devoted extensive resources to the development of detailed underwriting manuals so that its general agents can consistently price and select risks, and the Company believes its manuals have been a significant factor in consistently producing superior underwriting results. All manuals stipulate minimum rates to be charged for the various classes of coverage offered.

     The general agents are compensated on a commission basis which varies by line of business. In addition, the general agency contracts between the Company and its general agents contain significant profit contingency inducements designed to reward those general agents with superior claim ratios who write certain minimum levels of premium with the Company. The general agents also retain a portion of the payment made by the insured as policy fee in connection with the issuance of most of the Company's non- admitted policies.

     Certain coverages, such as auto liability, may only be written in some states by companies with the authority to write insurance on an admitted basis in such states. The Company currently is approved to write insurance on an admitted basis in 41 states and plans to seek authority to write insurance on an admitted basis in virtually all of the remaining states, but no assurance can be given of when or if this goal will be reached.

UNPAID CLAIMS AND CLAIM ADJUSTMENT EXPENSES

     The Company maintains reserves for the payment of claims and claim adjustment expenses for both reported and unreported claims. Claim reserves are estimates, at a given point in time, of amounts that the Company expects to pay on incurred claims based on facts and circumstances then known. The amount of claim reserves for reported claims is primarily based upon a case-by-case evaluation of the type of claim involved, the circumstances surrounding the claim, and the policy provisions relating to the type of claim. The amount of claim reserves for unreported claims and case reserve development is determined on the basis of historical information and anticipated future conditions by lines of insurance and actuarial review. Reserves for claim adjustment expenses are intended to cover the ultimate costs of settling claims, including investigation and defense of lawsuits resulting from such claims. Inflation is implicitly reflected in the reserving process through analysis of cost trends and review of historical reserve results.

    Ultimate liability may be greater or lower than current reserves. Reserves are continually monitored by the Company using new information on reported claims and a variety of statistical techniques. The Company does not discount to present value that portion of its claim reserves expected to be paid in future periods.

     The following table sets forth the changes in unpaid claims and claim adjustment expenses, net of reinsurance cessions, as shown in the Company's consolidated financial statements for the periods indicated:

                                                                As of and for the
                                                             years ended December 31
                                                      --------------------------------------
                                                        1995             1994         1993
                                                      --------         --------     --------
                                                              (Amounts in thousands)
Unpaid claims and claim adjustment expenses,
   beginning of period                                $ 80,729           72,656       66,517
Less: Ceded unpaid claims and claim adjustment
  expenses, beginning of period                         19,972           16,701       16,594

Net unpaid claims and claim adjustment expenses,
  beginning of period                                   60,757           55,955       49,923
                                                      --------         --------     --------
Net claims and claim adjustment expenses
  incurred related to:

  Current period                                        48,064           37,571       35,012
  Prior periods                                            401            3,618        4,227
                                                      --------         --------     --------

    Total net claims and claim adjustment
        expenses incurred                               48,465           41,189       39,239
                                                      --------         --------     --------
Net claim and claim adjustment expenses paid
  related to:

  Current period                                        14,131           12,297       10,737
  Prior periods                                         26,953(1)        24,090       22,470
                                                      --------         --------     --------

    Total net claim and claim adjustment expenses
        paid                                            41,084           36,387       33,207
                                                      --------         --------     --------
  Commutation of quota-share reinsurance treaties       (2,223)(1)         --           --
                                                      --------         --------     --------

Net unpaid claims and claim adjustment expenses,
  end of period                                         70,361           60,757       55,955
Plus:  Ceded unpaid claims and claim adjustment
  expenses, end of period                               24,650(1)        19,972       16,701
                                                      --------         --------     --------
Unpaid claims and claim adjustment expenses, end
  of period                                           $ 95,011           80,729       72,656
                                                      ========         ========     ========

(1) The Company commuted its 1993 and 1994 quota-share reinsurance treaties in 1995, respectively, and thereby reassumed all risks and the related unpaid claims and claim adjustment expenses of $2,223,000 (see note 4 to the consolidated financial statements). This was accounted for using the paid claim method, whereby unpaid claims and claim adjustment expenses were increased $2,223,000 and paid claims and claim adjustment expenses were decreased $2,223,000, thus preventing distortion of claims and claim adjustment expenses incurred.

    The following table sets forth, as of December 31, 1995, 1994, and 1993, differences between the amount of net unpaid claims and claim adjustment expenses reported in the Company's statements, prepared in accordance with statutory accounting principles ("SAP"), and filed with the various state insurance departments, and those reported in the consolidated financial statements prepared in accordance with generally accepted accounting principles ("GAAP"):

                                                              As of December 31
                                                     ------------------------------------

                                                       1995          1994          1993
                                                     --------      --------      --------
                                                            (Amounts in thousands)

Net reserves reported on a SAP basis                 $ 71,169        61,364        56,547
Adjustments:
  Estimated recovery for salvage and subrogation         (808)         (607)         (592)
                                                     --------      --------      --------

Net reserves reported on a GAAP basis                $ 70,361        60,757        55,955
                                                     ========      ========      ========

     The following table represents the development of GAAP balance sheet reserves for the period 1985 through 1995. The top line of the table shows the reserves for unpaid claims and claim adjustment expenses for all current and prior years as recorded at the balance sheet date for each of the indicated years. The reserves represent the estimated amount of claims and claim adjustment expenses for claims arising in the current and all prior years that are unpaid at the balance sheet date, including claims that have been incurred but not yet reported to the Company.

     The upper portion of the following table shows the net cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year. The lower portion of the table shows the reestimated amount of the previously recorded net reserves based on experience as of the end of each succeeding year, including net cumulative payments made since the end of the respective year. For example, the 1990 liability for net claims and claim adjustment expenses reestimated five years later (as of December 31, 1995) was $29,022,000 of which $26,970,000 has been paid, leaving a net reserve of $2,052,000 for claims and claim adjustment expenses in 1990 and prior years remaining unpaid as of December 31, 1995.

     "Net cumulative redundancy (deficiency)" represents the change in the estimate from the original balance sheet date to the date of the current estimate. For example, the 1990 net reserve for unpaid claims and claim adjustment expenses indicates a $116,000 net deficiency from December 31, 1990 to December 31, 1995 (five years later). Conditions and trends that have affected development of liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

                                                 As of and for the years ended December 31
                       ---------------------------------------------------------------------------------------------

                        1985     1986     1987      1988   1989     1990     1991    1992    1993     1994      1995
                       ------   ------   ------    ------  ------  ------   ------  ------  ------   ------   ------

Unpaid claims & claim
  adjustment expenses:
        Gross          17,705   16,335   27,352    29,538  35,744  45,214   53,148  66,517  72,656   80,729   95,011
        Ceded           8,889    8,863   18,865    15,005  15,695  16,308   15,105  16,594  16,701   19,972   24,650
                       ------   ------   ------    ------  ------  ------   ------  ------  ------   ------   ------
        Net             8,816    7,472    8,487    14,533  20,049  28,906   38,043  49,923  55,955   60,757   70,361

Net cumulative paid as
 of:
    One year later      3,413    2,356    3,766     4,902   7,545  10,251   15,037  22,470  24,090   24,730
    Two years later     5,336    4,741    5,895     8,660  12,340  18,145   26,819  37,032  39,182
    Three years later   6,953    6,061    7,332    10,642  16,413  23,255   33,879  45,884
    Four years later    7,905    6,947    8,069    12,606  19,085  26,171   37,292
    Five years later    8,579    7,300    8,721    13,815  20,633  26,970
    Six years later     8,842    7,647    9,064    14,249  21,020
    Seven years later   9,111    7,854    9,312    14,140
    Eight years later   9,133    7,999    9,329
    Nine years later    9,262    7,997
    Ten years later     9,257

Net reserves
 reestimated as of:
    One year later      8,273    7,239    8,869    13,645  20,060  28,354   38,528  54,150  59,573   61,157
    Two years later     8,275    7,512    9,166    13,694  20,566  28,479   42,235  57,223  59,922
    Three years later   8,587    8,055    9,154    14,024  21,214  30,035   43,217  57,459
    Four years later    9,264    8,057    9,355    14,675  22,431  30,129   42,493
    Five years later    9,253    8,214    9,543    15,248  22,332  29,022
    Six years later     9,394    8,186    9,672    15,174  22,034
    Seven years later   9,345    8,206    9,606    14,572
    Eight years later   9,275    8,237    9,509
    Nine years later    9,360    8,220
    Ten years later     9,281

Net cumulative
     redundancy
        (deficiency)     (464)    (748)  (1,022)      (39) (1,985)   (116)  (4,450) (7,536) (3,967)    (401)

The Company has an indicated deficiency of approximately 1% of initial reserves for the 1994 year. Net reserves at December 31, 1995 were approximately $70,361,000, which the Company believes are adequate.

OPERATING RATIOS

     CLAIMS, EXPENSE AND COMBINED RATIOS: Claims and expense ratios are traditionally used to interpret the underwriting experience of property and casualty insurance companies.

     Statutory Accounting Principles (SAP) Basis - Claims and claim adjustment expenses are stated as a percentage of premiums earned because claims may occur over the life of a particular insurance policy. Underwriting expenses on a SAP basis are stated as a percentage of net premiums written rather than premiums earned because most underwriting expenses are incurred when policies are written and are not spread over the policy period. Underwriting profit margin is achieved when the combined ratio is less than 100%. The Company's claims, expense and combined ratios and the property and casualty industry's claims, expense and combined ratios, both on a SAP basis, are shown in the following table:

                                       Years ended December 31
                         -----------------------------------------------------

                          1995       1994        1993        1992         1991
                         -----       -----       -----       -----       -----
 COMPANY RATIOS

Claims Ratio              48.7%       47.9%       51.4%       47.7%       49.4%
Expense Ratio             34.2%       34.4%       33.9%       33.8%       33.3%
                         -----       -----       -----       -----       -----
Combined Ratio            82.9%       82.3%       85.3%       81.5%       82.7%
                         =====       =====       =====       =====       =====

INDUSTRY RATIOS (1)
Claims Ratio              80.0%       81.1%       79.5%       88.1%       81.1%
Expense Ratio             26.1%       26.0%       26.2%       26.5%       26.4%
                         -----       -----       -----       -----       -----
Combined Ratio           106.1%      107.1%      105.7%      114.6%      107.5%
                         =====       =====       =====       =====       =====

----------

(1) The property and casualty industry as a whole, not companies with comparable lines of coverage, was used in the calculation of these ratios by A.M. Best Company. 1995 is estimated.

    The Company has continued to produce favorable claims ratios when compared to the industry. This has resulted from the Company maintaining its high underwriting standards and closely monitoring its pricing structure and adjusting it when needed. Since 1988 the Company has targeted, through its pricing decisions, a claims ratio range of 50-55% and a combined ratio range of 85-90%. The Company has been very successful in attaining these goals and when results have fallen outside of the range, it has been on the favorable side. The unfavorable variance to the industry with regard to the expense ratios is because of the specific lines that the Company writes and the profit contingency inducements. The Company's commission expense ratio is higher than the average of the overall industry on a net premiums written basis. Its higher expense ratios are more than offset by significantly lower claims ratios (favorable by an estimated 31.3 percentage points in 1995 and 33.2 percentage points in 1994, when compared to the industry) which results in the highly favorable combined ratio variances of an estimated 23.2 and 24.8 percentage points in 1995 and 1994, respectively. It should be noted that the Company ratios relate only to insurance operations. The holding company provides administrative and financial services for its wholly-owned subsidiaries. The allocation of the holding company's expenses solely to its insurance companies would have an impact on their results of operations and would also affect the ratios presented.

     Generally Accepted Accounting Principles (GAAP) Basis - Claims and claim adjustment expenses are stated as a percentage of premiums earned as they are on a SAP basis. However, earned premiums include net policy fees earned whereas on a SAP basis policy fees earned are recorded on a gross basis. The GAAP expense ratio is based on premiums earned and includes the change in policy acquisition costs and underwriting expenses. Other differences include the treatment of the allowance for doubtful accounts. The following table presents the Company's claims, expense and combined ratios on a GAAP basis:

                                             Years ended December 31
                               -------------------------------------------------
                               1995       1994       1993       1992       1991
                               -----      -----      -----      -----      -----

Claims Ratio                   49.8%      48.8%      51.7%      48.2%      50.4%
Expense Ratio                  33.1%      34.4%      33.0%      33.6%      34.9%
                               ----       ----       ----       ----       ----
Combined Ratio                 82.9%      83.2%      84.7%      81.8%      85.3%
                               ====       ====       ====       ====       ====


     PREMIUM TO SURPLUS RATIO: The following table shows, for the periods indicated, the Company's statutory ratios of statutory net premiums written to statutory policyholders' surplus. While there is no statutory requirement which establishes a permissible net premiums written to surplus ratio, guidelines established by the National Association of Insurance Commissioners (NAIC) provide that this ratio should be no greater than 3 to 1.


                                          As of and for the yeard ended December 31
                               -------------------------------------------------------------

                                  1995            1994             1993             1992             1991
                               ----------       ---------        ---------        ---------           ------
                                            (Amounts in thousands, except ratios)

 Net premiums written          $  108,689          91,170           79,278           81,250           64,524
 Policyholders' surplus        $   50,140          42,350           35,906           27,291           22,742
  Ratio                         2.17 to 1       2.15 to 1        2.21 to 1        2.98 to 1        2.84 to 1

INVESTMENTS

     The Company's investment portfolio is under the direction of the Board of Directors acting through the Investment Committee. The Investment Committee establishes the Company's investment policy, which is to maximize after-tax yield while maintaining safety of capital together with adequate liquidity for insurance operations. The investment portfolio consists primarily of fixed maturity tax-exempt municipal bonds and United States Government securities. The Company does not invest in high yield ("junk") securities. As of December 31, 1995 and 1994, the Company had no high-yield fixed maturity securities nor non-performing fixed maturity securities. Furthermore, the Company has never bought nor sold either high-yield fixed maturity securities or derivatives. The Company does not actively trade its bonds, however, it does classify certain bond securities as available for sale. The Company holds no equity securities in issuers of high-yield debt securities.

     The following table sets forth, for the periods indicated, the Company's investment results, before income tax effects:

                                               As of and for the years ended December 31
                                     -------------------------------------------------------------

                                       1995          1994          1993        1992          1991
                                     --------      -------       -------      -------       ------

                                                       (Dollar amounts in thousands)

Average investments (1)              $170,881      148,688       128,632      102,254       74,194
Investment Income                       8,157        6,868         6,159        5,472        4,515
Return on average investments (2)         4.8%         4.6%          4.8%         5.4%         6.1%
Taxable equivalent return on
   average investments                    6.6%         6.4%          6.6%         7.3%         8.4%
Net realized gains                        108          135             4          172           68
Net unrealized gains (losses)        $  2,772       (1,829)        2,395        2,270        3,609


----------

(1) Average investments is the average of beginning and ending investments at amortized cost, computed on an annual basis.

(2) Includes taxable and tax-exempt securities.

     The following table sets forth the composition of the investment portfolio of the Company.


                                                           As of December 31
                                  ---------------------------------------------------------------------
                                           1995                    1994                    1993
                                  ---------------------   ---------------------   ---------------------

                                                     (Dollar amounts in thousands)
                                  Amortized      Fair     Amortized     Fair      Amortized      Fair
 Type of Investment                  Cost        Value       Cost       Value        Cost        Value
-------------------               ---------    --------   ---------    --------   ---------    --------

 Fixed Maturities:
   Bonds:
     U.S. government securities    $  9,606       9,733      10,555      10,213      13,485      13,938
     Tax-exempt state and
         municipal bonds             87,696      88,689     113,088     111,687      99,387     101,047
     Certificates of deposit            620         620         570         570         570         570

   Bonds available for sale:
     Tax-exempt state and
       municipal bonds               77,478      79,130      25,779      25,693      20,422      20,704
                                   --------    --------    --------    --------    --------    --------

     Total fixed maturities         175,400     178,172     149,992     148,163     133,864     136,259
                                   --------    --------    --------    --------    --------    --------

 Short-term investments               5,975       5,975      10,394      10,394       3,125       3,125
                                   --------    --------    --------    --------    --------    --------

     Total investments             $181,375     184,147     160,386     158,557     136,989     139,384
                                   ========    ========    ========    ========    ========    ========

     The maturity distribution of the Company's investments in fixed maturities at December 31, 1995 and 1994, is as follows:

                                                                    As of December 31
                                                  -------------------------------------------------------
                                                           1995                              1994
                                                  ---------------------            ----------------------
                                                                  (Amounts in thousands)
                                                  Amortized                        Amortized
                                                     Cost       Percent               Cost        Percent
                                                  ---------     -------            ---------      -------
 Within 1 year                                   $   17,781       10.1%            $  48,232        32.2%
 Beyond 1 year but within 5 years                   133,947       76.4%               66,755        44.5%
 Beyond 5 years but within 10 years                  16,572        9.5%               33,580        22.4%
 Beyond 10 years but within 20
  years                                               6,553        3.7%                1,425          .9%
 Beyond 20 years                                        547         .3%                  -            -
                                                  ---------      -----             ---------       -----
                                                  $ 175,400      100.0%            $ 149,992       100.0%
                                                  =========      =====             =========       =====

RATING

     A.M. Best Company ("Best's"), publisher of Best's insurance reports, property-casualty, has currently assigned an "A+ (Superior)" pooled rating to the Company. Best's ratings are based on an analysis of the financial condition and operation of an insurance company as they relate to the industry in general. Best's generally reviews its ratings on a quarterly basis.

GOVERNMENT REGULATION

     The Company's insurance companies are subject to varied governmental regulation in the states in which they conduct business. Such regulation is vested in state agencies having broad administrative power dealing with all aspects of the Company's business and is concerned primarily with the protection of policyholders rather than shareholders. It is the Company's position that Proposition 103, which was enacted by the State of California and imposes a roll-back of property and casualty insurance rates, does not apply to the premium writings of the Company since the Company only writes in the surplus lines market in California.

     The Company is also subject to statutes governing insurance holding company systems in the states of Oklahoma and Texas. These statutes require the Company to file periodic information with the state regulatory authorities, including information concerning its capital structure, ownership, financial condition and general business operation. These statutes also limit certain transactions between the Company and its insurance companies, including the amount of dividends which may be declared and paid by the insurance companies (see note 6 to the consolidated financial statements). Additionally, the Texas statutes restrict the ability of any one person to acquire 10% or more of the Company's voting securities without prior regulatory approval while the Oklahoma statute restricts the ability of any one person to acquire 15% or more of the Company's voting securities without prior regulatory approval.

COMPETITION

     The property and casualty insurance industry is highly competitive, with over 2,500 insurance companies transacting business in the United States. The Company underwrites specialty lines of insurance on risks not generally insured by many of the large standard property and casualty insurers. However, few barriers exist to prevent property and casualty insurance companies from entering into the Company's segments of the industry. In such event, the Company would be at a competitive disadvantage because many of these companies have substantially greater financial and other resources and could offer a broader variety of specialty risk coverages. The Company's competitive advantages are 1) specialized expertise in its product lines which enables it to price with a great deal of accuracy and 2) superior service in underwriting and claims handling which provides its agents with a competitive advantage and a stable market.

EMPLOYEES

     As of December 31, 1995, the Company employed 184 persons, of which 11 were officers, 138 were staff and administrative personnel, and 35 were part-time employees.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning the executive officers of the Company as of February 29, 1996 is set forth below:

        Name                       Age                      Position with the Company
        ----                       ---                      -------------------------

 Joseph D. Macchia                 60       Chairman of the Board, President and Chief Executive Officer

 Jack L. Johnson                   62       Senior Vice President and Assistant Secretary

 Daniel J. Coots                   44       Senior Vice President, Treasurer and Chief Financial Officer

 Norman Alberigo                   53       Vice President
 Mark D. Brissman                  40       Vice President

 J. Landis Graham                  41       Vice President
 Carolyn E. Ray                    43       Vice President

 Sam Rosen                         60       Secretary

     Mr. Joseph D. Macchia is the founder of the Company and has served as Chairman of the Board, President and Chief Executive Officer since its formation in 1978. Mr. Macchia has been engaged in the property and casualty insurance business since 1961.

     Mr. Jack L. Johnson has served as Senior Vice President of the Company since 1984. From 1979 to 1984, Mr. Johnson served as a Vice President of the Company. Mr. Johnson has been engaged in the property and casualty insurance business since 1962.

     Mr. Daniel J. Coots has served as Vice President, Treasurer and Chief Financial Officer of the Company since 1987. In 1991 Mr. Coots was promoted to Senior Vice President. Mr. Coots has been engaged in the property and casualty insurance business since 1983.

     Mr. Norman Alberigo has served as Vice President of the Company since 1988. From 1986 to 1988, Mr. Alberigo served as Assistant Vice President of the Company. Mr. Alberigo has been engaged in the property and casualty insurance business since 1970.

     Mr. Mark D. Brissman has served as Vice President of the Company since October of 1994. From 1989 to 1994, Mr. Brissman was with State Farm Insurance Company in the position of Senior Associate Actuary. Mr. Brissman has been engaged in the property and casualty insurance business since 1978.

     Mr. J. Landis Graham has served as Vice President of the Company since September of 1993. From 1988 to 1993, Mr. Graham was with Maryland Casualty Company in the position of Claim Manager. Mr. Graham has been engaged in the property and casualty insurance business since 1976.

     Ms. Carolyn E. Ray has served as Vice President of the Company since 1986. From 1984 to 1985, Ms. Ray served as Assistant Vice President of the Company. Ms. Ray has been engaged in the property and casualty insurance business since 1976.

     Mr. Sam Rosen has served as the Secretary of the Company since 1983. Mr. Rosen is a partner with the law firm of Shannon, Gracey, Ratliff & Miller, L.L.P. He has been a partner in that firm or its predecessors since 1966.

ITEM 2.  PROPERTY

     The Company owns its Corporate offices which provide approximately 25,000 square feet of office space, and additionally provides parking. Future expansion will be possible by converting the parking area into office space.

     The Company owns a 3.28 acre tract of land in Fort Worth, Texas and all improvements located thereon, including a 10,000 square foot office building, which previously served as its corporate offices. The Company currently has this property under lease.

ITEM 3.  LEGAL PROCEEDINGS

     In the normal course of its operations, the Company has been named as defendant in various legal actions seeking payments for claims denied by the Company and other monetary damages. In the opinion of the Company's management the ultimate liability, if any, resulting from the disposition of these claims will not have a material adverse effect on the Company's consolidated financial position. The Company's management believes that unpaid claims and claim adjustment expenses are adequate to cover liabilities from claims which arise in the normal course of its insurance business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II



ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY AND
                 RELATED SHAREHOLDER MATTERS.

     The Company's Common Stock is listed on the American Stock Exchange (Symbol: GNA). The following table sets forth for the fiscal periods indicated the high and low closing sales prices per share of the Common Stock as reported by the American Stock Exchange, as adjusted for stock dividends. The prices reported reflect actual sales transactions on the American Stock Exchange.

                                  High        Low
                                  ----        ---

 1993 First Quarter             14 1/16      9 7/8
 1993 Second Quarter            13 1/2       9 3/16
 1993 Third Quarter             11 1/8       8 3/16
 1993 Fourth Quarter            10 1/16      6 15/16


 1994 First Quarter              8 3/8       7 1/8
 1994 Second Quarter             8 3/16      7 1/8
 1994 Third Quarter              8 1/16      7
 1994 Fourth Quarter             8 3/8       7 1/8


 1995 First Quarter             10           7
 1995 Second Quarter            10 1/2       9 5/16
 1995 Third Quarter              9 1/2       8 7/16
 1995 Fourth Quarter            11 7/8       8 5/16

     In 1991 the Company adopted a policy to declare quarterly cash dividends of $.01 per share until further action by the Board of Directors. In November of 1995, the Board of Directors increased the quarterly cash dividend to $.0125 per share. Cash dividends of $.01 per share were granted to shareholders of record on March 31, June 30, September 30 and December 31, 1993 and 1994 and March 31, June 30 and September 30, 1995. Cash dividends of $.0125 per share were granted to shareholders of record on December 31, 1995. On February 20, 1996, the Company declared a $.0125 per share cash dividend payable to shareholders of record on March 29, 1996. The Company depends on cash flow from cash dividends paid by its subsidiaries.

     Stock dividends of 5% were granted to shareholders of record on March 31 and September 30, 1993, 1994 and 1995. In November, 1995, the Board of Directors discontinued the semi-annual stock dividends.

     As of February 29, 1996, there were 633 shareholders of record of the Company's Common Stock.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data presented below for, and as of the end of each of the years ended December 31, have been derived from the consolidated financial statements of the Company which have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The consolidated balance sheets as of December 31, 1995 and 1994, and the consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995, and the report thereon are included elsewhere in this document. The information presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," consolidated financial statements and the notes thereto, and the other financial information included herein.

                                                                 Years ended December 31
                                         ---------------------------------------------------------------------
                                            1995           1994          1993           1992           1991
                                         ---------      ---------      ---------      ---------      ---------
                                                    (Amounts in thousands, except per share data)

 Income Data:
 Gross premiums written (1)              $ 108,072         98,164         85,373         83,475         68,083
 Ceded premiums written                      1,968          8,710          7,412          3,418          4,473
                                         ---------      ---------      ---------      ---------      ---------
 Net premiums written                      106,104         89,454         77,961         80,057         63,610
 Increase in unearned premiums              (8,849)        (5,059)        (2,099)        (2,874)        (9,975)
                                         ---------      ---------      ---------      ---------      ---------
 Net premiums earned                        97,255         84,395         75,862         77,183         53,635
 Net investment income                       8,157          6,868          6,159          5,472          4,515
 Net realized gains                            108            135              4            172             68
 Insurance services                          2,183          2,056          2,388          2,876          2,241
                                         ---------      ---------      ---------      ---------      ---------

      Total revenues                       107,703         93,454         84,413         85,703         60,459
                                         ---------      ---------      ---------      ---------      ---------

 Claims and claim adjustment expenses       48,465         41,189         39,239         37,220         27,020
 Policy acquisition costs                   19,679         17,392         16,183         17,592         12,336
 Underwriting and operating expenses        15,579         14,505         12,604         13,036         10,295
                                         ---------      ---------      ---------      ---------      ---------
      Total expenses                        83,723         73,086         68,026         67,848         49,651
                                         ---------      ---------      ---------      ---------      ---------
        Income before income taxes          23,980         20,368         16,387         17,855         10,808
 Income tax expense                          6,352          5,199          3,147          4,676          2,292
                                         ---------      ---------      ---------      ---------      ---------

        Net income (2)                   $  17,628         15,169         13,240         13,179          8,516
                                         =========      =========      =========      =========      =========

 Per Share Data (3):
 Net income                              $     .81            .70            .61            .60            .39
                                         =========      =========      =========      =========      =========

 GAAP Operating Ratios:
 Claims ratio                                 49.8%          48.8%          51.7%          48.2%          50.4%
 Expense ratio                                33.1%          34.4%          33.0%          33.6%          34.9%
                                         ---------      ---------      ---------      ---------      ---------
 Combined ratio                               82.9%          83.2%          84.7%          81.8%          85.3%
                                         =========      =========      =========      =========      =========

                                                                 As of December 31
                                       ---------------------------------------------------------------------
                                          1995            1994         1993            1992           1991
                                       ---------        -------       -------         -------         ------
 Balance Sheet Data (4):
 Investments                           $ 183,027        160,300       136,989         120,275         84,232

 Premiums receivable                      15,914         12,262        10,888           9,140         13,579

 Ceded unpaid claims and claim
 adjustment expenses                      24,650         19,972        16,701          16,594         15,105

 Ceded unearned premiums                   6,008          5,977         5,536           4,692          4,319

 Deferred policy acquisition costs        12,115          9,831         8,509           8,203          7,306

 Property and equipment                    6,562          6,336         6,274           5,508          5,812

 Total assets                            264,156        230,576       199,187         173,839        136,574

 Unpaid claims and claim
   adjustment expenses                    95,011         80,729        72,656          66,517         53,148

 Unearned premiums                        53,525         44,645        39,145          36,202         33,005

 Note payable                              1,750          3,500         4,500           4,500            -

 Total liabilities                       164,714        149,029       132,369         118,958         94,634

 Shareholders' equity                     99,442         81,547        66,818          54,881         41,940


 Shareholders' equity per share (5)     $   4.62           3.79          3.14            2.59           2.00


 Return on beginning equity                    22%            23%           24%             31%            25%
                                               ==             ==            ==              ==             ==

----------

(1)  Excludes premiums of $5,626,000 in 1995, $5,056,000 in 1994, $5,418,000 in
     1993, $6,942,000 in 1992 and $4,452,000 in 1991 from the commercial automobile plans of Arkansas, California, Louisiana, Mississippi, and Pennsylvania under which a subsidiary of the Company is a servicing carrier.

(2) Includes after tax net realized gains of $70,000, $87,000, $3,000, $114,000 and $45,000 for 1995, 1994, 1993, 1992 and 1991, respectively.

(3) All years retroactively adjusted for stock dividends and stock splits effected as stock dividends as follows: two 5% in 1995, two 5% in 1994, two 5% in 1993, one 5% and one 50% in 1992 and one 50% in 1991.

(4) Certain reclassifications have been made to years prior to 1993 to comply with Statement of Financial Accounting Standards No. 113 "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" which the Company implemented in the first quarter of 1993.

(5) Based on number of shares outstanding at the end of each year, retroactively adjusted for stock dividends and stock splits effected as stock dividends.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BUSINESS OPERATIONS

     Net income in 1995 increased 16% to $17,627,855, or $.81 per share compared to 1994 net income of $15,168,800, or $.70 per share and 1993 net income of $13,240,254, or $.61 per share. The Company recorded a 22% return on beginning equity and a GAAP combined ratio of 82.9% in 1995.

     The discussion below primarily relates to the Company's insurance operations, although the selected consolidated financial data appearing elsewhere is on a consolidated basis. The revenue item "Insurance services" includes net revenues from the computer software operation, the plan servicing operation and the premium finance operation. The expense item "Underwriting and operating expenses" includes the operating expenses of these operations.

RESULTS OF OPERATIONS

     Gross premiums written in 1995 of $108,071,871 were 10% above the $98,163,684 recorded in 1994. In 1994, gross premiums written increased 15% over the 1993 level. The following table compares the product line mix between the years for gross premiums written:

                             1995                      1994                     1993
                     --------------------       ------------------       ------------------

                                             (Amounts in thousands)
Commercial Auto      $ 62,517          58%      58,117          59%      51,599          60%
Auto Garage            25,270          23%      20,073          20%      16,114          19%
General Liability      19,052          18%      18,564          19%      16,323          19%
Other Lines             1,233           1%       1,410           2%       1,337           2%
                     --------         ---       ------         ---       ------         ---

     Total           $108,072         100%      98,164         100%      85,373         100%
                     ========         ===       ======         ===       ======         ===

     COMMERCIAL AUTO increased 8% in 1995 from 1994 after recording a 13% increase in 1994 from 1993. Significant growth continued for this product in Kentucky and Pennsylvania in 1995, as it had in 1994, with New Jersey contributing in 1995. The AUTO GARAGE product line produced a 26% increase in 1995 after a 25% increase in 1994. Florida and Pennsylvania continued to provide significant growth in 1995, as was the case in 1994. Entry into the Connecticut market and significant growth in Kentucky in 1995 also contributed. The GENERAL LIABILITY line continues to record increases with 3% in 1995 after an increase of 14% in 1994. For 1995, gross written percentages by significant state/product line are as follows: Texas commercial auto (23%), Pennsylvania commercial auto (7%), Texas general liability (7%), and Kentucky commercial auto (5%) with no other individual state/product line comprising 5% or more. The persistency rate increased for all major product lines, overall the rate went from 44% in 1994 to 47% in 1995. Premiums earned increased 15% in 1995 to $97,254,816 and increased 11% in 1994 to $84,394,874 as a direct result of the continued increase in writings.

     Net investment income increased 19% in 1995 over 1994 and increased 12% in 1994 over 1993.

These increases are the result of growth in the portfolio due to continued positive cash flows from operations. The return on average investments for 1995 is 4.8% versus 4.6% in 1994 and 4.8% in 1993. The increase from 1994 to 1995 is attributable to the reinvestment of maturing securities at higher yields. The decrease from 1993 to 1994 is related to the Company maintaining larger than usual balances in short-term funds (which have lower yields than bonds), during the third quarter of 1994 in anticipation of an increase in interest rates. Inflation can cause interest rates to increase, which would cause the Company's interest income to increase. Because of the Company's profitability in the underwriting operations, the Company achieves the highest after tax net income by investing predominantly in tax-exempt securities. At December 31, 1995, 89% of the Company's investments were in investment grade tax-exempt bonds with an average maturity of approximately 3.5 years. Since the majority of the Company's investments are tax-exempt, the yields appear lower than those of the industry; however, the industry as a whole has a significantly larger percentage of investments in taxable securities with substantially longer maturities. On a taxable equivalent basis the return on average investments was 6.6% in 1995, 6.4% in 1994 and 6.6% in 1993. The Company has the ability to hold its fixed maturity securities until their maturity date. The Company does not actively trade its bonds, however, it does classify certain bond securities as available for sale. At December 31, 1995, approximately 5% of the Company's investments were in U.S. Treasury securities and 5% were in short-term money market funds. The Company has not and does not intend to invest in derivatives or high-yield ("junk") securities, nor equity securities in issuers of "junk" debt securities. The Company does not have any non-performing fixed maturity securities.

     Insurance services revenue increased $126,152 from 1994 to 1995 following a decrease of $331,175 in 1994 from 1993. The table below presents the components.

                        1995          1994          1993
                     ----------    ----------    ----------

Computer software    $  475,317       559,554       515,149
Premium finance         281,383       153,736       157,705
Plan servicing        1,335,852     1,311,011     1,665,017
Other                    89,957        32,056        49,661
                     ----------    ----------    ----------

     Total           $2,182,509     2,056,357     2,387,532
                     ==========    ==========    ==========



     Revenues in the computer software operation were 15% below 1994 following an increase in revenues of 9% in 1994 over 1993. New management was brought in during the third quarter of 1995 to improve this operation.

     Revenues from the premium finance operation are up 83% in 1995 over the 1994 level which was 3% below the 1993 level. Intensified marketing efforts implemented in 1995 account for the increase in 1995. The decrease in 1994 was the result of the run- off of a book of business produced in 1993. Amounts financed in 1995 were 84% above 1994 which had increased 48% over 1993. Premium finance notes receivable were approximately $2,015,000 at December 31, 1995 versus $977,000 at December 31, 1994 and the average return was 19% for 1995 versus 18% in 1994 and 13% in 1993.

     Plan servicing revenues from commercial automobile plans increased 2% in 1995 over 1994 following a 21% decrease in 1994. The Louisiana plan continued to depopulate in 1995, but its decrease was more than offset by the addition of the California plan in the second quarter of 1995. The decrease in 1994 was largely due to a decrease in premium writings in the Louisiana plan. In 1994, the Pennsylvania and Mississippi plans recorded significant increases in premium writings but fell short of the decrease in the Louisiana plan. The Company continues to pursue management contracts with other states to administer their commercial automobile plans.

     Claims and claim adjustment expenses (C & CAE) increased $7,276,443 in 1995 over 1994 and $1,949,774 in 1994 over 1993. The increase in both years was largely due to the Company's increased levels of writings. The C & CAE ratio was 49.8% in 1995, 48.8% in 1994 and 51.7% in 1993. While the Company writes a material amount of business in areas where catastrophes have recently occurred, the gross and net claims incurred from these events were immaterial because the Company primarily writes liability coverages. Five separate hailstorms, which occurred during the second quarter of 1995, accounted for approximately .9 points of the 1995 C & CAE ratio. With regard to environmental and product liability claims, the Company has an immaterial amount of exposure. The Company does not provide environmental impairment coverage and excludes pollution and asbestos related coverages in its policies. Less than .1% of the Company's premium writings are for product liability coverages and this is limited to non-manufacturing risks only. Inflation impacts the Company by causing higher claim settlements than may have originally been estimated. Inflation is implicitly reflected in the reserving process through analysis of cost trends and review of historical reserve results.

    Commissions increased in 1995 over 1994 as a result of the increase in written premiums between these years and as a result of commission income from the 1994 5% quota share treaty (which was not renewed in 1995) only reducing commission expense approximately $200,000 in 1995, whereas it decreased commission expense in 1994 by approximately $2,364,000. The increase in commissions from 1993 to 1994 is directly related to the increase in gross premiums written. The ratio of commissions to gross premiums written increased to 20% in 1995 from the 19% level in 1994 and 1993 as a result of the decrease in commission income in 1995 discussed previously. The ratio of commissions to premiums earned was 23% for 1995 as compared to 22% for the 1994 and 1993 years. The increase in 1995 was related to the decrease in commission income in 1995.

     The change in deferred policy acquisition costs and deferred ceding commission income (DAC) resulted in a net increase to income of $2,284,138, $1,321,946 and $305,495 for 1995, 1994 and 1993, respectively. The change in the amount of the increase in DAC between the comparable periods is directly related to the rate at which unearned premiums are growing as a result of the growth rate of premium writings. Since DAC (asset) is a function of unearned premiums (liability), an increase in the growth rate of unearned premiums would correspondingly result in an increase in the growth rate of DAC and vice versa. The ratio of DAC to net unearned premiums was 25.5%, 25.4% and 25.3% at December 31, 1995, 1994 and 1993, respectively.

     Underwriting and operating expenses increased for each of the years, but remain in a 16-17% range (as a percent of premiums earned and insurance services revenues) as they have been for the previous two years.

     The effective tax rate of the Company was 26% in 1995, 26% in 1994 and 21% in 1993. The 21% rate in 1993 is primarily due to a tax benefit generated from the exercise of stock options by insiders during the first quarter of 1993. This was a permanent tax difference which was deducted for tax but not for book purposes. For the Company, the fresh start adjustment (tax benefit) was immaterial for all years presented. A reconciliation between income taxes computed at the Federal statutory rates and the provision for income taxes is included in Note 5 of Notes to Consolidated Financial Statements.

     The cumulative effect of change in accounting principle is the result of the Company implementing Financial Accounting Standards Board Statement 109 "Accounting for Income Taxes" on a cumulative basis during the first quarter of 1993. The major portion of the $216,278 deferred tax benefit is attributable to the increase in the tax discount of unpaid claim and claim adjustment expenses.

     The Company has, for the 11th consecutive year, achieved a return on beginning equity of at least 22% and for the tenth consecutive year recorded a GAAP combined ratio at 86% or below. For 1996 the Company is targeting premiums written to be within a $110-120 million range with a GAAP combined ratio of 82-85% and a return on beginning equity of 20-22%. While the Company is optimistic these forward-looking goals can be attained no assurances can be given they will occur.

LIQUIDITY AND CAPITAL RESOURCES

     The primary sources of the Company's liquidity are funds generated from insurance premiums, net investment income and maturing investments. The short-term investments and cash are intended to provide adequate funds to pay claims without selling fixed maturity investments. At December 31, 1995, the Company held short-term investments and cash of $7,750,020 which the Company believes is adequate liquidity for the payment of claims and other short-term commitments.

     With regard to long term liquidity, the average duration of the investment portfolio is approximately 2.8 years. The fair value of the fixed maturity portfolio at December 31, 1995 was $2,772,216 above amortized cost. With regard to the availability of funds to the holding company, see Note 6 of Notes to Consolidated Financial Statements for restrictions on the payment of dividends by the insurance companies.

     The Company's fronting arrangements require that it maintain escrow accounts to assure payment of the unearned premiums and unpaid claims and claim adjustment expenses relating to risks insured through such fronting arrangements and assumed by the Company. At December 31, 1995 and 1994, the balance in such escrow accounts totalled approximately $1,100,000. In addition, various insurance departments of states in which the Company operates require the deposit of funds to protect policyholders within those states. At December 31, 1995 and 1994, the balance on deposit for the benefit of such policyholders totalled approximately $11,860,000 and $11,010,000, respectively.

     The increase in investments is primarily attributable to continued positive cash flows from operating activities which are the result of continued and substantial underwriting profits. Premiums receivable increased as a result of the large increase in premium writings late in the fourth quarter of 1995 over the amounts written in the comparable 1994 period. Also contributing to this increase was the large increase in premium finance notes receivable mentioned previously. Deferred policy acquisition costs (DAC) increased primarily as a result of the increase in premium writings. DAC is 25.5% and 25.4% of unearned premiums at December 31, 1995 and 1994, respectively.

     Unpaid claims and claim adjustment expenses have increased as a result of an increase in incurred but not reported reserves under the excess casualty treaty and because of the increase in writings. Unearned premiums increased because of the increase in writings. Reinsurance balances payable decreased largely due to the commutation in 1995 of the 5% quota share treaty that was in effect for the 1993 and 1994 years. Under the terms of the treaty, the Company held the funds due to the reinsurers and recorded them as reinsurance balances payable. When the Company commuted this treaty the liability was released. Drafts payable decreased because drafts were issued late in the fourth quarter of

1994 to pay several large claims, there were no exceptionally large claim settlements made late in 1995. The note payable decreased as a result of principal repayment during the second quarter (see Note 3 of Notes to Consolidated Financial Statements). The Company's liquidity position remains strong as a result of cash flows from underwriting and investment activities.

     The increase in common stock is largely the result of the 5% stock dividends paid on April 14 and October 16, 1995. This also accounts for the increase in additional paid-in capital and the decrease in retained earnings.

     Financial Accounting Standards Board Statement 115, "Accounting for Certain Investments in Debt and Equity Securities" was adopted by the Company in the first quarter of 1994. This Statement specifies the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Under this statement, the Company classifies certain debt securities as "available for sale" and records them at fair value. As a result of the "Implementation Guide" for Statement 115, in December, 1995, the Company transferred certain fixed maturity securities from the held to maturity classification to the available for sale classification. The amortized cost of these transfers was $18,519,856 with unrealized gains of $93,803, net of tax.

     The unrealized gains or losses on fixed maturities available for sale are presented, net of tax, as a separate component of shareholders' equity (see Note 2 of Notes to Consolidated Financial Statements). The net unrealized gain on the fixed maturities classified as held to maturity was $1,120,527 at December 31, 1995.

     In October 1994, the FASB issued Statement 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." The Statement was effective for years ending after December 15, 1994 and did not have any impact on the financial statements.

     In March 1995, the FASB issued Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Statement was effective for years ending after December 15, 1995, and did not have any impact on the financial statements.

     In October 1995, the FASB issued Statement 123, "Accounting for Stock-Based Compensation." The Statement is effective for years beginning after December 15, 1994, if awards are granted in the fiscal year. The Company did not grant any awards during 1995.

     The Company is not aware of any current recommendations by the regulatory authorities, which if implemented, would have a material effect on the Company's liquidity, capital resources or results of operations. The Company's statutory capital significantly exceeds the benchmark capital level under the Risk Based Capital formula.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated Financial Statements are on pages 33 through 56:

                                                                           Page
                                                                           ----
Report of Management                                                        33
Independent Auditors' Report                                                34

Consolidated Balance Sheets as of December 31, 1995 and 1994               35-36

Consolidated Statements of Operations for the Years Ended December
  31, 1995, 1994, and 1993                                                  37

Consolidated Statements of Shareholders' Equity for the Years Ended
  December 31, 1995, 1994, and 1993                                        38-39

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1995, 1994, and 1993                                        40-41

Notes to Consolidated Financial Statements December 31,
  1995, 1994, and 1993                                                     42-56

     The following Consolidated Financial Statements Schedules are on pages 57 through 68:

     Schedule                                                              Page
     --------                                                              ----

                 Independent Auditors' Report on
                 Supplementary Information                                  57

         I       Summary of Investments                                     58

         II      Condensed Financial Information of the Registrant         59-65

        III      Supplementary Insurance Information                        66

         IV      Reinsurance                                                67

         VI      Supplemental Information                                   68


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item with regard to Executive Officers is included in Part 1 of this report under the heading "Executive Officers of the Registrant".

     The other information required by this item is hereby incorporated by reference from the Registrant's definitive 1996 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is hereby incorporated by reference from the Registrant's definitive 1996 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The information required by this item is hereby incorporated by reference from the Registrant's definitive 1996 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is hereby incorporated by reference from the Registrant's definitive 1996 Proxy Statement.

                                    PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

(a)  Documents filed as part of the report:

         1.      The following financial statements filed under Part II, Item
                 8:

                 Independent Auditors' Report

                 Consolidated Balance Sheets as of December 31, 1995 and 1994

                 Consolidated Statements of Operations for the Years Ended December 31, 1995, 1994 and 1993

                 Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1995, 1994 and 1993

                 Consolidated Statements of Cash Flows for the Years Ended December 31, 1995, 1994 and 1993

                 Notes to Consolidated Financial Statements, December 31, 1995, 1994 and 1993

         2. The following Consolidated Financial Statement Schedules are filed Under Part II, Item 8:

                 Schedule                  Description
                 --------                  -----------

                 I                         Summary of Investments

                 II                        Condensed Financial Information of
                                           the Registrant

                 III                       Supplementary Insurance Information

                 IV                        Reinsurance

                 VI                        Supplemental Information


         3.      The following Exhibits:

                 Exhibit No.

                       3.1 Restated Articles of Incorporation of Registrant (Exhibit 3.1)(1)

                       3.2 Articles of Amendment to the Articles of Incorporation dated June 9, 1988 (Exhibit 3.2)(2)

                       3.3        Restated Bylaws of Registrant (Exhibit 3.2)(1)

                       3.4 Amendment to the Bylaws dated June 10, 1988 (Exhibit 3.4)(2)

                       3.5 Sections 2.06 and 2.07 of the Bylaws as Amended on May 25, 1993 (Exhibit 3.5)(7)

                       3.6 Articles of Amendment to Articles of Incorporation effective August 13, 1993 (Exhibit 3.6)(7)

                       4.2 Rights Agreement, dated as of March 3, 1988, between the Registrant and Team Bank/Fort Worth, N.A. (incorporated by reference to Exhibit 1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 1988) (Exhibit 4.2)(3)

                       4.3 Amendment No. 1 dated as of March 5, 1990 to Rights Agreement dated as of March 3, 1988 between GAINSCO, INC. and Team Bank as Rights Agent (Exhibit 4.2)(5)

                       4.4 Amendment No. 2 dated as of May 25, 1993 to Rights Agreement between GAINSCO, INC. and Society National Bank (successor to Team Bank (formerly Texas American Bank/Fort Worth, N.A.)), as Rights Agent (Exhibit 4.4)(7)

                       4.5 Stock certificate as amended to give notice of Amendment No. 2 to Rights Agreement (Exhibit 4.5)(7)

                      10.2 (Restated) Incentive Compensation Plan of the Registrant (Exhibit 10.2)(2)

                     10.14        Profit Sharing Plan and Trust of GAINSCO, INC.
                                  effective January 1, 1985, as amended, and Adoption Agreement (Exhibit 10.14)(4)

                     10.16 1990 Stock Option Plan of the Registrant (Exhibit 10.16)(4)

                     10.17 Loan Agreement and Amendment No. 1 to Loan Agreement between GAINSCO Service Corp., GAINSCO, INC. and BankOne Texas, N.A. (Exhibit 10.17)(6)

                     10.18        Promissory Note made by GAINSCO Service Corp.
                                  payable to BankOne, Texas, N.A. (Exhibit
                                  10.18)(6)

                     10.19 Guaranty Agreement executed by GAINSCO, INC., in favor of BankOne Texas, N.A. (Exhibit 10.19)(6)

                     10.20 Negative Pledge Agreement executed by GAINSCO, INC. (Exhibit 10.20)(6)

                     10.21 Negative Pledge Agreement executed by GAINSCO Service Corp. (Exhibit 10.21)(6)

                     10.23 Surplus Debenture issued by GAINSCO County Mutual Insurance Company. (Exhibit 10.23)(6)

                     10.24 Management Contract between GAINSCO County Mutual Insurance Company and GAINSCO Service Corp. (Exhibit 10.24)(6)

                     10.25 Certificate of Authority and accompanying Commissioner's Order granting Certificate of Authority, allowing for charter amendments and extension of charter (Exhibit 10.25)(6)

                     10.26 Contract between GAINSCO, INC. and International Business Machines Corporation covering the Company's acquisition and installation of the WINS software package and of the AS/400 hardware and systems software required to support it for use by the Company (Exhibit 10.26)(7)

                     10.27 Amendment to Surplus Debenture issued by GAINSCO County Mutual Insurance Company (Exhibit 10.27)(7)

                     10.28 Agreement dated August 26, 1994 appointing Continental Stock Transfer & Trust Company transfer agent and registrar (Exhibit 10.28)(8).

                     10.29 Amendment No. 3 to Rights Agreement and appointment of Continental Stock Transfer & Trust Company as Successor Rights Agent, made September 30, 1994 (Exhibit 10.29)(8).

                     10.30 Second Amendment to Loan Agreement among GAINSCO Service Corp., GAINSCO, INC. and BankOne Texas, N.A. made on July 26, 1990 (Exhibit 10.30)(8)

                     10.31        1995 Stock Option Plan of the Registrant (9)

                     10.32 Clarification to the GAINSCO, INC. Executive Incentive Compensation Plan (9)

                     11 (Not required to be filed as an Exhibit. See footnote (1)(j) on page 47 of this 10-K Report for information called for by number 11 of the Exhibit Table to Item 601 of S-K)

                     22.2         Subsidiaries of Registrant (9)

                     24.2 Consent of KPMG Peat Marwick LLP to incorporation by reference (9)

                     25.1         Powers of Attorney (9)

                     27           Financial Data Schedule (9)

                     28.8 Schedule P from the 1995 Annual Statement of General Agents Insurance Company of America, Inc. (10)

                     28.9 Schedule P from the 1995 Annual Statement of MGA Insurance Company, Inc. (10)

                     28.10 Schedule P from the 1995 Annual Statement of GAINSCO County Mutual Insurance Company (10)

                     (1) Incorporated by reference to the Exhibit shown in parenthesis filed in Registration Statement No. 33-7846 on Form S-1, and amendments thereto, filed by the Company with the Securities and Exchange Commission and effective November 6, 1986.

                     (2) Incorporated by reference to the Exhibit shown in parenthesis filed in Registration 33-25226 on Form S-1, and amendments thereto, filed by the Company with the Securities and Exchange Commission and effective November 14, 1988.

                     (3) Incorporated by reference to the Exhibit shown in parenthesis filed in the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.

                     (4) Incorporated by reference to the Exhibit shown in parenthesis filed in the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

                     (5) Incorporated by reference to the Exhibit shown in parenthesis filed in the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

                     (6) Incorporated by reference to the Exhibit shown in parenthesis filed in the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

                     (7) Incorporated by reference to the Exhibit shown in parenthesis filed in the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

                     (8) Incorporated by reference to the Exhibit shown in parenthesis filed in the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

                     (9)          Filed herewith, See Exhibit Index.

                     (10)         Filed under Form SE.

(b)      Reports on Form 8-K

         During the last quarter of the fiscal year ended December 31, 1995, no reports on Form 8-K have been filed by the Company.

(c)      Exhibits required by Item 601 of Regulation SK

         The exhibits listed in Item 14(a) 3 of this Report, and not incorporated by reference to a separate file are filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAINSCO, INC.
(Registrant)



/s/ Joseph D. Macchia
---------------------------------
By: Joseph D. Macchia, President

Date:   3/28/96

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                 Name                              Title                                      Date
                 ----                              -----                                      ----
/s/ Joseph D. Macchia                      Chairman of the Board,                            3/28/96
-----------------------                    President and Chief                       -------------------------
Joseph D. Macchia                          Executive Officer

/s/ Jack L. Johnson                        Senior Vice President and                         3/28/96
-------------------------                  Director                                  -------------------------
Jack L. Johnson

/s/ Daniel J. Coots                        Senior Vice President and                         3/28/96
--------------------------                 Chief Financial Officer                  -------------------------
Daniel J. Coots

/s/ Sam Rosen                              Secretary and Director                            3/28/96
--------------------------                                                           -------------------------
Sam Rosen

Joel C. Puckett*                           Director                                          3/28/96
--------------------------                                                           -------------------------
Joel C. Puckett

Norman J. E. Roe*                          Director                                          3/28/96
------------------------                                                             -------------------------
Norman J. E. Roe

Harden H. Wiedemann*                       Director                                          3/28/96
---------------------                                                                -------------------------
Harden H. Wiedemann

John H. Williams*                          Director                                          3/28/96
------------------------                                                             -------------------------
John H. Williams

*By:     /s/ Joseph D. Macchia
         -------------------------------------
         Joseph D. Macchia,
         Attorney in-fact
         Under Power of Attorney



         Subsequent to the filing of the Annual Report on this Form, an Annual Report to Security Holders covering the Registrant's last fiscal year and a Proxy Statement and Form of Proxy will be sent to more than ten of the Registrant's security holders with respect to the Annual Meeting.

                              REPORT OF MANAGEMENT




         The accompanying consolidated financial statements were prepared by the Company, which is responsible for their integrity and objectivity. The statements have been prepared in conformity with generally accepted accounting principles and include some amounts that are based upon the Company's best estimates and judgement. Financial information presented elsewhere in this report is consistent with the accompanying consolidated financial statements.

         The accounting systems and controls of the Company are designed to provide reasonable assurance that transactions are executed in accordance with management's criteria, that the financial records are reliable for preparing financial statements and maintaining accountability for assets, and that assets are safeguarded against claims from unauthorized use or disposition.

         The Company's consolidated financial statements have been audited by KPMG Peat Marwick LLP, independent auditors. The auditors have full access to each member of management in conducting their audits.

         The Audit Committee of the Board of Directors, comprised solely of directors from outside of the Company, meets regularly with management and the independent auditors to review the work and procedures of each. The auditors have free access to the Audit Committee, without management being present, to discuss the results of their work as well as the adequacy of the Company's accounting controls and the quality of the Company's financial reporting. The Board of Directors, upon recommendation of the Audit Committee, appoints the independent auditors, subject to shareholder approval.



                                           /s/ Joseph D. Macchia
                                           ------------------------------------
                                           Joseph  D.  Macchia
                                           Chairman of the Board, President
                                            and Chief Executive Officer



                                           /s/ Daniel J. Coots
                                           ------------------------------------
                                           Daniel  J.  Coots
                                           Senior Vice President and
                                            Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT





The Board of Directors and Shareholders
GAINSCO, INC.:

We have audited the consolidated balance sheets of GAINSCO, INC. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GAINSCO, INC. and subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

We have also previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheets of GAINSCO, INC. and subsidiaries as of December 31, 1993, 1992, and 1991, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1992, and 1991, and we expressed unqualified opinions on those consolidated financial statements.

In our opinion, the information set forth in the selected consolidated financial data for each of the years in the five-year period ended December 31, 1995, appearing on pages 17 and 18, is fairly presented, in all material respects, in relation to the consolidated financial statements from which it has been derived.




                                                 KPMG Peat Marwick LLP

Dallas, Texas
February 26, 1996

                         GAINSCO, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                           December 31, 1995 and 1994


                              Assets                                           1995                  1994
                              ------                                      --------------        -------------
 Investments (note 2):

   Fixed maturities:

     Bonds held to maturity, at amortized cost (fair value:
    $98,421,877 - 1995, $121,900,391 - 1994)                               $  97,301,350          123,643,375

     Bonds available for sale, at fair value (amortized cost:
     $77,478,359 - 1995, $25,778,732 - 1994)                                  79,130,048           25,693,061

     Certificates of deposit, at cost (which approximates
      fair value)                                                                620,000              570,000

   Short-term investments, at cost (which approximates
  fair value)                                                                  5,975,412           10,394,022
                                                                            ------------         ------------

                  Total investments                                          183,026,810          160,300,458

 Cash                                                                          1,774,608              520,515

 Accrued investment income                                                     4,539,236            4,287,824

 Premiums receivable (net of allowance for doubtful
 accounts: $101,000 - 1995, $107,000 - 1994) (note 1)                         15,913,734           12,262,357

 Reinsurance balances receivable                                               3,505,818            4,133,557

 Ceded unpaid claims and claim adjustment expenses                            24,650,606           19,972,288

 Ceded unearned premiums                                                       6,008,187            5,976,969

 Deferred policy acquisition costs (note 1)                                   12,114,681            9,830,543

 Property and equipment (net of accumulated depreciation
 and amortization: $3,812,976 - 1995, $3,202,644 -
 1994) (note 1)                                                                6,561,792            6,336,010

 Deferred Federal income taxes (note 1)                                        2,578,714            3,126,787

 Management contract                                                           1,837,570            1,887,570
 Other assets                                                                  1,643,853            1,941,069
                                                                            ------------         ------------

                  Total assets                                             $ 264,155,609          230,575,947
                                                                             ===========          ===========




See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets

                           December 31, 1995 and 1994

 Liabilities and Shareholders' Equity
 ------------------------------------
                                                                                1995                  1994
                                                                            ------------         ------------
 Liabilities:

   Unpaid claims and claim adjustment expenses (note 4)                   $   95,011,463          80,728,799
   Unearned premiums (note 4)                                                 53,525,323          44,645,013

   Commissions payable                                                         2,207,353           2,191,619

   Accounts payable (note 1)                                                   4,635,715           5,262,071
   Reinsurance balances payable                                                1,817,056           6,003,867

   Deferred revenue                                                              492,393             420,408
   Drafts payable                                                              2,569,265           4,604,358

   Note payable (note 3)                                                       1,750,000           3,500,000

   Dividends payable (note 6)                                                    269,066             195,095
   Other liabilities                                                           1,388,098           1,428,690

   Current Federal income taxes                                                1,047,981              49,460
                                                                             -----------        ------------

          Total liabilities                                                  164,713,713         149,029,380
                                                                             -----------        ------------


 Shareholders' Equity (note 6):

   Preferred stock ($100 par value, 10,000,000 shares
   authorized, none issued)                                                       -                   -

   Common stock ($.10 par value, 250,000,000 shares
     authorized, 21,637,481 issued at December 31, 1995 and
     19,611,368 issued at December 31, 1994)                                   2,163,748           1,961,137

   Additional paid-in capital                                                 87,543,175          69,671,214
   Net unrealized gains (losses) on fixed maturities                           1,073,597             (55,686)

   Retained earnings                                                           9,673,968          10,982,494
   Treasury stock (112,260 shares in 1995, 101,824 shares
 in 1994)                                                                     (1,012,592)         (1,012,592)
                                                                             -----------         -----------

          Total shareholders' equity                                          99,441,896          81,546,567
                                                                             -----------         -----------

   Commitments and contingencies (notes 4, 7, and 8)

          Total liabilities and shareholders' equity                       $ 264,155,609         230,575,947
                                                                             ===========         ===========

See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations

                  Years ended December 31, 1995, 1994 and 1993



                                                             1995                1994                 1993
                                                        ------------        ------------          -----------
 Revenues:
   Net premiums earned (note 4)                       $  97,254,816          84,394,874          75,862,396
   Net investment income (note 2)                         8,157,484           6,867,693            6,158,890
   Net realized gains (note 1)                              108,024             134,641                3,841
   Insurance services                                     2,182,509           2,056,357            2,387,532
                                                       ------------          ----------           ----------
                                                        107,702,833          93,453,565           84,412,659
                                                        -----------          ----------           ----------


 Expenses:
   Claims and claim adjustment expenses
     (note 4)                                            48,465,013          41,188,570           39,238,796
   Commissions                                           21,962,839          18,714,356           16,488,455
   Change in deferred policy
     acquisition costs and deferred
     ceding commission income (note 1)                   (2,284,138)         (1,321,946)            (305,495)
   Underwriting and operating expenses                   15,579,260          14,505,108           12,603,154
                                                        -----------          ----------           ----------
                                                         83,722,974          73,086,088           68,024,910
                                                        -----------          ----------           ----------

          Income before Federal income
          taxes                                          23,979,859          20,367,477           16,387,749


 Federal income taxes (note 5):
   Current expense                                        6,412,007           5,554,864            3,650,038
   Deferred benefit                                         (60,003)           (356,187)            (286,265)
                                                       ------------          ----------           ----------
                                                          6,352,004           5,198,677            3,363,773
                                                        -----------          ----------           ----------
     Net income before cumulative effect of
    change in accounting principle                       17,627,855          15,168,800           13,023,976

     Cumulative effect of change in
      accounting principle (note 5)                           -                   -                  216,278
                                                    ---------------      --------------           ----------
          Net income                                  $  17,627,855          15,168,800           13,240,254
                                                        ===========          ==========           ==========




          Net income per share (note 6)            $            .81                 .70                  .61
                                                                ===                 ===                  ===


See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                Consolidated Statements of Shareholders' Equity

                 Years ended December 31, 1995, 1994, and 1993



                                                            1995                1994                 1993
                                                        ------------         -----------         ------------
 Common stock:

   Balance at beginning of year                         $  1,961,137           1,765,082           1,586,266

   Issue of shares as stock dividends
    (2,009,797 in 1995, 1,814,941 in
    1994 and 1,638,664 in 1993) (note 6)                     200,980             181,495             163,866

   Exercise of options to purchase shares
   (16,316 in 1995, 145,604 in 1994 and
   149,501 in 1993)                                            1,631              14,560              14,950
                                                        ------------         -----------         -----------

       Balance at end of year                              2,163,748           1,961,137           1,765,082
                                                         -----------          ----------          ----------



 Additional paid-in capital:

   Balance at beginning of year                           69,671,214          53,495,511          28,596,655

   Issue of shares as stock dividends
    (2,009,797 in 1995, 1,814,941 in
    1994 and 1,638,664 in 1993) (note 6)                  17,835,103          15,809,524          24,510,939

   Exercise of options to purchase shares
     (16,316 in 1995, 145,604 in 1994 and
     149,501 in 1993)                                         36,858             366,179             387,917
                                                         -----------         -----------         -----------
       Balance at end of year                           $ 87,543,175          69,671,214          53,495,511
                                                          ----------          ----------          ----------





                                                                     (continued)

                         GAINSCO, INC. AND SUBSIDIARIES

                Consolidated Statements of Shareholders' Equity

                 Years ended December 31, 1995, 1994, and 1993



                                                      1995                   1994                   1993
                                                 ------------            -----------            -----------
 Net unrealized gains (losses) on
 fixed maturities:

   Balance at beginning of year                $      (55,686)                 -                       -

   Cumulative effect of change in
   accounting principle                                   -                  186,303                   -

   Change during year                               1,129,283               (241,989)                  -
                                                  -----------           ------------         ---------------
       Balance at end of year                       1,073,597                (55,686)                  -
                                                  -----------          -------------         ---------------


 Retained earnings:


   Balance at beginning of year                    10,982,494             12,569,862             24,698,393

   Net income for year                             17,627,855             15,168,800             13,240,254
   Cash dividends (note 6)                           (893,943)              (759,938)              (687,269)

   Stock dividends (note 6)                       (18,042,438)           (15,996,230)           (24,681,516)
                                                   ----------             ----------             ----------
       Balance at end of year                       9,673,968             10,982,494             12,569,862
                                                   ----------             ----------             ----------



 Treasury stock:

   Balance at beginning of year                    (1,012,592)            (1,012,362)                 -

   Change during year                                   -                       (230)            (1,012,362)
                                               --------------           ------------             ----------
       Balance at end of year                      (1,012,592)            (1,012,592)            (1,012,362)
                                                   ----------             ----------             ----------



   Total shareholders' equity at end
   of year                                       $ 99,441,896             81,546,567             66,818,093
                                                   ==========             ==========             ==========





See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                  Years ended December 31, 1995, 1994 and 1993


                                                                 1995              1994             1993
                                                              ------------     ------------     ------------
 Cash flows from operating activities:
   Net income                                                 $ 17,627,855       15,168,800       13,240,254



 Adjustments to reconcile net income to cash
   provided by operating activities:
     Depreciation and amortization                               4,092,621        4,899,241        4,098,450
     Change in deferred Federal income taxes                       (60,003)        (356,187)        (502,543)
     Change in accrued investment income                          (251,412)        (395,598)        (584,349)
     Change in premiums receivable                              (3,651,377)      (1,374,079)      (1,748,647)
     Change in reinsurance balances receivable                     627,739         (881,513)      (2,623,162)
     Change in ceded unpaid claims and claim
        adjustment expenses                                     (4,678,318)      (3,271,033)        (107,648)
     Change in ceded unearned premiums                             (31,218)        (441,304)        (844,213)
     Change in deferred policy acquisition costs
        and deferred ceding commission income                   (2,284,138)      (1,321,946)        (305,495)
     Change in management contract                                  50,000           50,000           49,930
     Change in other assets                                        297,216          (83,216)        (756,006)
     Change in unpaid claims and claim
        adjustment expenses                                     14,282,664        8,072,613        6,139,808
     Change in unearned premiums                                 8,880,310        5,500,057        2,943,088
     Change in commissions payable                                  15,734          691,830         (382,130)
     Change in accounts payable                                   (626,356)         861,075         (216,963)
     Change in reinsurance balances payable                     (4,186,811)       2,086,036        3,754,904
     Change in deferred revenue                                     71,985          (29,929)        (125,571)
     Change in drafts payable                                   (2,035,093)         494,979        1,750,866
     Change in other liabilities                                   (40,592)         (84,666)        (264,475)
     Change in current Federal income taxes                        998,521           54,076         (209,961)
                                                               -----------      -----------      -----------


         Net cash provided by operating activities            $ 29,099,327       29,639,236       23,306,137
                                                                ----------       ----------       ----------

                                                                     (continued)

                         GAINSCO, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                  Years ended December 31, 1995, 1994 and 1993


                                                                 1995             1994               1993
                                                            -------------    -------------      -------------
 Cash flows from investing activities:
   Bonds held to maturity:
     Matured                                                $  45,123,950       11,133,500           355,000
     Purchased                                                (41,967,879)     (25,834,928)      (12,870,605)
   Bonds available for sale:
     Sold                                                      10,741,080        6,378,737         4,869,622
     Matured                                                    3,506,400       13,810,800         9,275,000
     Purchased                                                (46,243,440)     (25,838,064)      (21,942,337)
   Certificates of deposit matured                                395,000          570,000           395,000
   Certificates of deposit purchased                             (445,000)        (570,000)         (395,000)
   Property and equipment purchased                              (836,114)        (739,987)       (1,165,447)
   Net change in short-term investments                         4,418,610       (7,269,095)          (99,472)
                                                              -----------      -----------      ------------

     Net cash used for investing activities                   (25,307,393)     (28,359,037)      (21,578,239)
                                                               ----------       ----------        ----------




 Cash flows from financing activities:
   Payments on note payable                                    (1,750,000)      (1,000,000)             -
   Cash dividends paid                                           (819,972)        (740,428)         (670,312)
   Payment for fractional shares resulting
     from stock dividends                                          (6,358)          (5,215)           (6,708)
   Proceeds from exercise of common stock
 options                                                           38,489          380,739           402,867
   Treasury stock acquired                                           -                (230)       (1,012,362)
                                                           --------------          --------      -----------

     Net cash used for financing activities                    (2,537,841)      (1,365,134)       (1,286,515)
                                                              -----------      -----------       -----------


 Net increase (decrease) in cash                                1,254,093          (84,935)          441,383

 Cash at beginning of year                                        520,515          605,450           164,067
                                                              -----------     ------------      ------------
 Cash at end of year                                       $   1,774,608           520,515           605,450
                                                             ===========      ============      ============


See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1995, 1994 and 1993


(1)      SUMMARY OF ACCOUNTING POLICIES

         (a)     Basis of Consolidation

                 The accompanying consolidated financial statements include the accounts of GAINSCO, INC. (the Company) and its wholly-owned subsidiaries, General Agents Insurance Company of America, Inc. (General Agents), General Agents Premium Finance Company (GAPFCO), Agents Processing Systems, Inc., Risk Retention Administrators, Inc. and GAINSCO Service Corp. (GSC). General Agents has one wholly-owned subsidiary, MGA Insurance Company, Inc. (MGAI) which, in turn, owns 100% of MGA Agency, Inc. GSC has one wholly-owned subsidiary, MGA Premium Finance Company. GSC also owns the management contract and charter of GAINSCO County Mutual Insurance Company (GCM) and its accounts have been included in the accompanying consolidated financial statements. All significant intercompany accounts have been eliminated in consolidation.

                 The accompanying consolidated financial statements are prepared in conformity with generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         (b)     Nature of Operations

                 The Company is predominantly a property and casualty insurance company concentrating its efforts on certain specialty excess and surplus markets within the commercial auto, auto garage and general liability insurance lines. The Company is approved to write insurance in 49 states and the District of Columbia on a non-admitted basis and in 41 states on an admitted basis. The Company markets its lines of insurance through 180 non-affiliated general agents' offices. Approximately 76% of the Company's gross premiums written during 1995 resulted from risks located in Arkansas, California, Florida, Georgia, Kentucky, Louisiana, Pennsylvania, Tennessee, Texas and West Virginia.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1995, 1994 and 1993

         (c)     Investments

                 Bonds held to maturity are stated at amortized cost, bonds available for sale are stated at fair value. Short-term investments are stated at cost. The "specific identification" method is used to determine costs of investments sold. Since investments not available for sale are generally held until maturity or recovery of fair value, provisions for possible losses are recorded only when the values have experienced impairment considered "other than temporary". Proceeds from the sale of debt securities totalled $10,741,080, $6,378,737 and $4,869,622 in 1995, 1994 and 1993, respectively. The realized gains were $108,024, $134,641 and $3,841 in 1995,
                 1994 and 1993, respectively. There were no realized losses in any of the years presented.

         (d)     Financial Instruments

                 For premiums receivable, which include premium finance notes receivable, and all other accounts (except investments) defined as financial instruments in Financial Accounting Standards Board (FASB) Statement 107, "Disclosures About Fair Values of Financial Instruments," the carrying amount approximates fair value due to the short-term nature of these instruments. These balances are disclosed on the face of the balance sheet.

                 Fair values for investments, disclosed in note 2, were obtained from independent brokers and published valuation guides.

         (e) Deferred Policy Acquisition Costs and Deferred Ceding Commission Income

                 Policy acquisition costs, principally commissions, marketing and underwriting expenses, are deferred and charged to operations over periods in which the related premiums are earned. Ceding commission income, which is realized on a written basis, is deferred and recognized over periods in which the premiums are earned. Deferred ceding commission income is netted against deferred policy acquisition costs. The marketing expenses are predominately salaries, salary related expenses and travel expenses of the Company's marketing representatives who actively solicit business from the independent general agents.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1995, 1994 and 1993

                 The change in the resulting deferred asset or liability is charged (credited) to operations. Information relating to these net deferred amounts, as of and for the years ended December 31, 1995, 1994 and 1993 is summarized as follows:


                                                            1995                1994                1993
                                                         -----------         -----------         -----------
                 Asset balance, beginning of
                      period                            $  9,830,543           8,508,597           8,203,102
                                                          ----------         -----------         -----------
                         Deferred commissions             21,394,072          19,345,305          16,644,934

                         Deferred marketing and
                            underwriting expenses          5,506,882           4,953,694           4,403,820


                         Deferred ceding
                            commission income                (71,227)         (1,675,640)         (1,385,157)

                         Amortization                    (24,545,589)        (21,301,413)        (19,358,102)
                                                          ----------          ----------          ----------

                             Net change                    2,284,138           1,321,946             305,495
                                                          ----------         -----------         -----------
                  Asset balance, end of period          $ 12,114,681           9,830,543           8,508,597
                                                          ==========         ===========         ===========


         (f)     Property and Equipment

                 Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets (30 years for buildings and primarily 5 years for furniture, equipment and software).

                 The following schedule summarizes the components of property and equipment:

                                                                                  As of December 31
                                                                     ---------------------------------------

                                                                        1995                        1994
                                                                     -----------                 -----------
                  Land                                              $    865,383                     865,383
                   Buildings                                           4,987,397                   4,735,340
                   Furniture and equipment                             2,665,766                   2,384,203
                   Software                                            1,856,222                   1,553,728
                   Accumulated depreciation and
                      amortization                                    (3,812,976)                 (3,202,644)
                                                                       ---------                   ---------
                                                                     $ 6,561,792                   6,336,010
                                                                       =========                   =========

                 There are no material capital leases.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1995, 1994 and 1993

         (g)     Software Costs

                 The Company capitalizes certain costs of developing computer software intended for resale. Costs relating to programs for internal use are recorded in property and equipment and are amortized using the straight-line method over five years or the estimated useful life, whichever is shorter. The deferred cost is also reduced by incidental sales of programs developed for internal use.

         (h)     Premium Revenues

                 Premiums are recognized as earned on a pro rata basis over the period the Company is at risk under the related policy. Unearned premiums represent the portion of premiums written which are applicable to the unexpired terms of policies in force.

         (i)     Claims and Claim Adjustment Expenses

                 Claims and claim adjustment expenses, less related reinsurance, are provided for as claims are incurred. The provision for unpaid claims and claim adjustment expenses includes: (1) the accumulation of individual case estimates for claims and claim adjustment expenses reported prior to the close of the accounting period; (2) estimates for unreported claims based on past experience modified for current trends; and (3) estimates of expenses for investigating and adjusting claims based on past experience.

                 Liabilities for unpaid claims and claim adjustment expenses are based on estimates of ultimate cost of settlement. Changes in claim estimates resulting from the continuous review process and differences between estimates and ultimate payments are reflected in expense for the year in which the revision of these estimates first became known.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1995, 1994 and 1993





                 The following table sets forth the changes in unpaid claims and claim adjustment expenses, net of reinsurance cessions, as shown in the Company's consolidated financial statements for the periods indicated:

                                                                                As of and for the
                                                                             years ended December 31
                                                                --------------------------------------------

                                                                 1995              1994             1993
                                                                ------            ------           ------
                                                                             (Amounts in thousands)
 Unpaid claims and claim adjustment expenses,
    beginning of period                                       $ 80,729            72,656           66,517
 Less: Ceded unpaid claims and claim adjustment
   expenses, beginning of period                                19,972            16,701           16,594
                                                                ------            ------           ------

 Net unpaid claims and claim adjustment expenses,
   beginning of period                                          60,757            55,955           49,923
                                                                ------            ------           ------
 Net claims and claim adjustment expenses
     incurred related to:

   Current period                                                48,064           37,571           35,012
   Prior periods                                                    401            3,618            4,227
                                                                 ------           ------           ------

     Total net claims and claim adjustment
 expenses        incurred                                       48,465            41,189           39,239
                                                                ------            ------           ------
 Net claim and claim adjustment expenses paid
    related to:

   Current period                                               14,131            12,297           10,737
   Prior periods                                                26,953(1)         24,090           22,470
                                                                ------            ------           ------

     Total net claim and claim adjustment expenses
        paid                                                    41,084            36,387           33,207
                                                                ------            ------           ------
   Commutation of quota-share reinsurance treaties             (2,223)(1)           -                -
                                                               ------          ---------        ---------

 Net unpaid claims and claim adjustment expenses,
   end of period                                                70,361            60,757           55,955
 Plus:  Ceded unpaid claims and claim adjustment
   expenses, end of period                                      24,650(1)         19,972           16,701
                                                                ------            ------           ------
 Unpaid claims and claim adjustment expenses, end
  of period                                                   $ 95,011            80,729           72,656
                                                                ======            ======           ======

(1) The Company commuted its 1993 and 1994 quota-share reinsurance treaties in 1995 and thereby reassumed all risks and the related unpaid claims and claim adjustment expenses of $2,223,000 (see note 4 to the consolidated financial statements). This was accounted for using the paid claim method, whereby unpaid claims and claim adjustment expenses were increased $2,223,000 and paid claims and claim adjustment expenses were decreased $2,223,000, thus preventing distortion of claims and claim adjustment expenses incurred.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1995, 1994 and 1993

         (j)     Income Taxes

                 The Company and its subsidiaries file a consolidated Federal income tax return. Deferred income tax items are accounted for under the deferred method which provides for timing differences between the reporting of earnings for financial statement purposes and for tax purposes, primarily deferred policy acquisition costs, the discount on unpaid claims and claim adjustment expenses and the nondeductible portion of the change in unearned premiums. The Company paid income taxes of $5,413,486, $5,500,787 and $3,860,000 during 1995, 1994 and
                 1993, respectively.

         (k)     Earnings Per Share

                 The weighted average number of shares outstanding for the years ending December 31, 1995, 1994 and 1993 were 21,512,741,
                 21,437,031 and 21,379,098, respectively. Primary earnings per share were $.81, $.70 and $.61 based on the weighted average number of shares outstanding and common stock equivalents (which consist of stock options), when dilutive, of 309,549, 278,490, and 438,963 for the years ending December 31, 1995, 1994, and 1993, respectively. The calculations were made after giving retroactive effect to the stock dividends and stock splits granted to shareholders (note 6).

         (l)     Accounting Pronouncements

                 In October 1994, the FASB issued Statement 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." The Statement was effective for years ending after December 15, 1994 and did not have any impact on the financial statements.

                 In March 1995, the FASB issued Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to Be Disposed Of." The Statement was effective for years ending after December 15, 1995, and did not have any impact on the financial statements.

(2)      INVESTMENTS

         The following schedule summarizes the components of net investment income:

                                                          Years ended December 31
                                         -----------------------------------------------------------

          Investment income on:              1995                   1994                     1993
                                         -----------            -----------              -----------
          Fixed maturities               $ 7,481,087              6,414,168                5,884,274
          Short-term                         870,210                513,771                  305,318
                                          ----------             ----------               ----------
          investments                      8,351,297              6,927,939                6,189,592
          Investment expenses               (193,813)               (60,246)                 (30,702)
                                          ----------             ----------               ----------
             Net investment income       $ 8,157,484              6,867,693                6,158,890
                                           =========              =========                =========

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1995, 1994 and 1993

         The following schedule summarizes the amortized cost and estimated fair values of investments in debt securities:

                                                                       Gross            Gross         Estimated
                                                     Amortized      Unrealized       Unrealized         Fair
                                                       Cost            Gains            Losses          Value
                                                   -----------     -----------      -----------      ----------

                                                                      (Amounts in thousands)
 Fixed Maturities:
   Bonds held to maturity:
     US Government Securities-1995                       9,606             157             (30)           9,733
     US Government Securities-1994                      10,555              23            (365)          10,213

     Tax-exempt state & municipal bonds-1995            87,696           1,071             (78)          88,689
     Tax-exempt state & municipal bonds-1994           113,088             161          (1,562)         111,687

     Other taxable fixed maturities-1995                   620             -                 -              620
     Other taxable fixed maturities-1994                   570             -                 -              570
   Bonds available for sale:
     Tax-exempt state & municipal bonds-1995            77,478           1,658              (6)          79,130
     Tax-exempt state & municipal bonds-1994            25,779              93            (179)          25,693

       Total Fixed Maturities-1995                     175,400           2,886            (114)         178,172
       Total Fixed Maturities-1994                     149,992             277          (2,106)         148,163

         The amortized cost and estimated fair value of debt securities at December 31, 1995 and 1994, by maturity, are shown below.

                                                                     1995                         1994
                                                       -------------------------    ----------------------------

                                                                        Estimated                     Estimated
                                                         Amortized        Fair        Amortized         Fair
                                                           Cost           Value         Cost            Value
                                                       -----------     ----------   -----------      ----------

                                                                        (Amounts in thousands)
          Due in one year or less                        $  17,781         17,872        48,232          48,325

          Due after one year but within five years         133,947        135,898        66,755          65,811
          Due after five years but within ten years         16,572         17,280        33,580          32,628

          Due after ten years but within twenty
             years                                           6,553          6,578         1,425           1,399

          Beyond twenty years                                                 544          -                -
                                                              ----       --------    ----------      ----------
                                                               547
                                                               ---
                                                         $ 175,400        178,172       149,992         148,163
                                                           =======        =======       =======         =======

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1995, 1994 and 1993

         Investments of $1,100,000 were maintained in escrow at December 31, 1995 and 1994 on behalf of certain insurance companies under the terms of their reinsurance agreements with General Agents. In addition, investments of $11,860,000 and $11,010,000, at December 31, 1995 and
         1994, respectively, were on deposit with various regulatory bodies as required by law.

         The Financial Accounting Standards Board has issued Statement 115 "Accounting for Certain Investments in Debt and Equity Securities" (Statement 115). Under this statement, the Company carries certain debt securities classified as "available for sale" at fair value. The unrealized gain or loss, net of tax, is presented as a separate component of shareholders' equity.

         During 1995, as a result of the Statement 115 "Implementation Guide," the Company transferred certain fixed maturities from the held to maturity portfolio to the available for sale portfolio. The amortized cost of securities transferred was $18,519,856 and the unrealized gain on the date of transfer was $93,803, net of taxes. There were no transfers during 1994.

(3)      NOTE PAYABLE TO BANK

         The Company made principal payments of $1,750,000 and $1,000,000 in June, 1995 and May, 1994, respectively. The note payable balance of $1,750,000 is due in one installment on June 1, 1996. Interest is paid monthly at a rate that approximates the prime lending rate. The Company recorded interest expense (which approximates interest paid) of $221,934, $273,552 and $275,250 in 1995, 1994 and 1993,
         respectively. The note payable is stated at book value which approximates fair value.

(4)      REINSURANCE

         In 1995, 1994 and 1993, General Agents and MGAI (the Insurers) wrote casualty policy limits of $1,000,000. For policies with an effective date of January 1, 1992 through December 31, 1994, the Insurers have excess reinsurance for 100% of casualty claims exceeding $300,000 up to the $1,000,000 policy limits. For policies with an effective date of January 1, 1995 or after, the Insurers have excess reinsurance for 100% of casualty claims exceeding $500,000 up to the $1,000,000 policy limits.

         In 1995, the Insurers terminated the quota-share reinsurance treaties that were in effect for 1994 and 1993. Under the terms of the termination agreement, the reinsurer returned assets to the Insurers equal to the remaining unpaid claims and claim adjustment expenses of $2,223,000. The Insurers reassumed all risks and the reinsurer was relieved of any further liability with respect to risks previously covered by the contract.

         During 1995, GCM entered into fronting arrangements with two non-affiliated insurance companies. GCM retains no liability as the business written under these agreements is 100% ceded. Although these cessions are made to authorized reinsurers rated "A- (Excellent)" or better by A. M. Best Company, the agreements require that collateral accounts be maintained to assure

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1995, 1994 and 1993

         payment of the unearned premiums and unpaid claims and claim adjustment expenses relating to the risks insured under these fronting arrangements. At December 31, 1995, the balance in such accounts totalled approximately $3,527,000.

         The amounts deducted in the consolidated financial statements for reinsurance ceded as of and for the years ended December 31, 1995, 1994, and 1993 respectively, are set forth in the following table. Premiums and claims ceded to the commercial automobile plans of Arkansas, California, Louisiana, Mississippi and Pennsylvania are designated as "plan servicing".

                                                        1995                   1994                  1993
                                                   -------------          -------------         -------------
          Premiums earned                         $    3,809,853              8,223,984             5,570,586

          Premiums earned - plan
          servicing                               $    5,307,038              5,101,098             6,416,692

           Premiums earned - fronting
           arrangements                           $      721,752                   -                     -

          Claims and claim adjustment
          expenses                                $   13,188,258              6,425,030             5,708,218

          Claims and claim adjustment
          expenses - plan servicing               $    5,055,997              5,728,201             4,380,911

          Claim and claim adjustment
          expenses - fronting
          arrangements                            $      418,573                   -                     -

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1995, 1994 and 1993

         The amounts included in the Consolidated Balance Sheets for reinsurance ceded under fronting arrangements and reinsurance ceded to the commercial automobile plans of Arkansas, California, Louisiana, Mississippi, and Pennsylvania were as follows:

                                                         1995                   1994                  1993
                                                   -------------           ------------           -----------
          Unearned premiums                       $    2,836,492              2,517,709             2,562,565

          Unearned premiums - fronting
            arrangements                          $    2,544,837                   -                     -

          Unpaid claims and claim
            adjustment expenses                   $    9,842,815              9,829,640             8,610,152

          Unpaid claims and claim
            adjustment expenses -
            fronting arrangements                 $      266,720                   -                     -



         The Insurers remain directly liable to their policyholders for all policy obligations and the reinsuring companies are obligated to the Insurers to the extent of the reinsured portion of the risks.

         The Insurers, for years prior to 1993, utilized reinsurance arrangements with various non-affiliated admitted insurance companies, whereby the Insurers underwrote the coverage and assumed the policies 100% from the companies. During 1993, 1994 and 1995, the business generated from these arrangements was in a run-off position. These arrangements require that the Insurers maintain escrow accounts to assure payment of the unearned premiums and unpaid claims and claim adjustment expenses relating to risks insured through such arrangements and assumed by the Insurers. For each of the years ended December 31, 1995, 1994, and 1993, the balance in such escrow accounts totalled $1,100,000. For 1995, 1994 and 1993, the premiums earned by assumption were $(2,496), $0, and $11,233,000, respectively and the assumed unpaid claims and claim adjustment expenses were $4,427,000, $6,804,000 and $20,850,000, respectively.

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

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1995, 1994 and 1993

(5)      FEDERAL INCOME TAXES

         In the accompanying consolidated statements of operations, the provisions for Federal income tax as a percent of related pretax income differ from the Federal statutory income tax rate. A reconciliation of income tax expense using the Federal statutory rates to actual income tax expense follows:

                                                       1995                  1994                    1993
                                                  ------------          ------------            ------------
          Income tax expense at 35%               $  8,392,950            7,128,617                5,735,712
          Tax-exempt interest income                (2,039,995)          (1,690,901)              (1,595,850)
          Fresh start adjustment                         1,151               15,397                   (9,501)
          Stock option exercise                           -                 (92,373)                (515,489)
          Building rehabilitation tax
                credit                                    -                 (30,614)                    -
          Other, net                                    (2,102)            (131,449)                (251,099)
                                                    ----------            ---------                ---------
               Income tax expense                 $  6,352,004            5,198,677                3,363,773
                                                     =========            =========                =========


         The fresh start adjustment represents the tax effect of the discount on the portion of the 1986 unpaid claims and claim adjustment expenses that changed in 1995, 1994 and 1993, respectively.

         The Financial Accounting Standards Board issued Statement 109 "Accounting for Income Taxes" which changed the Company's method of accounting for income taxes. Under Accounting Principles Board (APB) Opinion 11, the primary objective was to match the tax expense with pre-tax operating income on the statement of operations. Under Statement 109, the primary objective is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. As a consequence, the portion of the tax expense which is a result of the change in the deferred tax asset or liability may not always be consistent with the income reported on the statement of operations. The Company implemented Statement 109 in 1993, the cumulative effect of which resulted in a $216,278 tax benefit ($.01 per share) which has been reported in the consolidated Statement of Operations as a "cumulative effect of a change in accounting principle". In the Company's opinion, there will be adequate earnings in future years to recover its deferred tax asset and as such, the Company has not established a valuation allowance.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1995, 1994 and 1993

         The following table represents the tax effect of temporary differences giving rise to the net deferred tax asset established under Statement 109.

                                                                                       As of December 31
                                                                                   -------------------------

                                                                                      1995           1994
                                                                                   ----------     ----------
     Deferred tax assets:
       Discounting of unpaid claims and claim adjustment expenses                  $ 4,307,059      3,883,091
       Discounting of unearned premiums                                              3,316,746      2,697,946
       Accruals not currently deductible                                               124,667        247,975
       Deferred service fee income                                                     171,652        147,143
       Unrealized losses on investments                                                   -            29,985
       Other                                                                            48,419         59,480
                                                                                    ----------     ----------
         Total deferred tax assets                                                   7,968,543      7,065,620
                                                                                     ---------      ---------

     Deferred tax liabilities:
       Deferred policy acquisition costs and deferred ceding commission income       4,259,000      3,458,843
       Unrealized gains on investments                                                 578,091           -
       Depreciation and amortization                                                   495,840        441,274
       Other                                                                            56,898         38,716
                                                                                    ----------     ----------
         Total deferred tax liabilities                                              5,389,829      3,938,833
                                                                                     ---------      ---------

     Net deferred tax asset                                                        $ 2,578,714      3,126,787
                                                                                     =========      =========

(6)      SHAREHOLDERS' EQUITY

         In May, 1993, the shareholders approved an amendment to the Company's Articles of Incorporation to increase the number of shares of authorized $.10 par value common stock from 50,000,000 shares to 250,000,000 shares. Of the authorized shares, 21,637,481 and 19,611,368 were issued as of December 31, 1995 and 1994, respectively and 21,525,221 and 19,509,544 were outstanding as of December 31, 1995 and 1994, respectively. The Company also has 10,000,000 shares of preferred stock with $100 par value authorized of which no shares have been issued. The Board of Directors can designate the relative rights and preferences of the authorized preferred stock to be issued.

         In 1991, the Company adopted a policy to pay a quarterly cash dividend of $.01 per share on its common stock every quarter until further action by the Board of Directors. In November of 1995, the Board of Directors increased the cash dividend to $.0125 per share and announced the discontinuance of the semi-annual stock dividends. The Board of Directors granted 5% stock dividends to shareholders of record on March 31, 1995, September 30, 1995, March 31, 1994, September 30, 1994, March 31, 1993 and September 30, 1993. The market value of the stock dividends was charged to retained earnings, common stock was credited for the par value, the excess of market value over par value was credited to additional paid-in capital and cash was paid in lieu of fractional shares for the stock dividends and the shares were cancelled. The earnings per share computation and the number of stock options and their exercise price have been

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1995, 1994 and 1993

         retroactively adjusted for the effect of the stock dividends.

         The amount of consolidated statutory shareholder's equity or policyholders' surplus of General Agents and MGAI was $47,880,301, $40,100,250, and $33,777,209 at December 31, 1995, 1994 and 1993,
         respectively, and the amount of consolidated statutory net income was $15,167,151, $13,909,896, and $12,107,933 for the years ended 1995,
         1994, and 1993, respectively. The amount of policyholders' surplus of GCM was $2,260,001, $2,250,001 and $2,128,748 at December 31, 1995,
         1994 and 1993, respectively, and the amount of statutory net income was $369,356, $644,257 and $50,782 for the years ended December 31, 1995, 1994 and 1993, respectively. The Company's statutory capital significantly exceeds the benchmark capital level under the Risk Based Capital formula.

         Statutes in Texas and Oklahoma restrict the payment of dividends by the insurance company subsidiaries to the available surplus funds derived from their realized net profits. The maximum amount of cash dividends that each subsidiary may declare without regulatory approval in any 12-month period is the lesser of net income for the 12-month period ended the previous December 31 or ten percent (10%) of policyholders' surplus as of the previous December 31. At December 31, 1995, General Agents, the Oklahoma subsidiary, had net income of $10,425,054 and policyholders' surplus of $47,880,301 and MGAI, the Texas subsidiary, had net income of $4,742,096 and policyholders' surplus of $15,545,587.

         In 1988, the Board of Directors declared, pursuant to a Rights Plan, a dividend distribution of one common share purchase right on each outstanding share of $.10 par value common stock. The dividend distribution was made on March 18, 1988, payable to shareholders of record on that date. In 1993, the Board of Directors amended the Rights Plan and extended the expiration date of these rights from March 18, 1998 to May 25, 2003. Each right, as amended during 1993, has an exercise price of $70. The rights are not exercisable until the Distribution Date (as defined in the Rights Plan). The Rights Plan provides, among other things, that if any person or group (other than the Company, one of its subsidiaries or an employee benefit plan of the Company or a subsidiary) acquires 20% or more of the Company's common stock (except pursuant to an offer for all outstanding common stock which the Continuing Directors (as defined in the Rights Plan) have determined to be in the best interests of the Company and its shareholders), if a 20% holder engages in certain self-dealing transactions or if a holder of 15% or more of the Company's common stock is declared an Adverse Person (as defined in the Rights Plan) by the Board of Directors, each holder of a right (other than the 20% holder or the Adverse Person, whose rights would become null and void) would have the right to receive, upon exercise of the right, common stock having a market value of two times the exercise price of the right. The Company is able to redeem rights under certain conditions set forth in the Rights Plan. If, following a public announcement that a person has acquired 20% or more of the common stock, the Company is acquired in a merger (other than a merger which follows an offer approved by the Continuing Directors as described above) or other business combination transaction or if 50% of the assets or earning power of the Company is sold, each right (except rights which have previously become null and void as described above), will entitle its holder to purchase, at the right's then-current

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1995, 1994 and 1993

         exercise price, shares of the acquiring Company's common stock having a market value of two times the exercise price of the right.

(7)      BENEFIT PLANS

         On May 16, 1995, the Board of Directors adopted the GAINSCO, INC. 1995 Stock Option Plan (the "Plan") subject to approval by the shareholders no later than May 15, 1996. Under the Plan, 1,020,000 shares were reserved for issuance upon the exercise of these nonqualified stock options.

         Under the 1990 Stock Option Plan of the Company, no options were granted in 1995, 6,784 options were granted in 1994, and 20,508 options were granted in 1993. These options were granted at fair market value on the date of grant. During 1995, options for 16,316 shares of common stock were exercised at a price of $38,489 and the shares were issued. Options outstanding (after adjusting for stock dividends) at December 31, 1995, 1994 and 1993 were 401,277, 427,863 and 612,810, respectively. The options outstanding at December 31, 1995 are exercisable at an average price of $2.60.

         In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
         123). SFAS 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument. Under SFAS 123, the Company will elect to measure compensation costs using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25. SFAS is effective for financial statements for fiscal years beginning after December 15, 1995.

         The Company has a profit sharing and trust plan for the benefit of its eligible employees. Contributions are made in such amounts as the Company elects. The annual contributions amounted to $605,935, $536,124, and $494,727 for 1995, 1994 and 1993, respectively.

         The Company has an incentive compensation plan in which certain key officers of the Company participate and earn bonuses. The fund from which bonuses are paid is comprised of net income for the current year that is in excess of ten percent (10%) of beginning shareholders' equity for the current year, with the fund not to exceed ten percent (10%) of net income for the current year.

(8)      CONTINGENCIES

         In the normal course of its operations, the Company has been named as defendant in various legal actions seeking payments for claims denied by the Company and other monetary damages. The Company's management believes that unpaid claims and claim adjustment expenses are adequate to cover possible liability from lawsuits which arise in the normal course of its insurance business. In the opinion of the Company's management the ultimate liability, if any, resulting from the disposition of all claims will not have a material adverse effect on the Company's

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1995, 1994 and 1993

         consolidated financial position. The Company does not have any financial instruments where there is off-balance-sheet-risk of accounting loss due to credit or market risk. There is credit risk in the premiums receivable and reinsurance balances receivable of the Company. At December 31, 1995 and 1994 the Company did not have a premiums receivable balance nor a reinsurance balance receivable from any one entity that was material with regard to shareholders' equity.

(9)      QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following table contains selected unaudited consolidated financial data for each quarter (in thousands, except per share data):

                                                    1995 Quarter                             1994 Quarter
                                ---------------------------------------  ------------------------------------

                                   Fourth     Third    Second     First   Fourth     Third   Second     First
                                  --------   ------    ------    ------   ------    ------   ------    ------
          Gross premiums
             written              $ 30,013   27,772    25,762    24,525   24,941    24,252   26,675    22,295
          Total revenues            29,237   27,736    25,920    24,810   24,675    23,812   22,755    22,211
          Total expenses            21,134   22,251    20,766    19,573   19,004    18,662   17,717    17,703
          Net income                 5,772    4,083     3,878     3,893    4,152     3,904    3,588     3,525

          Net income per          $    .26      .19       .18       .18      .19       .18      .16       .16
            share (a)

          Common share
           prices (a) (b)
           High                    11  7/8   9  1/2   10  1/2        10    8 3/8    8 1/16   8 3/16     8 3/8
           Low                      8 5/16   8 7/16    9 5/16         7    7 1/8    7         7 1/8     7 1/8

         (a) Adjusted for stock dividends and stock splits effected as stock dividends.
         (b)  As reported by the American Stock Exchange.

           INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTARY INFORMATION


The Board of Directors and Shareholders
GAINSCO, INC:


Under date of February 26, 1996, we reported on the consolidated balance sheets of GAINSCO, INC. and subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                                 KPMG Peat Marwick LLP

Dallas, Texas
February 26, 1996

                                                                      Schedule I

                         GAINSCO, INC. AND SUBSIDIARIES

                         Summary of Investments - Other
                      Than Investments in Related Parties

                             (Amounts in thousands)


                                                                     As of December 31
                                  --------------------------------------------------------------------------

                                             1995                      1994                      1993
                                  -----------------------   -----------------------    ----------------------

                                                                                                 -
                                    Amortized      Fair       Amortized      Fair        Amortized     Fair
 Type of Investment                   Cost         Value        Cost         Value         Cost        Value
 ------------------              ------------      ------   -----------      ------    -----------     ------
 Fixed Maturities:
   Bonds held to maturity:
     U.S. government
       securities                  $    9,606       9,733        10,555      10,213         13,485     13,938
     Tax exempt state and
       municipal bonds                 87,696      88,689       113,088     111,687         99,387    101,047
     Certificates of deposit              620         620           570         570            570        570

   Bonds available for sale:
     Tax exempt state and
     municipal bonds                   77,478      79,130        25,779      25,693         20,422     20,704
                                      -------     -------       -------     -------        -------    -------

   Total fixed maturities             175,400     178,172       149,992     148,163        133,864    136,259
                                      -------     -------       -------     -------        -------    -------


 Short-term investments                 5,975       5,975        10,394      10,394          3,125      3,125
                                      -------     -------       -------     -------        -------    -------

   Total investments               $ 181,375      184,147       160,386     158,557        136,989    139,384
                                     =======      =======       =======     =======        =======    =======


See accompanying independent auditors' report on supplementary information.

                                                                     Schedule II

               CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                                 GAINSCO, INC.
                                (PARENT COMPANY)

                                 Balance Sheets
                           December 31, 1995 and 1994

                           Assets                                         1995                      1994
                                                                      ------------              ------------
 Investments in subsidiaries                                          $ 95,951,627                79,583,732
 Cash                                                                          776                         4
 Net receivable from subsidiaries                                        3,695,959                 2,120,874
 Other assets                                                               63,500                    56,750
                                                                       -----------              ------------


                  Total assets                                        $ 99,711,862                81,761,360
                                                                        ==========                ==========


            Liabilities and Shareholders' Equity


 Liabilities:
   Accounts payable                                                $          -                       18,789
   Dividends payable                                                       269,066                   195,095
   Other liabilities                                                           900                       900
                                                                     -------------              ------------
          Total liabilities                                                269,966                   214,793
                                                                       -----------               -----------

 Shareholders' equity:
   Preferred stock ($100 par value, 10,000,000
     shares authorized, none issued)                                          -                         -
   Common stock ($.10 par value, 250,000,000
 shares authorized, 21,637,481 issued at
 December 31, 1995, 19,611,368 issued at
 December 31, 1994)                                                      2,163,748                 1,961,137
   Additional paid-in capital                                           87,543,175                69,671,214
   Net unrealized gains (losses) on fixed maturities                     1,073,597                   (55,686)
   Retained earnings                                                     9,673,968                10,982,494
   Treasury stock (112,260 shares in 1995, 101,824
 shares in 1994)                                                        (1,012,592)               (1,012,592)
                                                                        ----------                ----------
          Total shareholders' equity                                    99,441,896                81,546,567
                                                                        ----------                ----------

          Total liabilities and shareholders' equity                  $ 99,711,862                81,761,360
                                                                        ==========                ==========

See accompanying notes to condensed financial statements.

See accompanying independent auditors' report on supplementary information.

                                                                     Schedule II


               CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                                 GAINSCO, INC.
                                (PARENT COMPANY)

                            Statements of Operations
                  Years ended December 31, 1995, 1994 and 1993



                                                                 1995              1994              1993
                                                             ------------      -----------       -----------
 Revenues - dividend income                                  $  3,115,000          800,000         2,729,000

 Expenses - operating expenses                                 (1,092,470)      (1,024,949)          996,874
                                                               ----------       ----------       -----------

   Operating income before
     Federal income tax benefit                                 2,022,530         (224,949)        1,732,126
 Federal income tax benefit                                      (366,716)        (429,324)         (838,047)
                                                              -----------       ----------       -----------

   Income before equity in undistributed
     income of subsidiaries                                     2,389,246          204,375         2,570,173
 Equity in undistributed income of subsidiaries                15,238,609       14,964,425        10,670,081
                                                               ----------       ----------        ----------

                  Net income                                 $ 17,627,855       15,168,800        13,240,254
                                                               ==========       ==========        ==========

 Net income per share                                        $         .81             .70               .61
                                                                       ===             ===               ===

See accompanying notes to condensed financial statements.

See accompanying independent auditors' report on supplementary information.

                                                                     Schedule II

               CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                                 GAINSCO, INC.
                                (PARENT COMPANY)

                       Statements of Shareholders' Equity
                  Years ended December 31, 1995, 1994 and 1993

                                                         1995                  1994                   1993
                                                     ------------          -----------            -----------
 Common Stock:

   Balance at beginning of year                      $  1,961,137            1,765,082             1,586,266

   Issue of shares as stock dividends
   (2,009,797 in 1995, 1,814,941 in
   1994 and 1,638,664 in 1993)                            200,980              181,495               164,866

   Exercise of options to purchase
     shares (16,316 in 1995,
     145,604 in 1994 and 149,501
     in 1993)                                               1,631               14,560                14,950
                                                     ------------          -----------           -----------

          Balance at end of year                        2,163,748            1,961,137             1,765,082
                                                       ----------           ----------            ----------
 Additional paid-in capital:


   Balance at beginning of year                        69,671,214           53,495,511            28,596,655
   Issue of shares as stock dividends
     (2,009,797 in 1995, 1,814,941
     in 1994 and 1,638,664 in 1993)                    17,835,103           15,809,524            24,510,939

   Exercise of options to purchase
     shares (16,316 in 1995,
     145,604 in 1994 and 149,501
     in 1993)                                              36,858              366,179               387,917
                                                      -----------          -----------           -----------


           Balance at end of year                    $ 87,543,175           69,671,214            53,495,511
                                                       ----------           ----------            ----------


                                                                     (continued)

                                                                     Schedule II
               CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                                 GAINSCO, INC.
                                (PARENT COMPANY)

                       Statements of Shareholders' Equity
                  Years ended December 31, 1995, 1994 and 1993

                                                      1995                   1994                   1993
                                                 ------------           ------------            -----------
 Net unrealized gains (losses) on
 fixed maturities:
   Balance at beginning of year                 $     (55,686)                 -                       -

   Cumulative effect of change in
    accounting principle                                 -                   186,303                   -

   Change during year                               1,129,283               (241,989)                  -
                                                  -----------            -----------         --------------

       Balance at end of year                       1,073,597                (55,686)                  -
                                                  -----------            -----------         --------------


 Retained earnings:

   Balance at beginning of year                    10,982,494             12,569,862             24,698,393

   Net income for year                             17,627,855             15,168,800             13,240,254
   Cash dividends                                    (893,943)              (759,938)              (687,269)

   Stock dividends                                (18,042,438)           (15,996,230)           (24,681,516)
                                                   ----------             ----------             ----------
       Balance at end of year                       9,673,968             10,982,494             12,569,862
                                                   ----------             ----------             ----------

 Treasury stock:
   Balance at beginning of year                    (1,012,592)            (1,012,362)                 -

   Change during year                                    -                      (230)            (1,012,362)
                                                -------------           ------------             ----------
       Balance at end of year                      (1,012,592)            (1,012,592)            (1,012,362)
                                                   ----------             ----------             ----------

   Total shareholders' equity at end
   of year                                       $ 99,441,896             81,546,567             66,818,093
                                                   ==========             ==========             ==========

See accompanying notes to condensed financial statements.

See accompanying independent auditors' report on supplementary information.

                                                                     Schedule II

               CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                                 GAINSCO, INC.
                                (PARENT COMPANY)

                            Statements of Cash Flows
                  Years ended December 31, 1995, 1994 and 1993


                                                            1995               1994               1993
                                                      ---------------      ------------       -------------
 Cash flows from operating activities:

   Net income                                           $ 17,627,855         15,168,800          13,240,254

   Adjustments to reconcile net income to
     cash provided by operating activities:
     Change in investments in subsidiaries                      -              (100,000)               -
     Change in net receivable from subsidiaries           (1,575,085)           241,178            (469,137)
     Change in other assets                                   (6,750)            (4,473)               (145)
     Change in accounts payable                              (18,798)            18,798                (115)
     Change in other liabilities                                -                   900              (9,001)
     Equity in income of subsidiaries                    (15,238,609)       (14,964,425)        (10,670,081)
                                                          ----------         ----------          ----------


          Net cash provided by operating
            activities                                       788,613            360,778           2,091,775
                                                         -----------        -----------         -----------

 Cash flows from investing activities:

   Cash contribution to subsidiaries                            -                  (900)          (800,000)
                                                      --------------       ------------         ----------
          Net cash used for investing
            activities                               $           -                 (900)          (800,000)
                                                       --------------      ------------         ----------


                                                                     (continued)

                                                                     Schedule II

               CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                                 GAINSCO, INC.
                                (PARENT COMPANY)

                            Statements of Cash Flows
                  Years ended December 31, 1995, 1994 and 1993



                                                        1995                     1994                1993
                                                    ------------             ------------         -----------
 Cash flows from financing activities:

   Cash dividends paid                                $ (819,972)               (740,428)           (670,312)
   Payments for fractional shares
     resulting from stock dividends                       (6,358)                 (5,215)             (6,708)
   Proceeds from exercise of common
     stock options                                        38,489                 380,739             402,867
   Treasury stock acquired                                  -                       (230)         (1,012,362)
                                                      ----------             -----------           ---------


     Net cash used for financing
       activities                                       (787,841)               (365,134)         (1,286,515)
                                                        --------                --------           ---------


 Net increase in cash                                        772                   5,256               5,260
 Cash at beginning of year                                     4                   5,260                -
                                                      ----------              ----------       -------------



 Cash at end of year                                $        776                       4               5,260
                                                       =========             ===========        ============


See accompanying notes to condensed financial statements.

See accompanying independent auditors' report on supplementary information.

                                                                     Schedule II

               CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                                 GAINSCO, INC.
                                (PARENT COMPANY)

                    Notes to Condensed Financial Statements
                        December 31, 1995, 1994 and 1993



(1)      GENERAL


                 The accompanying condensed financial statements should be read in conjunction with the notes to the consolidated financial statements for the years ended December 31, 1995, 1994 and 1993 included elsewhere in this Annual Report.

(2)      RELATED PARTIES

                 During 1994, the Company made a cash capital contribution to Risk Retention Administrators, Inc. in the amount of $900 and a capital contribution to General Agents Premium Finance Company in the amount of $100,000.



             Name of Subsidiary                                   1995                     1994
             ------------------                               -----------               ----------
 Agents Processing Systems, Inc.                               $   551,211                661,711
 GAINSCO Service Corp.                                           2,688,908                622,121
 General Agents Insurance
   Company of America, Inc.                                        455,840                837,042
                                                                 ---------              ---------

   Net receivable from subsidiaries                            $ 3,695,959             2,120,874
                                                                 =========             =========


See accompanying independent auditors' report on supplementary information.

                                                                    Schedule III

                         GAINSCO, INC. AND SUBSIDIARIES

                      Supplementary Insurance Information

                   Years ended December, 1995, 1994 and 1993
                             (Amounts in thousands)


                                                                            Other
                                         Deferred   Reserves                policy
                                          policy   for claims            claims and     Net
                                      acquisition   and claim  Unearned   benefits   premiums
 Segment                                 costs      expenses   premiums   payable     earned
 -------                              -----------  ----------  --------  ----------  --------
 Year ended December 31, 1995:


 Property and casualty insurance       $ 12,115       95,011    53,525     2,569       97,255
                                         ------       ------    ------     -----       ------

          Total                        $ 12,115       95,011    53,525     2,569       97,255
                                         ======       ======    ======     =====       ======


 Year ended December 31, 1994:


 Property and casualty insurance       $  9,831       80,729    44,645     4,604       84,395
                                         ------       ------    ------     -----       ------

          Total                        $  9,831       80,729    44,645     4,604       84,395
                                         ======       ======    ======     =====       ======


 Year ended December 31, 1993:


 Property and casualty insurance       $  8,509       72,656    39,145     4,109       75,862
                                         ------       ------    ------     -----       ------

          Total                        $  8,509       72,656    39,145     4,109       75,862
                                         ======       ======    ======     =====       ======


                                                                 Amortization
                                                                 of deferred       Other
                                           Net        Claims       policy       operating        Net
                                       investment     & claim    acquisition    costs and     premiums
 Segment                                 income      expenses     costs (1)     expenses      written
 -------                               ----------    --------    -----------    ---------    ---------
 Year ended December 31, 1995:


 Property and casualty insurance          8,157       48,465       (24,546)        37,542      106,104
                                          -----       ------        ------         ------      -------

          Total                           8,157       48,465       (24,546)        37,542      106,104
                                          =====       ======        ======         ======      =======


 Year ended December 31, 1994:


 Property and casualty insurance          6,868       41,189       (21,301)        33,219       89,454
                                          -----       ------        ------         ------      -------

          Total                           6,868       41,189       (21,301)        33,219       89,454
                                          =====       ======        ======         ======      =======


 Year ended December 31, 1993:


 Property and casualty insurance          6,159       39,239       (19,358)        29,092       77,961
                                          -----       ------        ------         ------      -------

          Total                           6,159       39,239       (19,358)        29,092       77,961
                                          =====       ======        ======         ======      =======

(1)  Net of the amortization of deferred ceding commission income.

See accompanying independent auditors' report on supplementary information.

                                                                     Schedule IV

                         GAINSCO, INC. AND SUBSIDIARIES

                                  Reinsurance

                  Years ended December 31, 1995, 1994 and 1993
                   (Amounts in thousands, except percentages)

                                                                                                       Percentage of
                                                          Ceded to        Assumed from                     amount
                                             Direct         other            other            Net         assumed
                                             amount       companies        companies         amount        to net
                                             ------       ---------      -------------       ------      ----------
 Year ended December 31, 1995:
 Premiums earned:
   Property and casualty                    $ 102,779           -              -            102,779
   Reinsurance                                   -           (5,522)            (2)          (5,524)
                                           ----------         -----        --------          ------

          Total                             $ 102,779        (5,522)            (2)          97,255              - %
                                              =======         =====        ========          ======            ====


 Year ended December 31, 1994:

 Premiums earned:
   Property and casualty                    $  92,619           -              -             92,619
   Reinsurance                                   -           (8,224)           -             (8,224)
                                           ----------         -----       ---------          ------
          Total                             $  92,619        (8,224)           -             84,395              - %
                                              =======         =====       =========          ======            ====



 Year ended December 31, 1993:
 Premiums earned:
   Property and casualty                    $  70,200           -               -            70,200
   Reinsurance                                  -            (5,571)         11,233           5,662
                                           ----------         -----          ------          ------

          Total                             $  70,200        (5,571)         11,233          75,862            14.8%
                                              =======         =====          ======          ======            ====


See accompanying independent auditors' report on supplementary information.

                                                                     Schedule VI

                         GAINSCO, INC. AND SUBSIDIARIES

                            Supplemental Information

                  Years ended December 31, 1995, 1994 and 1993
                             (Amounts in thousands)


                                  Column A      Column B     Column C     Column D     Column E    Column F
                                  --------      --------     --------     --------     --------    --------



                                                               Reserves
                                                              for unpaid    Discount
                                                 Deferred      claims       if any,
                                  Affiliation      policy      and claim    deducted                   Net
                                      with      acquisition   adjustment       in        Unearned     earned
                                   registrant      costs       expenses     Column C     premiums    premiums
                                   ----------   -----------   ----------    --------     --------    --------
 Year ended December 31,
 1995:

 Property and casualty insurance    $    -         12,115       95,011          -         53,525      97,255
                                      -------      ------       ------       -------      ------      ------
          Total                     $    -         12,115       95,011          -         53,525      97,255
                                      =======      ======       ======       =======      ======      ======


 Year ended December 31,
 1994:
 Property and casualty insurance   $    -          9,831       80,729          -         44,645      84,395
                                     -------      ------       ------       -------      ------      ------
          Total                    $    -          9,831       80,729          -         44,645      84,395
                                     =======      ======       ======       =======      ======      ======



 Year ended December 31,
 1993:
 Property and casualty insurance   $    -          8,509       72,656          -         39,145      75,862
                                     -------      ------       ------       -------      ------      ------
          Total                    $    -          8,509       72,656          -         39,145      75,862
                                     =======      ======       ======       =======      ======      ======

                                   Column H         Column I          Column J       Column K    Column L
                                   --------         --------          --------       --------    --------

                                                    Claim
                                                  and claim
                                                 adjustment
                                                  expenses        Amortization      Paid
                                                  incurred         of deferred      claims
                                     Net           related to:         policy       and claim       Net
                                  investment   Current      Prior    acquisition    adjustment   premiums
                                    income      year       years      costs (1)      expenses     written
                                  ----------    ----       -----     -----------    ----------   --------
 Year ended December 31,
 1995:

 Property and casualty insurance     8,157       48,064     401       (24,546)        38,861     106,104
                                     -----       ------   -----        ------         ------     -------
          Total                      8,157       48,064     401       (24,546)        38,861     106,104
                                     =====       ======   =====        ======         ======     =======



 Year ended December 31,
 1994:
 Property and casualty insurance    6,868       37,571    3,618      (21,301)        36,387      89,454
                                    -----       ------    -----       ------         ------     -------
            Total                   6,868       37,571    3,618      (21,301)        36,387      89,454
                                    =====       ======    =====       ======         ======     =======


 Year ended December 31,
 1993:
 Property and casualty insurance    6,159       35,012    4,227      (19,358)        33,207      77,961
                                    -----       ------    -----       ------         ------     -------
          Total                     6,159       35,012    4,227      (19,358)        33,207      77,961
                                    =====       ======    =====       ======         ======     =======



(1)  Net of the amortization of deferred ceding commission income.

See accompanying independent auditors' report on supplementary information.

                                  EXHIBIT INDEX
                                  -------------

                                                                                                         Sequentially
     Exhibit No.                                         Description                                       No. Page
     -----------                                         -----------                                       --------
       3.1               Restated Articles of Incorporation of Registrant (Exhibit 3.1)(1)

       3.2               Articles of Amendment to the Articles of Incorporation dated
                         June 9, 1988 (Exhibit 3.2)(2)

       3.3               Restated Bylaws of Registrant (Exhibit 3.2)(1)

       3.4               Amendment to the Bylaws dated June 10, 1988 (Exhibit 3.4)(2)

       3.5               Sections 2.06 and 2.07 of the Bylaws as Amended on May 25, 1993
                         (Exhibit 3.5)(7)

       3.6               Articles of Amendment to Articles of Incorporation effective
                         August 13, 1993 (Exhibit 3.6)(7)

       4.2               Rights Agreement, dated as of March 3, 1988, between the Registrant and Team Bank/Fort Worth, N.A. (incorporated by reference to Exhibit
                         1 to the Registrant's Current Report on Form 8-K filed with the
                         Securities and Exchange Commission on March 15, 1988)(Exhibit 4.2)(3)

       4.3               Amendment No. 1 dated as of March 5, 1990 to Rights Agreement dated as of March 3, 1988 between GAINSCO, INC. and Team Bank as
                         Rights Agent (Exhibit 4.2)(5)

       4.4               Amendment No. 2 dated as of May 25, 1993 to Rights Agreement between
                         GAINSCO, INC. and Society National Bank (successor to Team Bank
                         (formerly Texas American Bank/Fort Worth, N.A.)), as Rights Agent
                         (Exhibit 4.4)(7)

       4.5               Stock certificate as amended to give notice of Amendment No. 2 to Rights Agreement (Exhibit 4.5)(7)

      10.2               (Restated) Incentive Compensation Plan of the Registrant (Exhibit 10.2)(2)

     10.14               Profit Sharing Plan and Trust of GAINSCO, INC. effective January 1, 1985, as amended, and Adoption Agreement (Exhibit 10.14)(4)

     10.16               1990 Stock Option Plan of the Registrant (Exhibit 10.16)(4)

     10.17               Loan Agreement and Amendment No. 1 to Loan Agreement between GAINSCO Service
                         Corp., GAINSCO, INC. and BankOne Texas, N.A. (Exhibit 10.17)(6)

     10.18               Promissory Note made by GAINSCO Service Corp. payable to BankOne, Texas, N.A.
                         (Exhibit 10.18)(6)

                                                                                                         Sequentially
     Exhibit No.                                         Description                                       No. Page
     -----------                                         -----------                                       --------
     10.19               Guaranty Agreement executed by GAINSCO, INC., in favor of BankOne Texas, N.A.
                         (Exhibit 10.19)(6)

     10.20               Negative Pledge Agreement executed by GAINSCO, INC. (Exhibit 10.20)(6)

     10.21               Negative Pledge Agreement executed by GAINSCO Service Corp. (Exhibit 10.21)(6)

     10.23               Surplus Debenture issued by GAINSCO County Mutual Insurance Company. (Exhibit 10.23)(6)

     10.24               Management Contract between GAINSCO County Mutual Insurance Company and GAINSCO Service
                         Corp. (Exhibit 10.24)(6)

     10.25               Certificate of Authority and accompanying Commissioner's Order granting Certificate of
                         Authority, allowing for charter amendments and extension of charter (Exhibit 10.25)(6)

     10.26               Contract between GAINSCO, INC. and International Business Machines Corporation covering the Company's acquisition and installation of the WINS software package and of the AS/400 hardware and systems software required to support it for use by the Company (Exhibit
                         10.26)(7)

     10.27               Amendment to Surplus Debenture issued by GAINSCO County Mutual Insurance Company
                         (Exhibit 10.27)(7)

     10.28               Agreement dated August 26, 1994 appointing Continental Stock Transfer & Trust Company transfer agent and registrar (Exhibit 10.28)(8).

     10.29               Amendment No. 3 to Rights Agreement and appointment of Continental Stock Transfer & Trust
                         Company as Successor Rights Agent, made September 30, 1994 (Exhibit 10.29)(8).

     10.30               Second Amendment to Loan Agreement among GAINSCO Service Corp., GAINSCO, INC. and
                         BankOne Texas, N.A. made on July 26, 1990 (Exhibit 10.30)(8)

     10.31               1995 Stock Option Plan of the Registrant (9)

     10.32               Clarification to the GAINSCO, INC. Executive Incentive Compensation Plan (9)

     11                  (Not required to be filed as an Exhibit.  See footnote (1)(j) on page 47 of this 10-K
                         Report for information called for by number 11 of the Exhibit Table to Item 601 of S-K)

                                                                                                         Sequentially
     Exhibit No.                                         Description                                       No. Page
     -----------                                         -----------                                       --------
     22.2                Subsidiaries of Registrant (9)

     24.2                Consent of KPMG Peat Marwick to incorporation by reference (9)

     25.1                Powers of Attorney (9)

     27                  Financial Data Schedule

     28.8                Schedule P from the 1995 Annual Statement of General Agents Insurance Company of America,
                         Inc. (10)

     28.9                Schedule P from the 1995 Annual Statement of MGA Insurance Company, Inc. (10)

     28.10               Schedule P from the 1995 Annual Statement of GAINSCO County Mutual Insurance Company (10)

     (1)                 Incorporated by reference to the Exhibit shown in parenthesis filed in Registration
                         Statement No. 33-7846 on Form S-1, and amendments thereto, filed by the Company with the
                         Securities and Exchange Commission and effective November 6, 1986.

     (2)                 Incorporated by reference to the Exhibit shown in parenthesis filed in Registration
                         33-25226 on Form S-1, and amendments thereto, filed by the Company with the Securities and
                         Exchange Commission and effective November 14, 1988.

     (3)                 Incorporated by reference to the Exhibit shown in parenthesis filed in the Registrant's
                         Annual Report on Form 10-K for the fiscal year ended December 31, 1988.

     (4)                 Incorporated by reference to the Exhibit shown in parenthesis filed in the Registrant's
                         Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

     (5)                 Incorporated by reference to the Exhibit shown in parenthesis filed in the Registrant's
                         Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

     (6)                 Incorporated by reference to the Exhibit shown in parenthesis filed in the Registrant's
                         Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

     (7)                 Incorporated by reference to the Exhibit shown in parenthesis filed in the Registrant's
                         Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

     (8)                 Incorporated by reference to the Exhibit shown in parenthesis filed in the Registrant's
                         Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

     (9)                 Filed herewith.

    (10)                 Filed under Form SE.