Form 10-Q
period 1996-03-31
GAINSCO INC
filed 1996-05-14
CIK 786344

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   Form 10-Q


               Quarterly Report under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934




For Quarter Ended March 31, 1996                   Commission File Number 1-9828



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

                              Yes  X    No
                                 -----    -----


As of March 31, 1996, there were 21,525,221 shares outstanding of the registrant's Common Stock, $.10 par value.

                         GAINSCO, INC. AND SUBSIDIARIES

                                     INDEX



                                                                                               Page
                                                                                               ----
PART I.  FINANCIAL INFORMATION

     Item 1.     Consolidated Financial Statements:

                 Consolidated Balance Sheets as of March 31, 1996
                 (unaudited) and December 31, 1995                                               3

                 Consolidated Statements of Operations for the Three Months
                 Ended March 31, 1996 and 1995 (unaudited)                                       5

                 Consolidated Statements of Cash Flows for the Three Months
                 Ended March 31, 1996 and 1995 (unaudited)                                       6

                 Notes to Consolidated Financial Statements
                 March 31, 1996 and 1995 (unaudited)                                             8

     Item 2.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                            12

PART II.  OTHER INFORMATION

     Item 6.     Exhibits and Reports on Form 8-K.                                              15

SIGNATURE                                                                                       16


                        PART I.   FINANCIAL INFORMATION

                         GAINSCO, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets


                                                                             March 31
                                                                               1996               December 31
                       Assets                                               (unaudited)              1995
                       ------                                              -------------          -----------
 Investments

   Fixed maturities:

     Bonds held to maturity, at amortized cost (fair
       value: $91,949,832 - 1996, $98,421,877 - 1995)                      $  91,648,584           97,301,350

     Bonds available for sale, at fair value (Amortized cost:
       $79,983,134 - 1996, $77,478,359 - 1995)                                81,092,775           79,130,048

     Certificates of deposit, at cost (which approximates
      fair value)                                                                620,000              620,000

   Short-term investments, at cost (which approximates
      fair value)                                                             14,864,446            5,975,412
                                                                             -----------          -----------

                  Total investments                                          188,225,805          183,026,810
 Cash                                                                          1,135,383            1,774,608

 Accrued investment income                                                     3,466,470            4,539,236

 Premiums receivable (net of allowance for doubtful
   accounts: $101,000 - 1996, $101,000 - 1995)                                13,680,855           15,913,734

 Reinsurance balances receivable                                               5,739,600            3,505,818

 Ceded unpaid claims and claim adjustment expenses                            25,603,032           24,650,606

 Ceded unearned premiums                                                       9,634,415            6,008,187

 Deferred policy acquisition costs                                            11,575,408           12,114,681

 Property and equipment (net of accumulated depreciation
   and amortization: $4,042,591 - 1996, $3,812,976 -
   1995)                                                                       6,573,329            6,561,792

 Deferred Federal income taxes recoverable (note 1)                            2,588,524            2,578,714

 Management contract                                                           1,825,070            1,837,570
 Other assets                                                                  1,620,023            1,643,853
                                                                             -----------          -----------

             Total assets                                                  $ 271,667,914          264,155,609
                                                                             ===========          ===========





See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                                                             March 31
                                                                               1996              December 31
 Liabilities and Shareholders' Equity                                       (unaudited)             1995
 ------------------------------------                                      -------------         -----------
 Liabilities:

   Unpaid claims and claim adjustment expenses                             $  97,474,952          95,011,463

   Unearned premiums                                                          55,266,539          53,525,323

   Commissions payable                                                           988,924           2,207,353

   Accounts payable                                                            3,340,207           4,635,715

   Reinsurance balances payable                                                2,694,031           1,817,056

   Deferred revenue                                                              811,615             492,393

   Drafts payable                                                              3,560,812           2,569,265

   Note payable                                                                1,750,000           1,750,000

   Dividends payable (note 3)                                                    269,066             269,066

   Other liabilities                                                             928,604           1,388,098

   Current Federal income taxes payable (note 1)                               1,488,150            1,047,981
                                                                             -----------         -----------
          Total liabilities                                                  168,572,900         164,713,713
                                                                             -----------         -----------
 Shareholders' Equity (note 6):

   Preferred stock ($100 par value, 10,000,000 shares
     authorized, none issued)                                                         -                    -

   Common stock ($.10 par value, 250,000,000 shares
     authorized, 21,637,481 issued at March 31, 1996
     and December 31, 1995)                                                    2,163,748           2,163,748

   Additional paid-in capital                                                 87,543,175          87,543,175

   Net unrealized gain on fixed maturities (note 1)                              721,267           1,073,597

   Retained earnings                                                          13,679,416           9,673,968

   Treasury stock (112,260 shares at March 31, 1996 and
     December 31, 1995)                                                       (1,012,592)         (1,012,592)
                                                                             -----------         -----------

          Total shareholders' equity                                         103,095,014          99,441,896
                                                                             -----------         -----------

          Total liabilities and shareholders' equity                       $ 271,667,914         264,155,609
                                                                             ===========         ===========

See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                       Quarter ended March 31
                                                             ------------------------------------------
                                                                 1996                          1995
                                                             -----------                   ------------
 Revenues:

   Premiums earned (note 2)                                 $ 26,148,370                   22,417,241
   Net investment income                                       2,204,104                    1,914,202
   Net realized gains (note 1)                                    54,981                         -
   Insurance services                                            553,235                      478,936
                                                              ----------                   ----------

     Total revenues                                           28,960,690                   24,810,379
                                                              ----------                   ----------

 Expenses:
   Claims and claim adjustment expenses
 (note 2)                                                     13,315,986                   11,448,553
   Commissions                                                 5,474,405                    5,044,332
   Change in deferred policy acquisition costs                   539,273                     (455,602)
   Underwriting and operating expenses                         3,854,499                    3,536,116
                                                              ----------                   ----------
     Total expenses                                           23,184,163                   19,573,399
                                                              ----------                   ----------


       Income before Federal income taxes                      5,776,527                    5,236,980


 Federal income taxes:
   Current expense                                             1,322,106                    1,153,512
   Deferred expense                                              179,907                      190,069
                                                              ----------                   ----------

     Total taxes                                               1,502,013                    1,343,581
                                                              ----------                   ----------


       Net income                                           $  4,274,514                    3,893,399
                                                              ==========                   ==========

       Net income per share                                          .20                          .18
                                                                     ===                          ===




See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                               Quarter ended March 31
                                                                          ---------------------------------
                                                                             1996                   1995
                                                                          -----------             ----------
 Cash flows from operating activities:

   Net income                                                             $ 4,274,514              3,893,399

   Adjustments to reconcile net income to cash provided by operating activities:

     Depreciation and amortization                                          1,176,713              1,089,695

     Change in deferred Federal income taxes recoverable                      179,907                190,069

     Change in accrued investment income                                    1,072,766              1,112,991

     Change in premiums receivable                                          2,232,879             (1,033,459)

     Change in reinsurance balances receivable                             (2,233,782)            (1,497,138)

     Change in ceded unpaid claims and claim adjustment
       expenses                                                              (952,426)              (907,648)

     Change in ceded unearned premiums                                     (3,626,228)             1,300,335

     Change in deferred policy acquisition costs                              539,273               (455,602)

     Change in management contract                                             12,500                 12,500

     Change in other assets                                                    23,830                136,120

     Change in unpaid claims and claim adjustment
       expenses                                                             2,463,489              3,332,747

     Change in unearned premiums                                            1,741,216                203,345

     Change in commissions payable                                         (1,218,429)            (1,590,480)

     Change in accounts payable                                            (1,295,508)            (1,292,360)

     Change in reinsurance balances payable                                   876,975             (2,060,530)

     Change in deferred revenue                                               319,222                222,332

     Change in drafts payable                                                 991,547               (610,237)

     Change in other liabilities                                             (459,494)              (604,222)

     Change in current Federal income taxes payable                           440,169              1,077,525
                                                                            ---------              ---------

       Net cash provided by operating activities                          $ 6,559,133              2,519,382
                                                                            ---------              ---------

See accompanying notes to consolidated financial statements.
                                                                     (continued)

                         GAINSCO, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                     Quarter ended March 31
                                                           -----------------------------------------
                                                                1996                         1995
                                                           -------------                 -----------
 Cash flows from investing activities:

      Bonds held to maturity:
        Matured                                            $   4,816,500                  20,958,800

      Bonds available for sale:
        Sold                                                   3,754,704                        -
        Matured                                                  632,400                        -
        Purchased                                             (7,002,710)                (20,981,977)

      Property and equipment purchased                          (241,152)                   (159,834)

      Net change in short-term investments                    (8,889,034)                 (1,824,757)
                                                            ------------                 -----------
           Net cash used for investing activities             (6,929,292)                 (2,007,768)
                                                            ------------                 -----------


 Cash flows from financing activities:

      Cash dividends paid                                       (269,066)                   (195,095)

      Proceeds from exercise of stock options                       -                          7,130
                                                            ------------                 -----------

           Net cash used by financing activities                (269,066)                   (187,965)
                                                            ------------                 -----------

 Net increase (decrease) in cash                                (639,225)                    323,649

 Cash at beginning of period                                   1,774,608                     520,515
                                                            ------------                 -----------

 Cash at end of period                                     $   1,135,383                     844,164
                                                            ============                 ===========





See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                  (Unaudited)


(1)      Summary of Accounting Policies

         (a)     Basis of Consolidation

                 In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of GAINSCO, INC. and subsidiaries (the "Company") as of March 31, 1996, the results of operations and the statements of cash flows for the three months ended March 31, 1996 and 1995, on the basis of generally accepted accounting principles. The December 31, 1995 balance sheet included herein is derived from the consolidated financial statements included in the Company's 1995 Annual Report to Shareholders.

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

                 Reference is made to the Company's annual consolidated financial statements for the year ended December 31, 1995 for a description of all other accounting policies.

         (b)     Investments

                 Bonds are stated at amortized cost, bonds available for sale are stated at fair value. Short-term investments are stated at cost. The "specific identification" method is used to determine costs of investments sold. Since investments not available for sale are generally held until maturity or recovery of fair value, provisions for possible losses are recorded only when the values have experienced impairment considered "other than temporary". The bonds available for sale had an unrealized gain of $721,267 at March 31, 1996, net of the deferred tax expense of $388,375, and an unrealized gain at December 31, 1995 of $1,073,597 net of the deferred tax expense of $578,091.

                 Proceeds from the sale of debt securities totalled $3,754,704 for the three months ended March 31, 1996. There were no sales of debt securities during the three months ended March 31, 1995. Realized gains were $54,981 for the three months ended March 31, 1995. There were no realized gains for the three months ended March 31, 1995 and no realized losses for any period presented.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                  (Unaudited)

         (c)     Federal Income Taxes
                 The Company and its subsidiaries file a consolidated Federal income tax return. Deferred income tax items are accounted for under the deferred method which provides for timing differences between the reporting of earnings for financial statement purposes and for tax purposes, primarily deferred policy acquisition costs, the discount on unpaid claims and claim adjustment expenses and the nondeductible portion of the change in unearned premiums. The Company paid income taxes of $881,937 and $75,986 during the three months ended March 31, 1996 and 1995, respectively.

         (d)     Earnings Per Share

                 The computation of earnings per share, as adjusted, is based on the weighted average number of common shares outstanding, including common stock equivalents. For the three months ended March 31, 1996 and 1995, the weighted average number of common shares outstanding was 21,525,221 and 21,511,260 respectively, and common stock equivalents were 308,529 and 308,405, respectively. The calculations were made after giving retroactive effect to the stock dividends and stock splits granted to shareholders.

(2)      Reinsurance

         The amounts deducted in the Consolidated Statements of Operations for reinsurance ceded for the three months ended March 31, 1996 and 1995, respectively, are set forth in the following table.

         Premiums and claims ceded to the commercial automobile plans of Arkansas, California, Louisiana, Mississippi and Pennsylvania are designated as "plan servicing".

                                                                   Three months
                                                                   ended March 31
                                                -----------------------------------------------
                                                    1996                                 1995
                                                -----------                           ---------
         Premiums earned                        $   503,140                           1,779,568

         Premiums earned - plan
          servicing                             $ 1,439,491                           1,243,270

         Premiums earned -
         fronting arrangements                  $ 1,778,761                                -
         Claims and claim
          adjustment expenses                   $ 1,264,506                           3,794,628

         Claims and claim
          adjustment expenses -
         plan servicing                         $ 2,354,949                             907,517
         Claims and claim
          adjustment expenses -
          fronting arrangements                 $ 1,375,852                                -

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                  (Unaudited)

         The amounts included in the Consolidated Balance Sheets for reinsurance ceded to the commercial automobile plans of Arkansas, California, Louisiana, Mississippi and Pennsylvania and the fronting arrangements as of March 31, 1996 and December 31, 1995 were as follows:

                                                   1996                                 1995
                                               -----------                           ----------
         Unearned premiums                     $ 2,412,216                            2,836,492

         Unearned premiums -
          fronting arrangements                $ 6,774,174                            2,544,837

         Unpaid claims and claim
          adjustment expenses                  $ 9,690,220                            9,842,815

         Unpaid claims and claim
         adjustment expenses -
         fronting arrangements                 $ 1,066,058                              266,720

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

(3)      Shareholders' Equity

         As of March 31, 1996 there were 401,277 options, at an average exercise price of $2.60 per share, that have been granted to officers and directors of the Company under the 1990 Stock Option Plan. The Company's policy is to pay a quarterly cash dividend of $.0125 per share every quarter until further action is taken by the Board of Directors. A cash dividend of $269,066 was paid on April 15, 1996.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                  (Unaudited)

(4)      Subsequent Event

         On May 10, 1996, the Shareholders approved the 1995 Stock Option Plan
         (Plan) under which 1,071,000 shares of the Company's $.10 par value common stock are reserved for issuance pursuant to stock options available for grant under the Plan. Options to purchase a total of 929,876 shares were granted at an exercise price of $10.625 per share to officers and directors of the Company.

                         GAINSCO, INC. AND SUBSIDIARIES
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


Results of Operations

Gross premiums written for the first quarter of 1996 were approximately $24,588,000 versus $24,525,000 for the comparable period of 1995. The following table presents, for each major product line, gross premiums written for the periods indicated.

                                                               Three months
                                                               ended March 31
                               ----------------------------------------------------------------------------
                                            1996                                         1995
                               -------------------------------              -------------------------------
                                                        (Amounts in thousands)
 Commercial auto               $ 14,043                    57%              $ 14,478                    59%

 Auto garage                      6,488                    26%                 5,589                    23%
 General liability                3,838                    16%                 4,135                    17%

 Other lines                        219                     1%                   323                     1%
                                 ------                   ---                 ------                   ---
      Total                    $ 24,588                   100%              $ 24,525                   100%
                                 ======                   ===                 ======                   ===

COMMERCIAL AUTO is down 3% for the first quarter of 1996 largely due to competition in Texas. AUTO GARAGE is up 16% for the first quarter of 1996 with each of the larger production states recording increases. GENERAL LIABILITY is down 7% for the first quarter of 1996 as a result of increased competition in Texas. For the first quarter of 1996, gross premium written percentages by state/product line are as follows: Texas commercial auto (22%), Kentucky commercial auto (8%), Pennsylvania commercial auto (7%), Texas general liability (5%), and Florida auto garage (5%) with no other state/product line comprising 5% or more.

Net investment income increased 15% in the first quarter of 1996 as a result of growth in the portfolio. Because of the Company's profitability in the underwriting operations, the Company achieves the highest after tax net income by investing predominantly in tax-exempt securities. At March 31, 1996, 87% of the Company's investments were in investment grade tax-exempt bonds with an average maturity of approximately 3.3 years. Since the majority of the Company's investments are tax-exempt, the yields appear lower than those of the industry; however, the industry as a whole has a significantly greater percentage of its investments in taxable securities with substantially longer maturities. On a taxable equivalent basis the return on average investments is 6.6% for 1996 and 1995. The Company has the ability to hold its bond securities until their maturity date. The Company does not actively trade its bonds, however, it does classify certain bond securities as available for sale. At March 31, 1996, approximately 5% of the Company's investments were in U.S. Treasury securities and 8% were in short-term money market funds. The Company has not invested and does not intend to invest in derivatives or high-yield ("junk") securities, nor in equity securities of "junk" debt issuers. The Company does not have any non-performing fixed maturity securities.

Insurance service revenues in the first quarter of 1996 were $74,299 above the first quarter of 1995. The following table presents the components.

                                                                   Three months
                                                                  ended March 31
                                                 -----------------------------------------------
                                                    1996                                   1995
                                                 ---------                               -------
 Computer software                               $  80,882                                96,553

 Premium finance                                    83,754                                53,537

 Plan servicing                                    347,477                               322,890

 Other income                                       41,122                                 5,956
                                                   -------                              --------

      Total                                      $ 553,235                               478,936
                                                   =======                               =======

Revenues in the computer software operation are 16% below the comparable 1995 period. Revenues are expected to show moderate increases for the year with profitable results.

Revenues from the premium finance operation in the first quarter of 1996 are 56% above the comparable 1995 period. Amounts financed were $1,147,000 versus $1,110,000 for the comparable prior year period. Premium finance notes receivable were approximately $1,930,000 at March 31, 1996 versus $1,251,000 at March 31, 1995.

Plan servicing revenues from commercial automobile plans increased 8% from the comparable 1995 period with the California plan accounting for most of the growth. The Company is continuing to pursue management contracts with other states to administer their commercial automobile plans.

Claims and claim adjustment expenses (C & CAE) increased $1,867,433 in the first quarter of 1996 from the first quarter of 1995. The C & CAE ratio at 50.9% in the first quarter of 1996 was comparable to the 51.1% in the first quarter of 1995.

The ratio of commissions to gross premiums written is in a 21-22% range for both quarterly periods presented. Commissions increased in the 1996 period from the 1995 period due to the absence of commission income in the 1996 period. The ratio of commissions to premiums earned is 21% for the first quarter of 1996 and 23% for the comparable 1995 period as a result of the growth in premiums earned.

The change in deferred policy acquisition costs (DAC) resulted in a net decrease to income of $539,273 for the first quarter of 1996, versus a net increase of $455,602 for the first quarter of 1995. The change in the amount of the increase or decrease in DAC between comparable periods is directly related to the rate at which unearned premiums are increasing or decreasing as a result of premium writings. Since DAC (asset) is a function of unearned premiums (liability) the change in unearned premiums correlates to the change in DAC. The ratio of DAC to net unearned premiums was 25% and 26% at March 31, 1996 and 1995, respectively.

Underwriting and operating expenses increased $318,383 in the first quarter of 1996 from the first quarter of 1995 primarily due to increases in personnel costs resulting from additional staffing and annual merit increases.

Net income is 10% above the first quarter of 1995. The GAAP combined ratio for the insurance operations was 86.4% for the first quarter of 1996 versus 84.1% for 1995.

Liquidity and Capital Resources

The primary sources of the Company's liquidity are funds generated from insurance premiums, net investment income and maturing investments. The short-term investments and cash are intended to provide adequate funds to pay claims without selling the fixed maturity investments. At March 31, 1996 the Company held short-term investments and cash of $15,999,829 which the Company believes is adequate liquidity for the payment of claims and other short-term commitments.


With regard to long term liquidity, the average duration of the investment portfolio is approximately 2.7 years which closely matches the average payout period of claims. The fair value of the fixed maturity portfolio at March 31, 1996 was $1,410,889 above amortized cost.

The increase in investments is attributable to the positive cash flows generated from operating activities. Accrued investment income is lower at March, 1996, than it was at December, 1995, because the semi-annual interest payment dates of the securities in the portfolio are skewed toward January and July. The decrease in premiums receivable is a result of a larger level of premium writings in December, 1995 than in March, 1996. Reinsurance balances receivable increased primarily due to an increase in claims which were ceded to the CAIP plan. Ceded unpaid claims and claim adjustment expense and ceded unearned premiums have both increased primarily because of the fronting arrangements the Company began in 1995 which generates fee income. Deferred policy acquisition costs (DAC) decreased as a direct result of the decrease in unearned premiums. DAC was 25% of net unearned premiums at March 31, 1996 and 26% of net unearned premiums at December 31, 1995.

Unpaid claims and claim adjustment expenses have increased as a result of the Company's growth in writings. Unearned premiums have increased due to the fronting arrangements mentioned previously. Commissions payable have decreased because of the annual contingent commissions which are paid to the general agents in the first quarter of 1996. Accounts payable have decreased primarily due to annual contingent incentives payments made in the first quarter of 1996. Reinsurance balances payable have increased because at March 31, 1996 three months of ceded premiums were due to the reinsurers, whereas at December 31, 1995 only one month of ceded premiums were due. Drafts payable increased because a large amount of drafts were issued late in the fourth quarter of 1995 and cleared in the first quarter of 1996. Other liabilities decreased primarily as a result of various accruals for 1995 which were paid during the first quarter of 1996. Current Federal income taxes payable increased because estimated tax payments for the first quarter are paid in April, whereas estimated tax payments for the fourth quarter are paid in December. The Company's liquidity position remains strong as a result of cash flows from underwriting and investment activities.

Net unrealized gains on fixed maturities of $721,267 were recorded during the first quarter of 1996 as a result of an increase in the fair value of the bonds available for sale.

The Company is not aware of any current recommendations by the regulatory authorities, which if implemented, would have a material effect on the Company's liquidity, capital resources or results of operations.

                          PART II.  OTHER INFORMATION

                         GAINSCO, INC. AND SUBSIDIARIES



Item 4. Submission of Matters to a Vote of Security Holders

         (a)     Meeting

                 The Annual Meeting of Shareholders held on May 10, 1996.

         (b)     Matters Voted Upon

                 The shareholders voted on ratification of the 1995 Stock Option Plan. The vote resulted in 18,644,248 affirmative votes, 585,040 negative votes and 212,973 abstentions.

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


                                      GAINSCO, INC.



Date:  May 13, 1996
                                      By   /s/ Daniel J. Coots
                                           -------------------------------------
                                           Daniel J. Coots
                                           Senior Vice President, Treasurer and
                                            Chief Financial Officer

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
- - -------                  -----------
  27          -  Financial Data Schedule
