Form 10-Q
period 1996-06-30
GAINSCO INC
filed 1996-08-13
CIK 786344

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   Form 10-Q


               Quarterly Report under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934




For Quarter Ended June 30, 1996                    Commission File Number 1-9828



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

As of June 30, 1996, there were 21,529,675 shares outstanding of the registrant's Common Stock, $.10 par value.

                         GAINSCO, INC. AND SUBSIDIARIES

                                     INDEX


                                                                                                                Page
                                                                                                                ----
PART I.  FINANCIAL INFORMATION

     ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS:

                 Consolidated Balance Sheets as of June 30, 1996
                 (unaudited) and December 31, 1995                                                              3

                 Consolidated Statements of Operations for the Three Months
                 and Six Months Ended June 30, 1996 and 1995 (unaudited)                                        5

                 Consolidated Statements of Cash Flows for the Six Months
                 Ended June 30, 1996 and 1995 (unaudited)                                                       6

                 Notes to Consolidated Financial Statements
                 June 30, 1996 and 1995 (unaudited)                                                             8

     ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS                                                           12

PART II.  OTHER INFORMATION

     ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.                                                             16

SIGNATURE                                                                                                      17

                        PART I.   FINANCIAL INFORMATION

                         GAINSCO, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                                                              June 30
                                                                                1996               December 31
                              Assets                                         (unaudited)              1995
                              ------                                         -----------              ----
Investments
  Fixed maturities:
    Bonds held to maturity, at amortized cost (fair
      value: $96,806,730 - 1996, $98,421,877 - 1995)                         $ 97,365,975            97,301,350
    Bonds available for sale, at fair value (Amortized cost:
      $79,368,342 - 1996, $77,478,359 - 1995)                                  80,393,301            79,130,048

    Certificates of deposit, at cost (which approximates
      fair value)                                                                 620,000               620,000
  Short-term investments, at cost (which approximates
    fair value)                                                                14,556,260             5,975,412
                                                                             ------------          ------------
         Total investments                                                    192,935,536           183,026,810
Cash                                                                            1,541,530             1,774,608
Accrued investment income                                                       4,482,106             4,539,236
Premiums receivable (net of allowance for doubtful
  accounts: $101,000 - 1996, $101,000 - 1995)                                  16,437,352            15,913,734
Reinsurance balances receivable                                                 2,941,045             3,505,818
Ceded unpaid claims and claim adjustment expenses                              27,392,476            24,650,606
Ceded unearned premiums                                                        11,478,320             6,008,187
Deferred policy acquisition costs                                              12,241,110            12,114,681
Property and equipment (net of accumulated depreciation
  and amortization: $4,283,371 - 1996, $3,812,976 -
  1995)                                                                         6,525,386             6,561,792
Deferred Federal income taxes recoverable (note 1)                              2,730,442             2,578,714
Management contract                                                             1,812,570             1,837,570
Other assets                                                                    1,836,109             1,643,853
                                                                             ------------          ------------
                 Total assets                                                $282,353,982           264,155,609
                                                                             ============          ============

See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                                                                June 30
                                                                                  1996             December 31
Liabilities and Shareholders' Equity                                           (unaudited)            1995
- ------------------------------------                                           -----------       --------------
Liabilities:

  Unpaid claims and claim adjustment expenses                                $ 102,891,461         95,011,463
  Unearned premiums                                                             59,364,700         53,525,323
  Commissions payable                                                            1,422,461          2,207,353
  Accounts payable                                                               4,428,383          4,635,715
  Reinsurance balances payable                                                   1,822,952          1,817,056
  Deferred revenue                                                                 764,044            492,393
  Drafts payable                                                                 2,805,725          2,569,265
  Note payable                                                                        -             1,750,000
  Dividends payable (note 3)                                                       269,122            269,066
  Other liabilities                                                              1,062,112          1,388,098
  Current Federal income taxes payable (note 1)                                    227,788          1,047,981
                                                                             -------------       ------------
                                                                               175,058,748        164,713,713
                                                                             -------------       ------------
         Total liabilities

Shareholders' Equity (note 4):

  Preferred stock ($100 par value, 10,000,000 shares
    authorized, none issued)                                                         -                  -
  Common stock ($.10 par value, 250,000,000 shares
    authorized, 21,641,935 issued at June 30, 1996
    and 21,637,481 issued at December 31, 1995)                                  2,164,194          2,163,748
  Additional paid-in capital                                                    87,552,276         87,543,175
  Net unrealized gain on fixed maturities (note 1)                                 666,223          1,073,597
  Retained earnings                                                             17,925,133          9,673,968
  Treasury stock (112,260 shares at June 30, 1996 and
    December 31, 1995)                                                          (1,012,592)        (1,012,592)
                                                                             -------------       ------------

         Total shareholders' equity                                            107,295,234         99,441,896
                                                                             -------------       ------------
         Total liabilities and shareholders' equity

                                                                             $ 282,353,982        264,155,609
                                                                             =============       ============

See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                 Three months                          Six Months
                                                                 ended June 30                       ended June 30
                                                         -----------------------------        ---------------------------
                                                            1996               1995              1996               1995
                                                         ----------         ----------        ----------         ----------
Revenues:
  Premiums earned (note 2)                                $ 26,483,500        23,298,827        52,631,870         45,716,068
  Net investment income                                      2,199,853         2,008,624         4,403,957          3,922,826
  Net realized gains (note 1)                                  141,495            36,409           196,476             36,409
  Insurance services                                           635,462           576,423         1,188,697          1,055,359
                                                          ------------       -----------       -----------        -----------
    Total revenues                                          29,460,310        25,920,283        58,421,000         50,730,662
                                                          ------------       -----------       -----------        -----------

Expenses:
  Claims and claim adjustment expenses
    (note 2)                                                13,502,580        12,854,110        26,818,566         24,302,663
  Commissions                                                6,422,833         4,808,732        11,897,238          9,853,064
  Change in deferred policy acquisition costs                 (665,702)         (592,098)         (126,429)        (1,047,700)
  Underwriting and operating expenses                        4,071,203         3,694,827         7,925,701          7,230,943
                                                          ------------       -----------       -----------        -----------
    Total expenses                                          23,330,914        20,765,571        46,515,076         40,338,970
                                                          ------------       -----------       -----------        -----------

      Income before Federal income taxes                     6,129,396         5,154,712        11,905,924         10,391,692

Federal income taxes:
  Current expense                                            1,726,838         1,272,223         3,048,944          2,425,735
  Deferred expense (benefit)                                  (112,280)            3,620            67,627            193,689
                                                          ------------       -----------       -----------        -----------
    Total taxes                                              1,614,558         1,275,843         3,116,571          2,619,424
                                                          ------------       -----------       -----------        -----------
    Net income                                            $  4,514,838         3,878,869         8,789,353          7,772,268
                                                          ============       ===========       ===========        ===========


    Net income per share                                           .21               .18               .40                .36
                                                                   ===               ===               ===                ===



See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                 Six Months ended June 30
                                                                           ----------------------------------
                                                                              1996                   1995
                                                                           -----------             ----------
Cash flows from operating activities:
  Net income                                                               $  8,789,353              7,772,268
  Adjustments to reconcile net income to cash provided by
    operating activities:
    Depreciation and amortization                                             2,382,855              2,094,027
    Change in deferred Federal income taxes recoverable                          67,627                193,689
    Change in accrued investment income                                          57,130                262,516
    Change in premiums receivable                                              (523,618)              (935,611)
    Change in reinsurance balances receivable                                   564,773               (101,895)
    Change in ceded unpaid claims and claim adjustment
      expenses                                                               (2,741,870)            (4,132,628)
    Change in ceded unearned premiums                                        (5,470,133)             2,003,827
    Change in deferred policy acquisition costs                                (126,429)            (1,047,700)
    Change in management contract                                                25,000                 25,000
    Change in other assets                                                     (192,256)              (205,512)
    Change in unpaid claims and claim adjustment
      expenses                                                                7,879,998              9,377,784
    Change in unearned premiums                                               5,839,377              1,532,444
    Change in commissions payable                                              (784,892)            (1,101,625)
    Change in accounts payable                                                 (207,332)              (658,825)
    Change in reinsurance balances payable                                        5,896             (1,881,790)
    Change in deferred revenue                                                  271,651                205,525
    Change in drafts payable                                                    236,460             (1,517,515)
    Change in other liabilities                                                (325,986)              (444,996)
    Change in current Federal income taxes payable                             (820,193)              (175,251)
                                                                           ------------            -----------
      Net cash provided by operating activities                            $ 14,927,411             11,263,732
                                                                           ------------            -----------


See accompanying notes to consolidated financial statements.
                                                                     (continued)

                         GAINSCO, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                             Six Months ended June 30
                                                                        ------------------------------------
                                                                             1996                  1995
                                                                        --------------         -------------
Cash flows from investing activities:
  Bonds held to maturity:
    Matured                                                             $  5,160,056            28,104,400
    Purchased                                                             (6,658,645)           (6,148,325)
  Bonds available for sale:
    Sold                                                                  10,287,583             4,102,961
    Matured                                                                4,236,100                  -
    Purchased                                                            (16,892,160)          (26,781,404)
  Certificates of deposit matured                                            200,000               200,000
  Certificates of deposit purchased                                         (200,000)             (200,000)
  Property and equipment purchased                                          (433,989)             (510,492)
  Net change in short-term investments                                    (8,580,848)           (7,265,169)
                                                                        ------------          ------------
    Net cash used for investing activities                               (12,881,904)           (8,498,029)
                                                                        ------------          ------------


Cash flows from financing activities:
  Payment on note payable                                                 (1,750,000)           (1,750,000)
  Cash dividends paid                                                       (538,132)             (399,974)
  Proceeds from exercise of stock options                                      9,547                 7,130
  Payment for fractional shares resulting from
    stock dividend                                                              -                   (3,259)
                                                                        ------------          ------------
    Net cash used by financing activities                                 (2,278,585)           (2,146,103)
                                                                        ------------          ------------


Net increase (decrease) in cash                                             (233,078)              619,600
Cash at beginning of period                                                1,774,608               520,515
                                                                        ------------          ------------
Cash at end of period                                                   $  1,541,530             1,140,115
                                                                        ============          ============


See accompanying notes to consolidated financial statements.

(1) Summary of Accounting Policies

    (a)  Basis of Consolidation

         In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of GAINSCO, INC. and subsidiaries (the "Company") as of June 30, 1996, the results of operations and the statements of cash flows for the three months and six months ended June 30, 1996 and 1995, on the basis of generally accepted accounting principles. The December 31, 1995 balance sheet included herein is derived from the consolidated financial statements included in the Company's 1995 Annual Report to Shareholders.

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

    (b)  Investments

         Bonds are stated at amortized cost, bonds available for sale are stated at fair value. Short-term investments are stated at cost. The "specific identification" method is used to determine costs of investments sold. Since investments not available for sale are generally held until maturity or recovery of fair value, provisions for possible losses are recorded only when the values have experienced impairment considered "other than temporary". The bonds available for sale had an unrealized gain of $666,223 at June 30, 1996, net of the deferred tax expense of $358,736, and an unrealized gain at December 31, 1995 of $1,073,597 net of the deferred tax expense of $578,091.

         Proceeds from the sale of debt securities totalled $9,655,183 for the three months ended June 30, 1996 and $10,287,583 for the six months ended June 30, 1996 and $4,102,961 for the three and six months ended June 30, 1995. Realized gains were $155,051 for the three months ended June 30, 1996 and $210,032 for the six months ended June 30, 1996 and $36,409 for the three months and six months ended June 30, 1995. Realized losses were $13,556 for the three months and six months ended June 30, 1996. There were no realized

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                  (Unaudited)

         losses for the three months or six months ended June 30, 1995.

    (c)  Federal Income Taxes

         The Company and its subsidiaries file a consolidated Federal income tax return. Deferred income tax items are accounted for under the deferred method which provides for timing differences between the reporting of earnings for financial statement purposes and for tax purposes, primarily deferred policy acquisition costs, the discount on unpaid claims and claim adjustment expenses and the nondeductible portion of the change in unearned premiums. The Company paid income taxes of $3,869,137 and $2,600,986 during the six months ended June 30, 1996 and 1995, respectively and $2,987,200 and $2,525,000 during the three months ended June 30, 1996 and 1995, respectively.

    (d)  Earnings Per Share

         The computation of earnings per share, as adjusted, is based on the weighted average number of common shares outstanding, including common stock equivalents. For the three months ended June 30, 1996 and 1995, the weighted average number of common shares outstanding was 21,528,190 and 21,511,922 respectively, and common stock equivalents were 298,360 and 303,462, respectively. For the six months ended June 30, 1996 and 1995, the weighted average number of common shares outstanding was 21,526,494 and 21,511,543 respectively, and common stock equivalents were 299,518 and 301,016, respectively. All computations were made after giving retroactive effect to the stock dividends and stock splits granted to shareholders.



(2) Reinsurance

    The amounts deducted in the Consolidated Statements of Operations for reinsurance ceded for the three months and six months ended June 30, 1996 and 1995, respectively, are set forth in the following table.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                  (Unaudited)

    Premiums and claims ceded to the commercial automobile plans of Arkansas, California, Louisiana, Mississippi and Pennsylvania are designated as "plan servicing".

                                                  Three months                           Six months
                                                 ended June 30                          ended June 30
                                          -----------------------------        -------------------------------
                                             1996               1995              1996                1995
                                          ----------         ----------        -----------         -----------
        Premiums earned                    $   452,256        1,415,700            955,396           3,195,268
        Premiums earned -
          plan servicing                   $ 1,195,108        1,226,998          2,634,599           2,470,268
        Premiums earned -
          fronting arrangements            $ 3,210,703              -            4,989,464                -
        Claims and claim
          adjustment expenses              $   669,932        6,605,176          1,934,438          10,399,804
        Claims and claim
          adjustment expenses -
          plan servicing                   $ 2,111,528        1,028,035          4,466,477           1,935,552
        Claims and claim
          adjustment expenses -
          fronting arrangements            $ 1,673,400             -             3,049,252                -


    The amounts included in the Consolidated Balance Sheets for reinsurance ceded to the commercial automobile plans of Arkansas, California, Louisiana, Mississippi and Pennsylvania, and the fronting arrangements as of June 30, 1996 and December 31, 1995 were as follows:


                                                       1996                                1995
                                                    ----------                          -----------
        Unearned premiums                         $  2,511,928                           2,674,804
        Unearned premiums -
          fronting arrangements                   $  8,468,680                               -
        Unpaid claims and claim
          adjustment expenses                     $ 10,853,311                           9,066,308
        Unpaid claims and claim
          adjustment expenses -
          fronting arrangements                   $  1,473,407                               -

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                  (Unaudited)


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

(3) Shareholders' Equity

    As of June 30, 1996 there were 396,823 options, at an average exercise price of $2.61 per share, that had been granted to officers and directors of the Company under the 1990 Stock Option Plan and 929,876 options, at an average exercise price of $10.625 per share, that had been granted to officers and directors of the Company under the 1995 Stock Option Plan.

    The Company's policy is to pay a quarterly cash dividend of $.0125 per share every quarter until further action is taken by the Board of Directors. A cash dividend of $269,122 was paid on July 15, 1996.

                         GAINSCO, INC. AND SUBSIDIARIES
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations



Results of Operations

Gross premiums written for the second quarter of 1996 were approximately $29,240,000 versus $25,762,000 for the comparable 1995 period representing a 14% increase. For the first six months of 1996 gross premiums written have increased 7% from the comparable 1995 period. The following table presents, for each major product line, gross premiums written for the periods indicated:

                                      Three months                                     Six months
                                      ended June 30                                   ended June 30
                        -----------------------------------------      -------------------------------------------
                              1996                     1995                   1996                      1995
                        ----------------         ----------------       ----------------          ----------------
                                                        (Amounts in thousands)
Commercial auto         $ 16,201      55%        $ 14,922      58%       $ 30,244      56%        $ 29,400      59%
Auto garage                7,150      25%           6,092      24%         13,638      25%          11,681      23%
General liability          5,651      19%           4,451      17%          9,489      18%           8,586      17%
Other lines                  238       1%             297       1%            456       1%             620       1%
                        --------    ----         --------    ----        --------     ---         --------     ---
    Total               $ 29,240     100%        $ 25,762     100%       $ 53,827     100%        $ 50,287     100%
                        ========    ====         ========    ====        ========     ===         ========     ===

For the second quarter of 1996 COMMERCIAL AUTO is up 9%, AUTO GARAGE is up 17% and GENERAL LIABILITY is up 27%. For the first six months of 1996 COMMERCIAL AUTO is up 3%, AUTO GARAGE is up 17% and GENERAL LIABILITY is up 11%. All of the major states, except Texas and Virginia, have recorded increases for the first six months of 1996 over the comparable 1995 period. For the first six months of 1996, gross premium written percentages by state/product line are as follows: Texas commercial auto (21%), Kentucky commercial auto (8%), Pennsylvania commercial auto (7%), Texas general liability (5%), and Florida garage (5%) with no other state/product line comprising 5% or more. Premiums earned increased 14% and 15% for the three months and six months ended June 30, 1996, respectively, as a result of increased premium writings.

Net investment income increased 10% from the second quarter of 1995 and increased 12% from the first six months of 1995 as a result of growth in the portfolio attributable to positive cash flows. Because of the Company's profitable underwriting results the highest after tax income is achieved by investing predominantly in tax-exempt securities. At June 30, 1996, 87% of the Company's investments were in investment grade tax-exempt bonds with an average maturity of approximately 3 years. Since the majority of the Company's investments are tax-exempt, the yields appear lower than those of the industry; however, the industry as a whole has a significantly greater percentage of its investments in taxable securities with substantially longer maturities. On a taxable equivalent basis the return on average investments is 6.6% for 1996 and 1995. The Company has the ability to hold its bond securities until their maturity date. The Company does not actively trade its bonds, however, it does classify certain bond securities as available for sale. At June 30, 1996, approximately 5% of the Company's investments were in U.S. Treasury securities and 8% were in short-term money market funds. The Company has not invested and does not intend to invest in derivatives or high-yield ("junk") securities, nor equity securities in issuers of "junk" debt securities. The Company does not have any non-performing fixed maturity securities.

The Company recorded realized capital gains of $141,495 during the second quarter of 1996 versus $36,409 for the comparable 1995 period, which brings realized capital gains for the six months to $196,476 versus $36,409 for the same period in 1995. All of these gains were generated from the bonds available for sale category of the fixed maturity portfolio.

Insurance services revenues increased $59,039 in the second quarter of 1996 from the second quarter of 1995. For the first six months of 1996 an increase of $133,338 has been recorded from the comparable 1995 period. The following table presents the components:

                                    Three months                            Six months
                                   ended June 30                          ended June 30
                               ---------------------                  --------------------
                                 1996         1995                       1996        1995
                               --------     --------                  --------    --------
Computer software              $ 158,432     196,879                   239,314      293,432
Premium finance                   91,039      70,132                   174,793      123,669
Plan servicing                   314,613     300,414                   662,090      623,304
Other income                      71,378       8,998                   112,500       14,954
                               ---------    --------                 ---------   ----------
    Total                      $ 635,462     576,423                 1,188,697    1,055,359
                               =========    ========                 =========    =========


Revenues in the computer software operation are down 20% and 18% for the second quarter and six months ended 1996, respectively, versus the comparable 1995 periods as a result of the second quarter of 1995 being a large installation quarter. Revenues are expected to show moderate increases for the year.

Revenues from the premium finance operation are up 30% in the second quarter of 1996 over the second quarter of 1995 and are up 41% for the first six months of 1996. Through the first six months of 1996 amounts financed are $591,000 (24%) above the comparable 1995 period. Premium finance notes receivable were approximately $2,397,000 at June 30, 1996 versus $1,588,000 at June 30, 1995 and the average annualized return is at 16%.

Plan servicing revenues from commercial automobile plans increased $14,199 in the second quarter of 1996 when compared to the second quarter of 1995 and are $38,786 above the comparable six month period of 1995. Written premiums are 12% behind last year on a six month comparative basis as a result of decreases in the Louisiana and Pennsylvania plans. The Company is continuing to pursue management contracts with other states to administer their commercial automobile plans.

Other income increased $62,380 and $97,546 in the second quarter and first six months of 1996, respectively, over the comparable 1995 periods as a result of fronting fee income from the Company's three fronting reinsurance arrangements.

Claims and claim adjustment expenses (C & CAE) increased $648,470 in the second quarter of 1996 from the second quarter of 1995. The C & CAE ratio was 51.0% in the second quarter of 1996 versus 55.2% in 1995 for the comparable period.
C & CAE have increased $2,515,903 for the first six months of 1996 over the comparable 1995 period. The C & CAE ratio was 51.0% for the first six months of 1996 and 53.2% for the comparable 1995 period. Five separate hailstorms which occurred during the second quarter of 1995 accounted for approximately $884,000 in claims or 3.8 points of the second quarter C & CAE ratio and 1.9 points of the six month C & CAE ratio. The frequency and magnitude of these storms was very unusual.

The ratio of commissions to gross premiums written was 22% for the second quarter of 1996 versus 19% for the comparable 1995 period and was 22% for the first six months of 1996 as compared to 20% for the comparable 1995 period. Commissions increased in both of the 1996 periods over the 1995 periods because in the 1995 periods commission income was being earned and recorded against commission expense. This commission income was generated from a 5% quota-share reinsurance treaty that was commuted at the end of 1995. The ratio of commissions to premiums earned is higher in the 1996 periods than in the 1995 periods for the same reason.

The change in deferred policy acquisition costs resulted in a net increase to income of $665,702 for the second quarter of 1996 versus a net increase of $592,098 in the second quarter of 1995. A net increase of $126,429 was recorded for the first six months of 1996 versus a net increase of $1,047,700 in the comparable 1995 period. The change in the amount of the increase in DAC between comparable periods is directly related to the rate at which unearned premiums are growing as a result of the growth rate of premium writings. Since DAC (asset) is a function of unearned premiums (liability) the change in DAC correlates to the change in unearned premiums. The ratio of DAC to net unearned premiums was 26% at June 30, 1996 and 1995.

Underwriting and operating expenses were up 10% in 1996 over the comparable quarter and comparable six month period of 1995, primarily as a result of increases in personnel costs resulting from additional staffing and annual merit increases. Expenses are in a 15-15.5% range as a percent of revenues, (excluding investment income and realized gains), for all periods presented.

For the first six months of 1996, net income was 13% above the comparable 1995 period. The GAAP combined ratio for the insurance operations was 85.3% for the first six months of 1996 versus 84.4% for the first six months of 1995.

Liquidity and Capital Resources

The primary sources of the Company's liquidity are funds generated from insurance premiums, net investment income and maturing investments. The short-term investments and cash are intended to provide adequate funds to pay claims without selling the fixed maturity investments. At June 30, 1996 the Company held short-term investments and cash of $16,097,790 which is adequate liquidity for the payment of claims and other short-term commitments.

With regard to long term liquidity, the average duration of the investment portfolio is 2.7 years. The fair value of the fixed maturity portfolio at June 30, 1996 was $465,714 above amortized cost.

The increase in investments and cash is attributable to the positive cash flows generated from operating activities. Ceded unpaid claims and claim adjustment expenses have increased largely as a result of an increase in CAIP claims and claims from the fronting reinsurance arrangements which are fully collectible from the respective reinsurers. Ceded unearned premiums have increased primarily because of the increase in fronting reinsurance.

Unpaid claims and claim adjustment expenses have increased as a result of the Company's growth in writings. Unearned premiums increased due to the increase in fronting reinsurance mentioned previously. Commissions payable have decreased as a result of the annual contingent commission payments to the general agents in the first quarter of 1996. The note payable was repaid during the second quarter (see note 3 of Notes to Consolidated Financial Statements). The Company's liquidity position remains strong as a result of cash flows from underwriting and investment activities.

Net unrealized gains on fixed maturities of $666,223 were recorded during the first six months of 1996 as a result of an increase in the fair value of the bonds available for sale.

The Company is not aware of any current recommendations by the regulatory authorities, which if implemented, would have a material effect on the Company's liquidity, capital resources or results of operations.

                          PART II.  OTHER INFORMATION

                         GAINSCO, INC. AND SUBSIDIARIES




Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits.

             27  --  Financial Data Schedule.

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

                                      GAINSCO, INC.



Date:  August 9, 1996
                                 By   /s/ Daniel J. Coots               .
                                      ----------------------------------
                                      Daniel J. Coots
                                      Senior Vice President, Treasurer and
                                       Chief Financial Officer

                              INDEX TO EXHIBITS


Exhibit
Number               Description
- -------              -----------
 27              Financial Data Schedule