Form 10-Q
period 1996-09-30
GAINSCO INC
filed 1996-11-14
CIK 786344

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   Form 10-Q


               Quarterly Report under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934




For Quarter Ended September 30, 1996               Commission File Number 1-9828



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

As of September 30, 1996, there were 21,451,273 shares outstanding of the registrant's Common Stock, $.10 par value.

                         GAINSCO, INC. AND SUBSIDIARIES

                                     INDEX



                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

     ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS:

              Consolidated Balance Sheets as of September 30, 1996
              (unaudited) and December 31, 1995                                3

              Consolidated Statements of Operations for the Three Months
              and Nine Months Ended September 30, 1996 and 1995 (unaudited)    5

              Consolidated Statements of Cash Flows for the Nine Months
              Ended September 30, 1996 and 1995 (unaudited)                    6

              Notes to Consolidated Financial Statements
              September 30, 1996 and 1995 (unaudited)                          8

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                             12

PART II.  OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                               16

SIGNATURE                                                                     17

                        PART I.   FINANCIAL INFORMATION

                         GAINSCO, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                                                     September 30
                                                                         1996       December 31
                              Assets                                 (unaudited)        1995
                              ------                                 ------------   ------------
 Investments
   Fixed maturities:

     Bonds held to maturity, at amortized cost (fair
       value: $95,886,623 - 1996, $98,421,877 - 1995)                $ 95,623,946     97,301,350

     Bonds available for sale, at fair value
          (amortized cost: $76,479,569 - 1996, $77,478,359 - 1995)     76,915,527     79,130,048

     Certificates of deposit, at cost (which approximates
      fair value)                                                         595,000        620,000
   Short-term investments, at cost (which approximates
    fair value)                                                        28,475,453      5,975,412
                                                                     ------------   ------------

                Total investments                                     201,609,926    183,026,810
 Cash                                                                   1,525,199      1,774,608

 Accrued investment income                                              3,467,187      4,539,236

 Premiums receivable (net of allowance for doubtful
 accounts: $101,000 - 1996 and 1995)                                   14,196,285     15,913,734
 Reinsurance balances receivable                                        2,514,987      3,505,818

 Ceded unpaid claims and claim adjustment expenses                     26,442,190     24,650,606
 Ceded unearned premiums                                               13,238,220      6,008,187

 Deferred policy acquisition costs                                     12,250,486     12,114,681

 Property and equipment (net of accumulated depreciation
  and amortization: $4,525,695 - 1996, $3,812,976 - 1995)               6,329,059      6,561,792
 Current Federal income taxes recoverable                                 866,283           --

 Deferred Federal income taxes recoverable (note 1)                     3,072,163      2,578,714
 Management contract                                                    1,800,070      1,837,570

 Other assets                                                           2,086,426      1,643,853
                                                                     ------------   ------------

                  Total assets                                       $289,398,481    264,155,609
                                                                     ============   ============


See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                                          September 30
                                                              1996          December 31
 Liabilities and Shareholders' Equity                      (unaudited)          1995
 ------------------------------------                     -------------    -------------
 Liabilities:

   Unpaid claims and claim adjustment expenses            $ 105,113,909       95,011,463
   Unearned premiums                                         60,833,363       53,525,323

   Commissions payable                                        2,400,227        2,207,353

   Accounts payable                                           4,716,107        4,635,715
   Reinsurance balances payable                               1,862,793        1,817,056

   Deferred revenue                                             653,418          492,393
   Drafts payable                                             3,474,513        2,569,265

   Note payable                                                    --          1,750,000

   Dividends payable (note 3)                                   321,770          269,066
   Other liabilities                                          1,062,930        1,388,098

   Current Federal income taxes payable (note 1)                   --          1,047,981
                                                          -------------    -------------
         Total liabilities                                  180,439,030      164,713,713
                                                          -------------    -------------
 Shareholders' Equity (note 3):

   Preferred stock ($100 par value, 10,000,000 shares
     authorized, none issued)                                      --               --

   Common stock ($.10 par value, 250,000,000 shares
    authorized, 21,665,935 issued at September 30, 1996
   and 21,637,481 issued at December 31, 1995)                2,166,594        2,163,748

   Additional paid-in capital                                87,601,318       87,543,175
   Net unrealized gain on fixed maturities (note 1)             283,373        1,073,597

   Retained earnings                                         20,900,950        9,673,968
   Treasury stock (214,662 shares at September 30, 1996
    and 112,260 shares at December 31, 1995)                 (1,992,784)      (1,012,592)
                                                          -------------    -------------


         Total shareholders' equity                         108,959,451       99,441,896
                                                          -------------    -------------


         Total liabilities and shareholders' equity       $ 289,398,481      264,155,609
                                                          =============    =============

See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations
                                  (Unaudited)

                                                         Three months                  Nine Months
                                                      ended September 30             ended September 30
                                                 ----------------------------    ----------------------------

                                                     1996            1995            1996            1995
                                                 ------------    ------------    ------------    ------------
 Revenues:

   Premiums earned (note 2)                      $ 26,922,178      24,959,370      79,554,048      70,675,438
   Net investment income                            2,352,286       2,161,328       6,756,243       6,084,154
   Net realized gains (note 1)                        158,736          18,239         355,212          54,648
   Insurance services                                 634,115         596,699       1,822,812       1,652,058
                                                 ------------    ------------    ------------    ------------

     Total revenues                                30,067,315      27,735,636      88,488,315      78,466,298
                                                 ------------    ------------    ------------    ------------


 Expenses:
   Claims and claim adjustment expenses
    (note 2)                                       16,167,382      12,873,460      42,985,948      37,176,123
   Commissions                                      6,002,541       5,988,556      17,899,779      15,841,620
   Change in deferred policy acquisition costs         (9,376)       (525,104)       (135,805)     (1,572,804)
   Underwriting and operating expenses              3,840,050       3,913,511      11,765,751      11,144,454
                                                 ------------    ------------    ------------    ------------

     Total expenses                                26,000,597      22,250,423      72,515,673      62,589,393
                                                 ------------    ------------    ------------    ------------


       Income before Federal income taxes           4,066,718       5,485,213      15,972,642      15,876,905


 Federal income taxes:
   Current expense                                    904,701       1,497,266       3,953,645       3,923,001
   Deferred expense (benefit)                        (135,570)        (95,295)        (67,943)         98,394
                                                 ------------    ------------    ------------    ------------

     Total taxes                                      769,131       1,401,971       3,885,702       4,021,395
                                                 ------------    ------------    ------------    ------------

     Net income                                  $  3,297,587       4,083,242      12,086,940      11,855,510
                                                 ============    ============    ============    ============



     Net income per share                                 .15             .19             .55             .54
                                                 ============    ============    ============    ============





See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                           Nine Months ended September 30
                                                           ------------------------------

                                                                 1996            1995
                                                             ------------    ------------
 Cash flows from operating activities:

   Net income                                                $ 12,086,940      11,855,510

   Adjustments to reconcile net income to cash provided by
    operating activities:
     Depreciation and amortization                              3,537,060       2,918,102

     Change in deferred Federal income taxes recoverable          (67,943)         98,394
     Change in accrued investment income                        1,072,049         709,631

     Change in premiums receivable                              1,717,449        (839,063)

     Change in reinsurance balances receivable                    990,831       1,413,411
     Change in ceded unpaid claims and claim adjustment
       expenses                                                (1,791,584)     (6,463,651)

     Change in ceded unearned premiums                         (7,230,033)      2,185,166
     Change in deferred policy acquisition costs                 (135,805)     (1,572,804)

     Change in management contract                                 37,500          37,500

     Change in other assets                                      (442,573)       (130,303)
     Change in unpaid claims and claim adjustment
       expenses                                                10,102,446      13,720,968

     Change in unearned premiums                                7,308,040       3,681,709
     Change in commissions payable                                192,874        (638,230)

     Change in accounts payable                                    80,392          93,340

     Change in reinsurance balances payable                        45,737      (1,284,412)
     Change in deferred revenue                                   161,025         186,052

     Change in drafts payable                                     905,248      (2,126,921)
     Change in other liabilities                                 (325,168)       (212,192)

     Change in current Federal income taxes payable            (1,914,264)         92,015
                                                             ------------    ------------

       Net cash provided by operating activities             $ 26,330,221      23,724,222
                                                             ------------    ------------


See accompanying notes to consolidated financial statements.
                                                                     (continued)

                         GAINSCO, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                Nine Months ended September 30
                                                ------------------------------

                                                      1996            1995
                                                  ------------    ------------
 Cash flows from investing activities:

   Bonds held to maturity:

     Matured                                      $ 10,635,056      39,966,950
     Purchased                                     (10,776,687)    (31,708,371)

   Bonds available for sale:
     Sold                                           23,804,205       5,166,863

     Matured                                         7,879,440       3,506,400

     Purchased                                     (31,690,160)    (39,917,034)
   Certificates of deposit matured                     400,000         395,000

   Certificates of deposit purchased                  (375,000)       (395,000)
   Property and equipment purchased                   (479,986)       (612,942)

   Net change in short-term investments            (22,500,041)      2,449,996
                                                  ------------    ------------

     Net cash used for investing activities        (23,103,173)    (21,148,138)
                                                  ------------    ------------



 Cash flows from financing activities:
   Payment on note payable                          (1,750,000)     (1,750,000)

   Cash dividends paid                                (807,254)       (604,853)

   Proceeds from exercise of stock options              60,989           7,130
   Payment for fractional shares resulting from
     stock dividend                                       --            (3,259)

   Treasury stock acquired                            (980,192)           --
                                                  ------------    ------------

     Net cash used by financing activities          (3,476,457)     (2,350,982)
                                                  ------------    ------------




 Net increase (decrease) in cash                      (249,409)        225,102
 Cash at beginning of period                         1,774,608         520,515
                                                  ------------    ------------

 Cash at end of period                            $  1,525,199         745,617
                                                  ============    ============

See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                  (Unaudited)



(1)    Summary of Accounting Policies

       (a)    Basis of Consolidation

              In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of GAINSCO, INC. and subsidiaries (the "Company") as of September 30, 1996, the results of operations and the statements of cash flows for the three months and nine months ended September 30, 1996 and 1995, on the basis of generally accepted accounting principles. The December 31, 1995 balance sheet included herein is derived from the consolidated financial statements included in the Company's 1995 Annual Report to Shareholders.

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

       (b)    Investments

              Bonds are stated at amortized cost, bonds available for sale are stated at fair value. Short-term investments are stated at cost. The "specific identification" method is used to determine costs of investments sold. Since investments not available for sale are generally held until maturity or recovery of fair value, provisions for possible losses are recorded only when the values have experienced impairment considered "other than temporary". The bonds available for sale had an unrealized gain of $283,373 at September 30, 1996, net of the deferred tax expense of $152,585, and an unrealized gain at December 31, 1995 of $1,073,597 net of the deferred tax expense of $578,091.

              Proceeds from the sale of debt securities totalled $13,516,622 and $23,804,205 for the three months and nine months ended September 30, 1996, respectively and $1,063,901 and $5,166,863 for the three months and nine months ended September 30, 1995, respectively. Realized gains were $163,782 and $373,814 for the three months and nine months ended September 30, 1996, respectively and $18,239 and $54,648 for the three months and nine

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                  (Unaudited)

              months ended September 30, 1995, respectively. Realized losses were $5,046 and $18,602 for the three months and nine months ended September 30, 1996, respectively. There were no realized losses for the three months or nine months ended September 30, 1995.

       (c)    Federal Income Taxes

              The Company and its subsidiaries file a consolidated Federal income tax return. Deferred income tax items are accounted for under the deferred method which provides for timing differences between the reporting of earnings for financial statement purposes and for tax purposes, primarily deferred policy acquisition costs, the discount on unpaid claims and claim adjustment expenses and the nondeductible portion of the change in unearned premiums. The Company paid income taxes of $1,998,772 and $1,230,000 during the three months ended September 30, 1996 and 1995, respectively and $5,867,909 and $3,830,986 during the nine months ended September 30, 1996 and 1995, respectively.

       (d)    Earnings Per Share

              The computation of earnings per share, as adjusted, is based on the weighted average number of common shares outstanding, including common stock equivalents. For the three months ended September 30, 1996 and 1995, the weighted average number of common shares outstanding was 21,437,073 and 21,511,922 respectively, and common stock equivalents were 276,977 and 297,765, respectively. For the nine months ended September 30, 1996 and 1995, the weighted average number of common shares outstanding was 21,499,668 and 21,511,657 respectively, and common stock equivalents were 298,088 and 294,322, respectively.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                  (Unaudited)

(2)    Reinsurance

       The amounts deducted in the Consolidated Statements of Operations for reinsurance ceded for the three months and nine months ended September 30, 1996 and 1995, respectively, are set forth in the following table.

       Premiums and claims ceded to the commercial automobile plans of Arkansas, California, Louisiana, Mississippi and Pennsylvania are designated as "plan servicing".


                                          Three months                   Nine months
                                       ended September 30             ended September 30
                                  ----------------------------   ---------------------------

                                      1996            1995           1996           1995
                                  ------------    ------------   ------------   ------------
         Premiums earned          $    456,185       1,007,841      1,411,581      4,203,109

         Premiums earned -
          plan servicing          $  1,059,240       1,681,748      3,693,839      4,152,016

         Premiums earned -
          fronting arrangements   $  5,392,453           3,585     10,381,917          3,585
         Claims and claim
          adjustment expenses     $ (1,412,083)      1,545,433        522,355     12,540,164

         Claims and claim
          adjustment expenses -
          plan servicing          $  1,432,032       2,023,926      5,898,509      4,717,436
         Claims and claim
          adjustment expenses -
          fronting arrangements   $  3,313,091          15,641      6,362,343         15,641

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                  (Unaudited)


       The amounts included in the Consolidated Balance Sheets for reinsurance ceded to the commercial automobile plans of Arkansas, California, Louisiana, Mississippi and Pennsylvania, and the fronting arrangements as of September 30, 1996 and December 31, 1995 were as follows:

                                       1996           1995
                                   ------------   ------------
         Unearned premiums         $  2,381,015      3,019,485
         Unearned premiums -
          fronting arrangements    $ 10,381,364        251,773

         Unpaid claims and claim
          adjustment expenses      $ 11,490,453     10,204,228

         Unpaid claims and claim
          adjustment expenses -
          fronting arrangements    $  2,675,719         15,472

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

(3)    Shareholders' Equity

       As of September 30, 1996 there were 372,823 options, at an average exercise price of $2.52 per share, that have been granted to officers and directors of the Company under the 1990 Stock Option Plan and 929,876 options, at an average exercise price of $10.625 per share, that had been granted to officers and directors of the Company under the 1995 Stock Option Plan.

       In July 1996, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's common stock. During the third quarter of 1996 the Company purchased 102,402 shares at a cost of $980,192.

       The Company's policy is to pay a quarterly cash dividend of $.015 per share every quarter until further action is taken by the Board of Directors. A cash dividend of $321,770 was paid on October 15, 1996.

                         GAINSCO, INC. AND SUBSIDIARIES
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations



Results of Operations

Gross premiums written for the third quarter of 1996 were approximately $27,065,000 versus $27,772,000 for the comparable 1995 period representing a 3% decrease. For the first nine months of 1996 gross premiums written have increased 4% from the comparable 1995 period. The following table presents, for each major product line, gross premiums written for the periods indicated:

                                    Three months                      Nine months
                                 ended September 30                ended September 30
                          ------------------------------    ------------------------------
                               1996             1995            1996              1995
                          --------------   -------------    -------------    -------------
                                                    (Amounts in thousands)
 Commercial auto          $14,948    55%   $15,290    55%   $45,192    56%   $44,690    57%

 Auto garage                6,574    24%     6,964    25%    20,227    25%    18,645    24%
 General liability          5,256    20%     5,210    19%    14,745    18%    13,796    18%

 Other lines                  287     1%       308     1%       729     1%       927     1%
                          -------   ---    -------   ---    -------   ---    -------   ---
         Total            $27,065   100%   $27,772   100%   $80,893   100%   $78,058   100%
                          =======   ===    =======   ===    =======   ===    =======   ===


For the third quarter of 1996 COMMERCIAL AUTO is down 2%, AUTO GARAGE is down 6% and GENERAL LIABILITY is up 1%. Continued intense competition in the Texas market account for the majority of the decreases. For the first nine months of 1996 COMMERCIAL AUTO is up 1%, AUTO GARAGE is up 9% and GENERAL LIABILITY is up 7%. For the first nine months of 1996, gross premium written percentages by state/product line are as follows: Texas commercial auto (20%), Kentucky commercial auto (8%), Pennsylvania commercial auto (7%), Texas general liability (6%), and Florida garage (5%) with no other state/product line comprising 5% or more. Premiums earned increased 8% and 13% for the three months and nine months ended September 30, 1996.

Net investment income increased 9% from the third quarter of 1995 and increased 11% from the first nine months of 1995 as a result of growth in the portfolio attributable to positive cash flows. Because of the Company's profitable underwriting results the highest after tax income is achieved by investing predominantly in tax-exempt securities. At September 30, 1996, 82% of the Company's investments were in investment grade tax-exempt bonds with an average maturity of approximately 3 years. Since the majority of the Company's investments are tax-exempt, the yields appear lower than those of the industry; however, the industry as a whole has a significantly greater percentage of its investments in taxable securities with substantially longer maturities. On a taxable equivalent basis the return on average investments is 6.5% for 1996 and 1995. The Company has the ability to hold its bond securities until their maturity date. The Company does not actively trade its bonds, however, it does classify certain bond securities as available for sale. At September 30, 1996, approximately 4% of the Company's investments were in U.S. Treasury securities and 14% were in short-term money market funds. The Company has not invested and does not intend to invest in derivatives or high-yield ("junk") securities, nor equity securities in issuers of "junk" debt securities. The Company does not have any non-performing fixed maturity securities.

The Company recorded net realized capital gains of $158,736 during the third quarter of 1996 versus $18,239 for the comparable 1995 period, which brings net realized capital gains for the nine months to $355,212 versus $54,648 for the same period in 1995. All of these gains were generated from the bonds available for sale category of the fixed maturity portfolio.

Insurance services revenues increased $37,416 in the third quarter of 1996 from the third quarter of 1995. For the first nine months of 1996 an increase of $170,754 has been recorded from the comparable 1995 period. The following table presents the components:

                                     Three months               Nine months
                                  ended September 30        ended September 30
                                ----------------------    ----------------------

                                  1996         1995         1996         1995
                                ---------    ---------    ---------    ---------
 Computer software              $ 123,373       89,373      362,687      382,805

 Premium finance                   87,271       74,573      262,064      198,242

 Plan servicing                   271,129      421,627      933,219    1,044,931
 Other income                     152,342       11,126      264,842       26,080
                                ---------    ---------    ---------    ---------

         Total                  $ 634,115      596,699    1,822,812    1,652,058
                                =========    =========    =========    =========

Revenues in the computer software operation are up 38% for the third quarter but are down 5% for the nine months ended 1996 versus the comparable 1995 periods. Revenues are expected to show moderate increases for the year.

Revenues from the premium finance operation are up 17% in the third quarter of 1996 over the third quarter of 1995 and are up 32% for the first nine months of 1996. Through the first nine months of 1996 amounts financed are $1,262,000 (35%) above the comparable 1995 period. Premium finance notes receivable were approximately $2,053,000 at September 30, 1996 versus $1,571,000 at September 30, 1995 and the average annualized return is at 15%.

Plan servicing revenues from commercial automobile plans decreased $150,498 in the third quarter of 1996 when compared to the third quarter of 1995 and are $111,712 below the comparable nine month period of 1995. Written premiums are 30% behind last year on a nine month comparative basis as a result of decreases in the three largest state plans. The Company continues to pursue management contracts with other states to administer their commercial automobile plans.

Other income increased $141,216 and $238,762 in the third quarter and first nine months of 1996, respectively, over the comparable 1995 periods as a result of fronting fee income from the Company's three fronting reinsurance arrangements.

Claims and claim adjustment expenses (C & CAE) increased $3,293,922 in the third quarter of 1996 from the third quarter of 1995. The C & CAE ratio was 60.0% in the third quarter of 1996 versus 51.6% in 1995 for the comparable period. C & CAE have increased $5,809,825 for the first nine months of 1996 over the comparable 1995 period. The C & CAE ratio was 54.0% for the first nine months of 1996 and 52.6% for the comparable 1995 period. The increase in the claim ratio for the 1996 periods when compared to the 1995 periods is in large part attributable to unfavorable results on several large commercial auto claim cases during the third quarter of 1996.

The ratio of commissions to gross premiums written was 22% for the third quarter of 1996 and 1995 period. For the first nine months of 1996 the ratio was 22% versus 20% in the 1995 period. Net commission income was approximately $1,500,000 higher in the first nine months of 1995 than in the comparable 1996 period. This significantly larger offset to commission expense in the 1995 period accounts for the increase in the commission ratio in 1996. This commission income was generated from a 5% quota-share reinsurance treaty that was commuted at the end of 1995 and from the excess casualty treaty for 1995. The ratio of commissions to premiums earned is lower in the third quarter of 1996 versus the comparable 1995 period because the decrease in written premiums caused a slower growth rate in commissions despite an 8% growth in earned premiums. For the first nine months of 1996 and 1995, this ratio is consistent between the periods.

The change in deferred policy acquisition costs resulted in a net increase to income of $9,376 for the third quarter of 1996 versus a net increase of $525,104 for the third quarter of 1995. A net increase of $135,805 was recorded for the first nine months of 1996 versus a net increase of $1,572,804 for the comparable 1995 period. The change in the amount of the increase in DAC between comparable periods is directly related to the rate at which unearned premiums are growing as a result of the growth rate of premium writings. Since DAC (asset) is a function of unearned premiums (liability) the change in DAC correlates to the change in unearned premiums. The ratio of DAC to net unearned premiums was 26% at September 30, 1996 and 1995.

Underwriting and operating expenses were down 2% in the third quarter of 1996 from the third quarter of 1995 as a result of accrued expense reductions recorded in the third quarter of 1996. These expenses were up 6% in 1996 over the comparable nine month period of 1995, primarily as a result of increases in personnel costs resulting from additional staffing and annual merit increases. Expenses are in a 14-14.5% range as a percent of operating revenues, (premiums earned and insurance services revenues), for the 1996 periods. The decrease from the 15% level for the 1995 periods is due to the increased growth rate in operating revenues.

In the third quarter of 1996, the lower effective tax rate of 19% versus 26% for the comparable 1995 quarter is largely the result of tax-exempt net investment income being a larger portion of income in the 1996 quarter than in the 1995 quarter. For the first nine months of 1996 the effective tax rate is 24% versus 25% for the comparable 1995 period for the same reason.

For the first nine months of 1996, net income was 2% above the comparable 1995 period. The GAAP combined ratio for the insurance operations was 88.0% for the first nine months of 1996 versus 84.9% for the first nine months of 1995.

Liquidity and Capital Resources

The primary sources of the Company's liquidity are funds generated from insurance premiums, net investment income and maturing investments. The short-term investments and cash are intended to provide adequate funds to pay claims without selling the fixed maturity investments. At September 30, 1996 the Company held short-term investments and cash of $30,000,652 which is adequate liquidity for the payment of claims and other short-term commitments.

With regard to long term liquidity, the average duration of the investment portfolio is 2.6 years. The fair value of the fixed maturity portfolio at September 30, 1996 was $698,635 above amortized cost.

The increase in investments and cash is attributable to the positive cash flows generated from operating activities. Premiums receivable decreased due to premiums written for the third quarter of 1996 being below the fourth quarter of 1995. Ceded unpaid claims and claim adjustment expenses have increased largely as a result of an increase in CAIP claims and claims from the fronting reinsurance arrangements which are fully collectible from the respective reinsurers. Ceded unearned premiums have increased primarily because of the increase in fronting reinsurance.

Unpaid claims and claim adjustment expenses have increased as a result of the Company's growth in writings and as a result of increases in claims from CAIP and the fronting reinsurance arrangements, both of which are 100% ceded. Unearned premiums increased due to the increase in fronting reinsurance mentioned previously. The note payable was repaid during the second quarter. The Company's liquidity position remains strong as a result of cash flows from underwriting and investment activities.

Net unrealized gains on fixed maturities of $283,373 were recorded during the first nine months of 1996 as a result of an increase in the fair value of the bonds available for sale.

The Company is not aware of any current recommendations by the regulatory authorities, which if implemented, would have a material effect on the Company's liquidity, capital resources or results of operations.

                          PART II.  OTHER INFORMATION

                         GAINSCO, INC. AND SUBSIDIARIES



ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

              (a)    Exhibits.

                     The statement re computation of per share earnings is included in the ntoes to consolidated financial statements.

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

                                        GAINSCO, INC.



Date:  November 13, 1996
                                        By  /s/ Daniel J. Coots
                                          ----------------------------------
                                        Daniel J. Coots
                                        Senior Vice President and
                                          Chief Financial Officer

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27          -  Financial Data Schedule
