Form 10-K405
period 1996-12-31
GAINSCO INC
filed 1997-03-28
CIK 786344

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                     20549

                                   FORM 10-K

               Annual Report Pursuant to Section 13 or 15 (d) of
                      The Securities Exchange Act of 1934

For the fiscal year ended                        Commission file number 1-9828
December 31, 1996

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

     Title of each class              Name of each exchange on which registered
Common Stock ($.10 par value)                       The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes No

The aggregate market value of the voting stock held by non-affiliates of the registrant (17,773,930 shares) as of the close of the business on February 28, 1997 was $162,187,111 (based on the closing sale price of $9.125 per share).

As of February 28, 1997, there were 21,080,407 shares of the registrant's $.10 Par Value Common Stock outstanding.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Documents incorporated by reference:


                           Document                                                Form 10-K Part

Proxy Statement for the 1997 Annual Meeting to be held May 12, 1997                      III

Exhibits to Form 10-K Annual Reports filed with the SEC for fiscal years ended
December 31, 1988, 1990, 1991, 1992, 1993, 1994 and 1995                                  IV

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

     The Company is a property and casualty insurance company concentrating its efforts on certain specialty excess and surplus markets within the commercial auto, auto garage and general liability insurance lines. The Company's insurance operations are conducted through three insurance companies, General Agents Insurance Company of America, Inc., an Oklahoma corporation, MGA Insurance Company, Inc., a Texas corporation, and GAINSCO County Mutual Insurance Company, a Texas chartered company. The Company is approved to write insurance in 49 states and the District of Columbia on a non-admitted basis and in 45 states on an admitted basis. The Company markets its lines of insurance through 203 non-affiliated general agents' offices. Approximately 73% of the Company's gross premiums written during 1996 resulted from risks located in California, Florida, Georgia, Illinois, Kentucky, Louisiana, Pennsylvania, Tennessee, Texas and West Virginia.

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

    The Company is currently writing 18 classes of general liability on a claims-made basis. The remaining classes of general liability are written on an occurrence basis. At December 31, 1996, approximately 2% of the Company's general liability policies in force were on a claims-made basis. The claims-made form of policy provides that coverage applies only to claims that are made during the term of the policy. Once the policy period is over in claims-made policies, the approximate extent of the insurer's liability is known. The occurrence form of policy provides coverage for losses from claims which occurred during the policy period, regardless of when the claims are asserted. Under the claims-made basis the insurer has greater certainty in predicting the extent of its liability for claims. The Company has had no legal challenges on the enforceability of its claims-made policies where denial of coverage was made by the Company under the limited reporting period provision. The Company does have a 60 day grace period provision for reporting claims after the policy expiration date on its claims-made form of policy. The Company feels this provision remedies it against issues of enforceability in recent court decisions.

     The Company, through a wholly-owned subsidiary, has developed and is marketing a computer software package related to general agency operations. Through another wholly-owned subsidiary, the Company is engaged in the premium finance business. Through MGA Insurance Company, Inc., a wholly-owned subsidiary, the Company earns fee revenues by acting as a servicing carrier for the Commercial Automobile Insurance Procedures of Arkansas, California, Louisiana, and Mississippi and the Commercial Assignment Procedure of Pennsylvania. Through GAINSCO County Mutual Insurance Company, the Company entered into fronting agreements with three non-affiliated insurance companies. The business written under these agreements is ceded 100% to reinsurers rated "A- (Excellent)" or better by A. M. Best and 100% of the liabilities are fully collateralized with pledged investment grade securities or letters of credit.

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


                                                           Years ended December 31
                                    ------------------------------------------------------------------
                                             1996                    1995                   1994
                                    ---------------------  --------------------  ---------------------
Gross Premiums Written:                                 (Dollar amounts in thousands)
         Commercial Auto            $ 62,328         57%     62,517         58%     58,117         59%
         Auto Garage                  26,871         24%     25,270         23%     20,073         20%
         General Liability            19,744         18%     19,052         18%     18,564         19%
         Other Lines                   1,057          1%      1,233          1%      1,410          2%
                                    --------        ---     -------        ---      ------        ---
                  Total             $110,000        100%    108,072        100%     98,164        100%
                                    ========        ===     =======        ===      ======        ===

Policies in Force (End of Period)     35,903                 34,309                 30,691


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

     The Company writes casualty policy limits of $1,000,000. For policies with an effective date occurring from 1992 through 1994, the Company has excess reinsurance for 100% of casualty claims exceeding $300,000 up to the $1,000,000 policy limits. For policies with an effective date occurring in 1995 or after, the Company has excess reinsurance for 100% of casualty claims exceeding $500,000 up to the $1,000,000 policy limits which results in a maximum net claim retention per risk of $500,000. The Company's maximum net claim retention per risk is $300,000 for policies with an effective date occurring from 1992 through 1994.

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

     The Company is operating under excess casualty reinsurance treaties with three reinsurance companies, each of which reinsures a given percentage of ceded risks. The Company's excess reinsurance is provided in varying amounts by these reinsurers which are rated "A- (Excellent)" or better by A. M. Best Company (Best's). See "Business--Rating." The following table identifies each such reinsurer and sets forth the percentage of the coverage assumed by each of them:


                                                Percentage of Risk Reinsured
                                                ----------------------------
                                                  1997      1996      1995
                                                  ----      ----      ----
Excess Reinsurer
Dorinco Reinsurance Company                        50%       50%       50%
Great Lakes American Reinsurance Company           40%       --        --
PMA Reinsurance Corporation                        --        50%       50%
Republic Western Insurance Company                 10%       --        --
                                                  100%      100%      100%

     The Company carries catastrophe property reinsurance to protect it against catastrophe occurrences for 95% of the property claims which exceed $500,000 but do not exceed $8,000,000. From time to time the Company makes use of facultative reinsurance to cede unusual risks on a negotiated basis.

     During 1996 and 1995, the Company entered into reinsurance fronting arrangements with three non-affiliated insurance companies. The Company retains no liability as the business written under these agreements is 100% ceded. Although these cessions are made to authorized reinsurers rated "A- (Excellent)" or better by A. M. Best Company, the agreements require that collateral (in the form of trust agreements and/or letters of credit) be maintained to assure payment of the unearned premiums and unpaid claims and claim adjustment expenses relating to the risks insured under these fronting arrangements.

     The Company has signed contracts in force for its reinsurance treaties for all years through 1996. The Company has written confirmations from reinsurers for 1997 regarding the basic terms and provisions under which they will assume the Company's risks, but, as of the date hereof, formal reinsurance treaty contracts with these reinsurers have not been executed. It is customary in the industry for insurance companies and reinsurers to operate under such commitments pending the execution of formal reinsurance treaties. No assurance can be given that such reinsurance treaties will be executed or, if executed, that the terms and provisions thereof will not be modified.

Marketing and Distribution

     The Company markets its insurance products through 203 non-affiliated general agents' offices, commonly referred to as wholesale agents. These general agents each represent several insurance companies, some of which may compete with the Company. The general agents solicit business from independent local agents or brokers, commonly referred to as retail agents, who are in direct contact with insurance buyers.

     The Company has elected to utilize general agents to market its insurance products in order to avoid the fixed costs of a branch office system. These general agents have experience in the specialty lines of coverages in which the Company concentrates and, in many instances, a long business history with members of the Company's management. The Company requires that its general agents have a specified level of errors and omissions insurance coverage, which indirectly protects the Company against certain negligence on the part of general agents. The Company performs annual financial reviews and does limited quarterly reviews on each of its agent entities. Strict financial solvency and liquidity levels must be maintained by each general agent. The Company has errors and omissions insurance coverage to protect against negligence on the part of its employees.

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

     The general agents are compensated on a commission basis which varies by line of business. In addition, the general agency contracts between the Company and its general agents contain significant profit contingency inducements designed to reward those general agents with superior claim ratios who write certain minimum levels of premium with the Company. The general agents also retain a portion of the payment made by the insured as policy fee in connection with the issuance of most of the Company's non-admitted policies.

     Certain coverages, such as auto liability, may only be written in some states by companies with the authority to write insurance on an admitted basis in such states. The Company currently is approved to write insurance on an admitted basis in 45 states and plans to seek authority to write insurance on an admitted basis in all of the remaining states, but no assurance can be given of when or if this goal will be reached.

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

     The following table sets forth the changes in unpaid claims and claim adjustment expenses, net of reinsurance cessions, as shown in the Company's consolidated financial statements for the periods indicated:


                                                                  As of and for the
                                                                years ended December 31
                                                           --------------------------------
                                                             1996       1995          1994
                                                             ----       ----          ----
                                                                  (Amounts in thousands)
Unpaid claims and claim adjustment expenses,
 beginning of period                                       $ 95,011     80,729       72,656
Less: Ceded unpaid claims and claim adjustment
 expenses, beginning of period                               24,650     19,972       16,701
                                                           --------     ------       ------
Net unpaid claims and claim adjustment expenses,
 beginning of period                                         70,361     60,757       55,955
                                                           --------     ------       ------
Net claims and claim adjustment expenses
 incurred related to:

  Current period                                             53,037     48,064       37,571
  Prior periods                                               5,342        401        3,618
                                                           --------     ------       ------
    Total net claims and claim adjustment expenses
      incurred                                               58,379     48,465       41,189
                                                           --------     ------       ------
Net claim and claim adjustment expenses paid
  related to:

  Current period                                             17,178     14,131       12,297
  Prior periods                                              32,584     26,953(1)    24,090
                                                           --------     ------       ------
    Total net claim and claim adjustment expenses
      paid                                                   49,762     41,084       36,387
                                                           --------     ------       ------
  Commutation of reinsurance treaties                          --       (2,223)(1)      --
                                                           --------     ------       ------
Net unpaid claims and claim adjustment expenses,
 end of period                                               78,978     70,361       60,757
Plus:  Ceded unpaid claims and claim adjustment
 expenses, end of period                                     26,713     24,650 (1)   19,972
                                                           --------     ------       ------
Unpaid claims and claim adjustment expenses, end
 of period                                                 $105,691     95,011       80,729
                                                           ========     ======       ======



(1) The Company commuted its 1993 and 1994 quota-share reinsurance treaties in 1995, and thereby reassumed all risks and the related unpaid claims and claim adjustment expenses of $2,223,000 (see note 4 to the consolidated financial statements). This was accounted for using the paid claim method, whereby unpaid claims and claim adjustment expenses were increased $2,223,000 and paid claims and claim adjustment expenses were decreased $2,223,000, thus preventing distortion of claims and claim adjustment expenses incurred.

The development in claims and claim adjustment expenses incurred from prior periods was largely related to commercial auto claims occurring in the 1995 and 1994 years.

     The following table sets forth, as of December 31, 1996, 1995, and 1994, differences between the amount of net unpaid claims and claim adjustment expenses reported in the Company's statements, prepared in accordance with statutory accounting principles ("SAP"), and filed with the various state insurance departments, and those reported in the consolidated financial statements prepared in accordance with generally accepted accounting principles ("GAAP"):


                                                                As of December 31
                                                        --------------------------------
                                                          1996         1995        1994
                                                          ----         ----        ----
                                                              (Amounts in thousands)
Net reserves reported on a SAP basis                    $ 79,976      71,169      61,364
Adjustments:
  Estimated recovery for salvage and subrogation            (998)       (808)       (607)
                                                        --------      ------      ------
Net reserves reported on a GAAP basis                   $ 78,978      70,361      60,757
                                                        ========      ======      ======


     The following table represents the development of GAAP balance sheet reserves for the period 1986 through 1996. The top line of the table shows the reserves for unpaid claims and claim adjustment expenses for the current and all prior years as recorded at the balance sheet date for each of the indicated years. The reserves represent the estimated amount of claims and claim adjustment expenses for claims arising in the current and all prior years that are unpaid at the balance sheet date, including claims that have been incurred but not yet reported to the Company.

     The upper portion of the following table shows the net cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year. The lower portion of the table shows the reestimated amount of the previously recorded net reserves based on experience as of the end of each succeeding year, including net cumulative payments made since the end of the respective year. For example, the 1990 liability for net claims and claim adjustment expenses reestimated six years later (as of December 31, 1996) was $29,073,000 of which $28,399,000 has been paid, leaving a net reserve of $674,000 for claims and claim adjustment expenses in 1990 and prior years remaining unpaid as of December 31, 1996.

     "Net cumulative redundancy (deficiency)" represents the change in the estimate from the original balance sheet date to the date of the current estimate. For example, the 1990 net reserve for unpaid claims and claim adjustment expenses indicates a $167,000 net deficiency from December 31, 1990 to December 31, 1996 (six years later). Conditions and trends that have affected development of liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.




                                                         As of and for the years ended December 31
                           -------------------------------------------------------------------------------------------------------
                           1986      1987      1988      1989      1990     1991      1992      1993      1994     1995      1996
                           ----      ----      ----      ----      ----     ----      ----      ----      ----     ----      ----

Unpaid claims & claim
  adjustment expenses:
        Gross            16,335    27,352     29,538    35,744    45,214    53,148   66,517    72,656    80,729   95,011   105,691
        Ceded             8,863    18,865     15,005    15,695    16,308    15,105   16,594    16,701    19,972   24,650    26,713
        Net               7,472     8,487     14,533    20,049    28,906    38,043   49,923    55,955    60,757   70,361    78,978

Net cumulative paid as
  of:
    One year later        2,356     3,766      4,902     7,545    10,251    15,037   22,470    24,090    24,730   32,584
    Two years later       4,741     5,895      8,660    12,340    18,145    26,819   37,032    39,182    41,874
    Three years later     6,061     7,332     10,642    16,413    23,255    33,879   45,884    48,688
    Four years later      6,947     8,069     12,606    19,085    26,171    37,292   51,082
    Five years later      7,300     8,721     13,815    20,633    26,970    39,999
    Six years later       7,647     9,064     14,249    21,020    28,399
    Seven years later     7,854     9,312     14,140    21,700
    Eight years later     7,999     9,329     14,632
    Nine years later      7,997     9,686
    Ten years later       8,253

Net reserves
reestimated as of:
    One year later        7,239     8,869     13,645    20,060    28,354    38,528     54,150    59,573    61,157     75,703
    Two years later       7,512     9,166     13,694    20,566    28,479    42,235     57,223    59,922    62,296
    Three years later     8,055     9,154     14,024    21,214    30,035    43,217     57,459    59,247
    Four years later      8,057     9,355     14,675    22,431    30,129    42,493     56,832
    Five years later      8,214     9,543     15,248    22,332    29,022    42,191
    Six years later       8,186     9,672     15,174    22,034    29,073
    Seven years later     8,206     9,606     14,572    21,965
    Eight years later     8,237     9,509     14,753
    Nine years later      8,220     9,787
    Ten years later       8,456

Net cumulative
 redundancy
 (deficiency)              (984)   (1,300)      (220)   (1,916)     (167)   (4,148)    (6,909)   (3,292)   (1,539)    (5,342)

The Company has an indicated deficiency of approximately 8% of unpaid claims and claim adjustment expenses (C & CAE) for the 1995 year for reasons mentioned previously. Net unpaid C & CAE at December 31, 1996 was approximately $78,978,000, which the Company believes is adequate. During 1996 the Company further refined its reserving methodology which should enable the Company to maintain a +/- 5% tolerance range of initial unpaid C & CAE in the future.

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

                                                                Years ended December 31
                                        --------------------------------------------------------------------------
                                         1996             1995             1994             1993             1992
                                        ------           ------           ------           ------           ------
COMPANY RATIOS
Claims Ratio                             54.3%            48.7%            47.9%            51.4%            47.7%
Expense Ratio                            34.5%            34.2%            34.4%            33.9%            33.8%
                                        -----            -----            -----            -----            -----
Combined Ratio                           88.8%            82.9%            82.3%            85.3%            81.5%
                                        =====            =====            =====            =====            =====
INDUSTRY RATIOS (1)
Claims Ratio                             79.8%            78.9%            81.1%            79.5%            88.1%
Expense Ratio                            26.2%            26.1%            26.0%            26.2%            26.5%
                                        -----            -----            -----            -----            -----
Combined Ratio                          106.0%           105.0%           107.1%           105.7%           114.6%
                                        =====            =====            =====            =====            =====

(1) The property and casualty industry as a whole, not companies with comparable lines of coverage, was used in the calculation of these ratios by A.M. Best Company. 1996 is estimated.

     The Company has continued to produce favorable claims ratios when compared to the industry. This has resulted from the Company maintaining its high underwriting standards and closely monitoring its pricing structure and adjusting it when needed. Since 1988 the Company has targeted, through its pricing decisions, a claims ratio range of 50-55% and a combined ratio range of 85-90%. The Company has been very successful in attaining these goals and when results have fallen outside of the range, it has been on the favorable side. The unfavorable variance to the industry with regard to the expense ratios is because of the specific lines that the Company writes and the profit contingency inducements. The Company's commission expense ratio is higher than the average of the overall industry on a net premiums written basis. Its higher expense ratios are more than offset by significantly lower claims ratios (favorable by an estimated 25.5 percentage points in 1996 and 30.2 percentage points in 1995, when compared to the industry) which results in the highly favorable combined ratio variances of an estimated 17.2 and 22.1 percentage points in 1996 and 1995, respectively. If the development of unpaid C & CAE was applied to the year in which unpaid C & CAE was initially established, the Company would still have a SAP combined ratio at or below 89% for every year 1986 through 1996. It should be noted that the Company ratios relate only to insurance operations. The holding company provides administrative and financial services for its wholly-owned subsidiaries. The allocation of the holding company's expenses solely to its insurance companies would have an impact on their results of operations and would also affect the ratios presented.

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


                                                                Years ended December 31
                               ------------------------------------------------------------------------------------
                                1996               1995                1994                1993                1992
                               -----              -----               -----               -----               -----
Claims Ratio                   54.7%              49.8%               48.8%               51.7%               48.2%
Expense Ratio                  33.8%              33.1%               34.4%               33.0%               33.6%
Combined Ratio                 88.5%              82.9%               83.2%               84.7%               81.8%


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

                                                       As of and for the years ended December 31
                               ------------------------------------------------------------------------------------
                                       1996               1995             1994              1993            1992
                                     --------           --------         --------          --------        --------
                                                          (Amounts in thousands, except ratios)
Net premiums written             $      109,227          108,689           91,170            79,278          81,250
Policyholders' surplus           $       59,012           50,140           42,350            35,906          27,291
Ratio                                 1.85 to 1        2.17 to 1        2.15 to 1         2.21 to 1       2.98 to 1

Investments

     The Company's investment portfolio is under the direction of the Board of Directors acting through the Investment Committee. The Investment Committee establishes the Company's investment policy, which is to maximize after-tax yield while maintaining safety of capital together with adequate liquidity for insurance operations. The investment portfolio consists primarily of fixed maturity tax-exempt municipal bonds and United States Government securities. The Company does not invest in high yield ("junk") securities. As of December 31, 1996 and 1995, the Company had no high-yield fixed maturity securities nor non-performing fixed maturity securities. Furthermore, the Company has never bought nor sold either high-yield fixed maturity securities or derivatives. The Company does not actively trade its bonds, however, it does classify certain bond securities as available for sale. The Company holds no equity securities in issuers of high-yield debt securities.

     The following table sets forth, for the periods indicated, the Company's investment results, before income tax effects:

                                                        As of and for the years ended December 31
                                                ---------------------------------------------------------
                                                  1996        1995         1994        1993        1992
                                                --------     -------     -------      -------     -------
                                                                (Dollar amounts in thousands)
Average investments (1)                         $192,221     170,881     148,688      128,632     102,254
Investment income                                  9,161       8,157       6,868        6,159       5,472
Return on average investments (2)                    4.8%        4.8%        4.6%         4.8%        5.4%
Taxable equivalent return on
  average investments                                6.6%        6.6%        6.4%         6.6%        7.3%
Net realized gains                                   472         108         135            4         172
Net unrealized gains (losses)                   $  1,559       2,772      (1,829)       2,395       2,270

----------------------------

  (1) Average investments is the average of beginning and ending investments at amortized cost, computed on an annual basis.
  (2)  Includes taxable and tax-exempt securities.

     The following table sets forth the composition of the investment portfolio of the Company.


                                                                  As of December 31
                                           ---------------------------------------------------------------
                                                   1996                  1995                  1994
                                           -------------------   -------------------   -------------------
                                                            (Dollar amounts in thousands)
                                           Amortized    Fair    Amortized     Fair    Amortized     Fair
Type of Investment                           Cost       Value      Cost       Value      Cost       Value
------------------                         --------   --------   --------   --------   --------   --------
Fixed Maturities:
  Bonds held to maturity:
    U.S. government securities             $  7,731      7,748      9,606      9,733     10,555     10,213
    Tax-exempt state and
      municipal bonds                        97,199     97,977     87,696     88,689    113,088    111,687

  Bonds available for sale:
    Tax-exempt state and
      municipal bonds                        76,880     77,644     77,478     79,130     25,779     25,693

  Certificates of deposit                       595        595        620        620        570        570
                                           --------   --------   --------   --------   --------   --------
    Total fixed maturities                  182,405    183,964    175,400    178,172    149,992    148,163
                                           --------   --------   --------   --------   --------   --------
Short-term investments                       20,662     20,662      5,975      5,975     10,394     10,394
                                           --------   --------   --------   --------   --------   --------
    Total investments                      $203,067    204,626    181,375    184,147    160,386    158,557
                                           ========   ========   ========   ========   ========   ========

    The maturity distribution of the Company's investments in fixed maturities is as follows:

                                                                                   As of December 31
                                                         ------------------------------------------------------------------
                                                                   1996                                      1995
                                                         --------------------------                ------------------------
                                                                            (Dollar amounts in thousands)
                                                          Amortized                                Amortized
                                                             Cost            Percent                  Cost          Percent
                                                             ----            -------                  ----          -------
Within 1 year                                            $   18,754           10.3%                $  17,781          10.1%
Beyond 1 year but within 5 years                            135,052           74.1%                  133,947          76.4%
Beyond 5 years but within 10 years                           23,059           12.6%                   16,572           9.5%
Beyond 10 years but within 20 years                           5,540            3.0%                    6,553           3.7%
Beyond 20 years                                                 -               -                        547            .3%
                                                         ----------          -----                 ---------         -----
                                                          $ 182,405          100.0%                $ 175,400         100.0%
                                                         ==========          =====                 =========         =====


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

EMPLOYEES

     As of December 31, 1996, the Company employed 189 persons, of which 13 were officers, 154 were staff and administrative personnel, and 22 were part-time employees.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning the executive officers of the Company as of February 28, 1997 is set forth below:

        Name                            Age                     Position with the Company
        ----                            ---                     -------------------------
Joseph D. Macchia                       61         Chairman of the Board, President and Chief Executive
                                                   Officer

Jack L. Johnson                         63         Senior Vice President, Assistant Secretary and Director

Daniel J. Coots                         45         Senior Vice President, Treasurer and Chief Financial
                                                   Officer

Norman Alberigo                         54         Vice President

Mark D. Brissman                        41         Vice President

Richard M. Buxton                       48         Vice President

J. Landis Graham                        42         Vice President

Richard A. Laabs                        41         Vice President

Carolyn E. Ray                          44         Vice President

Sam Rosen                               61         Secretary and Director


     Mr. Joseph D. Macchia is the founder of the Company and has served as Chairman of the Board, President and Chief Executive Officer since its formation in 1978. Mr. Macchia has been engaged in the property and casualty insurance business since 1961.

     Mr. Jack L. Johnson has served as Senior Vice President of the Company since 1984 and became a Director in 1993. From 1979 to 1984, Mr. Johnson served as a Vice President of the Company. Mr. Johnson has been engaged in the property and casualty insurance business since 1962.

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

     Mr. Richard M. Buxton has served as Vice President of the Company since December of 1996. From 1986 to 1996 Mr. Buxton was with KN Energy, Inc. in the position of Vice President of Strategic Planning and Financial Services.

     Mr. J. Landis Graham has served as Vice President of the Company since September of 1993. From 1988 to 1993, Mr. Graham was with Maryland Casualty Company in the position of Claim Manager. Mr. Graham has been engaged in the property and casualty insurance business since 1976.

     Mr. Richard A. Laabs has served as Vice President of the Company since June of 1996. From August of 1995 to May of 1996, Mr. Laabs served as Assistant Vice President of the Company. From 1990 to 1995, Mr. Laabs was with Scottsdale Insurance Company in the position of Senior Information Systems Services Director. Mr. Laabs has been engaged in the property and casualty insurance business since 1978.

     Ms. Carolyn E. Ray has served as Vice President of the Company since 1986. From 1984 to 1985, Ms. Ray served as Assistant Vice President of the Company. Ms. Ray has been engaged in the property and casualty insurance business since 1976.

     Mr. Sam Rosen has served as the Secretary and a Director of the Company since 1983. Mr. Rosen is a partner with the law firm of Shannon, Gracey, Ratliff & Miller, L.L.P. He has been a partner in that firm or its predecessors since 1966.

ITEM 2.  PROPERTY

     The Company owns its Corporate offices which provide approximately 35,000 square feet of office space, and additionally provides parking. Future expansion will be possible by converting the parking area into office space.

     The Company owns a 3.28 acre tract of land in Fort Worth, Texas and all improvements located thereon, including a 10,000 square foot office building, which previously served as its corporate offices.
The Company currently has this property under lease.

ITEM 3.  LEGAL PROCEEDINGS

     In the normal course of its operations, the Company has been named as defendant in various legal actions seeking payments for claims denied by the Company and other monetary damages. In the opinion of the Company's management the ultimate liability, if any, resulting from the disposition of these claims will not have a material adverse effect on the Company's consolidated financial position or results of operations. The Company's management believes that unpaid claims and claim adjustment expenses are adequate to cover liabilities from claims which arise in the normal course of its insurance business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND
                  RELATED SHAREHOLDER MATTERS.

     The Company's Common Stock is listed on the New York Stock Exchange (Symbol: GNA). The following table sets forth for the fiscal periods indicated the high and low closing sales prices per share of the Common Stock as reported by the American Stock Exchange, as adjusted for stock dividends through July 30, 1996 and by the New York Stock Exchange from July 31, 1996 through December 31, 1996. The prices reported reflect actual sales transactions on these exchanges.

                                 High                 Low
                                 ----                 ---
1994 First Quarter               8 3/8                7 1/8
1994 Second Quarter              8 3/16               7 1/8
1994 Third Quarter               8 1/16               7
1994 Fourth Quarter              8 3/8                7 1/8


1995 First Quarter              10                    7
1995 Second Quarter             10 1/2                9 5/16
1995 Third Quarter               9 1/2                8 7/16
1995 Fourth Quarter             11 7/8                8 5/16


1996 First Quarter              11 3/4                9 3/4
1996 Second Quarter             11 5/8                9 7/8
1996 Third Quarter              10 3/4                9 3/8
1996 Fourth Quarter             10 3/4                8 3/4


     In 1991 the Company adopted a policy to declare quarterly cash dividends of $.01 per share until further action by the Board of Directors. In November of 1995, the Board of Directors increased the quarterly cash dividend to $.0125 per share. In August of 1996, the Board of Directors increased the quarterly cash dividend to $.015 per share. Cash dividends of $.01 per share were granted to shareholders of record on March 31, June 30, September 30 and December 31, 1994 and March 31, June 30 and September 30, 1995. Cash dividends of $.0125 per share were granted to shareholders of record on December 31, 1995, March 29 and June 28, 1996. Cash dividends of $.015 per share were granted to shareholders of record on September 30 and December 31, 1996. On February 17, 1997, the Company declared a $.015 per share cash dividend payable to shareholders of record on March 31, 1997. The Company depends on cash flow from cash dividends paid by its subsidiaries.

     Stock dividends of 5% were granted to shareholders of record on March 31 and September 30, 1994 and 1995. In November, 1995, the Board of Directors discontinued the semi-annual stock dividends.

     As of February 28, 1997, there were 550 shareholders of record of the Company's Common Stock.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data presented below for, and as of the end of each of the years ended December 31, have been derived from the consolidated financial statements of the Company which have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The consolidated balance sheets as of December 31, 1996 and 1995, and the consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996, and the report thereon are included elsewhere in this document. The information presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," consolidated financial statements and the notes thereto, and the other financial information included herein.

                                                                                 Years ended December 31
                                                     ---------------------------------------------------------------------------
                                                        1996              1995            1994             1993            1992
                                                     ----------         --------          ------          -------          -----
                                                                        (Amounts in thousands, except per share data)
Income Data:
Gross premiums written (1)                           $  110,000          108,072          98,164           85,373          83,475
Ceded premiums written                                    1,749            1,968           8,710            7,412           3,418
                                                        -------         --------          ------           ------          ------
Net premiums written                                    108,251          106,104          89,454           77,961          80,057
Increase in unearned premiums                            (1,458)          (8,849)         (5,059)          (2,099)         (2,874)
                                                        -------          -------          ------           ------          ------
Net premiums earned                                     106,793           97,255          84,395           75,862          77,183
Net investment income                                     9,161            8,157           6,868            6,159           5,472
Net realized gains                                          472              108             135                4             172
Insurance services                                        2,379            2,183           2,056            2,388           2,876
                                                        -------          -------          ------           ------          ------
     Total revenues                                     118,805          107,703          93,454           84,413          85,703
                                                        -------          -------          ------           ------          ------
Claims and claim adjustment expenses                     58,379           48,465          41,189           39,239          37,220
Policy acquisition costs                                 23,828           19,679          17,392           16,183          17,592
Underwriting and operating expenses                      15,499           15,579          14,505           12,604          13,036
                                                        -------          -------          ------           ------          ------
     Total expenses                                      97,706           83,723          73,086           68,026          67,848
                                                        -------          -------          ------           ------          ------
       Income before income taxes                        21,099           23,980          20,368           16,387          17,855
Income tax expense                                        5,079            6,352           5,199            3,147           4,676
                                                        -------          -------          ------           ------          ------
       Net income (2)                                 $  16,020           17,628          15,169           13,240          13,179
                                                        =======          =======          ======           ======          ======

Per Share Data (3):
Net income                                            $     .74              .81             .70              .61             .60
                                                            ===              ===             ===              ===             ===

GAAP Operating Ratios:
Claims ratio                                              54.7%            49.8%           48.8%            51.7%           48.2%
Expense ratio                                             33.8%            33.1%           34.4%            33.0%           33.6%
                                                          ----             ----            ----             ----            ----
Combined ratio                                            88.5%            82.9%           83.2%            84.7%           81.8%
                                                          ====             ====            ====             ====            ====

                                                                                 As of December 31
                                               ----------------------------------------------------------------------------------
                                                 1996              1995                1994              1993              1992
                                               --------          --------            --------          --------          --------
Balance Sheet Data (4):
Investments                                  $  203,831           183,027            160,300            136,989           120,275
Premiums receivable                              15,825            15,914             12,262             10,888             9,140
Ceded unpaid claims and claim
  adjustment expenses                            26,713            24,650             19,972             16,701            16,594
Ceded unearned premiums                          16,280             6,008              5,977              5,536             4,692
Deferred policy acquisition costs                12,634            12,115              9,831              8,509             8,203
Property and equipment                            6,981             6,562              6,336              6,274             5,508
Total assets                                    296,846           264,156            230,576            199,187           173,839
Unpaid claims and claim
  adjustment expenses                           105,691            95,011             80,729             72,656            66,517
Unearned premiums                                65,255            53,525             44,645             39,145            36,202
Note payable                                          -             1,750              3,500              4,500             4,500
Total liabilities                               187,493           164,714            149,029            132,369           118,958
Shareholders' equity                            109,353            99,442             81,547             66,818            54,881

Shareholders' equity per share (5)           $     5.19              4.62               3.79               3.14              2.59
Return on beginning equity                           16%               22%                23%                24%               31%
                                                     ==                ==                 ==                 ==                ==



(1)  Excludes premiums of $31,603,000 in 1996, $8,893,000 in 1995, $5,056,000
     in 1994, $5,418,000 in 1993 and $6,942,000 in 1992 from the Company's fronting arrangements and the commercial automobile plans of Arkansas, California, Louisiana, Mississippi, and Pennsylvania under which the Company is a servicing carrier.

(2) Includes after tax net realized gains of $307,000, $70,000, $87,000, $3,000 and $114,000 for 1996, 1995, 1994, 1993 and 1992, respectively.

(3) All years retroactively adjusted for stock dividends and stock splits effected as stock dividends as follows: two 5% in 1995, two 5% in 1994, two 5% in 1993 and one 5% and one 50% in 1992.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BUSINESS OPERATIONS

     Net income for 1996 decreased 9% to $16,019,567, or $.74 per share compared to 1995 net income of $17,627,855, or $.81 per share and 1994 net income of $15,168,800, or $.70 per share. The Company recorded a 16% return on beginning equity and a GAAP combined ratio of 88.5% in 1996.

     The discussion below primarily relates to the Company's insurance operations, although the selected consolidated financial data appearing elsewhere is on a consolidated basis. The revenue item "Insurance services" includes revenues from the computer software, the plan servicing, the premium finance and the fronting reinsurance operations. The expense item "Underwriting and operating expenses" includes the operating expenses of these operations.

RESULTS OF OPERATIONS

     Gross premiums written in 1996 of $110,000,103 were 2% above the $108,071,871 recorded in 1995. In 1995, gross premiums written increased 10% over the 1994 level. Texas accounted for the small growth rate by contributing 4 percentage points (points) of decrease. The following table compares the major product lines between the years for gross premiums written:


                                          1996                                  1995                               1994
                                -------------------------            --------------------------         -------------------------
                                                                       (Amounts in thousands)
Commercial auto                 $  62,328             57%            $  62,517              58%         $  58,117             59%
Auto garage                        26,871             24%               25,270              23%            20,073             20%
General liability                  19,744             18%               19,052              18%            18,564             19%
Other lines                         1,057              1%                1,233               1%             1,410              2%
                                  -------            ---               -------             ---             ------            ---

     Total                      $ 110,000            100%            $ 108,072             100%         $  98,164            100%
                                  =======            ===               =======             ===             ======            ===


     COMMERCIAL AUTO was flat in 1996 from 1995 after recording a 8% increase in 1995 from 1994. Kentucky contributed 5 points of increase, but Texas and Pennsylvania accounted for 4 points and 2 points of decrease, respectively. The AUTO GARAGE product line produced a 6% increase in 1996 after a 26% increase in 1995. Florida, Kentucky and Pennsylvania were all up significantly in 1996 and Texas was not down materially. The GENERAL LIABILITY line recorded an increase of 4% in 1996 after an increase of 3% in 1995. California and Florida produced 6 points and 5 points of increase, respectively, while Texas recorded 9 points of decrease. For 1996, gross premiums written percentages by significant state/product line are as follows: Texas commercial auto (20%), Kentucky commercial auto (8%), Pennsylvania commercial auto (6%), Texas general liability (5%), and Florida auto garage (5%) with no other individual state/product line comprising 5% or more. The persistency rate decreased to 45% in 1996 from 47% in 1995. Premiums earned increased 10% in 1996 to $106,792,928 and increased 15% in 1995 to $97,254,816 as a direct result of the continued increase in writings.

     Net investment income increased 12% in 1996 over 1995 and increased 19% in 1995 over 1994. These increases are the result of growth in the portfolio due to continued positive cash flows from operations. The return on average investments for 1996 is 4.7% versus 4.8% in 1995 and 4.6% in 1994. Inflation can cause interest rates to increase, which would cause the Company's interest income to increase. Because of the Company's profitability in the underwriting operations, the Company achieves the highest after tax net income by investing predominantly in tax-exempt securities. At December 31, 1996, 86% of the Company's investments were in investment grade tax-exempt bonds with an average maturity of approximately 3.4 years. Since the majority of the Company's investments are tax-exempt, the yields appear lower than those of the industry; however, the industry as a whole has a significantly larger percentage of investments in taxable securities with substantially longer maturities. On a taxable equivalent basis the return on average investments was 6.6% in 1996 and 1995 and 6.4% in 1994. The Company has the ability to hold its fixed maturity securities until their maturity date. The Company does not actively trade its bonds, however, it does classify certain bond securities as available for sale. At December 31, 1996, approximately 4% of the Company's investments were in U.S. Treasury securities and 10% were in short-term money market funds. The Company has not and does not intend to invest in derivatives or high-yield ("junk") securities, nor equity securities in issuers of "junk" debt securities. The Company does not have any non-performing fixed maturity securities.

    The Company recorded net realized capital gains of $471,956 in 1996 versus $108,024 in 1995. All of these gains were generated from bonds available for sale and were to some extent the result of extending durations.

    Insurance services revenues increased $196,645 from 1995 to 1996 following an increase of $126,152 in 1995 from 1994. The table below presents the components.


                       1996         1995         1994
                    ----------   ----------   ----------

Computer software   $  473,499   $  475,317   $  559,554
Premium finance        345,679      281,383      153,736
Plan servicing       1,187,656    1,335,852    1,311,011
Fronting fees          343,266       62,428           --
Other                   29,054       27,529       32,056
                    ----------   ----------   ----------

     Total          $2,379,154   $2,182,509   $2,056,357
                    ==========   ==========   ==========


     Revenues in the computer software operation were flat for 1996 following a 15% decrease in 1995. New management brought in during the third quarter of 1995 has improved this operation and revenues are expected to show moderate increases in the future.

     Revenues from the premium finance operation are up 23% in 1996 over the 1995 level which was 83% above the 1994 level. Marketing efforts implemented in 1995 and continued in 1996 account for the increases in both years. Amounts financed in 1996 were 5% above 1995 which had increased 84% over 1994. Premium finance notes receivable were approximately $1,991,000 at December 31, 1996 versus $2,015,000 at December 31, 1995 and the average return was 17% for 1996 versus 19% in 1995 and 18% in 1994.

    Plan servicing revenues from commercial automobile plans decreased 11% in 1996 from 1995 following a 2% increase in 1995. Written premiums are 28% behind last year as a result of decreases in the three largest state plans. These plans are depopulating as risks are moving into the voluntary market due to lower pricing. The Company continues to pursue management contracts with other states to administer their commercial automobile plans and is seeking a larger participation in the existing state plans.

    Fronting fee revenues increased $280,838 during 1996 as a result of significant growth in the two fronting reinsurance accounts initiated in 1995 and the addition of a third account in 1996.

     Claims and claim adjustment expenses (C & CAE) increased $9,913,707 in 1996 over 1995 and $7,276,443 in 1995 over 1994. The C & CAE ratio was 54.7% in
1996, 49.8% in 1995 and 48.8% in 1994. The increase in the C & CAE ratio of 4.9 percentage points in 1996 is largely a result of development of commercial auto claims which occurred in 1995 and 1994. While the Company writes a material amount of business in areas where catastrophes have recently occurred, the gross and net claims incurred from these events were immaterial because the Company primarily writes liability coverages. With regard to environmental and product liability claims, the Company has an immaterial amount of exposure. The Company does not provide environmental impairment coverage and excludes pollution and asbestos related coverages in its policies. Less than .1% of the Company's premium writings are for product liability coverages and this is limited to non-manufacturing risks only. Inflation impacts the Company by causing higher claim settlements than may have originally been estimated. Inflation is implicitly reflected in the reserving process through analysis of cost trends and review of historical reserve results.

    The increase in commissions from 1995 to 1996 is related to the increase in gross premiums written and to a decrease of approximately $1,669,000 in commission income from reinsurance treaties. Commissions increased in 1995 over 1994 as a result of the increase in written premiums between these years and as a result of additional commission income of approximately $2,164,000 recorded in 1994 from the 5% quota share treaty (it was not renewed in 1995). The ratio of commissions to gross premiums written increased to 22% in 1996 from 20% in 1995 and from the 19% level in 1994 as a result of the decrease in commission income in 1996 and 1995 discussed previously. The ratio of commissions to premiums earned was 23% for 1996 and 1995 as compared to 22% for 1994. The increase in 1995 was related to the decrease in commission income in 1995.

     The change in deferred policy acquisition costs and deferred ceding commission income (DAC) resulted in a net increase to income of $519,257, $2,284,138 and $1,321,946 for 1996, 1995 and 1994, respectively. The change in the amount of the increase in DAC between the comparable periods is directly related to the rate at which unearned premiums are growing as a result of the growth rate of premium writings. Since DAC (asset) is a function of unearned premiums (liability), an increase in the growth rate of net unearned premiums would correspondingly result in an increase in the growth rate of DAC and vice versa. The ratio of DAC to net unearned premiums was 25.8%, 25.5% and 25.4% at December 31, 1996, 1995 and 1994, respectively.

     Underwriting and operating expenses were down slightly in 1996 from 1995, and they were up 7% in 1995 over 1994. As a percent of operating revenues (premiums earned and insurance services revenues) the ratio continued to decrease to 14.2% in 1996 versus 15.7% in 1995 and 16.8% in 1994. The decrease in 1996 was the result of savings from variable expenses of personnel and the plan servicing operation.

     The effective tax rate of the Company was 24% in 1996 and 26% in 1995 and 1994. The lower rate in 1996 is largely the result of tax-exempt net investment income representing a larger portion of income in 1996 than in previous years. For the Company, the fresh start adjustment (tax benefit) was immaterial for all years presented. A reconciliation between income taxes computed at the Federal statutory rates and the provision for income taxes is included in Note 5 of Notes to Consolidated Financial Statements.

     For 1997 the Company is targeting premiums written to be within a $115-125 million range with a GAAP combined ratio of 85-90% and a return on beginning equity of better than 18%. While the Company is optimistic these forward-looking goals can be attained, no assurances can be given they will occur.

LIQUIDITY AND CAPITAL RESOURCES

     The primary sources of the Company's liquidity are funds generated from insurance premiums, net investment income and maturing investments. The short-term investments and cash are intended to provide adequate funds to pay claims without selling fixed maturity investments. At December 31, 1996, the Company held short-term investments and cash of $21,707,022 which the Company believes is adequate liquidity for the payment of claims and other short-term commitments.

     With regard to long term liquidity, the average duration of the investment portfolio is approximately 2.9 years. The fair value of the fixed maturity portfolio at December 31, 1996 was $1,558,923 above amortized cost. With regard to the availability of funds to the holding company, see Note 6 of Notes to Consolidated Financial Statements for restrictions on the payment of dividends by the insurance companies. Various insurance departments of states in which the Company operates require the deposit of funds to protect policyholders within those states. At December 31, 1996 and 1995, the balance on deposit for the benefit of such policyholders totalled approximately $12,615,000 and $11,860,000, respectively.

     The increase in investments is primarily attributable to continued positive cash flows from operating activities which are the result of continued and substantial underwriting profits. Ceded unpaid claims and claim adjustment expenses increased, as well as, ceded unearned premiums largely as a result of the increase in fronting reinsurance activity mentioned previously.

     Unpaid claims and claim adjustment expenses and unearned premiums both increased largely as a result of increases to reserves on retained business, as well as, material increases from plan servicing and fronting reinsurance. Drafts payable increased because a large amount of drafts were issued in the fourth quarter of 1996 in an aggressive effort to bring specifically targeted claims to an early and fair conclusion. The note payable was retired during the second quarter of 1996 (see Note 3 of Notes to Consolidated Financial Statements). The Company's liquidity position remains strong as a result of cash flows from underwriting and investment activities.

     The unrealized gains or losses on fixed maturities available for sale are presented, net of tax, as a separate component of shareholders' equity (see
Note 2 of Notes to Consolidated Financial Statements). The net unrealized gain on the fixed maturities classified as held to maturity was $794,808 at December 31, 1996.

     The Company repurchased 470,702 shares of stock during 1996 at a cost of $4,426,182 or $9.40 per share. The Company is authorized to purchase an additional 529,298 shares.

     In March 1995, the Financial Accounting Standards Board (FASB) issued Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Statement was effective for years ending after December 15, 1995, and did not have any impact on the financial statements.

     In October 1995, the FASB issued Statement 123, "Accounting for Stock-Based Compensation." The Statement is effective for years beginning after December 15, 1994, if awards are granted in the fiscal year. The Company granted stock options during 1996 to its directors and officers (see Note 7 of Notes to Consolidated Financial Statements).

     During 1996, the FASB issued Statement 125, "Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The Statement is effective for years beginning after December 31, 1996, and will not have any impact on the financial statements.

     The Company is not aware of any current recommendations by the regulatory authorities, which if implemented, would have a material effect on the Company's liquidity, capital resources or results of operations. The Company's statutory capital significantly exceeds the benchmark capital level under the Risk Based Capital formula for its major insurance companies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                     Page
                                                                                     ----
     The following consolidated Financial Statements are on pages 33 through
       58:

     Report of Management                                                              33

     Independent Auditors' Report                                                      34

     Consolidated Balance Sheets as of December 31, 1996 and 1995                     35-36

     Consolidated Statements of Operations for the Years Ended
       December 31, 1996, 1995, and 1994                                               37

     Consolidated Statements of Shareholders' Equity for the Years Ended
       December 31, 1996, 1995, and 1994                                              38-39

     Consolidated Statements of Cash Flows for the Years Ended
       December 31, 1996, 1995, and 1994                                              40-41

     Notes to Consolidated Financial Statements December 31,
       1996, 1995, and 1994                                                           42-58

     The following Consolidated Financial Statements Schedules are on pages 59 through 70:

     Schedule                                                                         Page
     --------                                                                         ----
                  Independent Auditors' Report on
                  Supplementary Information                                            59

         I        Summary of Investments                                               60

        II        Condensed Financial Information of the Registrant                  61-67

       III        Supplementary Insurance Information                                  68

        IV        Reinsurance                                                          69

        VI        Supplemental Information                                             70


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item with regard to Executive Officers is included in Part 1 of this report under the heading "Executive Officers of the Registrant".

     The other information required by this item is hereby incorporated by reference from the Registrant's definitive 1997 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is hereby incorporated by reference from the Registrant's definitive 1997 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The information required by this item is hereby incorporated by reference from the Registrant's definitive 1997 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is hereby incorporated by reference from the Registrant's definitive 1997 Proxy Statement.

                                    PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a)  Documents filed as part of the report:

         1.       The following financial statements filed under Part II,
                    Item 8:

                  Independent Auditors' Report

                  Consolidated Balance Sheets as of December 31, 1996 and 1995

                  Consolidated Statements of Operations for the Years Ended
                    December 31, 1996, 1995 and 1994

                  Consolidated Statements of Shareholders' Equity for the Years
                    Ended December 31, 1996, 1995 and 1994

                  Consolidated Statements of Cash Flows for the Years Ended
                    December 31, 1996, 1995 and 1994

                  Notes to Consolidated Financial Statements, December 31,
                    1996, 1995 and 1994

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

                    3.2 Articles of Amendment to the Articles of Incorporation dated June 9, 1988 (Exhibit 3.2)(2)

                    3.3  Restated Bylaws of Registrant (Exhibit 3.2)(1)

                    3.4 Amendment to the Bylaws dated June 10, 1988 (Exhibit 3.4)(2)

                    3.5 Sections 2.06 and 2.07 of the Bylaws as Amended on May 25, 1993 (Exhibit 3.5)(7)

                   3.5.1 Section 3.02 of the Bylaws as Amended on February 17,
                         1997 (10)

                    3.6 Articles of Amendment to Articles of Incorporation effective August 13, 1993 (Exhibit 3.6)(7)

                    4.2 Rights Agreement, dated as of March 3, 1988, between the Registrant and Team Bank/Fort Worth, N.A. (incorporated by reference to Exhibit 1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 1988) (Exhibit 4.2)(3)

                    4.3 Amendment No. 1 dated as of March 5, 1990 to Rights Agreement dated as of March 3, 1988 between GAINSCO, INC. and Team Bank as Rights Agent (Exhibit 4.2)(5)

                    4.4 Amendment No. 2 dated as of May 25, 1993 to Rights Agreement between GAINSCO, INC. and Society National Bank (successor to Team Bank (formerly Texas American Bank/Fort Worth, N.A.)), as Rights Agent (Exhibit 4.4)(7)

                    4.6  Revised Form of Common Stock Certificate (10)

                    10.2 (Restated) Incentive Compensation Plan of the
                         Registrant (Exhibit 10.2)(2)

                   10.14 Profit Sharing Plan and Trust of GAINSCO, INC.
                         effective January 1, 1985, as amended, and Adoption Agreement (Exhibit 10.14)(4)

                   10.16 1990 Stock Option Plan of the Registrant (Exhibit
                         10.16)(4)

                   10.17 Loan Agreement and Amendment No. 1 to Loan Agreement
                         between GAINSCO Service Corp., GAINSCO, INC. and Bank One Texas, N.A. (Exhibit 10.17)(6)

                   10.18 Promissory Note made by GAINSCO Service Corp. payable to Bank One, Texas, N.A. (Exhibit 10.18)(6)

                   10.19 Guaranty Agreement executed by GAINSCO, INC., in
                         favor of Bank One Texas, N.A. (Exhibit 10.19)(6)

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

                   10.30 Second Amendment to Loan Agreement among GAINSCO
                         Service Corp., GAINSCO, INC. and Bank One Texas, N.A. made on July 26, 1990 (Exhibit 10.30)(8)

                   10.31 1995 Stock Option Plan of the Registrant (Exhibit
                         10.31) (9)

                   10.32 Clarification to the GAINSCO, INC. Executive
                         Incentive Compensation Plan (Exhibit 10.32) (9)

                   10.33 Loan Agreement between GAINSCO, INC. and Bank One
                         Texas N.A. (10)

                   10.34 Promissory note made by GAINSCO, INC. payable to Bank
                         One Texas N.A. (10)

                   10.35 Negative Pledge Agreement executed by GAINSCO, INC.
                         (10)

                    11   (Not required to be filed as an Exhibit. See footnote
                         (1)(l) on page 47 of this 10-K Report for information called for by number 11 of the Exhibit Table to Item 601 of S-K)

                    22.2 Subsidiaries of Registrant (10)

                    24.2 Consent of KPMG Peat Marwick LLP to incorporation by
                         reference (10) 25.1 Powers of Attorney (10)

                    27   Financial Data Schedule (10)

                    28.8 Schedule P from the 1996 Annual Statement of General
                         Agents Insurance Company of America, Inc. (11)

                    28.9 Schedule P from the 1996 Annual Statement of MGA
                         Insurance Company, Inc. (11)

                   28.10 Schedule P from the 1996 Annual Statement of GAINSCO
                         County Mutual Insurance Company (11)

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

                    (9) Incorporated by reference to the Exhibit shown in parenthesis filed in the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

                    (10) Filed herewith, See Exhibit Index.

                    (11) Filed under Form SE.

(b)      Reports on Form 8-K

         During the last quarter of the fiscal year ended December 31, 1996, no reports on Form 8-K have been filed by the Company.

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

GAINSCO, INC.
(Registrant)



/s/ Joseph D. Macchia
--------------------------------
By: Joseph D. Macchia, President

Date:   3/28/97
     ---------------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Name                               Title                                       Date
          ----                               -----                                       ----

/s/ Joseph D. Macchia               Chairman of the Board,                              3/28/97
-----------------------             President and Chief                             ---------------
Joseph D. Macchia                   Executive Officer


/s/ Jack L. Johnson                 Senior Vice President and                           3/28/97
-----------------------             Director                                        ---------------
Jack L. Johnson

/s/ Daniel J. Coots                 Senior Vice President and                           3/28/97
-----------------------             Chief Financial Officer                         ---------------
Daniel J. Coots

/s/ Sam Rosen                       Secretary and Director                              3/28/97
-----------------------                                                             ---------------
Sam Rosen

Joel C. Puckett*                    Director                                            3/28/97
-----------------------                                                             ---------------
Joel C. Puckett

Norman J. E. Roe*                   Director                                            3/28/97
-----------------------                                                             ---------------
Norman J. E. Roe

Harden H. Wiedemann*                Director                                            3/28/97
-----------------------                                                             ---------------
Harden H. Wiedemann

John H. Williams*                   Director                                            3/28/97
-----------------------                                                             ---------------
John H. Williams

*By:     /s/ Joseph D. Macchia
    --------------------------------
         Joseph D. Macchia,
         Attorney in-fact
         Under Power of Attorney


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



                                           /s/ Joseph D. Macchia
                                           ---------------------------------
                                           Joseph  D.  Macchia
                                           Chairman of the Board, President
                                           and Chief Executive Officer



                                           /s/ Daniel J. Coots
                                           ---------------------------------
                                           Daniel  J.  Coots
                                           Senior Vice President and
                                           Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
GAINSCO, INC.:

We have audited the consolidated balance sheets of GAINSCO, INC. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GAINSCO, INC. and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

We have also previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheets of GAINSCO, INC. and subsidiaries as of December 31, 1994, 1993 and 1992, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1993, and 1992, and we expressed unqualified opinions on those consolidated financial statements.

In our opinion, the information set forth in the selected consolidated financial data for each of the years in the five-year period ended December 31, 1996, appearing on pages 17 and 18, is fairly presented, in all material respects, in relation to the consolidated financial statements from which it has been derived.




                                                          KPMG Peat Marwick LLP

Dallas, Texas
February 24, 1997

                         GAINSCO, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                           December 31, 1996 and 1995


                               Assets                                                 1996                      1995
                               ------                                            --------------           --------------
Investments (note 2):
  Fixed maturities:

    Bonds held to maturity, at amortized cost (fair value:
     $105,725,155 - 1996, $98,421,877 - 1995)                                     $ 104,930,347               97,301,350

    Bonds available for sale, at fair value (amortized cost:
     $76,879,562 - 1996, $77,478,359 - 1995)                                         77,643,677               79,130,048

    Certificates of deposit, at cost (which approximates
      fair value)                                                                       595,000                  620,000

  Short-term investments, at cost (which approximates
    fair value)                                                                      20,662,282                5,975,412
                                                                                   ------------             ------------

                  Total investments                                                 203,831,306              183,026,810

Cash                                                                                  1,044,740                1,774,608

Accrued investment income                                                             4,308,185                4,539,236

Premiums receivable (net of allowance for doubtful
  accounts: $101,000 - 1996 and 1995) (note 1)                                       15,824,543               15,913,734

Reinsurance balances receivable                                                       2,156,326                3,505,818

Ceded unpaid claims and claim adjustment expenses                                    26,713,154               24,650,606

Ceded unearned premiums                                                              16,280,013                6,008,187

Deferred policy acquisition costs (note 1)                                           12,633,938               12,114,681

Property and equipment (net of accumulated depreciation
  and amortization: $4,778,524 - 1996, $3,812,976 -
1995)    (note 1)                                                                     6,981,380                6,561,792

Current Federal income taxes                                                            424,148                        -

Deferred Federal income taxes (notes 1 and 5)                                         2,956,510                2,578,714

Management contract                                                                   1,787,570                1,837,570

Other assets                                                                          1,903,963                1,643,853
                                                                                   ------------             ------------

                 Total assets                                                    $  296,845,776           $  264,155,609
                                                                                    ===========              ===========



See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                           December 31, 1996 and 1995


Liabilities and Shareholders' Equity
                                                                                       1996                     1995
                                                                                 --------------             ------------
Liabilities:

  Unpaid claims and claim adjustment expenses
     (notes 1 and 4)                                                             $  105,691,588               95,011,463

  Unearned premiums (note 4)                                                         65,255,153               53,525,323

  Commissions payable                                                                 2,689,337                2,207,353

  Accounts payable (note 1)                                                           4,670,947                4,635,715

  Reinsurance balances payable                                                        1,057,923                1,817,056

  Deferred revenue                                                                      593,300                  492,393

  Drafts payable                                                                      6,219,044                2,569,265

  Note payable (note 3)                                                                       -                1,750,000

  Dividends payable (note 6)                                                            316,312                  269,066

  Other liabilities                                                                     999,590                1,388,098

  Current Federal income taxes                                                             -                   1,047,981
                                                                                    -----------              -----------

         Total liabilities                                                          187,493,194              164,713,713
                                                                                    -----------              -----------


Shareholders' Equity (note 6):

  Preferred stock ($100 par value, 10,000,000 shares
     authorized, none issued)                                                                 -                        -

  Common stock ($.10 par value, 250,000,000 shares authorized, 21,670,369 issued at December 31, 1996
     and 21,637,481 issued at December 31, 1995)                                      2,167,037                2,163,748

  Additional paid-in capital                                                         87,610,379               87,543,175

  Net unrealized gains on fixed maturities                                              496,675                1,073,597

  Retained earnings                                                                  24,517,265                9,673,968

  Treasury stock, at cost (582,962 shares in 1996, 112,260
     shares in 1995) (note 1)                                                        (5,438,774)              (1,012,592)
                                                                                   ------------              -----------
         Total shareholders' equity                                                 109,352,582               99,441,896
                                                                                    -----------               ----------
  Commitments and contingencies (notes 4, 7, and 8)

         Total liabilities and shareholders' equity                              $  296,845,776              264,155,609
                                                                                    ===========              ===========



See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations

                  Years ended December 31, 1996, 1995 and 1994

                                                    1996              1995             1994
                                                -------------    -------------    -------------
Revenues:
  Net premiums earned (note 4)                  $ 106,792,928       97,254,816       84,394,874
  Net investment income (note 2)                    9,160,518        8,157,484        6,867,693
  Net realized gains (note 1)                         471,956          108,024          134,641
  Insurance services                                2,379,154        2,182,509        2,056,357
                                                -------------    -------------    -------------
                                                  118,804,556      107,702,833       93,453,565
                                                -------------    -------------    -------------

Expenses:
  Claims and claim adjustment expenses
    (notes 1 and 4)                                58,378,720       48,465,013       41,188,570
  Commissions                                      24,347,250       21,962,839       18,714,356
  Change in deferred policy
    acquisition costs and deferred
    ceding commission income (note 1)                (519,257)      (2,284,138)      (1,321,946)
  Underwriting and operating expenses              15,499,641       15,579,260       14,505,108
                                                -------------    -------------    -------------
                                                   97,706,354       83,722,974       73,086,088
                                                -------------    -------------    -------------
         Income before Federal income
           taxes                                   21,098,202       23,979,859       20,367,477

Federal income taxes (note 5):
  Current expense                                   5,145,780        6,412,007        5,554,864
  Deferred benefit                                    (67,145)         (60,003)        (356,187)
                                                -------------    -------------    -------------
                                                    5,078,635        6,352,004        5,198,677
                                                -------------    -------------    -------------

         Net income                             $  16,019,567       17,627,855       15,168,800
                                                =============    =============    =============

         Net income per share                   $         .74              .81              .70
                                                =============    =============    =============
            (notes 1 and 6)

See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                Consolidated Statements of Shareholders' Equity

                 Years ended December 31, 1996, 1995, and 1994

                                                   1996          1995           1994
                                                -----------   -----------   -----------
Common stock:
  Balance at beginning of year                  $ 2,163,748     1,961,137     1,765,082
  Issue of shares as stock dividends
    (2,009,797 in 1995 and 1,814,941 in
    1994) (note 6)                                     --         200,980       181,495
  Exercise of options to purchase shares
    (32,888 in 1996, 16,316 in 1995 and
    145,604 in 1994)                                  3,289         1,631        14,560
                                                -----------   -----------   -----------
      Balance at end of year                      2,167,037     2,163,748     1,961,137
                                                -----------   -----------   -----------
Additional paid-in capital:
  Balance at beginning of year                   87,543,175    69,671,214    53,495,511
  Issue of shares as stock dividends
    (2,009,797 in 1995 and 1,814,941 in
    1994) (note 6)                                     --      17,835,103    15,809,524
  Exercise of options to purchase shares
    (32,888 in 1996, 16,316 in 1995 and
    145,604 in 1994)                                 67,204        36,858       366,179
                                                -----------   -----------   -----------
      Balance at end of year                    $87,610,379    87,543,175    69,671,214
                                                -----------   -----------   -----------



                                                                    (continued)

                         GAINSCO, INC. AND SUBSIDIARIES

                Consolidated Statements of Shareholders' Equity

                 Years ended December 31, 1996, 1995, and 1994

                                          1996             1995              1994
                                      -------------    -------------    -------------
Net unrealized gains (losses)
on fixed maturities:

  Balance at beginning of year        $   1,073,597          (55,686)              --

  Cumulative effect of change in
    accounting principle                         --               --          186,303

  Change during year                       (576,922)       1,129,283         (241,989)
                                      -------------    -------------    -------------
      Balance at end of year                496,675        1,073,597          (55,686)
                                      -------------    -------------    -------------

Retained earnings:

  Balance at beginning of year            9,673,968       10,982,494       12,569,862

  Net income for year                    16,019,567       17,627,855       15,168,800

  Cash dividends (note 6)                (1,176,270)        (893,943)        (759,938)

  Stock dividends (note 6)                       --      (18,042,438)     (15,996,230)
                                      -------------    -------------    -------------

      Balance at end of year             24,517,265        9,673,968       10,982,494
                                      -------------    -------------    -------------
Treasury stock:

  Balance at beginning of year           (1,012,592)      (1,012,592)      (1,012,362)

  Change during year                     (4,426,182)              --             (230)
                                      -------------    -------------    -------------

      Balance at end of year             (5,438,774)      (1,012,592)      (1,012,592)
                                      -------------    -------------    -------------

  Total shareholders' equity at end
    of year                           $ 109,352,582       99,441,896       81,546,567
                                      =============    =============    =============


See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                  Years ended December 31, 1996, 1995 and 1994



                                                            1996            1995            1994
                                                        ------------    ------------    ------------

Cash flows from operating activities:
  Net income                                            $ 16,019,567      17,627,855      15,168,800

Adjustments to reconcile net income to cash provided by operating activities:

    Depreciation and amortization                          4,720,625       4,092,621       4,899,241
    Change in deferred Federal income taxes                  (67,145)        (60,003)       (356,187)
    Change in accrued investment income                      231,051        (251,412)       (395,598)
    Change in premiums receivable                             89,191      (3,651,377)     (1,374,079)
    Change in reinsurance balances receivable              1,349,492         627,739        (881,513)
    Change in ceded unpaid claims and claim
      adjustment expenses                                 (2,062,548)     (4,678,318)     (3,271,033)
    Change in ceded unearned premiums                    (10,271,826)        (31,218)       (441,304)
    Change in deferred policy acquisition costs
      and deferred ceding commission income                 (519,257)     (2,284,138)     (1,321,946)
    Change in management contract                             50,000          50,000          50,000
    Change in other assets                                  (260,110)        297,216         (83,216)
    Change in unpaid claims and claim
      adjustment expenses                                 10,680,125      14,282,664       8,072,613
    Change in unearned premiums                           11,729,830       8,880,310       5,500,057
    Change in commissions payable                            481,984          15,734         691,830
    Change in accounts payable                                35,232        (626,356)        861,075
    Change in reinsurance balances payable                  (759,133)     (4,186,811)      2,086,036
    Change in deferred revenue                               100,907          71,985         (29,929)
    Change in drafts payable                               3,649,779      (2,035,093)        494,979
    Change in other liabilities                             (388,508)        (40,592)        (84,666)
    Change in current Federal income taxes                (1,472,129)        998,521          54,076
                                                        ------------    ------------    ------------

        Net cash provided by operating activities       $ 33,337,127      29,099,327      29,639,236
                                                        ------------    ------------    ------------


                                                                    (continued)

                         GAINSCO, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                  Years ended December 31, 1996, 1995 and 1994


                                                    1996            1995            1994
                                                ------------    ------------    ------------

Cash flows from investing activities:

  Bonds held to maturity:
    Matured                                      $ 10,831,897      45,123,950      11,133,500
    Purchased                                     (19,694,034)    (41,967,879)    (25,834,928)
  Bonds available for sale:
    Sold                                           38,403,636      10,741,080       6,378,737
    Matured                                         8,179,440       3,506,400      13,810,800
    Purchased                                     (48,506,215)    (46,243,440)    (25,838,064)
  Certificates of deposit matured                     450,000         395,000         570,000
  Certificates of deposit purchased                  (425,000)       (445,000)       (570,000)
  Property and equipment purchased                 (1,385,136)       (836,114)       (739,987)
  Net change in short-term investments            (14,686,870)      4,418,610      (7,269,095)
                                                 ------------    ------------    ------------

    Net cash used for investing activities        (26,832,282)    (25,307,393)    (28,359,037)
                                                 ------------    ------------    ------------


Cash flows from financing activities:

  Payments on note payable                         (1,750,000)     (1,750,000)     (1,000,000)
  Cash dividends paid                              (1,129,024)       (819,972)       (740,428)
  Payment for fractional shares resulting
    from stock dividends                                 --            (6,358)         (5,215)
  Proceeds from exercise of common stock
    options                                            70,493          38,489         380,739
  Treasury stock acquired                          (4,426,182)           --              (230)
                                                 ------------    ------------    ------------

    Net cash used for financing activities         (7,234,713)     (2,537,841)     (1,365,134)
                                                 ------------    ------------    ------------

Net increase (decrease) in cash                      (729,868)      1,254,093         (84,935)

Cash at beginning of year                           1,774,608         520,515         605,450
                                                 ------------    ------------    ------------

Cash at end of year                              $  1,044,740       1,774,608         520,515
                                                 ============    ============    ============


See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1996, 1995 and 1994


(1)      SUMMARY OF ACCOUNTING POLICIES

         (a)      Basis of Consolidation

                  The accompanying consolidated financial statements include the accounts of GAINSCO, INC. (the Company) and its wholly-owned subsidiaries, General Agents Insurance Company of America, Inc. (General Agents), General Agents Premium Finance Company (GAPFCO), Agents Processing Systems, Inc., Risk Retention Administrators, Inc. and GAINSCO Service Corp.
                  (GSC). General Agents has one wholly-owned subsidiary, MGA Insurance Company, Inc. (MGAI) which, in turn, owns 100% of MGA Agency, Inc. GSC has one wholly-owned subsidiary, MGA Premium Finance Company. GSC controls the management contract and charter of GAINSCO County Mutual Insurance Company (GCM) and its accounts have been included in the accompanying consolidated financial statements. All significant intercompany accounts have been eliminated in consolidation.

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

         (b)      Nature of Operations

                  The Company is predominantly a property and casualty insurance company concentrating its efforts on certain specialty excess and surplus markets within the commercial auto, auto garage and general liability insurance lines. The Company is approved to write insurance in 49 states and the District of Columbia on a non-admitted basis and in 45 states on an admitted basis. The Company markets its lines of insurance through 203 non-affiliated general agents' offices. Approximately 73% of the Company's gross premiums written during 1996 resulted from risks located in California, Florida, Georgia, Illinois, Kentucky, Louisiana, Pennsylvania, Tennessee, Texas and West Virginia.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1996, 1995 and 1994

         (c)      Investments

                  Bonds held to maturity are stated at amortized cost, bonds available for sale are stated at fair value. Short-term investments are stated at cost. The "specific identification" method is used to determine costs of investments sold. Since investments not available for sale are generally held until maturity or recovery of fair value, provisions for possible losses are recorded only when the values have experienced impairment considered "other than temporary". Proceeds from the sale of bond securities totalled $38,403,636, $10,741,080 and $6,378,737 in 1996, 1995 and 1994, respectively. The realized gains were $516,997, $108,024 and $134,641 in 1996,
                  1995 and 1994, respectively. The realized losses were $45,041 in 1996, and $0 for all other years presented.

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

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1996, 1995 and 1994

                  The change in the resulting deferred asset or liability is charged (credited) to operations. Information relating to these net deferred amounts, as of and for the years ended December 31, 1996, 1995 and 1994 is summarized as follows:



                                      1996            1995            1994
                                  ------------    ------------    ------------
Asset balance, beginning of
  period                          $ 12,114,681       9,830,543       8,508,597
                                  ------------    ------------    ------------

        Deferred commissions        21,932,779      21,394,072      19,345,305

        Deferred marketing and
          underwriting expenses      5,854,088       5,506,882       4,953,694

        Deferred ceding
          commission income            (76,765)        (71,227)     (1,675,640)

        Amortization               (27,190,845)    (24,545,589)    (21,301,413)
                                  ------------    ------------    ------------

            Net change                 519,257       2,284,138       1,321,946
                                  ------------    ------------    ------------

 Asset balance, end of period     $ 12,633,938      12,114,681       9,830,543
                                  ============    ============    ============



         (f)      Property and Equipment

                  Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets (30 years for buildings and primarily 5 years for furniture, equipment and software).

                  The following schedule summarizes the components of property and equipment:

                                             As of December 31
                                        --------------------------
                                            1996           1995
                                        -----------    -----------
Land                                    $   865,383        865,383
Buildings                                 5,766,278      4,987,397
Furniture and equipment                   2,935,259      2,665,766
Software                                  2,192,984      1,856,222
  Accumulated depreciation and
    amortization                         (4,778,524)    (3,812,976)
                                        -----------    -----------
                                        $ 6,981,380      6,561,792
                                        ===========    ===========

There are no material capital leases

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1996, 1995 and 1994

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

         (h)      Treasury Stock

                  The Company records treasury stock in accordance with the "cost method" described in Accounting Principles Board Opinon
                  (APB) 6. The Company held 582,962 shares and 112,260 shares as treasury stock at December 31, 1996 and 1995, respectively, with a cost basis of $9.33 and $9.02 per share, respectively.

         (i)      Premium Revenues

                  Premiums are recognized as earned on a pro rata basis over the period the Company is at risk under the related policy. Unearned premiums represent the portion of premiums written which are applicable to the unexpired terms of policies in force.

         (j)      Claims and Claim Adjustment Expenses

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

                        December 31, 1996, 1995 and 1994


                  The following table sets forth the changes in unpaid claims and claim adjustment expenses, net of reinsurance cessions, as shown in the Company's consolidated financial statements for the periods indicated:

                                                                                As of and for the
                                                                             years ended December 31
                                                                         ------------------------------
                                                                           1996       1995       1994
                                                                         --------   --------   --------
                                                                              (Amounts in thousands)

Unpaid claims and claim adjustment expenses,
  beginning of period                                               $ 95,011     80,729         72,656
Less: Ceded unpaid claims and claim adjustment
  expenses, beginning of period                                       24,650     19,972         16,701
                                                                    --------   --------       --------

Net unpaid claims and claim adjustment expenses,
  beginning of period                                                 70,361     60,757         55,955
                                                                    --------   --------       --------

Net claims and claim adjustment expenses incurred related to:

  Current period                                                      53,037     48,064         37,571
  Prior periods                                                        5,342        401          3,618
                                                                    --------   --------       --------

    Total net claims and claim adjustment expenses
      incurred                                                        58,379     48,465         41,189
                                                                    --------   --------       --------

Net claim and claim adjustment expenses paid related to:

  Current period                                                      17,178     14,131         12,297
  Prior periods                                                       32,584     26,953(1)      24,090
                                                                    --------   --------       --------

    Total net claim and claim adjustment expenses
     paid                                                             49,762     41,084         36,387
                                                                    --------   --------       --------

  Commutation of reinsurance treaties                                   --       (2,223)(1)       --
                                                                    --------   --------       --------

Net unpaid claims and claim adjustment expenses,
  end of period                                                       78,978     70,361         60,757
Plus:  Ceded unpaid claims and claim adjustment
  expenses, end of period                                             26,713     24,650(1)      19,972
                                                                    --------   --------       --------

Unpaid claims and claim adjustment expenses, end
  of period                                                         $105,691     95,011         80,729
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

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1996, 1995 and 1994

                  The development in net claims and claim adjustment expenses incurred from prior periods was largely related to commercial auto claims occurring in the 1995 and 1994 years.

         (k)      Income Taxes

                  The Company and its subsidiaries file a consolidated Federal income tax return. Deferred income tax items are accounted for under the deferred method which provides for timing differences between the reporting of earnings for financial statement purposes and for tax purposes, primarily deferred policy acquisition costs, the discount on unpaid claims and claim adjustment expenses and the nondeductible portion of the change in unearned premiums. The Company paid income taxes of $6,617,909, $5,413,486 and $5,500,787 during 1996,
                  1995 and 1994, respectively.

         (l)      Earnings Per Share

                  The weighted average number of shares outstanding for the years ending December 31, 1996, 1995 and 1994 were 21,441,389, 21,512,741 and 21,437,031, respectively. Primary earnings per share were $.74, $.81 and $.70 based on the weighted average number of shares outstanding and common stock equivalents (which consist of stock options), when dilutive, of 280,274, 309,549 and 278,490 for the years ending December 31, 1996, 1995, and 1994, respectively. The calculations were made after giving retroactive effect to the stock dividends granted to shareholders (note 6).

         (m)      Stock-Based Compensation

                  In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (Statement 123). Statement 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument. Under Statement 123, the Company elects to measure compensation costs using the intrinsic value based method of accounting prescribed by APB 25.

         (n)      Accounting Pronouncements

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

                  During 1996, the FASB issued Statement 125, "Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The Statement is effective for years

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1996, 1995 and 1994

                  beginning after December 31, 1996, and will not have any impact on the financial statements.


(2)      INVESTMENTS

         The following schedule summarizes the components of net investment income:

                                            Years ended December 31
                                 -----------------------------------------
Investment income on:                1996           1995           1994
                                 -----------    -----------    -----------
Fixed maturities                 $ 8,331,441      7,481,087      6,414,168
Short-term investments             1,055,481        870,210        513,771
                                 -----------    -----------    -----------
                                   9,386,922      8,351,297      6,927,939
Investment expenses                 (226,404)      (193,813)       (60,246)
                                 -----------    -----------    -----------
   Net investment income         $ 9,160,518      8,157,484      6,867,693
                                 ===========    ===========    ===========




         The following schedule summarizes the amortized cost and estimated fair values of investments in debt securities:

                                                                               Gross              Gross               Estimated
                                                         Amortized          Unrealized          Unrealized              Fair
                                                            Cost               Gains              Losses               Value
                                                         ---------          ----------          ----------           ----------
                                                                                 (Amounts in thousands)
Fixed Maturities:
  Bonds held to maturity:
    US Government Securities-1996                            7,731                  41                (24)              $7,748
    US Government Securities-1995                            9,606                 157                (30)               9,733

    Tax-exempt state & municipal bonds-1996                 97,199                 875                (97)              97,977
    Tax-exempt state & municipal bonds-1995                 87,696               1,071                (78)              88,689

  Bonds available for sale:
    Tax-exempt state & municipal bonds-1996                 76,880                 896               (132)              77,644
    Tax-exempt state & municipal bonds-1995                 77,478               1,658                 (6)              79,130

  Certificates of Deposit - 1996                               595                   -                   -                 595
  Certificates of Deposit - 1995                               620                   -                   -                 620

      Total Fixed Maturities-1996                       $  182,405               1,812               (253)             183,964
      Total Fixed Maturities-1995                          175,400               2,886               (114)             178,172


                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1996, 1995 and 1994


         The amortized cost and estimated fair value of debt securities at December 31, 1996 and 1995, by maturity, are shown below.

                                                        1996                  1995
                                                -------------------   -------------------
                                                          Estimated             Estimated
                                                Amortized    Fair     Amortized    Fair
                                                   Cost     Value        Cost      Value
                                                --------   --------   --------   --------
                                                          (Amounts in thousands)
Due in one year or less                         $ 18,754     19,061     17,781     17,872

Due after one year but within five years         135,052    136,185    133,947    135,898

Due after five years but within ten years         23,059     23,165     16,572     17,280

Due after ten years but within twenty
  years                                            5,540      5,553      6,553      6,578

Beyond twenty years                                   --         --        547        544
                                                --------   --------   --------   --------

                                                $182,405    183,964    175,400    178,172
                                                ========   ========   ========   ========



         Investments of $1,100,000 were maintained in escrow at December 31, 1996 and 1995 on behalf of certain insurance companies under the terms of their reinsurance agreements with General Agents. In addition, investments of $12,615,000 and $11,860,000, at December 31, 1996 and
         1995, respectively, were on deposit with various regulatory bodies as required by law.

         The FASB has issued Statement 115 "Accounting for Certain Investments in Debt and Equity Securities" (Statement 115). Under this statement, the Company carries certain debt securities classified as "available for sale" at fair value. The unrealized gain or loss, net of tax, is presented as a separate component of shareholders' equity.

         During 1995, as a result of the Statement 115 "Implementation Guide," the Company transferred certain fixed maturities from the held to maturity portfolio to the available for sale portfolio. The amortized cost of securities transferred was $18,519,856 and the unrealized gain on the date of transfer was $93,803, net of taxes. There were no transfers during 1996.

(3)      NOTE PAYABLE TO BANK

         The Company made principal payments of $1,750,000 in May, 1996 and June, 1995. The 1996 payment represented the retirement of the note. Interest was paid monthly at a rate that approximated the prime lending rate. The Company recorded interest expense (which approximates interest paid) of $61,335, $221,934 and $273,552 in 1996, 1995 and 1994,

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1996, 1995 and 1994

         respectively. The note payable is stated at book value which approximates fair value.

(4)      REINSURANCE

         In 1996, 1995 and 1994, General Agents and MGAI (the Insurers) wrote casualty policy limits of $1,000,000. For policies with an effective date occurring in 1994, the Insurers have excess reinsurance for 100% of casualty claims exceeding $300,000 up to the $1,000,000 policy limits. For policies with an effective date occurring in 1995 or after, the Insurers have excess reinsurance for 100% of casualty claims exceeding $500,000 up to the $1,000,000 policy limits. The Company's excess reinsurance is provided in varying amounts by three reinsurers rated "A- (Excellent)" or better by A. M. Best Company.

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

         During 1996 and 1995, GCM entered into fronting arrangements with three non-affiliated insurance companies. GCM retains no liability as the business written under these agreements is 100% ceded. Although these cessions are made to authorized reinsurers rated "A- (Excellent)" or better by A. M. Best Company, the agreements require that collateral (in the form of trust agreements and/or letters of credit) be maintained to assure payment of the unearned premiums and unpaid claims and claim adjustment expenses relating to the risks insured under these fronting arrangements. The balances in such accounts as of December 31, 1996 and 1995 total $20,174,000 and $3,527,000, respectively.

         The amounts deducted in the consolidated financial statements for reinsurance ceded as of and for the years ended December 31, 1996, 1995, and 1994 respectively, are set forth in the

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1996, 1995 and 1994

         following table. Premiums and claims ceded to the commercial automobile plans of Arkansas, California, Louisiana, Mississippi and Pennsylvania are designated as "plan servicing".


                                                1996           1995            1994
                                           ------------     ------------    ------------

         Premiums earned                   $  1,929,455       3,809,853      8,223,984

         Premiums earned - plan
           servicing                       $  4,760,785       5,307,038      5,101,098

          Premiums earned - fronting
           arrangements                    $ 16,081,808         721,752           --

         Claims and claim adjustment
           expenses                        $   (206,429)     13,188,258      6,425,030

         Claims and claim adjustment
           expenses - plan servicing       $  6,886,339       5,055,997      5,728,201

          Claim and claim adjustment
           expenses - fronting
           arrangements                    $ 11,317,277         418,573           --




         The amounts included in the Consolidated Balance Sheets for reinsurance ceded under fronting arrangements and reinsurance ceded to the commercial automobile plans of Arkansas, California, Louisiana, Mississippi, and Pennsylvania were as follows:

                                                1996          1995           1994
                                                ----          ----           ----


         Unearned premiums                   $ 2,149,286     2,836,492     2,517,709

          Unearned premiums - fronting
            arrangements                     $13,625,619     2,544,837          --

         Unpaid claims and claim
           adjustment expenses               $11,012,699     9,842,815     9,829,640

         Unpaid claims and claim
           adjustment expenses -
           fronting arrangements             $ 4,321,085       266,720          --

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1996, 1995 and 1994


         The Insurers remain directly liable to their policyholders for all policy obligations and the reinsuring companies are obligated to the Insurers to the extent of the reinsured portion of the risks.

         The Insurers, for years prior to 1993, utilized reinsurance arrangements with various non-affiliated admitted insurance companies, whereby the Insurers underwrote the coverage and assumed the policies 100% from the companies. During 1995, 1994 and 1993, the business generated from these arrangements was in a run-off position. These arrangements require that the Insurers maintain escrow accounts to assure payment of the unearned premiums and unpaid claims and claim adjustment expenses relating to risks insured through such arrangements and assumed by the Insurers. For each of the years ended December 31, 1996, 1995, and 1994, the balance in such escrow accounts totalled $1,100,000. For 1996, 1995 and 1994, the premiums earned by assumption were $0, $(2,496) and $0, respectively and the assumed unpaid claims and claim adjustment expenses were $1,845,000, $4,427,000 and $6,804,000, respectively.

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


(5)      FEDERAL INCOME TAXES

         In the accompanying consolidated statements of operations, the provisions for Federal income tax as a percent of related pretax income differ from the Federal statutory income tax rate. A reconciliation of income tax expense using the Federal statutory rates to actual income tax expense follows:


                                           1996           1995           1994
                                       -----------    -----------    -----------

         Income tax expense at 35%     $ 7,384,371      8,392,950      7,128,617
         Tax-exempt interest income     (2,308,364)    (2,039,995)    (1,690,901)
         Stock option exercise             (70,714)            --        (92,373)
         Building rehabilitation tax
           credit                          (77,102)            --        (30,614)
         Other, net                        150,444           (951)      (116,052)
                                       -----------    -----------    -----------
              Income tax expense       $ 5,078,635      6,352,004      5,198,677
                                       ===========    ===========    ===========

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1996, 1995 and 1994

         The FASB issued Statement 109 "Accounting for Income Taxes" which changed the Company's method of accounting for income taxes. Under APB 11, the primary objective was to match the tax expense with pre-tax operating income on the statement of operations. Under Statement 109, the primary objective is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. As a consequence, the portion of the tax expense which is a result of the change in the deferred tax asset or liability may not always be consistent with the income reported on the statement of operations. In the Company's opinion, there will be adequate earnings in future years to recover its deferred tax asset and as such, the Company has not established a valuation allowance.


         The following table represents the tax effect of temporary differences giving rise to the net deferred tax asset established under Statement 109.

                                                                                               As of December 31
                                                                                           -----------------------------
                                                                                               1996              1995
                                                                                           -----------        ----------

    Deferred tax assets:
      Discounting of unpaid claims and claim adjustment expenses                           $ 4,510,836         4,307,059
      Discounting of unearned premiums                                                       3,418,599         3,316,746
      Accruals not currently deductible                                                         41,640           124,667
      Deferred service fee income                                                              207,584           171,652
      Other                                                                                     44,557            48,419
                                                                                            ----------         ---------
        Total deferred tax assets                                                            8,223,216         7,968,543
                                                                                             ---------         ---------

    Deferred tax liabilities:
      Deferred policy acquisition costs and deferred ceding commission income                4,452,344         4,259,000
      Unrealized gains on investments                                                          267,440           578,091
      Depreciation and amortization                                                            504,547           495,840
      Other                                                                                     42,375            56,898
                                                                                            ----------         ---------
        Total deferred tax liabilities                                                       5,266,706         5,389,829
                                                                                             ---------         ---------

    Net deferred tax asset                                                                 $ 2,956,510         2,578,714
                                                                                             =========         =========


(6)      SHAREHOLDERS' EQUITY

         The Company has 250,000,000 shares of authorized $.10 par value common stock. Of the authorized shares, 21,670,369 and 21,637,481 were issued as of December 31, 1996 and 1995, respectively and 21,087,407 and 21,525,221 were outstanding as of December 31, 1996 and 1995, respectively. The Company also has 10,000,000 shares of preferred stock with $100 par value authorized of which no shares have been issued. The Board of Directors can designate the relative rights and preferences of the authorized preferred stock to be issued.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1996, 1995 and 1994

         In 1991, the Company adopted a policy to pay a quarterly cash dividend of $.01 per share on its common stock every quarter until further action by the Board of Directors. In November of 1995, the Board of Directors increased the cash dividend to $.0125 per share and announced the discontinuance of the semi-annual stock dividends. In August of 1996, the Board of Directors increased the cash dividend to $.015 per share. The Board of Directors granted 5% stock dividends to shareholders of record on March 31, 1995, September 30, 1995, March 31, 1994 and September 30, 1994. The market value of the stock dividends was charged to retained earnings, common stock was credited for the par value, the excess of market value over par value was credited to additional paid-in capital and cash was paid in lieu of issuing fractional shares. The earnings per share computation and the number of stock options and their exercise price have been retroactively adjusted for the effect of the stock dividends.

         The amount of consolidated statutory shareholder's equity or policyholders' surplus of General Agents and MGAI was $57,011,890, $47,880,301 and $40,100,250 at December 31, 1996, 1995 and 1994,
         respectively, and the amount of consolidated statutory net income was $15,829,108, $15,167,151 and $13,909,896 for the years ended 1996,
         1995, and 1994, respectively. The amount of policyholders' surplus of GCM was $2,000,001, $2,260,001 and $2,250,001 at December 31, 1996,
         1995 and 1994, respectively, and the amount of statutory net income was $115,563, $369,356 and $644,257 for the years ended December 31, 1996, 1995 and 1994, respectively. The Company's statutory capital significantly exceeds the benchmark capital level under the Risk Based Capital formula for its major insurance companies.

         Statutes in Texas and Oklahoma restrict the payment of dividends by the insurance company subsidiaries to the available surplus funds derived from their realized net profits. The maximum amount of cash dividends that each subsidiary may declare without regulatory approval in any 12-month period is the greater of net income for the 12-month period ended the previous December 31 or ten percent (10%) of policyholders' surplus as of the previous December 31. At December 31, 1996, General Agents, the Oklahoma subsidiary, had net income of $12,509,842 and policyholders' surplus of $57,011,890 and MGAI, the Texas subsidiary, had net income of $4,869,266 and policyholders' surplus of $20,112,729.

         In 1988, the Board of Directors declared, pursuant to a Rights Plan, a dividend distribution of one common share purchase right on each outstanding share of $.10 par value common stock. The dividend distribution was made on March 18, 1988, payable to shareholders of record on that date. In 1993, the Board of Directors amended the Rights Plan and extended the expiration date of these rights from March 18, 1998 to May 25, 2003. Each right, as amended during 1993, has an exercise price of $70. The rights are not exercisable until the Distribution Date (as defined in the Rights Plan). The Rights Plan provides, among other things, that if any person or group (other than the Company, one of its subsidiaries or an employee benefit plan of the Company or a subsidiary) acquires 20% or more of the Company's common stock (except pursuant to an offer for all outstanding common stock which the Continuing Directors (as defined in the Rights Plan) have determined to be in the best interests of the Company and its shareholders), if a 20% holder engages in certain self-dealing transactions or if a holder of 15% or more of the Company's

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1996, 1995 and 1994

         common stock is declared an Adverse Person (as defined in the Rights
         Plan) by the Board of Directors, each holder of a right (other than the 20% holder or the Adverse Person, whose rights would become null and void) would have the right to receive, upon exercise of the right, common stock having a market value of two times the exercise price of the right. The Company is able to redeem rights under certain conditions set forth in the Rights Plan. If, following a public announcement that a person has acquired 20% or more of the common stock, the Company is acquired in a merger (other than a merger which follows an offer approved by the Continuing Directors as defined in the Rights Plan) or other business combination transaction or if 50% of the assets or earning power of the Company is sold, each right (except rights which have previously become null and void as described above), will entitle its holder to purchase, at the right's then-current exercise price, shares of the acquiring Company's common stock having a market value of two times the exercise price of the right.

(7)      BENEFIT PLANS

         At December 31, 1996, the Company had two stock option plans, the 1990 Stock Option Plan (90 Plan) and the 1995 Stock Option Plan (95 Plan). Under the 90 Plan, all options available have been granted and are fully vested. Any unexercised options will expire in the year 2000. The 95 Plan approved by the shareholders on May 10, 1996, reserved 1,071,000 shares for issuance under this plan. Options granted under the 95 Plan have a maximum ten year term and are exercisable at the rate of 20% immediately upon grant and 20% on each of the first four anniversaries of the grant date. The exercise price of each option equals the market price of the Company's stock on the date of grant.

         A summary of the status of the Company's outstanding options as of December 31, 1996 and 1995, and changes during the years ended December 31, 1996 and 1995 is presented below:

                                                   1996                         1995
                                        ---------------------------  ----------------------------
                                                        Weighted                      Weighted
                                        Underlying      Average      Underlying       Average
           Options                        Shares     Exercise Price    Shares     Exercise Price
           -------                      ----------   --------------  ----------   ---------------
Outstanding, beginning of period          401,277    $         2.60    388,095    $         2.99
Granted                                   984,397    $        10.57         --
Adjustment for stock dividends                 --                       39,311
Exercised                                 (32,888)   $         2.14    (16,316)   $         2.36
Forfeited                                      --                       (9,813)   $         8.16
                                        ---------                      -------
Outstanding, end of period              1,352,786    $         8.38    401,277    $         2.60
                                        =========                      =======
Options exercisable at end of period      565,265                      401,277
Weighted-average fair value of
  options granted during the period    $     4.43                           --

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1996, 1995 and 1994





         The following table summarizes information for the stock options outstanding at December 31, 1996:


                                              Options Outstanding                                   Options Exercisable
                      ----------------------------------------------------------------   ---------------------------------------
                             Number            Weighted Average           Weighted             Number              Weighted
      Range of             Outstanding            Remaining               Average            Exercisable            Average
   Exercise Prices         at 12/31/96         Contractual Life        Exercise Price        at 12/31/96        Exercise Price
------------------    -----------------   ------------------------   -----------------   -----------------   -------------------
$   2 to 9                 368,389          3.75 years                 $     2.52              368,389           $      2.52

$   9 to 11                984,397          9.47 years                 $    10.57              196,876           $     10.57
                        ----------                                                             -------

$   2 to 11              1,352,786          7.91 years                 $     8.38              565,265           $      5.40
                        ==========                                                             =======




         The Company applies APB 25 and related Intepretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. No options were granted during 1995. Had compensation cost been determined consistent with Statement 123 for the options granted during 1996, the Company's net income and earnings per share would have been the pro forma amounts indicated below:


                                                                      Year ended December 31, 1996
Net income                                 As reported                      $  16,019,567

                                           Pro forma                        $  15,504,676

Primary earnings per share                 As reported                      $        0.74

                                           Pro forma                        $        0.71

Fully diluted earnings per share           As reported                      $        0.74

                                           Pro forma                        $        0.71





         The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model using an expected dividend yield of 1.5%, an expected volatility of 34%, a risk-free interest rate of 6.05% and an expected life of 7.5 years.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1996, 1995 and 1994


         The Company has a profit sharing and trust plan for the benefit of its eligible employees. Contributions are made in such amounts as the Company elects. The annual contributions amounted to $578,107, $605,935, and $536,124 for 1996, 1995 and 1994, respectively.

         The Company has an incentive compensation plan in which certain key officers of the Company participate and earn bonuses. The fund from which bonuses are paid is comprised of net income for the current year that is in excess of ten percent (10%) of beginning shareholders' equity for the current year, with the fund not to exceed ten percent (10%) of net income for the current year.

(8)      CONTINGENCIES

         In the normal course of its operations, the Company has been named as defendant in various legal actions seeking payments for claims denied by the Company and other monetary damages. The Company's management believes that unpaid claims and claim adjustment expenses are adequate to cover possible liability from lawsuits which arise in the normal course of its insurance business. In the opinion of the Company's management the ultimate liability, if any, resulting from the disposition of all claims will not have a material adverse effect on the Company's consolidated financial position or results of operations. The Company does not have any financial instruments where there is off-balance-sheet-risk of accounting loss due to credit or market risk. There is credit risk in the premiums receivable and reinsurance balances receivable of the Company. At December 31, 1996 and 1995 the Company did not have a premiums receivable balance nor a reinsurance balance receivable from any one entity that was material with regard to shareholders' equity.

(9)      QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following table contains selected unaudited consolidated financial data for each quarter (in thousands, except per share data):

                                               1996 Quarter                           1995 Quarter
                                -------------------------------------    ------------------------------------
                                 Fourth     Third    Second     First    Fourth     Third    Second     First
                                -------    ------    ------    ------    ------    ------    ------    ------
Gross premiums
   written                      $29,107    27,065    29,240    24,588    30,013    27,772    25,762    24,525
Total revenues                   30,317    30,067    29,460    28,960    29,237    27,736    25,920    24,810
Total expenses                   25,192    26,000    23,331    23,184    21,134    22,251    20,766    19,573
Net income                        3,933     3,298     4,514     4,275     5,772     4,083     3,878     3,893

 Net income per                 $   .18       .15       .21       .20       .26       .19       .18       .18
  share (a)

 Common share
  prices (a) (b)
  High                           10 3/4    10 3/4    11 5/8    11 3/4    11 7/8     9 1/2    10 1/2        10
  Low                             8 3/4     9 3/8     9 7/8     9 3/4    8 5/16    8 7/16    9 5/16         7


          (a) Adjusted for stock dividends and stock splits effected as stock dividends.
          (b) As reported by the American Stock Exchange from January 1, 1995 to July 30, 1996. As reported by the New York Stock Exchange thereafter.

           INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTARY INFORMATION


The Board of Directors and Shareholders GAINSCO, INC:


Under date of February 24, 1997, we reported on the consolidated balance sheets of GAINSCO, INC. and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                                          KPMG Peat Marwick LLP

Dallas, Texas
February 24, 1997

                                                                     Schedule I

                         GAINSCO, INC. AND SUBSIDIARIES

                         Summary of Investments - Other
                      Than Investments in Related Parties

                             (Amounts in thousands)



                                                             As of December 31
                                    --------------------------------------------------------------------
                                             1996                    1995                   1994
                                    --------------------     ------------------     --------------------
                                    Amortized     Fair       Amortized   Fair       Amortized    Fair
Type of Investment                    Cost        Value        Cost      Value         Cost      Value
------------------                  ---------   --------     ---------  --------    ---------   --------
Fixed Maturities:
  Bonds held to maturity:
    U.S. government
      securities                    $  7,731       7,748       9,606       9,733      10,555      10,213
    Tax exempt state and
      municipal bonds                 97,199      97,977      87,696      88,689     113,088     111,687

  Bonds available for sale:
    Tax exempt state and
      municipal bonds                 76,880      77,644      77,478      79,130      25,779      25,693

  Certificates of deposit                595         595         620         620         570         570
                                    --------    --------    --------    --------    --------    --------

  Total fixed maturities             182,405     183,964     175,400     178,172     149,992     148,163
                                    --------    --------    --------    --------    --------    --------


Short-term investments                20,662      20,662       5,975       5,975      10,394      10,394
                                    --------    --------    --------    --------    --------    --------


  Total investments                 $203,067     204,626     181,375     184,147     160,386     158,557
                                    ========    ========    ========    ========    ========    ========


See accompanying independent auditors' report on supplementary information.

                                                                    Schedule II

               CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                                 GAINSCO, INC.
                                (PARENT COMPANY)

                                 Balance Sheets
                           December 31, 1996 and 1995


                            Assets                             1996              1995
                            ------                          ------------        --------

Investments in subsidiaries                                 $ 102,217,935      95,951,627
Cash                                                                8,243             776
Net receivables from subsidiaries                               7,289,111       3,695,959
Other assets                                                      159,492          63,500
                                                            -------------     -----------

                  Total assets                              $ 109,674,781      99,711,862
                                                            =============     ===========


             Liabilities and Shareholders' Equity

Liabilities:
  Accounts payable                                          $       5,887            --
  Dividends payable                                               316,312         269,066
  Other liabilities                                                  --               900
                                                            -------------     -----------
         Total liabilities                                        322,199         269,966
                                                            -------------     -----------

Shareholders' equity:
  Preferred stock ($100 par value, 10,000,000
    shares authorized, none issued)                                  --              --
  Common stock ($.10 par value, 250,000,000
    shares authorized, 21,670,369 issued at
    December 31, 1996 and 21,637,481 issued at
    December 31, 1995)                                          2,167,037       2,163,748
  Additional paid-in capital                                   87,610,379      87,543,175
  Net unrealized gains on fixed maturities                        496,675       1,073,597
  Retained earnings                                            24,517,265       9,673,968
  Treasury stock, at cost (582,962 shares in 1996,
    112,260 shares in 1995)                                    (5,438,774)     (1,012,592)
                                                            -------------     -----------
         Total shareholders' equity                           109,352,582      99,441,896
                                                            -------------     -----------

         Total liabilities and shareholders' equity         $ 109,674,781      99,711,862
                                                            =============     ===========


See accompanying notes to condensed financial statements. See accompanying independent auditors' report on supplementary information.

                                                                    Schedule II


               CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                                 GAINSCO, INC.
                                (PARENT COMPANY)

                            Statements of Operations
                  Years ended December 31, 1996, 1995 and 1994




                                                         1996            1995              1994
                                                      ------------    ------------     -----------
Revenues - dividend income                            $  9,900,000       3,115,000         800,000

Expenses - operating expenses                           (1,191,222)     (1,092,470)     (1,024,949)
                                                      ------------     -----------     -----------

  Operating income before
    Federal income tax benefit                           8,708,778       2,022,530        (224,949)


Federal income tax benefit                                (467,559)       (366,716)       (429,324)
                                                      ------------     -----------     -----------

  Income before equity in undistributed
    income of subsidiaries                               9,176,337       2,389,246         204,375

Equity in undistributed income of subsidiaries           6,843,230      15,238,609      14,964,425
                                                      ------------     -----------     -----------



                  Net income                          $ 16,019,567      17,627,855      15,168,800
                                                      ============     ===========     ===========



Net income per share                                  $        .74             .81             .70
                                                      ============     ===========     ===========



See accompanying notes to condensed financial statements. See accompanying independent auditors' report on supplementary information.

                                                                    Schedule II

               CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                                 GAINSCO, INC.
                                (PARENT COMPANY)

                       Statements of Shareholders' Equity
                  Years ended December 31, 1996, 1995 and 1994


                                                   1996            1995         1994
                                                   ----            ----         ----
Common Stock:
  Balance at beginning of year                   $ 2,163,748      1,961,137     1,765,082

  Issue of shares as stock dividends
   (2,009,797 in 1995 and 1,814,941
   in 1994)                                             --          200,980       181,495

  Exercise of options to purchase
    shares (32,888 in 1996, 16,316 in
    1995 and 145,604 in 1994)                          3,289          1,631        14,560
                                                 -----------    -----------    ----------

         Balance at end of year                    2,167,037      2,163,748     1,961,137
                                                 -----------    -----------    ----------

Additional paid-in capital:


  Balance at beginning of year                    87,543,175     69,671,214    53,495,511

  Issue of shares as stock dividends
    (2,009,797 in 1995 and 1,814,941
    in 1994)                                            --       17,835,103    15,809,524

  Exercise of options to purchase
    shares (32,888 in 1996, 16,316 in
    1995 and 145,604 in 1994)                         67,204         36,858       366,179
                                                 -----------    -----------    ----------


          Balance at end of year                 $87,610,379    $87,543,175    69,671,214
                                                 -----------    -----------    ----------



                                                                    (continued)

                                                                    Schedule II

               CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                                 GAINSCO, INC.
                                (PARENT COMPANY)

                       Statements of Shareholders' Equity
                  Years ended December 31, 1996, 1995 and 1994


                                                                1996             1995           1994
                                                           -------------     -----------     -----------

Net unrealized gains (losses) on fixed maturities:

  Balance at beginning of year                             $   1,073,597         (55,686)           --

  Cumulative effect of change in
   accounting principle                                             --              --           186,303

  Change during year                                            (576,922)      1,129,283        (241,989)
                                                           -------------     -----------     -----------

      Balance at end of year                                     496,675       1,073,597         (55,686)
                                                           -------------     -----------     -----------

Retained earnings:

  Balance at beginning of year                                 9,673,968      10,982,494      12,569,862

  Net income for year                                         16,019,567      17,627,855      15,168,800

  Cash dividends                                              (1,176,270)       (893,943)       (759,938)

  Stock dividends                                                   --       (18,042,438)    (15,996,230)
                                                           -------------     -----------     -----------

      Balance at end of year                                  24,517,265       9,673,968      10,982,494
                                                           -------------     -----------     -----------

Treasury stock:

  Balance at beginning of year                                (1,012,592)     (1,012,592)     (1,012,362)

  Change during year                                          (4,426,182)           --              (230)
                                                           -------------     -----------     -----------

      Balance at end of year                                  (5,438,774)     (1,012,592)     (1,012,592)
                                                           -------------     -----------     -----------

  Total shareholders' equity at end
    of year                                                $ 109,352,582      99,441,896      81,546,567
                                                           =============     ===========     ===========


See accompanying notes to condensed financial statements.
See accompanying independent auditors' report on supplementary information.

                                                                    Schedule II

               CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                                 GAINSCO, INC.
                                (PARENT COMPANY)

                            Statements of Cash Flows
                  Years ended December 31, 1996, 1995 and 1994


                                                          1996             1995            1994
                                                      ------------      ----------      ----------
Cash flows from operating activities:
  Net income                                          $ 16,019,567      17,627,855      15,168,800

  Adjustments to reconcile net income to cash provided by operating activities:

    Change in investments in subsidiaries                     --              --          (100,000)
    Change in net receivable from subsidiaries          (3,593,152)     (1,575,085)        241,178
    Change in other assets                                 (95,992)         (6,750)         (4,473)
    Change in accounts payable                               5,887         (18,798)         18,798
    Change in other liabilities                               (900)           --               900
    Equity in income of subsidiaries                    (6,843,230)    (15,238,609)    (14,964,425)
                                                      ------------     -----------     -----------

         Net cash provided by operating
           activities                                    5,492,180         788,613         360,778
                                                      ------------     -----------     -----------

Cash flows from investing activities:

  Cash contribution to subsidiaries                           --              --              (900)
                                                      ------------     -----------     -----------


         Net cash used for investing
           activities                                 $       --              --              (900)
                                                      ------------     -----------     -----------


                                                                    (continued)

                                                                    Schedule II

               CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                                 GAINSCO, INC.
                                (PARENT COMPANY)

                            Statements of Cash Flows
                  Years ended December 31, 1996, 1995 and 1994


                                                  1996          1995         1994
                                              -----------     --------     --------
Cash flows from financing activities:
  Cash dividends paid                         $(1,129,024)    (819,972)    (740,428)
  Payments for fractional shares
    resulting from stock dividends                   --         (6,358)      (5,215)
  Proceeds from exercise of common
    stock options                                  70,493       38,489      380,739
  Treasury stock acquired                      (4,426,182)        --           (230)
                                              -----------     --------     --------


    Net cash used for financing
      activities                               (5,484,713)    (787,841)    (365,134)
                                              -----------     --------     --------



Net increase (decrease) in cash                     7,467          772       (5,256)

Cash at beginning of year                             776            4        5,260
                                              -----------     --------     --------



Cash at end of year                           $     8,243          776            4
                                              ===========     ========     ========


See accompanying notes to condensed financial statements. See accompanying independent auditors' report on supplementary information.

                                                                    Schedule II

               CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                                 GAINSCO, INC.
                                (PARENT COMPANY)

                    Notes to Condensed Financial Statements
                        December 31, 1996, 1995 and 1994



(1)      GENERAL


                  The accompanying condensed financial statements should be read in conjunction with the notes to the consolidated financial statements for the years ended December 31, 1996, 1995 and 1994 included elsewhere in this Annual Report.

(2)      RELATED PARTIES

                  During 1994, the Company made a cash capital contribution to Risk Retention Administrators, Inc. in the amount of $900 and a capital contribution to General Agents Premium Finance Company in the amount of $100,000.


     Name of Subsidiary                        1996        1995
     ------------------                     ------------   --------
Agents Processing Systems, Inc.             $  439,711      551,211
GAINSCO Service Corp.                        5,677,163    2,688,908
General Agents Insurance
  Company of America, Inc.                   1,172,237      455,840
                                            ----------    ---------

  Net receivable from subsidiaries          $7,289,111    3,695,959
                                            ==========    =========


See accompanying independent auditors' report on supplementary information.

                                                                   Schedule III

                         GAINSCO, INC. AND SUBSIDIARIES

                      Supplementary Insurance Information

                   Years ended December, 1996, 1995 and 1994
                             (Amounts in thousands)


                                                                Other                             Amortization
                               Deferred   Reserves             policy                              of deferred    Other
                                policy   for claims          claims and   Net      Net      Claims   policy     operating    Net
                              acquisition and claim Unearned  benefits  premiums investment & claim acquisition costs and  premiums
Segment                          costs    expenses  premiums  payable    earned   income   expenses   costs(1)  expenses   written
-------                         -------   -------   -------   -------   -------   -------   -------   -------    -------   -------
Year ended December 31, 1996:


Property and casualty insurance $12,634   105,691    65,255     6,219   106,793     9,161    58,379   (27,191)    39,847   108,251
                                -------   -------   -------   -------   -------   -------   -------   -------    -------   -------

         Total                  $12,634   105,691    65,255     6,219   106,793     9,161    58,379   (27,191)    39,847   108,251
                                =======   =======   =======   =======   =======   =======   =======   =======    =======   =======


Year ended December 31, 1995


Property and casualty insurance $12,115    95,011    53,525     2,569    97,255     8,157    48,465   (24,546)    37,542   106,104
                                -------   -------   -------   -------   -------   -------   -------   -------    -------   -------

         Total                  $12,115    95,011    53,525     2,569    97,255     8,157    48,465   (24,546)    37,542   106,104
                                =======   =======   =======   =======   =======   =======   =======   =======    =======   =======


Year ended December 31, 1994


Property and casualty insurance $ 9,831    80,729    44,645     4,604    84,395     6,868    41,189   (21,301)    33,219    89,454
                                -------   -------   -------   -------   -------   -------   -------   -------    -------   -------

         Total                  $ 9,831    80,729    44,645     4,604    84,395     6,868    41,189   (21,301)    33,219    89,454
                                =======   =======   =======   =======   =======   =======   =======   =======    =======   =======



(1)  Net of the amortization of deferred ceding commission income.

See accompanying independent auditors' report on supplementary information.

                                                                    Schedule IV

                         GAINSCO, INC. AND SUBSIDIARIES

                                  Reinsurance

                  Years ended December 31, 1996, 1995 and 1994
                   (Amounts in thousands, except percentages)


                                                                              Percentage
                                           Ceded to   Assumed from            of amount
                                 Direct      other      other       Net       assumed
                                 amount    companies   companies   amount      to net
                                --------   --------    --------   --------    --------
Year ended December 31, 1996:

Premiums earned:
  Property and casualty         $125,112         --          --    125,112
  Reinsurance                         --    (18,319)         --    (18,319)
                                --------   --------    --------   --------    --------

         Total                  $125,112    (18,319)         --    106,793         - %
                                ========   ========    ========   ========    ========



Year ended December 31, 1995:

Premiums earned:
  Property and casualty         $102,779         --          --    102,779
  Reinsurance                         --     (5,522)         (2)    (5,524)
                                --------   --------    --------   --------    --------

         Total                  $102,779     (5,522)         (2)    97,255         - %
                                ========   ========    ========   ========    ========



Year ended December 31, 1994:

Premiums earned:
  Property and casualty         $ 92,619         --          --     92,619
  Reinsurance                         --     (8,224)         --     (8,224)
                                --------   --------    --------   --------    --------

         Total                  $ 92,619     (8,224)         --     84,395         - %
                                ========   ========    ========   ========    ========





See accompanying independent auditors' report on supplementary information.

                                                                    Schedule VI

                         GAINSCO, INC. AND SUBSIDIARIES

                            Supplemental Information

                  Years ended December 31, 1996, 1995 and 1994
                             (Amounts in thousands)


                                     Column A        Column B       Column C       Column D       Column E        Column F
                                     --------        --------       --------       --------       --------        --------
                                                                    Reserves
                                                                   for unpaid      Discount
                                                     Deferred        claims        if any,
                                    Affiliation       policy       and claim       deducted                         Net
                                       with        acquisition     adjustment         in          Unearned         earned
                                    registrant        costs         expenses       Column C       premiums        premiums
                                    ----------       -------       ----------      --------       --------        --------
Year ended December 31, 1996:
Property and casualty insurance        $    -         12,634        105,691           -            65,255         106,793
                                         -------      ------        -------          ---           ------         -------
         Total                         $    -         12,634        105,691           -            65,255         106,793
                                         =======      ======        =======          ===           ======         =======
Year ended December 31, 1995

Property and casualty insurance         $ -           12,115         95,011           -            53,525          97,255
                                          --          ------         ------          ---           ------          ------
         Total                          $ -           12,115         95,011           -            53,525          97,255
                                          ==          ======         ======          ===           ======          ======
Year ended December 31, 1994

Property and casualty insurance        $    -          9,831         80,729           -            44,645          84,395
                                         -------      ------         ------          ---           ------          ------
         Total                         $    -          9,831         80,729           -            44,645          84,395
                                         =======      ======         ======          ===           ======          ======


                                        Column H             Column I                Column J         Column K       Column L
                                        --------             --------                --------         --------       --------
                                                               Claim
                                                             and claim
                                                            adjustment
                                                             expenses              Amortization         Paid
                                                             incurred              of deferred         claims
                                          Net               related to:               policy         and claim          Net
                                       investment          Current Prior           acquisition       adjustment      premiums
                                         income             year years              costs (1)         expenses        written
                                        --------            ---- -----             -----------       ----------      --------
Year ended December 31, 1996:
Property and casualty insurance          9,161            53,037      5,342          (27,191)          49,762         108,251
                                         -----            ------      -----           ------           ------         -------
         Total                           9,161            53,037      5,342          (27,191)          49,762         108,251
                                         =====            ======      =====           ======           ======         =======
Year ended December 31, 1995

Property and casualty insurance          8,157            48,064       401           (24,546)          38,861         106,104
                                         -----            ------      ----            ------           ------         -------
         Total                           8,157            48,064       401           (24,546)          38,861         106,104
                                         =====            ======      ====            ======           ======         =======

Year ended December 31, 1994

Property and casualty insurance          6,868            37,571      3,618          (21,301)          36,387          89,454
                                         -----            ------      -----           ------           ------         -------
         Total                           6,868            37,571      3,618          (21,301)          36,387          89,454
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

   3.5.1         Section 3.02 of the Bylaws as Amended on February 17, 1997 (10)

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

   4.6           Revised Form of Common Stock Certificate (10)

  10.2           (Restated) Incentive Compensation Plan of the
                 Registrant (Exhibit 10.2)(2)

  10.14          Profit Sharing Plan and Trust of GAINSCO, INC.
                 effective January 1, 1985, as amended, and Adoption Agreement
                 (Exhibit 10.14)(4)

  10.16          1990 Stock Option Plan of the Registrant (Exhibit
                 10.16)(4)

  10.17          Loan Agreement and Amendment No. 1 to Loan Agreement between GAINSCO
                 Service Corp., GAINSCO, INC. and Bank One Texas, N.A. (Exhibit
                 10.17)(6)

                                                                                           Sequentially
Exhibit No.                                    Description                                   No. Page
-----------                                    -----------                                   --------
 10.18           Promissory Note made by GAINSCO Service Corp. payable to Bank One,
                 Texas, N.A. (Exhibit 10.18)(6)

 10.19           Guaranty Agreement executed by GAINSCO, INC., in favor of Bank One
                 Texas, N.A. (Exhibit 10.19)(6)

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

 10.30           Second Amendment to Loan Agreement among GAINSCO Service Corp.,
                 GAINSCO, INC. and Bank One
                 Texas, N.A. made on July 26, 1990 (Exhibit 10.30)(8)

 10.31           1995 Stock Option Plan of the Registrant (Exhibit 10.31)(9)

 10.32           Clarification to the GAINSCO, INC. Executive Incentive Compensation
                 Plan (Exhibit 10.32)(9)

 10.33           Loan Agreement between GAINSCO, INC. and Bank One Texas N.A. (10)

 10.34           Promissory note made by GAINSCO, INC. payable to Bank One Texas N.A.
                 (10)

 10.35           Negative Pledge Agreement executed by GAINSCO, INC. (10)

                                                                                           Sequentially
Exhibit No.                                    Description                                   No. Page
-----------                                    -----------                                   --------
  11             (Not required to be filed as an Exhibit.  See footnote (1)(l) on page
                 47 of this 10-K Report for information called for by number 11 of the
                 Exhibit Table to Item 601 of S-K)

  22.2           Subsidiaries of Registrant (10)

  24.2           Consent of KPMG Peat Marwick to incorporation by reference (10)

  25.1           Powers of Attorney (10)

  27             Financial Data Schedule

  28.8           Schedule P from the 1996 Annual Statement of General
                 Agents Insurance Company of America, Inc. (11)

  28.9           Schedule P from the 1996 Annual Statement of MGA
                 Insurance Company, Inc. (11)

  28.10          Schedule P from the 1996 Annual Statement of
                 GAINSCO County Mutual Insurance Company (11)

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

                                                                                           Sequentially
Exhibit No.                                    Description                                   No. Page
-----------                                    -----------                                   --------
 (8)             Incorporated by reference to the Exhibit shown in parenthesis filed in the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

 (9)             Incorporated by reference to the Exhibit shown in parenthesis filed in the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(10)             Filed herewith.

(11)             Filed under Form SE.