Form 10-Q
period 1997-03-31
GAINSCO INC
filed 1997-05-13
CIK 786344

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   Form 10-Q


               Quarterly Report under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934




For Quarter Ended March 31, 1997                   Commission File Number 1-9828



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

As of March 31, 1997, there were 21,100,353 shares outstanding of the registrant's Common Stock, $.10 par value.

                         GAINSCO, INC. AND SUBSIDIARIES

                                     INDEX



                                                                            Page

PART I.  FINANCIAL INFORMATION

     Item 1.     Consolidated Financial Statements:

                 Consolidated Balance Sheets as of March 31, 1997
                 (unaudited) and December 31, 1996                             3

                 Consolidated Statements of Operations for the Three Months
                 Ended March 31, 1997 and 1996 (unaudited)                     5

                 Consolidated Statements of Cash Flows for the Three Months
                 Ended March 31, 1997 and 1996 (unaudited)                     6

                 Notes to Consolidated Financial Statements
                 March 31, 1997 and 1996 (unaudited)                           8

     Item 2.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                          12

PART II.  OTHER INFORMATION

     Item 6.     Exhibits and Reports on Form 8-K.                            15

SIGNATURE                                                                     16

                        PART I.   FINANCIAL INFORMATION

                         GAINSCO, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                                                               March 31
                                                                                  1997            December 31
                              Assets                                         (unaudited)             1996
                              ------                                         ----------           -----------
 Investments

   Fixed maturities:

     Bonds held to maturity, at amortized cost (fair
       value: $104,136,354 - 1997, $105,725,155 - 1996)                    $ 104,209,345          104,930,347

     Bonds available for sale, at fair value (Amortized cost:
      $76,400,886 - 1997, $76,879,562 - 1996)                                 76,264,062           77,643,677

     Certificates of deposit, at cost (which approximates
      fair value)                                                                595,000              595,000

   Short-term investments, at cost (which approximates
    fair value)                                                               20,683,194           20,662,282
                                                                           -------------         ------------

                  Total investments                                          201,751,601          203,831,306
 Cash                                                                          3,738,338            1,044,740

 Accrued investment income                                                     3,564,364            4,308,185

 Premiums receivable (net of allowance for doubtful
  accounts: $101,000 - 1997 and 1996)                                         14,402,355           15,824,543

 Reinsurance balances receivable                                               3,167,345            2,156,326

 Ceded unpaid claims and claim adjustment expenses                            25,217,296           26,713,154

 Ceded unearned premiums                                                      19,624,106           16,280,013

 Deferred policy acquisition costs                                            11,891,303           12,633,938

 Property and equipment (net of accumulated depreciation
  and amortization: $5,036,613 - 1997, $4,778,524 -
  1996)                                                                        7,020,045            6,981,380

 Current Federal income taxes                                                       -                 424,148

 Deferred Federal income taxes recoverable (note 1)                            3,211,219            2,956,510

 Management contract                                                           1,775,070            1,787,570

 Other assets                                                                  2,645,353            1,903,963
                                                                           -------------          -----------

             Total assets                                                  $ 298,008,395          296,845,776
                                                                           =============          ===========



See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                                                               March 31
                                                                                1997             December 31
 Liabilities and Shareholders' Equity                                        (unaudited)             1996
 ------------------------------------                                        -----------         -----------
 Liabilities:

   Unpaid claims and claim adjustment expenses                             $ 106,905,701         105,691,588

   Unearned premiums                                                          65,369,974          65,255,153

   Commissions payable                                                           203,718           2,689,337

   Accounts payable                                                            3,582,539           4,670,947

   Reinsurance balances payable                                                3,150,738           1,057,923

   Deferred revenue                                                              963,503             593,300

   Drafts payable                                                              4,906,758           6,219,044

   Dividends payable (note 3)                                                    316,505             316,312

   Other liabilities                                                             437,369             999,590

   Current Federal income taxes payable (note 1)                                 429,949                 -
                                                                           -------------         -----------

          Total liabilities                                                  186,266,754         187,493,194
                                                                           -------------         -----------


 Shareholders' Equity (note 6):

   Preferred stock ($100 par value, 10,000,000 shares
    authorized, none issued)                                                       -                    -

   Common stock ($.10 par value, 250,000,000 shares
    authorized, 21,690,315 issued at March 31, 1997
    and 21,670,369 issued at December 31, 1996)                                2,169,032           2,167,037

   Additional paid-in capital                                                 87,651,137          87,610,379

   Net unrealized gain (loss) on fixed maturities (note 1)                       (88,936)            496,675

   Retained earnings                                                          27,511,531          24,517,265

   Treasury stock (589,962 shares at March 31, 1997 and
    582,962 shares at December 31, 1996)                                      (5,501,123)         (5,438,774)
                                                                           -------------         -----------

          Total shareholders' equity                                         111,741,641         109,352,582
                                                                           -------------         -----------

          Total liabilities and shareholders' equity                       $ 298,008,395         296,845,776
                                                                           =============         ===========

See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                       Quarter ended March 31
                                                             ------------------------------------------

                                                                 1997                          1996
                                                             -----------                   ------------
 Revenues:
   Premiums earned (note 2)                                 $ 25,875,402                    26,148,370
   Net investment income                                       2,286,976                     2,204,104
   Net realized gains (note 1)                                    41,511                        54,981
   Insurance services                                            591,031                       553,235
                                                            ------------                   -----------

     Total revenues                                           28,794,920                    28,960,690
                                                            ------------                   -----------


 Expenses:
   Claims and claim adjustment expenses
    (note 2)                                                  15,207,636                    13,315,986
   Commissions                                                 4,734,804                     5,474,405
   Change in deferred policy acquisition costs                   742,635                       539,273
   Underwriting and operating expenses                         3,884,358                     3,854,499
                                                            ------------                   -----------

     Total expenses                                           24,569,433                    23,184,163
                                                            ------------                   -----------


       Income before Federal income taxes                      4,225,487                     5,776,527


 Federal income taxes:
   Current expense                                             1,000,831                     1,322,106
   Deferred expense                                               60,619                       179,907
                                                            ------------                   -----------

     Total taxes                                               1,061,450                     1,502,013
                                                            ------------                   -----------


       Net income                                           $  3,164,037                     4,274,514
                                                            ============                    ==========

       Net income per share                                          .15                           .20
                                                                     ===                           ===





See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                 Quarter ended March 31
                                                                            -------------------------------

                                                                              1997                   1996
                                                                           ----------             ----------
 Cash flows from operating activities:
   Net income                                                             $ 3,164,037              4,274,514

   Adjustments to reconcile net income to cash provided by operating activities:

     Depreciation and amortization                                          1,217,568              1,176,713

     Change in deferred Federal income taxes recoverable                       60,619                179,907

     Change in accrued investment income                                      743,821              1,072,766

     Change in premiums receivable                                          1,422,188              2,232,879

     Change in reinsurance balances receivable                             (1,011,019)            (2,233,782)

     Change in ceded unpaid claims and claim adjustment
      expenses                                                              1,495,858               (952,426)

     Change in ceded unearned premiums                                     (3,344,093)            (3,626,228)

     Change in deferred policy acquisition costs                              742,635                539,273

     Change in management contract                                             12,500                 12,500

     Change in other assets                                                  (741,390)                23,830

     Change in unpaid claims and claim adjustment
      expenses                                                              1,214,113              2,463,489

     Change in unearned premiums                                              114,821              1,741,216

     Change in commissions payable                                         (2,485,619)            (1,218,429)

     Change in accounts payable                                            (1,088,408)            (1,295,508)

     Change in reinsurance balances payable                                 2,092,815                876,975

     Change in deferred revenue                                               370,203                319,222

     Change in drafts payable                                              (1,312,286)               991,547

     Change in other liabilities                                             (562,221)              (459,494)

     Change in current Federal income taxes payable                         1,000,831                440,169
                                                                          -----------              ---------

       Net cash provided by operating activities                          $ 3,106,973              6,559,133
                                                                          -----------              ---------


See accompanying notes to consolidated financial statements.
                                                                     (continued)

                         GAINSCO, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                       Quarter ended March 31
                                                                ------------------------------------

                                                                   1997                       1996
                                                                ---------                  ---------
 Cash flows from investing activities:

      Bonds held to maturity:
        Matured                                             $    432,052                   4,816,500

      Bonds available for sale:
        Sold                                                   5,906,577                   3,754,704
        Matured                                                4,932,129                     632,400
        Purchased                                            (11,030,559)                 (7,002,710)

      Property and equipment purchased                          (296,754)                   (241,152)

      Net change in short-term investments                       (20,912)                 (8,889,034)
                                                            ------------                  ----------
           Net cash used for investing activities                (77,467)                 (6,929,292)
                                                            ------------                  ----------


 Cash flows from financing activities:

      Cash dividends paid                                       (316,312)                   (269,066)

      Proceeds from exercise of stock options                     42,753                         -


      Treasury stock acquired                                    (62,349)                       -
                                                           -------------                  ----------
           Net cash used by financing activities                (335,908)                   (269,066)
                                                           -------------                  ----------



 Net increase (decrease) in cash                               2,693,598                    (639,225)


 Cash at beginning of period                                   1,044,740                   1,774,608
                                                           -------------                  ----------

 Cash at end of period                                     $   3,738,338                   1,135,383
                                                           =============                  ==========





See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                  (Unaudited)


(1)    Summary of Accounting Policies

       (a)    Basis of Consolidation

              In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of GAINSCO, INC. and subsidiaries (the "Company") as of March 31, 1997, the results of operations and the statements of cash flows for the three months ended March 31, 1997 and 1996, on the basis of generally accepted accounting principles. The December 31, 1996 balance sheet included herein is derived from the consolidated financial statements included in the Company's 1996 Annual Report to Shareholders.

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

              Reference is made to the Company's annual consolidated financial statements for the year ended December 31, 1996 for a description of all other accounting policies.

       (b)    Investments

              Bonds are stated at amortized cost, bonds available for sale are stated at fair value. Short-term investments are stated at cost. The "specific identification" method is used to determine costs of investments sold. Since investments not available for sale are generally held until maturity or recovery of fair value, provisions for possible losses are recorded only when the values have experienced impairment considered "other than temporary". The bonds available for sale had an unrealized loss of $88,936 at March 31, 1997, net of the deferred tax benefit of $47,888, and an unrealized gain at December 31, 1996 of $721,267 net of the deferred tax expense of $388,375.

              Proceeds from the sale of bond securities totalled $5,906,577 and $3,754,704 for the three months ended March 31, 1997 and 1996, respectively. Realized gains were $50,884 and $54,981 for the three months ended March 31, 1997 and 1996, respectively. Realized losses were $9,373 and $0 for the three months ended March 31, 1997 and 1996, respectively.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                  (Unaudited)

       (c)    Federal Income Taxes

              The Company and its subsidiaries file a consolidated Federal income tax return. Deferred income tax items are accounted for under the deferred method which provides for timing differences between the reporting of earnings for financial statement purposes and for tax purposes, primarily deferred policy acquisition costs, the discount on unpaid claims and claim adjustment expenses and the nondeductible portion of the change in unearned premiums. The Company paid no income taxes during the three months ended March 31, 1997 and $881,937 during the three months ended March 31, 1996.

       (d)    Earnings Per Share

              The computation of earnings per share, as adjusted, is based on the weighted average number of common shares outstanding, including common stock equivalents. For the three months ended March 31, 1997 and 1996, the weighted average number of common shares outstanding was 21,087,144 and 21,525,221, respectively, and common stock equivalents were 249,225 and 308,529, respectively.

(2)    Reinsurance

       The amounts deducted in the Consolidated Statements of Operations for reinsurance ceded for the three months ended March 31, 1997 and 1996, respectively, are set forth in the following table.

       Premiums and claims ceded to the commercial automobile plans of Arkansas, California, Louisiana, Mississippi and Pennsylvania are designated as "plan servicing".

                                                                  Three months
                                                                 ended  March 31
                                                 ------------------------------------------------
                                                      1997                              1996
                                                 --------------                    --------------
         Premiums earned                         $   407,566                           503,140

         Premiums earned - plan
          servicing                              $ 1,091,317                         1,439,491

         Premiums earned -
          fronting arrangements                  $ 7,186,843                         1,778,761

         Claims and claim
          adjustment expenses                    $(1,294,952)                        1,264,506

         Claims and claim
          adjustment expenses -
          plan servicing                         $ 1,023,773                         2,354,949

         Claims and claim
          adjustment expenses -
          fronting arrangements                  $ 4,676,189                         1,375,852

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                  (Unaudited)


       The amounts included in the Consolidated Balance Sheets for reinsurance ceded to the commercial automobile plans of Arkansas, California, Louisiana, Mississippi and Pennsylvania and the fronting arrangements as of March 31, 1997 and December 31, 1996 were as follows:

                                                  1997                                   1996
                                              ------------                           -----------
         Unearned premiums                     $ 2,025,774                             2,149,286

         Unearned premiums -
          fronting arrangements                $17,126,537                            13,625,619

         Unpaid claims and claim
          adjustment expenses                  $10,171,881                            11,012,699

         Unpaid claims and claim
         adjustment expenses -
         fronting arrangements                 $ 5,020,155                             4,321,085

       The Company remains directly liable to its policyholders for all policy obligations and the reinsuring companies are obligated to the Company to the extent of the reinsured portion of the risks. The Company does not have a provision for uncollectible reinsurance and does not feel one is warranted since all of the reinsurers on its working treaties are rated "A- (Excellent)" or better by A. M. Best Company and/or the Company is adequately collateralized on existing and anticipated claim recoveries.

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

(3)    Shareholders' Equity

       As of March 31, 1997 there were 348,443 options, at an average exercise price of $2.60 per share, that have been granted to officers and directors of the Company under the 1990 Stock Option Plan and 984,397 options at an average exercise price of $10.57 per share, that have been granted to officers and directors of the Company under the 1995 Stock Option Plan.

       In July 1996, the Board of Directors authorized the repurchase of up to 500,000 shares of the

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                  (Unaudited)

       Company's common stock. In November, 1996, the Board of Directors authorized the repurchase of an additional 500,000 shares of the Company's common stock. As of December 31, 1996, the Company had purchased 470,702 shares at a cost of $4,426,182. During the first quarter of 1997, the Company purchased 7,000 shares at a cost of $62,349.

       The Company's policy is to pay a quarterly cash dividend of $.015 per share every quarter until further action is taken by the Board of Directors. A cash dividend of $316,505 was paid on April 15, 1997.

                         GAINSCO, INC. AND SUBSIDIARIES
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


Results of Operations

Gross premiums written for the first quarter of 1997 were approximately $23,020,000 versus $24,588,000 for the comparable period of 1996. The following table presents, for each major product line, gross premiums written for the periods indicated.

                                                               Three months
                                                               ended March 31
                               ------------------------------------------------------------------------------

                                             1997                                         1996
                                ------------------------------               ------------------------------
                                                        (Amounts in thousands)
 Commercial auto               $ 13,758                    60%              $ 14,043                    57%

 Auto garage                      5,112                    22%                 6,488                    26%
 General liability                3,871                    17%                 3,838                    16%

 Other lines                        279                     1%                   219                     1%
                                 ------                   ---                 ------                   ---
      Total                    $ 23,020                   100%              $ 24,588                   100%
                                 ======                   ===                 ======                   ===

COMMERCIAL AUTO is down 2% for the first quarter of 1997 largely due to continued competition in Texas. AUTO GARAGE is down 21% for the first quarter of 1997 with the larger production states recording decreases. GENERAL LIABILITY is flat for the first quarter of 1997 with Texas contributing a 5 point increase, but California largely offsetting this with a decrease. For the first quarter of 1997, gross premium written percentages by state/product line are as follows: Texas commercial auto (20%), Kentucky commercial auto (9%), Texas general liability (7%), Pennsylvania commercial auto (6%), and Florida auto garage (5%) with no other state/product line comprising 5% or more. The persistency rate increased from 41% to 44% in 1997.

Net investment income increased 4% in the first quarter of 1997 as a result of growth in the portfolio. Because of the Company's profitability in the underwriting operations, the Company achieves the highest after tax net income by investing predominantly in tax-exempt securities. At March 31, 1997, 86% of the Company's investments were in investment grade tax-exempt bonds with an average maturity of approximately 3.4 years. Since the majority of the Company's investments are tax-exempt, the yields appear lower than those of the industry; however, the industry as a whole has a significantly greater percentage of its investments in taxable securities with substantially longer maturities. On a taxable equivalent basis the return on average investments is 6.3% for 1997 and 6.6% for 1996. The Company has the ability to hold its bond securities until their maturity date. The Company does not actively trade its bonds, however, it does classify certain bond securities as available for sale. At March 31, 1997, 4% of the Company's investments were in U.S. Treasury securities and 10% were in short-term money market funds. The Company has not invested and does not intend to invest in derivatives or high-yield ("junk") securities, nor in equity securities of "junk" debt issuers. The Company does not have any non-performing fixed maturity securities.

Insurance service revenues in the first quarter of 1997 were $37,796 above the first quarter of 1996. The following table presents the components.

                                                  Three months
                                                 ended March 31
                                ------------------------------------------------

                                 1997                                  1996
                              ---------                              --------
 Plan servicing               $ 269,313                               347,477

 Fee income                     142,216                                32,757

 Computer software               92,838                                80,882

 Premium finance                 79,794                                83,754

 Other income                     6,870                                 8,365
                              ---------                               -------
      Total                   $ 591,031                               553,235
                              =========                               =======


Plan servicing revenues from commercial automobile plans decreased 22% from the comparable 1996 period with the Louisiana plan accounting for most of the decrease. The Company is continuing to pursue management contracts with other states to administer their commercial automobile plans and is attempting to increase its participation in existing plans.

Fee income increased $109,459 as a result of significant growth in the fronting reinsurance operation.

Revenues in the computer software operation are 15% above the comparable 1996 period. Revenues are expected to show moderate increases for the year with profitable results.

Revenues from the premium finance operation in the first quarter of 1997 are 5% below the comparable 1996 period. Amounts financed were $1,197,000 versus $1,147,000 for the comparable prior year period. Premium finance notes receivable were approximately $2,039,000 at March 31, 1997 versus $1,930,000 at March 31, 1996, and the average return was 16% for 1997 versus 17% in 1996.

Claims and claim adjustment expenses (C & CAE) increased $1,891,650 in the first quarter of 1997 from the first quarter of 1996. The C & CAE ratio was 58.8% in the first quarter of 1997 versus 50.9% in the first quarter of 1996. The increase in the C & CAE ratio was largely the result of development in the commercial auto product line.

The ratio of commissions to gross premiums written is in a 21-22% range for both quarterly periods presented. Commissions decreased in the 1997 period from the 1996 period due to the decrease of premiums in 1997.

The change in deferred policy acquisition costs (DAC) resulted in a net decrease to income of $742,635 and $539,273 for the first quarter of 1997 and 1996, respectively. The change in the amount of the increase or decrease in DAC between comparable periods is directly related to the rate at which unearned premiums are increasing or decreasing as a result of premium writings. Since DAC (asset) is a function of unearned premiums (liability) the change in unearned premiums correlates to the change in DAC. The ratio of DAC to net unearned premiums was 26% and 25% at March 31, 1997 and 1996, respectively.

Underwriting and operating expenses increased slightly in the first quarter of 1997 from the first quarter of 1996, while the ratio to operating revenues remained in a 14.5 - 15.0% range.

Liquidity and Capital Resources

The primary sources of the Company's liquidity are funds generated from insurance premiums, net investment income and maturing investments. The short-term investments and cash are intended to provide adequate funds to pay claims without selling the fixed maturity investments. At March 31, 1997 the Company held short-term investments and cash of $24,421,532 which the Company believes is adequate liquidity for the payment of claims and other short-term commitments.


With regard to long term liquidity, the average duration of the investment portfolio is approximately 3 years which closely matches the average payout period of claims. The fair value of the fixed maturity portfolio at March 31, 1997 was only $209,815 below amortized cost.

Accrued investment income is lower at March, 1997, than it was at December, 1996, because the semi-annual interest payment dates of the securities in the portfolio are skewed toward January and July. The decrease in premiums receivable is a result of a larger level of premium writings in the fourth quarter of 1996 than in the first quarter of 1997. Reinsurance balances receivable increased primarily due to an increase in claims which were ceded to the CAIP plan. Ceded unpaid claims and claim adjustment expense decreased due to favorable development on claims under the excess casualty treaty. Ceded unearned premiums have increased primarily because of the fronting arrangements the Company began in 1995 which generates fee income. Deferred policy acquisition costs (DAC) decreased as a direct result of the decrease in unearned premiums. DAC was 26% of net unearned premiums at March 31, 1997 and at December 31, 1996.

Unpaid claims and claim adjustment expenses have increased as a result of the Company's growth. Commissions payable have decreased because of the annual contingent commissions which were paid to the general agents in the first quarter of 1997. Accounts payable have decreased primarily due to annual contingent incentive payments made in the first quarter of 1997. Reinsurance balances payable have increased because at March 31, 1997 three months of ceded premiums were due to the reinsurers, whereas at December 31, 1996 only one month of ceded premiums were due. Drafts payable increased because a large amount of drafts were issued late in the fourth quarter of 1996 and cleared in the first quarter of 1997. Current Federal income taxes payable increased because estimated tax payments for the first quarter are paid in April, whereas estimated tax payments for the fourth quarter are paid in December. The Company's liquidity position remains strong as a result of cash flows from underwriting and investment activities.

Net unrealized losses on fixed maturities of $88,936 were recorded during the first quarter of 1997 as a result of a decrease in the fair value of the bonds available for sale.

The Company is not aware of any current recommendations by the regulatory authorities, which if implemented, would have a material effect on the Company's liquidity, capital resources or results of operations.

                          PART II.  OTHER INFORMATION

                         GAINSCO, INC. AND SUBSIDIARIES



Item 4. Submission of Matters to a Vote of Security Holders

       None.

Item 6.  Exhibits and Reports on Form 8-K

       (a)    Exhibits

              27 Financial Data Schedule

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

                                       GAINSCO, INC.



Date:  May 13, 1997
                                       By  /s/ Daniel J. Coots
                                           ------------------------------------
                                           Daniel J. Coots
                                           Senior Vice President, Treasurer and
                                             Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER       DESCRIPTION
------       -----------
  27          Financial Data Schedule