Form 10-Q
period 1997-06-30
GAINSCO INC
filed 1997-08-12
CIK 786344

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   Form 10-Q


               Quarterly Report under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934




For Quarter Ended June 30, 1997                  Commission File Number 1-9828



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

                              Yes  [X]    No [ ]


As of June 30, 1997, there were 20,997,947 shares outstanding of the registrant's Common Stock, $.10 par value.

                         GAINSCO, INC. AND SUBSIDIARIES

                                     INDEX


                                                                           Page
                                                                           ----

PART I.  FINANCIAL INFORMATION

     ITEM 1.      CONSOLIDATED FINANCIAL STATEMENTS:

                  Consolidated Balance Sheets as of June 30, 1997
                  (unaudited) and December 31, 1996                         3

                  Consolidated Statements of Operations for the
                  Three Months and Six Months Ended
                  June 30, 1997 and 1996 (unaudited)                        5

                  Consolidated Statements of Cash Flows
                  for the Six Months Ended June 30, 1997
                  and 1996 (unaudited)                                      6

                  Notes to Consolidated Financial Statements
                  June 30, 1997 and 1996 (unaudited)                        8

     ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                      12

PART II.  OTHER INFORMATION

     ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.                        16

SIGNATURE                                                                  17

                        PART I.   FINANCIAL INFORMATION

                         GAINSCO, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                                               June 30
             Assets                                              1997          December 31
             ------                                           (unaudited)         1996
                                                               ------------   ------------
Investments
  Fixed maturities:

    Bonds held to maturity, at amortized cost (fair
      value: $101,516,711 - 1997, $105,725,155 - 1996)         $100,918,814    104,930,347

    Bonds available for sale, at fair value (Amortized cost:
     $103,696,768 - 1997, $76,879,562 - 1996)                   104,349,613     77,643,677

    Certificates of deposit, at cost (which approximates
     fair value)                                                    595,000        595,000

  Short-term investments, at cost (which approximates
   fair value)                                                    3,128,876     20,662,282
                                                               ------------   ------------

                 Total investments                              208,992,303    203,831,306

Cash                                                                330,121      1,044,740

Accrued investment income                                         4,796,964      4,308,185

Premiums receivable (net of allowance for doubtful
 accounts: $101,000 - 1997 and 1996)                             14,536,243     15,824,543

Reinsurance balances receivable                                   2,334,149      2,156,326

Ceded unpaid claims and claim adjustment expenses                27,223,318     26,713,154

Ceded unearned premiums                                          18,657,496     16,280,013

Deferred policy acquisition costs                                12,028,798     12,633,938

Property and equipment (net of accumulated depreciation
 and amortization: $5,296,878 - 1997, $4,778,524 -1996)           7,074,343      6,981,380

Current Federal income taxes                                           --          424,148

Deferred Federal income taxes recoverable (note 1)                2,998,477      2,956,510

Management contract                                               1,762,570      1,787,570

Other assets                                                      1,801,395      1,903,963
                                                               ------------   ------------
                 Total assets                                  $302,536,177    296,845,776
                                                               ============   ============



See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                                            June 30
                                                              1997            December 31
 Liabilities and Shareholders' Equity                     (unaudited)            1996
 ------------------------------------                   --------------       ------------
Liabilities:

  Unpaid claims and claim adjustment expenses           $  109,610,184       105,691,588
  Unearned premiums                                         65,167,112        65,255,153

  Commissions payable                                          903,314         2,689,337

  Accounts payable                                           4,408,159         4,670,947
  Reinsurance balances payable                                 901,812         1,057,923

  Deferred revenue                                             830,728           593,300
  Drafts payable                                             4,462,950         6,219,044

  Dividends payable (note 3)                                   314,970           316,312

  Other liabilities                                            522,830           999,590
  Current Federal income taxes payable (note 1)                 76,912              --
                                                        --------------    --------------
         Total liabilities                                 187,198,971       187,493,194
                                                        --------------    --------------


Shareholders' Equity (note 4):

  Preferred stock ($100 par value, 10,000,000 shares
   authorized, none issued)                                       --                --
  Common stock ($.10 par value, 250,000,000 shares
   authorized, 21,701,118 issued at June 30, 1997
   and 21,670,369 issued at December 31, 1996)               2,170,112         2,167,037

  Additional paid-in capital                                87,697,754        87,610,379

  Net unrealized gain on fixed maturities (note 1)             424,350           496,675
  Retained earnings                                         31,509,126        24,517,265

  Treasury stock (703,171 shares at June 30, 1997 and
   582,962 shares at December 31, 1996)                     (6,464,136)       (5,438,774)
                                                        --------------    --------------

         Total shareholders' equity                        115,337,206       109,352,582
                                                        --------------    --------------
         Total liabilities and shareholders' equity
                                                        $  302,536,177       296,845,776
                                                        ==============    ==============


See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations
                                  (Unaudited)

                                                        Three months                    Six Months
                                                        ended June 30                  ended June 30
                                                ----------------------------    ----------------------------
                                                    1997            1996            1997            1996
                                                ------------    ------------    ------------    ------------
Revenues:
  Premiums earned (note 2)                      $ 25,752,768      26,483,500      51,628,170      52,631,870
  Net investment income                            2,407,520       2,199,853       4,694,496       4,403,957
  Net realized gains (losses) (note 1)                (5,025)        141,495          36,486         196,476
  Insurance services                                 694,610         635,462       1,285,641       1,188,697
                                                ------------    ------------    ------------    ------------

    Total revenues                                28,849,873      29,460,310      57,644,793      58,421,000
                                                ------------    ------------    ------------    ------------

Expenses:
  Claims and claim adjustment expenses
 (note 2)                                         13,114,755      13,502,580      28,322,391      26,818,566
  Commissions                                      5,490,476       6,422,833      10,225,280      11,897,238
  Change in deferred policy acquisition costs       (137,495)       (665,702)        605,140        (126,429)
  Underwriting and operating expenses              4,511,250       4,071,203       8,395,608       7,925,701
                                                ------------    ------------    ------------    ------------

    Total expenses                                22,978,986      23,330,914      47,548,419      46,515,076
                                                ------------    ------------    ------------    ------------


      Income before Federal income taxes           5,870,887       6,129,396      10,096,374      11,905,924


Federal income taxes:
  Current expense                                  1,525,119       1,726,838       2,525,950       3,048,944
  Deferred expense (benefit)                         (63,642)       (112,280)         (3,023)         67,627
                                                ------------    ------------    ------------    ------------

    Total taxes                                    1,461,477       1,614,558       2,522,927       3,116,571
                                                ------------    ------------    ------------    ------------

    Net income                                  $  4,409,410       4,514,838       7,573,447       8,789,353
                                                ============    ============    ============    ============

    Net income per share                                 .21             .21             .36             .40
                                                ============    ============    ============    ============





See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                              Six Months ended June 30
                                                            ----------------------------
                                                                 1997            1996
                                                            ------------    ------------
Cash flows from operating activities:
  Net income                                                $  7,573,447       8,789,353

  Adjustments to reconcile net income to cash provided by operating activities:

    Depreciation and amortization                              2,412,293       2,382,854

    Change in deferred Federal income taxes recoverable           (3,023)         67,627

    Change in accrued investment income                         (488,779)         57,130

    Change in premiums receivable                              1,288,300        (523,618)

    Change in reinsurance balances receivable                   (177,823)        564,773

    Change in ceded unpaid claims and claim adjustment
      expenses                                                  (510,164)     (2,741,870)

    Change in ceded unearned premiums                         (2,377,483)     (5,470,133)

    Change in deferred policy acquisition costs                  605,140        (126,429)

    Change in management contract                                 25,000          25,000

    Change in other assets                                       102,568        (192,256)

    Change in unpaid claims and claim adjustment
     expenses                                                  3,918,596       7,879,998

    Change in unearned premiums                                  (88,041)      5,839,377

    Change in commissions payable                             (1,786,023)       (784,892)

    Change in accounts payable                                  (262,788)       (207,332)

    Change in reinsurance balances payable                      (156,111)          5,896

    Change in deferred revenue                                   237,428         271,651

    Change in drafts payable                                  (1,756,094)        236,460

    Change in other liabilities                                 (476,760)       (325,986)

    Change in current Federal income taxes payable               550,950        (820,193)
                                                            ------------    ------------
      Net cash provided by operating activities             $  8,630,633      14,927,410
                                                            ------------    ------------


See accompanying notes to consolidated financial statements.



                                                                     (continued)

                         GAINSCO, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                               Six Months ended June 30
                                             ----------------------------
                                                 1997            1996
                                             ------------    ------------
Cash flows from investing activities:

  Bonds held to maturity:

    Matured                                  $  6,285,369       5,160,056

    Purchased                                  (1,572,422)     (6,658,645)

  Bonds available for sale:

    Sold                                       13,292,540      10,287,583

    Matured                                     3,778,959       4,236,100

    Purchased                                 (46,484,058)    (16,892,160)

  Certificates of deposit matured                 200,000         200,000

  Certificates of deposit purchased              (200,000)       (200,000)

  Property and equipment purchased               (611,317)       (433,989)

  Net change in short-term investments         17,533,406      (8,580,848)
                                             ------------    ------------
    Net cash used for investing activities     (7,777,523)    (12,881,903)
                                             ------------    ------------


Cash flows from financing activities:

  Payment on note payable                            --        (1,750,000)

  Cash dividends paid                            (632,817)       (538,132)

  Proceeds from exercise of stock options          90,450           9,547

  Treasury stock acquired                      (1,025,362)           --
                                             ------------    ------------

    Net cash used by financing activities      (1,567,729)     (2,278,585)
                                             ------------    ------------



Net decrease in cash                             (714,619)       (233,078)

Cash at beginning of period                     1,044,740       1,774,608
                                             ------------    ------------
Cash at end of period                        $    330,121       1,541,530
                                             ============    ============



See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                  (Unaudited)


(1)      Summary of Accounting Policies

         (a)     Basis of Consolidation

                 In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of GAINSCO, INC. and subsidiaries (the "Company") as of June 30, 1997, the results of operations and the statements of cash flows for the three months and six months ended June 30, 1997 and 1996, on the basis of generally accepted accounting principles. The December 31, 1996 balance sheet included herein is derived from the consolidated financial statements included in the Company's 1996 Annual Report to Shareholders.

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

         (b)     Investments

                 Bonds are stated at amortized cost, bonds available for sale are stated at fair value. Short-term investments are stated at cost. The "specific identification" method is used to determine costs of investments sold. Since investments not available for sale are generally held until maturity or recovery of fair value, provisions for possible losses are recorded only when the values have experienced impairment considered "other than temporary". The bonds available for sale had an unrealized gain of $424,350 at June 30, 1997, net of the deferred tax expense of $228,495, and an unrealized gain at December 31, 1996 of $496,675 net of the deferred tax expense of $267,440.

                 Proceeds from the sale of bond securities $7,385,963 and $6,432,879 for the three months ended June 30, 1997 and 1996, respectively, and $13,292,540 and $10,287,583 for the six months ended June 30, 1997 and 1996, respectively. Realized gains were $16,905 and $155,051 for the three months ended June 30, 1997 and 1996, respectively, and $67,789 and $210,032 for the six months ended June 30, 1997 and 1996, respectively. Realized losses were $21,930 and $13,556 for the three months ended June 30, 1997 and 1996, respectively, and $31,303 and $13,556 for the six months ended June 30, 1997 and 1996, respectively.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                  (Unaudited)

         (c)     Federal Income Taxes

                 The Company and its subsidiaries file a consolidated Federal income tax return. Deferred income tax items are accounted for under the deferred method which provides for timing differences between the reporting of earnings for financial statement purposes and for tax purposes, primarily deferred policy acquisition costs, the discount on unpaid claims and claim adjustment expenses and the nondeductible portion of the change in unearned premiums. The Company paid income taxes of $1,975,000 and $2,987,200 during the three months ended June 30, 1997 and 1996, respectively and $1,975,000 and $3,869,137 during the six months ended June 30, 1997 and 1996, respectively.

         (d)     Earnings Per Share

                 The computation of earnings per share, as adjusted, is based on the weighted average number of common shares outstanding, including common stock equivalents. For the three months ended June 30, 1997 and 1996, the weighted average number of common shares outstanding was 21,035,609 and 21,528,190, respectively, and common stock equivalents were 243,510 and 298,360, respectively. For the six months ended June 30, 1997 and 1996, the weighted average number of common shares outstanding was 21,065,057 and 21,526,494, respectively, and common stock equivalents were 244,749 and 299,518, respectively.



(2)      Reinsurance

         The amounts deducted in the Consolidated Statements of Operations for reinsurance ceded for the three months and six months ended June 30, 1997 and 1996, respectively, are set forth in the following table.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                  (Unaudited)

Premiums and claims ceded to the commercial automobile plans of Arkansas, California, Louisiana, Mississippi and Pennsylvania are designated as "plan servicing".

                                  Three months                   Six months
                                  ended June 30                  ended June 30
                          ---------------------------   ----------------------------
                               1997           1996          1997            1996
                          ------------   ------------   ------------    ------------
Premiums earned           $    412,795        452,256        820,361         955,396

Premiums earned -
 plan servicing           $    955,541      1,195,108      2,046,858       2,634,599

Premiums earned -
 fronting arrangements    $  7,958,356      3,210,703     15,145,199       4,989,464
Claims and claim
  adjustment expenses     $    118,894        669,932     (1,176,058)      1,934,438

Claims and claim
  adjustment expenses -
 plan servicing           $  1,695,341      2,111,528      2,719,114       4,466,477
Claims and claim
  adjustment expenses -
 fronting arrangements    $  6,759,954      1,673,400     11,436,143       3,049,252

The amounts included in the Consolidated Balance Sheets for reinsurance ceded to the commercial automobile plans of Arkansas, California, Louisiana, Mississippi and Pennsylvania, and the fronting arrangements as of June 30, 1997 and December 31, 1996 were as follows:


                                              1997                   1996
                                           ----------             -----------
Unearned premiums                         $ 1,799,619              2,511,928

Unearned premiums -
  fronting arrangements                   $16,377,793              8,468,680

Unpaid claims and claim
  adjustment expenses                     $10,460,869             10,853,311
Unpaid claims and claim
  adjustment expenses -
  fronting arrangements                   $ 7,139,399              1,473,407

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

(3)      Shareholders' Equity

         As of June 30, 1997 there were 337,640 options, at an average exercise price of $2.49 per share, that had been granted to officers and directors of the Company under the 1990 Stock Option Plan and 940,648 options, at an average exercise price of $10.36 per share, that had been granted to officers and directors of the Company under the 1995 Stock Option Plan.

         In July 1996, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's common stock. In November 1996, the Board of Directors authorized the repurchase of an additional 500,000 shares of the Company's common stock. As of December 31, 1996, the Company had purchased 470,702 shares at a cost of $4,426,182. During the first six months of 1997, the Company purchased 120,209 shares at a cost of $1,025,362.

         The Company's policy is to pay a quarterly cash dividend of $.015 per share every quarter until further action is taken by the Board of Directors. A cash dividend of $314,970 was paid on July 15, 1997.

                         GAINSCO, INC. AND SUBSIDIARIES
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations



Results of Operations

Gross premiums written for the second quarter of 1997 were approximately $26,938,000 versus $29,240,000 for the comparable 1996 period representing an 8% decrease. For the first six months of 1997 gross premiums written have decreased 7% from the comparable 1996 period. The following table presents, for each major product line, gross premiums written for the periods indicated:

                                Three months                                  Six months
                                ended June 30                               ended June 30
                  ------------------------------------------    ------------------------------------------
                           1997                   1996                 1997                    1996
                  -------------------    -------------------    -------------------    -------------------
                                                    (Amounts in thousands)
Commercial auto   $ 15,477         57%   $ 16,201         55%   $ 29,235         59%   $ 30,244         56%

Auto garage          6,216         23%      7,150         25%     11,328         23%     13,638         25%

General              4,749         18%      5,651         19%      8,620         17%      9,489         18%
liability

Other lines            496          2%        238          1%        775          1%        456          1%
                  --------   --------    --------   --------    --------   --------    --------   --------
         Total    $ 26,938        100%   $ 29,240        100%   $ 49,958        100%   $ 53,827        100%
                  ========   ========    ========   ========    ========   ========    ========   ========


For the second quarter of 1997 COMMERCIAL AUTO is down 4%, AUTO GARAGE is down 13% and GENERAL LIABILITY is down 16%. For the first six months of 1997 COMMERCIAL AUTO is down 3%, AUTO GARAGE is down 17% and GENERAL LIABILITY is down 9%. Auto garage is down largely because of competition in Florida, Missouri, Pennsylvania, Texas and Virginia. General liability is down because of the general contractors class in California on which the Company took underwriting action in the past twelve months. This has been offset somewhat with a 9% increase in Texas business due to underwriting changes made in the past twelve months. For the first six months of 1997, gross premium written percentages by state/product line are as follows: Texas commercial auto (22%), Kentucky commercial auto (8%), Texas general liability (6%), Pennsylvania commercial auto (6%), and Florida garage (5%) with no other state/product line comprising 5% or more. Premiums earned decreased 3% and 2% for the three months and six months ended June 30, 1997, respectively, as a result of the decrease in premiums written.

Net investment income increased 9% from the second quarter of 1996 and increased 7% from the first six months of 1996 as a result of growth in the portfolio attributable to positive cash flows. Because of the Company's profitable underwriting results the optimal after tax income is achieved by investing predominantly in tax-exempt securities. At June 30, 1997, 89% of the Company's investments were in investment grade tax-exempt bonds with an average maturity of 3.25 years. Since the majority of the Company's investments are tax-exempt, the yields appear lower than those of the industry; however, the industry as a whole has a significantly greater percentage of its investments in taxable securities with substantially longer maturities. On a taxable equivalent basis the return on average investments is 6.3% for 1997 and 6.6% for 1996. The Company has the ability to hold its bond securities until their maturity date. The Company does not actively trade its bonds, however, it does classify certain bond securities as available for sale. At June 30, 1997, approximately 9% of the Company's investments were in U.S. Treasury securities and 2% were in short-term money market funds. The Company has not invested and does not intend to invest in derivatives or high-yield ("junk") securities, nor equity securities in issuers of "junk" debt securities. The Company does not have any non-performing fixed maturity securities.

The Company recorded net realized capital losses of $5,025 during the second quarter of 1997 versus net realized capital gains of $141,495 for the comparable 1996 period, which brings net realized capital gains for the six months to $36,486 versus $196,476 for the same period in 1996. All of the gains were generated from the bonds available for sale category of the fixed maturity portfolio.

Insurance services revenues increased $59,148 in the second quarter of 1997 from the second quarter of 1996. For the first six months of 1997 an increase of $96,944 has been recorded from the comparable 1996 period. The following table presents the components:

                           Three months             Six months
                          ended June 30             ended June 30
                    -----------------------   -----------------------
                       1997         1996         1997         1996
                    ----------   ----------   ----------   ----------
Plan servicing      $  251,761      314,613      521,074      662,090

Fee income             152,420       62,823      294,636       95,580

Computer software      209,334      158,432      302,172      239,314

Premium finance         69,204       91,039      148,998      174,793

Other income            11,891        8,555       18,761       16,920
                    ----------   ----------   ----------   ----------
         Total      $  694,610      635,462    1,285,641    1,188,697
                    ==========   ==========   ==========   ==========


Plan servicing revenues from commercial automobile plans decreased $62,853 in the second quarter of 1997 when compared to the second quarter of 1996 and are $141,016 below the comparable six month period of 1996. Plan servicing written premiums are 27% behind last year on a six month comparative basis as a result of decreases in the larger plans. The Company is continuing to pursue management contracts with other states to administer their commercial automobile plans.

Fee income increased $89,597 and $199,056 for the second quarter and six months ended 1997, respectively. This is a result of significant growth in the fronting reinsurance operation.

Revenues in the computer software operation are up 32% and 26% for the second quarter and six months ended 1997, respectively, versus the comparable 1996 periods as a result of several system sales during the second quarter of 1997. Revenues are expected to show moderate increases for the year.

Revenues from the premium finance operation are down 24% in the second quarter of 1997 from the second quarter of 1996 and are down 15% for the first six months of 1997. Through the first six months of 1997 amounts financed are $762,000 (25%) below the comparable 1996 period. The decrease is primarily attributable to certain taxicab programs that have been put into run-off for underwriting reasons. Premium finance notes receivable were approximately $1,920,000 at June 30, 1997 versus $2,397,000 at June 30, 1996 and the average annualized return is at 13%.

Claims and claim adjustment expenses (C & CAE) decreased $387,825 in the second quarter of 1997 from the second quarter of 1996. The C & CAE ratio was 50.9% in the second quarter of 1997 versus 51.0% in 1996 for the comparable period.
C & CAE have increased $1,503,825 for the first six months of 1997 over the comparable 1996 period. The C & CAE ratio was 54.9% for the first six months of 1997 and 51.0% for the comparable 1996 period.

The ratio of commissions to gross premiums written was 20% for the second quarter of 1997 versus 22% for the comparable 1996 period and it was 20% for the first six months of 1997 as compared to 22% for the comparable 1996 period. Commissions decreased in both of the 1997 periods from the 1996 periods as a result of lower contingent commissions. The ratio of commissions to premiums earned is lower in the 1997 periods than in the 1996 periods for the same reason.

The change in deferred policy acquisition costs resulted in a net increase to income of $137,495 for the second quarter of 1997 versus a net increase of $665,702 in the second quarter of 1996. A net decrease of $605,140 was recorded for the first six months of 1997 versus a net increase of $126,429 in the comparable 1996 period. The change in the amount of the increase in DAC between comparable periods is directly related to the rate at which unearned premiums are growing as a result of the growth rate of premium writings. Since DAC (asset) is a function of unearned premiums (liability) the change in DAC correlates to the change in unearned premiums. The ratio of DAC to net unearned premiums was 26% at June 30, 1997 and 1996.

Underwriting and operating expenses were up 11% in the second quarter of 1997 over 1996 and are up 6% for the first six months of 1997 over 1996, primarily as a result of increases in personnel costs resulting from additional staffing and annual merit increases in 1997 and the takedown of bad debt reserves in 1996 which did not occur in 1997.

For the first six months of 1997, net income was 14% below the comparable 1996 period. The GAAP combined ratio for the insurance operations was 88.2% for the first six months of 1997 versus 85.3% for the first six months of 1996.

Liquidity and Capital Resources

The primary sources of the Company's liquidity are funds generated from insurance premiums, net investment income and maturing investments. The short-term investments and cash are intended to provide adequate funds to pay claims without selling the fixed maturity investments. At June 30, 1997 the Company held short-term investments and cash of $3,458,997 which is adequate liquidity for the payment of claims and other short-term commitments.

With regard to long term liquidity, the average duration of the investment portfolio is 3 years. The fair value of the fixed maturity portfolio at June 30, 1997 was $1,250,742 above amortized cost.

The increase in investments and cash is attributable to the positive cash flows generated from operating activities. Short-term investments decreased during the second quarter of 1997 as a result of the Company shifting these funds into Bonds available for sale. Premiums receivable decreased as a result of the lower level of premium writings in the second quarter of 1997 than in the fourth quarter of 1996. Ceded unearned premiums have increased primarily because of the increase in fronting reinsurance.

Unpaid claims and claim adjustment expenses have increased largely as a result of the increase in fronting reinsurance. Commissions payable have decreased as a result of the annual contingent commission payments to the general agents in the first quarter of 1997. Drafts payable decreased because a large amount of drafts were issued late in the fourth quarter of 1996 and were cleared in 1997. The Company's liquidity position remains strong as a result of cash flows from underwriting and investment activities.

The Company is not aware of any current recommendations by the regulatory authorities, which if implemented, would have a material effect on the Company's liquidity, capital resources or results of operations.

                          PART II.  OTHER INFORMATION

                         GAINSCO, INC. AND SUBSIDIARIES



Item 4.   Submission of Matters to a Vote of Security Holders.

          The Corporation's Annual Meeting was held on May 12, 1997, in Fort Worth, Texas. At the Annual Meeting, shareholders elected directors for the ensuing year and ratified the selection by the Board of Directors of KPMG Peat Marwick LLP as the Company's independent auditors for the year ending December 31, 1997. The results of the meeting were as follows:

          Election of Directors                   For               Withheld
          ---------------------                   ---               --------
          Joseph D. Macchia                    18,584,992            84,830
          Jack L. Johnson                      18,586,492            83,330

          Joel C. Puckett                      18,556,905           112,917

          Sam Rosen                            18,580,818            89,004
          Harden H. Wiedemann                  18,557,584           112,238

          John H. Williams                     18,557,049           112,773
          John C. Goff                         18,561,910           107,912

          Robert J. McGee                      18,561,808           108,014

          Daniel J. Coots                      18,585,592            84,230


          Ratification of Selection of Auditors:

                                                Abstentions and Brokers
                                                -----------------------
               For                 Against             Non-Votes
               ---                 -------             ---------
          18,617,563               34,876                17,383


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


                                        GAINSCO, INC.


Date:  August 8, 1997
                                        By /s/ Daniel J. Coots
                                           ------------------------------------
                                           Daniel J. Coots
                                           Senior Vice President, Treasurer and
                                            Chief Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------

  27           Financial Data Schedule