Form 10-Q
period 1997-09-30
GAINSCO INC
filed 1997-11-12
CIK 786344

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    Form 10-Q


                Quarterly Report under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934




For Quarter Ended September 30, 1997              Commission File Number 1-9828



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


As of September 30, 1997, there were 20,916,129 shares outstanding of the registrant's Common Stock, $.10 par value.

                         GAINSCO, INC. AND SUBSIDIARIES

                                      INDEX



                                                                                        Page
                                                                                        ----

PART I.  FINANCIAL INFORMATION

     ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS:

                  Consolidated Balance Sheets as of September 30, 1997
                  (unaudited) and December 31, 1996                                       3

                  Consolidated Statements of Operations for the Three Months and
                  Nine Months Ended September 30, 1997 and 1996 (unaudited)               5

                  Consolidated Statements of Cash Flows for the Nine Months
                  Ended September 30, 1997 and 1996 (unaudited)                           6

                  Notes to Consolidated Financial Statements
                  September 30, 1997 and 1996 (unaudited)                                 8

     ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                                    13

PART II.  OTHER INFORMATION

     ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.                                      17

SIGNATURE                                                                                18


                          PART I. FINANCIAL INFORMATION

                         GAINSCO, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                                 September 30
                                                                                     1997         December 31
                               Assets                                            (unaudited)          1996
                               ------                                            ------------     -----------

Investments
  Fixed maturities:
    Bonds held to maturity, at amortized cost (fair
     value: $98,364,146 - 1997, $105,725,155 - 1996)                            $ 97,615,176       104,930,347

    Bonds available for sale, at fair value
     (amortized cost: $108,909,666 - 1997, $76,879,562 - 1996)                   109,857,397        77,643,677

    Certificates of deposit, at cost (which approximates
     fair value)                                                                     595,000           595,000

  Short-term investments, at cost (which approximates
    fair value)                                                                    9,202,651        20,662,282
                                                                                ------------      ------------

               Total investments                                                 217,270,224       203,831,306

Cash                                                                                 773,699         1,044,740

Accrued investment income                                                          4,107,102         4,308,185

Premiums receivable (net of allowance for doubtful
  accounts: $81,000 - 1997, $101,000 - 1996)                                      10,569,282        15,824,543

Reinsurance balances receivable                                                      870,667         2,156,326

Ceded unpaid claims and claim adjustment expenses                                 28,642,669        26,713,154

Ceded unearned premiums                                                           20,350,452        16,280,013

Deferred policy acquisition costs                                                 11,445,988        12,633,938

Property and equipment (net of accumulated depreciation
  and amortization: $5,571,747 - 1997, $4,778,524 - 1996)                          7,055,207         6,981,380

Current Federal income taxes recoverable (note 1)                                  1,137,066           424,148

Deferred Federal income taxes recoverable (note 1)                                 3,114,186         2,956,510

Management contract                                                                1,750,070         1,787,570

Other assets                                                                       1,850,004         1,903,963
                                                                                ------------      ------------

               Total assets                                                     $308,936,616       296,845,776
                                                                                ============       ===========


See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                                 September 30
                                                                                     1997             December 31
Liabilities and Shareholders' Equity                                              (unaudited)             1996
------------------------------------                                             ------------         -----------

Liabilities:

  Unpaid claims and claim adjustment expenses                                   $ 115,878,991         105,691,588

  Unearned premiums                                                                64,330,869          65,255,153

  Commissions payable                                                               1,326,266           2,689,337

  Accounts payable                                                                  4,622,077           4,670,947

  Reinsurance balances payable                                                        367,800           1,057,923

  Deferred revenue                                                                    817,246             593,300

  Drafts payable                                                                    4,566,757           6,219,044

  Dividends payable (note 3)                                                          313,743             316,312

  Other liabilities                                                                   772,320             999,590
                                                                                -------------         -----------

Total liabilities                                                                 192,996,069         187,493,194
                                                                                -------------         -----------


Shareholders' Equity (note 3):

  Preferred stock ($100 par value, 10,000,000 shares
    authorized, none issued)                                                             --                  --

  Common stock ($.10 par value, 250,000,000 shares
    authorized, 21,701,118 issued at September 30, 1997
    and 21,670,369 issued at December 31, 1996)                                     2,170,112           2,167,037

  Additional paid-in capital                                                       87,697,754          87,610,379

  Net unrealized gain on fixed maturities (note 1)                                    616,025             496,675
  Retained earnings                                                                32,658,787          24,517,265

  Treasury stock (784,989 shares at September 30, 1997
    and 582,962 shares at December 31, 1996)                                       (7,202,131)         (5,438,774)
                                                                                -------------         -----------

Total shareholders' equity                                                        115,940,547         109,352,582

Total liabilities and shareholders' equity                                      $ 308,936,616         296,845,776
                                                                                =============         ===========


See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                   Three months                          Nine months
                                                                 ended September 30                    ended September 30
                                                          -------------------------------       -------------------------------
                                                               1997               1996               1997               1996
                                                          ------------       ------------       ------------       ------------
Revenues:

  Premiums earned (note 2)                                $ 25,171,706         26,922,178         76,799,876         79,554,048
  Net investment income                                      2,488,573          2,352,286          7,183,069          6,756,243
  Net realized gains (note 1)                                  177,075            158,736            213,561            355,212
  Insurance services                                           646,873            634,115          1,932,514          1,822,812
                                                          ------------       ------------       ------------       ------------

    Total revenues                                          28,484,227         30,067,315         86,129,020         88,488,315
                                                          ------------       ------------       ------------       ------------

Expenses:
  Claims and claim adjustment expenses
(note 2)                                                    17,681,193         16,167,382         46,003,584         42,985,948
  Commissions                                                4,959,806          6,002,541         15,185,086         17,899,779
  Change in deferred policy acquisition costs                  582,810             (9,376)         1,187,950           (135,805)
  Underwriting and operating expenses                        4,029,910          3,840,050         12,425,518         11,765,751
                                                          ------------       ------------       ------------       ------------

    Total expenses                                          27,253,719         26,000,597         74,802,138         72,515,673
                                                          ------------       ------------       ------------       ------------

      Income before Federal income taxes                     1,230,508          4,066,718         11,326,882         15,972,642

Federal income taxes:
  Current expense (benefit)                                    (13,978)           904,701          2,511,972          3,953,645
  Deferred benefit                                            (218,919)          (135,570)          (221,942)           (67,943)
                                                          ------------       ------------       ------------       ------------

    Total taxes                                               (232,897)           769,131          2,290,030          3,885,702
                                                          ------------       ------------       ------------       ------------

    Net income                                            $  1,463,405          3,297,587          9,036,852         12,086,940
                                                          ============       ============       ============       ============

    Net income per share                                           .07                .15                .42                .55
                                                                   ===                ===                ===                ===



See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                 Nine months ended September 30
                                                                                -------------------------------
                                                                                    1997                1996
                                                                                ------------         ----------
Cash flows from operating activities:

  Net income                                                                    $  9,036,852         12,086,940

  Adjustments to reconcile net income to cash provided by operating activities:

    Depreciation and amortization                                                  3,630,837          3,537,060

    Change in deferred Federal income taxes recoverable                             (221,942)           (67,943)

    Change in accrued investment income                                              201,083          1,072,049

    Change in premiums receivable                                                  5,255,261          1,717,449

    Change in reinsurance balances receivable                                      1,285,659            990,831

    Change in ceded unpaid claims and claim adjustment
     expenses                                                                     (1,929,515)        (1,791,584)

    Change in ceded unearned premiums                                             (4,070,439)        (7,230,033)

    Change in deferred policy acquisition costs                                    1,187,950           (135,805)

    Change in management contract                                                     37,500             37,500

    Change in other assets                                                            53,959           (442,573)

    Change in unpaid claims and claim adjustment
     expenses                                                                     10,187,403         10,102,446

    Change in unearned premiums                                                     (924,284)         7,308,040

    Change in commissions payable                                                 (1,363,071)           192,874

    Change in accounts payable                                                       (48,870)            80,392

    Change in reinsurance balances payable                                          (690,123)            45,737

    Change in deferred revenue                                                       223,946            161,025

    Change in drafts payable                                                      (1,652,287)           905,248

    Change in other liabilities                                                     (227,270)          (325,168)

    Change in current Federal income taxes
      recoverable/payable                                                           (663,028)        (1,914,264)
                                                                                ------------       ------------
      Net cash provided by operating activities                                 $ 19,309,621         26,330,221
                                                                                ------------       ------------


See accompanying notes to consolidated financial statements.

                                                                     (continued)

                         GAINSCO, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                  Nine months ended September 30
                                                                 --------------------------------
                                                                      1997                1996
                                                                 ------------        ------------
Cash flows from investing activities:

  Bonds held to maturity:

    Matured                                                      $ 16,562,231         10,635,056

    Purchased                                                      (3,434,617)       (10,776,687)

  Bonds available for sale:

    Sold                                                           22,137,930         23,804,205

    Matured                                                         5,760,110          7,879,440

    Purchased                                                     (68,578,203)       (31,690,160)

  Certificates of deposit matured                                     370,000            400,000

  Certificates of deposit purchased                                  (370,000)          (375,000)

  Property and equipment purchased                                   (867,050)          (479,986)

  Net change in short-term investments                             11,459,631        (22,500,041)
                                                                 ------------       ------------

    Net cash used for investing activities                        (16,959,968)       (23,103,173)
                                                                 ------------       ------------


Cash flows from financing activities:

  Payment on note payable                                                --           (1,750,000)

  Cash dividends paid                                                (947,787)          (807,254)

  Proceeds from exercise of stock options                              90,450             60,989

  Treasury stock acquired                                          (1,763,357)          (980,192)
                                                                 ------------       ------------

    Net cash used by financing activities                          (2,620,694)        (3,476,457)
                                                                 ------------       ------------


Net decrease in cash                                                 (271,041)          (249,409)

Cash at beginning of period                                         1,044,740          1,774,608
                                                                 ------------       ------------

Cash at end of period                                            $    773,699          1,525,199
                                                                 ============       ============


See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                   (Unaudited)


(1)      Summary of Accounting Policies

         (a)      Basis of Consolidation

                  In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of GAINSCO, INC. and subsidiaries (the "Company") as of September 30, 1997, the results of operations and the statements of cash flows for the three months and nine months ended September 30, 1997 and 1996, on the basis of generally accepted accounting principles. The December 31, 1996 balance sheet included herein is derived from the consolidated financial statements included in the Company's 1996 Annual Report to Shareholders.

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

         (b)      Investments

                  Bonds are stated at amortized cost, bonds available for sale are stated at fair value. Short-term investments are stated at cost. The "specific identification" method is used to determine costs of investments sold. Since investments not available for sale are generally held until maturity or recovery of fair value, provisions for possible losses are recorded only when the values have experienced impairment considered "other than temporary". The bonds available for sale had an unrealized gain of $616,025 at September 30, 1997, net of the deferred tax expense of $331,706, and an unrealized gain at December 31, 1996 of $496,675 net of the deferred tax expense of $267,440.

                  Proceeds from the sale of bond securities totalled $8,845,390 and $13,516,622 for the three months ended September 30, 1997 and 1996, respectively, and $22,137,930 and $23,804,205 for the nine months ended September 30, 1997 and 1996, respectively. Realized gains were $183,409 and $163,782 for the three months ended September 30, 1997 and 1996, respectively, and $251,198 and $373,814 for the nine months ended September 30, 1997 and 1996, respectively. Realized losses were $6,334 and $5,046 for the three months ended September 30, 1997 and 1996, respectively, and $37,637 and $18,602 for the nine months ended September 30, 1997 and 1996, respectively.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                   (Unaudited)



         (c)      Federal Income Taxes

                  The Company and its subsidiaries file a consolidated Federal income tax return. Deferred income tax items are accounted for under the deferred method which provides for timing differences between the reporting of earnings for financial statement purposes and for tax purposes, primarily deferred policy acquisition costs, the discount on unpaid claims and claim adjustment expenses and the nondeductible portion of the change in unearned premiums. The Company paid income taxes of $1,200,000 and $1,998,772 during the three months ended September 30, 1997 and 1996, respectively and $3,175,000 and $5,867,909 during the nine months ended September 30, 1997 and 1996, respectively.

          (d)     Earnings Per Share

                  The computation of earnings per share, as adjusted, is based on the weighted average number of common shares outstanding, including common stock equivalents. For the three months ended September 30, 1997 and 1996, the weighted average number of common shares outstanding was 20,941,011 and 21,437,073, respectively, and common stock equivalents were 265,052 and 276,977, respectively. For the nine months ended September 30, 1997 and 1996, the weighted average number of common shares outstanding was 21,027,843 and 21,499,668, respectively, and common stock equivalents were 265,052 and 298,088, respectively.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                   (Unaudited)


(2)      Reinsurance

         The amounts deducted in the Consolidated Statements of Operations for reinsurance ceded for the three months and nine months ended September 30, 1997 and 1996, respectively, are set forth in the following table.


         Premiums and claims ceded to the commercial automobile plans of Arkansas, California, Louisiana, Mississippi and Pennsylvania are designated as "plan servicing".

                                   Three months                    Nine months
                                ended September 30             ended September 30
                                ------------------             ------------------
                               1997           1996            1997            1996
                               ----           ----            ----            ----

Premiums earned            $   437,469        456,185       1,257,830       1,411,581

Premiums earned -
  plan servicing           $ 1,019,691      1,059,240       3,066,549       3,693,839

Premiums earned -
  fronting arrangements    $ 8,781,263      5,392,453      23,926,462      10,381,917

Claims and claim
  adjustment expenses      $   196,734     (1,412,083)       (979,324)        522,355

Claims and claim
  adjustment expenses -
  plan servicing           $   897,735      1,432,032       3,616,849       5,898,509

Claims and claim
  adjustment expenses -
  fronting arrangements    $ 6,292,816      3,313,091      17,728,959       6,362,343


                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                   (Unaudited)


         The amounts included in the Consolidated Balance Sheets for reinsurance ceded to the commercial automobile plans of Arkansas, California, Louisiana, Mississippi and Pennsylvania, and the fronting arrangements as of September 30, 1997 and December 31, 1996 were as follows:

                                           1997               1996
                                        -----------         ----------

         Unearned premiums              $ 1,997,949          2,511,928

         Unearned premiums -            $17,897,592          8,468,680
           fronting arrangements

         Unpaid claims and claim
           adjustment expenses          $10,897,586         10,853,311

         Unpaid claims and claim
           adjustment expenses -
           fronting arrangements        $ 8,099,154          1,473,407

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

(3)      Shareholders' Equity

         As of September 30, 1997 there were 337,640 options, at an average exercise price of $2.49 per share, that have been granted to officers and directors of the Company under the 1990 Stock Option Plan and 1,016,804 options, at an average exercise price of $10.25 per share, that had been granted to officers and directors of the Company under the 1995 Stock Option Plan.

         In July 1996, the Board of Directors authorized the purchase of up to 500,000 shares of the Company's common stock. In November 1996, the Board of Directors authorized the purchase of an additional 500,000 shares of the Company's common stock. As of December 31, 1996, the

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                   (Unaudited)


         Company had purchased 470,702 shares at a cost of $4,426,182. During the first nine months of 1997, the Company purchased 202,027 shares at a cost of $1,763,357.


         The Company's policy is to pay a quarterly cash dividend of $.015 per share every quarter until further action is taken by the Board of Directors. A cash dividend of $313,743 was paid on October 13, 1997.

                         GAINSCO, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations



Results of Operations

Gross premiums written for the third quarter of 1997 were approximately $23,055,000 versus $27,065,000 for the comparable 1996 period representing a 15% decrease. For the first nine months of 1997 gross premiums written have decreased 10% from the comparable 1996 period. The following table presents, for each major product line, gross premiums written for the periods indicated:


                                             Three months                                   Nine months
                                           ended September 30                            ended September 30
                              -----------------------------------------     ----------------------------------------
                                      1997                   1996                    1997                  1996
                              ------------------     ------------------     ------------------     ------------------
                                                            (Amounts in thousands)
Commercial auto               $11,947         52%    $14,948         55%    $41,182         56%    $45,192         56%
Auto garage                     6,089         26%      6,574         24%     17,417         24%     20,227         25%
General liability               4,353         19%      5,256         20%     12,973         18%     14,745         18%
Other lines                       666          3%        287          1%      1,441          2%        729          1%
                              -------        ---     -------        ---     -------        ---     -------        ---
Total                         $23,055        100%    $27,065        100%    $73,013        100%    $80,893        100%
                              =======        ===     =======        ===     =======        ===     =======        ===

For the third quarter of 1997 COMMERCIAL AUTO is down 20%, AUTO GARAGE is down 7% and GENERAL LIABILITY is down 17%. The cancellation of the Kentucky coal truck program and the taxi programs in Connecticut and New Jersey accounts for the majority of the 15% decrease in the quarter. For the first nine months of 1997 COMMERCIAL AUTO is down 9%, AUTO GARAGE is down 14% and GENERAL LIABILITY is down 12%. The reasons for the overall quarterly decrease apply to commercial auto for the first nine months as well. Increased competition in the Pennsylvania market also contributed to the decrease in commercial auto. Auto garage is down largely because of competition in Connecticut, Missouri, Pennsylvania and Virginia. The decrease in general liability is largely due to actions taken earlier in the year in California in the general contractors class of business. For the first nine months of 1997, gross premium written percentages by state/product line are as follows: Texas commercial auto (22%), Kentucky commercial auto (7%), Texas general liability (6%), Pennsylvania commercial auto (6%), and Florida garage (5%) with no other state/product line comprising 5% or more. Premiums earned decreased 7% and 4% for the three months and nine months ended September 30, 1997, respectively, as a result of the decrease in premiums written.

Net investment income increased 6% from the third quarter of 1996 and increased 6% from the first nine months of 1996 as a result of growth in the portfolio attributable to positive cash flows. Because of the Company's profitable underwriting results the highest after tax income is achieved by investing predominantly in tax-exempt securities. At September 30, 1997, 86% of the Company's investments were in investment grade tax-exempt bonds with an average maturity of approximately 3.3 years. Since the majority of the Company's investments are tax-exempt, the yields appear lower than those of the industry; however, the industry as a whole has a significantly greater percentage of its investments in taxable securities with substantially longer maturities. On a taxable equivalent basis the return on average investments is 6.3% for 1997 and 6.5% for 1996. The Company has the ability to hold its bond securities until their maturity date. The Company does not actively trade its bonds, however, it does classify certain bond securities as available for sale. At September 30, 1997, approximately 10% of the Company's investments were in U.S. Treasury securities and 4% were in short-term money market funds. The Company has not invested and does not intend to invest in derivatives or high-yield ("junk") securities, nor equity securities in issuers of "junk" debt securities. The Company does not have any non-performing fixed maturity securities.

The Company recorded net realized capital gains of $177,075 during the third quarter of 1997 versus $158,736 for the comparable 1996 period, which brings net realized capital gains for the nine months to $213,561 versus $355,212 for the same period in 1996. All of these gains were generated from the bonds available for sale category of the fixed maturity portfolio.

Insurance services revenues increased $12,758 in the third quarter of 1997 from the third quarter of 1996. For the first nine months of 1997 an increase of $109,702 has been recorded from the comparable 1996 period. The following table presents the components:


                                         Three months                  Nine months
                                      ended September 30           ended September 30
                                    -----------------------     -----------------------
                                       1997          1996          1997          1996
                                    ---------       -------     ---------     ---------
Plan servicing                      $ 265,018       271,129       786,092       933,219
Fee income                            150,827       146,955       445,463       242,535
Computer software                     146,564       123,373       448,736       362,687
Premium finance                        76,251        87,271       225,249       262,064
Other income                            8,213         5,387        26,974        22,307
                                    ---------       -------     ---------     ---------
Total                               $ 646,873       634,115     1,932,514     1,822,812
                                    =========       =======     =========     =========



Plan servicing revenues from commercial automobile plans decreased $6,111 in the third quarter of 1997 when compared to the third quarter of 1996 and are $147,127 below the comparable nine month period of 1996. Written premiums are 10% below last year on a nine month comparative basis as a result of decreases in the Louisiana and Pennsylvania plans, the California plan is up 15% for the year. The Company continues to pursue management contracts with other states to administer their commercial automobile plans.

Fee income increased $3,872 and $202,928 for the third quarter and nine months ended 1997, respectively, as a result of continued growth in the fronting reinsurance operation.

Revenues in the computer software operation are up 19% for the third quarter and are up 24% for the nine months ended 1997 versus the comparable 1996 periods as a result of continued increases in systems sales. Revenues are expected to show increases for the year.

Revenues from the premium finance operation are down 13% in the third quarter of 1997 from the third quarter of 1996 and are down 14% for the first nine months of 1997. Through the first nine months of 1997 amounts financed are $960,000 (23%) below the comparable 1996 period. The decrease is primarily attributable to certain taxicab programs that have been put into run-off for underwriting reasons. Premium finance notes receivable were approximately $1,739,000 at September 30, 1997 versus $2,053,000 at September 30, 1996 and the average annualized return is at 14%.

Claims and claim adjustment expenses (C & CAE) increased $1,513,811 in the third quarter of 1997 from the third quarter of 1996. The C & CAE ratio was 70.2% in the third quarter of 1997 versus 60.0% in 1996 for the comparable period. The increase in the claim ratio is due to a claim reserve increase of approximately $2,600,000 recorded during the third quarter of 1997 for commercial auto claims in Kentucky from the 1995 and 1996 accident years pertaining to a coal truck program the Company has terminated. C & CAE have increased $3,017,636 for the first nine months of 1997 over the comparable 1996 period. The C & CAE ratio was 59.9% for the first nine months of 1997 and 54.0% for the comparable 1996 period.

The ratio of commissions to gross premiums written was 22% for the third quarter of 1997 and 1996. For the first nine months of 1997 the ratio was 21% versus 22% in the 1996 period. The commission ratio is lower in the 1997 period because of lower contingent commissions due to higher claim ratios. The ratio of commissions to premiums earned is lower in the 1997 periods versus the comparable 1996 periods for the same reason.

The change in deferred policy acquisition costs resulted in a net decrease to income of $582,810 for the third quarter of 1997 versus a net increase of $9,376 for the third quarter of 1996. A net decrease of $1,187,950 was recorded for the first nine months of 1997 versus a net increase of $135,805 for the comparable 1996 period. The increase or decrease in the amount of the change in DAC between comparable periods is directly related to the rate at which unearned premiums are increasing or decreasing as a result of the rate of growth or decline in premium writings. Since DAC (asset) is a function of unearned premiums (liability) the change in DAC correlates to the change in unearned premiums. The ratio of DAC to net unearned premiums was 26% at September 30, 1997 and 1996.

Underwriting and operating expenses were up 5% in the third quarter of 1997 from the third quarter of 1996 and are up 6% in 1997 over the comparable nine month period of 1996, primarily as a result of the takedown of expense reserves in 1996 that did not recur in 1997.

Unfavorable underwriting results during the third quarter of 1997 resulted in tax benefits for this quarter and lowered the effective tax rate for the first nine months of 1997 to 20% from 24% in the comparable 1996 period.

For the first nine months of 1997, net income was 25% below the comparable 1996 period. The GAAP combined ratio for the insurance operations was 93.5% for the first nine months of 1997 versus 88.0% for the first nine months of 1996.

Liquidity and Capital Resources

The primary sources of the Company's liquidity are funds generated from insurance premiums, net investment income and maturing investments. The short-term investments and cash are intended to provide adequate funds to pay claims without selling the fixed maturity investments. At September 30, 1997 the Company held short-term investments and cash of $9,976,350 which is adequate liquidity for the payment of claims and other short-term commitments.

With regard to long term liquidity, the average duration of the investment portfolio is 2.9 years. The fair value of the fixed maturity portfolio at September 30, 1997 was $1,696,701 above amortized cost.

The increase in investments is attributable to the positive cash flows generated from operating activities. Premiums receivable decreased due to premiums written for the third quarter of 1997 being below the fourth quarter of 1996. Reinsurance balances receivable have decreased due to balances due from the CAIP plans decreasing. Ceded unpaid claims and claim adjustment expenses have increased largely as a result of an increase in the fronting reinsurance program. Ceded unearned premiums have increased primarily because of the increase in fronting reinsurance. Deferred policy acquisition costs have decreased due to the decrease in unearned premiums. Current Federal income taxes recoverable have increased as a result of the estimated tax payment made during the third quarter based upon annualizing the six months of 1997 results.

Unpaid claims and claim adjustment expenses have increased as a result of the reserve increases mentioned previously and as a result of increases in claims from the fronting reinsurance programs. Unearned premiums increased due to the increase in fronting reinsurance. Commissions payable have decreased as a result of the annual contingent commission payments to the general agents in the first quarter of 1997. Reinsurance balances payable have decreased due to the decrease in writings in the plan servicing operation. Drafts payable have decreased because of the large amount of drafts issued late in the fourth quarter of 1996, that cleared in 1997. The Company's liquidity position remains strong as a result of cash flows from underwriting and investment activities.

Net unrealized gains on fixed maturities of $616,025 were recorded during the first nine months of 1997 as a result of an increase in the fair value of the bonds available for sale.

The Company's purchase of 202,027 shares of its common stock during 1997 accounts for the increase in Treasury stock.

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

                                                    GAINSCO, INC.



Date:  November 12, 1997
                                              By    /s/ Daniel J. Coots
                                                    --------------------------
                                                    Daniel J. Coots
                                                    Senior Vice President and
                                                    Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
 27                 Financial Data Schedule
