Form 10-K405
period 1997-12-31
GAINSCO INC
filed 1998-03-30
CIK 786344

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                      20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15 (d) of
                       The Securities Exchange Act of 1934

For the fiscal year ended                          Commission file number 1-9828
December 31, 1997

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

The aggregate market value of the voting stock held by non-affiliates of the registrant (17,757,596 shares) as of the close of the business on February 28, 1998 was $145,390,317 (based on the closing sale price of $8.1875 per share).

As of February 28, 1998, there were 20,857,024 shares of the registrant's $.10 Par Value Common Stock outstanding.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Documents incorporated by reference:

                           Document                                                       Form 10-K Part
                           --------                                                       --------------
Proxy Statement for the 1998 Annual Meeting to be held May 18, 1998                             III

Exhibits to Form 10-K Annual Reports filed with the SEC for fiscal years ended
December 31, 1988, 1990, 1991, 1992, 1993, 1994, 1995 and 1996                                   IV

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

    The Company is a property and casualty insurance company concentrating its efforts on certain specialty excess and surplus markets within the commercial auto, auto garage and general liability insurance lines. The Company's insurance operations are conducted through three insurance companies, General Agents Insurance Company of America, Inc., an Oklahoma corporation, MGA Insurance Company, Inc., a Texas corporation, and GAINSCO County Mutual Insurance Company, a Texas chartered company. The Company is approved to write insurance in 49 states and the District of Columbia on a non-admitted basis and in 45 states on an admitted basis. The Company markets its lines of insurance through 186 non-affiliated general agents' offices. Approximately 71% of the Company's gross premiums written during 1997 resulted from risks located in California, Florida, Kentucky, Louisiana, Pennsylvania, Tennessee and Texas.

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

    The Company, through a wholly-owned subsidiary, has developed and is marketing a computer software package related to general agency operations. Through another wholly-owned subsidiary, the Company is engaged in the premium finance business. Through MGA Insurance Company, Inc., a wholly-owned subsidiary, the Company earns fee revenues by acting as a servicing carrier for the Commercial Automobile Insurance Procedures of Arkansas, California, Louisiana, and Mississippi and the Commercial Assignment Procedure of Pennsylvania. Through GAINSCO County Mutual Insurance Company, the Company has fronting agreements with two non-affiliated insurance companies. The business written under these agreements is ceded 100% to reinsurers rated "A- (Excellent)" or better by A. M. Best Company (Best's) and 100% of the liabilities are fully collateralized with pledged investment grade securities or letters of credit.

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

                                                                       Years ended December 31
                                                ---------------------------------------------------------------------

                                                        1997                    1996                       1995
                                                -------------------      -------------------      -------------------

Gross Premiums Written:                                           (Dollar amounts in thousands)
Commercial Auto                                 $56,704          57%      62,328          57%      62,517          58%
 Auto Garage                                     23,279          23%      26,871          24%      25,270          23%
 General Liability                               17,829          18%      19,744          18%      19,052          18%
 Other Lines                                      1,964           2%       1,057           1%       1,233           1%
                                                -------     -------      -------     -------      -------     -------

  Total                                         $99,776         100%     110,000         100%     108,072         100%
                                                =======     =======      =======     =======      =======     =======


Policies in Force (End of Period)                35,962                   35,903                   34,309



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

    The Company is operating under excess casualty reinsurance treaties with three reinsurance companies, each of which reinsures a given percentage of ceded risks. The Company's excess reinsurance is provided in varying amounts by these reinsurers which are rated "A- (Excellent)" or better by A. M. Best Company.
See

"Business--Rating." The following table identifies each such reinsurer and sets forth the percentage of the coverage assumed by each of them:


                                                        Percentage of Risk Reinsured
                                                        ----------------------------
                                                        1998        1997        1996
                                                        ----        ----        ----
Excess Reinsurer
Dorinco Reinsurance Company                              35%         50%         50%
Great Lakes American Reinsurance Company                 --          40%         --
Liberty Mutual Insurance Company                         20%         --          --
PMA Reinsurance Corporation                              35%         --          50%
Republic Western Insurance Company                       10%         10%         --
                                                       ----        ----        ----
                                                        100%        100%        100%
                                                       ====        ====        ====

    The Company carries catastrophe property reinsurance to protect it against catastrophe occurrences for 95% of the property claims which exceed $500,000 but do not exceed $8,000,000. From time to time the Company makes use of facultative reinsurance to cede unusual risks on a negotiated basis.

    Beginning in 1995, the Company has entered into reinsurance fronting arrangements with non-affiliated insurance companies. The Company retains no portion as the business written under these agreements is 100% ceded. Although these cessions are made to authorized reinsurers rated "A- (Excellent)" or better by Best's, the agreements require that collateral (in the form of trust agreements and/or letters of credit) be maintained to assure payment of the unearned premiums and unpaid claims and claim adjustment expenses relating to the risks insured under these fronting arrangements.

    The Company has signed contracts in force for its reinsurance treaties for all years through 1997. The Company has written confirmations from reinsurers for 1998 regarding the basic terms and provisions under which they will assume the Company's risks, but, as of the date hereof, formal reinsurance treaty contracts with these reinsurers have not been executed. It is customary in the industry for insurance companies and reinsurers to operate under such commitments pending the execution of formal reinsurance treaties. No assurance can be given that such reinsurance treaties will be executed or, if executed, that the terms and provisions thereof will not be modified.

MARKETING AND DISTRIBUTION

    The Company markets its insurance products through 186 non-affiliated general agents' offices, commonly referred to as wholesale agents. These general agents each represent several insurance companies, some of which may compete with the Company. The general agents solicit business from independent local agents or brokers, commonly referred to as retail agents, who are in direct contact with insurance buyers.

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

    The Company has developed underwriting manuals to be used by its general agents. The general agents are authorized to bind the Company to provide insurance if the risks and terms involved in the particular coverage are within the underwriting guidelines set forth in the Company's underwriting manuals. The Company has devoted extensive resources to the development of detailed underwriting manuals so that its general agents can consistently price and select risks, and the Company believes its manuals have been a significant factor in consistently producing superior underwriting results. All manuals stipulate minimum rates to be charged for the various classes of coverage offered.

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

    The following table sets forth the changes in unpaid claims and claim adjustment expenses, net of reinsurance cessions, as shown in the Company's consolidated financial statements for the periods indicated:

                                                                  As of and for the
                                                                 years ended December 31
                                                            ----------------------------------
                                                              1997         1996         1995
                                                            --------     --------     --------
                                                                  (Amounts in thousands)
Unpaid claims and claim adjustment expenses,
  beginning of period                                       $105,691       95,011       80,729
Less: Ceded unpaid claims and claim adjustment
  expenses, beginning of period                               26,713       24,650       19,972
                                                            --------     --------     --------
Net unpaid claims and claim adjustment expenses,
  beginning of period                                         78,978       70,361       60,757
                                                            --------     --------     --------
Net claims and claim adjustment expenses
  incurred related to:

  Current period                                              53,969       53,037       48,064
  Prior periods                                                8,117        5,342          401
                                                            --------     --------     --------
    Total net claims and claim adjustment expenses
      incurred                                                62,086       58,379       48,465
                                                            --------     --------     --------
Net claim and claim adjustment expenses paid
  related to:
  Current period                                              17,807       17,178       14,131
  Prior periods                                               39,554       32,584       26,953(1)
                                                            --------     --------     --------
    Total net claim and claim adjustment expenses
      paid                                                    57,361       49,762       41,084
                                                            --------     --------     --------
  Commutation of reinsurance treaties                           --           --         (2,223)(1)
                                                            --------     --------     --------
Net unpaid claims and claim adjustment expenses,
  end of period                                               83,703       78,978       70,361
Plus:  Ceded unpaid claims and claim adjustment
  expenses, end of period                                     29,524       26,713       24,650(1)
                                                            --------     --------     --------
Unpaid claims and claim adjustment expenses,
   end of period                                            $113,227      105,691       95,011
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

The development in claims and claim adjustment expenses incurred from prior periods was largely a result of claim reserve increases recorded for commercial auto claims in Kentucky for the 1996 and 1995 accident years and adverse development in claim adjustment expense reserves for commercial auto in the 1996, 1995 and 1994 accident years.

    The following table sets forth, as of December 31, 1997, 1996, and 1995, differences between the amount of net unpaid claims and claim adjustment expenses reported in the Company's statements, prepared in accordance with statutory accounting principles ("SAP"), and filed with the various state insurance departments, and those reported in the consolidated financial statements prepared in accordance with generally accepted accounting principles ("GAAP"):

                                                                           As of December 31
                                                               ------------------------------------------
                                                                 1997             1996              1995
                                                               --------         --------         --------
                                                                        (Amounts in thousands)
Net reserves reported on a SAP basis                           $ 84,406           79,976           71,169
Adjustments:
  Estimated recovery for salvage and subrogation                   (703)            (998)            (808)
                                                               --------         --------         --------
Net reserves reported on a GAAP basis                          $ 83,703           78,978           70,361
                                                               ========         ========         ========


    The following table represents the development of GAAP balance sheet reserves for the period 1987 through 1997. The top line of the table shows the reserves for unpaid claims and claim adjustment expenses for the current and all prior years as recorded at the balance sheet date for each of the indicated years. The reserves represent the estimated amount of claims and claim adjustment expenses for claims arising in the current and all prior years that are unpaid at the balance sheet date, including claims that have been incurred but not yet reported to the Company.

    The upper portion of the following table shows the net cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year. The lower portion of the table shows the reestimated amount of the previously recorded net reserves based on experience as of the end of each succeeding year, including net cumulative payments made since the end of the respective year. For example, the 1990 liability for net claims and claim adjustment expenses reestimated seven years later (as of December 31, 1997) was $28,908,000 of which $28,734,000 has been paid, leaving a net reserve of $174,000 for claims and claim adjustment expenses in 1990 and prior years remaining unpaid as of December 31, 1997.

    "Net cumulative redundancy (deficiency)" represents the change in the estimate from the original balance sheet date to the date of the current estimate. For example, the 1990 net reserve for unpaid claims and claim adjustment expenses indicates a $2,000 net deficiency from December 31, 1990 to December 31, 1997 (seven years later). Conditions and trends that have affected development of liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

                                                      As of and for the years ended December 31
                     ------------------------------------------------------------------------------------------------------------
                           1987      1988      1989      1990     1991      1992      1993      1994     1995    1996      1997
                           ----      ----      ----      ----     ----      ----      ----      ----             ----      ----
Unpaid claims & claim
adjustment expenses:
     Gross               27,352    29,538    35,744    45,214   53,148    66,517    72,656    80,729    95,011  105,691  113,227
     Ceded               18,865    15,005    15,695    16,308   15,105    16,594    16,701    19,972    24,650   26,713   29,524
                         ------    ------    ------    ------   ------    ------    ------    ------    ------   ------   ------
     Net                  8,487    14,533    20,049    28,906   38,043    49,923    55,955    60,757    70,361   78,978   83,703

Net cumulative paid as
of:
 One year later           3,766     4,902     7,545    10,251   15,037    22,470    24,090    24,730    32,584   39,554
 Two years later          5,895     8,660    12,340    18,145   26,819    37,032    39,182    41,874    56,605
 Three years later        7,332    10,642    16,413    23,255   33,879    45,884    48,688    55,338
 Four years later         8,069    12,606    19,085    26,171   37,292    51,082    54,428
 Five years later         8,721    13,815    20,633    26,970   39,999    54,092
 Six years later          9,064    14,249    21,020    28,399   41,143
 Seven years later        9,312    14,140    21,700    28,734
 Eight years later        9,329    14,632    21,871
 Nine years later         9,686    14,752
 Ten years later          9,706

Net reserves reestimated as of:
  One year later          8,869    13,645    20,060    28,354   38,528    54,150    59,573    61,157    75,703    87,095
  Two years later         9,166    13,694    20,566    28,479   42,235    57,223    59,922    62,296    80,356
  Three years later       9,154    14,024    21,214    30,035   43,217    57,459    59,247    63,871
  Four years later        9,355    14,675    22,431    30,129   42,493    56,832    58,414
  Five years later        9,543    15,248    22,332    29,022   42,191    56,337
  Six years later         9,672    15,174    22,034    29,073   41,984
  Seven years later       9,606    14,572    21,965    28,908
  Eight years later       9,509    14,753    21,950
  Nine years later        9,787    14,782
  Ten years later         9,766

Net cumulative
redundancy
(deficiency)             (1,279)     (249)   (1,901)       (2)  (3,941)   (6,415)   (2,459)   (3,115)   (9,995)   (8,117)

The Company has an indicated deficiency of approximately 10% of unpaid claims and claim adjustment expenses (C & CAE) for the 1996 year for reasons mentioned previously. Net unpaid C & CAE at December 31, 1997 was approximately $83,703,000, which the Company believes is adequate.

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


                                                                  Years ended December 31
                                           ------------------------------------------------------------------
                                            1997           1996           1995           1994           1993
                                           ------         ------         ------         ------         ------
COMPANY RATIOS
Claims Ratio                                 60.0%          54.3%          48.7%          47.9%          51.4%
Expense Ratio                                34.4%          34.5%          34.2%          34.4%          33.9%
                                           ------         ------         ------         ------         ------
Combined Ratio                               94.4%          88.8%          82.9%          82.3%          85.3%
                                           ======         ======         ======         ======         ======
INDUSTRY RATIOS (1)
Claims Ratio                                 73.7%          78.4%          78.9%          81.1%          79.5%
Expense Ratio                                26.7%          26.3%          26.1%          26.0%          26.2%
                                           ------         ------         ------         ------         ------
Combined Ratio                              100.4%         104.7%         105.0%         107.1%         105.7%
                                           ======         ======         ======         ======         ======

(1) The property and casualty industry as a whole, not companies with comparable lines of coverage, was used in the calculation of these ratios by Best's. Ratios for 1997 are estimated.

    The Company has continued to produce favorable claims ratios when compared to the industry. This has resulted from the Company maintaining its high underwriting standards and closely monitoring its pricing structure and adjusting it when needed. The unfavorable variance to the industry with regard to the expense ratios is because of the specific lines that the Company writes and the profit contingency inducements. The Company's commission expense ratio is higher than the average of the overall industry on a net premiums written basis. Its higher expense ratios are more than offset by lower claims ratios (favorable by an estimated 13.7 percentage points in 1997 and 24.1 percentage points in 1996, when compared to the industry) which results in the favorable combined ratio variances of an estimated 6.0 and 15.9 percentage points in 1997 and 1996, respectively. It should be noted that the Company ratios relate only to insurance operations. The holding company provides administrative and financial services for its wholly-owned subsidiaries. The allocation of the holding company's expenses solely to its insurance companies would have an impact on their results of operations and would also affect the ratios presented.

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

                                                      Years ended December 31
                              --------------------------------------------------------------------------
                              1997             1996            1995              1994           1993
                              ----             ----            ----              ----           ----
Claims Ratio                  60.7%            54.7%           49.8%             48.8%          51.7%
Expense Ratio                 33.7%            33.8%           33.1%             34.4%          33.0%
                              ----             ----            ----              ----           ----
Combined Ratio                94.4%            88.5%           82.9%             83.2%          84.7%
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


                                                As of and for the years ended December 31
                                --------------------------------------------------------------------------
                                   1997            1996            1995           1994             1993
                                ----------      ----------      ----------      ----------      ----------
                                                    (Amounts in thousands, except ratios)
Net premiums written            $   98,858         109,227         108,689          91,170          79,278
Policyholders' surplus          $   78,496          59,012          50,140          42,350          35,906
Ratio                            1.26 to 1       1.85 to 1       2.17 to 1       2.15 to 1       2.21 to 1


INVESTMENTS

    The Company's investment portfolio is under the direction of the Board of Directors acting through the Investment Committee. The Investment Committee establishes the Company's investment policy, which is to maximize after-tax yield while maintaining safety of capital together with adequate liquidity for insurance operations. The investment portfolio consists primarily of fixed maturity tax-exempt municipal bonds and United States Government securities. The Company does not invest in high yield ("junk") securities. As of December 31, 1997 and 1996, the Company had no high-yield fixed maturity securities nor non-performing fixed maturity securities. Furthermore, the Company has never bought nor sold either high-yield fixed maturity securities or derivatives. The Company does not actively trade its bonds, however, it does classify certain bond securities as available for sale. The Company holds no equity securities in issuers of high-yield debt securities.

    The following table sets forth, for the periods indicated, the Company's investment results, before income tax effects:


                                                    As of and for the years ended December 31
                                        ---------------------------------------------------------------------
                                          1997            1996           1995           1994            1993
                                        --------        --------       --------       --------       --------
                                                               (Dollar amounts in thousands)
Average investments (1)                 $209,121        192,221        170,881        148,688        128,632
Investment income                          9,731          9,161          8,157          6,868          6,159
Return on average investments (2)            4.7%           4.8%           4.8%           4.6%           4.8%
Taxable equivalent return on
average investments                          6.5%           6.6%           6.6%           6.4%           6.6%
Net realized gains                           327            472            108            135              4
Net unrealized gains (losses)             $2,422          1,559          2,772         (1,829)         2,395

----------
(1) Average investments is the average of beginning and ending investments at amortized cost, computed on an annual basis.

(2) Includes taxable and tax-exempt securities.

    The following table sets forth the composition of the investment portfolio of the Company.

                                                                              As of December 31
                                           ----------------------------------------------------------------------------------------
                                                      1997                           1996                            1995
                                           ------------------------        ------------------------        ------------------------

                                                             (Dollar amounts in thousands)

                                          Amortized         Fair          Amortized         Fair          Amortized         Fair
Type of Investment                           Cost           Value            Cost           Value            Cost           Value
------------------                         --------        --------        --------        --------        --------        --------

Fixed Maturities:
  Bonds held to maturity:
    U.S. government securities             $  5,404           5,476           7,731           7,748           9,606           9,733
    Tax-exempt state and
    municipal bonds                          84,330          85,052          97,199          97,977          87,696          88,689

  Bonds available for sale:
    U.S. government securities               27,322          27,404            --              --              --              --
    Tax-exempt state and
      municipal bonds                        94,700          96,246          76,880          77,644          77,478          79,130

  Certificates of deposit                       595             595             595             595             620             620
                                           --------        --------        --------        --------        --------        --------

    Total fixed maturities                  212,351         214,773         182,405         183,964         175,400         178,172
                                           --------        --------        --------        --------        --------        --------
Short-term investments                        2,823           2,823          20,662          20,662           5,975           5,975
                                           --------        --------        --------        --------        --------        --------
    Total investments                      $215,174         217,596         203,067         204,626         181,375         184,147
                                           ========        ========        ========        ========        ========        ========

    The maturity distribution of the Company's investments in fixed maturities is as follows:


                                                                     As of December 31
                                                -----------------------------------------------------------
                                                           1997                             1996
                                                -------------------------         -------------------------
                                                                    (Dollar amounts in thousands)
                                                Amortized                        Amortized
                                                  Cost           Percent            Cost           Percent
                                                --------         --------         --------         --------
Within 1 year                                   $ 35,142             16.6%        $ 18,754             10.3%
Beyond 1 year but within 5 years                 140,571             66.2%         135,052             74.1%
Beyond 5 years but within 10 years                30,608             14.4%          23,059             12.6%
Beyond 10 years but within 20 years                6,030              2.8%           5,540              3.0%
                                                --------         --------         --------         --------
                                                $212,351            100.0%        $182,405            100.0%
                                                ========         ========         ========         ========

RATING

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

COMPETITION

    The property and casualty insurance industry is highly competitive, with over 2,500 insurance companies transacting business in the United States. The Company underwrites specialty lines of insurance on risks not generally insured by many of the large standard property and casualty insurers. However, few barriers exist to prevent property and casualty insurance companies from entering into the Company's segments of the industry. To the extent this occurs, the Company can be at a competitive disadvantage because many of these companies have substantially greater financial and other resources and can offer a broader variety of specialty risk coverages. The Company's competitive advantages are 1) specialized expertise in its product lines which enables it to price with a great deal of accuracy and 2) superior service in underwriting and claims handling which provides its agents with a competitive advantage and a stable market.

EMPLOYEES

    As of December 31, 1997, the Company employed 168 persons, of which 12 were officers, 142 were staff and administrative personnel, and 14 were part-time employees.

EXECUTIVE OFFICERS OF THE REGISTRANT

    Information concerning the executive officers of the Company as of February 28, 1998 is set forth below:



      Name                     Age                        Position with the Company
      ----                     ---                        -------------------------
Joseph D. Macchia              62       Chairman of the Board, President and Chief Executive Officer
Daniel J. Coots                46       Senior Vice President, Treasurer, Chief Financial Officer and
                                        Director
Norman Alberigo                55       Vice President
Richard M. Buxton              49       Vice President
Brigitte G. Doyle              47       Vice President
J. Landis Graham               43       Vice President
Richard A. Laabs               42       Vice President
Joseph W. Pitts                34       Vice President
Carolyn E. Ray                 45       Vice President
Sharon B. Sholden              39       Vice President
Sam Rosen                      62       Secretary and Director

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

    Ms. Brigitte G. Doyle has served as Vice President of the Company since June of 1997. From 1994 to May of 1997, Ms. Doyle served as Assistant Vice President of the Company. Ms. Doyle has served in various management capacities with the Company since 1984. Ms. Doyle has been engaged in the property and casualty business since 1984.

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

    Mr. Joseph W. Pitts has served as Vice President of the Company since August of 1997. From 1992 to 1997, Mr. Pitts was with USAA in the position of Actuary and Manager. Mr. Pitts has been engaged in the property and casualty business since 1988.

    Ms. Carolyn E. Ray has served as Vice President of the Company since 1986. From 1984 to 1985, Ms. Ray served as Assistant Vice President of the Company. Ms. Ray has been engaged in the property and casualty insurance business since 1976.

    Ms. Sharon B. Sholden has served as Vice President of the Company since December of 1997. From August 1995 to 1997, Ms. Sholden served as Program Manager for TIG Insurance. From 1993 to 1995, Ms. Sholden was with Associates Insurance in the position of Vice President. Ms. Sholden has been engaged in the property and casualty business since 1982.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND
        RELATED SHAREHOLDER MATTERS.

    The Company's Common Stock is listed on the New York Stock Exchange (Symbol:
GNA). The following table sets forth for the fiscal periods indicated the high and low closing sales prices per share of the Common Stock as reported by the American Stock Exchange, as adjusted for stock dividends through July 30, 1996 and by the New York Stock Exchange from July 31, 1996 through December 31, 1997. The prices reported reflect actual sales transactions on these exchanges.


                                   High                          Low
                                   ----                          ---
1995 First Quarter                10                            7
1995 Second Quarter               10 1/2                        9 5/16
1995 Third Quarter                9  1/2                        8 7/16
1995 Fourth Quarter               11 7/8                        8 5/16

1996 First Quarter                11 3/4                        9 3/4
1996 Second Quarter               11 5/8                        9 7/8
1996 Third Quarter                10 3/4                        9 3/8
1996 Fourth Quarter               10 3/4                        8 3/4

1997 First Quarter                9  7/8                        8 7/8
1997 Second Quarter               9  3/8                        8 1/8
1997 Third Quarter                9  7/8                        8 7/8
1997 Fourth Quarter               10 1/16                       8 1/8



    Cash dividends of $.01 per share were paid to shareholders of record on March 31, June 30 and September 30, 1995. Cash dividends of $.0125 per share were paid to shareholders of record on December 31, 1995, March 29 and June 28, 1996. Cash dividends of $.015 per share were paid to shareholders of record on September 30 and December 31, 1996 and March 31, June 30 and September 30, 1997. Cash dividends of $.0175 per share were paid to shareholders of record on December 31, 1997. On February 18, 1998, the Company declared a $.0175 per share cash dividend payable to shareholders of record on March 31, 1998. The Company depends on cash flow from cash dividends paid by its subsidiaries.

    Stock dividends of 5% were paid to shareholders of record on March 31 and September 30, 1995. In November, 1995, the Board of Directors discontinued the semi-annual stock dividends.

    The Company purchased 243,932 shares of its Common Stock during 1997. Additionally, a total of 17,200 shares were purchased in January and February of 1998. The Company has not purchased shares of its stock since February of 1998 and has no plans to purchase additional shares.

    As of February 28, 1998, there were 432 shareholders of record of the Company's Common Stock.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The selected consolidated financial data presented below for, and as of the end of each of the years ended December 31, have been derived from the consolidated financial statements of the Company which have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The consolidated balance sheets as of December 31, 1997 and 1996, and the consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997, and the report thereon are included elsewhere in this document. The information presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," consolidated financial statements and the notes thereto, and the other financial information included herein.


                                                                               Years ended December 31
                                                   -------------------------------------------------------------------------------
                                                     1997             1996              1995              1994              1993
                                                   --------         --------          --------          --------          --------
                                                                    (Amounts in thousands, except per share data)
Income Data:
Gross premiums written (1)                         $ 99,776          110,000           108,072            98,164            85,373
Ceded premiums written                                1,637            1,749             1,968             8,710             7,412
                                                   --------         --------          --------          --------          --------
Net premiums written                                 98,139          108,251           106,104            89,454            77,961
Decrease (increase) in unearned premiums              4,117           (1,458)           (8,849)           (5,059)           (2,099)
                                                   --------         --------          --------          --------          --------
Net premiums earned                                 102,256          106,793            97,255            84,395            75,862
Net investment income                                 9,731            9,161             8,157             6,868             6,159
Net realized gains                                      327              472               108               135                 4
Insurance services                                    2,631            2,379             2,183             2,056             2,388
                                                   --------         --------          --------          --------          --------





     Total revenues                                 114,945          118,805           107,703            93,454            84,413
                                                   --------         --------          --------          --------          --------





Claims and claim adjustment expenses                 62,086           58,379            48,465            41,189            39,239
Policy acquisition costs                             22,552           23,828            19,679            17,392            16,183
Underwriting and operating expenses                  15,545           15,499            15,579            14,505            12,604
                                                   --------         --------          --------          --------          --------
     Total expenses                                 100,183           97,706            83,723            73,086            68,026
                                                   --------         --------          --------          --------          --------
       Income before income taxes                    14,762           21,099            23,980            20,368            16,387
Income tax expense                                    2,838            5,079             6,352             5,199             3,147
                                                   --------         --------          --------          --------          --------





       Net income (2)                              $ 11,924           16,020            17,628            15,169            13,240
                                                   ========         ========          ========          ========          ========





Earnings Per Share (3):
   Basic                                           $    .57              .75               .82               .71               .62
                                                   ========         ========          ========          ========          ========
   Diluted                                         $    .56              .74               .81               .70               .61
                                                   ========         ========          ========          ========          ========
GAAP Operating Ratios:

Claims ratio                                           60.7%            54.7%             49.8%             48.8%             51.7%
Expense ratio                                          33.7%            33.8%             33.1%             34.4%             33.0%
                                                   --------         --------          --------          --------          --------
Combined ratio                                         94.4%            88.5%             82.9%             83.2%             84.7%
                                                   ========         ========          ========          ========          ========

                                                                                 As of December 31
                                                     ----------------------------------------------------------------------------
                                                       1997             1996             1995             1994             1993
                                                     --------         --------         --------         --------         --------
Balance Sheet Data:
Investments                                          $216,802          203,831          183,027          160,300          136,989
Premiums receivable                                    14,250           15,825           15,914           12,262           10,888
Ceded unpaid claims and claim
   adjustment expenses                                 29,524           26,713           24,650           19,972           16,701
Ceded unearned premiums                                19,146           16,280            6,008            5,977            5,536
Deferred policy acquisition costs                      11,618           12,634           12,115            9,831            8,509
Property and equipment                                  6,941            6,981            6,562            6,336            6,274
Total assets                                          313,685          296,846          264,156          230,576          199,187
Unpaid claims and claim
   adjustment expenses                                113,227          105,692           95,011           80,729           72,656
Unearned premiums                                      64,005           65,255           53,525           44,645           39,145
Note payable                                             --               --              1,750            3,500            4,500
Total liabilities                                     195,123          187,493          164,714          149,029          132,369
Shareholders' equity                                  118,562          109,353           99,442           81,547           66,818

Shareholders' equity per share (4)                   $   5.68             5.19             4.62             3.79             3.14


Return on beginning equity                                 11%              16%              22%              23%              24%
                                                     ========         ========         ========         ========         ========


----------
(1)  Excludes premiums of $40,136,000 in 1997, $31,603,000 in 1996, $8,893,000
     in 1995, $5,056,000 in 1994 and $5,418,000 in 1993 from the Company's fronting arrangements and the commercial automobile plans of Arkansas, California, Louisiana, Mississippi, and Pennsylvania under which the Company is a servicing carrier.

(2) Includes after tax net realized gains of $212,000, $307,000, $70,000, $87,000 and $3,000 for 1997, 1996, 1995, 1994, and 1993, respectively.

(3) All years retroactively adjusted for stock dividends and stock splits effected as stock dividends as follows: two 5% in 1995, two 5% in 1994 and two 5% in 1993. All prior years have been restated to comply with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

(4) Based on number of shares outstanding at the end of each year, retroactively adjusted for stock dividends and stock splits effected as stock dividends.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

BUSINESS OPERATIONS

    Net income for 1997 decreased 26% to $11,923,526, or $.56 per share (diluted) compared to 1996 net income of $16,019,567, or $.74 per share (diluted) and 1995 net income of $17,627,855, or $.81 per share (diluted). The Company recorded an 11% return on beginning equity and a GAAP combined ratio of 94.4% in 1997.

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

RESULTS OF OPERATIONS

    Gross premiums written in 1997 of $99,775,854 were 9% below the $110,000,103 recorded in 1996. In 1996, gross premiums written increased 2% over the 1995 level. The cancellation of the Kentucky coal truck program and a taxi program in New Jersey contributed 3 percentage points (points) of decrease while increased competition in the Florida, Georgia, Pennsylvania and Virginia markets contributed another 4 points of decrease in 1997. In 1996, the small growth rate was the result of Texas contributing 4 points of decrease due to intensified competition. The following table compares the major product lines between the years for gross premiums written:

                                             1997                              1996                             1995
                                    ------------------------         ------------------------         ------------------------
                                                         (Amounts in thousands)
Commercial auto                     $ 56,704              57%        $ 62,328              57%        $ 62,517              58%
Auto garage                           23,279              23%          26,871              24%          25,270              23%
General liability                     17,829              18%          19,744              18%          19,052              18%
Other lines                            1,964               2%           1,057               1%           1,233               1%
                                    --------        --------         --------        --------         --------        --------
     Total                          $ 99,776             100%        $110,000             100%        $108,072             100%
                                    ========        ========         ========        ========         ========        ========

    COMMERCIAL AUTO was down 9% in 1997 from 1996 and flat in 1996 from 1995. Kentucky contributed 4 points of decrease with Georgia, New Jersey, Pennsylvania and Virginia accounting for the remaining 5 points of decrease. A decision was made during the year to discontinue writing Kentucky coal truck risks and a New Jersey taxi cab program because of adverse claim results. In Pennsylvania several new carriers have entered the market and they are specifically targeting the Company's lines of business. In Georgia and Virginia competition has dramatically intensified with regard to pricing. In 1996, the flat premium growth was the result of decreases from Texas and Pennsylvania being offset with growth from Kentucky. The AUTO GARAGE product line resulted in a 13% decrease in 1997 after a 6% increase in 1996. The majority of the decrease came from Connecticut, Florida, Pennsylvania and Virginia. In Connecticut several new entrants to the market increased the competition by writing garage lines they had not previously written. Competition in Florida was in the form of price cutting from existing markets. In Pennsylvania the auto garage situation was similar to commercial auto, i.e., new carriers entered the market and targeted the Company's lines of business. In 1996 the auto garage line recorded a 6% increase with Florida, Kentucky and Pennsylvania all producing significant increases. The GENERAL LIABILITY line decreased 10% in 1997 after an increase of 4% in 1996. California and Florida accounted for 6 points and 2 points of decrease, respectively. An underwriting decision was made in California to not renew large general contractors in light of the Montrose case. In Florida, increased competition from new and existing companies contributed to the decrease. In 1996, California and Florida were contributors to the increase while Texas was down. For 1997, gross premiums written percentages by significant state/product line are as follows: Texas commercial auto (22%), Kentucky commercial auto (6%), Pennsylvania commercial auto (6%), Texas general liability (6%), and Florida auto garage (5%) with no other individual state/product line comprising 5% or more. The persistency rate increased to 46% in 1997 from 45% in 1996. Premiums earned decreased 4% in 1997 to $102,255,979 and increased 10% in 1996 to $106,792,928 as a direct result of the level of premiums written.

    Net investment income increased 6% in 1997 over 1996 and increased 12% in 1996 over 1995. These increases are the result of growth in the portfolio due to continued positive cash flows from operations. The return on average investments for 1997 is 4.7% versus 4.8% in 1996 and 1995. Inflation can cause interest rates to increase, which would cause the Company's interest income to increase. Because of the Company's profitability in the underwriting operations, the Company achieves the highest after tax net income by investing predominantly in tax-exempt securities as compared to taxable fixed income securities. At December 31, 1997, 83% of the Company's investments were in investment grade tax-exempt bonds with an average maturity of approximately 3.4 years. Since the majority of the Company's investments are tax-exempt, the yields appear lower than those of the industry; however, the industry as a whole has a significantly larger percentage of investments in taxable securities with substantially longer maturities. On a taxable equivalent basis the return on average investments was 6.5% in 1997 and 6.6% in 1996 and 1995. The Company has the ability to hold its fixed maturity securities until their maturity date. The Company does not actively trade its bonds, however, it does classify certain bond securities as available for sale. At December 31, 1997, approximately 16% of the Company's investments were in U.S. Treasury securities and 1% were in short-term money market funds. The Company has not and does not intend to invest in derivatives or high-yield ("junk") securities, nor equity securities in issuers of "junk" debt securities. The Company does not have any non-performing fixed maturity securities.

    The Company recorded net realized capital gains of $326,905 in 1997 versus $471,956 in 1996 and $108,024 in 1995. All of these gains were generated from the bonds available for sale category of the fixed maturity portfolio.

    Insurance services revenues increased $252,165 from 1996 to 1997 following an increase of $196,645 in 1996 from 1995. The table below presents the components.

                                    1997              1996               1995
                                 ----------        ----------        ----------
Plan servicing                   $1,048,835         1,187,656         1,335,852
Fee income                          608,287           343,266            62,428
Computer software                   657,592           473,499           475,317
Premium finance                     286,347           345,679           281,383
Other                                30,258            29,054            27,529
                                 ----------        ----------        ----------

     Total                       $2,631,319         2,379,154         2,182,509
                                 ==========        ==========        ==========

    Plan servicing revenues from commercial automobile plans decreased 12% in 1997 from 1996 following an 11% decrease in 1996. Written premiums in 1997 are 14% below 1996 as a result of decreases in the Louisiana and Pennsylvania plans. In 1996, the California, Louisiana and Pennsylvania plans all recorded decreases in written premiums from 1995. These plans are depopulating as risks are moving into the voluntary market due to lower pricing. The Company continues to pursue management contracts with other states to administer their commercial automobile plans and is seeking a larger participation in existing plans.

    Fee income increased $265,021 in 1997 over 1996 and $280,838 in 1996 over 1995 as a result of continued significant growth in the fronting reinsurance operation.

    Revenues in the computer software operation increased 39% in 1997 from 1996 after being flat from 1995 to 1996. A significant increase in system sales occurred in 1997 as a result of marketing initiatives implemented in late 1996. New management brought in during the third quarter of 1995 has improved this operation and revenues are expected to show increases in the future.

    Revenues from the premium finance operation are down 17% in 1997 from the 1996 level which was 23% above the 1995 level. The decrease is a result of the taxi cab programs that were discontinued, increased competition and the decision to offer interest free payment plans from the Company's insurance companies in order to increase premium writings. Amounts financed in 1997 were 32% below 1996 which had increased 5% over 1995. Premium finance notes receivable were approximately $1,400,000 at December 31, 1997 versus $1,991,000 at December 31, 1996 and the average return was 17% for 1997 and 1996 versus 19% in 1995.

    Claims and claim adjustment expenses (C & CAE) increased $3,706,923 in 1997 over 1996 and $9,913,707 in 1996 over 1995. The C & CAE ratio was 60.7% in 1997,
54.7% in 1996 and 49.8% in 1995. The increase in the C & CAE ratio of 6 percentage points in 1997 is the result of claim reserve increases recorded for commercial auto claims in Kentucky from the 1995 and 1996 accident years and adverse development in claim adjustment expense reserves for commercial auto in the 1994, 1995 and 1996 accident years. The increase in the C & CAE ratio of 4.9 percentage points in 1996 was also related to commercial auto claims in the 1995 and 1994 accident years. While the Company writes a material amount of business in areas where catastrophes have recently occurred, the gross and net claims incurred from these events were immaterial because the Company primarily writes liability coverages. With regard to environmental and product liability claims, the Company has an immaterial amount of exposure. The Company does not provide environmental impairment coverage and excludes pollution and asbestos related coverages in its policies. Approximately 2% of the Company's premium writings are for product liability coverages and this is limited to non-manufacturing risks only. Inflation impacts the Company by causing higher claim settlements than may have originally been estimated. Inflation is implicitly reflected in the reserving process through analysis of cost trends and review of historical reserve results.

    The decrease in commissions from 1996 to 1997 is related to the decrease in gross premiums written. The increase in commissions from 1995 to 1996 is related to the increase in gross premiums written and to a decrease of approximately $1,669,000 in commission income from reinsurance treaties. The ratio of commissions to gross premiums written increased to 22% in 1997 and 1996 from the 20% level in 1995. The increase in 1996 is a result of a decrease in commission income. The ratio of commissions to premiums earned was 21% for 1997 as compared to 23% for 1996 and 1995. The decrease in 1997 was related to the decrease in the commission expense rate in 1997 attributable to lower contingent commissions resulting from higher C & CAE ratios.

    The change in deferred policy acquisition costs and deferred ceding commission income (DAC) resulted in a net decrease to income of $1,015,802 for 1997 and a net increase to income of $519,257 and $2,284,138 for 1996 and 1995, respectively. The change in the amount of the increase or decrease in DAC between the comparable periods is directly related to the rate at which unearned premiums are growing or declining as a result of premium writings. Since DAC (asset) is a function of unearned premiums (liability), an increase in the growth rate of net unearned premiums would correspondingly result in an increase in the growth rate of DAC and vice versa. The ratio of DAC to net unearned premiums was 25.9%, 25.8% and 25.5% at December 31, 1997, 1996 and 1995,
respectively.

    Underwriting and operating expenses were up slightly in 1997 from 1996, and down slightly in 1996 from 1995. As a percent of operating revenues (premiums earned and insurance services revenues) the ratio remained relatively flat at 14.8% in 1997 while 1996 decreased to 14.2% from the 1995 level of 15.7%. The increase in the rate in 1997 is related to the 4% decrease in operating revenues for 1997. The decrease in 1996 was the result of savings from variable expenses in personnel costs and in the plan servicing operation. In March 1997, the Company began converting its computer systems to be year 2000 compliant. At December 31, 1997, approximately 70 percent of the Company's systems were compliant, with all systems expected to be compliant by the end of 1998. The total cost of the project is estimated to be $850,000 and is being funded through operating cash flows. The Company is expensing all costs associated with these system changes. As of December 31, 1997, the amount expensed was immaterial.

    The effective tax rate of the Company was 19% in 1997, 24% in 1996, and 26% in 1995. The lower rates in 1997 and 1996 are largely the result of tax-exempt net investment income representing a larger portion of income than in 1995. For the Company, the fresh start adjustment (tax benefit) was immaterial for all years presented. A reconciliation between income taxes computed at the Federal statutory rates and the provision for income taxes is included in Note 5 of Notes to Consolidated Financial Statements.

    For 1998 the Company is targeting premiums written to be within a $105-115 million range with a GAAP combined ratio of 87.5-92.5% and a return on beginning equity of better than 11.5%. While the Company is optimistic these forward-looking goals can be attained, no assurances can be given they will occur.

LIQUIDITY AND CAPITAL RESOURCES

    The primary sources of the Company's liquidity are funds generated from insurance premiums, net investment income and maturing investments. The short-term investments and cash are intended to provide adequate funds to pay claims without selling fixed maturity investments. At December 31, 1997, the Company held short-term investments and cash of $3,519,906 which the Company believes is adequate liquidity for the payment of claims and other short-term commitments.

    With regard to long term liquidity, the average duration of the investment portfolio is approximately 3 years. The fair value of the fixed maturity portfolio at December 31, 1997 was $2,422,271 above amortized cost. With regard to the availability of funds to the holding company, see Note 6 of Notes to Consolidated Financial Statements for restrictions on the payment of dividends by the insurance companies. Various insurance departments of states in which the Company operates require the deposit of funds to protect policyholders within those states. At December 31, 1997 and 1996, the balance on deposit for the benefit of such policyholders totaled approximately $12,965,000 and $12,615,000, respectively.

    The increase in investments is primarily attributable to continued positive cash flows from operating activities which are the result of continued and substantial underwriting profits. Premiums receivable and Deferred policy acquisition costs decreased as a result of the decrease in premiums written. Ceded unpaid claims and claim adjustment expenses as well as ceded unearned premiums increased largely as a result of the increase in fronting reinsurance activity mentioned previously.

    Unpaid claims and claim adjustment expenses increased largely as a result of increases to reserves on retained business as well as material increases from plan servicing and fronting reinsurance. Unearned premiums decreased because of the decrease in premiums written, offset to some extent by an increase in fronting reinsurance. Accounts payable decreased because of contingent payables based upon profitability levels that have decreased. Drafts payable increased because a large amount of drafts were issued in the fourth quarter of 1997 in an aggressive effort to bring specifically targeted claims to an early and fair conclusion. The Company's liquidity position remains strong as a result of cash flows from underwriting and investment activities.

    The unrealized gains or losses on fixed maturities available for sale are presented, net of tax, as a separate component of shareholders' equity (see Note 2 of Notes to Consolidated Financial Statements). The net unrealized gain on the fixed maturities classified as held to maturity was $794,166 at December 31, 1997.

    The Company purchased 243,932 shares of its common stock during 1997 at a cost of $2,113,560 or $8.66 per share which accounts for the increase in Treasury stock.

    During 1997, the Financial Accounting Standards Board issued Statement 130, "Reporting Comprehensive Income". The Statement is effective for fiscal years beginning after December 15, 1997 and will be adopted by the Company in the first quarter of 1998.

    The Company is not aware of any current recommendations by the regulatory authorities, which if implemented, would have a material effect on the Company's liquidity, capital resources or results of operations. The Company's statutory capital significantly exceeds the benchmark capital level under the Risk Based Capital formula for its major insurance companies.

FORWARD LOOKING STATEMENTS

    This Form 10-K Report and the Company's shareholder reports contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements. Important factors include, but are not limited to, (i) heightened competition, including price competition from existing competitors, from newly formed competitors and from the entry into the Company's markets of standard insurance companies which historically have not competed in the Company's specialty markets, (ii) contraction of the markets for the Company's various lines of business, (iii) development and performance of new specialty programs,
(iv) the ongoing level of claims and claims-related expenses, (v) adequacy of claim reserves, and (vi) general economic conditions.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following consolidated Financial Statements are on pages 34 through 58:

                                                                                    Page
                                                                                    -----

  Report of Management                                                                34

  Independent Auditors' Report                                                        35

  Consolidated Balance Sheets as of December 31, 1997 and 1996                     36-37

  Consolidated Statements of Operations for the Years Ended
December 31, 1997, 1996, and 1995                                                     38

  Consolidated Statements of Shareholders' Equity for the Years Ended
December 31, 1997, 1996, and 1995                                                  39-40

  Consolidated Statements of Cash Flows for the Years Ended
December 31, 1997, 1996, and 1995                                                  41-42

  Notes to Consolidated Financial Statements December 31,
1997, 1996, and 1995                                                               43-58

    The following Consolidated Financial Statements Schedules are on pages 59 through 70:

     Schedule                                                                                             Page

                  Independent Auditors' Report on
                  Supplementary Information                                                                 59

          I       Summary of Investments                                                                    60

          II      Condensed Financial Information of the Registrant                                      61-67

          III     Supplementary Insurance Information                                                       68

          IV      Reinsurance                                                                               69

          VI      Supplemental Information                                                                  70


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

                                    PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item with regard to Executive Officers is included in Part 1 of this report under the heading "Executive Officers of the Registrant".

     The other information required by this item is hereby incorporated by reference from the Registrant's definitive 1998 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is hereby incorporated by reference from the Registrant's definitive 1998 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is hereby incorporated by reference from the Registrant's definitive 1998 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is hereby incorporated by reference from the Registrant's definitive 1998 Proxy Statement.

                                    PART IV



ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as part of the report:

         1.  The following financial statements filed under Part II, Item 8:

             Independent Auditors' Report

             Consolidated Balance Sheets as of December 31, 1997 and 1996

             Consolidated Statements of Operations for the Years Ended December
              31, 1997, 1996 and 1995

             Consolidated Statements of Shareholders' Equity for the Years
              Ended December 31, 1997, 1996 and 1995

             Consolidated Statements of Cash Flows for the Years Ended December
              31, 1997, 1996 and 1995

             Notes to Consolidated Financial Statements, December 31, 1997,
              1996 and 1995

         2. The following Consolidated Financial Statement Schedules are filed Under Part II, Item 8:

             Schedule             Description
             --------             -----------
                 I                Summary of Investments

                II                Condensed Financial Information of the
                                  Registrant

               III                Supplementary Insurance Information

                IV                Reinsurance

                VI                Supplemental Information


         3.  The following Exhibits:

Exhibit No.
-----------
    3.1        Restated Articles of Incorporation of Registrant (Exhibit 3.1)(1)

      3.2        Articles of Amendment to the Articles of Incorporation dated June 9, 1988 (Exhibit
                 3.2)(2)

      3.6        Articles of Amendment to Articles of Incorporation effective August 13, 1993 (Exhibit
                 3.6)(7)

      3.7        Bylaws of Registrant as restated on February 18, 1998 (11)

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

      4.6        Revised Form of Common Stock Certificate (Exhibit 4.6) (10)

     10.2        (Restated) Incentive Compensation Plan of the Registrant (Exhibit 10.2)(2)

     10.16       1990 Stock Option Plan of the Registrant (Exhibit 10.16)(4)

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

     10.31        1995 Stock Option Plan of the Registrant (Exhibit 10.31) (9)

     10.32        Clarification to the GAINSCO, INC. Executive Incentive Compensation Plan (Exhibit
                  10.32) (9)

     10.36        Form of Change of Control Agreements (11)

     11           (Not required to be filed as an Exhibit.  See footnote (1)(l) on page 48 of this 10-K
                  Report for information called for by number 11 of the Exhibit Table to Item 601 of SK)

     22.2         Subsidiaries of Registrant (11)

     24.2         Consent of KPMG Peat Marwick LLP to incorporation by reference (11)

     25.1         Powers of Attorney (11)

     27           Financial Data Schedule (11)

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

     (10)          Incorporated by reference to the Exhibit shown in parenthesis filed in the
                   Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

     (11)          Filed herewith, See Exhibit Index.

(b)      Reports on Form 8-K

         During the last quarter of the fiscal year ended December 31, 1997, no reports on Form 8-K have been filed by the Company.

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

GAINSCO, INC.
(Registrant)



/s/ Joseph D. Macchia
-----------------------------------
By: Joseph D. Macchia, President

Date:              03/30/98
     ------------------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Name                              Title                                              Date
         ----                              -----                                              ----
/s/ Joseph D. Macchia             Chairman of the Board,                                       3/30/98
--------------------------         President and Chief                               ---------------------------
Joseph D. Macchia                   Executive Officer


/s/ Daniel J. Coots               Senior Vice President and                                    3/30/98
--------------------------         Chief Financial Officer                           ---------------------------
Daniel J. Coots

/s/ Sam Rosen                     Secretary and Director                                       3/30/98
--------------------------                                                           ---------------------------
Sam Rosen

                                           Director                                            3/30/98
--------------------------                                                           ---------------------------
Jack L. Johnson

John C. Goff*                              Director                                            3/30/98
--------------------------                                                           ---------------------------
John C. Goff

Robert J. McGee, Jr.*                      Director                                            3/30/98
--------------------------                                                           ---------------------------
Robert J. McGee

Joel C. Puckett*                           Director                                            3/30/98
--------------------------                                                           ---------------------------
Joel C. Puckett

Harden H. Wiedemann*                       Director                                            3/30/98
--------------------------                                                           ---------------------------
Harden H. Wiedemann

John H. Williams*                          Director                                            3/30/98
--------------------------                                                           ---------------------------
John H. Williams

*By:     /s/ Joseph D. Macchia
    -----------------------------------
         Joseph D. Macchia,
         Attorney in-fact
         Under Power of Attorney

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



                                  /s/ Joseph D. Macchia
                                  -------------------------------
                                  Joseph  D.  Macchia
                                  Chairman of the Board, President
                                   and Chief Executive Officer



                                  /s/ Daniel J. Coots
                                  ------------------------------
                                  Daniel  J.  Coots
                                  Senior Vice President and
                                   Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT





The Board of Directors and Shareholders
GAINSCO, INC.:

We have audited the consolidated balance sheets of GAINSCO, INC. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GAINSCO, INC. and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

We have also previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheets of GAINSCO, INC. and subsidiaries as of December 31, 1995, 1994 and 1993, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1994 and 1993, and we expressed unqualified opinions on those consolidated financial statements.

In our opinion, the information set forth in the selected consolidated financial data for each of the years in the five- year period ended December 31, 1997, appearing on pages 19 and 20, is fairly presented, in all material respects, in relation to the consolidated financial statements from which it has been derived.




                                                           KPMG Peat Marwick LLP

Dallas, Texas
February 16, 1998

                         GAINSCO, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1997 and 1996

                               Assets                                                1997                      1996
                               ------                                           -------------             -------------
Investments (note 2):
  Fixed maturities:
    Bonds held to maturity, at amortized cost (fair value:
          $90,527,669 - 1997, $105,725,155 - 1996)                             $   89,733,503              104,930,347
    Bonds available for sale, at fair value (amortized cost:
          $122,022,184 - 1997, $76,879,562 - 1996)                                123,650,289               77,643,677

    Certificates of deposit, at cost (which approximates
           fair value)                                                                595,000                  595,000
  Short-term investments, at cost (which approximates
         fair value)                                                                2,823,393               20,662,282
                                                                               --------------            -------------
                  Total investments                                               216,802,185              203,831,306
Cash                                                                                  696,513                1,044,740
Accrued investment income                                                           4,714,828                4,308,185
Premiums receivable (net of allowance for doubtful
      accounts: $81,000 - 1997, $101,000 - 1996) (note 1)                          14,249,890               15,824,543
Reinsurance balances receivable                                                     2,604,511                2,156,326
Ceded unpaid claims and claim adjustment expenses (note 1)                         29,524,026               26,713,154
Ceded unearned premiums                                                            19,146,272               16,280,013
Deferred policy acquisition costs (note 1)                                         11,618,136               12,633,938
Property and equipment (net of accumulated depreciation
     and amortization: $5,710,365 - 1997, $4,778,524 - 1996)
     (note 1)                                                                       6,941,232                6,981,380
Current Federal income taxes                                                          796,631                  424,148
Deferred Federal income taxes (notes 1 and 5)                                       2,676,555                2,956,510
Management contract                                                                 1,737,570                1,787,570
Other assets                                                                        2,176,957                1,903,963
                                                                               --------------            -------------
                 Total assets                                                  $  313,685,306              296,845,776
                                                                               ==============            =============


See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1997 and 1996


Liabilities and Shareholders' Equity
                                                                                     1997                    1996
                                                                                -------------           -------------
Liabilities:
  Unpaid claims and claim adjustment expenses
     (notes 1 and 4)                                                            $ 113,227,009            105,691,588
  Unearned premiums (note 4)                                                       64,004,507             65,255,153
  Commissions payable                                                               2,207,421              2,689,337
  Accounts payable                                                                  3,542,075              4,670,947
  Reinsurance balances payable                                                        745,805              1,057,923
  Deferred revenue                                                                    635,807                593,300
  Drafts payable                                                                    9,393,375              6,219,044
  Dividends payable (note 6)                                                          365,300                316,312
  Other liabilities                                                                 1,001,747                999,590
                                                                                -------------          -------------
         Total liabilities                                                        195,123,046            187,493,194
                                                                                -------------          -------------

Shareholders' Equity (note 6):

  Preferred stock ($100 par value, 10,000,000 shares
         authorized, none issued)                                                          --                     --
  Common stock ($.10 par value, 250,000,000 shares
         authorized, 21,701,118 issued at December 31, 1997
         and 21,670,369 issued at December 31, 1996)                                2,170,112              2,167,037
  Additional paid-in capital                                                       87,697,754             87,610,379
  Net unrealized gains on fixed maturities                                          1,058,268                496,675
  Retained earnings                                                                35,188,460             24,517,265
  Treasury stock, at cost (826,894 shares in 1997, 582,962
          shares in 1996) (note 1)                                                (7,552,334)            (5,438,774)
                                                                                -------------          -------------

         Total shareholders' equity                                               118,562,260            109,352,582
                                                                                -------------          -------------
  Commitments and contingencies (notes 4, 7, and 8)

         Total liabilities and shareholders' equity                             $ 313,685,306            296,845,776
                                                                                =============          =============

See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                  Years ended December 31, 1997, 1996 and 1995


                                                                  1997              1996                   1995
                                                            --------------      -------------          ------------
Revenues:
  Net premiums earned (note 4)                              $  102,255,979       106,792,928             97,254,816
  Net investment income (note 2)                                 9,731,132         9,160,518              8,157,484
  Net realized gains (note 1)                                      326,905           471,956                108,024
  Insurance services                                             2,631,319         2,379,154              2,182,509
                                                            --------------      ------------           ------------
                                                               114,945,335       118,804,556            107,702,833
                                                            --------------      ------------           ------------


Expenses:
  Claims and claim adjustment expenses
    (notes 1 and 4)                                             62,085,643        58,378,720              48,465,013
  Commissions                                                   21,536,034        24,347,250              21,962,839
  Change in deferred policy
    acquisition costs and deferred
    ceding commission income (note 1)                            1,015,802          (519,257)             (2,284,138)
  Underwriting and operating expenses                           15,546,068        15,499,641              15,579,260
                                                            --------------      ------------            ------------
                                                               100,183,547        97,706,354              83,722,974
                                                            --------------      ------------            ------------
         Income before Federal income
          taxes                                                 14,761,788        21,098,202              23,979,859

Federal income taxes (note 5):
  Current expense                                                2,860,704         5,145,780               6,412,007
  Deferred benefit                                                (22,442)           (67,145)                (60,003)
                                                            --------------      ------------            ------------
                                                                 2,838,262         5,078,635               6,352,004
                                                            --------------      ------------            ------------

         Net income                                         $   11,923,526        16,019,567              17,627,855
                                                            ==============      ============            ============


         Earnings per share (notes 1 and 6):                           .57               .75                     .82
                                                                       ===               ===                     ===
               Basic                                                   .56               .74                     .81
                                                                       ===               ===                     ===
               Diluted


See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                 Consolidated Statements of Shareholders' Equity

                  Years ended December 31, 1997, 1996, and 1995


                                                   1997             1996           1995
                                                -----------     -----------     -----------
Common stock:

  Balance at beginning of year                  $ 2,167,037       2,163,748       1,961,137
  Issue of shares as stock dividends
        (2,009,797 in 1995) (note 6)                   --              --           200,980
  Exercise of options to purchase shares
        (30,749 in 1997, 32,888 in 1996 and
            16,316 in 1995)                           3,075           3,289           1,631
                                                -----------     -----------     -----------

      Balance at end of year                      2,170,112       2,167,037       2,163,748
                                                -----------     -----------     -----------

Additional paid-in capital:

  Balance at beginning of year                   87,610,379      87,543,175      69,671,214

  Issue of shares as stock dividends
        (2,009,797 in 1995) (note 6)                   --              --        17,835,103

  Exercise of options to purchase shares
    (30,749 in 1997, 32,888 in 1996 and
        16,316 in 1995)                              87,375          67,204          36,858
                                                -----------     -----------     -----------
      Balance at end of year                    $87,697,754      87,610,379      87,543,175
                                                -----------     -----------     -----------

                                                                   (continued)

                         GAINSCO, INC. AND SUBSIDIARIES

                 Consolidated Statements of Shareholders' Equity

                  Years ended December 31, 1997, 1996, and 1995



                                                           1997               1996               1995
                                                       -------------      -------------      -------------
Net unrealized gains (losses) on fixed maturities:

  Balance at beginning of year                         $     496,675          1,073,597            (55,686)
  Change during year                                         561,593           (576,922)         1,129,283
                                                       -------------      -------------      -------------
      Balance at end of year                               1,058,268            496,675          1,073,597
                                                       -------------      -------------      -------------

Retained earnings:

  Balance at beginning of year                            24,517,265          9,673,968         10,982,494
  Net income for year                                     11,923,526         16,019,567         17,627,855
  Cash dividends (note 6)                                 (1,310,518)        (1,176,270)          (893,943)
  Tax benefit on non-qualified
      stock options exercised                                 58,187               --                 --
  Stock dividends (note 6)                                      --                 --          (18,042,438)
                                                       -------------      -------------      -------------
      Balance at end of year                              35,188,460         24,517,265          9,673,968
                                                       -------------      -------------      -------------

Treasury stock:

  Balance at beginning of year                            (5,438,774)        (1,012,592)        (1,012,592)
  Change during year                                      (2,113,560)        (4,426,182)              --
                                                       -------------      -------------      -------------
      Balance at end of year                              (7,552,334)        (5,438,774)        (1,012,592)
                                                       -------------      -------------      -------------

  Total shareholders' equity at end
       of year                                         $ 118,562,260        109,352,582         99,441,896
                                                       =============      =============      =============

See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1997, 1996 and 1995


                                                               1997              1996              1995
                                                           ------------      ------------      ------------
Cash flows from operating activities:
  Net income                                               $ 11,923,526        16,019,567        17,627,855

Adjustments to reconcile net income to cash provided by operating activities:

    Depreciation and amortization                             4,756,982         4,720,625         4,092,621
    Change in deferred Federal income taxes                     (22,442)          (67,145)          (60,003)
    Change in accrued investment income                        (406,643)          231,051          (251,412)
    Change in premiums receivable                             1,574,653            89,191        (3,651,377)
    Change in reinsurance balances receivable                  (448,185)        1,349,492           627,739
    Change in ceded unpaid claims and claim
          adjustment expenses                                (2,810,872)       (2,062,548)       (4,678,318)
    Change in ceded unearned premiums                        (2,866,259)      (10,271,826)          (31,218)
    Change in deferred policy acquisition costs
          and deferred ceding commission income               1,015,802          (519,257)       (2,284,138)
    Change in management contract                                50,000            50,000            50,000
    Change in other assets                                     (272,994)         (260,110)          297,216
    Change in unpaid claims and claim
           adjustment expenses                                7,535,421        10,680,125        14,282,664
    Change in unearned premiums                              (1,250,646)       11,729,830         8,880,310
    Change in commissions payable                              (481,916)          481,984            15,734
    Change in accounts payable                               (1,128,872)           35,232          (626,356)
    Change in reinsurance balances payable                     (312,118)         (759,133)       (4,186,811)
    Change in deferred revenue                                   42,507           100,907            71,985
    Change in drafts payable                                  3,174,331         3,649,779        (2,035,093)
    Change in other liabilities                                   2,157          (388,508)          (40,592)
    Change in current Federal income taxes                     (314,296)       (1,472,129)          998,521
                                                           ------------      ------------      ------------
        Net cash provided by operating activities          $ 19,760,136        33,337,127        29,099,327
                                                           ------------      ------------      ------------



                                                                   (continued)

                         GAINSCO, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1997, 1996 and 1995


                                                                      1997              1996              1995
                                                                  ------------      ------------      ------------
Cash flows from investing activities:

  Bonds held to maturity:
    Matured                                                       $ 16,594,930        10,831,897        45,123,950
    Purchased                                                       (3,434,618)      (19,694,034)      (41,967,879)
  Bonds available for sale:
    Sold                                                            37,694,342        38,403,636        10,741,080
    Matured                                                          7,544,426         8,179,440         3,506,400
    Purchased                                                      (92,169,999)      (48,506,215)      (46,243,440)
  Certificates of deposit matured                                      420,000           450,000           395,000
  Certificates of deposit purchased                                   (420,000)         (425,000)         (445,000)
  Property and equipment purchased                                    (891,693)       (1,385,136)         (836,114)
  Net change in short-term investments                              17,838,889       (14,686,870)        4,418,610
                                                                  ------------      ------------      ------------

    Net cash used for investing activities                         (16,823,723)      (26,832,282)      (25,307,393)
                                                                  ------------      ------------      ------------


Cash flows from financing activities:
  Payments on note payable                                                --          (1,750,000)       (1,750,000)
  Cash dividends paid                                               (1,261,530)       (1,129,024)         (819,972)
  Payment for fractional shares resulting
    from stock dividends                                                  --                --              (6,358)
  Proceeds from exercise of common stock
    options                                                             90,450            70,493            38,489
  Treasury stock acquired                                           (2,113,560)       (4,426,182)             --
                                                                  ------------      ------------      ------------
    Net cash used for financing activities                          (3,284,640)       (7,234,713)       (2,537,841)
                                                                  ------------      ------------      ------------

Net increase (decrease) in cash                                       (348,227)         (729,868)        1,254,093
Cash at beginning of year                                            1,044,740         1,774,608           520,515
                                                                  ------------      ------------      ------------
Cash at end of year                                               $    696,513         1,044,740         1,774,608
                                                                  ============      ============      ============


See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1996 and 1995


(1)      SUMMARY OF ACCOUNTING POLICIES

         (a)     Basis of Consolidation

                 The accompanying consolidated financial statements include the accounts of GAINSCO, INC. (the Company) and its wholly-owned subsidiaries, General Agents Insurance Company of America, Inc. (General Agents), General Agents Premium Finance Company (GAPFCO), Agents Processing Systems, Inc., Risk Retention Administrators, Inc. and GAINSCO Service Corp. (GSC). General Agents has one wholly-owned subsidiary, MGA Insurance Company, Inc. (MGAI) which, in turn, owns 100% of MGA Agency, Inc. GSC has one wholly- owned subsidiary, MGA Premium Finance Company. GSC controls the management contract and charter of GAINSCO County Mutual Insurance Company (GCM) and its accounts have been included in the accompanying consolidated financial statements. All significant intercompany accounts have been eliminated in consolidation.

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

         (b)     Nature of Operations

                 The Company is predominantly a property and casualty insurance company concentrating its efforts on certain specialty excess and surplus markets within the commercial auto, auto garage and general liability insurance lines. The Company is approved to write insurance in 49 states and the District of Columbia on a non-admitted basis and in 45 states on an admitted basis. The Company markets its lines of insurance through 186 non-affiliated general agents' offices. Approximately 71% of the Company's gross premiums written during 1997 resulted from risks located in California, Florida, Kentucky, Louisiana, Pennsylvania, Tennessee and Texas.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1996 and 1995





         (c)     Investments

                 Bonds held to maturity are stated at amortized cost, bonds available for sale are stated at fair value. Short-term investments are stated at cost. The "specific identification" method is used to determine costs of investments sold. Since investments not available for sale are held until maturity, provisions for possible losses are recorded only when the values have experienced impairment considered "other than temporary". Proceeds from the sale of bond securities totalled $37,694,342, $38,403,636 and $10,741,080 in 1997,
                 1996 and 1995, respectively. The realized gains were $384,184, $516,997 and $108,024 in 1997, 1996 and 1995, respectively. The realized losses were $57,279, $45,041 and $0 in 1997, 1996 and 1995, respectively.

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

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1996 and 1995





                 The change in the resulting deferred asset is charged (credited) to operations. Information relating to these net deferred amounts, as of and for the years ended December 31, 1997, 1996 and 1995 is summarized as follows:


                                                                     1997               1996               1995
                                                                  ----------          ----------         ----------
                 Asset balance, beginning of
                 period                                         $ 12,633,938          12,114,681          9,830,543
                                                                  ----------          ----------         ----------
                         Deferred commissions                     19,912,479          21,932,779         21,394,072

                         Deferred marketing and
                         underwriting expenses                     5,335,856           5,854,088          5,506,882

                         Deferred ceding
                         commission income                           (85,152)            (76,765)           (71,227)
                         Amortization                            (26,178,985)        (27,190,845)       (24,545,589)
                                                                  ----------          ----------         ----------

                             Net change                           (1,015,802)            519,257          2,284,138
                                                                  ----------         -----------         ----------
                  Asset balance, end of period                  $ 11,618,136          12,633,938         12,114,681
                                                                  ==========          ==========         ==========


         (f)     Property and Equipment

                 Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets (30 years for buildings and primarily 5 years for furniture, equipment and software).

                 The following schedule summarizes the components of property and equipment:

                                                                                         As of December 31
                                                                                 ----------------------------------

                                                                                   1997                    1996
                                                                                 ---------                ---------
                           Land                                              $     865,383                  865,383
                           Buildings                                             6,265,159                5,766,278
                           Furniture and equipment                               3,239,458                2,935,259
                           Software                                              2,281,597                2,192,984
                           Accumulated depreciation and
                           amortization                                         (5,710,365)              (4,778,524)
                                                                                 ---------                ---------
                                                                              $  6,941,232                6,981,380
                                                                                 =========                =========

                 There are no material capital leases.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1996 and 1995


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

         (h)     Treasury Stock

                 The Company records treasury stock in accordance with the "cost method" described in Accounting Principles Board Opinon
                 (APB) 6. The Company held 826,894 shares and 582,962 shares as treasury stock at December 31, 1997 and 1996, respectively, with a cost basis of $9.13 and $9.33 per share, respectively.

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

                        December 31, 1997, 1996 and 1995




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

                                                                             As of and for the
                                                                          years ended December 31
                                                                   --------------------------------------

                                                                    1997            1996          1995
                                                                   --------        --------       ------
                                                                            (Amounts in thousands)
 Unpaid claims and claim adjustment expenses,
      beginning of period                                         $ 105,691          95,011       80,729
 Less: Ceded unpaid claims and claim adjustment
      expenses, beginning of period                                  26,713          24,650       19,972
                                                                   --------        --------       ------

 Net unpaid claims and claim adjustment expenses,
      beginning of period                                            78,978          70,361       60,757
                                                                   --------        --------       ------
 Net claims and claim adjustment expenses
      incurred related to:

   Current period                                                    53,969          53,037       48,064
   Prior periods                                                      8,117           5,342          401
                                                                   --------        --------       ------

     Total net claims and claim adjustment expenses
            incurred                                                 62,086          58,379       48,465
                                                                   --------        --------       ------
 Net claim and claim adjustment expenses paid
        related to:

   Current period                                                    17,807          17,178       14,131
   Prior periods                                                     39,554          32,584       26,953(1)
                                                                   --------        --------       ------


     Total net claim and claim adjustment expenses
            paid                                                     57,361          49,762       41,084
                                                                   --------        --------       ------
   Commutation of reinsurance treaties                                 -               -          (2,223)(1)
                                                                   --------        --------       ------

 Net unpaid claims and claim adjustment expenses,
      end of period                                                  83,703          78,978       70,361
 Plus:  Ceded unpaid claims and claim adjustment
       expenses, end of period                                       29,524          26,713       24,650(1)
                                                                   --------        --------       ------
 Unpaid claims and claim adjustment expenses, end
     of period                                                    $ 113,227         105,691       95,011
                                                                   ========        ========       ======

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

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1996 and 1995

                 The development in net claims and claim adjustment expenses incurred from prior periods was largely a result of claim reserve increases recorded for commercial auto claims in Kentucky for the 1996 and 1995 accident years and adverse development in claim adjustment expense reserves for commercial auto in the 1996, 1995 and 1994 accident years.

         (k)     Income Taxes

                 The Company and its subsidiaries file a consolidated Federal income tax return. Deferred income tax items are accounted for under the deferred method which provides for timing differences between the reporting of earnings for financial statement purposes and for tax purposes, primarily deferred policy acquisition costs, the discount on unpaid claims and claim adjustment expenses and the nondeductible portion of the change in unearned premiums. The Company paid income taxes of $3,175,000, $6,617,909 and $5,413,486 during 1997, 1996 and
                 1995, respectively.

         (l)     Earnings Per Share

                 The following table sets forth the computation of basic and diluted earnings per share:


                                                                     1997               1996               1995
                                                                   ----------         ----------         ----------
                     Numerator:
                     Net Income                                  $ 11,923,526         16,019,567         17,627,855
                                                                 ------------       ------------       ------------

                     Denominator:
                     Denominator for basic
                       earnings per share-
                       weighted average shares                    20,996,386         21,441,389         21,512,741



                        Effect of dilutive securities:
                         Employee stock options                       248,863            280,274            309,549
                                                                 ------------       ------------       ------------


                        Denominator for diluted
                         earnings per share-
                         weighted average shares
                         and assumed conversions                   21,245,249         21,721,663         21,822,290
                                                                 ============       ============       ============

                        Basic earnings per share                 $        .57       $        .75       $        .82
                                                                 ============       ============       ============
                        Diluted earnings per share               $        .56       $        .74       $        .81
                                                                 ============       ============       ============


                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1996 and 1995

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

         (n)     Accounting Pronouncements

                 In February 1997, the FASB issued Statement 128, "Earnings Per Share". The Statement was effective for financial statements issued for periods ending after December 15, 1997. Earnings per share for prior years presented in these financial statements have been restated to comply with Statement 128.

(2)      INVESTMENTS

         The following schedule summarizes the components of net investment income:

                                                                             Years ended December 31
                                                         --------------------------------------------------------------

          Investment income on:                              1997                     1996                    1995
                                                         -------------            -------------           -------------
                  Fixed maturities                       $   9,218,089                8,331,441               7,481,087
                  Short-term investments                       782,051                1,055,481                 870,210
                                                         -------------            -------------           -------------
                                                            10,000,140                9,386,922               8,351,297
                  Investment expenses                         (269,008)                (226,404)               (193,813)
                                                         -------------            -------------           -------------
                  Net investment income                  $   9,731,132                9,160,518               8,157,484
                                                         =============            =============           =============


                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1996 and 1995


         The following schedule summarizes the amortized cost and estimated fair values of investments in debt securities:

                                                                      Gross            Gross         Estimated
                                                      Amortized     Unrealized       Unrealized        Fair
                                                        Cost           Gains           Losses          Value
                                                    -----------    -------------    -----------      ---------


                                                                       (Amounts in thousands)
 Fixed Maturities:
   Bonds held to maturity:
     US Government Securities-1997                  $     5,404           79                (7)        5,476
     US Government Securities-1996                        7,731           41               (24)        7,748

     Tax-exempt state & municipal bonds-1997             84,330          855              (133)       85,052
     Tax-exempt state & municipal bonds-1996             97,199          875               (97)       97,977

   Bonds available for sale:
     US Government Securities-1997                       27,322           83                (1)       27,404
     US Government Securities-1996                          -            -                  -            -

     Tax-exempt state & municipal bonds-1997             94,700        1,580               (34)       96,246
     Tax-exempt state & municipal bonds-1996             76,880          896              (132)       77,644
   Certificates of Deposit - 1997                           595          -                  -            595
   Certificates of Deposit - 1996                           595          -                  -            595

       Total Fixed Maturities-1997                    $ 212,351        2,597              (175)      214,773
       Total Fixed Maturities-1996                      182,405        1,812              (253)      183,964



         The amortized cost and estimated fair value of debt securities at December 31, 1997 and 1996, by maturity, are shown below.

                                                                  1997                          1996
                                                        -------------------------    --------------------------

                                                                        Estimated                     Estimated
                                                         Amortized        Fair        Amortized         Fair
                                                           Cost           Value         Cost            Value
                                                        ----------     ----------    ----------      ----------
                                                                        (Amounts in thousands)
          Due in one year or less                       $   35,142         35,187        18,754          19,061

          Due after one year but within five years         140,571        141,871       135,052         136,185

          Due after five years but within ten years         30,608         31,527        23,059          23,165

          Due after ten years but within twenty
          years                                              6,030          6,188         5,540           5,553
                                                        ----------     ----------    ----------      ----------

                                                         $ 212,351        214,773       182,405         183,964
                                                        ==========     ==========    ==========      ==========

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1996 and 1995


         Investments of $1,100,000 were maintained in escrow at December 31, 1996 on behalf of certain insurance companies under the terms of their reinsurance agreements with General Agents. In addition, investments of $12,965,000 and $12,615,000, at December 31, 1997 and 1996,
         respectively, were on deposit with various regulatory bodies as required by law.

         The FASB has issued Statement 115 "Accounting for Certain Investments in Debt and Equity Securities" (Statement 115). Under this statement, the Company carries certain debt securities classified as "available for sale" at fair value. The unrealized gain or loss, net of tax, is presented as a separate component of shareholders' equity.

(3)      NOTE PAYABLE TO BANK

         The Company made a principal payment of $1,750,000 in May, 1996. This payment represented the retirement of the note. Interest was paid monthly at a rate that approximated the prime lending rate. The Company recorded interest expense (which approximates interest paid) of $61,335 and $221,934 in 1996 and 1995, respectively.

(4)      REINSURANCE

         In 1997, 1996 and 1995, General Agents and MGAI (the Insurers) wrote casualty policy limits of $1,000,000. For policies with an effective date occurring in 1995 or after, the Insurers have excess reinsurance for 100% of casualty claims exceeding $500,000 up to the $1,000,000 policy limits. The Company's excess reinsurance is provided in varying amounts by three reinsurers rated "A- (Excellent)" or better by A. M. Best Company.

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

         During 1996 and 1995, GCM entered into fronting arrangements with non-affiliated insurance companies. GCM retains no portion as the business written under these agreements is 100% ceded. Although these cessions are made to authorized reinsurers rated "A- (Excellent)" or better by A. M. Best Company, the agreements require that collateral (in the form of trust agreements and/or letters of credit) be maintained to assure payment of the unearned premiums and unpaid claims and claim adjustment expenses relating to the risks insured under these fronting arrangements. The balances in such accounts as of December 31, 1997 and 1996 total $29,943,000 and $20,174,000, respectively.

         The amounts deducted in the consolidated financial statements for reinsurance ceded as of and for the years ended December 31, 1997, 1996, and 1995 respectively, are set forth in the following table.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1996 and 1995

         Premiums and claims ceded to the commercial automobile plans of Arkansas, California, Louisiana, Mississippi and Pennsylvania are designated as "plan servicing".

                                                               1997                 1996                 1995
                                                          -------------        -------------        -------------
          Premiums earned                                 $   1,709,053            1,929,455            3,809,853

          Premiums earned - plan
          servicing                                       $   4,090,774            4,760,785            5,307,038

          Premiums earned - fronting
          arrangements                                    $  33,106,441           16,081,808              721,752

          Claims and claim adjustment
           expenses                                       $   2,200,182             (206,429)          13,188,258

          Claims and claim adjustment
          expenses - plan servicing                       $   4,569,993            6,886,339            5,055,997

          Claim and claim adjustment
           expenses - fronting
           arrangements                                   $  24,616,491           11,317,277              418,573



         The amounts included in the Consolidated Balance Sheets for reinsurance ceded under fronting arrangements and reinsurance ceded to the commercial automobile plans of Arkansas, California, Louisiana, Mississippi, and Pennsylvania were as follows:

                                                           1997                  1996                   1995
                                                     ----------------       --------------         --------------
          Unearned premiums                             $   1,552,654             2,149,286             2,836,492

          Unearned premiums - fronting
          arrangements                                  $  17,160,782            13,625,619             2,544,837

          Unpaid claims and claim
          adjustment expenses                           $   9,431,814            11,012,699             9,842,815

          Unpaid claims and claim
          adjustment expenses -
          fronting arrangements                         $   8,623,890             4,321,085               266,720

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1996 and 1995



         The Insurers remain directly liable to their policyholders for all policy obligations and the reinsuring companies are obligated to the Insurers to the extent of the reinsured portion of the risks.

         The Insurers, for years prior to 1993, utilized reinsurance arrangements with various non-affiliated admitted insurance companies, whereby the Insurers underwrote the coverage and assumed the policies 100% from the companies. During 1995, 1994 and 1993, the business generated from these arrangements was in a run-off position. These arrangements require that the Insurers maintain escrow accounts to assure payment of the unearned premiums and unpaid claims and claim adjustment expenses relating to risks insured through such arrangements and assumed by the Insurers. For the years ended December 31, 1997, 1996, and 1995, the balance in such escrow accounts totalled $0, $1,100,000 and $1,100,000, respectively. For 1997, 1996 and 1995, the premiums earned by assumption were $0, $0 and $(2,496), respectively and the assumed unpaid claims and claim adjustment expenses were $810,000, $1,845,000 and $4,427,000, respectively.

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

(5)      FEDERAL INCOME TAXES

         In the accompanying consolidated statements of operations, the provisions for Federal income tax as a percent of related pretax income differ from the Federal statutory income tax rate. A reconciliation of income tax expense using the Federal statutory rates to actual income tax expense follows:

                                                      1997                    1996                  1995
                                                ---------------          ------------          ------------
          Income tax expense at 35%              $   5,166,625             7,384,371              8,392,950
          Tax-exempt interest income                (2,486,582)           (2,308,364)            (2,039,995)
          Building rehabilitation tax
               credit                                  (41,984)              (77,102)                  -
          Other, net                                   200,203                79,730                   (951)
                                                 -------------         -------------          -------------
               Income tax expense                $   2,838,262             5,078,635              6,352,004
                                                 =============         =============          =============


         The FASB issued Statement 109 "Accounting for Income Taxes" which changed the Company's method of accounting for income taxes. Under APB 11, the primary objective was to match the tax expense with pre-tax operating income on the statement of operations. Under Statement 109, the primary objective is to establish deferred tax assets and liabilities for the temporary differences

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1996 and 1995

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

         The following table represents the tax effect of temporary differences giving rise to the net deferred tax asset established under Statement 109.

                                                                                        As of December 31
                                                                                   --------------------------
                                                                                       1997          1996
                                                                                   -----------   -----------
     Deferred tax assets:
       Discounting of unpaid claims and claim adjustment expenses                  $ 4,375,152      4,475,305
       Discounting of unearned premiums                                              3,158,477      3,463,159
       Deferred service fee income                                                     214,164        207,584
       Other                                                                            34,026         41,640
                                                                                   -----------    -----------
         Total deferred tax assets                                                   7,781,819      8,187,688
                                                                                   -----------    -----------

     Deferred tax liabilities:
       Deferred policy acquisition costs and deferred ceding commission income       4,086,944      4,452,344
       Unrealized gains on investments                                                 569,837        267,440
       Depreciation and amortization                                                   386,463        504,547
       Capitalized software                                                             56,248          4,631
       Other                                                                             5,772          2,216
                                                                                   -----------    -----------
         Total deferred tax liabilities                                              5,105,264      5,231,178
                                                                                   -----------    -----------

     Net deferred tax asset                                                        $ 2,676,555      2,956,510
                                                                                   ===========    ===========

(6)      SHAREHOLDERS' EQUITY

         The Company has 250,000,000 shares of authorized $.10 par value common stock. Of the authorized shares, 21,701,118 and 21,670,369 were issued as of December 31, 1997 and 1996, respectively and 20,874,224 and 21,087,407 were outstanding as of December 31, 1997 and 1996, respectively. The Company also has 10,000,000 shares of preferred stock with $100 par value authorized of which no shares have been issued. The Board of Directors can designate the relative rights and preferences of the authorized preferred stock to be issued.

         In 1991, the Company adopted a policy to pay a quarterly cash dividend of $.01 per share on its common stock every quarter until further action by the Board of Directors. The Board of Directors increased the cash dividend to: $.0125 per share in November of 1995, $.015 per share in August of 1996, and $.0175 per share in November of 1997. In November of 1995, the Board of Directors announced the discontinuance of the semi-annual stock dividends. The Board of Directors granted 5% stock dividends to shareholders of record on March 31, 1995 and September 30, 1995. The market value of the stock dividends was charged to retained earnings, common stock was credited for

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1996 and 1995



         the par value, the excess of market value over par value was credited to additional paid-in capital and cash was paid in lieu of issuing fractional shares. The earnings per share computation and the number of stock options and their exercise price have been retroactively adjusted for the effect of the stock dividends.

         The amount of consolidated statutory shareholder's equity or policyholders' surplus of General Agents and MGAI was $76,495,883, $57,011,890 and $47,880,301 at December 31, 1997, 1996 and 1995,
         respectively, and the amount of consolidated statutory net income was $14,155,450, $15,829,108 and $15,167,151 for the years ended 1997,
         1996, and 1995, respectively. The amount of policyholders' surplus of GCM was $2,000,000, $2,000,001 and $2,260,001 at December 31, 1997,
         1996 and 1995, respectively, and the amount of statutory net income was $44,569, $115,563 and $369,356 for the years ended December 31, 1997, 1996 and 1995, respectively. The Company's statutory capital significantly exceeds the benchmark capital level under the Risk Based Capital formula for its major insurance companies.

         Statutes in Texas and Oklahoma restrict the payment of dividends by the insurance company subsidiaries to the available surplus funds derived from their realized net profits. The maximum amount of cash dividends that each subsidiary may declare without regulatory approval in any 12-month period is the greater of net income for the 12-month period ended the previous December 31 or ten percent (10%) of policyholders' surplus as of the previous December 31. At December 31, 1997, General Agents, the Oklahoma subsidiary, had net income of $15,449,442 and policyholders' surplus of $76,495,883 and MGAI, the Texas subsidiary, had net income of $3,456,008 and policyholders' surplus of $21,026,541.

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

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1996 and 1995

         which have previously become null and void as described above), will entitle its holder to purchase, at the right's then-current exercise price, shares of the acquiring Company's common stock having a market value of two times the exercise price of the right.

(7)      BENEFIT PLANS

         At December 31, 1997, the Company had two stock option plans, the 1990 Stock Option Plan (90 Plan) and the 1995 Stock Option Plan (95 Plan). Under the 90 Plan, all options available have been granted and are fully vested. Any unexercised options will expire in the year 2000. The 95 Plan approved by the shareholders on May 10, 1996, reserved 1,071,000 shares for issuance under this plan. Options granted under the 95 Plan have a maximum ten year term and are exercisable at the rate of 20% immediately upon grant and 20% on each of the first four anniversaries of the grant date. The exercise price of each option equals the market price of the Company's stock on the date of grant.

         A summary of the status of the Company's outstanding options as of December 31, 1997 and 1996, and changes during the years ended December 31, 1997 and 1996 is presented below:

                                                               1997                                   1996
                                        ------------------------------------   ----------------------------------
                                           Underlying      Weighted Average      Underlying    Weighted Average
                                             Shares         Exercise Price         Shares       Exercise Price
                                             ------         --------------       ----------    ----------------
                Options
            ---------------
 Outstanding, beginning of period          1,352,786       $       8.38          401,277       $       2.60

 Granted                                     158,425       $       8.60          984,397       $      10.57

 Exercised                                   (30,749)      $       2.94          (32,888)      $       2.14
 Forfeited                                  (127,749)      $      10.63               -
                                          ----------                          ----------


 Outstanding, end of period                1,352,713       $       8.32        1,352,786       $       8.38
                                          ==========                          ==========

 Options exercisable at end of period        711,978                             565,265

 Weighted-average fair value of
   options granted during the period      $     4.82                          $     4.43


                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1996 and 1995




         The following table summarizes information for the stock options outstanding at December 31, 1997:

                                              Options Outstanding                    Options Exercisable
                     ---------------------------------------------------  ---------------------------------

                         Number       Weighted Average       Weighted          Number          Weighted
      Range of        Outstanding         Remaining          Average        Exercisable         Average
  Exercise Prices     at 12/31/97     Contractual Life    Exercise Price    at 12/31/97     Exercise Price
  ---------------     -----------     ----------------    --------------    -----------     --------------
 $   2 to 9              461,449       4.57 years          $    4.08           362,401        $   2.89


 $   9 to 11             891,264       8.45 years          $   10.51           349,577        $  10.53
                       ---------                                             ---------


 $   2 to 11           1,352,713       6.91 years          $    8.32           711,978        $   6.65
                       =========                                             =========



         The Company applies APB 25 and related Intepretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost been determined consistent with Statement 123 for the options granted, the Company's net income and earnings per share would have been the pro forma amounts indicated below:

                                                                                          Year ended                Year ended
                                                                                       -----------------         -----------------
                                                                                       December 31, 1997         December 31, 1996
                                                                                       -----------------         -----------------
                           Net income                      As reported                $  11,923,526                 16,019,567
                                                           Pro forma                  $  11,368,790                 15,504,676

                           Basic earnings per share        As reported                $         .57                        .75


                                                           Pro forma                  $         .54                        .72

                           Diluted earnings per share      As reported                $         .56                        .74


                                                           Pro forma                  $         .54                        .71



         The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 1997 and 1996, respectively: expected volatility of 33.6% and 34.0%, risk free interest rates of 5.88% and 6.05%, expected dividend yields of .74% and .57% and an expected life of 7.5 years for both periods presented.

         The Company has a profit sharing and trust plan for the benefit of its eligible employees. Contributions are made in such amounts as the Company elects. The annual contributions amounted to $396,838, $578,107, and $605,935 for 1997, 1996 and 1995, respectively.

         The Company has an incentive compensation plan in which certain key officers of the Company participate and earn bonuses. The fund from which bonuses are paid is comprised of net income for

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1996 and 1995



         the current year that is in excess of ten percent (10%) of beginning shareholders' equity for the current year, with the fund not to exceed ten percent (10%) of net income for the current year.

(8)      CONTINGENCIES

         In the normal course of its operations, the Company has been named as defendant in various legal actions seeking payments for claims denied by the Company and other monetary damages. The Company's management believes that unpaid claims and claim adjustment expenses are adequate to cover possible liability from lawsuits which arise in the normal course of its insurance business. In the opinion of the Company's management the ultimate liability, if any, resulting from the disposition of all claims will not have a material adverse effect on the Company's consolidated financial position or results of operations. The Company does not have any financial instruments where there is off-balance-sheet-risk of accounting loss due to credit or market risk. There is credit risk in the premiums receivable and reinsurance balances receivable of the Company. At December 31, 1997 and 1996 the Company did not have a premiums receivable balance nor a reinsurance balance receivable from any one entity that was material with regard to shareholders' equity.

(9)      QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following table contains selected unaudited consolidated financial data for each quarter (in thousands, except per share data):

                                                1997 Quarter                                1996 Quarter
                                        -------------------------------------    -----------------------------------

                                         Fourth     Third      Second   First    Fourth    Third    Second     First
                                        --------   -------     ------   -----    ------   ------    ------    ------


          Gross premiums
          written                       $ 26,763   23,055      26,938   23,020    29,107   27,065    29,240    24,588
          Total revenues                  28,816   28,484      28,850   28,795    30,317   30,067    29,460    28,960
          Total expenses                  25,381   27,253      22,980   24,570    25,192   26,000    23,331    23,184
          Net income                       2,887    1,464       4,409    3,164     3,933    3,298     4,514     4,275

          Earnings per share(a):
           Basic                        $    .14      .07         .21      .15       .19      .15       .21       .20
           Diluted                      $    .14      .07         .21      .15       .18      .15       .21       .20

          Common share
            prices (b)
            High                         10 3/16    9 15/16     9 3/8   10        10 3/4   10 3/4    11 5/8    11 3/4
            Low                           8         8 1/2       8 1/8    8 3/4     8 3/4    9 3/8     9 7/8     9 3/4


(a) All periods have been restated to comply with FASB Statement 128, "Earnings Per Share".
(b) As reported by the American Stock Exchange from January 1, 1996 to July 30, 1996. As reported by the New York Stock Exchange thereafter.

           INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTARY INFORMATION


The Board of Directors and Shareholders
GAINSCO, INC:


Under date of February 16, 1998, we reported on the consolidated balance sheets of GAINSCO, INC. and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                                           KPMG Peat Marwick LLP

Dallas, Texas
February 16, 1998

                                                                     Schedule I

                         GAINSCO, INC. AND SUBSIDIARIES

                         Summary of Investments - Other
                       Than Investments in Related Parties

                             (Amounts in thousands)


                                                                      As of December 31
                                        ------------------------------------------------------------------------
                                                 1997                     1996                     1995
                                        --------------------      --------------------     ---------------------
                                         Amortized      Fair      Amortized     Fair       Amortized        Fair
Type of Investment                         Cost        Value        Cost        Value        Cost          Value
------------------                      ----------     -----      ---------     -----      ---------       -----

Fixed Maturities:
  Bonds held to maturity:
    U.S. government
      securities                        $  5,404        5,476        7,731        7,748        9,606        9,733
    Tax exempt state and
      municipal bonds                     84,330       85,052       97,199       97,977       87,696       88,689

  Bonds available for sale:
    U.S. government
      securities                          27,322       27,404         --           --           --           --
    Tax exempt state and
       municipal bonds                    94,700       96,246       76,880       77,644       77,478       79,130

  Certificates of deposit                    595          595          595          595          620          620
                                        --------     --------     --------     --------     --------     --------

  Total fixed maturities                 212,351      214,773      182,405      183,964      175,400      178,172
                                        --------     --------     --------     --------     --------     --------

Short-term investments                     2,823        2,823       20,662       20,662        5,975        5,975
                                        --------     --------     --------     --------     --------     --------

  Total investments                     $215,174      217,596      203,067      204,626      181,375      184,147
                                        ========     ========     ========     ========     ========     ========

See accompanying independent auditors' report on supplementary information.

                                                                  Schedule II


                CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                                  GAINSCO, INC.
                                (PARENT COMPANY)

                                 Balance Sheets
                           December 31, 1997 and 1996

                            Assets                          1997               1996
                            ------                      -------------      -------------
Investments in subsidiaries                             $ 117,359,673        102,217,935
Cash                                                            1,614              8,243
Net receivables from subsidiaries                           1,308,015          7,289,111
Short-term investments                                         83,475               --
Other assets                                                  191,716            159,492
                                                        -------------      -------------

                  Total assets                          $ 118,944,493        109,674,781
                                                        =============      =============

             Liabilities and Shareholders' Equity
Liabilities:
  Accounts payable                                      $      16,933              5,887
  Dividends payable                                           365,300            316,312
                                                        -------------      -------------
         Total liabilities                                    382,233            322,199
                                                        -------------      -------------
Shareholders' equity:
  Preferred stock ($100 par value, 10,000,000
    shares authorized, none issued)                              --                 --
  Common stock ($.10 par value, 250,000,000
      shares authorized, 21,701,118 issued at
    December 31, 1997 and 21,670,369 issued at
    December 31, 1996)                                      2,170,112          2,167,037
  Additional paid-in capital                               87,697,754         87,610,379
  Net unrealized gains on fixed maturities                  1,058,268            496,675
  Retained earnings                                        35,188,460         24,517,265
  Treasury stock, at cost (826,894 shares in 1997,
       582,962 shares in 1996)                             (7,552,334)        (5,438,774)
                                                        -------------      -------------
         Total shareholders' equity                       118,562,260        109,352,582
                                                        -------------      -------------

         Total liabilities and shareholders' equity     $ 118,944,493        109,674,781
                                                        =============      =============

See accompanying notes to condensed financial statements. See accompanying independent auditors' report on supplementary information.

                                                                   Schedule II


                CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                                  GAINSCO, INC.
                                (PARENT COMPANY)

                            Statements of Operations
                  Years ended December 31, 1997, 1996 and 1995

                                                       1997              1996              1995
                                                   ------------      ------------      ------------
Revenues - dividend income                         $  3,700,000         9,900,000         3,115,000
Investment Income                                         3,779              --                --
Expenses - operating expenses                        (1,367,178)       (1,191,222)       (1,092,470)
                                                   ------------      ------------      ------------
  Operating income before
    Federal income tax benefit                        2,336,601         8,708,778         2,022,530

Federal income tax benefit                             (455,679)         (467,559)         (366,716)
                                                   ------------      ------------      ------------
  Income before equity in undistributed
    income of subsidiaries                            2,792,280         9,176,337         2,389,246
Equity in undistributed income of subsidiaries        9,131,246         6,843,230        15,238,609
                                                   ------------      ------------      ------------

                  Net income                       $ 11,923,526        16,019,567        17,627,855
                                                   ============      ============      ============

Earnings per share:
    Basic                                          $        .57               .75               .82
                                                   ============      ============      ============
    Diluted                                                 .56               .74               .81
                                                   ============      ============      ============

See accompanying notes to condensed financial statements.
See accompanying independent auditors' report on supplementary information.

                                                                  Schedule II

                CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                                  GAINSCO, INC.
                                (PARENT COMPANY)

                       Statements of Shareholders' Equity
                  Years ended December 31, 1997, 1996 and 1995

                                              1997            1996            1995
                                          -----------     -----------     -----------
Common Stock:

  Balance at beginning of year            $ 2,167,037       2,163,748       1,961,137

  Issue of shares as stock dividends
      (2,009,797 in 1995)                        --              --           200,980
  Exercise of options to purchase
    shares (30,749 in 1997, 32,888 in
      1996 and 16,316 in 1995)                  3,075           3,289           1,631
                                          -----------     -----------     -----------
         Balance at end of year             2,170,112       2,167,037       2,163,748
                                          -----------     -----------     -----------
Additional paid-in capital:

  Balance at beginning of year             87,610,379      87,543,175      69,671,214
  Issue of shares as stock dividends
    (2,009,797 in 1995)                          --              --        17,835,103
  Exercise of options to purchase
    shares (30,749 in 1997, 32,888 in
      1996 and 16,316 in 1995)                 87,375          67,204          36,858
                                          -----------     -----------     -----------

          Balance at end of year          $87,697,754      87,610,379      87,543,175
                                          -----------     -----------     -----------

                                                                   (continued)

                                                                  Schedule II

                CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                                  GAINSCO, INC.
                                (PARENT COMPANY)

                       Statements of Shareholders' Equity
                  Years ended December 31, 1997, 1996 and 1995


                                                           1997              1996              1995
                                                       ------------      ------------      ------------
Net unrealized gains (losses) on fixed maturities:
   Balance at beginning of year                        $    496,675         1,073,597           (55,686)

   Change during year                                       561,593          (576,922)        1,129,283
                                                       ------------      ------------      ------------

      Balance at end of year                              1,058,268           496,675         1,073,597
                                                       ------------      ------------      ------------


Retained earnings:
  Balance at beginning of year                           24,517,265         9,673,968        10,982,494
  Net income for year                                    11,923,526        16,019,567        17,627,855
  Cash dividends                                         (1,310,518)       (1,176,270)         (893,943)
  Tax benefit on non-qualified stock
       options exercised                                     58,187              --                --
  Stock dividends                                              --                --         (18,042,438)
                                                       ------------      ------------      ------------
      Balance at end of year                             35,188,460        24,517,265         9,673,968
                                                       ------------      ------------      ------------

Treasury stock:
  Balance at beginning of year                           (5,438,774)       (1,012,592)       (1,012,592)
  Change during year                                     (2,113,560)       (4,426,182)             --
                                                       ------------      ------------      ------------
      Balance at end of year                             (7,552,334)       (5,438,774)       (1,012,592)
                                                       ------------      ------------      ------------
  Total shareholders' equity at end
     of year                                           $118,562,260       109,352,582        99,441,896
                                                       ============       ===========      ============


See accompanying notes to condensed financial statements. See accompanying independent auditors' report on supplementary information.

                                                                  Schedule II


                CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                                  GAINSCO, INC.
                                (PARENT COMPANY)

                            Statements of Cash Flows
                  Years ended December 31, 1997, 1996 and 1995


                                                       1997              1996              1995
                                                   ------------      ------------      ------------
Cash flows from operating activities:
  Net income                                       $ 11,923,526        16,019,567        17,627,855
  Adjustments to reconcile net income to
    cash provided by operating activities:
    Change in investments in subsidiaries            (5,390,712)             --                --
    Change in net receivable from subsidiaries        5,981,096        (3,593,152)       (1,575,085)
    Change in other assets                              (32,224)          (95,992)           (6,750)
    Change in accounts payable                           11,046             5,887           (18,798)
    Change in other liabilities                            --                (900)             --
    Equity in income of subsidiaries                 (9,131,246)       (6,843,230)      (15,238,609)
                                                   ------------      ------------      ------------

         Net cash provided by operating
           activities                                 3,361,486         5,492,180           788,613
                                                   ------------      ------------      ------------

Cash flows from investing activities:

  Net change in short-term investments                  (83,475)             --                --
                                                   ------------      ------------      ------------
         Net cash used for investing
           activities                              $    (83,475)             --                --
                                                   ------------      ------------      ------------

                                                                  (continued)

                                                                   Schedule II


                CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                                  GAINSCO, INC.
                                (PARENT COMPANY)

                            Statements of Cash Flows
                  Years ended December 31, 1997, 1996 and 1995




                                             1997              1996               1995
                                          -----------      -----------      -----------
Cash flows from financing activities:
  Cash dividends paid                     $(1,261,530)      (1,129,024)        (819,972)
  Payments for fractional shares
    resulting from stock dividends               --               --             (6,358)
  Proceeds from exercise of common
    stock options                              90,450           70,493           38,489
  Treasury stock acquired                  (2,113,560)      (4,426,182)            --
                                          -----------      -----------      -----------

    Net cash used for financing
         activities                        (3,284,640)      (5,484,713)        (787,841)
                                          -----------      -----------      -----------

Net increase (decrease) in cash                (6,629)           7,467              772
Cash at beginning of year                       8,243              776                4
                                          -----------      -----------      -----------

Cash at end of year                       $     1,614            8,243              776
                                          ===========      ===========      ===========


See accompanying notes to condensed financial statements. See accompanying independent auditors' report on supplementary information.

                                                                   Schedule II



                CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                                  GAINSCO, INC.
                                (PARENT COMPANY)

                     Notes to Condensed Financial Statements
                        December 31, 1997, 1996 and 1995



(1)      GENERAL


                  The accompanying condensed financial statements should be read in conjunction with the notes to the consolidated financial statements for the years ended December 31, 1997, 1996 and 1995 included elsewhere in this Annual Report.

(2)      RELATED PARTIES

                  During 1997, the Company made a capital contribution to GAINSCO Service Corp. by forgiving an intercompany debt in the amount of $5,390,712.

                  The following table presents the components of the Net receivables from subsidiaries at December 31, 1997 and 1996:


             Name of Subsidiary                                  1997                        1996
             ------------------                              -----------                 ------------
Agents Processing Systems, Inc.                              $   883,224                     439,711
GAINSCO Service Corp.                                            218,287                   5,677,163
General Agents Insurance
  Company of America, Inc.                                       206,504                   1,172,237
                                                             -----------                   ---------

  Net receivable from subsidiaries                           $ 1,308,015                   7,289,111
                                                             ===========                   =========

See accompanying independent auditors' report on supplementary information.

                                                                    Schedule III

                         GAINSCO, INC. AND SUBSIDIARIES

                       Supplementary Insurance Information

                    Years ended December, 1997, 1996 and 1995
                             (Amounts in thousands)


                                                                                              Other
                                              Deferred       Reserves                         policy
                                               policy        for claims                     claims and         Net
                                            acquisition      and claim       Unearned        benefits        premiums
Segment                                        costs         expenses        premiums        payable          earned
-------                                       -------       ----------       --------       ---------        --------

Year ended December 31, 1997

Property and casualty insurance              $ 11,618        113,227          64,005            9,393        102,256
                                             --------        -------          ------            -----        -------
          Total                              $ 11,618        113,227          64,005            9,393        102,256
                                             ========        =======          ======            =====        =======

Year ended December 31, 1996

Property and casualty insurance              $ 12,634        105,691          65,255            6,219        106,793
                                             --------        -------          ------            -----        -------
          Total                              $ 12,634        105,691          65,255            6,219        106,793
                                             ========        =======          ======            =====        =======

Year ended December 31, 1995

Property and casualty insurance              $ 12,115         95,011          53,525            2,569         97,255
                                             --------         ------          ------            -----         ------
          Total                              $ 12,115         95,011          53,525            2,569         97,255
                                             ========         ======          ======            =====         ======


                                                                               Amortization
                                                                               of deferred         Other
                                                    Net           Claims         policy          operating           Net
                                                 investment      & claim       acquisition       costs and        premiums
Segment                                            income        expenses       costs (1)         expenses         written
-------                                           --------       --------      -----------       ---------        --------

Year ended December 31, 1997

Property and casualty insurance                     9,731        62,086          (26,179)          37,082           98,139
                                                    -----        ------          -------           ------           ------
          Total                                     9,731        62,086          (26,179)          37,082           98,139
                                                    =====        ======           ======           ======           ======

Year ended December 31, 1996

Property and casualty insurance                     9,161        58,379          (27,191)          39,847          108,251
                                                    -----        ------           ------           ------          -------
          Total                                     9,161        58,379          (27,191)          39,847          108,251
                                                    =====        ======           ======           ======          =======

Year ended December 31, 1995

Property and casualty insurance                     8,157        48,465          (24,546)          37,542          106,104
                                                    -----        ------           ------           ------          -------
          Total                                     8,157        48,465          (24,546)          37,542          106,104
                                                    =====        ======           ======           ======          =======




(1) Net of the amortization of deferred ceding commission income.

See accompanying independent auditors' report on supplementary information.

                                                                     Schedule IV

                         GAINSCO, INC. AND SUBSIDIARIES

                                   Reinsurance

                  Years ended December 31, 1997, 1996 and 1995
                   (Amounts in thousands, except percentages)



                                                                                                                Percentage
                                                           Ceded to          Assumed from                       of amount
                                             Direct         other               other             Net            assumed
                                             amount        companies           companies         amount          to net
                                             ------        ---------           ---------         ------          -------
Year ended December 31, 1997:
Premiums earned:
  Property and casualty                     $ 137,071           --                 --          137,071
  Reinsurance                                   --          (34,815)               --          (34,815)
                                            ---------        ------            ---------       -------
        Total                               $ 137,071       (34,815)               --           102,256             -- %
                                            =========        ======            =========        =======            ====

Year ended December 31, 1996:
Premiums earned:
  Property and casualty                     $ 125,112           --                 --           125,112
  Reinsurance                                   --          (18,319)               --           (18,319)
                                            ---------        ------            ---------        -------
        Total                               $ 125,112       (18,319)               --           106,793             -- %
                                            =========        ======            =========        =======            ====

Year ended December 31, 1995:
Premiums earned:
  Property and casualty                     $ 102,779           --                 --           102,779
  Reinsurance                                   --           (5,522)                 (2)         (5,524)
                                            ---------         -----            ---------        -------
        Total                               $ 102,779        (5,522)                 (2)         97,255             -- %
                                            =========         =====            =========        =======            ====




See accompanying independent auditors' report on supplementary information.

                                                                     Schedule VI

                         GAINSCO, INC. AND SUBSIDIARIES

                            Supplemental Information

                  Years ended December 31, 1997, 1996 and 1995
                             (Amounts in thousands)


                                     Column A        Column B         Column C         Column D         Column E         Column F
                                     --------        --------         --------         --------         --------         --------


                                                                       Reserves
                                                                      for unpaid        Discount
                                                      Deferred          claims           if any,
                                    Affiliation        policy         and claim         deducted
                                       with          acquisition      adjustment           in            Unearned         Net earned
                                    registrant          costs          expenses         Column C         premiums          premiums
                                    ----------         -------        ----------        --------         --------          --------
Year ended December 31, 1997

Property and casualty insurance         $ --           11,618           113,227             --             64,005           102,256
                                          --           ------           -------            ---            ------           -------
           Total                        $ --           11,618           113,227             --             64,005           102,256
                                          ==           ======           =======            ===            ======           =======


Year ended December 31, 1996

Property and casualty insurance        $  --           12,634           105,691             --             65,255           106,793
                                          --           ------           -------            ---            ------           -------
           Total                       $  --           12,634           105,691             --             65,255           106,793
                                          ==           ======           =======            ===            ======           =======


Year ended December 31, 1995

Property and casualty insurance        $  --           12,115            95,011             --             53,525           97,255
                                          --           ------            ------            ---            ------           ------
           Total                       $  --           12,115            95,011             --             53,525           97,255
                                          ==           ======            ======            ===            ======           ======





                                      Column H                Column I                  Column J           Column K         Column L
                                      --------                --------                  --------           --------         --------
                                                                Claim
                                                              and claim
                                                              adjustment
                                                               expenses               Amortization          Paid
                                                               incurred               of deferred          claims
                                         Net                  related to:                policy          and claim            Net
                                     investment            Current     Prior          acquisition        adjustment         premium
                                       income              year        years           costs (1)          expenses          written
                                      --------             ----        -----          -----------        ----------         -------
Year ended December 31, 1997

Property and casualty insurance         9,731              53,969      8,117           (26,179)            57,361            98,139
                                        -----              ------      -----            ------             ------            ------
           Total                        9,731              53,969      8,117           (26,179)            57,361            98,139
                                        =====              ======      =====            ======             ======            ======


Year ended December 31, 1996

Property and casualty insurance         9,161              53,037      5,342           (27,191)            49,762           108,251
                                        -----              ------      -----            ------             ------           -------
           Total                        9,161              53,037      5,342           (27,191)            49,762           108,251
                                        =====              ======      =====            ======             ======           =======


Year ended December 31, 1995

Property and casualty insurance         8,157              48,064        401           (24,546)            38,861           106,104
                                        -----              ------        ---            ------             ------           -------
           Total                        8,157              48,064        401           (24,546)            38,861           106,104
                                        =====              ======        ===            ======             ======           =======







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

        3.7           Bylaws of Registrant as restated on February 18, 1998 (11)

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

        4.6           Revised Form of Common Stock Certificate (Exhibit 4.6) (10)

       10.2           (Restated) Incentive Compensation Plan of the Registrant (Exhibit
                      10.2)(2)
      10.16           1990 Stock Option Plan of the Registrant (Exhibit 10.16)(4)

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

      10.27           Amendment to Surplus Debenture issued by GAINSCO County Mutual
                      Insurance Company (Exhibit 10.27)(7)

      10.28           Agreement dated August 26, 1994 appointing Continental Stock Transfer
                      & Trust Company transfer agent and registrar (Exhibit 10.28)(8).

                                                                                                Sequentially
     Exhibit No.                                    Description                                   No. Page
     -----------                                    -----------                                   --------
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

      10.32           Clarification to the GAINSCO, INC. Executive Incentive Compensation
                      Plan (Exhibit 10.32)(9)

      10.36           Form of Change of Control Agreements (11)

      11              (Not required to be filed as an Exhibit.  See footnote (1)(l) on page
                      48 of this 10-K Report for information called for by number 11 of the
                      Exhibit Table to Item 601 of SK)

      22.2            Subsidiaries of Registrant (11)

      24.2            Consent of KPMG Peat Marwick to incorporation by reference (11)

      25.1            Powers of Attorney (11)

      27              Financial Data Schedule (11)

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

      (10)            Incorporated by reference to the Exhibit shown in parenthesis filed in the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

      (11)            Filed herewith.