Form 10-Q
period 1998-03-31
GAINSCO INC
filed 1998-05-15
CIK 786344

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    Form 10-Q


                Quarterly Report under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934




For Quarter Ended March 31, 1998                   Commission File Number 1-9828



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

                               Yes [X]   No [ ]


As of March 31, 1998, there were 20,857,024 shares outstanding of the registrant's Common Stock, $.10 par value.

                         GAINSCO, INC. AND SUBSIDIARIES

                                      INDEX

                                                                           Page
                                                                           ----
PART I.  FINANCIAL INFORMATION

    ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS:

              Consolidated Balance Sheets as of March 31, 1998
              (unaudited) and December 31, 1997                              3

              Consolidated Statements of Operations for the Three
              Months Ended March 31, 1998 and 1997 (unaudited)               5

              Consolidated Statements of Cash Flows for the Three
              Months Ended March 31, 1998 and 1997 (unaudited)               6

              Notes to Consolidated Financial Statements
              March 31, 1998 and 1997 (unaudited)                            8

    ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                           12


PART II.  OTHER INFORMATION

    ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.                             16

SIGNATURE                                                                   17

                          PART I. FINANCIAL INFORMATION

                         GAINSCO, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                        March 31
                                                                          1998         December 31
                               Assets                                 (unaudited)         1997
                               ------                                 ------------     -----------
Investments
  Fixed maturities:
    Bonds held to maturity, at amortized cost (fair
         value: $82,510,321 - 1998, $90,527,669 - 1997)               $ 81,576,165      89,733,503

    Bonds available for sale, at fair value (Amortized cost:
         $121,646,141 - 1998, $122,022,184 - 1997)                     122,878,742     123,650,289

    Certificates of deposit, at cost (which approximates
         fair value)                                                       595,000         595,000
  Short-term investments, at cost (which approximates
    fair value)                                                          8,367,086       2,823,393
                                                                      ------------     -----------
                  Total investments                                    213,416,993     216,802,185

Cash                                                                       646,455         696,513

Accrued investment income                                                3,981,125       4,714,828

Premiums receivable (net of allowance for doubtful
  accounts: $81,000 - 1998 and 1997)                                    12,743,926      14,249,890

Reinsurance balances receivable                                          2,592,965       2,604,511

Ceded unpaid claims and claim adjustment expenses                       32,050,758      29,524,026

Ceded unearned premiums                                                 19,675,407      19,146,272

Deferred policy acquisition costs                                       10,588,297      11,618,136

Property and equipment (net of accumulated depreciation
  and amortization: $6,030,203 - 1998, $5,710,365 - 1997)                6,715,477       6,941,232

Current Federal income taxes recoverable (note 1)                        3,598,590         796,631

Deferred Federal income taxes recoverable (note 1)                       6,341,194       2,676,555

Management contract                                                      1,725,070       1,737,570

Other assets                                                             2,834,919       2,176,957
                                                                      ------------     -----------
            Total assets                                              $316,911,176     313,685,306
                                                                      ============     ===========


See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                   March 31
                                                                     1998          December 31
Liabilities and Shareholders' Equity                             (unaudited)          1997
------------------------------------                             ------------      -----------
Liabilities:

  Unpaid claims and claim adjustment expenses                    $136,193,404      113,227,009

  Unearned premiums                                                60,486,824       64,004,507

  Commissions payable                                               2,201,237        2,207,421

  Accounts payable                                                  2,804,341        3,542,075

  Reinsurance balances payable                                      1,007,129          745,805

  Deferred revenue                                                  1,004,878          635,807

  Drafts payable                                                    3,810,530        9,393,375

  Dividends payable (note 3)                                          364,999          365,300

  Other liabilities                                                   599,166        1,001,747
                                                                 ------------      -----------
         Total liabilities                                        208,472,508      195,123,046
                                                                 ------------      -----------
Shareholders' Equity (note 3):

  Preferred stock ($100 par value, 10,000,000 shares
    authorized, none issued)                                             --               --

  Common stock ($.10 par value, 250,000,000 shares
       authorized, 21,701,118 issued at March 31, 1998
       and 21,701,118 issued at December 31, 1997)                  2,170,112        2,170,112

  Additional paid-in capital                                       87,697,754       87,697,754

  Accumulated other comprehensive income (note 1)                     801,191        1,058,268

  Retained earnings                                                25,464,136       35,188,460

  Treasury stock (844,094 shares at March 31, 1998 and
       826,894 shares at December 31, 1997)                        (7,694,525)      (7,552,334)
                                                                 ------------      -----------
         Total shareholders' equity                               108,438,668      118,562,260
                                                                 ------------      -----------
         Total liabilities and shareholders' equity              $316,911,176      313,685,306
                                                                 ============      ===========


See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                          Quarter ended March 31
                                                       -----------------------------
                                                           1998              1997
                                                       ------------      -----------
Revenues:
  Premiums earned (note 2)                             $ 23,628,540       25,875,402
  Net investment income                                   2,407,622        2,286,976
  Net realized gains (note 1)                               140,710           41,511
  Insurance services                                        565,566          591,031
                                                       ------------      -----------
    Total revenues                                       26,742,438       28,794,920
                                                       ------------      -----------
Expenses:
  Claims and claim adjustment expenses
       (note 2)                                          31,560,149       15,207,636
  Commissions                                             5,905,330        4,734,804
  Change in deferred policy acquisition costs             1,029,839          742,635
  Underwriting and operating expenses                     3,934,616        3,884,358
                                                       ------------      -----------
    Total expenses                                       42,429,934       24,569,433
                                                       ------------      -----------
      Income (loss) before Federal income taxes         (15,687,496)       4,225,487

Federal income taxes:
  Current expense (benefit)                              (2,801,959)       1,000,831
  Deferred expense (benefit)                             (3,526,212)          60,619
                                                       ------------      -----------
    Total taxes                                          (6,328,171)       1,061,450
                                                       ------------      -----------
      Net income (loss)                                $ (9,359,325)       3,164,037
                                                       ============      ===========
      Earnings per share:
         Basic                                                 (.45)             .15
                                                       ============      ===========
         Diluted                                               (.44)             .15
                                                       ============      ===========


See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                     Quarter ended March 31
                                                                  ----------------------------
                                                                     1998             1997
                                                                  -----------      -----------
Cash flows from operating activities:

Net income (loss)                                                 $(9,359,325)       3,164,037

Adjustments to reconcile net income to cash provided by operating activities:

  Depreciation and amortization                                     1,253,090        1,217,568

  Change in deferred Federal income taxes recoverable              (3,526,212)          60,619

  Change in accrued investment income                                 733,703          743,821

  Change in premiums receivable                                     1,505,964        1,422,188

  Change in reinsurance balances receivable                            11,546       (1,011,019)

  Change in ceded unpaid claims and claim adjustment
       expenses                                                    (2,526,732)       1,495,858

  Change in ceded unearned premiums                                  (529,135)      (3,344,093)

  Change in deferred policy acquisition costs                       1,029,839          742,635

  Change in management contract                                        12,500           12,500

  Change in other assets                                             (657,962)        (741,390)

  Change in unpaid claims and claim adjustment
       expenses                                                    22,966,395        1,214,113

  Change in unearned premiums                                      (3,517,683)         114,821

  Change in commissions payable                                        (6,184)      (2,485,619)

  Change in accounts payable                                         (737,734)      (1,088,408)

  Change in reinsurance balances payable                              261,324        2,092,815

  Change in deferred revenue                                          369,071          370,203

  Change in drafts payable                                         (5,582,845)      (1,312,286)

  Change in other liabilities                                        (402,581)        (562,221)

  Change in current Federal income taxes                           (2,801,959)       1,000,831
                                                                  -----------       ----------
    Net cash provided by (used for) operating activities          $(1,504,920)       3,106,973
                                                                  -----------       ----------


See accompanying notes to consolidated financial statements.
                                                                     (continued)

                         GAINSCO, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                               Quarter ended March 31
                                                            ----------------------------
                                                                1998             1997
                                                            ------------      -----------
Cash flows from investing activities:

     Bonds held to maturity:
       Matured                                              $  7,830,046      $   432,052

     Bonds available for sale:
       Sold                                                    7,004,524        5,906,577
       Matured                                                 1,020,000        4,932,129
       Purchased                                              (8,254,441)     (11,030,559)

     Property and equipment purchased                            (94,083)        (296,754)

     Net change in short-term investments                     (5,543,693)         (20,912)
                                                            ------------      -----------
          Net cash provided by (used for)
               investing activities                            1,962,353          (77,467)
                                                            ------------      -----------
Cash flows from financing activities:

     Cash dividends paid                                        (365,300)        (316,312)

     Proceeds from exercise of stock options                        --             42,753

     Treasury stock acquired                                    (142,191)         (62,349)
                                                            ------------      -----------
          Net cash used for financing activities                (507,491)        (335,908)
                                                            ------------      -----------

Net increase (decrease) in cash                                  (50,058)       2,693,598

Cash at beginning of period                                      696,513        1,044,740
                                                            ------------      -----------
Cash at end of period                                       $    646,455      $ 3,738,338
                                                            ============      ===========


See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                   (Unaudited)


(1)    Summary of Accounting Policies

       (a)     Basis of Consolidation

               In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of GAINSCO, INC. and subsidiaries (the "Company") as of March 31, 1998, the results of operations and the statements of cash flows for the three months ended March 31, 1998 and 1997, on the basis of generally accepted accounting principles. The December 31, 1997 balance sheet included herein is derived from the consolidated financial statements included in the Company's 1997 Annual Report to Shareholders.

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

               Reference is made to the Company's annual consolidated financial statements for the year ended December 31, 1997 for a description of all other accounting policies. Certain reclassifications have been made to the 1997 amounts to conform to the 1998 presentation.

       (b)     Investments

               Bonds held to maturity are stated at amortized cost, bonds available for sale are stated at fair value. Short-term investments are stated at cost. The "specific identification" method is used to determine costs of investments sold. Since investments not available for sale are held until maturity, provisions for possible losses are recorded only when the values have experienced impairment considered "other than temporary". The bonds available for sale had an unrealized gain of $801,191 at March 31, 1998, net of the deferred tax expense of $431,410, and an unrealized gain at December 31, 1997 of $1,058,268 net of the deferred tax expense of $569,837.

               Proceeds from the sale of bond securities totaled $7,004,524 and $5,906,577 for the three months ended March 31, 1998 and 1997, respectively. Realized gains were $149,189 and $50,884 for the three months ended March 31, 1998 and 1997, respectively. Realized losses were $8,479 and $9,373 for the three months ended March 31, 1998 and 1997, respectively.

       (c)     Federal Income Taxes

               The Company and its subsidiaries file a consolidated Federal income tax return. Deferred income tax items are accounted for under the deferred method which provides for timing

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                   (Unaudited)


        differences between the reporting of earnings for financial statement purposes and for tax purposes, primarily deferred policy acquisition costs, the discount on unpaid claims and claim adjustment expenses and the nondeductible portion of the change in unearned premiums. The Company paid no income taxes during the three months ended March 31, 1998 and March 31, 1997.

(d)     Earnings Per Share

        In February 1997, the Financial Accounting Standards Board (FASB) issued Statement 128, "Earnings Per Share". The Statement was effective for financial statements issued for periods ending after December 15, 1997 and was implemented by the Company in the fourth quarter of 1997. Earnings per share for prior periods presented in these financial statements have been restated to comply with Statement 128.

        The following table sets forth the computation of basic and diluted earnings per share:

                                                    1998              1997
                                                ------------      ------------
        Numerator:
          Net income (loss)                     $ (9,359,325)        3,164,037
                                                ------------      ------------
        Denominator:
          Denominator for basic
             earnings per share-
             weighted average shares              20,864,374        21,087,144

        Effect of dilutive securities:
           Employee stock options                    234,106           249,225
                                                ------------      ------------
        Denominator for diluted
           earnings per share-
           weighted average shares
           and assumed conversions                21,098,480        21,336,369
                                                ============      ============
        Basic earnings per share                $       (.45)     $        .15
                                                ============      ============
        Diluted earnings per share              $       (.44)     $        .15
                                                ============      ============

(e)     Accumulated Comprehensive Income

        In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement 130). Statement 130 requires that a company include in accumulated comprehensive income certain amounts which were previously recorded directly to shareholders' equity. The other comprehensive income amounts included in accumulated comprehensive income consisted of

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

                net unrealized gains on fixed maturities of $801,191 and $1,058,268 at March 31, 1998 and 1997, respectively.

(2)      Reinsurance

         The amounts deducted in the Consolidated Statements of Operations for reinsurance ceded for the three months ended March 31, 1998 and 1997, respectively, are set forth in the following table.

         Premiums and claims ceded to the commercial automobile plans of Arkansas, California, Louisiana, Mississippi and Pennsylvania are designated as "plan servicing".

                                                         Three months
                                                        ended March 31
                                                ------------------------------
                                                    1998               1997
                                                -----------         ----------
         Premiums earned                        $   400,980            407,566

         Premiums earned - plan
            servicing                           $   870,724          1,091,317

         Premiums earned -
            fronting arrangements               $ 9,112,570          7,186,843

         Claims and claim
            adjustment expenses                 $ 1,575,663         (1,294,952)

         Claims and claim
            adjustment expenses -
            plan servicing                      $ 1,509,638          1,023,773

         Claims and claim
            adjustment expenses -
            fronting arrangements               $ 9,300,032          4,676,189


         The amounts included in the Consolidated Balance Sheets for reinsurance ceded to the commercial automobile plans of Arkansas,

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                   (Unaudited)


        California, Louisiana, Mississippi and Pennsylvania and the fronting arrangements as of March 31, 1998 and December 31, 1997 were as follows:

                                                   1998                1997
                                               ------------        -----------
        Unearned premiums                      $  1,652,239          1,552,654

        Unearned premiums -
           fronting arrangements               $ 17,500,901         17,160,782

        Unpaid claims and claim
           adjustment expenses                 $  9,344,670          9,431,814

        Unpaid claims and claim
           adjustment expenses -
           fronting arrangements               $ 11,211,804          8,623,890

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

(3)     Shareholders' Equity

        As of March 31, 1998 there were 337,640 options, at an average exercise price of $2.49 per share, that have been granted to officers and directors of the Company under the 1990 Stock Option Plan and 1,040,863 options at an average exercise price of $10.22 per share, that have been granted to officers and directors of the Company under the 1995 Stock Option Plan.

        As of December 31, 1997, the Company had purchased 714,634 shares at a cost of $6,539,742. During the first quarter of 1998, the Company purchased 17,200 shares at a cost of $142,191. The Company has no plans to purchase additional shares.

        The Company's policy is to pay a quarterly cash dividend of $.0175 per share every quarter until further action is taken by the Board of Directors. A cash dividend of $364,999 was paid on April 15, 1998.

                         GAINSCO, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Results of Operations

Gross premiums written for the first quarter of 1998 were approximately $20,072,000 versus $23,020,000 for the comparable period of 1997 representing a decrease of 13% that was largely attributable to continued intense competition. The following table presents, for each major product line, gross premiums written for the periods indicated.

                                            Three months
                                           ended March 31
                           --------------------------------------------------
                                   1998                         1997
                           --------------------        ----------------------
                                        (Amounts in thousands)
Commercial auto            $ 11,685         58%          $ 13,758         60%
Auto garage                   4,436         22%             5,112         22%
General liability             3,663         18%             3,871         17%
Other lines                     288          2%               279          1%
                           --------        ---           --------        ---
     Total                 $ 20,072        100%          $ 23,020        100%
                           ========        ===           ========        ===

COMMERCIAL AUTO is down 15% for the first quarter of 1998 largely due to the run-off of the Kentucky coal truck business. AUTO GARAGE is down 13% in the first quarter of 1998 because of continued intense competition in Kentucky and Pennsylvania. GENERAL LIABILITY is down 5% for the first quarter of 1998 primarily as a result of continuing competition in the larger states. For the first quarter of 1998, gross premium written percentages by state/product line are as follows: Texas commercial auto (25%), Texas general liability (7%), Kentucky commercial auto (6%), Pennsylvania commercial auto (6%), and Florida auto garage (6%) with no other state/product line comprising 5% or more. The persistency rate increased from 44% to 45% in 1998. Premiums earned decreased 9% as a result of the decrease in premiums written.

Net investment income increased 5% in the first quarter of 1998 as a result of growth in the portfolio from March 31, 1997. At March 31, 1998, 80% of the Company's investments were in investment grade tax-exempt bonds with an average maturity of approximately 3 years. Since the majority of the Company's investments are tax-exempt, the yields appear lower than those of the industry; however, the industry as a whole has a significantly greater percentage of its investments in taxable securities with substantially longer maturities. On a taxable equivalent basis the return on average investments is 6.1% for 1998 and 6.3% for 1997. The Company has the ability to hold its bond securities until their maturity date. The Company does not actively trade its bonds, however, it does classify certain bond securities as available for sale. At March 31, 1998, 16% of the Company's investments were in U.S. Treasury securities and 4% were in short-term money market funds. The Company has not invested and does not intend to invest in derivatives or high-yield ("junk") securities, nor in equity securities of "junk" debt issuers. The Company does not have any non-performing fixed maturity securities.

The Company recorded net realized capital gains of $140,710 during the first quarter of 1998 versus $41,511 for the comparable 1997 period. All of these gains were generated from the bonds available for sale category of the fixed maturity portfolio.

Insurance service revenues in the first quarter of 1998 were $25,465 below the first quarter of 1997. The following table presents the components.

                                                 Three months
                                                ended March 31
                                        ----------------------------
                                            1998             1997
                                        ------------     -----------
Plan servicing                          $    229,680         269,313

Fee income                                   161,630         142,216

Computer software                            118,437          92,838

Premium finance                               53,020          79,794

Other income                                   2,799           6,870
                                        ------------     -----------
     Total                              $    565,566         591,031
                                        ============     ===========


Plan servicing revenues from commercial automobile plans decreased 15% from the comparable 1997 period with the Pennsylvania plan accounting for most of the decrease. The Company is continuing to pursue management contracts with other states to administer their commercial automobile plans and is attempting to increase its participation in existing plans. Fee income increased 14% in the fronting operation. Revenues in the computer software operation are 28% above the comparable 1997 period and are expected to show moderate increases for the year. Revenues from the premium finance operation in the first quarter of 1998 are 34% below the comparable 1997 period as a result of the decision to offer an interest free payment plan on the policies of the affiliated insurance companies.

Claims and claim adjustment expenses (C & CAE) increased 108% to $31,560,149 in the first quarter of 1998 from the first quarter of 1997. This included approximately $16,700,000 in development from prior accident years. The C & CAE ratio was 133.6% in the first quarter of 1998 versus 58.8% in the first quarter of 1997. The increase in the C & CAE ratio was the result of unfavorable claim development from prior accident years which surfaced in the first quarter of 1998, unfavorable claim adjustment expense development from prior accident years and implementation of a more conservative reserving approach for the current accident year. The unfavorable claim development on prior years was primarily attributable to large claims (in excess of $100,000) for both commercial auto and general liability. The unfavorable claim adjustment expense development from prior years is related to increasing trends in expenses due to the Company's reliance on outside claim adjusters and legal support. The Company has increased its internal claims staff and is striving to reduce its reliance on outside support. During the first quarter of 1998 outstanding claims were reduced approximately 15%.

The ratio of commissions to gross premiums written is 29.4% and 20.6% for the first quarter of 1998 and 1997, respectively. Commissions increased in the 1998 period from the 1997 period primarily due to a decrease in commission income of approximately $1,644,000 as a result of reducing previously accrued reinsurance commission. The reinsurance commission had been accrued based on a lower ultimate C & CAE ratio.

The change in deferred policy acquisition costs (DAC) resulted in a net decrease to income of $1,029,839 and $742,635 for the first quarter of 1998 and 1997, respectively. The change in the amount of the increase or decrease in DAC between comparable periods is directly related to the rate at which unearned premiums are increasing or decreasing as a result of premium writings. Since DAC (asset) is a function of unearned premiums (liability) the change in unearned premiums correlates to the change in DAC. The ratio of DAC to net unearned premiums was 26% at March 31, 1998 and 1997, respectively.

Underwriting and operating expenses increased slightly in the first quarter of 1998 from the first quarter of 1997, as a result of a decrease in contingent compensation largely offsetting expected increases in the other expenses. The ratio to operating revenues increased to 16.3% in the first quarter of 1998 from 14.7% in the first quarter of 1997 primarily due to the decrease in earned premiums.

The Company generated a current tax benefit in the first quarter of 1998 as a result of the loss recorded during the period. The deferred tax benefit is the result of the tax discounting of the large increase to C & CAE reserves recorded during the period.

Liquidity and Capital Resources

The primary sources of the Company's liquidity are funds generated from insurance premiums, net investment income and maturing investments. The short-term investments and cash are intended to provide adequate funds to pay claims without selling the fixed maturity investments. At March 31, 1998 the Company held short-term investments and cash of $9,013,541 which the Company believes is adequate liquidity for the payment of claims and other short-term commitments.

With regard to long term liquidity, the average duration of the investment portfolio is approximately 3 years which closely matches the average payout period of claims. The fair value of the fixed maturity portfolio at March 31, 1998 was $2,166,757 above amortized cost.

Investments decreased because cash was needed in operations as a result of the decrease in premiums written and the high level of claims and claim adjustment expenses paid during the period. Accrued investment income is lower at March, 1998, than it was at December, 1997, because the semi-annual interest payment dates of the securities in the portfolio are skewed toward January and July. The decrease in premiums receivable is a result of a larger level of premium writings in the fourth quarter of 1997 than in the first quarter of 1998. Ceded unpaid claims and claim adjustment expenses increased due to increases in the fronting reinsurance operation. Ceded unearned premiums increased because of the fronting reinsurance operation. Deferred policy acquisition costs (DAC) decreased as a direct result of the decrease in unearned premiums. DAC was 26% of net unearned premiums at March 31, 1998 and at December 31, 1997. Current Federal income taxes recoverable increased as a result of the loss recorded during the first quarter of 1998. Deferred Federal income taxes recoverable increased for the reasons mentioned previously.

Unpaid claims and claim adjustment expenses increased as a result of unfavorable claim and claim adjustment expense development from prior accident years and a more conservative reserving approach for the current accident year. Unearned premiums decreased as a result of the decline in gross premiums written. The decrease in accounts payable relates to annual contingent incentive payments which were paid during the first quarter of 1998. Drafts payable decreased because an unusually large amount of drafts were issued late in the fourth quarter of 1997 and cleared or reversed during the first quarter of 1998.

Accumulated other comprehensive income of $801,191 was recorded at March 31, 1998 as a result of the net unrealized gains on the bonds available for sale.

The Company purchased 17,200 shares of its common stock during the first quarter of 1998 at a cost of $142,191 or $8.27 per share which accounts for the increase in Treasury stock. The Company has no plans to purchase additional shares.

The Company is not aware of any current recommendations by the regulatory authorities, which if implemented, would have a material effect on the Company's liquidity, capital resources or results of operations.

Forward Looking Statements

This Form 10-Q Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements. Important factors include, but are not limited to,
(i) heightened competition, including price competition from existing competitors, from newly formed competitors and from the entry into the Company's markets of standard insurance companies which historically have not competed in the Company's specialty markets, (ii) contraction of the markets for the Company's various lines of business, (iii) development and performance of new specialty programs, (iv) the ongoing level of claims and claims-related expenses, (v) adequacy of claim reserves, and (vi) general economic conditions.

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

                                      GAINSCO, INC.



Date:  May 13, 1998
                                      By  /s/ Daniel J. Coots
                                          ------------------------------------
                                          Daniel J. Coots
                                          Senior Vice President, Treasurer and
                                          Chief Financial Officer

                               INDEX TO EXHIBITS


     EXHIBIT
     NUMBER                        EXHIBIT
     -------                       -------

       27                  Financial Data Schedule