Form 10-Q/A
period 1998-03-31
GAINSCO INC
filed 1998-06-16
CIK 786344

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C. 20549

                      ----------------------------

                              FORM 10-Q/A

                      AMENDMENT TO APPLICATION OR
                        REPORT FILED PURSUANT TO
                         SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

                              GAINSCO, INC.
          ----------------------------------------------------
         (Exact name of registrant as specified in its charter)


                             AMENDMENT NO. 1

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             The list of exhibits is amended to add the following:

              Exhibit No.       Exhibit
              -----------       -------

                 99.5           Employment Agreement with Glenn W.
                                Anderson

                 99.6           Stock Option Agreement with Glenn W.
                                Anderson

                 99.7           Change in Control Agreement

                         SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the Registrant as well as in his capacity as Chief Financial Officer.


                                     GAINSCO, INC.


                                     By: /s/ Daniel J. Coots
                                         _____________________________
                                         Daniel J. Coots
                                         Senior Vice President,
                                         Treasurer and Chief Financial
                                         Officer