Form 10-Q
period 1998-06-30
GAINSCO INC
filed 1998-08-11
CIK 786344

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    Form 10-Q


                Quarterly Report under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934




For Quarter Ended June 30, 1998                    Commission File Number 1-9828



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

As of June 30, 1998, there were 20,896,563 shares outstanding of the registrant's Common Stock, $.10 par value.

                         GAINSCO, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                               Page
                                                                                                               ----
PART I.  FINANCIAL INFORMATION

     ITEM 1.      CONSOLIDATED FINANCIAL STATEMENTS:

                  Consolidated Balance Sheets as of June 30, 1998
                  (unaudited) and December 31, 1997                                                               3

                  Consolidated Statements of Operations for the Three Months
                  and Six Months Ended June 30, 1998 and 1997 (unaudited)                                         5

                  Consolidated Statements of Cash Flows for the Six Months
                  Ended June 30, 1998 and 1997 (unaudited)                                                        6

                  Notes to Consolidated Financial Statements
                  June 30, 1998 and 1997 (unaudited)                                                              8

     ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                                                             13

PART II.  OTHER INFORMATION

     ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.                                                              17

SIGNATURE                                                                                                        18

                          PART I. FINANCIAL INFORMATION

                         GAINSCO, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                   June 30
                                                                    1998        December 31
                                   Assets                        (unaudited)       1997
                                                                ------------    -----------
Investments
  Fixed maturities:
    Bonds held to maturity, at amortized cost (fair
      value: $72,004,919 - 1998, $90,527,669 - 1997)            $ 71,156,765     89,733,503
    Bonds available for sale, at fair value (Amortized cost:
      $121,926,412 - 1998, $122,022,184 - 1997)                  123,036,627    123,650,289

    Certificates of deposit, at cost (which approximates
      fair value)                                                    595,000        595,000
  Short-term investments, at cost (which approximates
    fair value)                                                   18,689,352      2,823,393
                                                                ------------    -----------
                  Total investments                              213,477,744    216,802,185
Cash                                                                 859,920        696,513
Accrued investment income                                          4,237,352      4,714,828
Premiums receivable (net of allowance for doubtful
  accounts: $81,000 - 1998 and 1997)                              12,627,904     14,249,890
Reinsurance balances receivable                                    1,314,836      2,604,511
Ceded unpaid claims and claim adjustment expenses                 33,200,399     29,524,026
Ceded unearned premiums                                           21,239,610     19,146,272
Deferred policy acquisition costs                                 10,384,752     11,618,136
Property and equipment (net of accumulated depreciation
  and amortization: $6,358,215 - 1998, $5,710,365 - 1997)          6,567,230      6,941,232
Current Federal income taxes recoverable (note 1)                  4,784,664        796,631
Deferred Federal income taxes recoverable (note 1)                 7,620,986      2,676,555
Management contract                                                1,712,570      1,737,570
Other assets                                                       2,625,415      2,176,957
                                                                ------------    -----------
                 Total assets                                   $320,653,382    313,685,306
                                                                ============    ===========



See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                            June 30
                                                             1998          December 31
Liabilities and Shareholders' Equity                      (unaudited)         1997
                                                         -------------     ------------
Liabilities:

  Unpaid claims and claim adjustment expenses            $ 140,341,343      113,227,009
  Unearned premiums                                         60,728,798       64,004,507
  Commissions payable                                        2,337,417        2,207,421
  Accounts payable                                           3,035,601        3,542,075
  Reinsurance balances payable                               2,686,676          745,805
  Deferred revenue                                           1,026,368          635,807
  Drafts payable                                             4,812,742        9,393,375
  Dividends payable (note 3)                                   365,690          365,300
  Other liabilities                                            987,243        1,001,747
                                                         -------------     ------------

         Total liabilities                                 216,321,878      195,123,046
                                                         -------------     ------------

Shareholders' Equity (note 3):

  Preferred stock ($100 par value, 10,000,000 shares
    authorized, none issued)                                        --               --
  Common stock ($.10 par value, 250,000,000 shares
    authorized, 21,740,657 issued at June 30, 1998
    and 21,701,118 issued at December 31, 1997)              2,174,066        2,170,112
  Additional paid-in capital                                87,778,548       87,697,754
  Accumulated other comprehensive income (note 1)              721,640        1,058,268
  Retained earnings                                         21,351,775       35,188,460
  Treasury stock (844,094 shares at June 30, 1998 and
    826,894 shares at December 31, 1997)                    (7,694,525)      (7,552,334)
                                                         -------------     ------------

         Total shareholders' equity                        104,331,504      118,562,260
                                                         -------------     ------------
         Total liabilities and shareholders' equity      $ 320,653,382      313,685,306
                                                         =============     ============


See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                           Three months                     Six Months
                                                          ended June 30                    ended June 30
                                                   ----------------------------     ----------------------------
                                                       1998            1997            1998             1997
                                                   ------------     -----------     -----------     ------------
Revenues:
  Premiums earned (note 2)                         $ 23,145,612      25,752,768      46,774,152       51,628,170
  Net investment income                               2,561,501       2,407,520       4,969,123        4,694,496
  Net realized gains (losses) (note 1)                  173,157          (5,025)        313,867           36,486
  Insurance services                                    651,654         694,610       1,217,220        1,285,641
                                                   ------------     -----------     -----------     ------------
    Total revenues                                   26,531,924      28,849,873      53,274,362       57,644,793
                                                   ------------     -----------     -----------     ------------

Expenses:
  Claims and claim adjustment expenses
    (note 2)                                         22,136,341      13,114,755      53,696,490       28,322,391
  Commissions                                         5,759,071       5,490,476      11,664,401       10,225,280
  Change in deferred policy acquisition costs           203,545        (137,495)      1,233,384          605,140
  Underwriting and operating expenses                 4,602,669       4,511,250       8,537,285        8,395,608
                                                   ------------     -----------     -----------     ------------
    Total expenses                                   32,701,626      22,978,986      75,131,560       47,548,419
                                                   ------------     -----------     -----------     ------------

      Income (loss) before Federal income taxes      (6,169,702)      5,870,887     (21,857,198)      10,096,374

Federal income taxes:
  Current expense (benefit)                          (1,163,032)      1,525,119      (3,964,991)       2,525,950
  Deferred expense (benefit)                         (1,236,957)        (63,642)     (4,763,169)          (3,023)
                                                   ------------     -----------     -----------     ------------
    Total taxes                                      (2,399,989)      1,461,477      (8,728,160)       2,522,927
                                                   ------------     -----------     -----------     ------------
    Net income (loss)                              $ (3,769,713)      4,409,410     (13,129,038)    $  7,573,447
                                                   ============     ===========     ===========     ============

    Earnings (loss) per share:

         Basic                                     $       (.18)            .21            (.63)             .36
                                                   ============     ===========     ===========     ============

         Diluted (note 1)                                                   .21                     $        .36
                                                                    ===========                     ============


See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                               Six Months ended June 30
                                                             ----------------------------
                                                                 1998            1997
                                                             ------------     -----------
Cash flows from operating activities:
  Net income (loss)                                          $(13,129,038)      7,573,447
  Adjustments to reconcile net income (loss) to cash
    provided by operating activities:
    Depreciation and amortization                               2,446,421       2,412,293
    Change in accrued investment income                           477,476        (488,779)
    Change in premiums receivable                               1,621,986       1,288,300
    Change in reinsurance balances receivable                   1,289,675        (177,823)
    Change in ceded unpaid claims and claim adjustment
      expenses                                                 (3,676,373)       (510,164)
    Change in ceded unearned premiums                          (2,093,338)     (2,377,483)
    Change in deferred policy acquisition costs                 1,233,384         605,140
    Change in current Federal income taxes recoverable         (3,964,991)        550,950
    Change in deferred Federal income taxes recoverable        (4,763,169)         (3,023)
    Change in management contract                                  25,000          25,000
    Change in other assets                                       (448,458)        102,568
    Change in unpaid claims and claim adjustment
      expenses                                                 27,114,334       3,918,596
    Change in unearned premiums                                (3,275,709)        (88,041)
    Change in commissions payable                                 129,996      (1,786,023)
    Change in accounts payable                                   (506,474)       (262,788)
    Change in reinsurance balances payable                      1,940,871        (156,111)
    Change in deferred revenue                                    390,561         237,428
    Change in drafts payable                                   (4,580,633)     (1,756,094)
    Change in other liabilities                                   (14,504)       (476,760)
                                                             ------------     -----------
      Net cash provided by operating activities              $    217,017       8,630,633
                                                             ------------     -----------

See accompanying notes to consolidated financial statements.

                                                                     (continued)

                         GAINSCO, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                    Six Months ended June 30
                                                                 ----------------------------
                                                                     1998            1997
                                                                 ------------     -----------
Cash flows from investing activities:
  Bonds held to maturity:
    Matured                                                      $ 18,991,745       6,285,369
    Purchased                                                      (1,210,688)     (1,572,422)
  Bonds available for sale:
    Sold                                                           14,283,646      13,292,540
    Matured                                                         1,020,000       3,778,959
    Purchased                                                     (16,210,764)    (46,484,058)
  Certificates of deposit matured                                     290,000         200,000
  Certificates of deposit purchased                                  (290,000)       (200,000)
  Property and equipment purchased                                   (273,848)       (611,317)
  Net change in short-term investments                            (15,865,959)     17,533,406
                                                                 ------------     -----------
    Net cash provided by (used for) investing activities              734,132      (7,777,523)
                                                                 ------------     -----------


Cash flows from financing activities:
  Cash dividends paid                                                (730,299)       (632,817)
  Proceeds from exercise of stock options                              84,748          90,450
  Treasury stock acquired                                            (142,191)     (1,025,362)
                                                                 ------------     -----------
    Net cash used for financing activities                           (787,742)     (1,567,729)
                                                                 ------------     -----------


Net increase (decrease) in cash                                       163,407        (714,619)
Cash at beginning of period                                           696,513       1,044,740
                                                                 ------------     -----------
Cash at end of period                                            $    859,920         330,121
                                                                 ============     ===========



See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                   (Unaudited)


(1)      Summary of Accounting Policies

         (a)      Basis of Consolidation

                  In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of GAINSCO, INC. and subsidiaries (the "Company") as of June 30, 1998, the results of operations and the statements of cash flows for the three months and six months ended June 30, 1998 and 1997, on the basis of generally accepted accounting principles. The December 31, 1997 balance sheet included herein is derived from the consolidated financial statements included in the Company's 1997 Annual Report to Shareholders.

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

         (b)      Investments

                  Bonds held to maturity are stated at amortized cost, bonds available for sale are stated at fair value. Short-term investments are stated at cost. The "specific identification" method is used to determine costs of investments sold. Since investments not available for sale are held until maturity, provisions for possible losses are recorded only when the values have experienced impairment considered "other than temporary". The bonds available for sale had an unrealized gain of $721,640 at June 30, 1998, net of the deferred tax expense of $388,575, and an unrealized gain at December 31, 1997 of $1,058,268 net of the deferred tax expense of $569,837.

                  Proceeds from the sale of bond securities totaled $7,279,122 and $7,385,963 for the three months ended June 30, 1998 and 1997, respectively, and $14,283,646 and $13,292,540 for the six months ended June 30, 1998 and 1997, respectively. Realized gains were $175,744 and $16,905 for the three months ended June 30, 1998 and 1997, respectively, and $324,933 and $67,789 for the six months ended June 30, 1998 and 1997, respectively. Realized losses were $2,587 and $21,930 for the three months ended June 30, 1998 and 1997, respectively, and $11,066 and $31,303 for the six months ended June 30, 1998 and 1997, respectively.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

         (c)      Federal Income Taxes

                  The Company and its subsidiaries file a consolidated Federal income tax return. Deferred income tax items are accounted for under the deferred method which provides for timing differences between the reporting of earnings for financial statement purposes and for tax purposes, primarily deferred policy acquisition costs, the discount on unpaid claims and claim adjustment expenses and the nondeductible portion of the change in unearned premiums. The Company paid no income taxes during the 1998 periods. The Company paid income taxes of $1,975,000 during the three months and six months ended June 30, 1997.

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

                  The following table sets forth the computation of basic and diluted earnings per share:

                                             Three months                   Six months
                                             ended June 30                 ended June 30
                                     ---------------------------    --------------------------
                                         1998           1997           1998           1997
                                     ------------     ----------    -----------     ----------
Numerator:
 Net income (loss)                   $ (3,769,713)     4,409,410    (13,129,038)     7,573,447
                                     ------------     ----------    -----------     ----------
Denominator:
 Denominator for basic
   earnings per share-
   weighted average shares             20,869,448     21,035,609     20,868,323     21,065,057
Effect of dilutive securities:
 Employee stock options                   194,053        243,510        195,303        244,749
                                     ------------     ----------    -----------     ----------
Denominator for diluted
 earnings per share-
 weighted average shares
 and assumed conversions               21,063,501     21,279,119     21,063,626     21,309,806
                                     ============     ==========    ===========     ==========
Basic earnings (loss) per share      $       (.18)           .21           (.63)           .36
                                     ============     ==========    ===========     ==========
Diluted earnings (loss) per share    $                       .21                           .36
                                                      ==========                    ==========

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

                  The effects of common stock options are antidilutive in the 1998 periods due to the net loss for these periods; therefore, diluted loss per share is not presented.

         (e)      Accumulated Comprehensive Income

                  In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement 130). Statement 130 requires that a company include in accumulated comprehensive income certain amounts which were previously recorded directly to shareholders' equity. The other comprehensive income amounts included in accumulated comprehensive income consisted of net unrealized gains on fixed maturities of $721,640 and $1,058,268 at June 30, 1998 and December 31, 1997, respectively.

(2)      Reinsurance

         The amounts deducted in the Consolidated Statements of Operations for reinsurance ceded for the three months and six months ended June 30, 1998 and 1997, respectively, are set forth in the following table.

         Premiums and claims ceded to the commercial automobile plans of Arkansas, California, Louisiana, Mississippi and Pennsylvania are designated as "plan servicing".

                                Three months                 Six months
                                ended June 30               ended June 30
                           -----------------------    -------------------------
                              1998         1997          1998           1997
                           ----------    ---------    ----------    -----------
Premiums earned            $  395,614      412,795       796,594        820,361
Premiums earned -
  plan servicing           $  997,250      955,541     1,867,975      2,046,858
Premiums earned -
  fronting arrangements    $9,525,593    7,958,356    18,638,163     15,145,199
Claims and claim
  adjustment expenses      $  674,647      118,894     2,250,310     (1,176,058)
Claims and claim
  adjustment expenses -
  plan servicing           $1,360,262    1,695,341     2,869,900      2,719,114
Claims and claim
  adjustment expenses -
  fronting arrangements    $6,734,636    6,759,954    16,034,669     11,436,143

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

         The amounts included in the Consolidated Balance Sheets for reinsurance ceded to the commercial automobile plans of Arkansas, California, Louisiana, Mississippi and Pennsylvania, and the fronting arrangements as of June 30, 1998 and December 31, 1997 were as follows:

                                                     1998                1997
                                                 -----------          ----------
Unearned premiums -
  plan servicing                                 $ 2,393,500           1,799,619
Unearned premiums -
  fronting arrangements                          $18,319,039          16,377,793
Unpaid claims and claim
  adjustment expenses -
  plan servicing                                 $10,005,522          10,460,869
Unpaid claims and claim
  adjustment expenses -
  fronting arrangements                          $11,346,735           7,139,399


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

(3)      Shareholders' Equity

         As of June 30, 1998 there were 294,777 options, at an average exercise price of $2.47 per share, that had been granted to officers and directors of the Company under the 1990 Stock Option Plan and 943,788 options, at an average exercise price of $10.17 per share, that had been granted to officers and directors of the Company under the 1995 Stock Option Plan.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                   (Unaudited)


         As of December 31, 1997, the Company had repurchased 714,634 shares of its common stock at a cost of $6,539,742. During the first quarter of 1998, the Company purchased 17,200 shares at a cost of $142,191. The Company has no plans to purchase additional shares.

         The Company's policy is to pay a quarterly cash dividend of $.0175 per share every quarter until further action is taken by the Board of Directors. A cash dividend of $365,690 was paid on July 15, 1998.

                         GAINSCO, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Results of Operations

Gross premiums written for the second quarter of 1998 were approximately $22,224,000 versus $26,938,000 for the comparable 1997 period representing an 18% decrease that was largely attributable to continued intense competition. For the first six months of 1998 gross premiums written have decreased 15% from the comparable 1997 period. The following table presents, for each major product line, gross premiums written for the periods indicated:

                                 Three months                            Six months
                                 ended June 30                          ended June 30
                      ---------------------------------     ---------------------------------
                           1998               1997               1998               1997
                      --------------     --------------     --------------     --------------
                                               (Amounts in thousands)
Commercial auto      $12,130     55%    $15,477     57%    $23,815     56%    $29,235     59%
Auto garage            5,411     24%      6,216     23%      9,847     23%     11,328     23%
General liability      4,355     20%      4,749     18%      8,018     19%      8,620     17%
Other lines              328      1%        496      2%        616      2%        775      1%
                     -------    ---     -------    ---     -------    ---     -------    ---
         Total       $22,224    100%    $26,938    100%    $42,296    100%    $49,958    100%
                     =======    ===     =======    ===     =======    ===     =======    ===

For the second quarter of 1998 COMMERCIAL AUTO is down 22%, AUTO GARAGE is down 13% and GENERAL LIABILITY is down 8%. For the first six months of 1998 COMMERCIAL AUTO is down 19%, AUTO GARAGE is down 13% and GENERAL LIABILITY is down 7%. Commercial auto is down largely due to the discontinuance of the Kentucky coal truck business in the last half of 1997. Auto garage is down largely because of competition in California, Connecticut, Pennsylvania and Texas. General liability is down because of increased competition in Texas. For the first six months of 1998, gross premium written percentages by state/product line are as follows: Texas commercial auto (23%), Texas general liability (7%), Pennsylvania commercial auto (6%), and Florida garage (6%) with no other state/product line comprising 5% or more. The persistency rate decreased from 46% to 43% in 1998. Premiums earned decreased 10% and 9% for the three months and six months ended June 30, 1998, respectively, as a result of the decrease in premiums written.

Net investment income increased 6% for the second quarter and first six months of 1998 as a result of growth in the portfolio from June 30, 1997. At June 30, 1998, 75% of the Company's investments were in investment grade tax-exempt bonds with an average maturity of approximately 3 years. Since the majority of the Company's investments are tax-exempt, the yields appear lower than those of the industry; however, the industry as a whole has a significantly greater percentage of its investments in taxable securities with substantially longer maturities. On a taxable equivalent basis the return on average investments is 6.2% for 1998 and 6.3% for 1997. The Company has the ability to hold its bond securities until their maturity date. The Company does not actively trade its bonds, however, it does classify certain bond securities as available for sale. At June 30, 1998, approximately 16% of the Company's investments were in U.S. Treasury securities and 9% were in short-term money market funds. The Company has not invested and does not intend to invest in derivatives or high-yield ("junk") securities, nor equity securities in issuers of "junk" debt securities. The Company does not have any non-performing fixed maturity securities.

The Company recorded net realized capital gains of $173,157 during the second quarter of 1998 versus net realized capital losses of $5,025 for the comparable 1997 period, which brings net realized capital gains for the six months to $313,867 versus $36,486 for the same period in 1997. All of the gains were generated from the bonds available for sale category of the fixed maturity portfolio.

Insurance services revenues decreased $42,956 in the second quarter of 1998 from the second quarter of 1997. For the first six months of 1998 a decrease of $68,421 has been recorded from the comparable 1997 period.
The following table presents the components:

                                    Three months                 Six months
                                    ended June 30              ended June 30
                                --------------------     -----------------------
                                  1998        1997          1998          1997
                                --------     -------     ---------     ---------
Plan servicing                  $263,921     251,761       493,601       521,074
Fee income                       163,928     152,420       325,558       294,636
Computer software                175,867     209,334       294,304       302,172
Premium finance                   46,704      69,204        99,724       148,998
Other income                       1,234      11,891         4,033        18,761
                                --------     -------     ---------     ---------
         Total                  $651,654     694,610     1,217,220     1,285,641
                                ========     =======     =========     =========

Plan servicing revenues from commercial automobile plans increased $11,530 in the second quarter of 1998 when compared to the second quarter of 1997 but are $27,473 below the comparable six month period of 1997. Plan servicing written premiums are 60% ahead of last year on a six month comparative basis as a result of increases in the California plan. The Company gave notice in June, 1998 to each of the state plans informing them that it would no longer accept business as a servicing carrier after December 31, 1998. This decision was the result of an analysis that concluded the margins from this business were not adequate.

Fee income increased $11,508 and $30,922 for the second quarter and six months ended 1998, respectively. This is a result of growth in the fronting reinsurance operation.

Revenues in the computer software operation are down 16% and 3% for the second quarter and six months ended 1998, respectively, versus the comparable 1997 periods as a result of several system sales during the second quarter of 1997. Revenues are expected to show decreases for the year.

Revenues from the premium finance operation are down 33% in the second quarter of 1998 from the second quarter of 1997 and are down 33% for the first six months of 1998 as a result of the decision to offer an interest free payment plan on the policies of the affiliated insurance companies. The Company decided during the second quarter to exit the premium finance business, but will continue to offer interest free payment plans on its own policies.

Claims and claim adjustment expenses (C & CAE) increased $9,021,586 in the second quarter of 1998 from the second quarter of 1997. This included approximately $6,400,000 in development from prior accident years. The C & CAE ratio was 95.6% in the second quarter of 1998 versus 50.9% in 1997 for the comparable period. C & CAE have increased $25,374,099 for the first six months of 1998 over the comparable 1997 period. This included approximately $23,100,000 in development from prior accident years. The C & CAE ratio was 114.8% for the first six months of 1998 and 54.9% for the comparable 1997 period. The majority of the development for the quarter was attributable to the 1996 and 1997 accident years in the commercial auto line. A comprehensive upgrading of the Company's claims reserving process was conducted during the second quarter which resulted in a significant increase in the confidence level of the reserves. The increase in the C & CAE ratio was the result of unfavorable claim development from prior accident years which surfaced in the first six months of 1998, unfavorable claim adjustment expense development from prior accident years and implementation of a more conservative reserving approach. During the first six months of 1998 outstanding claims were reduced approximately 19%.

The ratio of commissions to gross premiums written was 26% for the second quarter of 1998 versus 20% for the comparable 1997 period and it was 28% for the first six months of 1998 as compared to 21% for the comparable 1997 period. Commissions increased in the 1998 periods from the 1997 periods primarily due to a decrease in commission income of approximately $897,000 for the second quarter of 1998 and $2,564,000 for the first six months of 1998 as a result of reducing previously accrued reinsurance commission. The reinsurance commission had been accrued based on a lower ultimate C & CAE ratio. The ratio of commissions to premiums earned is higher in the 1998 periods than in the 1997 periods largely for the same reason.

The change in deferred policy acquisition costs resulted in a net decrease to income of $203,545 for the second quarter of 1998 versus a net increase of $137,495 in the second quarter of 1997. A net decrease of $1,233,384 was recorded for the first six months of 1998 versus a net decrease of $605,140 in the comparable 1997 period. The change in the amount of the increase in DAC between comparable periods is directly related to the rate at which unearned premiums are growing as a result of the growth rate of premium writings. Since DAC (asset) is a function of unearned premiums (liability) the change in DAC correlates to the change in unearned premiums. The ratio of DAC to net unearned premiums was 26% at June 30, 1998 and 1997.

Underwriting and operating expenses were up 2% in the second quarter of 1998 over 1997 and for the first six months of 1998 over 1997, as a result of a decrease in contingent compensation and premium taxes largely offsetting increases in other expenses. The ratio to operating revenues increased to 17.8% in the first six months of 1998 from 15.9% in the first six months of 1997 primarily due to the decrease in earned premiums.

The Company generated a current tax benefit in the 1998 periods as a result of the loss recorded during the periods. The deferred tax benefit is the result of the tax discounting of the large increase to C & CAE reserves recorded during the periods.

Liquidity and Capital Resources

The primary sources of the Company's liquidity are funds generated from insurance premiums, net investment income and maturing investments. The short-term investments and cash are intended to provide adequate funds to pay claims without selling the fixed maturity investments. At June 30, 1998 the Company held short-term investments and cash of $19,549,272 which the Company believes is adequate liquidity for the payment of claims and other short-term commitments.

With regard to long term liquidity, the average duration of the investment portfolio is approximately 2.8 years which approximates the average payout period of claims. The fair value of the fixed maturity portfolio at June 30, 1998 was $1,958,369 above amortized cost.

Investments decreased as a result of the decrease in premiums written and the level of claims and claim adjustment expenses paid during the period. The decrease in premiums receivable is a result of a larger level of premium writings in the fourth quarter of 1997 than in the second quarter of 1998. Reinsurance balances receivable decreased primarily because of smaller claim recoverables due from the commercial auto plans. Ceded unpaid claims and claim adjustment expenses increased due to increases in the fronting reinsurance operation. Ceded unearned premiums increased because of the fronting reinsurance operation. Deferred policy acquisition costs (DAC) decreased as a direct result of the decrease in unearned premiums. DAC was 26% of net unearned premiums at June 30, 1998 and at December 31, 1997. Current Federal income taxes recoverable increased as a result of the loss recorded during the first six months of 1998. Deferred Federal income taxes recoverable increased for the reasons mentioned previously.

Unpaid claims and claim adjustment expenses increased as a result of unfavorable claim and claim adjustment expense development from prior accident years and a more conservative reserving approach for the current accident year. Unearned premiums decreased as a result of the decline in gross premiums written. The increase in reinsurance balances payable is largely attributable to premium balances which the Company has collected as a servicing carrier and which are due to various state insurance plans. Drafts payable decreased because an unusually large amount of drafts were issued late in the fourth quarter of 1997 and cleared or reversed during the first quarter of 1998.

Accumulated other comprehensive income of $721,640 was recorded at June 30, 1998 as a result of the net unrealized gains on the bonds available for sale.

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

                         GAINSCO, INC. AND SUBSIDIARIES



Item 4. Submission of Matters to a Vote of Security Holders

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  11. The statement re computation of per share earnings is included in the notes to consolidated financial statements.

                  27.      Financial Data Schedule for the period ended June
                           30,1998.

                  99.8     1998 Long-Term Incentive Plan

                  99.9 Replacement Nonqualified Stock Option Agreement with Glenn W. Anderson

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

                                            GAINSCO, INC.



Date:  August 10, 1998
                                        By  /s/ Daniel J. Coots
                                           -------------------------------------
                                            Daniel J. Coots
                                            Senior Vice President, Treasurer and
                                            Chief Financial Officer

                                 EXHIBIT INDEX

       EXHIBIT                                                                       SEQUENTIALLY
       NUMBER                      DESCRIPTION                                       NO. PAGE
       -------                     -----------                                       ------------
         11.      The statement re computation of per share earnings is included in the notes to consolidated financial statements.

         27.      Financial Data Schedule for the period ended June 30,1998.

         99.8     1998 Long-Term Incentive Plan

         99.9     Replacement Nonqualified Stock Option Agreement with Glenn W.
                  Anderson