Form 10-Q
period 1998-09-30
GAINSCO INC
filed 1998-11-13
CIK 786344

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    Form 10-Q


                Quarterly Report under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934




For Quarter Ended September 30, 1998              Commission File Number 1-9828



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

                                               Yes   X    No
                                                   ----      ----

As of September 30, 1998, there were 20,896,563 shares outstanding of the registrant's Common Stock, $.10 par value.

                         GAINSCO, INC. AND SUBSIDIARIES

                                      INDEX



                                                                            Page

PART I.  FINANCIAL INFORMATION

     ITEM 1.      CONSOLIDATED FINANCIAL STATEMENTS:

                  Consolidated Balance Sheets as of September 30, 1998
                  (unaudited) and December 31, 1997                           3

                  Consolidated Statements of Operations for the Three Months
                  and Nine Months Ended September 30, 1998 and 1997
                  (unaudited)                                                 5

                  Consolidated Statements of Cash Flows for the Nine Months
                  Ended September 30, 1998 and 1997 (unaudited)               6

                  Notes to Consolidated Financial Statements
                  September 30, 1998 and 1997 (unaudited)                     8

     ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                        13

PART II.  OTHER INFORMATION

     ITEM 1.      LEGAL PROCEEDINGS                                          18

     ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        18

     ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.                          19

SIGNATURE                                                                    20


                          PART I. FINANCIAL INFORMATION

                         GAINSCO, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                         September 30
                                                                             1998             December 31
                               Assets                                    (unaudited)              1997
                                                                         ------------        ------------
Investments
  Fixed maturities:
    Bonds held to maturity, at amortized cost (fair
      value: $68,186,025 - 1998, $90,527,669 - 1997)                     $ 66,876,686          89,733,503
    Bonds available for sale, at fair value (Amortized cost:
      $104,055,736 - 1998, $122,022,184 - 1997)                           106,692,901         123,650,289
    Certificates of deposit, at cost (which approximates
      fair value)                                                             595,000             595,000
  Short-term investments, at cost (which approximates
    fair value)                                                            41,601,759           2,823,393
                                                                         ------------        ------------
                  Total investments                                       215,766,346         216,802,185
Cash                                                                        2,122,752             696,513
Accrued investment income                                                   3,245,337           4,714,828
Premiums receivable (net of allowance for doubtful
  accounts: $81,000 - 1998 and 1997)                                       10,494,163          14,249,890
Reinsurance balances receivable                                             3,266,037           2,604,511
Ceded unpaid claims and claim adjustment expenses                          33,975,408          29,524,026
Ceded unearned premiums                                                    22,710,529          19,146,272
Deferred policy acquisition costs                                          10,111,023          11,618,136
Property and equipment (net of accumulated depreciation
  and amortization: $6,680,437 - 1998, $5,710,365 - 1997)                   6,329,757           6,941,232
Current Federal income taxes recoverable (note 1)                           4,920,038             796,631
Deferred Federal income taxes recoverable (note 1)                          6,981,744           2,676,555
Management contract                                                         1,700,070           1,737,570
Other assets                                                                2,675,716           2,176,957
                                                                         ------------        ------------
                 Total assets                                            $324,298,920         313,685,306
                                                                         ============        ============



See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                    September 30
                                                                        1998                December 31
Liabilities and Shareholders' Equity                                 (unaudited)               1997
                                                                    -------------         -------------
Liabilities:
  Unpaid claims and claim adjustment expenses                       $ 137,555,970           113,227,009
  Unearned premiums                                                    62,059,948            64,004,507
  Commissions payable                                                   3,410,289             2,207,421
  Accounts payable                                                      2,431,946             3,542,075
  Reinsurance balances payable                                          3,320,101               745,805
  Deferred revenue                                                        893,340               635,807
  Drafts payable                                                        7,205,599             9,393,375
  Dividends payable (note 3)                                              365,690               365,300
  Other liabilities                                                       700,660             1,001,747
                                                                    -------------         -------------

         Total liabilities                                            217,943,543           195,123,046
                                                                    -------------         -------------
Shareholders' Equity (note 3):
  Preferred stock ($100 par value, 10,000,000 shares
    authorized, none issued)                                                 --                    --
  Common stock ($.10 par value, 250,000,000 shares
    authorized, 21,740,657 issued at September 30, 1998
    and 21,701,118 issued at December 31, 1997)                         2,174,066             2,170,112
  Additional paid-in capital                                           87,778,548            87,697,754
  Accumulated other comprehensive income (note 1)                       1,714,157             1,058,268
  Retained earnings                                                    22,383,131            35,188,460
  Treasury stock (844,094 shares at September 30, 1998
     and 826,894 shares at December 31, 1997)                          (7,694,525)           (7,552,334)
                                                                    -------------         -------------
         Total shareholders' equity                                   106,355,377           118,562,260
                                                                    -------------         -------------
         Total liabilities and shareholders' equity                 $ 324,298,920           313,685,306
                                                                    =============         =============


See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations
                                   (Unaudited)


                                                            Three months                              Nine Months
                                                         ended September 30                       ended September 30
                                                ---------------------------------         ---------------------------------
                                                     1998                 1997                1998                 1997
                                                    -----                -----               -----                -----
Revenues:
  Premiums earned (note 2)                      $ 22,961,060           25,171,706           69,735,212           76,799,876
  Net investment income                            2,536,044            2,488,573            7,505,167            7,183,069
  Net realized gains (note 1)                        242,249              177,075              556,116              213,561
  Insurance services                                 633,180              646,873            1,850,400            1,932,514
                                                ------------         ------------         ------------         ------------
    Total revenues                                26,372,533           28,484,227           79,646,895           86,129,020
                                                ------------         ------------         ------------         ------------

Expenses:
  Claims and claim adjustment expenses
    (note 2)                                      15,737,047           17,681,193           69,433,537           46,003,584
  Commissions                                      4,842,508            4,959,806           16,506,909           15,185,086
  Change in deferred policy acquisition costs        273,729              582,810            1,507,113            1,187,950
  Underwriting and operating expenses              4,158,087            4,029,910           12,695,372           12,425,518
                                                ------------         ------------         ------------         ------------
    Total expenses                                25,011,371           27,253,719          100,142,931           74,802,138
                                                ------------         ------------         ------------         ------------

      Income (loss) before Federal income taxes    1,361,162            1,230,508          (20,496,036)          11,326,882

Federal income taxes:
  Current expense (benefit)                         (140,694)             (13,978)          (4,105,685)           2,511,972
  Deferred expense (benefit)                         104,809             (218,919)          (4,658,360)            (221,942)
                                                ------------         ------------         ------------         ------------
    Total taxes                                      (35,885)            (232,897)          (8,764,045)           2,290,030
                                                ------------         ------------         ------------         ------------
    Net income (loss)                           $  1,397,047            1,463,405          (11,731,991)           9,036,852
                                                ============         ============         ============         ============
    Earnings (loss) per share:

         Basic                                  $        .07                  .07                 (.56)                 .43
                                                ============         ============         ============         ============
         Diluted (note 1)                       $        .07                  .07                                       .42
                                                ============         ============                              ============


See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                    Nine Months ended September 30
                                                                  ---------------------------------
                                                                       1998                  1997
                                                                  ------------         ------------
Cash flows from operating activities:
Net income (loss)                                                 $(11,731,991)           9,036,852
Adjustments to reconcile net income (loss) to cash
  provided by operating activities:
  Depreciation and amortization                                      3,573,219            3,630,837
  Change in accrued investment income                                1,469,491              201,083
  Change in premiums receivable                                      3,755,727            5,255,261
  Change in reinsurance balances receivable                           (661,526)           1,285,659
  Change in ceded unpaid claims and claim adjustment
    expenses                                                        (4,451,382)          (1,929,515)
  Change in ceded unearned premiums                                 (3,564,257)          (4,070,439)
  Change in deferred policy acquisition costs                        1,507,113            1,187,950
  Change in current Federal income taxes recoverable                (4,100,365)            (663,028)
  Change in deferred Federal income taxes recoverable               (4,658,360)            (221,942)
  Change in management contract                                         37,500               37,500
  Change in other assets                                              (498,759)              53,959
  Change in unpaid claims and claim adjustment
    expenses                                                        24,328,961           10,187,403
  Change in unearned premiums                                       (1,944,559)            (924,284)
  Change in commissions payable                                      1,202,868           (1,363,071)
  Change in accounts payable                                        (1,110,129)             (48,870)
  Change in reinsurance balances payable                             2,574,296             (690,123)
  Change in deferred revenue                                           257,533              223,946
  Change in drafts payable                                          (2,187,776)          (1,652,287)
  Change in other liabilities                                         (301,087)            (227,270)
                                                                  ------------         ------------
    Net cash provided by operating activities                     $  3,496,517           19,309,621
                                                                  ------------         ------------


See accompanying notes to consolidated financial statements.

                                                                     (continued)
                         GAINSCO, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                    Nine Months ended September 30
                                                                  ---------------------------------
                                                                       1998                1997
                                                                  ------------         ------------
Cash flows from investing activities:

  Bonds held to maturity:
    Matured                                                       $ 22,873,069           16,562,231
    Purchased                                                       (1,210,688)          (3,434,617)
  Bonds available for sale:
    Sold                                                            38,576,136           22,137,930
    Matured                                                          1,520,000            5,760,110
    Purchased                                                      (23,538,400)         (68,578,203)
  Certificates of deposit matured                                      545,000              370,000
  Certificates of deposit purchased                                   (545,000)            (370,000)
  Property and equipment purchased                                    (358,597)            (867,050)
  Net change in short-term investments                             (38,778,366)          11,459,631
                                                                  ------------         ------------
    Net cash used for investing activities                            (916,846)         (16,959,968)
                                                                  ------------         ------------

Cash flows from financing activities:
  Cash dividends paid                                               (1,095,989)            (947,787)
  Proceeds from exercise of stock options                               84,748               90,450
  Treasury stock acquired                                             (142,191)          (1,763,357)
                                                                  ------------         ------------
    Net cash used for financing activities                          (1,153,432)          (2,620,694)
                                                                  ------------         ------------

Net increase (decrease) in cash                                      1,426,239             (271,041)
Cash at beginning of period                                            696,513            1,044,740
                                                                  ------------         ------------
Cash at end of period                                             $  2,122,752              773,699
                                                                  ============         ============


See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


(1)      Summary of Accounting Policies

         (a)      Basis of Consolidation

                  In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of GAINSCO, INC. and subsidiaries (the "Company") as of September 30, 1998, the results of operations and the statements of cash flows for the three months and nine months ended September 30, 1998 and 1997, on the basis of generally accepted accounting principles. The December 31, 1997 balance sheet included herein is derived from the consolidated financial statements included in the Company's 1997 Annual Report to Shareholders.

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

         (b)      Investments

                  Bonds held to maturity are stated at amortized cost, bonds available for sale are stated at fair value. Short-term investments are stated at cost. The "specific identification" method is used to determine costs of investments sold. Since investments not available for sale are held until maturity, provisions for possible losses are recorded only when the values have experienced impairment considered "other than temporary". The bonds available for sale had an unrealized gain of $1,714,157 at September 30, 1998, net of the deferred tax expense of $923,008, and an unrealized gain at December 31, 1997 of $1,058,268 net of the deferred tax expense of $569,837.

                  Proceeds from the sale of bond securities totaled $24,292,490 and $8,845,390 for the three months ended September 30, 1998 and 1997, respectively, and $38,576,136 and $22,137,930 for the nine months ended September 30, 1998 and 1997, respectively. Realized gains were $247,572 and $183,409 for the three months ended September 30, 1998 and 1997, respectively, and $572,505 and $251,198 for the nine months ended September 30, 1998 and 1997, respectively. Realized losses were $5,323 and $6,334 for the three months ended September 30, 1998 and 1997, respectively, and $16,389 and $37,637 for the nine months ended September 30, 1998 and 1997, respectively.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

         (c)      Federal Income Taxes

                  The Company and its subsidiaries file a consolidated Federal income tax return. Deferred income tax items are accounted for under the liability method which provides for temporary differences between the reporting of earnings for financial statement purposes and for tax purposes, primarily deferred policy acquisition costs, the discount on unpaid claims and claim adjustment expenses and the nondeductible portion of the change in unearned premiums. The Company paid no income taxes during the 1998 periods. The Company paid income taxes of $1,200,000 and $3,175,000 during the three months and nine months ended September 30, 1997, respectively.

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

                  The following table sets forth the computation of basic and diluted earnings per share:


                                                          Three months                          Nine months
                                                       ended September 30                   ended September 30
                                                ------------------------------        -------------------------------
                                                       1998               1997               1998                1997
                                                -----------        -----------        -----------         -----------
Numerator:
 Net income (loss)                              $ 1,397,047          1,463,405        (11,731,991)          9,036,852
                                                -----------        -----------        -----------         -----------
Denominator:
 Denominator for basic
   earnings per share-
   weighted average shares                       20,896,563         20,941,011         20,876,795          21,027,843
Effect of dilutive securities:
 Employee stock options                             342,671            265,052            405,037             265,052
                                                -----------        -----------        -----------         -----------
Denominator for diluted
 earnings per share-
 weighted average shares
 and assumed conversions                         21,239,234         21,206,063         21,281,832          21,292,895
                                                ===========        ===========        ===========         ===========
Basic earnings (loss) per share                 $       .07                .07               (.56)                .43
                                                ===========        ===========        ===========         ===========
Diluted earnings (loss) per share               $       .07                .07                                    .42
                                                ===========        ===========                            ===========

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)



                  The effects of common stock options are antidilutive for the nine months ended September 30, 1998 due to the net loss for these periods; therefore, diluted loss per share is not presented.

         (e)      Accumulated Comprehensive Income

                  In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement 130). Statement 130 requires that a company include in accumulated comprehensive income certain amounts which were previously recorded directly to shareholders' equity. The other comprehensive income amounts included in accumulated comprehensive income consisted of net unrealized gains on fixed maturities of $1,714,157 and $1,058,268 at September 30, 1998 and December 31, 1997, respectively. Total comprehensive income (loss), consisting of net income (loss) and the change in unrealized gains on fixed maturities, was $1,655,080 and $2,389,054 for the three months ended September 30, 1997 and 1998, respectively, and $9,156,202 and $(11,076,102) for the nine months ended September 30, 1997 and 1998, respectively.

(2)      Reinsurance

         The amounts deducted in the Consolidated Statements of Operations for reinsurance ceded for the three months and nine months ended September 30, 1998 and 1997, respectively, are set forth in the following table.

         Premiums and claims ceded to the commercial automobile plans of Arkansas, California, Louisiana, Mississippi and Pennsylvania are designated as "plan servicing".

                                                Three months                         Nine months
                                             ended September 30                  ended September 30
                                     ------------------------------        ------------------------------
                                            1998               1997               1998               1997
                                     -----------        -----------        -----------        -----------

Premiums earned                      $   180,563            437,469            977,157          1,257,830

Premiums earned -
  plan servicing                     $   925,602          1,019,691          2,793,577          3,066,549

Premiums earned -
  fronting arrangements              $11,015,983          8,781,263         29,654,146         23,926,462

Claims and claim
  adjustment expenses                $ 1,360,804            196,734          3,611,114           (979,324)

Claims and claim
  adjustment expenses -              $   812,097            897,735          3,681,997          3,616,849
  plan servicing

Claims and claim
  adjustment expenses -
  fronting arrangements              $ 7,540,188          6,292,816         23,574,857         17,728,959

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


The amounts included in the Consolidated Balance Sheets for reinsurance ceded to the commercial automobile plans of Arkansas, California, Louisiana, Mississippi and Pennsylvania, and the fronting arrangements as of September 30, 1998 and December 31, 1997 were as follows:


                                                         1998               1997
                                                     -----------        -----------

Unearned premiums -
  plan servicing                                     $ 1,826,263          1,522,654
Unearned premiums -
  fronting arrangements                              $19,892,656         17,160,782
Unpaid claims and claim
  adjustment expenses -
  plan servicing                                     $ 9,898,649          9,431,814
Unpaid claims and claim
  adjustment expenses -
  fronting arrangements                              $12,332,740          8,623,890


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

(3)      Shareholders' Equity

         As of September 30, 1998 there were 294,777 options, at an average exercise price of $2.47 per share, that had been granted to officers and directors of the Company under the 1990 Stock Option Plan, 666,153 options, at an average exercise price of $8.75 per share, that had been granted to officers and directors of the Company under the 1995 Stock Option Plan and 579,710 options, at an average exercise price of $5.75 per share that had been granted to Glenn W. Anderson.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)



         During 1997, the Company had repurchased 714,634 shares of its common stock at a cost of $6,539,742. During the first quarter of 1998, the Company purchased 17,200 shares at a cost of $142,191. The Company has no plans to purchase additional shares.

         The Company's policy is to pay a quarterly cash dividend of $.0175 per share every quarter until further action is taken by the Board of Directors. A cash dividend of $365,690 was paid on October 15, 1998. The Board of Directors has declared a regular cash dividend of $.0175 per share payable on January 15, 1999, to shareholders of record on December 31, 1998.

(4)      Subsequent Event

         On October 23, 1998, the Company completed the acquisition of the Lalande Group of Miami, Florida. The Lalande Group has two principal corporations, National Specialty Lines, Inc. (NSL) and De la Torre Insurance Adjusters, Inc. (DLT). NSL is a managing general agency which markets nonstandard private passenger automobile insurance through approximately 800 retail agencies in Florida. DLT is an automobile claims adjusting firm that provides claim services on NSL produced business and to outside parties. The purchase price was for $18 million in cash plus up to an additional $22 million in cash over approximately five years linked directly to operating performance.

                         GAINSCO, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Results of Operations

Gross premiums written for the third quarter of 1998 were approximately $22,722,000 versus $23,055,000 for the comparable 1997 period representing a 1% decrease that was largely attributable to continued strong competition and discontinuance of certain programs. For the first nine months of 1998 gross premiums written have decreased 11% from the comparable 1997 period. The following table presents, for each major product line, gross premiums written for the periods indicated:


                                      Three months                                           Nine months
                                  ended September 30                                     ended September 30
                         -----------------------------------------------------------------------------------------------
                                   1998                    1997                    1998                     1997
                         -------------------      -------------------      -------------------      --------------------

                                                             (Amounts in thousands)

Commercial auto          $11,959          53%     $11,947          52%     $35,774          55%     $41,182          56%
Auto garage                5,172          23%       6,089          26%      15,019          23%      17,417          24%
General liability          4,523          20%       4,353          19%      12,541          19%      12,973          18%
Other lines                1,068           4%         666           3%       1,684           3%       1,441           2%
                         -------     -------      -------     -------      -------     -------      -------     -------
         Total           $22,722         100%     $23,055         100%     $65,018         100%     $73,013         100%
                         =======     =======      =======     =======      =======     =======      =======     =======


For the third quarter of 1998 COMMERCIAL AUTO is flat, AUTO GARAGE is down 15% and GENERAL LIABILITY is up 4%. For the first nine months of 1998 COMMERCIAL AUTO is down 13%, AUTO GARAGE is down 14% and GENERAL LIABILITY is down 3%. Commercial auto is down largely due to the discontinuance of the Kentucky coal truck business in the last half of 1997. Auto garage is down largely because of competition in California, Connecticut, Florida, Pennsylvania and Texas. General liability is up 4% for the quarter as a result of marketing efforts in Pennsylvania and Texas. For the first nine months of 1998, gross premium written percentages by state/product line are as follows: Texas commercial auto (23%), Texas general liability (7%), Pennsylvania commercial auto (5%), and Florida garage (5%) with no other state/product line comprising 5% or more. The persistency rate decreased from 46% to 45% in 1998. Premiums earned decreased 9% for the three months and nine months ended September 30, 1998, respectively, as a result of the decrease in premiums written.

Net investment income increased 2% for the third quarter and 4% for the first nine months of 1998 as a result of positive cash flows from operations. At September 30, 1998, 71% of the Company's investments were in investment grade tax-exempt bonds with an average maturity of 2.9 years. On a taxable equivalent basis the return on average investments is 6.2% for 1998 and 6.3% for 1997. The Company has the ability to hold its bond securities until their maturity date. The Company does not actively trade its bonds, however, it does classify certain bond securities as available for sale. At September 30, 1998, approximately 9% of the Company's investments were in U.S. Treasury securities and 20% were in short-term money market funds. The Company has not invested and does not intend to invest in derivatives or high-yield ("junk") securities, nor equity securities in issuers of "junk" debt securities. The Company does not have any non-performing fixed maturity securities.

The Company recorded net realized capital gains of $242,249 during the third quarter of 1998 versus $177,075 for the comparable 1997 period, which brings net realized capital gains for the nine months to $556,116 versus $213,561 for the same period in 1997. All of the gains were generated from the bonds available for sale category of the fixed maturity portfolio.

Insurance services revenues decreased $13,693 in the third quarter of 1998 from the third quarter of 1997. For the first nine months of 1998 a decrease of $82,114 has been recorded from the comparable 1997 period. The following table presents the components:


                                                      Three months                    Nine months
                                                  ended September 30              ended September 30
                                               -------------------------       -------------------------
                                                  1998            1997            1998            1997
                                               ---------       ---------       ---------       ---------

Plan servicing                                 $ 234,067         265,018         727,668         786,092
Fee income                                       187,344         150,827         512,902         445,463
Computer software                                185,545         146,564         479,849         448,736
Premium finance                                   22,881          76,251         122,605         225,249
Other income                                       3,343           8,213           7,376          26,974
                                               ---------       ---------       ---------       ---------
         Total                                 $ 633,180         646,873       1,850,400       1,932,514
                                               =========       =========       =========       =========


Plan servicing revenues from commercial automobile plans decreased $30,951 in the third quarter of 1998 when compared to the third quarter of 1997 and are $58,424 below the comparable nine month period of 1997. The Company gave notice in June, 1998 to each of the state plans informing them that it would no longer accept business as a servicing carrier after December 31, 1998. This decision was the conclusion of an analysis that the margins from this operation were not adequate.

Fee income increased $36,517 and $67,439 for the third quarter and nine months ended 1998, respectively, as a result of growth in reinsurance fronting.

Revenues in the computer software operation are up 27% and 7% for the third quarter and nine months ended 1998, respectively, versus the comparable 1997 periods as a result of several system sales during the third quarter of 1998.

Revenues from the premium finance operation are down 70% in the third quarter of 1998 from the third quarter of 1997 and are down 46% for the first nine months of 1998 as a result of the decision to offer an interest free payment plan on the policies of the affiliated insurance companies. The Company decided in the second quarter to exit the premium finance business, but will continue to offer interest free payment plans on its own policies.

Claims and claim adjustment expenses (C & CAE) decreased $1,944,146 in the third quarter of 1998 from the third quarter of 1997. The C & CAE ratio was 68.5% in the third quarter of 1998 versus 70.2% in 1998 for the comparable period. C & CAE have increased $23,429,953 for the first nine months of 1998 over the comparable 1997 period. This included approximately $24,380,000 in development from prior accident years. The C & CAE ratio was 99.6% for the first nine months of 1998 and 59.9% for the comparable 1997 period. The increase in the C & CAE ratio for the first nine months of 1998 was the result of unfavorable claim development from prior accident years which surfaced in the first six months of 1998, unfavorable claim adjustment expense development from prior accident years and implementation of a more conservative reserving approach. During the first nine months of 1998 outstanding claims were reduced approximately 26%.

The ratio of commissions to gross premiums written was 21% for the third quarter of 1998 versus 22% for the comparable 1997 period and it was 25% for the first nine months of 1998 as compared to 21% for the comparable 1997 period. Commissions increased in the first nine months of 1998 over the first nine months of 1997 primarily due to a decrease in commission income of approximately $2,592,000 for the first nine months of 1998 as a result of reducing previously accrued reinsurance commission. The reinsurance commission had been accrued based on a lower expected ultimate C & CAE ratio. The ratio of commissions to premiums earned is higher in the 1998 periods than in the 1997 periods largely for the same reason.

The change in deferred policy acquisition costs resulted in a net decrease to income of $273,729 for the third quarter of 1998 versus a net decrease of $582,810 in the third quarter of 1997. A net decrease of $1,507,113 was recorded for the first nine months of 1998 versus a net decrease of $1,187,950 in the comparable 1997 period. The change in the amount of the decrease in DAC between comparable periods is directly related to the rate at which unearned premiums are declining as a result of the decrease in premium writings. Since DAC (asset) is a function of unearned premiums (liability) the change in DAC correlates to the change in unearned premiums. The ratio of DAC to net unearned premiums was 26% at September 30, 1998 and 1997.

Underwriting and operating expenses were up only 3% in the third quarter of 1998 over 1997 and were up only 2% for the first nine months of 1998 over 1997, as a result of the decrease in premium taxes and bureaus expense largely offsetting increases in other expenses. The ratio to operating revenues increased to 17.7% in the first nine months of 1998 from 15.8% in the first nine months of 1997 primarily due to the decrease in earned premiums.

For the nine months ended September 30, 1998, the Company generated a current tax benefit as a result of the loss recorded during this period. The deferred tax benefit is the result of the tax discounting of the large increase to C & CAE reserves recorded during this period.

Liquidity and Capital Resources

The primary sources of the Company's liquidity are funds generated from insurance premiums, net investment income and maturing investments. The short-term investments and cash are intended to provide adequate funds to pay claims without selling the fixed maturity investments. At September 30, 1998 the Company held short-term investments and cash of $43,724,511 which the Company believes is adequate liquidity for the payment of claims and other short-term commitments.

With regard to long term liquidity, the average duration of the investment portfolio is 2.8 years which approximates the average payout period of claims. The fair value of the fixed maturity portfolio at September 30, 1998 was $3,946,504 above amortized cost.

Cash and accrued investment income decreased because of the decrease in bonds available for sale and related increase in short-term investments. Premiums receivable decreased as a result of a larger level of premium writings in the fourth quarter of 1997 than in the third quarter of 1998. Ceded unpaid claims and claim adjustment expenses, as well as ceded unearned premiums, increased due to increases from fronting reinsurance. Deferred policy acquisition costs (DAC) decreased as a direct result of the decrease in unearned premiums. DAC was 26% of net unearned premiums at September 30, 1998 and at December 31, 1997. Current Federal income taxes recoverable increased as a result of the loss recorded during the first nine months of 1998. Deferred Federal income taxes recoverable increased because of the tax discount effect on the large increase in C & CAE reserves recorded during the nine months ended September 30, 1998.

Unpaid claims and claim adjustment expenses increased as a result of unfavorable claim and claim adjustment expense development from prior accident years and a more conservative reserving approach for the current accident year. Unearned premiums decreased as a result of the decline in gross premiums written. The increase in reinsurance balances payable is largely attributable to increases in fronting reinsurance. Drafts payable decreased because an unusually large amount of drafts were issued late in the fourth quarter of 1997 and cleared or reversed during the first quarter of 1998.

Accumulated other comprehensive income of $1,714,157 was recorded at September 30, 1998 as a result of the net unrealized gains on the bonds available for sale.

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

Year 2000 Readiness

A "Year 2000 problem" exists worldwide because many existing computer programs use only the last 2 digits to refer to a year. Therefore these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications could fail or create erroneous results. In addition to the two-digit portion of the problem, other date issues can generate erroneous results. These include Year 2000 being a leap year and the use of Gregorian date of 9999 or the use of Julian date 9999 in a date field to alert the program to perform special handling, while Gregorian September 9, 1999 and Julian April 9, 1999 are actual dates.

The Company was well aware of these impacts and began addressing its Year 2000 readiness in 1996, excluding the Lalande Group whose acquisition by the Company was completed on October 23, 1998 [see Note (4) of Notes to Consolidated Financial Statements included in Item 6.(b)(1)]. The Company appointed a Year 2000 team involving personnel from all business units responsible for implementing the project, while the department Vice Presidents formed the Year 2000 steering committee. The project scope encompassed all information technology, including hardware and software whether developed internally or externally, vendors, producers, and the Company's exposure relating to policy coverage.

The Company completed the assessment phase, the strategy phase, the analysis phase and the planning phase for all hardware and software systems, non-information technology equipment and strategic business relationships. The Company believes that it has completed the remediation and testing phase of all mission critical systems and all hardware. The Company is either in the remediation or testing phase of its non-mission critical software. The Company anticipates that its non-mission critical software will be ready by March 30, 1999.

During 1998 the Company contracted with a major consulting vendor to perform due diligence assessment and testing of our Year 2000 project. While assessing the Company's readiness, the vendor identified some programs that required additional remediation and re-testing. The Company believes the non-conforming issues not to be material. However, the Company is endeavoring to correct all the identified non-conforming programs and expects them to be complete by December 31, 1998.

The Company has performed a written survey of all strategic business partners including producers, material vendors, reinsurers, reinsurance intermediaries, utilities, telecommunications services, web hosting providers, Internet service providers, hardware providers, software providers and financial institutions. The Company is monitoring the progress of the partners, which if impaired by a Year 2000 problem, would have a material impact on the Company. The Company is developing contingency plans in the event that a material business partner is not Year 2000 ready. However, there can be no assurance that all material business partners will be Year 2000 ready and such could have a material effect on the Company's financial position. The Company expects to complete its review of all business partners by December 31, 1998.

A comprehensive review was performed by the Company of the insurance policies written by it and its underwriting guides to determine Year 2000 exposure. The Company made a decision to exclude Year 2000 exposures from all insurance policies written by it and began adding exclusions in November, 1997. The Company believes Year 2000 liabilities are not fortuitous in nature and would not be covered under its insurance policies. The Company contends that its coverage exposure with respect to Year 2000 losses will not be material. However, changes in social and legal trends may establish coverage unintended for Year 2000 exposures by re-interpreting insurance contracts and exclusions. It is impossible to predict what exposure insurance companies may bear for the Year 2000 losses.

The Company estimates that its costs of addressing the year 2000 problem will aggregate approximately $850,000, including modifying or replacing software and other systems, hiring Year 2000 solution providers and internal assessment, remediation and testing. Of this amount, approximately $435,000 was expensed prior to 1998, approximately $75,000 was expensed in the nine months ended September 30, 1998 and approximately $40,000 remains to be expended.

The Company is establishing contingency plans for hardware and software failures with respect to the Year 2000 problem. Since all of the Company's mission critical systems and hardware are believed to be Year 2000 ready and have been assessed by an outside vendor, the Company does not expect any material Year 2000 failures. As of September 30, 1998, the Company is not aware of any material business partner that will not be Year 2000 ready. The Company expects to review all business partners' readiness by December 31, 1998. If, in the event the Company becomes aware of a strategic partner's failure to be prepared, the Company will evaluate using another vendor.

The Lalande Group has been addressing their Year 2000 readiness since 1997. As of September 30, 1998, Lalande is performing remediation and testing of their mission critical systems. Lalande expects its mission critical systems to be Year 2000 ready by December 31, 1998. The Company expects that Lalande's non-mission critical system will be Year 2000 ready by September 30, 1999. The Company believes expenses remaining to be expended on Lalande's Year 2000 project to be immaterial.

Forward Looking Statements

This Form 10-Q Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements. Important factors include, but are not limited to,
(i) heightened competition, including price competition from existing competitors, from newly formed competitors and from the entry into the Company's markets of standard insurance companies which historically have not competed in the Company's specialty markets, (ii) contraction of the markets for the Company's various lines of business, (iii) development and performance of new specialty programs, (iv) the ongoing level of claims and claims-related expenses, (v) adequacy of claim reserves, (vi) Year 2000 developments, and (vii) general economic conditions.

                           PART II. OTHER INFORMATION

                         GAINSCO, INC. AND SUBSIDIARIES



Item 1. Legal proceedings

         The Company is a defendant in the proceedings styled William Steiner v. GAINSCO, INC., Joseph D. Macchia, Glenn W. Anderson and Daniel J. Coots, filed in the United States District Court for the Northern District of Texas, Fort Worth Division. In that case, the plaintiff asserts claims on behalf of a putative class of persons who purchased the Company's common stock between November 5, 1997 and May 15, 1998, inclusive. The plaintiff asserts claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934, alleging that the Company's reported financial results did not reflect the Company's true financial position and results of operations in accordance with generally accepted accounting principles in that they understated reserves for claims and claim adjustment expenses. The Company believes that there is no merit to plaintiff's claims and intends to vigorously defend the action.

         In the normal course of its operations, the Company is defending its insureds who have been named as defendants in various legal actions seeking damages (no bad faith claims are pending against the Company). In the opinion of the Company's management, the ultimate liability, if any, resulting from these will not have a material adverse effect on the Company's consolidated financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

         The Company's Annual Meeting of Shareholders was held on July 17, 1998, in Fort Worth, Texas. At the Annual Meeting, shareholders elected directors for the ensuing year and until their successors are duly elected and qualified, ratified the selection by the Board of Directors of KPMG Peat Marwick LLP as the Company's independent auditors for the year ending December 31, 1998 and ratified the adoption of the 1998 Long-Term Incentive Plan. The results of the voting were as follows:


Election of Directors              For            Withheld
--------------------               ---            --------

Glenn W. Anderson              15,180,794        4,249,700

Daniel J. Coots                17,437,718        1,992,776

John C. Goff                   15,164,118        4,266,376

Robert J. McGee, Jr.           15,164,218        4,266,276

Joel C. Puckett                15,235,176        4,195,318

Sam Rosen                      14,917,846        4,512,648

Harden H. Wiedemann            15,174,586        4,255,908

John H. Williams               15,161,073        4,269,421




         Ratification of appointment of independent auditors:

                                                                                   Abstentions and Brokers
                                                                                   -----------------------
              For                                    Against                              Non-Votes
              ---                                    -------                              ---------

         17,808,279                                   36,005                              1,586,210

         Ratification of 1998 Long-Term Incentive Plan:

                                                                                   Abstentions and Brokers
                                                                                   -----------------------
              For                                   Against                               Non-Votes
              ---                                   -------                               ---------
         13,676,790                                5,608,766                                144,938

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  11. The statement re computation of per share earnings is
                      included in the notes to consolidated financial statements.

                  27. Financial Data Schedule for the period ended September 30,
                      1998.

         (b) Reports on Form 8-K. The Company filed reports on Form 8-K during the quarter ended September 30, 1998 as follows:

                  (1)  Form 8-K Report filed August 26, 1998 reporting under
                       Item 5 that on August 17, 1998 the Company entered into agreements for the Company's acquisition of all the outstanding capital stock of National Specialty Lines, Inc. ("NSL"), a licensed managing general agency specializing in the underwriting and servicing of non-standard private passenger automobile insurance in Florida, De la Torre Insurance Adjusters, Inc. ("DLT"), a claim adjustment company, and Lalande Financial Group, Inc., a servicing company which provides services to NSL and DLT. No financial statements were filed with the Form 8-K Report. See Note 4 of Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q Report.

                  (2)  Form 8-K Report filed September 14, 1998 disclosing under
                       Item 5 that on August 28, 1998 the Board of Directors of the Company determined to commence pursuit of additional strategic alternatives to maximize shareholder value, including a possible sale of the Company, and has engaged the investment banking firm of Wasserstein Perella & Co. as financial advisor in this process. No financial statements were filed with the Form 8-K Report.

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the Registrant as well as in his capacity as Chief Financial Officer.

                                             GAINSCO, INC.



Date: November 13, 1998
                                       By /s/ DANIEL J. COOTS
                                          ----------------------------------
                                          Daniel J. Coots
                                          Senior Vice President, Treasurer and
                                          Chief Financial Officer

                               INDEX TO EXHIBITS


Exhibit No.                            Description

    11. The statement re computation of per share earnings is included in the notes to consolidated financial statements.

    27.     Financial Data Schedule for the period ended September 30, 1998.