Form 10-K
period 1998-12-31
GAINSCO INC
filed 1999-03-31
CIK 786344

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                     20549

                                   FORM 10-K

               Annual Report Pursuant to Section 13 or 15 (d) of
                      The Securities Exchange Act of 1934

For the fiscal year ended                          Commission file number 1-9828
December 31, 1998

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

The aggregate market value of the voting stock held by non-affiliates of the registrant (20,314,021 shares) as of the close of the business on February 28, 1999 was $101,570,105 (based on the closing sale price of $5.00 per share).

As of February 28, 1999, there were 20,896,563 shares of the registrant's $.10 Par Value Common Stock outstanding.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Documents incorporated by reference:

                           Document                                                              Form 10-K Part
                           --------                                                              --------------

Exhibits to Form 10-K Annual Reports filed with the SEC for fiscal years ended
December 31, 1988, 1990, 1991, 1992, 1993, 1994, 1995, 1996 and 1997                                   IV

Exhibits to Form S-1's filed with the SEC and effective November 6,
1986 (No. 33-7846) and November 14, 1988 (No. 33-25226)                                                IV

Exhibits to Form 8-K's filed with the SEC and dated May 5, 1998 and August 26, 1998                    IV

Exhibits to Form 10-Q Quarterly report filed with the SEC for the quarter ended June 30, 1998          IV

Exhibits to Form 10-Q/A Amendment filed with the SEC and dated June 16, 1998                           IV

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

    The Company is a property and casualty insurance company concentrating its efforts on certain specialty and nonstandard markets within the commercial auto, auto garage, general liability, property and personal nonstandard auto insurance lines. The Company's insurance operations are conducted through three insurance companies: General Agents Insurance Company of America, Inc., an Oklahoma corporation; MGA Insurance Company, Inc., a Texas corporation; and GAINSCO County Mutual Insurance Company, a Texas chartered company. The Company is approved to write insurance in 48 states and the District of Columbia on a non-admitted basis and in 44 states and the District of Columbia on an admitted basis. The Company markets its commercial lines of insurance through 180 non-affiliated general agency offices and its personal line of insurance through approximately 800 non-affiliated retail agencies. Approximately 72% of the Company's gross premiums written during 1998 resulted from risks located in Arkansas, California, Florida, Georgia, Louisiana, Pennsylvania, Tennessee and Texas.

    The Company's lines of insurance are written on certain classes and types of risks which are not generally insured by many of the standard companies, although such companies have been competing in this market more frequently in recent years. The strategy of the Company is to identify various types of risks where it can price its coverages profitably and competitively. This strategy results in changes in product mix and product design from time to time. For a description of the product lines presently written by the Company, see "Business-Product Lines." The Company sets its policy premiums by applying its own judgment after consideration of the risks involved and the competition. Part of its analysis includes the review of historical premium rate and loss cost information as compiled and reported by independent rating bureaus.

    Through GAINSCO County Mutual Insurance Company, the Company has fronting agreements with two non-affiliated insurance companies. The business written under these agreements is ceded 100% to reinsurers rated "A-(Excellent)" or better by A.M. Best Company (Best's), and 100% of the liabilities are fully collateralized with pledged investment grade securities or letters of credit.

RECENT DEVELOPMENTS

    Servicing Arrangements Cancellations. Through MGA Insurance Company, Inc., a wholly-owned subsidiary, the Company has earned fee revenues by acting as a servicing carrier for the Commercial Automobile Insurance Procedures of Arkansas, California, Louisiana, and Mississippi and the Commercial Assignment Procedure of Pennsylvania. These servicing carrier agreements were canceled by the Company effective December 31, 1998 and the servicing carrier operation is currently in run-off.

    Strategic Alternatives. On August 28, 1998, the Company announced that its Board of Directors had determined to commence pursuit of additional strategic alternatives to maximize shareholder value, including a possible sale of the Company, and had engaged Wasserstein Perella & Co., Inc. to assist in the process. This process is continuing.

    Lalande Acquisition. On October 23, 1998, the Company completed the acquisition of the Lalande Financial Group, Inc. ("Lalande Group"), a privately-owned Miami, Florida-based operation specializing in underwriting, servicing and claims adjusting in the nonstandard personal automobile insurance market in Florida. The Lalande Group includes National Specialty Lines, Inc. ("NSL") and De La Torre Insurance Adjusters, Inc. ("DLT"). NSL is a managing general agency which markets nonstandard personal auto insurance through approximately 800 retail agencies in Florida. DLT is an automobile claims adjusting firm that provides claim services on NSL produced business and to outside parties. The purchase price was $18 million in cash to be paid at closing plus up to an additional $22 million in cash to be paid over approximately five years contingent upon the performance of the Lalande Group.

    APS Disposition. On March 9, 1999, the Company announced the signing of an agreement for sale of substantially all of the assets of Agents Processing Systems, Inc. ("APS"), its wholly-owed subsidiary engaged in marketing computer software related to general agency operations. The sale is expected to be completed in April 1999. The purchaser is to acquire all rights to the APS software products, assignment of the APS customer contracts and other miscellaneous assets for a nominal amount of cash, assumption of contract obligations, a fixed number of software use licenses and development work on an electronic data interchange project.

PRODUCT LINES

    The Company's principal products serve certain specialty markets within the commercial auto, auto garage, general liability, property and personal nonstandard auto insurance lines. The following table sets forth, for each product line, gross premiums written (before ceding any amounts to reinsurers), percentage of gross premiums written for the periods indicated and the number of policies in force at the end of each period.

                                                                    Years ended December 31
                                        ----------------------------------------------------------------------------------
                                                  1998                         1997                        1996
                                        -------------------------    ------------------------     ------------------------
                                                                   (Dollar amounts in thousands)
Gross Premiums Written:
Commercial auto                         $   50,037            55%        56,704            57%        62,328            57%
Auto garage                                 19,974            22%        23,279            23%        26,871            24%
General liability                           17,046            19%        17,829            18%        19,744            18%
      Property                               1,721             2%         1,267             1%         1,056             1%
      Personal auto                            891             -%           690             1%             -             -%
Other lines                                  1,493             2%             7             -%             1             -%
                                        ----------     ----------    ----------    ----------     ----------    ----------
Total                                   $   91,162           100%        99,776           100%       110,000           100%
                                        ==========     ==========    ==========    ==========     ==========    ==========

Policies in Force (End of Period)           38,939                       35,962                       35,903



    Commercial Auto The commercial auto coverage underwritten by the Company includes risks associated with local haulers of specialized freight, tradespersons' vehicles and trucking companies. Liability and physical damage coverages for these risks are currently limited to $1,000,000 per accident and $100,000 per unit, respectively.

    Auto Garage The Company's auto garage product line includes garage liability, garage keepers' legal liability and dealers' open lot coverages. The maximum limit on these coverages is $1,000,000. The Company targets its coverage to used car dealers, recreational vehicle dealers, automobile repair shops and wrecker/towing risks.

    General Liability The Company underwrites general liability insurance with liability limits up to $1,000,000 for small businesses such as car washes, janitorial services, small contractors, apartment buildings, rental dwellings and retail stores.

    Personal Auto The Company's personal auto product line is in the nonstandard Florida market and is primarily written with minimum liability limits on an admitted basis.

    Property The Company underwrites commercial property coverages which include fire, extended coverage, vandalism and malicious mischief for commercial establishments with limits up to $5,000,000 per risk. Limits in excess of $300,000 are reinsured under property excess per risk treaties, see "Business-Reinsurance".

    Other Lines The Company underwrites other property and casualty coverages, the largest of which is mobile home risks.

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

    The Company writes commercial casualty policy limits of $1,000,000. For policies with an effective date occurring from 1992 through 1994, the Company has excess reinsurance for 100% of casualty claims exceeding $300,000 up to the $1,000,000 policy limits, resulting in a maximum net claim retention per risk of $300,000 for such policies. For policies with an effective date occurring in 1995 or after, the Company has excess reinsurance for 100% of casualty claims exceeding $500,000 up to the $1,000,000 policy limits, which results in a maximum net claim retention per risk of $500,000 under those policies.

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

    The Company is operating under excess casualty reinsurance treaties with four reinsurance companies, each of which reinsures a given percentage of ceded risks. The Company's excess reinsurance is provided in varying amounts by these reinsurers which are rated "A (Excellent)" or better by A. M. Best Company.

See "Business-Rating." The following table identifies each such reinsurer and sets forth the percentage of the coverage assumed by each of them:

                                                          Percentage of Risk Reinsured
                                                          ----------------------------
                                                             1999     1998    1997
                                                          -------    ------   --------
Excess Reinsurer
Dorinco Reinsurance Company                                    35%     35%     50%
First Excess and Reinsurance Corporation                       35%     --      --
Great Lakes American Reinsurance Company                       --      --      40%
Liberty Mutual Insurance Company                               20%     20%     --
PMA Reinsurance Corporation                                    --      35%     --
Republic Western Insurance Company                             10%     10%     10%
                                                              ---     ---     ---
                                                              100%    100%    100%
                                                              ===     ===     ===

    The Company carries catastrophe property reinsurance to protect it against catastrophe occurrences for 95% of the property claims which exceed $500,000 but do not exceed $8,000,000 for a single catastrophe. The Company also carries property excess per risk reinsurance which covers property claims exceeding $300,000 up to $5,000,000 net loss each risk. From time to time the Company makes use of facultative reinsurance to cede unusual risks on a negotiated basis.

    Since 1995, the Company has had reinsurance fronting arrangements with non-affiliated insurance companies. The Company retains no portion as the business written under these agreements is 100% ceded. Although these cessions are made to authorized reinsurers rated "A- (Excellent)" or better by Best's, the agreements require that collateral (in the form of trust agreements and/or letters of credit) be maintained to assure payment of the unearned premiums and unpaid claims and claim adjustment expenses relating to the risks insured under these fronting arrangements.

    The Company has signed contracts in force for its reinsurance treaties for all years through 1998. The Company has written confirmations from reinsurers for 1999 regarding the basic terms and provisions under which they will assume the Company's risks, but, as of the date hereof, formal reinsurance treaty contracts with these reinsurers have not been executed. It is customary in the industry for insurance companies and reinsurers to operate under such commitments pending the execution of formal reinsurance treaties. No assurance can be given that such reinsurance treaties will be executed or, if executed, that the terms and provisions thereof will not be modified.

MARKETING AND DISTRIBUTION

    The Company markets its commercial lines insurance products through 180 non-affiliated general agency offices, commonly referred to as wholesale agents. These general agents each represent several insurance companies, some of which may compete with the Company. The general agents solicit business from independent local agents or brokers, commonly referred to as retail agents, who are in direct contact with insurance buyers.

    The Company has elected to utilize general agents to market its insurance products in order to avoid the fixed costs of a branch office system. These general agents have experience in the specialty lines of coverages in which the Company concentrates and, in many instances, a long business history with members of the Company's management. The Company requires that its general agents have a specified level of errors and omissions insurance coverage, which indirectly protects the Company against certain negligence on the part of general agents. The Company reviews its appointed agencies for financial solvency and liquidity levels. The Company has errors and omissions insurance coverage to protect against negligence on the part of its employees.

    The Company has developed underwriting manuals to be used by its general agents. The general agents are authorized to bind the Company to provide insurance if the risks and terms involved in the particular coverage are within the underwriting guidelines set forth in the Company's underwriting manuals. The manuals stipulate minimum rates to be charged for the various classes of coverage offered.

    The general agents are compensated on a commission basis which varies by line of business. In addition, the general agency contracts between the Company and its general agents contain profit contingency inducements designed to reward those general agents with superior claim ratios who write certain minimum levels of premium with the Company. The general agents also retain a portion of the payment made by the insured as policy fee in connection with the issuance of some of the Company's non-admitted policies.

    Certain coverages, such as auto liability, may only be written in some states by companies with the authority to write insurance on an admitted basis in such states. The Company currently is approved to write insurance on an admitted basis in 44 states and the District of Columbia.

    Personal nonstandard auto is marketed through approximately 800 non-affiliated retail agencies which are compensated on a commission basis. The retail agents may represent several insurance companies and they are in direct contact with the insurance buyer. This business is written on an admitted basis.

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

    The process of establishing claim reserves is an imprecise science and reflects significant judgmental factors. In many liability cases, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured claim and the settlement of the claim. Some judicial decisions and legislative actions broaden liability and policy definitions and increase the severity of claim payments. As a result of this and other societal and economic developments, the uncertainties inherent in estimating ultimate claim costs on the basis of past experience have increased significantly, further complicating the already difficult claim reserving process.

    Ultimate liability may be greater or lower than current reserves. Reserves are monitored by the Company using new information on reported claims and a variety of statistical techniques. The reserves are reviewed annually by an independent actuarial firm. The Company does not discount to present value that portion of its claim reserves expected to be paid in future periods.

    The following table sets forth the changes in unpaid claims and claim adjustment expenses, net of reinsurance cessions, as shown in the Company's consolidated financial statements for the periods indicated:

                                                                                    As of and for the
                                                                                 years ended December 31
                                                                             --------------------------------
                                                                               1998        1997        1996
                                                                             --------    --------    --------
                                                                                 (Amounts in thousands)
Unpaid claims and claim adjustment expenses,
 beginning of period                                                         $113,227     105,691      95,011
Less: Ceded unpaid claims and claim adjustment
 expenses, beginning of period                                                 29,524      26,713      24,650
                                                                             --------    --------    --------
Net unpaid claims and claim adjustment expenses,
 beginning of period                                                           83,703      78,978      70,361
                                                                             --------    --------    --------
Net claims and claim adjustment expenses
 incurred related to:
  Current period                                                               59,635      53,969      53,037
  Prior periods                                                                26,718       8,117       5,342
                                                                             --------    --------    --------
    Total net claims and claim adjustment expenses
      incurred                                                                 86,353      62,086      58,379
                                                                             --------    --------    --------
Net claim and claim adjustment expenses paid
 related to:
  Current period                                                               19,693      17,807      17,178
  Prior periods                                                                48,595      39,554      32,584
                                                                             --------    --------    --------
    Total net claim and claim adjustment expenses
      paid                                                                     68,288      57,361      49,762
                                                                             --------    --------    --------
Net unpaid claims and claim adjustment expenses,
 end of period                                                                101,768      83,703      78,978
Plus:  Ceded unpaid claims and claim adjustment
 expenses, end of period                                                       35,030      29,524      26,713
                                                                             --------    --------    --------
Unpaid claims and claim adjustment expenses,
 end of period                                                               $136,798     113,227     105,691
                                                                             ========     =======     =======


For 1998 the unfavorable development in claims and claim adjustment expenses incurred was primarily the result of unanticipated unfavorable development for commercial auto claims for the 1997, 1996 and 1995 accident years. For 1997 and 1996 the unfavorable development in claims and claim adjustment expenses incurred was largely a result of claim reserve increases recorded for commercial auto claims in Kentucky for the 1996 and 1995 accident years and adverse development in claim adjustment expense reserves for commercial auto in the 1996, 1995 and 1994 accident years.

    The following table sets forth, as of December 31, 1998, 1997, and 1996, differences between the amount of net unpaid claims and claim adjustment expenses reported in the Company's statements, prepared in accordance with statutory accounting principles ("SAP"), and filed with the various state insurance departments, and those reported in the consolidated financial statements prepared in accordance with generally accepted accounting principles ("GAAP"):

                                                              As of December 31
                                                    -------------------------------------
                                                      1998            1997          1996
                                                    ---------        ------        ------
                                                            (Amounts in thousands)
Net unpaid claims and claim adjustment
  expenses reported on a SAP basis                  $ 102,404        84,406        79,976
Adjustments:
  Estimated recovery for salvage and subrogation         (636)         (703)         (998)
                                                    ---------        ------        ------
Net unpaid claims and claim adjustment
  expenses reported on a GAAP basis                 $ 101,768        83,703        78,978
                                                    =========        ======        ======


    The following table represents the development of GAAP balance sheet reserves for the years ended December 31, 1988 through 1998. The top line of the table shows the reserves for unpaid claims and claim adjustment expenses for the current and all prior years as recorded at the balance sheet date for each of the indicated years. The reserves represent the estimated amount of claims and claim adjustment expenses for claims arising in the current and all prior years that are unpaid at the balance sheet date, including claims that have been incurred but not yet reported to the Company.

    The upper portion of the following table shows the net cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year. The lower portion of the table shows the reestimated amount of the previously recorded net unpaid claims and claim adjustment expenses based on experience as of the end of each succeeding year, including net cumulative payments made since the end of the respective year. For example, the 1994 liability for net claims and claim adjustment expenses reestimated four years later (as of December 31, 1998) was $67,442,000 of which $62,389,000 has been paid, leaving a net reserve of $5,053,000 for claims and claim adjustment expenses in 1994 and prior years remaining unpaid as of December 31, 1998.

    "Net cumulative redundancy (deficiency)" represents the change in the estimate from the original balance sheet date to the date of the current estimate. For example, the 1994 net unpaid claims and claim adjustment expenses indicates a $6,685,000 net deficiency from December 31, 1994 to December 31, 1998 (four years later). Conditions and trends that have affected development of liability in the past may or may not necessarily occur in the future. Accordingly, it may or may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

                                                       As of and for the years ended December 31
                        --------------------------------------------------------------------------------------------------------
                         1988       1989      1990     1991      1992      1993      1994      1995      1996    1997      1998
                        ------     ------    ------   ------    ------    ------    ------    ------   -------  ------    ------
                                                               (Amounts in thousands)
Unpaid claims & claim
 adjustment expenses:
        Gross           29,538     35,744    45,214   53,148    66,517    72,656    80,729    95,011   105,691  113,227  136,798
        Ceded           15,005     15,695    16,308   15,105    16,594    16,701    19,972    24,650    26,713   29,524   35,030
        Net             ------     ------    ------   ------    ------    ------    ------    ------   -------   ------   ------
                        14,533     20,049    28,906   38,043    49,923    55,955    60,757    70,361    78,978   83,703  101,768

Net cumulative paid as
 of:
    One year later       4,902      7,545    10,251   15,037    22,470    24,090    24,730    32,584    39,554   48,595
    Two years later      8,660     12,340    18,145   26,819    37,032    39,182    41,874    56,605    70,185
    Three years later   10,642     16,413    23,255   33,879    45,884    48,688    55,338    73,349
    Four years later    12,606     19,085    26,171   37,292    51,082    54,428    62,389
    Five years later    13,815     20,633    26,970   39,999    54,092    57,628
    Six years later     14,249     21,020    28,399   41,143    55,828
    Seven years later   14,140     21,700    28,734   42,020
    Eight years later   14,632     21,871    28,806
    Nine years later    14,752     21,830
    Ten years later     14,682

Net unpaid claims and
 claim adjustment
 expenses reestimated
 as of:
    One year later      13,645     20,060    28,354   38,528    54,150    59,573    61,157    75,703    87,095  110,421
    Two years later     13,694     20,566    28,479   42,235    57,223    59,922    62,296    80,356   104,588
    Three years later   14,024     21,214    30,035   43,217    57,459    59,247    63,871    88,867
    Four years later    14,675     22,431    30,129   42,493    56,832    58,414    67,442
    Five years later    15,248     22,332    29,022   42,191    56,337    59,735
    Six years later     15,174     22,034    29,073   41,984    56,721
    Seven years later   14,572     21,965    28,908   42,356
    Eight years later   14,753     21,950    28,828
    Nine years later    14,782     21,872
    Ten years later     14,719

Net
cumulative
redundancy
(deficiency)              (186)    (1,823)      (78)  (4,313)   (6,798)   (3,780)   (6,685)  (18,506)  (25,610) (26,718)

     The Company has an indicated deficiency of approximately 32% of net unpaid claims and claim adjustment expenses ("C & CAE") for the 1997 year for reasons mentioned previously. Net unpaid C & CAE at December 31, 1998 was approximately $101,768,000, which the Company believes is adequate.

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

                                     Years ended December 31
                         -------------------------------------------
                          1998     1997      1996      1995     1994
                         -----     ----     -----     -----     -----
COMPANY RATIOS
Claims Ratio              95.9%    60.0%     54.3%     48.7%     47.9%
Expense Ratio             37.9%    34.4%     34.5%     34.2%     34.4%
Combined Ratio           133.8%    94.4%     88.8%     82.9%     82.3%
INDUSTRY RATIOS (1)
Claims Ratio              76.2%    72.8%     78.4%     78.9%     81.1%
Expense Ratio             27.3%    27.1%     26.3%     26.1%     26.0%
Combined Ratio           103.5%    99.9%    104.7%    105.0%    107.1%
                         =====     ====     =====     =====     =====

--------------
(1) The property and casualty industry as a whole, not companies with comparable lines of coverage, was used in the calculation of these ratios by Best's. Ratios for 1998 are estimated.

     The unfavorable variance to the industry with regard to the claims ratio in 1998 is largely related to unanticipated unfavorable claim development recorded in 1998 on the 1997, 1996 and 1995 accident years for the commercial auto liability line. For 1998, the increase in the unfavorable variance to the industry with regard to the expense ratio is largely because of downward adjustments in reinsurance commission income as a result of the unanticipated unfavorable claim development in 1998. For 1998 and prior years, the unfavorable variance to the industry with regard to the expense ratios is because of the specific lines that the Company writes and the profit contingency inducements. The Company's commission expense ratio is higher than the average of the overall industry on a net premiums written basis.

     It should be noted that the Company ratios in the table above relate only to insurance operations. The holding company provides administrative and financial services for its wholly-owned subsidiaries. The allocation of the holding company's expenses solely to its insurance companies would have an impact on their results of operations and would also affect the ratios presented. As such, expenses related to the strategic alternatives review process are not included in these ratios.

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

                              Years ended December 31
                    ------------------------------------------
                     1998     1997     1996     1995     1994
                    -----     ----     ----     ----     ----
Claims Ratio         93.7%    60.7%    54.7%    49.8%    48.8%
Expense Ratio        39.0%    33.7%    33.8%    33.1%    34.4%
                    -----     ----     ----     ----     ----
Combined Ratio      132.7%    94.4%    88.5%    82.9%    83.2%
                    =====     ====     ====     ====     ====


     It should be noted that the Company ratios in the table above relate only to insurance operations. The holding company provides administrative and financial services for its wholly-owned subsidiaries. The allocation of the holding company's expenses solely to its insurance companies would have an impact on their results of operations and would also affect the ratios presented. As such, expenses related to the strategic alternatives review process are not included in these ratios.

     PREMIUM TO SURPLUS RATIO: The following table shows, for the periods indicated, the Company's statutory ratios of statutory net premiums written to statutory policyholders' surplus. While there is no statutory requirement which establishes a permissible net premiums written to surplus ratio, guidelines established by the National Association of Insurance Commissioners ("NAIC") provide that this ratio should be no greater than 3 to 1.

                                                  As of and for the years ended December 31
                            -------------------------------------------------------------------------------------------
                              1998               1997                 1996                 1995                   1994
                            --------            ------               -------              -------                ------
                                                         (Dollar amounts in thousands)
Net premiums written        $ 87,040            98,858               109,227              108,689                91,170
Policyholders' surplus      $ 71,826            78,496                59,012               50,140                42,350
Ratio                      1.21 to 1         1.26 to 1             1.85 to 1            2.17 to 1             2.15 to 1

INVESTMENTS

    The Company's investment portfolio is under the direction of the Board of Directors acting through its Investment Committee. The Investment Committee establishes the Company's investment policy, which is to maximize after-tax yield while maintaining safety of capital together with adequate liquidity for insurance operations. The investment portfolio consists primarily of fixed maturity tax-exempt municipal bonds and United States Government securities. As of December 31, 1998 and 1997, the Company had no non-performing fixed maturity securities. The Company does not actively trade its bonds, however, it does classify certain bond securities as available for sale.

    The following table sets forth, for the periods indicated, the Company's investment results before income tax effects:

                                                      As of and for the years ended December 31
                                     ------------------------------------------------------------------------
                                     1998                1997             1996           1995            1994
                                     ----                ----             ----           ----            ----
                                                               (Dollar amounts in thousands)
Average investments (1)            $213,896             209,121          192,221        170,881        148,688
Investment income                     9,803               9,731            9,161          8,157          6,868
Return on average investments (2)       4.6%                4.7%             4.8%           4.8%           4.6%
Taxable equivalent return
on  average investments                 6.2%                6.5%             6.6%           6.6%           6.4%
Net realized gains                      693                 327              472            108            135
Net unrealized gains (losses) (3)    $2,925               2,422            1,559          2,772         (1,829)

  (1) Average investments is the average of beginning and ending investments at amortized cost, computed on an annual basis.

  (2) Includes taxable and tax-exempt securities.

  (3) Includes net unrealized gains (losses) for total investments.

    The following table sets forth the composition of the investment portfolio of the Company.

                                                                     As of December 31
                                         --------------------------------------------------------------------------
                                                 1998                      1997                      1996
                                         --------------------      --------------------       ---------------------
                                                              (Dollar amounts in thousands)
                                         Amortized     Fair        Amortized      Fair        Amortized      Fair
Type of Investment                          Cost       Value          Cost        Value          Cost        Value
                                         ---------    -------      ---------     -------      ---------     -------
Fixed Maturities:
  Bonds held to maturity:
    U.S. government securities             $ 5,668      5,887          5,404       5,476          7,731       7,748
    Tax-exempt state and
     municipal bonds                        54,120     55,091         84,330      85,052         97,199      97,977
  Bonds available for sale:
    U.S. government securities              13,734     13,969         27,322      27,404             --          --
    Tax-exempt state and
      municipal bonds                      130,072    131,619         94,700      96,246         76,880      77,644
  Certificates of deposit                      595        595            595         595            595         595
  Marketable securities                        316        269             --          --             --          --
                                         ---------    -------        -------     -------        -------     -------
                                           204,505    207,430        212,351     214,773        182,405     183,964
                                         ---------    -------        -------     -------        -------     -------
  Short-term investments                     4,749      4,749          2,823       2,823         20,662      20,662
                                         ---------    -------        -------     -------        -------     -------
    Total investments                    $ 209,254    212,179        215,174     217,596        203,067     204,626
                                         =========    =======        =======     =======        =======     =======

     The maturity distribution of the Company's investments in fixed maturities is as follows:

                                                      As of December 31
                                       --------------------------------------------
                                                 1998                   1997
                                       --------------------   ---------------------
                                              (Dollar amounts in thousands)

                                       Amortized              Amortized
                                          Cost        Percent   Cost        Percent
                                       ---------      ------- ---------     -------
Within 1 year                          $ 31,335        15.3%  $ 35,142        16.6%
Beyond 1 year but within 5 years        123,550        60.5%   140,571        66.2%
Beyond 5 years but within 10 years       46,692        22.9%    30,608        14.4%
Beyond 10 years but within 20 years       2,612         1.3%     6,030         2.8%
                                       --------       -----   --------       -----
                                       $204,189       100.0%  $212,351       100.0%
                                       ========       =====   ========       =====

RATING

    Best's insurance reports, property-casualty, has currently assigned an "A (Excellent)" pooled rating to the Company. Best's ratings are based on an analysis of the financial condition and operation of an insurance company as they relate to the industry in general. Best's generally reviews its ratings on a quarterly basis.

GOVERNMENT REGULATION

    The Company's insurance companies are subject to varied governmental regulation in the states in which they conduct business. Such regulation is vested in state agencies having broad administrative power dealing with all aspects of the Company's business and is concerned primarily with the protection of policyholders rather than shareholders.

    The Company is also subject to statutes governing insurance holding company systems in the states of Oklahoma and Texas. These statutes require the Company to file periodic information with the state regulatory authorities, including information concerning its capital structure, ownership, financial condition and general business operation. These statutes also limit certain transactions between the Company and its insurance companies, including the amount of dividends which may be declared and paid by the insurance companies (see note 7 to the consolidated financial statements). Additionally, the Texas statutes restrict the ability of any one person to acquire 10% or more of the Company's voting securities without prior regulatory approval while the Oklahoma statute restricts the ability of any one person to acquire 15% or more of the Company's voting securities without prior regulatory approval.

COMPETITION

    The property and casualty insurance industry is highly competitive. The Company underwrites lines of insurance on risks not generally insured by many of the large standard property and casualty insurers. However, few barriers exist to prevent property and casualty insurance companies from entering into the Company's segments of the industry. To the extent this occurs, the Company can be at a competitive disadvantage because many of these companies have substantially greater financial and other resources and can offer a broader variety of specialty risk coverages. The Company believes that its principal competitive advantages are; 1) expertise in its product lines which facilitates underwriting selection and pricing and 2) service in underwriting and claims handling which provides its agents with a competitive advantage and a stable market.

EMPLOYEES

    As of December 31, 1998, the Company employed 140 persons, of which 11 were officers, 122 were staff and administrative personnel, and 7 were part-time employees. The Company is not a party to any collective bargaining agreement. The Company believes that its relations with its employees are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

    Information concerning the executive officers of the Company as of February 28, 1999 is set forth below:

             Name                    Age             Position with the Company
             ----                    ---             -------------------------

Glenn W. Anderson                     46       President, Chief Executive Officer and Director

Daniel J. Coots                       47       Senior Vice President, Treasurer, Chief Financial Officer and
                                                 Director

J. Landis Graham                      44       Senior Vice President

Carolyn E. Ray                        46       Senior Vice President

Richard M. Buxton                     50       Vice President

Richard A. Laabs                      43       Vice President

Joseph W. Pitts                       35       Vice President

Sam Rosen                             63       Secretary and Director

     Mr. Glenn W. Anderson has served as President, Chief Executive Officer and Director of the Company since April 1998. From 1996 to April 1998, Mr. Anderson served as Executive Vice President of USF&G. From 1993 to 1996, Mr. Anderson held the position of Senior Vice President with USF&G. Mr. Anderson has been engaged in the property and casualty business since 1975.

     Mr. Daniel J. Coots has served as Vice President, Treasurer and Chief Financial Officer of the Company since 1987. In 1991 Mr. Coots was promoted to Senior Vice President. Mr. Coots has been engaged in the property and casualty insurance business since 1983.

     Mr. J. Landis Graham has served as Vice President of the Company since September of 1993. Mr. Graham was promoted to Senior Vice President in 1998. From 1988 to 1993, Mr. Graham was with Maryland Casualty Company in the position of Claim Manager. Mr. Graham has been engaged in the property and casualty insurance business since 1976.

     Ms. Carolyn E. Ray has served as Vice President of the Company since 1986. Ms. Ray was promoted to Senior Vice President in 1998. From 1984 to 1985, Ms. Ray served as Assistant Vice President of the Company. Ms. Ray has been engaged in the property and casualty insurance business since 1976.

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

ITEM 2.  PROPERTIES

    The Company owns its corporate offices which provide approximately 35,000 square feet of office space and additional parking. Future expansion will be possible by converting the parking area into office space.
    The Company owns a 3.28 acre tract of land in Fort Worth, Texas and all improvements located thereon, including a 10,000 square foot office building. The Company currently has this property under lease.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is a defendant in the proceedings styled William Steiner v. Joseph D. Macchia, Joel C. Puckett, Daniel J. Coots and GAINSCO, INC., filed in the United States District Court for the Northern District of Texas, Fort Worth Division. In that case, the plaintiff asserts claims on behalf of a putative class of persons who purchased the Company's common stock between August 6, 1997 and July 16, 1998, inclusive. The plaintiff asserts claims under section 10(b) and 20(a) of the Securities Exchange Act of 1934, alleging that the Company's financial results did not reflect the Company's true financial position and results of operations in accordance with generally accepted accounting principles in that they understated reserves for claims and claim adjustment expenses. The Company believes that it has meritorious defenses to plaintiff's claims and intends to vigorously defend the action.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II


ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND
                  RELATED SHAREHOLDER MATTERS.

    The Company's Common Stock is listed on the New York Stock Exchange (Symbol: GNA). The following table sets forth for the fiscal periods indicated the high and low closing sales prices per share of the Common Stock as reported by the American Stock Exchange, as adjusted for stock dividends through July 30, 1996 and by the New York Stock Exchange from July 31, 1996 through December 31, 1998. The prices reported reflect actual sales transactions on these exchanges.


                                                     High                          Low
                                                     ----                          ---

1996 First Quarter                                   11 3/4                        9  3/4
1996 Second Quarter                                  11 5/8                        9  7/8
1996 Third Quarter                                   10 3/4                        9  3/8
1996 Fourth Quarter                                  10 3/4                        8  3/4

1997 First Quarter                                   9  7/8                        8  7/8
1997 Second Quarter                                  9  3/8                        8  1/8
1997 Third Quarter                                   9  7/8                        8  7/8
1997 Fourth Quarter                                  10 1/16                       8  1/8


1998 First Quarter                                   8  11/16                      7  7/8
1998 Second Quarter                                  9  7/8                        6
1998 Third Quarter                                   7  15/16                      5  15/16
1998 Fourth Quarter                                  7  1/8                        5  15/16


    Cash dividends of $.0125 per share were paid to shareholders of record on March 29 and June 28, 1996. Cash dividends of $.015 per share were paid to shareholders of record on September 30 and December 31, 1996 and March 31, June 30 and September 30, 1997. Cash dividends of $.0175 per share were paid to shareholders of record on December 31, 1997, March 31, June 30 and September 30, 1998. On February 24, 1999, the Company declared a $.0175 per share cash dividend payable to shareholders of record on March 31, 1999. The Company depends on cash flow from cash dividends paid by its subsidiaries for dividend payments on its Common Stock.

    The Company purchased 243,932 and 470,702 shares of its Common Stock during 1997 and 1996, respectively. Additionally, a total of 17,200 shares were purchased in January and February of 1998. The Company has not purchased shares of its stock since February 1998 and has no plans to purchase additional shares.

    As of February 28, 1999, there were 370 shareholders of record of the Company's Common Stock.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

    The selected consolidated financial data presented below for, and as of the end of each of the years ended December 31, have been derived from the consolidated financial statements of the Company which have been audited by KPMG LLP, independent certified public accountants. The consolidated balance sheets as of December 31, 1998 and 1997, and the consolidated statements of operations, shareholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 1998, and the report thereon are included elsewhere in this document. The information presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," consolidated financial statements and the notes thereto, and the other financial information included herein.

                                                                    Years ended December 31
                                             --------------------------------------------------------------------
                                                1998           1997          1996           1995          1994
                                             ---------      ---------     ---------      ---------      ---------
                                                           (Amounts in thousands, except per share data)
Income Data:
Gross premiums written (1)                   $  91,162         99,776       110,000        108,072         98,164
Ceded premiums written                           2,603          1,637         1,749          1,968          8,710
                                             ---------      ---------     ---------      ---------      ---------
Net premiums written                            88,559         98,139       108,251        106,104         89,454
Decrease (increase) in unearned premiums         3,644          4,117        (1,458)        (8,849)        (5,059)
                                             ---------      ---------     ---------      ---------      ---------
Net premiums earned                             92,203        102,256       106,793         97,255         84,395
Net investment income                            9,803          9,731         9,161          8,157          6,868
Net realized gains                                 693            327           472            108            135
Insurance services                               2,927          2,631         2,379          2,183          2,056
                                             ---------      ---------     ---------      ---------      ---------
     Total revenues                            105,626        114,945       118,805        107,703         93,454
                                             ---------      ---------     ---------      ---------      ---------
Claims and claim adjustment expenses            86,353         62,086        58,379         48,465         41,189
Policy acquisition costs                        23,619         22,552        23,828         19,679         17,392
Underwriting and operating expenses             16,934         15,545        15,499         15,579         14,505
                                             ---------      ---------     ---------      ---------      ---------
     Total expenses                            126,906        100,183        97,706         83,723         73,086
                                             ---------      ---------     ---------      ---------      ---------
       Income (loss)  before income taxes      (21,280)        14,762        21,099         23,980         20,368
Income tax expense (benefit)                    (9,617)         2,838         5,079          6,352          5,199
                                             ---------      ---------     ---------      ---------      ---------
       Net income (loss) (2)                 $ (11,663)        11,924        16,020         17,628         15,169
                                             =========         ======       =======        =======      =========

Earnings (loss) per share (3):
   Basic                                     $    (.56)           .57           .75            .82            .71
                                             =========      =========     =========      =========      =========
   Diluted                                   $    (.56)           .56           .74            .81            .70
                                             =========      =========     =========      =========      =========

GAAP operating ratios:
Claims ratio                                      93.7%          60.7%         54.7%          49.8%          48.8%
Expense ratio                                     39.0%          33.7%         33.8%          33.1%          34.4%
                                             ---------      ---------     ---------      ---------      ---------
Combined ratio                                   132.7%          94.4%         88.5%          82.9%          83.2%
                                             =========      =========     =========      =========      =========

                                                          As of December 31
                                      --------------------------------------------------------
                                        1998         1997        1996        1995        1994
                                      --------     -------     -------     -------     -------
Balance Sheet Data:
Investments                           $210,989     216,802     203,831     183,027     160,300
Premiums receivable                     14,885      14,250      15,825      15,914      12,262
Ceded unpaid claims and claim
   adjustment expenses                  35,030      29,524      26,713      24,650      19,972
Ceded unearned premiums                 22,388      19,146      16,280       6,008       5,977
Deferred policy acquisition costs       11,320      11,618      12,634      12,115       9,831
Property and equipment                   6,717       6,941       6,981       6,562       6,336

Goodwill                                17,058          --          --          --          --
Total assets                           345,590     313,685     296,846     264,156     230,576
Unpaid claims and claim
   adjustment expenses                 136,798     113,227     105,692      95,011      80,729
Unearned premiums                       63,602      64,005      65,255      53,525      44,645
Note payable                            18,000          --          --       1,750       3,500
Total liabilities                      240,106     195,123     187,493     164,714     149,029
Shareholders' equity                   105,484     118,562     109,353      99,442      81,547

Shareholders' equity per share (4)    $   5.05        5.68        5.19        4.62        3.79


------------------------

  (1)        Excludes premiums of $47,588,000 in 1998, $40,136,000 in 1997,
             $31,603,000 in 1996, $8,893,000 in 1995 and $5,056,000 in 1994
             from the Company's fronting arrangements and the commercial automobile plans of Arkansas, California, Louisiana, Mississippi, and Pennsylvania under which the Company is a servicing carrier.

  (2) Includes after tax net realized gains of $457,000, $212,000, $307,000, $70,000 and $87,000 for 1998, 1997, 1996, 1995 and 1994,
             respectively.

  (3) All years retroactively adjusted for stock dividends and stock splits effected as stock dividends as follows: two 5% in 1995 and two 5% in 1994.

  (4) Based on number of shares outstanding at the end of each year, retroactively adjusted for stock dividends and stock splits effected as stock dividends.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OPERATIONS

    The Company recorded a net loss in 1998 of $11,662,564, or $.56 per share (basic), compared to net income for 1997 of $11,923,526, or $.56 per share (diluted), and net income of $16,019,567, or $.74 per share (diluted), for 1996. The Company recorded a GAAP combined ratio of 132.7% in 1998.

    On August 28, 1998, the Company announced that its Board of Directors had determined to commence pursuit of additional strategic alternatives to maximize shareholder value, including a possible sale of the Company, and had engaged Wasserstein Perella & Co., Inc. to assist in the process. This process is continuing.

    On October 23, 1998, the Company completed the acquisition of the Lalande Financial Group, Inc. ("Lalande Group"). The Lalande Group includes National Specialty Lines, Inc. ("NSL") and De La Torre Insurance Adjusters, Inc. ("DLT"). NSL is a managing general agency which markets nonstandard personal auto insurance through approximately 800 retail agencies in Florida. DLT is an automobile claims adjusting firm that provides claim services on NSL produced business and to outside parties. The purchase price was for $18 million in cash paid at closing plus up to an additional $22 million in cash to be paid over approximately five years contingent upon the operating performance of the Lalande Group.

    On March 9, 1999, the Company announced the signing of an agreement for sale of the assets of Agents Processing Systems, Inc. ("APS"), its wholly-owed subsidiary engaged in marketing a computer software package related to general agency operations. The sale is expected to be completed in April 1999. The purchaser is to acquire all rights to the APS software products, assignment of the APS customer contracts and other miscellaneous assets for a nominal amount of cash, assumption of contract obligations, a fixed number of software use licenses and development work on an electronic data interchange project. The Company anticipates a small write-off as a result of this transaction.

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

RESULTS OF OPERATIONS

    Gross premiums written in 1998 of $91,162,086 were 9% below the $99,775,854 recorded in 1997, largely because of the run-off of discontinued classes and continued pricing pressure from competition. In 1997, gross premiums written decreased 9% from the 1996 level. In 1997, the run-off of the Kentucky coal truck program and a taxi program in New Jersey contributed 3 percentage points (points) of decrease while increased competition in the Florida, Georgia, Pennsylvania and Virginia markets contributed another 4 points of decrease in 1997. The following table compares the major product lines between the years for gross premiums written:

                                1998                     1997                    1996
                     --------------------     --------------------     --------------------
                                             (Amounts in thousands)
Commercial auto      $ 50,037          55%    $ 56,704          57%    $ 62,328          57%
Auto garage            19,974          22%      23,279          23%      26,871          24%
General liability      17,046          19%      17,829          18%      19,744          18%
Property                1,721           2%       1,267           1%       1,056           1%
Personal auto             891          --%         690           1%          --          --%
Other lines             1,493           2%           7          --%           1          --%
                     --------         ---     --------         ---     --------         ---
     Total           $ 91,162         100%    $ 99,776         100%    $110,000         100%

    COMMERCIAL AUTO was down 12% in 1998 from 1997 and down 9% in 1997 from 1996. In 1998 the continued run-off of the Kentucky commercial auto business accounted for the majority of the unfavorable variance. Additionally, the decision to exit certain other unprofitable classes contributed to the decrease. In 1997, Kentucky contributed 4 points of decrease with Georgia, New Jersey, Pennsylvania and Virginia accounting for the remaining 5 points of decrease. A decision was made during 1997 to discontinue writing Kentucky coal truck risks and a New Jersey taxi cab program because of adverse claim results. In Georgia, Pennsylvania and Virginia competition had dramatically intensified with regard to pricing and additional writers. The AUTO GARAGE product line decreased 14% in 1998 and 13% in 1997. Continued pricing pressure and new entrants to the market account for the decreases in both years. The GENERAL LIABILITY line decreased 4% in 1998 after a decrease of 10% in 1997. For 1998 continued pricing pressure and competitors entering the market produced the decrease. California and Florida accounted for 6 points and 2 points of the 1997 decrease, respectively. An underwriting decision was made in California to not renew large general contractors. In Florida, increased competition from new and existing companies contributed to the decrease. OTHER LINES increased in 1998 primarily as a result of mobile home business the Company began writing in 1998.

    For 1998, gross premiums written percentages by significant state/product line are as follows: Texas commercial auto (22%), Texas general liability (7%), Pennsylvania commercial auto (5%), and Florida auto garage (5%), with no other individual state/product line comprising 5% or more. The persistency rate remained at 46% for both years. Premiums earned decreased 10% in 1998 to $92,203,393 and decreased 4% in 1997 to $102,255,979 as a direct result of the level of premiums written.

    Net investment income increased 1% in 1998 over 1997 and increased 6% in 1997 over 1996. The increase in 1997 was the result of growth in the portfolio due to continued positive cash flows from operations. The return on average investments for 1998 is 4.6% versus 4.7% in 1997 and 4.8% in 1996. Inflation can cause interest rates to increase, which would cause the Company's interest income to increase. The Company achieves a higher after tax net income by investing predominantly in tax-exempt securities as compared to taxable fixed income securities. At December 31, 1998, 88% of the Company's investments were in investment grade tax-exempt bonds with an average maturity of approximately
3.8 years. On a taxable equivalent basis the return on average investments was 6.2% in 1998, 6.5% in 1997 and 6.6% in 1996. The Company has the ability to hold its fixed maturity securities until their maturity date. The Company does not actively trade its bonds; however, it does classify certain bond securities as available for sale. At December 31, 1998, approximately 9% of the Company's investments were in U.S. Treasury securities and 2% were in short-term money market funds. The Company does not have any non-performing fixed maturity securities.

    The Company recorded net realized capital gains of $692,510 in 1998 versus $326,905 in 1997 and $471,956 in 1996. All of these gains were generated from the bonds available for sale category of the fixed maturity portfolio.

    Insurance services revenues increased $296,268 from 1997 to 1998 following an increase of $252,165 in 1997 from 1996. The table below presents the components.

                        1998           1997          1996
                     ----------     ---------     ---------
Plan servicing       $  978,670     1,048,835     1,187,656
Fee income              732,506       608,287       343,266
Computer software       604,387       657,592       473,499
Premium finance         137,445       286,347       345,679
Lalande Group           459,616            --            --
Other                    14,963        30,258        29,054
                     ----------     ---------     ---------
     Total           $2,927,587     2,631,319     2,379,154
                     ==========    ==========    ==========


    Plan servicing revenues from commercial automobile plans decreased 7% in 1998 from 1997 following an 12% decrease in 1997. Written premiums decreased 4% in 1998 and 14% in 1997 as a result of decreases in the Louisiana and Pennsylvania plans. The Company terminated its servicing carrier agreements effective December 31, 1998 and this operation is in run-off.

    Fee income increased $124,219 in 1998 over 1997 and $265,021 in 1997 over 1996 as a result of continued growth from the fronting accounts.

    Revenues in the APS computer software operation decreased 8% in 1998 from 1997 and increased 39% in 1997 from 1996. The Company has announced an agreement for the sale of the APS operation and expects to close in April 1999.

    Revenues from the premium finance operation are down 52% in 1998 from 1997 and down 17% in 1997 from the 1996 level. The Company decided in the second quarter of 1998 to exit the premium finance business for commercial lines but will continue to offer interest free payment plans for the Company's insurance operations.

    Revenues in the Lalande Group are from automobile claim adjusting services and agency commissions on business from outside parties generated since the acquisition.

    Claims and claim adjustment expenses ("C & CAE") increased $24,267,337 in 1998 over 1997 and $3,706,923 in 1997 over 1996. The C & CAE ratio was 93.7% in
1998, 60.7% in 1997 and 54.7% in 1996. For 1998 the increase in the C & CAE ratio of 33 percentage points is the result of unanticipated unfavorable development in C & CAE incurred from the 1997, 1996 and 1995 accident years for commercial auto liability. The Company reduced outstanding claim counts 30% in 1998 from the 1997 level. The increase in the C & CAE ratio of 6 percentage points in 1997 is the result of claim reserve increases recorded for commercial auto claims in Kentucky from the 1995 and 1996 accident years and adverse development in claim adjustment expense reserves for commercial auto in the 1994, 1995 and 1996 accident years. While the Company writes a material amount of business in areas where catastrophes have recently occurred, the gross and net claims incurred from these events were immaterial because the Company primarily writes liability coverages. With regard to environmental and product liability claims, the Company has an immaterial amount of exposure. The Company does not provide environmental impairment coverage and excludes pollution and asbestos related coverages in its policies. The Company's premium writings for product liability coverages are immaterial. Inflation impacts the Company by causing higher claim settlements than may have originally been estimated. Inflation is implicitly reflected in the reserving process through analysis of cost trends and review of historical reserve results.

    The increase in commissions from 1997 to 1998 is primarily due to a decrease in commission income of approximately $3,318,000 as a result of reducing previously accrued reinsurance commission income due to adverse development in C & CAE incurred. The reinsurance commission income had been accrued in prior years based on a lower expected ultimate C & CAE ratio. The decrease in commissions from 1996 to 1997 is related to the decrease in gross premiums written. The ratio of commissions to premiums earned was 25% for 1998 versus 21% for 1997 and 23% for 1996. The increase in 1998 is a result of the decrease in reinsurance commission income. The decrease in 1997 was related to the decrease in the commission expense rate in 1997 because of lower contingent commissions resulting from higher C & CAE ratios.

    The change in deferred policy acquisition costs and deferred ceding commission income ("DAC") resulted in a net decrease to income of $297,994 and $1,015,802 for 1998 and 1997, respectively, and a net increase to income of $519,257 for 1996. The change in the amount of the increase or decrease in DAC between the comparable periods is directly related to the rate at which unearned premiums are growing or declining as a result of premium writings. Since DAC (asset) is a function of unearned premiums (liability), an increase in the growth rate of net unearned premiums would correspondingly result in an increase in the growth rate of DAC and vice versa.

    Underwriting and operating expenses were up 9% in 1998 over 1997 and up slightly in 1997 from 1996. The increase in 1998 included approximately $2 million in non-recurring expenses associated with a reduction in force, legal fees and consulting fees.

    For 1998 the Company generated a current tax benefit as a result of the loss from operations. The large increase in the deferred tax benefit is mainly the result of the large increase to C & CAE reserves. The effective tax benefit rate for 1998 of 45% is above the Federal statutory rate largely because of tax-exempt interest income. The effective tax rate of the Company was 19% in 1997 and 24% in 1996. The lower rate in 1997 is largely the result of tax-exempt net investment income representing a larger portion of income than in 1996. For the Company, the fresh start adjustment (tax benefit) was immaterial for all years presented. A reconciliation between income taxes computed at the Federal statutory rates and the provision for income taxes is included in Note 6 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

    The primary sources of the Company's liquidity are funds generated from insurance premiums, net investment income and maturing investments. The short-term investments and cash are intended to provide adequate funds to pay claims without selling fixed maturity investments. At December 31, 1998, the Company held short-term investments and cash of $8,731,198 which the Company believes is adequate liquidity for the payment of claims and other short-term commitments.

    With regard to long term liquidity, the average duration of the investment portfolio is approximately 3 years. The fair value of the fixed maturity portfolio at December 31, 1998 was $2,971,884 above amortized cost. With regard to the availability of funds to the holding company, see Note 7 of Notes to Consolidated Financial Statements for restrictions on the payment of dividends by the insurance companies. Various insurance departments of states in which the Company operates require the deposit of funds to protect policyholders within those states. At December 31, 1998 and 1997, the balance on deposit for the benefit of such policyholders totaled approximately $14,115,000 and $12,965,000, respectively.

    The decrease in investments is primarily attributable to negative cash flows from operating activities which is the result of the large amount of claim payments made during 1998. Ceded unpaid claims and claim adjustment expenses as well as ceded unearned premiums increased largely as a result of the increase in fronting reinsurance activity mentioned previously. Deferred Federal income taxes increased for reasons mentioned previously. Goodwill has been recorded in conjunction with the Lalande Group purchase made in the fourth quarter of 1998.

    Unpaid claims and claim adjustment expenses increased largely as a result of unanticipated unfavorable claim and claim adjustment expense development from prior accident years, as well as material increases from plan servicing and fronting accounts. Unearned premiums decreased because of the decrease in premiums written, offset to some extent by an increase in fronting accounts. Accounts payable decreased because of the decrease in payables contingent upon profitability. Drafts payable decreased because a large amount of drafts were issued in the fourth quarter of 1997 this did not recur in the fourth quarter of 1998. The note payable resulted from the Lalande Group acquisition mentioned previously.

    The unrealized gains or losses on fixed maturities available for sale are presented, net of tax, as a separate component of shareholders' equity entitled Accumulated Other Comprehensive Income. The net unrealized gain on the fixed maturities classified as held to maturity was $1,189,912 at December 31, 1998.

    The Company purchased 17,200 shares of its common stock during 1998 at a cost of $142,191, or $8.27 per share, which accounts for the increase in Treasury stock.

    The Company is not aware of any current recommendations by the regulatory authorities, which if implemented, would have a material effect on the Company's liquidity, capital resources or results of operations. The Company's statutory capital exceeds the benchmark capital level under the Risk Based Capital formula for its major insurance companies.

YEAR 2000 READINESS

    Y2K Problem A "Year 2000 problem" exists worldwide because many existing computer programs use only the last 2 digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications could fail or create erroneous results. In addition to the two-digit portion of the problem, other date issues can generate erroneous results. These include Year 2000 being a leap year and the use of Gregorian date of 9999 or the use of Julian date 9999 in a date field to alert the program to perform special handling, while Gregorian September 9, 1999 and Julian April 9, 1999 are actual dates.

    Company (Excluding Lalande) Readiness The Company began addressing its Year 2000 readiness in 1996, excluding the Lalande Group whose acquisition by the Company was completed on October 23, 1998. The Company appointed a Year 2000 team involving personnel from all business units responsible for implementing the project, while the department Vice Presidents formed the Year 2000 steering committee. The project scope encompassed information technology, including hardware and software whether developed internally or externally, building systems, vendors, banks, agents, reinsurers and the Company's exposure relating to policy coverage.

    The Company has completed the assessment phase, the strategy phase, the analysis phase and the planning phase for its hardware and software systems, non-information technology equipment and strategic business relationships. The Company believes that it has completed the remediation and testing phase of all mission critical systems and all hardware. The Company is either in the remediation or testing phase of its non-mission critical software. The Company anticipates that its non-mission critical software will be compliant by June 30,

1999. The foregoing readiness analysis does not apply to software for certain discontinued operations which are in a runoff phase.

    During 1998 the Company contracted with a major consulting vendor to perform due diligence assessment and testing of its Year 2000 project. While assessing the Company's readiness, the vendor identified some programs that required additional remediation and re-testing. The Company believes that it has corrected all the identified non-conforming programs.

    The Company has performed a written survey of all strategic business partners including producers, general agents, material vendors, reinsurers, reinsurance intermediaries, utilities, telecommunications services, web hosting providers, Internet service providers, hardware providers, software providers and financial institutions. The Company is monitoring the progress of the partners, which if impaired by a Year 2000 problem, would have a material impact on the Company. The Company is developing contingency plans in the event that a material business partner is not Year 2000 ready. However, there can be no assurance that all material business partners will be Year 2000 ready and such could have a material effect on the Company's financial position.

    A comprehensive review was performed by the Company of the insurance policies written by it and its underwriting guides to determine Year 2000 exposure. The Company made a decision to exclude Year 2000 exposures from all insurance policies written by it and began adding exclusions in November 1997. The Company believes Year 2000 liabilities are not fortuitous in nature and would not be covered under its insurance policies. The Company believes that its coverage exposure with respect to Year 2000 losses will not be material. However, changes in social and legal trends may establish coverage unintended for Year 2000 exposures by re-interpreting insurance contracts and exclusions. Litigation with respect to Year 2000 claims and the attendant costs are to be expected. It is impossible to predict what exposure insurance companies may bear for the Year 2000 losses.

    The Company is establishing contingency plans for hardware and software failures with respect to the Year 2000 problem. Since the Company's mission critical systems and hardware are believed to be Year 2000 compliant and have been assessed by an outside vendor, the Company does not expect any material Year 2000 failures. The Company believes that it has reviewed all material business partners' readiness, and has been advised that their mission critical systems and software are believed to be Year 2000 compliant. If, in the event the Company becomes aware of a strategic partner's failure to be prepared, the Company will evaluate using another vendor.

    Lalande Readiness The Lalande Group has been addressing its Year 2000 readiness since 1997. As of December 31, 1998, Lalande's mission critical systems are believed to be Year 2000 compliant. The Company expects that Lalande's non-mission critical systems will be Year 2000 compliant by September 30, 1999.

    Costs The Company estimates that its costs of addressing the Year 2000 problem will aggregate approximately $880,000, including modifying or replacing software and other systems, hiring Year 2000 solution providers and internal assessment, remediation and testing. Of this amount, approximately $435,000 was expensed prior to 1998, approximately $375,000 was expensed in the twelve months ended December 31, 1998 and approximately $70,000 remains to be expended. These costs are being funded by internally generated funds.

FORWARD LOOKING STATEMENTS

    Statements made in this report that are not strictly historical may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements. Important factors include, but are not limited to, (a) heightened competition, including price competition from existing competitors, from newly formed competitors and from the entry into the Company's markets of standard insurance companies which historically have not competed in the Company's specialty markets, (b) overcapitalization of the insurance industry,
(c) contraction of the markets for the Company's various lines of business, (d) development and performance of new specialty programs, (e) the ongoing level of claims and claims-related expenses, (f) adequacy of claim reserves, (g) the ability to complete value-adding acquisitions, (h) the ability of the Company to fully integrate the recently acquired Lalande Group and its customers and managers into the Company's business, (i) the ability to consummate the APS asset sale on the agreed terms, (j) the results of the pursuit by the Board of Directors of additional strategic alternatives to maximize shareholder values,
(k) effects of Year 2000 problems encountered by the Company and those with whom it deals, and (l) general economic conditions and fluctuations in interest rates.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in equity prices, interest rates, foreign exchange rates and commodity prices. The Company's consolidated balance sheets include assets whose estimated fair values are subject to market risk. The primary market risk to the Company is interest rate risk associated with investments in fixed maturities. The Company has no foreign exchange or commodity risk, and its exposure to equity risk is immaterial.

INTEREST RATE RISK

         The Company's fixed maturity investments are subject to interest rate risk. Increases and decreases in interest rates typically result in decreases and increases in the fair value of these investments.

         Most of the Company's investable assets come from premiums paid by policyholders. These funds are invested predominately in high quality, U.S. government and municipal bonds with relatively short durations. The fixed maturity portfolio has an average duration of 3.4 years and an average rating of "AAA." The fixed maturity portfolio is exposed to interest rate fluctuations; as interest rates rise, fair values decline and as interest rates fall, fair values rise. The changes in the fair value of the fixed maturity portfolio are presented as a component of shareholders' equity in accumulated other comprehensive income, net of taxes.

         The effective duration of the fixed maturity portfolio is managed with consideration given to the estimated duration of the Company's liabilities. The Company has investment policies which limit the maximum duration and maturity of the fixed maturity portfolio.

         The Company utilizes the modified duration method to estimate the effect of interest rate risk on the fair values of its fixed maturity portfolio. The usefulness of this method is to a degree limited, as it is unable to accurately incorporate the full complexity of market interactions.

         The table below summarizes the Company's interest rate risk and shows the effect of a hypothetical change in interest rates as of December 31, 1998. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios (dollars in thousands):

                                                           Estimated               Estimated              Hypothetical
                                    Estimated              Change in           Fair Value After       Percentage Increase
                                  Fair Value at         Interest Rates        Hypothetical Change        (Decrease) in
                                December 31, 1998      (bp=basis points)       in Interest Rates       Shareholders' Equity
                                -----------------      -----------------      -------------------     ---------------------

  U.S. Treasury securities        $   25,200            200 BP Decrease          $ 26,395                      .7
  (including short-term                                 100 BP Decrease            25,797                      .4
  investments)                                          100 BP Increase            24,603                     (.4)
                                                        200 BP Increase            24,005                     (.7)

  Obligations of states,          $  186,710            200 BP Decrease          $199,616                     7.7
  municipalities and                                    100 BP Decrease           193,163                     4.0
  political subdivisions                                100 BP Increase           180,257                    (4.0)
                                                        200 BP Increase           173,804                    (7.7)

  Total fixed maturity            $  211,910            200 BP Decrease          $226,023                     8.5
  investments (including                                100 BP Decrease           218,967                     4.3
  short-term investments)                               100 BP Increase           204,854                    (4.3)
                                                        200 BP Increase           197,797                    (8.5)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The following consolidated Financial Statements are on pages 36 through 63:

                                                                                                               Page
                                                                                                               ----

    Report of Management                                                                                         36

    Independent Auditors' Report                                                                                 37

    Consolidated Balance Sheets as of December 31, 1998 and 1997                                              38-39

    Consolidated Statements of Operations for the Years Ended
       December 31, 1998, 1997, and 1996                                                                         40

    Consolidated Statements of Shareholders' Equity and Comprehensive Income
      for the Years Ended December 31, 1998, 1997, and 1996                                                   41-42

    Consolidated Statements of Cash Flows for the Years Ended
       December 31, 1998, 1997, and 1996                                                                      43-44

    Notes to Consolidated Financial Statements December 31,
       1998, 1997, and 1996                                                                                   45-63

  The following Consolidated Financial Statements Schedules are on pages 64 through 75:

     Schedule                                                                                                  Page
     --------                                                                                                  ----

                  Independent Auditors' Report on
                  Supplementary Information                                                                      64

          I       Summary of Investments                                                                         65

         II       Condensed Financial Information of the Registrant                                           66-72

        III       Supplementary Insurance Information                                                            73

         IV       Reinsurance                                                                                    74

         VI       Supplemental Information                                                                       75

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    None.

                                    PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this item with regard to Executive Officers is included in Part 1 of this report under the heading "Executive Officers of the Registrant".

ITEM 11.  EXECUTIVE COMPENSATION



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by Items 11, 12 and 13 will be supplied by a
Schedule 14A filing or an amendment to this report.

                                    PART IV


ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
              FORM 8-K

(a)  Documents filed as part of the report:

     1. The following financial statements filed under Part II, Item 8:

        Independent Auditors' Report

        Consolidated Balance Sheets as of December 31, 1998 and 1997

        Consolidated Statements of Operations for the Years Ended December 31,
         1998, 1997 and 1996

        Consolidated Statements of Shareholders' Equity and Comprehensive
         Income for the Years Ended December 31, 1998, 1997 and 1996

        Consolidated Statements of Cash Flows for the Years Ended December 31,
         1998, 1997 and 1996

        Notes to Consolidated Financial Statements, December 31, 1998, 1997 and
         1996

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

                 3.7 Bylaws of Registrant as amended through May 1, 1998 (Exhibit 99.3) (12)

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

                 10.31 1995 Stock Option Plan of the Registrant (Exhibit 10.31) (9)

                 10.36 Form of Change of Control Agreements (Exhibit 10.36) (6) (11)

                 10.37 Employment Agreement dated April 25, 1998 between Glenn W. Anderson and the Registrant (Exhibit 99.5)
                            (13).

                 10.38 Change of Control Agreement for Glenn W. Anderson (Exhibit 99.7) (13).

                 10.39 Replacement Non-Qualified Stock Option Agreement dated July 24, 1998 between Glenn W. Anderson and the Registrant (Exhibit 99.6) (14).

                 10.40 GAINSCO, INC. 1998 Long Term Incentive Plan (Exhibit 99.8) (14).

                 10.41 Stock Purchase Agreement by and among GAINSCO, INC., Carlos De la Torre, Rosa De la Torre, National Specialty Lines, Inc., De La Torre Insurance Adjusters, Inc., and Lalande Financial Group, Inc. dated August 17, 1998 relating to acquisition of Lalande Group (Exhibit 99.6) (15).

                 10.42 Stock Purchase Agreement by and among GAINSCO, INC., McRae B. Johnston, National Specialty Lines, Inc., and Lalande Financial Group, Inc. dated August 17, 1998 relating to acquisition of Lalande Group (Exhibit 99.7) (15).

                 10.43 Stock Purchase Agreement by and among GAINSCO, INC., Michael Johnston and National Specialty Lines, Inc. dated August 17, 1998 relating to acquisition of Lalande Group (Exhibit 99.8) (15).

                 10.44 Stock Purchase Agreement by and among GAINSCO, INC., Ralph Mayoral and De La Torre Insurance Adjusters, Inc. dated August 17, 1998 relating to acquisition of Lalande Group (Exhibit 99.9) (15).

                 10.45 Employment Agreement by and among De La Torre Insurance Adjusters, Inc., Carlos De la Torre and GAINSCO, INC. (Exhibit 99.10) (15).

                 10.46 Employment Agreement by and among National Specialty Lines, Inc., McRae B. Johnston and GAINSCO, INC. dated August 17, 1998 (Exhibit 99.11)
                            (15).

                 10.47 Employment Agreement by and among National Specialty Lines, Inc., Michael Johnston and GAINSCO, INC. dated August 17, 1998 (Exhibit 99.12)
                            (15).

                 10.48 Employment Agreement by and among De La Torre Insurance Adjusters, Inc., Ralph Mayoral and GAINSCO, INC. dated August 17, 1998 (Exhibit 99.13)
                            (15).

                 10.49 Asset Purchase Agreement dated March 9, 1999 between the Registrant, Agents Processing Systems, Inc. and Insurance Business Solutions Incorporated
                            (16).

                 11 (Not required to be filed as an Exhibit. See footnote (1)(m) on page 51 of this 10-K Report for information called for by number 11 of the Exhibit Table to Item 601 of SK)

                 22.2       Subsidiaries of Registrant (16)

                 24.2       Consent of KPMG LLP to incorporation by reference
                            (16)

                 25.1       Powers of Attorney (16)

                 27         Financial Data Schedule (16)


------------------
                (1) Incorporated by reference to the Exhibit shown in parenthesis filed in Registration Statement No. 33-7846 on Form S-1, and amendments thereto, filed by the Company with the Securities and Exchange Commission and effective November 6, 1986.

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

                (11) Incorporated by reference to the Exhibit shown in parenthesis filed in the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

                (12) Incorporated by reference to the Exhibit shown in parenthesis filed in the Registrant's Current Report on Form 8-K dated May 5, 1998.

                (13) Incorporated by reference to the Exhibit shown in parenthesis filed in the Registrant's Form 10-Q/A Amendment dated June 16, 1998.

                (14) Incorporated by reference to the Exhibit shown in parenthesis filed in the Registrant's Form 10-Q Report for quarter ended June 30, 1998.

                (15) Incorporated by reference to the Exhibit shown in parenthesis filed in the Registrant's Current Report on Form 8-K dated August 26, 1998.

                (16)        Filed herewith (see Exhibit Index).

(b)      Reports on Form 8-K

         During the last quarter of the fiscal year ended December 31, 1998, no reports on Form 8-K have been filed by the Company.

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

GAINSCO, INC.
(Registrant)



/s/ Glenn W. Anderson
---------------------------------
By: Glenn W. Anderson, President

Date: 03/30/99

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

         Name                               Title                                       Date
         ----                               -----                                       ----

Joel C. Puckett*                     Chairman of the Board                             3/30/99
------------------------------
Joel C. Puckett

/s/ Glenn W. Anderson                President and Chief                               3/30/99
------------------------------       Executive Officer
Glenn W. Anderson

/s/ Daniel J. Coots                  Senior Vice President and                         3/30/99
------------------------------       Chief Financial Officer
Daniel J. Coots

/s/ Sam Rosen                        Secretary and Director                            3/30/99
------------------------------
Sam Rosen

John C. Goff*                        Director                                          3/30/99
------------------------------
John C. Goff

Robert J. McGee, Jr.*                Director                                          3/30/99
------------------------------
Robert J. McGee

Harden H. Wiedemann*                 Director                                          3/30/99
------------------------------
Harden H. Wiedemann

John H. Williams*                    Director                                          3/30/99
------------------------------
John H. Williams

*By: /s/ Glenn W. Anderson
     -------------------------
     Glenn W. Anderson,
     Attorney in-fact
     Under Power of Attorney


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

         The Company's consolidated financial statements have been audited by KPMG LLP, independent auditors. The auditors have full access to each member of management in conducting their audits.

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



                                       Glenn W. Anderson
                                       President
                                        and Chief Executive Officer



                                       Daniel  J.  Coots
                                       Senior Vice President and
                                        Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT





The Board of Directors and Shareholders
GAINSCO, INC.:

We have audited the consolidated balance sheets of GAINSCO, INC. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GAINSCO, INC. and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

We have also previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheets of GAINSCO, INC. and subsidiaries as of December 31, 1996, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1995 and 1994, and we expressed unqualified opinions on those consolidated financial statements.

In our opinion, the information set forth in the selected consolidated financial data for each of the years in the five-year period ended December 31, 1998, appearing on pages 18 and 19, is fairly presented, in all material respects, in relation to the consolidated financial statements from which it has been derived.




                                                                        KPMG LLP

Dallas, Texas
February 19, 1999

                         GAINSCO, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                           December 31, 1998 and 1997

                            Assets                                    1998            1997
                                                                  ------------     -----------
Investments (note 2):

  Fixed maturities:

    Bonds held to maturity, at amortized cost (fair value:
     $60,978,145 - 1998, $90,527,669 - 1997)                      $ 59,788,233      89,733,503

    Bonds available for sale, at fair value (amortized cost:
     $143,806,030 - 1998, $122,022,184 - 1997)                     145,588,002     123,650,289

    Certificates of deposit, at cost (which approximates
     fair value)                                                       595,000         595,000

  Marketable securities, at fair value (cost: $316,117 - 1998,
   $0 - 1997)                                                          268,585              --

  Short-term investments, at cost (which approximates
   fair value)                                                       4,749,139       2,823,393
                                                                  ------------    ------------
                 Total investments                                 210,988,959     216,802,185
Cash                                                                 3,982,059         696,513
Accrued investment income                                            4,224,230       4,714,828

Premiums receivable (net of allowance for doubtful
 accounts: $81,000 - 1998, $81,000 - 1997) (note 1)                 14,885,063      14,249,890

Reinsurance balances receivable                                      2,392,576       2,604,511

Ceded unpaid claims and claim adjustment expenses (note 1)          35,030,001      29,524,026

Ceded unearned premiums                                             22,387,599      19,146,272

Deferred policy acquisition costs (note 1)                          11,320,142      11,618,136

Property and equipment (net of accumulated depreciation
 and amortization: $8,175,798 - 1998, $5,710,365 - 1997)
 (note 1)                                                            6,716,636       6,941,232

Current Federal income taxes (note 1)                                5,031,950         796,631

Deferred Federal income taxes (notes 1 and 6)                        6,669,093       2,676,555

Management contract                                                  1,687,571       1,737,570

Other assets                                                         3,216,611       2,176,957

Goodwill (notes 1 and 9)                                            17,057,772              --
                                                                  ------------    ------------
                 Total assets                                     $345,590,262     313,685,306
                                                                  ============    ============



See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                           December 31, 1998 and 1997

Liabilities and Shareholders' Equity

                                                                      1998              1997
                                                                 -------------     -------------
Liabilities:

  Unpaid claims and claim adjustment expenses
     (notes 1 and 5)                                             $ 136,798,149       113,227,009

  Unearned premiums (notes 1 and 5)                                 63,601,677        64,004,507

  Commissions payable                                                4,279,431         2,207,421

  Accounts payable                                                   7,311,920         3,542,075

  Reinsurance balances payable                                       1,327,997           745,805

  Deferred revenue                                                   1,935,290           635,807

  Drafts payable                                                     5,834,846         9,393,375

  Note payable (note 4)                                             18,000,000                --

  Dividends payable (note 7)                                           365,690           365,300

  Other liabilities                                                    651,364         1,001,747
                                                                 -------------     -------------
         Total liabilities                                         240,106,364       195,123,046
                                                                 -------------     -------------

Shareholders' Equity (note 7):

  Preferred stock ($100 par value, 10,000,000 shares
   authorized, none issued)                                                 --                --

  Common stock ($.10 par value, 250,000,000 shares
   authorized, 21,740,657 issued at December 31, 1998 and
   21,701,118 issued at December 31, 1997)                           2,174,066         2,170,112

  Additional paid-in capital                                        87,778,548        87,697,754

  Accumulated other comprehensive income (notes 2 and 3)             1,138,941         1,058,268

  Retained earnings                                                 22,086,868        35,188,460

  Treasury stock, at cost (844,094 shares in 1998 and 826,894
     shares in 1997) (note 1)                                       (7,694,525)       (7,552,334)
                                                                 -------------     -------------
         Total shareholders' equity                                105,483,898       118,562,260
                                                                 -------------     -------------
  Commitments and contingencies (notes 5, 8, 9, and 10)

         Total liabilities and shareholders' equity              $ 345,590,262       313,685,306
                                                                 =============     =============

See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations

                  Years ended December 31, 1998, 1997 and 1996



                                                  1998                1997              1996
                                              -------------        ----------        ----------
Revenues:
  Net premiums earned (note 5)                $  92,203,393       102,255,979       106,792,928
  Net investment income (note 2)                  9,802,702         9,731,132         9,160,518
  Net realized gains (note 1)                       692,510           326,905           471,956
  Insurance services                              2,927,587         2,631,319         2,379,154
                                              -------------     -------------     -------------
                                                105,626,192       114,945,335       118,804,556
                                              -------------     -------------     -------------

Expenses:
  Claims and claim adjustment expenses
    (notes 1 and 5)                              86,352,980        62,085,643        58,378,720
  Commissions                                    23,321,414        21,536,034        24,347,250
  Change in deferred policy
    acquisition costs and deferred
    ceding commission income (note 1)               297,994         1,015,802          (519,257)
  Underwriting and operating expenses            16,933,893        15,546,068        15,499,641
                                              -------------     -------------     -------------
                                                126,906,281       100,183,547        97,706,354
                                              -------------     -------------     -------------
Income (loss) before Federal income taxes       (21,280,089)       14,761,788        21,098,202

Federal income taxes (note 6):
  Current expense (benefit)                      (5,571,134)        2,860,704         5,145,780
  Deferred benefit                               (4,046,391)          (22,442)          (67,145)
                                              -------------     -------------     -------------
                                                 (9,617,525)        2,838,262         5,078,635
                                              -------------     -------------     -------------
Net income (loss)                             $ (11,662,564)       11,923,526        16,019,567
                                              =============     =============     =============


Earnings (loss) per share (notes 1 and 7):
               Basic                          $        (.56)              .57               .75
                                              =============     =============     =============
               Diluted                        $        (.56)              .56               .74
                                              =============     =============     =============


See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

    Consolidated Statements of Shareholders' Equity and Comprehensive Income

                 Years ended December 31, 1998, 1997, and 1996


                                               1998           1997           1996
                                           -----------     ----------     ----------
Common stock:

 Balance at beginning of year              $ 2,170,112      2,167,037      2,163,748
 Exercise of options to purchase shares
  (39,539 in 1998, 30,749 in 1997 and
  32,888 in 1996)                                3,954          3,075          3,289
                                           -----------     ----------     ----------
  Balance at end of year                     2,174,066      2,170,112      2,167,037
                                           -----------     ----------     ----------
Additional paid-in capital:

 Balance at beginning of year               87,697,754     87,610,379     87,543,175
 Exercise of options to purchase shares
  (39,539 in 1998, 30,749 in 1997 and
  32,888 in 1996)                               80,794         87,375         67,204
                                           -----------     ----------     ----------
  Balance at end of year                   $87,778,548     87,697,754     87,610,379
                                           -----------     ----------     ----------

                         GAINSCO, INC. AND SUBSIDIARIES

    Consolidated Statements of Shareholders' Equity and Comprehensive Income

                 Years ended December 31, 1998, 1997, and 1996


                                                 1998                            1997                         1996
                                              ------------                    -----------                  -----------
Retained earnings:
  Balance at beginning of year                $ 35,188,460                     24,517,265                    9,673,968
  Net income (loss) for year                   (11,662,564)   (11,662,564)     11,923,526   11,923,526      16,019,567   16,019,567
  Cash dividends (note 7)                       (1,462,070)                    (1,310,518)                  (1,176,270)
  Tax benefit on non-qualified
     stock options exercised                        23,042                         58,187                           --
                                              ------------                    -----------                  -----------
     Balance at end of year                     22,086,868                     35,188,460                   24,517,265
                                              ------------                    -----------                  -----------
Accumulated other comprehensive
  income:
   Balance at beginning of year                  1,058,268                        496,675                    1,073,597
   Unrealized gains (losses) on
      securities, net of reclassification
      adjustment, net of tax (note 3)               80,673         80,673         561,593      561,593        (576,922)    (576,922)
                                              ------------    -----------     -----------   ----------     -----------   ----------
   Comprehensive income (loss)                                (11,581,891)                  12,485,119                   15,442,645
                                                              ===========                   ==========                   ==========
      Balance at end of year                     1,138,941                      1,058,268                      496,675
                                              ------------                    -----------                  -----------
Treasury stock:
  Balance at beginning of year                  (7,552,334)                    (5,438,774)                  (1,012,592)
  Change during year                              (142,191)                    (2,113,560)                  (4,426,182)
                                              ------------                    -----------                  -----------
      Balance at end of year                    (7,694,525)                    (7,552,334)                  (5,438,774)
                                              ------------                    -----------                  -----------
  Total shareholders' equity at end
     of year                                  $105,483,898                    118,562,260                  109,352,582
                                              ============                    ===========                  ===========


See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                  Years ended December 31, 1998, 1997 and 1996


                                                          1998              1997             1996
                                                      ------------       ----------       ----------
Cash flows from operating activities:
  Net income (loss)                                   $(11,662,564)      11,923,526       16,019,567

Adjustments to reconcile net income (loss) to cash provided by/(used for) operating activities:

    Depreciation and amortization                        4,744,084        4,756,982        4,720,625
    Change in deferred Federal income taxes             (4,046,391)         (22,442)         (67,145)
    Change in accrued investment income                    490,598         (406,643)         231,051
    Change in premiums receivable                          187,021        1,574,653           89,191
    Change in reinsurance balances receivable              211,935         (448,185)       1,349,492
    Change in ceded unpaid claims and claim
     adjustment expenses                                 5,505,975)      (2,810,872)      (2,062,548)
    Change in ceded unearned premiums                   (3,241,327)      (2,866,259)     (10,271,826)
    Change in deferred policy acquisition costs
     and deferred ceding commission income                 297,994        1,015,802         (519,257)
    Change in management contract                           50,000           50,000           50,000
    Change in other assets                                (440,620)        (272,994)        (260,110)
    Change in unpaid claims and claim
      adjustment expenses                               23,571,140        7,535,421       10,680,125
    Change in unearned premiums                           (402,830)      (1,250,646)      11,729,830
    Change in commissions payable                        2,072,010         (481,916)         481,984
    Change in accounts payable                          (2,140,412)      (1,128,872)          35,232
    Change in reinsurance balances payable                 582,192         (312,118)        (759,133)
    Change in deferred revenue                            (369,872)          42,507          100,907
    Change in drafts payable                            (3,558,529)       3,174,331        3,649,779
    Change in other liabilities                           (371,359)           2,157         (388,508)
    Change in current Federal income taxes               4,212,277         (314,296)      (1,472,129)
                                                      ------------       ----------       ----------
        Net cash provided by/(used for) operating
         activities                                   $ (3,745,182)      19,760,136       33,337,127
                                                      ------------       ----------       ----------


                                                                    (continued)

                         GAINSCO, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                  Years ended December 31, 1998, 1997 and 1996


                                                   1998              1997             1996
                                               ------------       ----------       ----------

Cash flows from investing activities:

 Bonds held to maturity:
  Matured                                      $ 30,636,243       16,594,930       10,831,897
  Purchased                                      (2,253,813)      (3,434,618)     (19,694,034)
 Bonds available for sale:
  Sold                                           46,326,098       37,694,342       38,403,636
  Matured                                         1,520,000        7,544,426        8,179,440
  Purchased                                     (71,425,415)     (92,169,999)     (48,506,215)
 Certificates of deposit matured                    595,000          420,000          450,000
 Certificates of deposit purchased                 (595,000)        (420,000)        (425,000)
 Property and equipment purchased                  (504,229)        (891,693)      (1,385,136)
 Marketable securities sold                          28,191               --               --
 Net change in short-term investments            (1,312,442)      17,838,889      (14,686,870)
 Net assets acquired through purchase
  of subsidiary, net of cash acquired of
  $ 5,865,515                                   (12,464,783)              --               --
                                               ------------       ----------       ----------
  Net cash provided by/(used for) investing
   activities                                    (9,450,150)     (16,823,723)     (26,832,282)
                                               ------------       ----------       ----------
Cash flows from financing activities:
 Proceeds from (payments on) notes payable       18,000,000               --       (1,750,000)
 Cash dividends paid                             (1,461,679)      (1,261,530)      (1,129,024)
 Proceeds from exercise of common stock
  options                                            84,748           90,450           70,493
 Treasury stock acquired                           (142,191)      (2,113,560)      (4,426,182)
                                               ------------       ----------       ----------
  Net cash provided by/(used for) financing
   activities                                    16,480,878       (3,284,640)      (7,234,713)
                                               ------------       ----------       ----------

Net increase (decrease) in cash                   3,285,546         (348,227)        (729,868)
Cash at beginning of year                           696,513        1,044,740        1,774,608
                                               ------------       ----------       ----------
Cash at end of year                            $  3,982,059          696,513        1,044,740
                                               ============       ==========       ==========


See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       December 31, 1998, 1997 and 1996


(1)      SUMMARY OF ACCOUNTING POLICIES

         (a)      Basis of Consolidation

                  The accompanying consolidated financial statements include the accounts of GAINSCO, INC. (the Company) and its wholly-owned subsidiaries, General Agents Insurance Company of America, Inc. (General Agents), General Agents Premium Finance Company (GAPFCO), Agents Processing Systems, Inc., Risk Retention Administrators, Inc., GAINSCO Service Corp.
                  (GSC), Lalande Financial Group, Inc. (Lalande Group), National Specialty Lines, Inc. (NSL) and De La Torre Insurance Adjusters, Inc. (DLT). General Agents has one wholly-owned subsidiary, MGA Insurance Company, Inc. (MGAI) which, in turn, owns 100% of MGA Agency, Inc. GSC has one wholly-owned subsidiary, MGA Premium Finance Company. GSC controls the management contract and charter of GAINSCO County Mutual Insurance Company (GCM) and its accounts have been included in the accompanying consolidated financial statements. All significant intercompany accounts have been eliminated in consolidation.

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

         (b)      Nature of Operations

                  The Company is predominantly a property and casualty insurance company concentrating its efforts on certain specialty markets within the commercial auto, auto garage, general liability, property and personal nonstandard auto insurance lines. The Company is approved to write insurance in 48 states and the District of Columbia on a non-admitted basis and in 44 states and the District of Columbia on an admitted basis. The Company markets its commercial lines of insurance through 180 non-affiliated general agents' offices and its personal line nonstandard auto is marketed through approximately 800 non-affiliated retail agencies. Approximately 72% of the Company's gross premiums written during 1998 resulted from risks located in Arkansas, California, Florida, Georgia, Louisiana, Pennsylvania, Tennessee and Texas.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       December 31, 1998, 1997 and 1996


         (c)      Investments

                  Bonds held to maturity are stated at amortized cost, bonds available for sale and marketable securities are stated at fair value with changes in fair value recorded as a component of comprehensive income. Short-term investments are stated at cost. The "specific identification" method is used to determine costs of investments sold. Provisions for possible losses are recorded only when the values have experienced impairment considered "other than temporary" by a charge to realized losses resulting in a new cost basis of the investment. Proceeds from the sale of bond securities totalled $46,326,098, $37,694,342 and $38,403,636 in 1998, 1997 and
                  1996, respectively. The realized gains were $721,404, $384,184 and $516,997 in 1998, 1997 and 1996, respectively. The realized losses were $28,894, $57,279 and $45,041 in 1998,
                  1997 and 1996, respectively.

         (d)      Financial Instruments

                  For premiums receivable, which include premium finance notes receivable, and all other accounts (except investments) defined as financial instruments in Financial Accounting Standards Board (FASB) Statement 107, "Disclosures About Fair Values of Financial Instruments," the carrying amount approximates fair value due to the short-term nature of these instruments. The carrying amount of notes payable approximates fair value due to the variable interest rate on the note. These balances are disclosed on the face of the balance sheets.

                  Fair values for investments, disclosed in note 2, were obtained from independent brokers and published valuation guides.

         (e) Deferred Policy Acquisition Costs and Deferred Ceding Commission Income

                  Policy acquisition costs, principally commissions, marketing and underwriting expenses, are deferred and charged to operations over periods in which the related premiums are earned. Ceding commission income, which is realized on a written basis, is deferred and recognized over periods in which the premiums are earned. Deferred ceding commission income is netted against deferred policy acquisition costs. The marketing expenses are predominately salaries, salary related expenses and travel expenses of the Company's marketing representatives who actively solicit business from the independent general agents. The Company does not utilize investment income when assessing recoverability of deferred policy acquisition costs.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       December 31, 1998, 1997 and 1996


                  The change in the resulting deferred asset is charged (credited) to operations. Information relating to these net deferred amounts, as of and for the years ended December 31, 1998, 1997 and 1996 is summarized as follows:


                                                              1998             1997            1996
                                                         -------------    -------------    -------------
       Asset balance, beginning of
         period                                          $  11,618,136       12,633,938       12,114,681
                                                         -------------    -------------    -------------
               Deferred commissions                         19,709,462       19,912,479       21,932,779
               Deferred marketing and
                  underwriting expenses                      4,747,538        5,335,856        5,854,088
               Deferred ceding
                  commission income                           (373,435)         (85,152)         (76,765)
               Amortization                                (24,381,559)     (26,178,985)     (27,190,845)
                                                         -------------    -------------    -------------
                   Net change                                 (297,994)      (1,015,802)         519,257
                                                         -------------    -------------    -------------
        Asset balance, end of period                     $  11,320,142       11,618,136       12,633,938
                                                         =============    =============    =============


         (f)      Property and Equipment

                  Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets (30 years for buildings and primarily 5 years for furniture, equipment and software).

                  The following schedule summarizes the components of property and equipment:

                                                           As of December 31
                                                      ----------------------------
                                                          1998            1997
                                                      ------------    ------------
                  Land                                $   865,383         865,383
                  Buildings                             6,289,065       6,265,159
                  Furniture and equipment               5,232,279       3,239,458
                  Software                              2,505,707       2,281,597
                  Accumulated depreciation and
                    amortization                       (8,175,798)     (5,710,365)
                                                      -----------    ------------
                                                      $ 6,716,636       6,941,232
                                                      ===========    ============

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       December 31, 1998, 1997 and 1996


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

         (h)      Goodwill

                  Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, 25 years. The Company will periodically review the recoverability of goodwill based on an assessment of future operations to ensure it is appropriately valued.

         (i)      Treasury Stock

                  The Company records treasury stock in accordance with the "cost method" described in Accounting Principles Board Opinion
                  (APB) 6. The Company held 844,094 shares and 826,894 shares as treasury stock at December 31, 1998 and 1997, respectively, with a cost basis of $9.12 and $9.13 per share, respectively.

         (j)      Premium Revenues

                  Premiums are recognized as earned on a pro rata basis over the period the Company is at risk under the related policy. Unearned premiums represent the portion of premiums written which are applicable to the unexpired terms of policies in force.

         (k)      Claims and Claim Adjustment Expenses

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

                  Liabilities for unpaid claims and claim adjustment expenses are based on estimates of ultimate cost of settlement. Changes in claim estimates resulting from the review process and differences between estimates and ultimate payments are reflected in expense for the year in which the revision of these estimates first become known.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       December 31, 1998, 1997 and 1996


                  The process of establishing claim reserves is an imprecise science and reflects significant judgmental factors. In many liability cases, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured claim and the settlement of the claim. Some judicial decisions and legislative actions broaden liability and policy definitions and increase the severity of claim payments. As a result of this and other societal and economic developments, the uncertainties inherent in estimating ultimate claim costs on the basis of past experience have increased significantly, further complicating the already difficult claim reserving process.

                  Ultimate liability may be greater or lower than current reserves. Reserves are monitored by the Company using new information on reported claims and a variety of statistical techniques. The reserves are reviewed annually by an independent actuarial firm. The Company does not discount to present value that portion of its claim reserves expected to be paid in future periods.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       December 31, 1998, 1997 and 1996


         The following table sets forth the changes in unpaid claims and claim adjustment expenses, net of reinsurance cessions, as shown in the Company's consolidated financial statements for the periods indicated:

                                                                         As of and for the
                                                                      years ended December 31
                                                            ------------------------------------------
                                                                1998           1997            1996
                                                            ------------   ------------   ------------
                                                                       (Amounts in thousands)
Unpaid claims and claim adjustment
expenses, beginning of period                               $    113,227        105,691         95,011
Less: Ceded unpaid claims and claim
adjustment expenses, beginning of period                          29,524         26,713         24,650
                                                            ------------   ------------   ------------
Net unpaid claims and claim adjustment
expenses, beginning of period                                     83,703         78,978         70,361
                                                            ------------   ------------   ------------
Net claims and claim adjustment
expenses incurred related to:

  Current period                                                  59,635         53,969         53,037
  Prior periods                                                   26,718          8,117          5,342
                                                            ------------   ------------   ------------
    Total net claims and claim adjustment
expenses incurred                                                 86,353         62,086         58,379
                                                            ------------   ------------   ------------
Net claim and claim adjustment expenses
paid related to:
  Current period                                                  19,693         17,807         17,178
  Prior periods                                                   48,595         39,554         32,584
                                                            ------------   ------------   ------------
    Total net claim and claim adjustment
expenses paid                                                     68,288         57,361         49,762
                                                            ------------   ------------   ------------
Net unpaid claims and claim adjustment
expenses, end of period                                          101,768         83,703         78,978
Plus:  Ceded unpaid claims and claim
adjustment expenses, end of period                                35,030         29,524         26,713
                                                            ------------   ------------   ------------
Unpaid claims and claim adjustment expenses,
end of period                                               $    136,798        113,227        105,691
                                                            ============   ============   ============

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996

                  For 1998 the unfavorable development in claims and claim adjustment expenses was primarily the result of unanticipated unfavorable development in commercial auto liability for the 1997, 1996 and 1995 accident years. The development in net claims and claim adjustment expenses incurred for 1997 and 1996 was largely a result of claim reserve increases recorded for commercial auto claims in Kentucky for the 1996 and 1995 accident years and adverse development in claim adjustment expense reserves for commercial auto in the 1996, 1995 and 1994 accident years.

         (l)      Income Taxes

                  The Company and its subsidiaries file a consolidated Federal income tax return. Deferred income tax items are accounted for under the liability method which provides for temporary differences between the reporting of earnings for financial statement purposes and for tax purposes, primarily deferred policy acquisition costs, the discount on unpaid claims and claim adjustment expenses and the nondeductible portion of the change in unearned premiums. The Company paid income taxes of $0, $3,175,000 and $6,617,909 during 1998, 1997 and
                  1996, respectively.

         (m)      Earnings Per Share

                  The following table sets forth the computation of basic and diluted earnings per share:

                                                   1998            1997           1996
                                               ------------    ------------   ------------

         Numerator:
         Net income (loss)                     $(11,662,564)     11,923,526     16,019,567
                                               ------------    ------------   ------------

         Denominator:
         Denominator for basic
           earnings per share-
           weighted average shares               20,881,357      20,996,386     21,441,389


           Effect of dilutive securities:
             Employee stock options                 355,329         248,863        280,274
                                               ------------    ------------   ------------

           Denominator for diluted
             earnings per share-
             weighted average shares
             and assumed conversions             21,236,686      21,245,249     21,721,663
                                               ============    ============   ============

         Basic earnings per share              $       (.56)   $        .57   $        .75
                                               ============    ============   ============
         Diluted earnings per share            $       (.56)   $        .56   $        .74
                                               ============    ============   ============

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


         (n)      Stock-Based Compensation

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

         (o)      Accounting Pronouncements

                  In February 1997, the FASB issued Statement 128, "Earnings Per Share". The Statement was effective for financial statements issued for periods ending after December 15, 1997. Earnings per share for prior years presented in these financial statements have been restated to comply with Statement 128.

                  Effective January 1, 1998, the Company adopted FASB Statement 130, Reporting Comprehensive Income. Statement 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and net unrealized gains (losses) on securities and is presented in the consolidated statements of stockholder's equity and comprehensive income. The Statement requires only additional disclosures in the consolidated financial statements, it does not affect the Company's financial position or results of operations. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

                  Effective January 1, 1998, the Company adopted FASB Statement 131, "Disclosures about Segments of an Enterprise and Related Information" which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company makes operating decisions and assesses performance for the commercial lines segment and the personal lines segment. In 1998, the personal lines segment was not material.

                  In February, 1998, the FASB issued Statement 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". The Statement was effective for fiscal years beginning after December 15, 1997. The Company has no benefit plans falling within the scope of Statement 132.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


(2)      INVESTMENTS

         The following schedule summarizes the components of net investment income:

                                                      Years ended December 31
                                           --------------------------------------------
Investment income on:                          1998            1997             1996
                                           ------------    ------------    ------------
         Fixed maturities                  $  9,109,856       9,218,089       8,331,441
         Short-term investments                 896,940         782,051       1,055,481
                                           ------------    ------------    ------------
                                             10,006,796      10,000,140       9,386,922
         Investment expenses                   (204,094)       (269,008)       (226,404)
                                           ------------    ------------    ------------
            Net investment income          $  9,802,702       9,731,132       9,160,518
                                           ============    ============    ============

         The following schedule summarizes the amortized cost and estimated fair values of investments in debt securities:

                                                                     Gross          Gross          Estimated
                                                   Amortized      Unrealized      Unrealized         Fair
                                                      Cost           Gains          Losses           Value
                                                  ------------   ------------    ------------    ------------
                                                                     (Amounts in thousands)
Fixed maturities:
  Bonds held to maturity:
    US Government securities-1998                       $5,668            235             (16)          5,887
    US Government securities-1997                        5,404             79              (7)          5,476
    Tax-exempt state & municipal bonds-1998             54,120            972              (1)         55,091
    Tax-exempt state & municipal bonds-1997             84,330            855            (133)         85,052
  Bonds available for sale:
    US Government securities-1998                       13,734            235              --          13,969
    US Government securities-1997                       27,322             83              (1)         27,404

    Tax-exempt state & municipal bonds-1998            130,072          1,787            (240)        131,619
    Tax-exempt state & municipal bonds-1997             94,700          1,580             (34)         96,246
  Certificates of deposit - 1998                           595             --              --             595
  Certificates of deposit - 1997                           595             --              --             595
      Total Fixed maturities-1998                 $    204,189          3,229            (257)        207,161
      Total Fixed maturities-1997                      212,351          2,597            (175)        214,773

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


         The amortized cost and estimated fair value of debt securities at December 31, 1998 and 1997, by maturity, are shown below.

                                                             1998                         1997
                                                ---------------------------   ---------------------------
                                                                 Estimated                     Estimated
                                                  Amortized        Fair         Amortized        Fair
                                                    Cost           Value          Cost           Value
                                                ------------   ------------   ------------   ------------
(Amounts in thousands)
Due in one year or less                         $     31,335         31,489         35,142         35,187
Due after one year but within five years             123,550        125,323        140,571        141,871
Due after five years but within ten years             46,692         47,734         30,608         31,527
Due after ten years but within twenty
                 years                                 2,612          2,615          6,030          6,188
                                                ------------   ------------   ------------   ------------
                                                $    204,189        207,161        212,351        214,773
                                                ============   ============   ============   ============

         Investments of $14,115,000 and $12,965,000, at December 31, 1998 and
         1997, respectively, were on deposit with various regulatory bodies as required by law.

(3)      ACCUMULATED OTHER COMPREHENSIVE INCOME

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement 130). Statement 130 requires that a company include in accumulated comprehensive income certain amounts which were previously recorded directly to shareholders' equity.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


         The following schedule presents the components of other comprehensive income:

                                                             Years ended December 31
                                                --------------------------------------------
                                                     1998            1997           1996
                                                ------------    ------------    ------------
Unrealized gains on securities:
  Unrealized holding gains (losses)
     during period                                   825,494       1,202,911        (400,702)
  Reclassification
     adjustment for amounts
     included in net income                         (690,968)       (338,921)       (486,871)
                                                ------------    ------------    ------------
  Other comprehensive
     income (loss) before
     Federal income tax                              134,526         863,990        (887,573)
  Federal income tax expense (benefit)                53,853         302,397        (310,651)
                                                ------------    ------------    ------------
Other comprehensive income (loss)               $     80,673         561,593        (576,922)
                                                ============    ============    ============

(4)      NOTE PAYABLE

         In December of 1998, the Company obtained a note payable for $18,000,000 with a commercial bank. Interest is due monthly at an interest rate that approximates the 90-day London Interbank Offered Rate (LIBOR) plus 175 basis points (6.7842% at December 31, 1998). Principal payments of $500,000 are to be paid each quarter beginning January 1, 2000 with the balance of $10,500,000 due at maturity of the note on October 1, 2003. The Company recorded interest expense of $101,763 during 1998. The Company paid no interest during 1998. Funds were used to make the Lalande Financial Group, Inc. acquisition (see note 9).

(5)      REINSURANCE

         In 1998, 1997 and 1996, General Agents and MGAI (the Insurers) wrote casualty policy limits of $1,000,000. For policies with an effective date occurring in 1995 or after, the Insurers have excess reinsurance for 100% of casualty claims exceeding $500,000 up to the $1,000,000 policy limits. The Company's excess reinsurance is provided in varying amounts by three reinsurers rated "A- (Excellent)" or better by A. M. Best Company.

         The Company carries catastrophe property reinsurance to protect it against catastrophe occurrences for 95% of the property claims which exceed $500,000 but do not exceed $8,000,000 for a single

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


         catastrophe. The Company also carries property excess per risk reinsurance which covers property claims exceeding $300,000 up to $5,000,000 net loss each risk. From time to time the Company makes use of facultative reinsurance to cede unusual risks on a negotiated basis.

         GCM has entered into fronting arrangements with non-affiliated insurance companies. GCM retains no portion as the business written under these agreements is 100% ceded. Although these cessions are made to authorized reinsurers rated "A- (Excellent)" or better by A. M. Best Company, the agreements require that collateral (in the form of trust agreements and/or letters of credit) be maintained to assure payment of the unearned premiums and unpaid claims and claim adjustment expenses relating to the risks insured under these fronting arrangements. The balances in such accounts as of December 31, 1998 and 1997 total $33,707,000 and $29,943,000, respectively.

         The amounts deducted in the consolidated financial statements for reinsurance ceded as of and for the years ended December 31, 1998, 1997, and 1996 respectively, are set forth in the following table.

         Premiums and claims ceded to the commercial automobile plans of Arkansas, California, Louisiana, Mississippi and Pennsylvania are designated as "plan servicing".

                                                1998           1997           1996
                                           ------------   ------------   ------------
         Premiums earned                   $  1,982,459      1,709,053      1,929,455
         Premiums earned - plan
          servicing                        $  3,767,180      4,090,774      4,760,785

         Premiums earned - fronting
          arrangements                     $ 41,199,644     33,106,441     16,081,808

         Claims and claim adjustment
          expenses                         $  5,346,960      2,200,182       (206,429)

         Claims and claim adjustment
          expenses - plan servicing        $  4,429,621      4,569,993      6,886,339
         Claim and claim adjustment
          expenses - fronting
          arrangements                     $ 34,992,635     24,616,491     11,317,277

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


         The amounts included in the Consolidated Balance Sheets for reinsurance ceded under fronting arrangements and reinsurance ceded to the commercial automobile plans of Arkansas, California, Louisiana, Mississippi, and Pennsylvania were as follows:

                                           1998          1997         1996
                                       ------------   -----------   ----------
         Unearned premiums - plan
         servicing                     $  1,139,560     1,552,654    2,149,286

         Unearned premiums -
         fronting arrangements         $ 20,194,814    17,160,782   13,625,619

         Unpaid claims and claim
         adjustment expenses - plan
         servicing                     $  9,380,484     9,431,814   11,012,699

         Unpaid claims and claim
         adjustment expenses -
         fronting arrangements         $ 13,927,694     8,623,890    4,321,085

         The Insurers remain directly liable to their policyholders for all policy obligations and the reinsuring companies are obligated to the Insurers to the extent of the reinsured portion of the risks.

         The Insurers, for years prior to 1993, utilized reinsurance arrangements with various non-affiliated admitted insurance companies, whereby the Insurers underwrote the coverage and assumed the policies 100% from the companies. Beginning in 1993, the business generated from these arrangements was in a run-off position. These arrangements require that the Insurers maintain escrow accounts to assure payment of the unearned premiums and unpaid claims and claim adjustment expenses relating to risks insured through such arrangements and assumed by the Insurers. As of December 31, 1998, 1997, and 1996, the balance in such escrow accounts totalled $0, $0 and $1,100,000, respectively. For 1998, 1997 and 1996, the premiums earned by assumption were $0, and the assumed unpaid claims and claim adjustment expenses were $360,000, $810,000 and $1,845,000, respectively.

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

                        December 31, 1998, 1997 and 1996


(6)      FEDERAL INCOME TAXES

         In the accompanying consolidated statements of operations, the provisions for Federal income tax as a percent of related pretax income differ from the Federal statutory income tax rate. A reconciliation of income tax expense using the Federal statutory rates to actual income tax expense follows:

                                          1998            1997            1996
                                      ------------    ------------    ------------
Income tax expense (benefit)
  at 35%                              $ (7,448,031)      5,166,625       7,384,371
Tax-exempt interest income              (2,182,650)     (2,486,582)     (2,308,364)
Building rehabilitation tax
  credit                                        --         (41,984)        (77,102)
Other, net                                  13,156         200,203          79,730
                                      ------------    ------------    ------------
    Income tax expense (benefit)      $ (9,617,525)      2,838,262       5,078,635
                                      ============    ============    ============

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

         The following table represents the tax effect of temporary differences giving rise to the net deferred tax asset established under Statement 109.

                                                                                     As of December 31
                                                                                ---------------------------
                                                                                    1998           1997
                                                                                ------------   ------------
    Deferred tax assets:
      Unpaid claims and claim adjustment expenses                               $  4,987,915      4,375,152
      Unearned premiums                                                            2,936,508      3,158,477
      Deferred service fee income                                                    226,703        214,164
      Alternative minimum tax credit                                               2,478,259             --
      Net operating loss                                                           1,083,983             --
      Other                                                                           36,045         34,026
                                                                                ------------   ------------
        Total deferred tax assets                                                 11,749,413      7,781,819
                                                                                ------------   ------------
    Deferred tax liabilities:
      Deferred policy acquisition costs and deferred ceding commission income      3,968,311      4,086,944
      Unrealized gains on investments                                                623,690        569,837
      Depreciation and amortization                                                  402,565        386,463
      Capitalized software                                                            84,160         56,248
      Other                                                                            1,594          5,772
                                                                                ------------   ------------
        Total deferred tax liabilities                                             5,080,320      5,105,264
                                                                                ------------   ------------
    Net deferred tax assets                                                     $  6,669,093      2,676,555
                                                                                ============   ============

         In assessing the realization of its deferred tax assets, management considers whether it is more likely than not that a portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon management's consideration of expected reversal of deferred tax liabilities and projected future taxable income, management believes it is more likely than not that the Company will realize the benefits of these deferred tax assets.

         As of December 31, 1998, the Company has net operating loss carryforwards of approximately $3,097,094 for tax return purposes which, if not utilized, will expire in 2018.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


(7)      SHAREHOLDERS' EQUITY

         The Company has 250,000,000 shares of authorized $.10 par value common stock. Of the authorized shares, 21,740,657 and 21,701,118 were issued as of December 31, 1998 and 1997, respectively and 20,896,563 and 20,874,224 were outstanding as of December 31, 1998 and 1997, respectively. The Company also has 10,000,000 shares of preferred stock with $100 par value authorized of which no shares have been issued. The Board of Directors can designate the relative rights and preferences of the authorized preferred stock to be issued.

         In 1991, the Company adopted a policy to pay a quarterly cash dividend of $.01 per share on its common stock every quarter until further action by the Board of Directors. The Board of Directors increased the cash dividend to: $.0125 per share in November 1995, $.015 per share in August 1996, and $.0175 per share in November 1997.

         The amount of consolidated statutory shareholder's equity or policyholders' surplus of General Agents and MGAI was $69,825,964, $76,495,883 and $57,011,890 at December 31, 1998, 1997 and 1996,
         respectively, and the amount of consolidated statutory net income
         (loss) was $(13,682,598), $14,155,450 and $15,829,108 for the years ended 1998, 1997, and 1996, respectively. The amount of policyholders' surplus of GCM was $2,000,000, $2,000,000 and $2,000,001 at December
         31, 1998, 1997 and 1996, respectively, and the amount of statutory net income (loss) was $(340,460), $44,569 and $115,563 for the years ended December 31, 1998, 1997 and 1996, respectively. The Company's statutory capital significantly exceeds the benchmark capital level under the Risk Based Capital formula for its major insurance companies.

         Statutes in Texas and Oklahoma restrict the payment of dividends by the insurance company subsidiaries to the available surplus funds derived from their realized net profits. The maximum amount of cash dividends that each subsidiary may declare without regulatory approval in any 12-month period is the greater of net income for the 12-month period ended the previous December 31 or ten percent (10%) of policyholders' surplus as of the previous December 31. In 1999 General Agents (the Oklahoma subsidiary) can pay dividends of up to $6,982,596 without regulatory approval and MGAI (the Texas subsidiary) can pay dividends of up to $1,985,721 without regulatory approval.

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

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


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

(8)      BENEFIT PLANS

         At December 31, 1998, the Company had three plans under which options could be granted: the 1990 Stock Option Plan (90 Plan), the 1995 Stock Option Plan (95 Plan) and the 1998 Long-Term Incentive Plan (98 Plan). Under the 90 Plan, all options available have been granted and are fully vested. Any unexercised options will expire in the year 2000. The 95 Plan was approved by the shareholders on May 10, 1996 and 1,071,000 shares are reserved for issuance under this plan. Options granted under the 95 Plan have a maximum ten year term and are exercisable at the rate of 20% immediately upon grant and 20% on each of the first four anniversaries of the grant date. The 98 Plan was approved by the shareholders on July 17, 1998, and the aggregate number of shares of common stock which may be issued under the 98 Plan is limited to 1,000,000. Under the 98 Plan, stock options (including incentive stock options and non-qualified stock options), stock appreciation rights and restricted stock awards may be made. No awards were outstanding under the 98 Plan at December 31, 1998. Options for 579,710 shares were granted to Glenn W. Anderson at an exercise price $5.75 per share. The exercise price of each outstanding option equals the market price of the Company's stock on the date of grant.

           A summary of the status of the Company's outstanding options as of December 31, 1998 and 1997, and changes during the years ended December 31, 1998 and 1997 is presented below:

                                                          1998                                 1997
                                             -------------------------------       ---------------------------
                                             Underlying     Weighted Average       Underlying         Weighted
                                               Shares        Exercise Price          Shares            Average
                  Options                    ----------     ----------------       ----------      Exercise Price
                  -------                                                                          --------------

Outstanding, beginning of period              1,352,713        $      8.32           1,352,786       $    8.38
Granted                                         835,814        $      5.93             158,425       $    8.60
Exercised                                       (39,539)       $      2.14             (30,749)      $    2.94
Forfeited                                      (608,348)       $     10.36            (127,749)      $   10.63
                                             ----------                             ----------
Outstanding, end of period                    1,540,640        $      6.42           1,352,713       $    8.32
                                             ==========                             ==========
Options exercisable at end of period          1,238,104                                711,978
Weighted-average fair value of
  options granted during the period          $     1.96                             $     4.82

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


         The following table summarizes information for the stock options outstanding at December 31, 1998:


                                      Options Outstanding                           Options Exercisable
                                      -------------------                           -------------------
                           Number      Weighted Average        Weighted           Number           Weighted
        Range of        Outstanding        Remaining           Average         Exercisable          Average
     Exercise Prices    at 12/31/98    Contractual Life     Exercise Price     at 12/31/98      Exercise Price
     ---------------    -----------    ----------------     --------------     -----------      --------------
     $       2 to  9      1,188,801        4.65 years       $         5.18       1,027,001      $         4.93
     $       9 to 11        351,839        7.36 years       $        10.63         211,103      $        10.63
                         ----------                                             ----------
     $       2 to 11      1,540,640        5.27 years       $         6.42       1,238,104      $         5.90
                         ==========                                             ==========

         During 1998 options previously granted to officers under the 95 Plan were exchanged for options of a lesser amount with an exercise price equal to the market price of the Company's stock on the date of exchange.

         The Company applies APB 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost been determined consistent with Statement 123 for the options granted, the Company's net income and earnings per share would have been the pro forma amounts indicated below:

                                                                                   Year ended               Year ended
                                                                                   ----------               ----------
                                                                                December 31, 1998        December 31, 1997
                                                                                -----------------        -----------------

         Net income (loss)                  As reported                           $ (11,662,564)            $ 11,923,526
                                            Pro forma                             $ (12,139,335)            $ 11,368,790
         Basic earnings (loss) per
          share                             As reported                           $        (.56)            $        .57
                                            Pro forma                             $        (.58)            $        .54
         Diluted earnings (loss) per
          share                             As reported                           $        (.56)            $        .56
                                            Pro forma                             $        (.58)            $        .54


         The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 1998 and 1997, respectively: expected volatility of 32.6% and 33.6%, risk free interest rates of 5.04% and 5.88%, expected dividend yields of 1.2% and .74% and an expected life of 7.5 years for both periods presented.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


         The Company has a profit sharing and trust plan for the benefit of its eligible employees. The annual contributions amounted to $0, $396,838, and $578,107 for 1998, 1997 and 1996, respectively.

         The Company has an incentive compensation plan under which all full time employees with at least six months of service participate. Factors applicable to the incentive compensation plan are: Company's net income level, individual performance, employee's salary and level.

(9)      BUSINESS ACQUISITION

         On October 23, 1998, the Company completed the acquisition of the Lalande Financial Group, Inc. (Lalande Group). The Lalande Group includes National Specialty Lines, Inc. (NSL) and De La Torre Insurance Adjusters, Inc. (DLT). NSL is a managing general agency which markets nonstandard personal auto insurance through approximately 800 retail agencies in Florida. DLT is an automobile claims adjusting firm that provides claim services on NSL produced business and to outside parties. The purchase price was for $18 million in cash paid at closing plus up to an additional $22 million in cash to be paid over approximately five years contingent upon the performance of the Lalande Group. The purchase was financed with a commercial bank borrowing of $18 million (note 4). The transaction resulted in goodwill of approximately $17.2 million which is being amortized on a straight line basis over 25 years. The acquisition was accounted for as a purchase and the results of operations since the acquisition date have been consolidated.

         The pro forma unaudited results of operations for the years ended December 31, 1998 and 1997, assuming the purchase of the Lalande Group has been consummated on January 1, 1997, are presented below:

                                     1998         1997
                                   ---------    ---------
                                    (Amounts in thousands,
                                    except per share data)
Revenues                           $ 112,039      122,724
Net income (loss)                  $ (12,285)      10,857
Basic earnings (loss) per share    $   (0.59)        0.52
Diluted earnings (loss) per share  $   (0.59)        0.51

(10)     CONTINGENCIES

         The Company is a defendant in the proceedings styled William Steiner
         v. Joseph D. Macchia, Joel C. Puckett, Daniel J. Coots and GAINSCO, INC., filed in the United States District Court for the Northern District of Texas, Fort Worth Division. In that case, the plaintiff asserts claims on behalf of a putative class of persons who purchased the Company's common stock between August 6, 1997 and July 16, 1998, inclusive. The plaintiff asserts claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934, alleging that the Company's financial results did not reflect the Company's true financial position and results of operations in accordance with generally accepted accounting principles in that they understated reserves for claims and claim adjustment expenses. The Company believes that it has meritorious defenses to plaintiff's claims and intends to vigorously defend the action.

         In the normal course of its operations, the Company has been named as defendant in various legal actions seeking payments for claims denied by the Company and other monetary damages. The Company's management believes that unpaid claims and claim adjustment expenses are adequate to cover possible liability from lawsuits which arise in the normal course of its insurance business. In the opinion of the Company's management the ultimate liability, if any, resulting from the disposition of all claims will not have a material adverse effect on the Company's consolidated financial position or results of operations. The Company does not have any financial instruments where there is off-balance-sheet-risk of accounting loss due to credit or market risk. There is credit risk in the premiums receivable and reinsurance balances receivable of the Company. At December 31, 1998 and 1997 the Company did not have a premiums receivable balance nor a reinsurance balance receivable from any one entity that was material with regard to shareholders' equity.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


(11)     QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following table contains selected unaudited consolidated financial data for each quarter (in thousands, except per share data):

                                                     1998 Quarter                                1997 Quarter
                                        ---------------------------------------     --------------------------------------
                                        Fourth       Third     Second     First     Fourth     Third      Second     First
                                        ------       -----     ------     -----     ------     -----      ------     -----
         Gross premiums
           written                     $ 26,144      22,722    22,224     20,072    26,763     23,055     26,938     23,020
         Total revenues                $ 25,980      26,373    26,532     26,742    28,816     28,484     28,850     28,795
         Total expenses                $ 26,764      25,012    32,702     42,429    25,381     27,253     22,980     24,570
         Net income (loss)             $     69       1,397    (3,770)    (9,359)    2,887      1,464      4,409      3,164

         Earnings (loss) per
           share:
           Basic                       $    .00         .07      (.18)      (.45)      .14        .07        .21        .15
           Diluted                     $    .00         .07      (.18)      (.45)      .14        .07        .21        .15

         Common share
           prices (a)
           High                         7 5/16      8 1/16     9 7/8      8 13/16   10 3/16    9 15/16    9 3/8      10
           Low                          5 7/8       5 3/4      6          7 7/8     8          8 1/2      8 1/8       8 3/4

         (a)      As reported by the New York Stock Exchange.

           INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTARY INFORMATION


The Board of Directors and Shareholders
GAINSCO, INC:


Under date of February 19, 1999, we reported on the consolidated balance sheets of GAINSCO, INC. and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, shareholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                                                       KPMG LLP

Dallas, Texas
February 19, 1999

                                                                     Schedule I

                         GAINSCO, INC. AND SUBSIDIARIES

                         Summary of Investments - Other
                      Than Investments in Related Parties

                             (Amounts in thousands)


                                                           As of December 31
                              ---------------------------------------------------------------------------
                                        1998                      1997                      1996
                              -----------------------   -----------------------   -----------------------
                               Amortized      Fair      Amortized       Fair      Amortized       Fair
Type of Investment               Cost         Value        Cost         Value        Cost         Value
                              ----------   ----------   ----------   ----------   ----------   ----------
Fixed Maturities:
  Bonds held to maturity:
    U.S. government
      securities              $    5,668        5,887        5,404        5,476        7,731        7,748
    Tax exempt state and
      municipal bonds             54,120       55,091       84,330       85,052       97,199       97,977

  Bonds available for sale:
    U.S. government
      securities                  13,734       13,969       27,322       27,404           --           --
    Tax exempt state
      and municipal bonds        130,072      131,619       94,700       96,246       76,880       77,644
                                     595          595          595          595          595          595
  Certificates of deposit
                                     316          269           --           --           --           --
                              ----------   ----------   ----------   ----------   ----------   ----------
Marketable securities
                                 204,505      207,430      212,351      214,773      182,405      183,964
                              ----------   ----------   ----------   ----------   ----------   ----------

Short-term investments             4,749        4,749        2,823        2,823       20,662       20,662
                              ----------   ----------   ----------   ----------   ----------   ----------

  Total investments           $  209,254      212,179      215,174      217,596      203,067      204,626
                              ==========   ==========   ==========   ==========   ==========   ==========




See accompanying independent auditors' report on supplementary information.

                                                                    Schedule II

               CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                                 GAINSCO, INC.
                                (PARENT COMPANY)

                                 Balance Sheets
                           December 31, 1998 and 1997

                           Assets                                  1998              1997
                                                               -------------    -------------
Investments in subsidiaries                                    $ 104,547,799      117,359,673
Cash                                                                   1,178            1,614
Net receivables from subsidiaries                                  2,121,291        1,308,015
Short-term investments                                                43,538           83,475
Other assets                                                         125,218          191,716
Goodwill                                                          17,057,772               --
                                                               -------------    -------------

Total assets                                                     123,896,796      118,944,493
                                                               =============    =============

             Liabilities and Shareholders' Equity
Liabilities:
  Accounts payable                                             $      47,208           16,933
  Note payable                                                    18,000,000               --
  Dividends payable                                                  365,690          365,300
                                                               -------------    -------------
         Total liabilities                                        18,412,898          382,233
                                                               -------------    -------------
Shareholders' equity:
  Preferred stock ($100 par value, 10,000,000
    shares authorized, none issued)                                       --               --
  Common stock ($.10 par value, 250,000,000
    shares authorized, 21,740,657 issued at
    December 31, 1998 and 21,701,118 issued at                     2,174,066        2,170,112
    December 31, 1997)                                            87,778,548       87,697,754
  Additional paid-in capital                                       1,138,941        1,058,268
 Accumulated other comprehensive income                           22,086,868       35,188,460
  Retained earnings
  Treasury stock, at cost (844,094 shares in 1998 and             (7,694,525)      (7,552,334)
                                                               -------------    -------------
    826,894 shares in 1997)                                      105,483,898      118,562,260
                                                               -------------    -------------
Total shareholders' equity

Total liabilities and shareholders' equity                     $ 123,896,796      118,944,493
                                                               =============    =============

See accompanying notes to condensed financial statements.
See accompanying independent auditors' report on supplementary information.

                                                                    Schedule II

               CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                                 GAINSCO, INC.
                                (PARENT COMPANY)

                            Statements of Operations
                  Years ended December 31, 1998, 1997 and 1996


                                                         1998            1997            1996
                                                     ------------    ------------    ------------

Revenues - dividend income                           $  3,900,000       3,700,000       9,900,000
Investment income                                           2,255           3,779              --
Expenses - operating expenses                          (2,342,404)     (1,367,178)     (1,191,222)
                                                     ------------    ------------    ------------
  Operating income before
    Federal income tax benefit                          1,559,851       2,336,601       8,708,778

Federal income taxes:
  Current benefit                                        (354,324)       (455,679)       (467,559)
  Deferred benefit                                       (439,874)             --              --
                                                     ------------    ------------    ------------
                                                         (794,198)       (455,679)       (467,559)
                                                     ------------    ------------    ------------
  Income before equity in undistributed
    income of subsidiaries                              2,354,049       2,792,280       9,176,337
Equity in undistributed income (loss) of
  subsidiaries                                        (14,016,613)      9,131,246       6,843,230
                                                     ------------    ------------    ------------

Net income (loss)                                    $(11,662,564)     11,923,526      16,019,567
                                                     ============    ============    ============

Earnings (loss) per share:
    Basic                                            $       (.56)            .57             .75
                                                     ============    ============    ============
    Diluted                                          $       (.56)            .56             .74
                                                     ============    ============    ============


See accompanying notes to condensed financial statements.
See accompanying independent auditors' report on supplementary information.

                                                                    Schedule II

               CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                                 GAINSCO, INC.
                                (PARENT COMPANY)

          Statements of Shareholders' Equity and Comprehensive Income
                  Years ended December 31, 1998, 1997 and 1996

                                                     1998          1997            1996
                                                ------------   ------------   ------------
Common Stock:
  Balance at beginning of year                  $  2,170,112      2,167,037      2,163,748
  Exercise of options to purchase
    shares (39,539 in 1998, 30,749
    in 1997 and 32,888 in 1996)                        3,954          3,075          3,289
                                                ------------   ------------   ------------
Balance at end of year                             2,174,066      2,170,112      2,167,037
                                                ------------   ------------   ------------
Additional paid-in capital:

  Balance at beginning of year                    87,697,754     87,610,379     87,543,175
  Exercise of options to purchase
    shares (39,539 in 1998, 30,749
    in 1997 and 32,888 in 1996)                       80,794         87,375         67,204
                                                ------------   ------------   ------------

          Balance at end of year                $ 87,778,548     87,697,754     87,610,379
                                                ------------   ------------   ------------



                                                                    (continued)

                                                                    Schedule II

               CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                                 GAINSCO, INC.
                                (PARENT COMPANY)

          Statements of Shareholders' Equity and Comprehensive Income
                  Years ended December 31, 1998, 1997 and 1996


                                                 1998                           1997                         1996
                                             ------------                  ------------                  ------------
Retained earnings:
  Balance at beginning of year               $ 35,188,460                    24,517,265                     9,673,968
  Net income (loss) for year                  (11,662,564)   (11,662,564)    11,923,526     11,923,526     16,019,567    16,019,567
  Cash dividends                               (1,462,070)                   (1,310,518)                   (1,176,270)
  Tax benefit on non-qualified
     stock options exercised                       23,042                        58,187                            --
                                             ------------                  ------------                  ------------
     Balance at end of year                    22,086,868                    35,188,460                    24,517,265
                                             ------------                  ------------                  ------------

Accumulated other comprehensive
  income:
   Balance at beginning of year                 1,058,268                       496,675                     1,073,597
   Unrealized gains (losses) on
      securities, net of reclassification
      adjustment, net of tax                       80,673         80,673        561,593        561,593       (576,922)     (576,922)
                                             ------------    -----------   ------------   ------------   ------------  ------------
   Comprehensive income (loss)                               (11,581,891)                   12,485,119                   15,442,645
                                                             ===========                  ============                 ============
      Balance at end of year                    1,138,941                     1,058,268                       496,675
                                             ------------                  ------------                  ------------

Treasury stock:
  Balance at beginning of year                 (7,552,334)                   (5,438,774)                   (1,012,592)
  Change during year                             (142,191)                   (2,113,560)                   (4,426,182)
                                             ------------                  ------------                  ------------
      Balance at end of year                   (7,694,525)                   (7,552,334)                   (5,438,774)
                                             ------------                  ------------                  ------------
  Total shareholders' equity at end
     of year                                 $105,483,898                   118,562,260                   109,352,582
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

                                                                    Schedule II

               CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                                 GAINSCO, INC.
                                (PARENT COMPANY)

                            Statements of Cash Flows
                  Years ended December 31, 1998, 1997 and 1996


                                                         1998            1997            1996
                                                     ------------    ------------    ------------
Cash flows from operating activities:
  Net income (loss)                                  $(11,662,564)     11,923,526      16,019,567
  Adjustments to reconcile net income (loss) to
    cash provided by operating activities:
    Depreciation and amortization                         171,502              --              --
    Change in investments in subsidiaries                      --      (5,390,712)             --
    Change in net receivables from subsidiaries          (813,276)      5,981,096      (3,593,152)
    Change in other assets                                 66,498         (32,224)        (95,992)
    Change in accounts payable                             30,275          11,046           5,887
    Change in other liabilities                                --              --            (900)
    Equity in (income) loss of subsidiaries            14,016,612      (9,131,246)     (6,843,230)
                                                     ------------    ------------    ------------

Net cash provided by/(used for)
               operating activities                     1,809,047       3,361,486       5,492,180
                                                     ------------    ------------    ------------

Cash flows from investing activities:

  Net change in short-term investments                     39,937         (83,475)             --
  Purchase of subsidiary                              (18,330,298)             --              --
                                                     ------------    ------------    ------------


Net cash used for investing
           activities                                $(18,290,361)        (83,475)             --
                                                     ------------    ------------    ------------



                                                                    (continued)

                                                                    Schedule II

               CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                                 GAINSCO, INC.
                                (PARENT COMPANY)

                            Statements of Cash Flows
                  Years ended December 31, 1998, 1997 and 1996


                                               1998            1997            1996
                                           ------------    ------------    ------------
Cash flows from financing activities:
  Proceeds from (payments on) notes
    payable                                $ 18,000,000              --              --
  Cash dividends paid                        (1,461,679)     (1,261,530)     (1,129,024)
  Proceeds from exercise of common
    stock options                                84,748          90,450          70,493
  Treasury stock acquired                      (142,191)     (2,113,560)     (4,426,182)
                                           ------------    ------------    ------------

  Net cash provided by/(used for)
    financing activities                     16,480,878      (3,284,640)     (5,484,713)
                                           ------------    ------------    ------------

Net increase (decrease) in cash                    (436)         (6,629)          7,467
Cash at beginning of year                         1,614           8,243             776
                                           ------------    ------------    ------------

Cash at end of year                        $      1,178           1,614           8,243
                                           ============    ============    ============



See accompanying notes to condensed financial statements.
See accompanying independent auditors' report on supplementary information.

                                                                    Schedule II

               CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT


                                 GAINSCO, INC.
                                (PARENT COMPANY)

                    Notes to Condensed Financial Statements
                        December 31, 1998, 1997 and 1996


(1)      GENERAL

                  The accompanying condensed financial statements should be read in conjunction with the notes to the consolidated financial statements for the years ended December 31, 1998, 1997 and 1996 included elsewhere in this Annual Report.

(2)      RELATED PARTIES

                  During 1997, the Company made a capital contribution to GAINSCO Service Corp. by forgiving an intercompany debt in the amount of $5,390,712. The Company acquired the net assets of the Lalande Group of $1,101,024 in October 1998 through a 100% purchase.

                  The following table presents the components of the Net receivables from subsidiaries at December 31, 1998 and 1997:

             Name of Subsidiary                     1998                1997
                                                 ---------           ---------

Agents Processing Systems, Inc.                  $ 883,224             883,224
GAINSCO Service Corp.                              425,593             218,287
General Agents Insurance
  Company of America, Inc.                         812,474             206,504
                                                 ---------           ---------

  Net receivables from subsidiaries              2,121,291           1,308,015
                                                 =========           =========



See accompanying independent auditors' report on supplementary information.

                                                                   Schedule III

                         GAINSCO, INC. AND SUBSIDIARIES

                      Supplementary Insurance Information

                   Years ended December, 1998, 1997 and 1996
                             (Amounts in thousands)

                                                              Other
                                          Reserves            policy                                 Amortization
                               Deferred  for claims           claims                                 of deferred    Other
                                 policy    and                and        Net       Net      Claims    policy      operating    Net
                             acquisition  claim    Unearned  benefits premiums investment  & claim  acquisition  costs and  premiums
Segment                          costs   expenses  premiums  payable   earned     income   expenses  costs (1)    expenses   written
                             ----------- --------  --------  --------  -------- ---------- --------  --------     ---------  -------
Year ended December 31, 1998

Property and casualty insurance $11,320  136,798    63,602     5,835    92,203     9,803    86,353   (24,382)       40,255    88,559
                                -------  -------   -------   -------   -------   -------   -------   -------       -------   -------
Total                           $11,320  136,798    63,602     5,835    92,203     9,803    86,353   (24,382)       40,255    88,559
                                =======  =======   =======   =======   =======   =======   =======   =======       =======   =======

Year ended December 31, 1997

Property and casualty insurance $11,618  113,227    64,005     9,393   102,256     9,731    62,086   (26,179)       37,082    98,139
                                -------  -------   -------   -------   -------   -------   -------   -------       -------   -------
Total                           $11,618  113,227    64,005     9,393   102,256     9,731    62,086   (26,179)       37,082    98,139
                                =======  =======   =======   =======   =======   =======   =======   =======       =======   =======

Year ended December 31, 1996

Property and casualty insurance $12,634  105,691    65,255     6,219   106,793     9,161    58,379   (27,191)       39,847   108,251
                                -------  -------   -------   -------   -------   -------   -------   -------       -------   -------
Total                           $12,634  105,691    65,255     6,219   106,793     9,161    58,379   (27,191)       39,847   108,251
                                =======  =======   =======   =======   =======   =======   =======   =======       =======   =======


(1)      Net of the amortization of deferred ceding commission income.

See accompanying independent auditors' report on supplementary information.

                                                                    Schedule IV

                         GAINSCO, INC. AND SUBSIDIARIES

                                  Reinsurance

                  Years ended December 31, 1998, 1997 and 1996
                   (Amounts in thousands, except percentages)


                                                                                          Percentage
                                                 Ceded to     Assumed from                 of amount
                                      Direct       other         other         Net         assumed
                                      amount     companies     companies      amount        to net
                                    ----------   ----------    ----------   ----------    ----------
Year ended December 31, 1998:
Premiums earned:
  Property and casualty             $  134,733           --            --      134,733
  Reinsurance                               --      (43,221)          691      (42,530)
                                    ----------   ----------    ----------   ----------
Total                               $  134,733      (43,221)          691       92,203           0.7%
                                    ==========   ==========    ==========   ==========    ==========

Year ended December 31, 1997:
Premiums earned:
  Property and casualty             $  137,071           --            --      137,071
  Reinsurance                               --      (34,815)           --      (34,815)
                                    ----------   ----------    ----------   ----------
Total                               $  137,071      (34,815)           --      102,256            -- %
                                    ==========   ==========    ==========   ==========    ==========

Year ended December 31, 1996:
Premiums earned:
  Property and casualty             $  125,112           --            --      125,112
  Reinsurance                               --      (18,319)           --      (18,319)
                                    ----------   ----------    ----------   ----------
Total                               $  125,112      (18,319)           --      106,793            -- %
                                    ==========   ==========    ==========   ==========    ==========



See accompanying independent auditors' report on supplementary information.

                                                                    Schedule VI

                         GAINSCO, INC. AND SUBSIDIARIES

                            Supplemental Information

                  Years ended December 31, 1998, 1997 and 1996
                             (Amounts in thousands)

                                      Column A       Column B       Column C       Column D       Column E       Column F
                                    ------------   ------------   ------------   ------------   ------------   ------------


                                                                   Reserves
                                                                  for unpaid      Discount
                                                    Deferred        claims         if any,
                                    Affiliation      policy        and claim      deducted
                                        with       acquisition     adjustment        in           Unearned      Net earned
                                    registrant        costs         expenses       Column C       premiums       premiums
                                    ------------   ------------   ------------   ------------   ------------   ------------
Year ended December 31, 1998
Property and casualty insurance     $         --         11,320        136,798             --         63,602         92,203
                                    ------------   ------------   ------------   ------------   ------------   ------------
Total                               $         --         11,320        136,798             --         63,602         92,203
                                    ============   ============   ============   ============   ============   ============

Year ended December 31, 1997
Property and casualty insurance     $         --         11,618        113,227             --         64,005        102,256
                                    ------------   ------------   ------------   ------------   ------------   ------------
Total                               $         --         11,618        113,227             --         64,005        102,256
                                    ============   ============   ============   ============   ============   ============

Year ended December 31, 1996
Property and casualty insurance     $         --         12,634        105,691             --         65,255        106,793
                                    ------------   ------------   ------------   ------------   ------------   ------------
Total                               $         --         12,634        105,691             --         65,255        106,793
                                    ============   ============   ============   ============   ============   ============


                                      Column H             Column I                Column J       Column K       Column L
                                    ------------         ------------            ------------   ------------   ------------
                                                             Claim
                                                           and claim
                                                           adjustment
                                                            expenses             Amortization      Paid
                                                            incurred              of deferred     claims
                                        Net                related to:              policy       and claim         Net
                                    investment        Current        Prior        acquisition    adjustment      premiums
                                       income          year          years         costs (1)      expenses       written
                                    ------------   ------------   ------------   ------------   ------------   ------------
Year ended December 31, 1998
Property and casualty insurance            9,803         59,635         26,718        (24,382)        68,288         88,559
                                    ------------   ------------   ------------   ------------   ------------   ------------
Total                                      9,803         59,635         26,718        (24,382)        68,288         88,559
                                    ============   ============   ============   ============   ============   ============

Year ended December 31, 1997
Property and casualty insurance            9,731         53,969          8,117        (26,179)        57,361         98,139
                                    ------------   ------------   ------------   ------------   ------------   ------------
Total                                      9,731         53,969          8,117        (26,179)        57,361         98,139
                                    ============   ============   ============   ============   ============   ============

Year ended December 31, 1996
Property and casualty insurance            9,161         53,037          5,342        (27,191)        49,762        108,251
                                    ------------   ------------   ------------   ------------   ------------   ------------
Total                                      9,161         53,037          5,342        (27,191)        49,762        108,251
                                    ============   ============   ============   ============   ============   ============





(1)      Net of the amortization of deferred ceding commission income.

See accompanying independent auditors' report on supplementary information.

                                 EXHIBIT INDEX


                                                                                              Sequentially
Exhibit Number                          Description                                             No. Page
--------------                          -----------                                             --------
    3.1           Restated Articles of Incorporation of Registrant (Exhibit
                  3.1)(1)

    3.2           Articles of Amendment to the Articles of Incorporation dated
                  June 9, 1988 (Exhibit 3.2)(2)

    3.6           Articles of Amendment to Articles of Incorporation effective
                  August 13, 1993 (Exhibit 3.6)(7)

    3.7           Bylaws of Registrant as amended through May 1, 1998 (Exhibit
                  99.3) (12)

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

   10.27          Amendment to Surplus Debenture issued by GAINSCO County
                  Mutual Insurance Company (Exhibit 10.27)(7)

   10.28          Agreement dated August 26, 1994 appointing Continental Stock
                  Transfer & Trust Company transfer agent and registrar
                  (Exhibit 10.28)(8).

                                                                                              Sequentially
Exhibit Number                          Description                                             No. Page
--------------                          -----------                                             --------
   10.29          Amendment No. 3 to Rights Agreement and appointment of
                  Continental Stock Transfer & Trust Company as Successor
                  Rights Agent, made September 30, 1994 (Exhibit 10.29)(8).

   10.31          1995 Stock Option Plan of the Registrant (Exhibit 10.31) (9)

   10.36          Form of Change of Control Agreements (Exhibit 10.36) (6) (11)

   10.37          Employment Agreement dated April 25, 1998 between Glenn W.
                  Anderson and the Registrant (Exhibit 99.5) (13).

   10.38          Change of Control Agreement for Glenn W. Anderson (Exhibit
                  99.7) (13).

   10.39          Replacement Non-Qualified Stock Option Agreement dated July
                  24, 1998 between Glenn W. Anderson and the Registrant
                  (Exhibit 99.6) (14).

   10.40          GAINSCO, INC. 1998 Long Term Incentive Plan (Exhibit 99.8)
                  (14).

   10.41          Stock Purchase Agreement by and among GAINSCO, INC., Carlos
                  De la Torre, Rosa De la Torre, National Specialty Lines,
                  Inc., De La Torre Insurance Adjusters, Inc., and Lalande
                  Financial Group, Inc. dated August 17, 1998 relating to acquisition of Lalande Group (Exhibit 99.6) (15).

   10.42          Stock Purchase Agreement by and among GAINSCO, INC., McRae B.
                  Johnston, National Specialty Lines, Inc., and Lalande
                  Financial Group, Inc. dated August 17, 1998 relating to acquisition of Lalande Group (Exhibit 99.7) (15).

   10.43          Stock Purchase Agreement by and among GAINSCO, INC., Michael
                  Johnston and National Specialty Lines, Inc. dated August 17,
                  1998 relating to acquisition of Lalande Group (Exhibit 99.8)
                  (15).

   10.44          Stock Purchase Agreement by and among GAINSCO, INC., Ralph
                  Mayoral and De La Torre Insurance Adjusters, Inc. dated
                  August 17, 1998 relating to acquisition of Lalande Group
                  (Exhibit 99.9) (15).

   10.45          Employment Agreement by and among De La Torre Insurance
                  Adjusters, Inc., Carlos De la Torre and GAINSCO, INC.
                  (Exhibit 99.10) (15).

                                                                                              Sequentially
Exhibit Number                          Description                                             No. Page
--------------                          -----------                                             --------
   10.46          Employment Agreement by and among National Specialty Lines,
                  Inc., McRae B. Johnston and GAINSCO, INC. dated August 17,
                  1998 (Exhibit 99.11) (15).

   10.47          Employment Agreement by and among National Specialty Lines,
                  Inc., Michael Johnston and GAINSCO, INC. dated August 17,
                  1998 (Exhibit 99.12) (15).

   10.48          Employment Agreement by and among De La Torre Insurance
                  Adjusters, Inc., Ralph Mayoral and GAINSCO, INC. dated August
                  17, 1998 (Exhibit 99.13) (15).

   10.49          Asset Purchase Agreement dated March 9, 1999 between the
                  Registrant, Agents Processing Systems, Inc. and Insurance
                  Business Solutions Incorporated (16).

    11 (Not required to be filed as an Exhibit. See footnote (1)(m) on page 51 of this 10-K Report for information called for by number 11 of the Exhibit Table to Item 601 of SK)

   22.2           Subsidiaries of Registrant (16)

   24.2           Consent of KPMG LLP to incorporation by reference (16)

   25.1           Powers of Attorney (16)

    27            Financial Data Schedule (16)