Form 10-K/A
period 1998-12-31
GAINSCO INC
filed 1999-05-14
CIK 786344

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                      20549

                                   FORM 10-K/A
                               Amendment No. 1 to
                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the fiscal year ended                          Commission file number 1-9828
December 31, 1999



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


ITEM 1. BUSINESS

         The section of this Item 1 headed "Employees" is amended to read as follows:

         EMPLOYEES

                  As of December 31, 1998, the Company employed 267 persons, of which 11 were officers, 247 were staff and administrative personnel, and 10 were part-time employees. Out of the 267 employees, 125 were staff or administration personnel and 3 were part-time employees of the Lalande Group.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following are the names and ages of all directors of the Company, the period during which they have served as such and their business experience during at least the last five years, including all Company positions held. The term of each director expires at the next annual shareholders meeting. Management has not as yet nominated any person for the position of director during the coming year.

                           Mr. Joel C. Puckett, age 55, has served as a director
                  of the Company since 1979 and Chairman of the Board of Directors since April, 1998. Mr. Puckett is a certified public accountant with offices located in Minneapolis, Minnesota. Mr. Puckett has been engaged in the private practice of accounting since 1973.

                           Mr. Glenn Anderson, age 47, has served as President,
                  Chief Executive Officer and Director of the Company since April 1998. Prior to assuming these positions, Mr. Anderson served as Executive Vice President of USF&G Corporation and as President of the Commercial Insurance Group of United States Fidelity & Guaranty Company, positions which he held since 1996. From 1995 to 1996 he served as Executive Vice President, Commercial Lines of that company. Mr. Anderson served from 1993 to 1995 as Senior Vice President, Commercial Lines Middle Market, for USF&G Corporation. Mr. Anderson has been engaged in the property and casualty business since 1975.

                           Mr. Dan Coots, age 47, has served as Vice President,
                  Treasurer and Chief Financial Officer of the Company since 1987. In 1991 Mr. Coots was promoted to Senior Vice President. Mr. Coots has been engaged in the property and casualty insurance business since 1983. He has served as director of the Company since 1997.

                           Mr. John C. Goff, age 43, has served as a director of
                  the Company since 1997. From 1987 to April 1994, Mr. Goff served as a senior investment advisor to and investor with Mr. Richard Rainwater. From inception through late 1996 he served as Chief Executive Officer of Crescent Real Estate Equities, Inc. ("Crescent") and since late 1996 he has served as Vice Chairman of the Board of Crescent, which is a real estate investment company (CEI on the NYSE). Mr. Goff is also Vice Chairman of the Board of Crescent Operating, Inc. an investment company (COPI on the NASDAQ) and sits on the Boards of Texas Capital Bank and The Staubach Company. Mr. Goff currently is managing principal of Goff Moore Strategic Partners, a private investment firm.

                           Mr. Robert J. McGee, Jr., age 44, has served as a
                  director of the Company since 1997. Since 1992, Mr. McGee has served as Chairman and Chief Executive Officer of KBK Capital Corporation, a 36-year old commercial finance company. From 1989 to 1992 Mr. McGee served as Chairman of the Board and Chief Executive Officer of Texas Commerce Bank-Tarrant County and Vice Chairman, Texas Commerce Bank, N.A.

                           Mr. Sam Rosen, age 63, has served as the Secretary
                  and a director of the Company since 1983. Mr. Rosen is a partner with the law firm of Shannon, Gracey, Ratliff & Miller, LLP. He has been a partner in that firm or its predecessor since 1966. Mr. Rosen is a director of Aztec Manufacturing Co.

                           Mr. Harden Wiedemann, age 45, has served as a
                  director of the Company since 1989. Mr. Wiedemann has been Chairman and Chief Executive Officer of Assurance Medical, Incorporated, a company providing independent oversight of drug testing, since 1991.

                           Mr. John H. Williams, age 65, has served as a
                  director of the Company since 1990. Mr. Williams is a Senior Vice President, Investments, with Everen Securities, Inc. and has been a principal of that firm or its predecessors since May 1987. Prior to that time, Mr. Williams was associated with Thomson McKinnon

                  Securities, Inc. and its predecessors from 1967. Mr. Williams is a director of Clear Channel Communications, Inc.

         The information required by this Item 10 with regard to Executive Officers is included in Part 1 of the Form 10-K Report.

EMPLOYMENT CONTRACTS

         By Employment Agreement effective as of April 17, 1998 (the "Agreement"), the Company employed Glenn W. Anderson as President and Chief Executive Officer for a four year period. That term was extended for a one-year period on April 17, 1999 and will be extended for additional one year periods on each anniversary of April 17, 1998, unless either party delivers written notice to the other at least thirty (30) days prior to the applicable anniversary date. Under the Agreement, Mr. Anderson will receive an annual base salary of $340,000 and will be eligible to receive annual management incentive bonuses as may be provided in management bonus plans. He received a bonus of $260,000 at the end of 1998.

         Under the Agreement, Mr. Anderson was granted non-qualified stock options to purchase 579,710 shares of Common Stock at an exercise price of $5.25 per share which was the lowest closing price during the first five trading days after the pubic announcement of the Company's results of operations for the quarter ended June 30, 1998. The options were fully vested and exercisable upon grant and have a term of five years.

         The Agreement provides unaccountable relocation expenses of $50,000 and an allowance not to exceed $110,000 for relocation, home sale, temporary housing and moving expenses actually incurred. The Agreement additionally provides fifteen days of paid vacation annually, a $2,000,000 term life insurance policy, the right to participate in any Company group health and disability program, a monthly automobile allowance of $700, a club membership in accordance with Company policy and reimbursement of all appropriate and reasonable expenses incurred by Mr. Anderson in the performance of his duties. The Agreement permits termination of Mr. Anderson for cause with payment of salary accrued to the date of termination. If Mr. Anderson's employment is terminated without cause, he will be entitled to an amount equal to thirty-six times 150% of his then current monthly rate of base salary. The Company has entered into a Change in Control Agreement with Mr. Anderson in substantially the same form entered into with other executive officers of the Company (see Change in Control Agreements below) and if he is terminated without cause within twenty-four months of a change in control of the Company, he shall be entitled to the greater of (i) the amount he would be entitled to upon such termination in the absence of a change in control or (ii) the amount called for by the Change in Control Agreement.

         Section 162(m) of the Internal Revenue Code of 1986, as amended, imposes a $1,000,000 limit on the amount of compensation that will be deductible by the Company with respect to each of the chief executive officer and the four other most highly compensated executive officers. Performance based compensation that meets certain requirements will not be subject to the deduction limit. Because they were not approved by the shareholders before vesting, the nonqualified stock options granted to Mr. Anderson pursuant to the Agreement are not excluded from the deduction limits of Section 162(m). Therefore, if the exercise of these options by Mr. Anderson results in income to him in excess of $1,000,000 in any one year, that portion over $1,000,000 will not be tax deductible by the Company.

         Under arrangement between the Company and Mr. Joel C. Puckett, he is compensated for his services as non-executive Chairman of the Board based upon the time that he is required to devote to those duties. Mr. Puckett's compensation is determined by applying the portion of his total time which is devoted to the Company's business to an amount equal to the base salary of the Company's chief executive officer. During the period that Mr. Puckett is compensated under this arrangement he will not receive fees paid to other independent directors. Under this arrangement Mr. Puckett received $109,083 for services rendered from April through the end of 1998.

CHANGE IN CONTROL AGREEMENTS

         The Named Executives each have Severance Agreements which are automatically extended for one additional year from each December 31st unless sooner terminated by the Company. The Severance Agreements provide for the payment of benefits if the Named Executive is actually or "constructively" terminated following a change in control of the Company. A "change in control of the Company" is generally deemed to occur if: (A) any person becomes the beneficial owner of 25% or more of the Company's voting securities; (B) during a two-year period the majority of the Board of Directors of the Company changes without approval by two-thirds of the directors who either were directors at the beginning of the period, or whose election was previously approved; (C) the shareholders of the Company approve a merger or consolidation with another company in which the Company's voting securities do not continue to represent at least 75% of the surviving entity; or (D) the shareholders approve a liquidation, sale or disposition of all or substantially all of the Company's assets.

         No benefits are payable if a Named Executive quits or is terminated for cause and no benefits beyond those otherwise provided by the Company are provided if a Named Executive is terminated by reason of death, disability or retirement.

         If, within two years following a change in control, a Named Executive is terminated by the Company for reasons other than cause, or if the Named Executive terminates employment for "good reason," the Named Executive will be paid a lump sum cash payment in an amount equal to two times the Named Executive's base salary; provided, however, such payment shall not be less than
1.25 times the amount reported on the Named Executive's Form W-2 issued by the Company with respect to the year preceding the date of actual or constructive termination. In the event such payment would not be deductible, in whole or in part, by the Company as a result of Section 280G of the Internal Revenue Code, such payment shall be reduced to the extent necessary to make the entire payment deductible.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The members of the Company's Compensation Committee until February of 1998 were Messrs. Joel C. Puckett, John C. Goff, and Joseph D. Macchia. Members of that committee since February, 1998 have been Messrs. John H. Williams, Chairman, Robert J. McGee, Jr., Harden Wiedemann and John C. Goff. Mr. Puckett continued to serve on the committee until July 1998.

         No executive officer of the Company served as a member of the compensation committee of or as a director of another entity, one of whose executive officers served on the Compensation Committee or the Board of Directors of the Company.

SECTION 16(a)  BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Mr. Glenn W. Anderson failed to file a Form 3 on a timely basis when he became an executive officer of the company but such filing has since been made. Mr. Harden H. Wiedemann, a director of the Company failed to file a Form 4 on a timely basis in connection with sales made by him during the months of September, October, and December, 1998. This information was, however, corrected by the timely filing of a Form 5.


ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The individuals named below (the "Named Executives") include the Company's chief executive officer and the other four most highly compensated executive officers of the Company for the fiscal year ending December 31, 1998. Information is provided for the fiscal years ending on December 31 of the three years shown in the table below.

                                                       SUMMARY COMPENSATION TABLE
                                                                                     LONG TERM COMPENSATION
                                                                              -----------------------------------
                                          ANNUAL COMPENSATION                      AWARDS             PAYOUTS
                              ----------------------------------------------- -----------------------------------
                                                                    Other     Restricted
                                                                   Annual        Stock                    LTIP       All Other
        Name and                          Salary       Bonus     Compensation   Award(s)    Options/     Payouts    Compensation
   Principal Position         Year          ($)         ($)          ($)          ($)       SARs (#)       ($)          ($)(2)
   ------------------         ----        -------     -------    ------------ ----------    --------     --------   ------------
    GLENN W. ANDERSON         1998        238,436     310,000    105,397(1)                 579,710         -            -
   President and Chief        1997              -        -            -                        -            -            -
    Executive Officer         1996              -        -            -                        -            -            -

    RICHARD M. BUXTON         1998        156,000      54,700         -            -         34,164         -            -
     Vice President           1997        149,519      47,366         -            -         54,521         -            -
                              1996              -        -            -            -           -            -            -

     DANIEL J. COOTS          1998        140,173      36,500         -            -         35,135         -            -
 Senior Vice President,       1997        122,400      25,551         -            -           -            -          13,893
   Treasurer and Chief        1996        110,475     152,696         -            -           -            -          20,668
    Financial Officer

     CAROLYN E. RAY           1998        123,361      31,900         -            -         34,192         -            -
  Senior Vice President       1997         98,699      19,848         -            -           -            -          13,843
                              1996         87,975      77,328         -            -           -            -          20,668

    J. LANDIS GRAHAM          1998        121,594      31,900         -            -         19,567         -            -
  Senior Vice President       1997         97,910      14,064         -            -           -            -          11,975
                              1996         94,599      63,650         -            -           -            -          20,668

  JOSEPH D. MACCHIA(3)        1998         95,109       -0-           -            -           -            -            -
                              1997        220,550     131,514         -            -           -            -          13,893
                              1996        210,000     756,891         -            -           -            -          20,668


(1) Amounts reimbursed for relocation and car allowance.

(2) Amounts contributed to or accrued for the Named Executive under the Profit Sharing Plan of the Company.

(3) Mr. Macchia retired as Chairman of the Board, President and Chief Executive Officer of the Company on April 18, 1998.

STOCK OPTION GRANTS IN LAST FISCAL YEAR

         The following table shows information on stock options awarded to Named Executives during the fiscal year ended December 31, 1998.


                                                  OPTION GRANTS IN LAST FISCAL YEAR

                                                       Individual Grants (1)
                           ------------------------------------------------------------------------------------------
                               Number of
                              Securities         % of Total
                              Underlying       Options Granted                                        Grant Date
                            Options Granted    to Employees in   Exercise or Base                   Present Value (2)
Name                              (#)            Fiscal Year       Price ($/Sh)    Expiration Date      ($/Sh)
-----------------           ----------------   ---------------   ----------------  ---------------  -----------------
Glenn W. Anderson               579,710               71.6               5.75          04/25/03           3.50
Richard M. Buxton                34,164                4.2            6.03125          05/10/06           4.38
Daniel J. Coots                  35,135                4.3            6.03125          05/10/06           4.38
Carolyn E. Ray                   34,192                4.2            6.03125          05/10/06           4.38
J. Landis Graham                 19,567                2.4            6.03125          05/10/06           4.38


(1) Stock options are awarded at the fair market value of shares of Common Stock at the date of grant.

(2) Options are valued using a Black-Scholes pricing model. The model assumes historic one-year stock price volatility and dividend yield, a risk-free 5.53% interest rate and a ten year option term. No adjustments are made for risk of forfeiture or nontransferability. These values have been calculated in a manner permitted by Securities and Exchange Commission regulations but the Company disavows the ability of this or any other valuation model to predict or estimate the Company's future stock price or to place a reasonably accurate present value on the options because all models depend on assumptions about the future, which is simply unknown.

(3) Joseph D. Macchia was not granted stock options during 1998 and held no stock options at the end of that year.


AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

         The following table summarizes for each of the Named Executives the number of stock options, if any, exercised during the fiscal year ended December 31, 1998, the aggregate dollar value, if any, realized upon exercise, if any, the total number of unexercised stock options held at December 31, 1998 and the aggregate dollar value of the unexercised options held at December 31, 1998. Value realized upon exercise is the difference between the fair market value of the underlying stock on the exercise date and the exercise price of the option. Value of unexercised options at fiscal year-end is the difference between the exercise price of the stock options and the fair market value of the underlying stock at December 31, 1998, the latter of which was $6.125 per share. These values, unlike the amounts, if any, set forth in the column headed "Value Realized," have not been, and may never be, realized. The options have not been, and may not be, exercised. Actual gains, if any, on exercise will depend on the value of the Company's stock on the date of exercise. There can be no assurance that the values shown will be realized.

                    AGGREGATED OPTION EXERCISES IN THE LAST
                      FISCAL YEAR AND FY-END OPTION VALUES

                              SHARES                                                             VALUE OF UNEXERCISED
                           ACQUIRED ON       VALUE           NUMBER OF UNEXERCISED                   IN-THE-MONEY
          NAME             EXERCISE (#)   REALIZED ($)         OPTIONS AT FY-END                OPTIONS AT FY-END ($)
          ----             ------------   ------------         -----------------                ---------------------
                                                            Exercisable     Unexercisable     Exercisable     Unexercisable
                                                            -----------     -------------     -----------     -------------
GLENN W. ANDERSON               -              -               579,710                 -       $  217,391             -
President and Chief
Executive Officer

RICHARD M. BUXTON               -              -                20,499            13,665       $    1,922        $1,281
Vice President

DANIEL J. COOTS                 -              -                62,216(1)         14,054       $  157,169        $1,318
Senior Vice President,
Treasurer and Chief
Financial Officer

CAROLYN E. RAY                  -              -                59,574(2)         13,676       $  157,436        $1,282
Senior Vice President

J. LANDIS GRAHAM                -              -                11,741             7,826       $    1,101        $  734
Senior Vice President


(1) Options to purchase 37,398 shares are exercisable at approximately $2.14 per share, options to purchase 3,737 shares are exercisable at approximately $4.44 per share and options to purchase 21,081 shares are exercisable at approximately $6.03 per share.

(2) Options to purchase 39,058 shares are exercisable at approximately $2.14 per share and options to purchase 20,516 are exercisable at approximately $6.03 per share.

(3) Joseph D. Macchia exercised no stock options during 1998 and held no stock options at the end of 1998.


COMPENSATION OF DIRECTORS

         Beginning with the meeting of the Board of Directors following the 1998 annual shareholders meeting each independent director receives a retainer of $2,000 per quarter and a fee of $2,000 for each in person meeting of the Board. No additional fee is paid for participation in committee meetings. In his capacity as non-executive Chairman, Mr. Puckett received for the months of April, May, June and July of 1998, 50%, 75%, 60% and 50% respectively of base compensation rate of the Company's President and CEO and after August, 1998 has received 25% of such compensation rate.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of February 28, 1999, the number of shares of Common Stock beneficially owned (as defined by the Securities and Exchange Commission) by (i) each director, (ii) each executive officer named in the Summary Compensation Table and (iii) all of the executive officers of the Company as a group. Except as otherwise indicated, each of the persons named below has sole voting and investment power with respect to the shares of Common Stock beneficially owned by that person.

                                                   AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP(13)
                                                   -----------------------------------------
NAME OF BENEFICIAL OWNER                                   NUMBER OF SHARES             PERCENT
------------------------                                   ----------------             -------
Glenn W. Anderson                                               599,925(1)               2.7%
Joel C. Puckett                                                 463,221(2)               2.1%
Sam Rosen                                                       209,572(3)                *
Carolyn E. Ray                                                  121,925(4)                *
Daniel J. Coots                                                 110,871(5)                *
John H. Williams                                                 45,762(6)                *
Richard M. Buxton                                                36,479(7)                *
Harden H. Wiedemann                                              34,105(8)                *
J. Landis Graham                                                 27,719(9)                *
John C. Goff                                                     16,800(10)               *
Robert J. McGee, Jr.                                             16,800(11)               *
Directors and Executive officers as a group (13 persons)      1,704,866(12)              7.7%


----------------------

*        Less than 1%

(1) Includes 579,710 shares of Common Stock that Mr. Anderson has the right to acquire within 60 days through the exercise of options granted pursuant to his Employment Agreement with the Company.

(2) Includes 51,927 shares of Common Stock held by the Joel Puckett Self-Employed Retirement Trust and 160,101 shares of Common Stock that Mr. Puckett has the right to acquire within 60 days through the exercise of options granted under the 1990 and 1995 Stock Option Plan.

(3) Includes 3,163 shares held by an IRA of Mr. Rosen's wife. Mr. Rosen disclaims beneficial ownership of those shares. Also includes 35,065 shares held for the benefit of Mr. Rosen by the Shannon, Gracey, Ratliff & Miller, L.L.P. Profit Sharing Plan, 3,163 shares of Common Stock held by Mr. Rosen's IRA and 90,464 shares of Common Stock that Mr. Rosen has the right to acquire within 60 days through the exercise of options granted under the 1990 and 1995 Stock Option Plans. Mr. Rosen is a partner in the law firm of Shannon, Gracey, Ratliff & Miller, L.L.P. That firm, or its predecessors, has been general counsel to the Company since 1979. The Company intends to retain that firm as its general counsel during the current fiscal year.

(4) Includes 11,611 shares of Common Stock held by the Profit Sharing Plan of the Company for the account of Ms. Ray as beneficiary and 59,574 shares of Common Stock that Ms. Ray has the right to acquire within 60 days through the exercise of options granted under the 1990 and 1995 Stock Option plans.

(5) Includes 40,134 shares of Common Stock held by the Profit Sharing Plan of the Company for the account of Mr. Coots as beneficiary and 62,216 shares of Common Stock that Mr. Coots has the right to acquire within 60 days through the exercise of options granted under the 1990 and 1995 Stock Option Plans.

(6) Includes 45,145 shares of Common Stock that Mr. Williams has the right to acquire within 60 days through the exercise of options granted under the 1990 and 1995 Stock Option Plans.

(7) Includes 980 shares of Common Stock held by the Profit Sharing Plan of the Company for the account of Mr. Buxton as beneficiary and 20,499 shares of Common Stock that Mr. Buxton has the right to require within 60 days through the exercise of options granted under the 1995 Stock Option Plan.

(8) Includes 30,240 shares of Common Stock that Mr. Wiedemann has the right to acquire within 60 days through the exercise of options granted under the 1990 and 1995 Stock Option Plans.

(9) Includes 7,367 shares of Common Stock held by the Profit Sharing Plan of the Company for the account of Mr. Graham as beneficiary and 20,050 shares of Common Stock that Mr. Graham has the right to acquire within 60 days through the exercise of options granted under the 1990 and 1995 Stock Option Plans.

(10) Includes 16,800 shares of Common Stock that Mr. Goff has the right to acquire within 60 days through the exercise of options granted under the 1995 Stock Option Plan.

(11) Includes 16,800 shares of Common Stock that Mr. McGee has the right to acquire within 60 days through the exercise of options granted under the 1995 Stock Option Plan.

(12) Includes 60,917 shares of Common Stock held by the Profit Sharing Plan of the Company for the account of executive officers and 853,234 shares of Common Stock that executive officers of the Company have the right to acquire within 60 days through the exercise of options granted under the 1990 and 1995 Stock Option Plans.

(13) Participants in the Profit Sharing Plan of the Company have no voting power with regard to shares held for their benefit but have sole disposition power.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(3) The following additional exhibits, which are filed herewith, are added to those previously filed with the Registrant's Form 10-K for 1998:

 EXHIBIT NO.   DOCUMENT
 -----------   --------
    10.50      Revolving Credit Agreement among GAINSCO, INC., GAINSCO
               Service Corp. and Bank One, Texas, N.A. (Schedules omitted)

    10.51      Promissory Note to Bank One, Texas, N.A.

    10.52      Security Agreement by GAINSCO, INC.

    10.53      Pledge Agreement by GAINSCO, INC.

    10.54 Schedule A to Pledge Agreement by GAINSCO Service Corp. (The provisions of this Pledge Agreement are the same as those of
               Exhibit 10.53).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAINSCO, INC.
(Registrant)


/s/ Glenn W. Anderson
----------------------------------
By: Glenn W. Anderson, President

Date:     05/14/99
     -----------------------------

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

         Name                               Title                                       Date
         ----                               -----                                       ----
Joel C. Puckett *                   Chairman of the Board                              05/14/99
-----------------------------
Joel C. Puckett

/s/ Glenn W. Anderson               President and Chief                                05/14/99
-----------------------------       Executive Officer
Glenn W. Anderson

/s/ Daniel J. Coots                 Senior Vice President and                          05/14/99
-----------------------------       Chief Financial Officer
Daniel J. Coots

/s/ Sam Rosen                       Secretary and Director                             05/14/99
-----------------------------
Sam Rosen

John C. Goff*                       Director                                           05/14/99
-----------------------------
John C. Goff

Robert J. McGee, Jr.*               Director                                           05/14/99
-----------------------------
Robert J. McGee

Harden W. Weidemann*                Director                                           05/14/99
-----------------------------
Harden H. Weidemann

John H. Williams*                   Director                                           05/14/99
-----------------------------
John H. Williams


*By:  /s/ Glenn W. Anderson
      -----------------------------
      Glenn W. Anderson,
      Attorney-in-fact
      Under Power of Attorney

                                 EXHIBIT INDEX



          EXHIBIT NO.         DOCUMENT
          -----------         --------
          10.50               Revolving Credit Agreement among GAINSCO, INC., GAINSCO
                              Service Corp. and Bank One, Texas, N.A. (Schedules omitted)
          10.51               Promissory Note to Bank One, Texas, N.A.
          10.52               Security Agreement by GAINSCO, INC.
          10.53               Pledge Agreement by GAINSCO, INC.
          10.54               Schedule A to Pledge Agreement by GAINSCO Service Corp.
                              (The provisions of this Pledge Agreement are the same as
                              those of Exhibit 10.53).
