Form 10-Q
period 1999-03-31
GAINSCO INC
filed 1999-05-14
CIK 786344

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


                Quarterly Report under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


For Quarter Ended March 31, 1999                  Commission File Number 1-9828



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

As of March 31, 1999, there were 20,896,563 shares outstanding of the registrant's Common Stock, $.10 par value.

                         GAINSCO, INC. AND SUBSIDIARIES

                                      INDEX


                                                                                                                  Page
                                                                                                                  ----

PART I.  FINANCIAL INFORMATION

     ITEM 1.      CONSOLIDATED FINANCIAL STATEMENTS:

                  Consolidated Balance Sheets as of March 31, 1999
                  (unaudited) and December 31, 1998                                                                 3

                  Consolidated Statements of Operations for the Three Months
                  Ended March 31, 1999 and 1998 (unaudited)                                                         5

                  Consolidated Statements of Cash Flows for the Three Months
                  Ended March 31, 1999 and 1998 (unaudited)                                                         6

                  Notes to Consolidated Financial Statements
                  March 31, 1999 and 1998 (unaudited)                                                               8

     ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                                                              14


PART II.  OTHER INFORMATION

     ITEM 1.      LEGAL PROCEEDINGS                                                                               18

     ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                             18

     ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.                                                               18

SIGNATURE                                                                                                         19

                          PART I. FINANCIAL INFORMATION

                         GAINSCO, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                      March 31
                                                                        1999       December 31
                              Assets                                 (unaudited)       1998
                                                                    ------------   ------------
Investments
  Fixed maturities:
    Bonds held to maturity, at amortized cost (fair
       value: $49,560,910 - 1999, $60,978,145 - 1998)               $ 48,661,244     59,788,233
    Bonds available for sale, at fair value (Amortized cost:
       $146,069,212 - 1999, $143,806,030 - 1998)                     146,831,657    145,588,002

    Certificates of deposit, at cost (which approximates
       fair value)                                                       595,000        595,000

    Marketable securities, at fair value
        (cost: $317,901 - 1999, $316,117 - 1998)                         244,490        268,585
  Short-term investments, at cost (which approximates
     fair value)                                                      13,762,786      4,749,139
                                                                    ------------   ------------
                  Total investments                                  210,095,177    210,988,959
Cash                                                                   5,245,411      3,982,059
Accrued investment income                                              3,431,922      4,224,230
Premiums receivable (net of allowance for doubtful
  accounts: $81,000 - 1999 and 1998)                                  19,197,172     14,885,063
Reinsurance balances receivable                                        3,500,814      2,392,576
Ceded unpaid claims and claim adjustment expenses                     34,595,137     35,030,001
Ceded unearned premiums                                               26,731,906     22,387,599
Deferred policy acquisition costs                                     12,147,105     11,320,142
Property and equipment (net of accumulated depreciation
  and amortization: $8,260,820 - 1999, $8,175,798 - 1998)              6,738,423      6,716,636
Current Federal income taxes (note 1)                                  4,703,901      5,031,950
Deferred Federal income taxes (note 1)                                 7,074,602      6,669,093
Management contract                                                    1,675,071      1,687,571
Other assets                                                           3,032,195      3,216,611
Goodwill                                                              16,885,471     17,057,772
                                                                    ------------   ------------
            Total assets                                            $355,054,307    345,590,262
                                                                    ============   ============

See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                      March 31
                                                                        1999          December 31
Liabilities and Shareholders' Equity                                 (unaudited)          1998
                                                                    -------------    -------------

Liabilities:

  Unpaid claims and claim adjustment expenses                       $ 133,205,607      136,798,149
  Unearned premiums                                                    71,851,171       63,601,677
  Commissions payable                                                   3,927,034        4,279,431
  Accounts payable                                                      4,653,356        7,311,920
  Reinsurance balances payable                                          6,361,076        1,327,997
  Deferred revenue                                                      1,942,935        1,935,290
  Drafts payable                                                        7,727,870        5,834,846
  Note payable (note 3)                                                18,000,000       18,000,000
  Dividends payable (note 4)                                              365,690          365,690
  Other liabilities                                                       437,118          651,364
                                                                    -------------    -------------
         Total liabilities                                            248,471,857      240,106,364
                                                                    -------------    -------------

Shareholders' Equity (note 4):

  Preferred stock ($100 par value, 10,000,000 shares
    authorized, none issued)                                                   --               --
  Common stock ($.10 par value, 250,000,000 shares
      authorized, 21,740,657 issued at March 31, 1999
      and December 31, 1998)                                            2,174,066        2,174,066
  Additional paid-in capital                                           87,778,548       87,778,548
  Accumulated other comprehensive income (note 1)                         466,196        1,138,941
  Retained earnings                                                    23,858,165       22,086,868
  Treasury stock (844,094 shares at March 31, 1999 and
      December 31, 1998)                                               (7,694,525)      (7,694,525)
                                                                    -------------    -------------

         Total shareholders' equity                                   106,582,450      105,483,898
                                                                    -------------    -------------

         Total liabilities and shareholders' equity                 $ 355,054,307      345,590,262
                                                                    =============    =============


See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                    Quarter ended March 31
                                                               ------------------------------
                                                                    1999            1998
                                                               -------------    -------------
Revenues:
  Premiums earned (note 2)                                     $  22,769,576       23,628,540
  Net investment income                                            2,193,450        2,407,622
  Net realized gains (note 1)                                        617,547          140,710
  Insurance services                                                 746,207          565,566
                                                               -------------    -------------
    Total revenues                                                26,326,780       26,742,438
                                                               -------------    -------------

Expenses:
  Claims and claim adjustment expenses
    (note 2)                                                      14,699,937       31,560,149
  Commissions                                                      5,602,478        5,905,330
  Change in deferred policy acquisition costs                       (826,963)       1,029,839
  Interest expense (note 3)                                          320,911               --
  Amortization expense                                               172,301               --
  Underwriting and operating expenses                              3,925,763        3,934,616
                                                               -------------    -------------
    Total expenses                                                23,894,427       42,429,934
                                                               -------------    -------------

      Income (loss) before Federal income taxes                    2,432,353      (15,687,496)

Federal income taxes:
  Current expense (benefit)                                          328,210       (2,801,959)
  Deferred benefit                                                   (32,847)      (3,526,212)
                                                               -------------    -------------

    Total taxes                                                      295,363       (6,328,171)
                                                               -------------    -------------

      Net income (loss)                                        $   2,136,990       (9,359,325)
                                                               =============    =============
      Earnings (loss) per share:
         Basic                                                           .10             (.45)
                                                               =============    =============
         Diluted                                                         .10             (.45)
                                                               =============    =============


See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                       Quarter ended March 31
                                                                    ----------------------------
                                                                        1999            1998
                                                                    ------------    ------------
Cash flows from operating activities:
  Net income (loss)                                                 $  2,136,990      (9,359,325)
  Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
    Depreciation and amortization                                      1,115,402       1,265,590
    Change in deferred Federal income taxes recoverable                  (32,847)     (3,526,212)
    Change in accrued investment income                                  792,308         733,703
    Change in premiums receivable                                     (4,312,109)      1,505,964
    Change in reinsurance balances receivable                         (1,108,238)         11,546
    Change in ceded unpaid claims and claim adjustment
        expenses                                                         434,864      (2,526,732)
    Change in ceded unearned premiums                                 (4,344,307)       (529,135)
    Change in deferred policy acquisition costs                         (826,963)      1,029,839
    Change in other assets                                               184,416        (657,962)
    Change in unpaid claims and claim adjustment
        expenses                                                      (3,592,542)     22,966,395
    Change in unearned premiums                                        8,249,494      (3,517,683)
    Change in commissions payable                                       (352,397)         (6,184)
    Change in accounts payable                                        (2,658,564)       (737,734)
    Change in reinsurance balances payable                             5,033,079         261,324
    Change in deferred revenue                                             7,645         369,071
    Change in drafts payable                                           1,893,024      (5,582,845)
    Change in other liabilities                                         (214,246)       (402,581)
    Change in current Federal income taxes                               328,049      (2,801,959)
                                                                    ------------    ------------
      Net cash provided by (used for) operating activities          $  2,733,058      (1,504,920)
                                                                    ------------    ------------



See accompanying notes to consolidated financial statements.

                                                                     (continued)

                         GAINSCO, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                       Quarter ended March 31
                                                                    ----------------------------
                                                                        1999            1998
                                                                    ------------    ------------
Cash flows from investing activities: Bonds held to maturity:
       Matured                                                      $ 10,870,000       7,830,046
     Bonds available for sale:
       Sold                                                           11,064,735       7,004,524
       Matured                                                         1,711,042       1,020,000
       Purchased                                                     (15,627,553)     (8,254,441)
     Property and equipment purchased                                   (106,809)        (94,083)
     Marketable securities:
        Purchased                                                         (1,784)             --

     Net change in short-term investments                             (9,013,647)     (5,543,693)
                                                                    ------------    ------------
          Net cash provided by (used for)
          investing activities                                        (1,104,016)      1,962,353
                                                                    ------------    ------------

Cash flows from financing activities:
     Cash dividends paid                                                (365,690)       (365,300)
     Treasury stock acquired                                                  --        (142,191)
                                                                    ------------    ------------
          Net cash used for financing activities                        (365,690)       (507,491)
                                                                    ------------    ------------

Net increase (decrease) in cash                                        1,263,352         (50,058)

Cash at beginning of period                                            3,982,059         696,513
                                                                    ------------    ------------

Cash at end of period                                               $  5,245,411         646,455
                                                                    ============    ============




See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

(1)      Summary of Accounting Policies

         (a)      Basis of Consolidation

                  In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of GAINSCO, INC. and subsidiaries (the "Company") as of March 31, 1999, the results of operations and the statements of cash flows for the three months ended March 31, 1999 and 1998, on the basis of generally accepted accounting principles. The December 31, 1998 balance sheet included herein is derived from the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

                  Reference is made to the Company's annual consolidated financial statements for the year ended December 31, 1998 for a description of all other accounting policies. Certain reclassifications have been made to the 1998 amounts to conform to the 1999 presentation.

         (b)      Investments

                  Bonds held to maturity are stated at amortized cost, bonds available for sale and marketable securities are stated at fair value with changes in fair value recorded as a component of accumulated other comprehensive income. Short-term investments are stated at cost. The "specific identification" method is used to determine costs of investments sold. Since investments not available for sale are held until maturity, provisions for possible losses are recorded only when the values have experienced impairment considered "other than temporary". The bonds available for sale had an unrealized gain of $495,589 at March 31, 1999, net of the deferred tax expense of $266,855, and an unrealized gain at December 31, 1998 of $1,158,282 net of the deferred tax expense of $623,690. The marketable securities had an unrealized loss of $57,584 at March 31, 1999, net of the deferred tax benefit of $15,827, and an unrealized loss at December 31, 1998 of $47,532.

                  Proceeds from the sale of bond securities totaled $11,064,735 and $7,004,524 for the three months ended March 31, 1999 and 1998, respectively. Realized gains were $617,547 and $149,189 for the three months ended March 31, 1999 and 1998, respectively. Realized losses were $0 and $8,479 for the three months ended March 31, 1999 and 1998, respectively.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

         (c)      Federal Income Taxes

                  The Company and its subsidiaries file a consolidated Federal income tax return. Deferred income tax items are accounted for under the liability method which provides for temporary differences between the reporting of earnings for financial statement purposes and for tax purposes, primarily deferred policy acquisition costs, the discount on unpaid claims and claim adjustment expenses and the nondeductible portion of the change in unearned premiums. The Company paid no income taxes during the three months ended March 31, 1999 and March 31, 1998.

         (d)      Earnings Per Share

                  The following table sets forth the computation of basic and diluted earnings per share:


                                                    1999            1998
                                                ------------   ------------
Numerator:
  Net income (loss)                             $  2,136,990     (9,359,325)
                                                ------------   ------------
Denominator:
  Denominator for basic
     earnings per share-
     weighted average shares                      20,896,563     20,864,374
Effect of dilutive securities:
   Employee stock options                            165,153        234,106
                                                ------------   ------------
Denominator for diluted
   earnings per share-
   weighted average shares
   and assumed conversions                        21,061,716     21,098,480
                                                ============   ============
Basic earnings (loss) per share                 $        .10   $       (.45)
                                                ============   ============
Diluted earnings (loss) per share               $        .10   $       (.45)
                                                ============   ============


         (e)      Accumulated Other Comprehensive Income

                  In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement 130). Statement 130 requires that a company

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

                  include in accumulated comprehensive income certain amounts which were previously recorded directly to shareholders' equity. The other comprehensive income amounts included in accumulated comprehensive income consisted of net unrealized gains on fixed maturities and marketable securities of $466,196 and $1,138,941 at March 31, 1999 and December 31,
                  1998, respectively. Total comprehensive income (loss) consisting of net income (loss) and the changes in unrealized gains on fixed maturities and marketable securities was $1,464,245 and $(9,616,402) for the three months ended March 31, 1999 and March 31, 1998, respectively.

(2)      Reinsurance

         The amounts deducted in the Consolidated Statements of Operations for reinsurance ceded for the three months ended March 31, 1999 and 1998, respectively, are set forth in the following table.

         Premiums and claims ceded to the commercial automobile plans of Arkansas, California, Louisiana, Mississippi and Pennsylvania are designated as "plan servicing".

                                                   Three months
                                                  ended March 31
                                           ---------------------------
                                                1999           1998
                                           ------------   ------------
        Premiums earned                         554,392        400,980
        Premiums earned - plan
           servicing                            580,490        870,724
        Premiums earned -
         fronting arrangements               10,971,070      9,112,570
        Claims and claim
          adjustment expenses                 1,864,764      1,575,663
        Claims and claim
          adjustment expenses -
          plan servicing                      1,985,041      1,509,638
        Claims and claim
          adjustment expenses -
          fronting arrangements               8,157,317      9,300,032


         The amounts included in the Consolidated Balance Sheets for reinsurance ceded to the commercial automobile plans of Arkansas, California, Louisiana, Mississippi and Pennsylvania and the fronting

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                   (Unaudited)


         arrangements as of March 31, 1999 and December 31, 1998 were as follows:


                                                    1999           1998
                                                ------------   ------------

          Unearned premiums                     $    459,189      1,139,560
          Unearned premiums -
              fronting arrangements             $ 21,852,126     20,194,814
          Unpaid claims and claim
              adjustment expenses               $ 10,089,111      9,380,484
          Unpaid claims and claim
              adjustment expenses -
              fronting arrangements             $ 13,231,331     13,927,694

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

(3)      Note Payable

         In December of 1998, the Company made a note payable for $18,000,000 with a commercial bank. Interest is due monthly at an interest rate that approximates the 90-day London Interbank Offered Rate (LIBOR) plus 175 basis points (6.6872% and 6.7842% at March 31, 1999 and December 31, 1998, respectively). Principal payments of $500,000 are to be paid each quarter beginning January 1, 2000 with the balance of $10,500,000 due at maturity of the note on October 1, 2003. The Company recorded interest expense of $320,911 for the three months ended March 31, 1999. The Company paid interest of $418,142 for the three months ended March 31, 1999.

(4)      Shareholders' Equity

         As of March 31, 1999 there were 294,777 options outstanding to purchase common stock (options), at an average exercise price of $2.47 per share, that had been granted to officers and directors of the Company under the 1990 Stock Option Plan, 681,153 options at an average exercise price of $8.67 per share, that had been granted to officers and directors of the Company under the 1995 Stock Option Plan and 579,710 options at an average exercise price of $5.75 per share that had been granted to Glenn W. Anderson under an employment agreement.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                   (Unaudited)


         As of December 31, 1998, the Company had purchased 844,094 shares of its common stock at a cost of $7,694,525. The Company has no plans to purchase additional shares.

         The Company's policy is to pay a quarterly cash dividend of $.0175 per share every quarter until further action is taken by the Board of Directors. A cash dividend of $365,690 was paid on April 15, 1999.

(5)      Segment Reporting

         The Company makes operating decisions and assesses performance for the commercial lines segment and the personal lines segment. The commercial lines segment writes primarily commercial auto, auto garage and general liability. The personal lines segment writes private passenger auto only.

         The Company considers many factors including the nature of the insurance product and distribution strategies in determining how to aggregate operating segments.

         The Company does not allocate assets to the commercial lines or personal lines segments for management reporting purposes.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                  (Unaudited)



The following tables present a summary of segment profit (loss) for the quarters ending March 31, 1999 and 1998:

                                                  Quarter ending March 31, 1999
                                                  -----------------------------
                                      Commercial      Personal
                                         Lines          Lines         Other          Total
                                      ----------     ----------     ----------     ----------
                                                       (Amounts in thousands)

Earned premiums                       $   21,456          1,314             --         22,770
Net investment income                         --             --          2,193          2,193
Net realized gains                            --             --            618            618
Insurance services                            --             --            746            746
Expenses                                 (20,969)        (1,445)          (988)       (23,402)
                                      ----------     ----------

   Underwriting profit (loss)                487           (131)
Interest expense                              --           (321)            --           (321)
Amortization expense                          --           (172)            --           (172)
                                      ----------     ----------     ----------     ----------
   Profit (loss)                      $      487           (624)         2,569          2,432
                                      ==========     ==========     ==========     ==========
   Combined ratio                          100.4%         107.7%                         97.6%
                                      ==========     ==========                    ==========



                                                  Quarter ending March 31, 1999
                                                  -----------------------------
                                      Commercial      Personal
                                         Lines          Lines         Other          Total
                                      ----------     ----------     ----------     ----------
                                                       (Amounts in thousands)

Earned premiums                       $   23,629             --           --         23,629
Net investment income                         --             --        2,408          2,408
Net realized gains                            --             --          141            141
Insurance services                            --             --          566            566
Expenses                                 (41,536)            --         (895)       (42,431)
                                                                  ----------     ----------

   Underwriting profit (loss)            (17,907)                                        --
Interest expense                              --             --           --             --
Amortization expense                          --             --           --             --
                                      ----------     ----------   ----------     ----------
   Profit (loss)                      $  (17,907)            --        2,220        (15,687)
                                      ==========     ==========   ==========     ==========
   Combined ratio                          182.3%            --                       182.3%
                                      ==========     ==========                  ==========

(6) Subsequent Event

    On April 1, 1999, the Company completed the sale of the assets of Agents Processing Systems, Inc. A write-off of approximately two cents per share associated with this transaction was accrued in the first quarter of 1999.

                         GAINSCO, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Results of Operations

Gross premiums written for the first quarter of 1999 were $27,118,929 versus $20,072,134 for the comparable period of 1998 representing an increase of 35% that was attributable to personal auto writings. The following table presents, for each major product line, gross premiums written for the periods indicated.

                                                    Three months
                                                   ended March 31
                                 --------------------------------------------------
                                          1999                       1998
                                 -----------------------    -----------------------
                                                (Amounts in thousands)
Commercial auto                  $   11,089           41%   $   11,685           58%
Auto garage                           3,612           13%        4,436           22%
General liability                     3,642           14%        3,663           18%
Personal auto                         7,086           26%           --
Other lines                           1,690            6%          288            2%
                                 ----------   ----------    ----------   ----------
     Total                       $   27,119          100%   $   20,072          100%
                                 ==========   ==========    ==========   ==========

COMMERCIAL AUTO is down 5% for the first quarter of 1999 largely due to the Company's exiting of certain unprofitable classes. AUTO GARAGE is down 19% in the first quarter of 1999 because of continued intense competition most notably in Florida. GENERAL LIABILITY is down 1% for the first quarter of 1999. PERSONAL AUTO is largely Florida personal auto which comes from the fourth quarter 1998 acquisition of the Lalande Group. For the first quarter of 1999, gross premium written percentages by state/product line are as follows: Florida personal auto (26%), Texas commercial auto (20%) and Texas general liability (6%), with no other state/product line comprising 5% or more. Premiums earned decreased 4% as a result of the decrease in premiums written for the major product lines of the core business.

Net investment income decreased 9% in the first quarter of 1999 as a result of a decrease in the portfolio from March 31, 1998 and because the reinvestment of maturities has been at lower yields. At March 31, 1999, 84% of the Company's investments were in investment grade tax-exempt bonds with an average maturity of approximately 3.6 years. Since the majority of the Company's investments are tax-exempt, the yields appear lower than those of the industry. On a taxable equivalent basis the return on average investments is 5.8% for 1999 and 6.1% for 1998. The Company has the ability to hold its bond securities until their maturity date. At March 31, 1999, 8% of the Company's investments were in U.S. Treasury securities and 6% were in short-term money market funds.

The Company recorded net realized capital gains of $617,547 during the first quarter of 1999 versus $140,710 for the comparable 1998 period. These gains were generated from the bonds available for sale category of the fixed maturity portfolio.

Insurance service revenues in the first quarter of 1999 were $180,641 above the first quarter of 1998 largely due to claim adjusting fees earned from outside parties through the Lalande Group.

Claims and claim adjustment expenses (C & CAE) decreased 53% to $14,699,937 in the first quarter of 1999 from the first quarter of 1998. The C & CAE ratio was 64.6% for the first quarter of 1999 versus 133.6% for the first quarter of 1998. The first quarter of 1998 included approximately $16,700,000 in unfavorable development from prior accident years, whereas the first quarter of 1999 had favorable development from prior accident years of approximately $356,000.

The ratio of commissions to gross premiums written is 20.7% and 29.4% for the first quarter of 1999 and 1998, respectively. Commissions in the 1998 period were higher due to a decrease in commission income of approximately $1,644,000 as a result of reducing previously accrued reinsurance commission income due to adverse development in C & CAE incurred.

The change in deferred policy acquisition costs (DAC) resulted in a net increase to income of $826,963 for the first quarter of 1999 versus a net decrease of $1,029,839 for the first quarter of 1998. The change in the amount of the increase or decrease in DAC between comparable periods is directly related to the rate at which unearned premiums are growing or declining as a result of premium writings. Since DAC (asset) is a function of unearned premiums (liability) the change in unearned premiums correlates to the change in DAC. The ratio of DAC to net unearned premiums was 27% and 26% at March 31, 1999 and 1998, respectively.

Underwriting and operating expenses decreased slightly in the first quarter of 1999 from the first quarter of 1998, as a result of the reduction in staff implemented in the second quarter of 1998.

The effective tax rate of 12% for the first quarter of 1999 is the result of tax-exempt investment income comprising the majority of income before taxes. In the first quarter of 1998 the large increase in C & CAE reserves accounted for the tax benefit in that period.

Liquidity and Capital Resources

The primary sources of the Company's liquidity are funds generated from insurance premiums, net investment income and maturing investments. The short-term investments and cash are intended to provide adequate funds to pay claims without selling the fixed maturity investments. At March 31, 1999 the Company held short-term investments and cash of $19,008,197 which the Company believes is adequate liquidity for the payment of claims and other short-term commitments.

With regard to long term liquidity, the average duration of the investment portfolio is approximately 3.3 years which closely matches the average payout period of claims. The fair value of the fixed maturity portfolio at March 31, 1999 was $1,662,111 above amortized cost.

Accrued investment income is lower at March, 1999, than it was at December, 1998, because the semi-annual interest payment dates of the securities in the portfolio are skewed toward January and July. The increase in premiums receivable is a result of a larger level of premium writings in the first quarter of 1999 than in the fourth quarter of 1998. Reinsurance balances receivable increased in the first quarter of 1999 largely because of two large claims which settled during the period and were in excess of the Company's retention. Ceded unearned premiums increased because of the increase in personal auto writings and fronting accounts. Deferred policy acquisition costs (DAC) increased as a direct result of the increase in unearned premiums. DAC was 27% of net unearned premiums at March 31, 1999 and at December 31, 1998.

Unpaid claims and claim adjustment expenses decreased largely as a result of the amount of claims closed from prior accident years which resulted in the number of outstanding claims decreasing 12% in the first quarter of 1999. Unearned premiums increased primarily as a result of the increase in gross premiums written in the personal auto line. The decrease in accounts payable was largely due to a decrease in premiums payable to outside insurers from the agency operation. This personal auto business was written on the Company's policies during the first quarter of 1999 and the balance due to outside insurers decreased. Reinsurance balances payable increased due to the increase in personal auto writings and fronting accounts. Drafts payable increased because of the large amount of claims that were closed during the first quarter of 1999, as mentioned previously.

Accumulated other comprehensive income of $466,196 was recorded at March 31, 1999 as a result of the net unrealized gains on the bonds available for sale and marketable securities.

The Company is not aware of any current recommendations by regulatory authorities, which if implemented, would have a material effect on the Company's liquidity, capital resources or results of operations.

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

A comprehensive review was performed by the Company of the insurance policies written by it and its underwriting guides to determine Year 2000 exposure. The Company made a decision to exclude Year 2000 exposures from all insurance policies written by it and began adding exclusions in November 1997. The Company believes Year 2000 liabilities are not fortuitous in nature and would not be covered under its insurance policies. The Company believes that its coverage exposure with respect to Year 2000 losses will not be material. However, changes in social and legal trends may establish coverage unintended for Year 2000 exposures by reinterpreting insurance contracts and exclusions. Litigation with respect to Year 2000 claims and the attendant costs are to be expected. It is impossible to predict what exposure insurance companies may bear for the Year 2000 losses.

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

Lalande Readiness Lalande has been addressing its Year 2000 readiness since 1997. As of March 31, 1999, Lalande's mission critical systems are believed to be Year 2000 compliant. The Company expects that Lalande's non-mission critical systems will be Year 2000 compliant by September 30, 1999.

Costs The Company estimates that its costs of addressing the Year 2000 problem will aggregate approximately $880,000, including modifying or replacing software and other systems, hiring Year 2000 solution providers and internal assessment, remediation and testing. Of this amount, approximately $810,000 has been expensed and approximately $70,000 remains to be expended. These costs are being funded by internally generated funds.

Forward Looking Statements

Statements made in this report that are not strictly historical may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements. Important factors include, but are not limited to, (a) heightened competition, including price competition from existing competitors, from newly formed competitors and from the entry into the Company's markets of standard insurance companies which historically have not competed in the Company's specialty markets, (b) overcapitalization of the insurance industry, (c) contraction of the markets for the Company's various lines of business, (d) development and performance of new specialty programs, (e) the ongoing level of claims and claims-related expenses, (f) adequacy of claim reserves, (g) the ability to complete value-adding acquisitions, (h) the ability of the Company to fully integrate the recently acquired Lalande Group and its customers and managers into the Company's business, (i) the results of the pursuit by the Board of Directors of additional strategic alternatives to maximize shareholder values, (j) effects of Year 2000 problems encountered by the Company and those with whom it deals, and (k) general economic conditions including fluctuations in interest rates.

                           PART II. OTHER INFORMATION

                         GAINSCO, INC. AND SUBSIDIARIES



Item 1.   Legal Proceedings

          The Company is a defendant in the proceedings styled William Steiner
          v. Joseph D. Macchia, Joel C. Puckett, Daniel J. Coots and GAINSCO, INC., filed in the United States District Court for the Northern District of Texas, Fort Worth Division. In that case, the plaintiff asserts claims on behalf of a putative class of persons who purchased the Company's common stock between August 6, 1997 and July 16, 1998, inclusive. The plaintiff asserts claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934, alleging principally that the Company did not establish adequate reserves for claims and claim adjustment expenses in its financial statements and, therefore, they did not reflect the Company's true financial position and results of operations in accordance with generally accepted accounting principles. The Company believes that it has meritorious defenses to plaintiff's claims and intends to vigorously defend the action.

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

                                            GAINSCO, INC.



Date:  May 14, 1999
                                       By   /s/ Daniel J. Coots
                                            ------------------------------------
                                            Daniel J. Coots
                                            Senior Vice President, Treasurer and
                                               Chief Financial Officer

                               INDEX TO EXHIBITS

Exhibit
Number             Description
--------           -----------
 27.1              FDS