Form 10-K/A
period 1998-12-31
GAINSCO INC
filed 1999-05-18
CIK 786344

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                      20549

                                   FORM 10-K/A
                               Amendment No. 2 to
                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

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

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information contained in Form 10-K/A Amendment No. 1 filed on May 14, 1999 is amended to read as follows:

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

EMPLOYMENT CONTRACTS

         By Employment Agreement effective as of April 17, 1998 (the "Agreement"), the Company employed Glenn W. Anderson as President and Chief Executive Officer for a four year period. That term was extended for a one-year period on April 17, 1999 and will be extended for additional one year periods on each anniversary of April 17, 1998, unless either party delivers written notice to the other at least thirty (30) days prior to the applicable anniversary date. Under the Agreement, Mr. Anderson will receive an annual base salary of $340,000 and will be eligible to receive annual management incentive bonuses as may be provided in management bonus plans. He received a bonus of $260,000 at the end of his first full year of employment.

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

         Under an arrangement between the Company and Mr. Joel C. Puckett, he is compensated for his services as non-executive Chairman of the Board based upon the time that he is required to devote to those duties. Mr. Puckett's compensation is determined by applying the portion of his total time which is devoted to the Company's business to an amount equal to the base salary of the Company's chief executive officer. During the period that Mr. Puckett is compensated under this arrangement he will not receive fees paid to other independent directors. Under this arrangement Mr. Puckett received $109,083 for services rendered from April 1998 through the end of 1998.

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


ITEM 11. EXECUTIVE COMPENSATION

         The information contained in Form 10-K/A Amendment No. 1 filed on May 14, 1999 is amended to read as follows:

SUMMARY COMPENSATION TABLE

         The individuals named below (the "Named Executives") include the Company's chief executive officer and the other four most highly compensated executive officers of the Company for the fiscal year ending December 31, 1998. Information is provided for the fiscal years ending on December 31 of the three years shown in the table below.


                                            SUMMARY COMPENSATION TABLE
                                                                                LONG TERM COMPENSATION
                                                                         ------------------------------------
                                     ANNUAL COMPENSATION                    AWARDS               PAYOUTS
                           ----------------------------------------------------------------------------------
                                                             Other       Restricted
                                                            Annual        Stock                        LTIP       All Other
        Name and                    Salary     Bonus        Compen-      Award(s)      Options/       Payouts    Compensation
   Principal Position      Year      ($)        ($)       sation ($)        ($)        SARs (#)         ($)        ($)(2)
   ------------------      ----    -------    -------     ----------     ----------    --------       -------    -----------
    GLENN W. ANDERSON      1998    238,436    245,000     105,397(1)                    579,710          -           -
   President and Chief     1997       -          -             -                           -             -           -
    Executive Officer      1996       -          -             -                           -             -           -

    RICHARD M. BUXTON      1998    156,000    54,700           -             -          34,164           -           -
     Vice President        1997    149,519    47,366           -             -         54,521(4)         -           -
                           1996       -          -             -             -             -             -           -

     DANIEL J. COOTS       1998    140,173    36,500           -             -          35,135           -           -
       Senior Vice         1997    122,400    25,551           -             -             -             -        13,893
  President, Treasurer     1996    110,475    152,696          -             -             -             -        20,668
   and Chief Financial
         Officer

     CAROLYN E. RAY        1998    123,361    31,900           -             -          34,192           -           -
  Senior Vice President    1997     98,699    19,848           -             -             -             -        13,843
                           1996     87,975    77,328           -             -             -             -        20,668
    J. LANDIS GRAHAM       1998    121,594    31,900           -             -          19,567           -           -
  Senior Vice President    1997     97,910    14,064           -             -             -             -        11,975
                           1996     94,599    63,650           -             -             -             -        20,668

  JOSEPH D. MACCHIA(3)     1998     95,109     -0-             -             -             -             -           -
                           1997    220,550   131,514           -             -             -             -        13,893
                           1996    210,000   756,891           -             -             -             -        20,668

(1)      Amounts reimbursed for relocation and car allowance.

(2) Amounts contributed to or accrued for the Named Executive under the Profit Sharing Plan of the Company.

(3) Mr. Macchia retired as Chairman of the Board, President and Chief Executive Officer of the Company on April 18, 1998.

(4) These options were canceled in connection with the grant of options in 1998.


STOCK OPTION GRANTS IN LAST FISCAL YEAR

         The following table shows information on stock options awarded to Named Executives during the fiscal year ended December 31, 1998.


                        OPTION GRANTS IN LAST FISCAL YEAR


                                                Individual Grants (1)
                    ------------------------------------------------------------------------------------------
                       Number of           % of Total
                      Securities             Options
                      Underlying           Granted to        Exercise or                      Grant Date
                    Options Granted       Employees in       Base Price                    Present Value (2)
Name                      (#)              Fiscal Year         ($/Sh)     Expiration Date      ($/Sh)
--------------------------------------------------------------------------------------------------------------
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


AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR AND FY-END OPTION VALUES


                              SHARES                                                               VALUE OF UNEXERCISED
                            ACQUIRED ON      VALUE              NUMBER OF UNEXERCISED                   IN-THE-MONEY
          NAME             EXERCISE (#)  REALIZED ($)             OPTIONS AT FY-END                 OPTIONS AT FY-END ($)
          ----             ------------  ------------             -----------------                 ---------------------
                                                           Exercisable       Unexercisable      Exercisable       Unexercisable
                                                           -----------       -------------      -----------       -------------
GLENN W. ANDERSON                -             -              579,710                -            $217,391                 -
President and Chief
Executive Officer
RICHARD M. BUXTON                -             -               20,499              13,665           $1,922              $1,281
Vice President
DANIEL J. COOTS                  -             -               62,216(1)           14,054         $157,169              $1,318
Senior Vice President,
Treasurer and Chief
Financial Officer
CAROLYN E. RAY                   -             -               59,574(2)           13,676         $157,436              $1,282
Senior Vice President
J. LANDIS GRAHAM                 -             -               11,741               7,826           $1,101                $734
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

Date: 05/17/99

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Name                               Title                                        Date
         ----                               -----                                        ----
Joel C. Puckett *                           Chairman of the Board                        05/17/99
------------------------------                                                     -------------------
Joel C. Puckett

/s/ Glenn W. Anderson                       President and Chief                          05/17/99
------------------------------              Executive Officer                      -------------------
Glenn W. Anderson

/s/ Daniel J. Coots                         Senior Vice President and                    05/17/99
------------------------------              Chief Financial Officer                -------------------
Daniel J. Coots

/s/ Sam Rosen                               Secretary and Director                       05/17/99
------------------------------                                                     -------------------
Sam Rosen

John C. Goff*                               Director                                     05/17/99
------------------------------                                                     -------------------
John C. Goff

Robert J. McGee, Jr.*                       Director                                     05/17/99
------------------------------                                                     -------------------
Robert J. McGee

Harden W. Wiedemann*                        Director                                     05/17/99
------------------------------                                                     -------------------
Harden H. Wiedemann

John H. Williams*                           Director                                     05/17/99
------------------------------                                                     -------------------
John H. Williams


*By:  /s/ Glenn W. Anderson
      -------------------------------
    Glenn W. Anderson,
    Attorney-in-fact
    Under Power of Attorney