Form 10-Q
period 1999-06-30
GAINSCO INC
filed 1999-08-13
CIK 786344

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    Form 10-Q


                Quarterly Report under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934




For Quarter Ended June 30, 1999                    Commission File Number 1-9828



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

As of June 30, 1999, there were 20,896,563 shares outstanding of the registrant's Common Stock, $.10 par value.

                         GAINSCO, INC. AND SUBSIDIARIES

                                      INDEX




                                                                                                            Page
                                                                                                            ----

PART I.  FINANCIAL INFORMATION

   ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS:

               Consolidated Balance Sheets as of June 30, 1999
               (unaudited) and December 31, 1998                                                               3

               Consolidated Statements of Operations for the Three Months
               and Six Months Ended June 30, 1999 and 1998 (unaudited)                                         5

               Consolidated Statements of Cash Flows for the Six Months
               Ended June 30, 1999 and 1998 (unaudited)                                                        6

               Notes to Consolidated Financial Statements
               June 30, 1999 and 1998 (unaudited)                                                              8

   ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS                                                                          15

PART II.  OTHER INFORMATION

   ITEM 1.      LEGAL PROCEEDINGS                                                                             20

   ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                           20

   ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.                                                             20

SIGNATURE                                                                                                     21

                          PART I. FINANCIAL INFORMATION

                         GAINSCO, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets




                                                                           June 30
                                                                             1999         December 31
                              Assets                                     (unaudited)         1998
                                                                       --------------   --------------
Investments
  Fixed maturities:
    Bonds held to maturity, at amortized cost (fair
        value: $45,104,105 - 1999, $60,978,145 - 1998)                 $   44,690,191       59,788,233
    Bonds available for sale, at fair value (Amortized cost:
        $154,034,643 - 1999, $143,806,030 - 1998)                         152,472,721      145,588,002

    Certificates of deposit, at cost (which approximates
        fair value)                                                           595,000          595,000

  Marketable securities, at fair value (cost: $338,860 - 1999,
      $318,436 - 1998)                                                        276,296          268,585
  Short-term investments, at cost (which approximates
     fair value)                                                            6,331,608        4,749,139
                                                                       --------------   --------------
                  Total investments                                       204,365,816      210,988,959
Cash                                                                        2,790,102        3,982,059
Accrued investment income                                                   3,844,030        4,224,230
Premiums receivable (net of allowance for doubtful
   accounts: $81,000 - 1999 and 1998)                                      22,628,345       14,885,063
Reinsurance balances receivable                                             4,097,861        2,392,576
Ceded unpaid claims and claim adjustment expenses                          37,549,291       35,030,001
Ceded unearned premiums                                                    26,264,954       22,387,599
Deferred policy acquisition costs                                          14,063,620       11,320,142
Property and equipment (net of accumulated depreciation
   and amortization: $8,226,035 - 1999, $8,175,798 - 1998)                  6,566,320        6,716,636
Current Federal income taxes (note 1)                                       4,949,083        5,031,950
Deferred Federal income taxes (note 1)                                      7,831,689        6,669,093
Management contract                                                         1,662,571        1,687,571
Other assets                                                                3,576,043        3,216,611
Goodwill (note 1)                                                          16,682,764       17,057,772
                                                                       --------------   --------------
                 Total assets                                          $  356,872,489      345,590,262
                                                                       ==============   ==============


See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets


                                                                   June 30
                                                                     1999           December 31
Liabilities and Shareholders' Equity                             (unaudited)            1998
                                                               ---------------    ---------------

Liabilities:

  Unpaid claims and claim adjustment expenses                  $   132,768,926        136,798,149
  Unearned premiums                                                 80,144,688         63,601,677
  Commissions payable                                                1,178,243          4,279,431
  Accounts payable                                                   4,536,167          7,311,920
  Reinsurance balances payable                                       5,564,395          1,327,997
  Deferred revenue                                                   1,417,237          1,935,290
  Drafts payable                                                     6,022,741          5,834,846
  Note payable (note 3)                                             18,000,000         18,000,000
  Dividends payable (note 4)                                           365,690            365,690
  Other liabilities                                                    351,517            651,364
                                                               ---------------    ---------------

         Total liabilities                                         250,349,604        240,106,364
                                                               ---------------    ---------------

Shareholders' Equity (note 4):

  Preferred stock ($100 par value, 10,000,000 shares
     authorized, none issued)                                               --                 --
  Common stock ($.10 par value, 250,000,000 shares
     authorized, 21,740,657 issued at June 30, 1999
     and December 31, 1998)                                          2,174,066          2,174,066
  Additional paid-in capital                                        87,778,548         87,778,548
  Accumulated other comprehensive income (loss) (note 1)            (1,055,916)         1,138,941
  Retained earnings                                                 25,320,712         22,086,868
  Treasury stock (844,094 shares at June 30, 1999 and
      December 31, 1998)                                            (7,694,525)        (7,694,525)
                                                               ---------------    ---------------

         Total shareholders' equity                                106,522,885        105,483,898
                                                               ---------------    ---------------
         Total liabilities and shareholders' equity            $   356,872,489        345,590,262
                                                               ===============    ===============


See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations
                                   (Unaudited)


                                                           Three months                   Six months
                                                           ended June 30                 ended June 30
                                                  ----------------------------    ----------------------------
                                                      1999            1998            1999             1998
                                                  ------------    ------------    ------------    ------------


Revenues:
  Premiums earned (note 2)                        $ 26,483,282      23,145,612      49,252,858      46,774,152
  Net investment income                              2,293,499       2,561,501       4,486,949       4,969,123
  Net realized gains (note 1)                           41,352         173,157         658,899         313,867
  Insurance services                                   412,403         651,654       1,158,610       1,217,220
                                                  ------------    ------------    ------------    ------------
    Total revenues                                  29,230,536      26,531,924      55,557,316      53,274,362
                                                  ------------    ------------    ------------    ------------

Expenses:
  Claims and claim adjustment expenses
    (note 2)                                        17,078,584      22,136,341      31,778,521      53,696,490
  Commissions                                        7,744,764       5,759,071      13,347,242      11,664,401
  Change in deferred policy acquisition costs       (1,916,515)        203,545      (2,743,478)      1,233,384
  Interest expense (note 3)                            292,256              --         613,167              --
  Amortization expense                                 172,196              --         344,497              --
  Underwriting and operating expenses                3,514,407       4,602,669       7,439,450       8,537,285
                                                  ------------    ------------    ------------    ------------
    Total expenses                                  26,885,692      32,701,626      50,779,399      75,131,560
                                                  ------------    ------------    ------------    ------------

      Income (loss) before Federal income taxes      2,344,844      (6,169,702)      4,777,917     (21,857,198)

Federal income taxes:
  Current expense (benefit)                            454,817      (1,163,032)        783,027      (3,964,991)
  Deferred expense (benefit)                            62,512      (1,236,957)         29,665      (4,763,169)
                                                  ------------    ------------    ------------    ------------
    Total taxes                                        517,329      (2,399,989)        812,692      (8,728,160)
                                                  ------------    ------------    ------------    ------------
    Net income (loss)                             $  1,827,515      (3,769,713)      3,965,225     (13,129,038)
                                                  ============    ============    ============    ============

    Earnings (loss) per share:

         Basic                                    $        .09            (.18)            .19            (.63)
                                                  ============    ============    ============    ============

         Diluted                                  $        .09            (.18)            .19            (.63)
                                                  ============    ============    ============    ============


See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                                Six Months ended June 30
                                                             ----------------------------
                                                                 1999             1998
                                                             ------------    ------------

Cash flows from operating activities:
  Net income (loss)                                          $  3,965,225     (13,129,038)
  Adjustments to reconcile net income (loss) to cash
      provided by operating activities:
    Depreciation and amortization                               2,046,848       2,471,421
    Change in deferred Federal income taxes                        29,665      (4,763,169)
    Change in accrued investment income                           380,200         477,476
    Change in premiums receivable                              (7,743,282)      1,621,986
    Change in reinsurance balances receivable                  (1,705,285)      1,289,675
    Change in ceded unpaid claims and claim adjustment
        expenses                                               (2,519,290)     (3,676,373)
    Change in ceded unearned premiums                          (3,877,355)     (2,093,338)
    Change in deferred policy acquisition costs                (2,743,478)      1,233,384
    Change in other assets                                       (359,432)       (448,458)
    Change in unpaid claims and claim adjustment
        expenses                                               (4,029,223)     27,114,334
    Change in unearned premiums                                16,543,011      (3,275,709)
    Change in commissions payable                              (3,101,188)        129,996
    Change in accounts payable                                 (2,775,753)       (506,474)
    Change in reinsurance balances payable                      4,236,398       1,940,871
    Change in deferred revenue                                   (518,053)        390,561
    Change in drafts payable                                      187,895      (4,580,633)
    Change in other liabilities                                  (299,847)        (14,504)
    Change in current Federal income taxes                         82,867      (3,964,991)
                                                             ------------    ------------
      Net cash provided by (used for) operating activities   $ (2,200,077)        217,017
                                                             ------------    ------------


See accompanying notes to consolidated financial statements.
                                                                     (continued)

                         GAINSCO, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                  Six Months ended June 30
                                                ----------------------------
                                                    1999            1998
                                                ------------    ------------

Cash flows from investing activities:
  Bonds held to maturity:
    Matured                                     $ 14,620,000      18,991,745
    Purchased                                             --      (1,210,688)
  Bonds available for sale:
    Sold                                          16,048,827      14,283,646
    Matured                                        4,231,042       1,020,000
    Purchased                                    (31,657,554)    (16,210,764)
  Certificates of deposit matured                    200,000         290,000
  Certificates of deposit purchased                 (200,000)       (290,000)
  Property and equipment disposed (purchased)        100,079        (273,848)
  Marketable securities:
      Purchased                                      (20,424)             --
  Net change in short-term investments            (1,582,469)    (15,865,959)
                                                ------------    ------------
    Net cash provided by investing activities      1,739,501         734,132
                                                ------------    ------------


Cash flows from financing activities:
  Cash dividends paid                               (731,381)       (730,299)
  Proceeds from exercise of stock options                 --          84,748
  Treasury stock acquired                                 --        (142,191)
                                                ------------    ------------
    Net cash used for financing activities          (731,381)       (787,742)
                                                ------------    ------------


Net increase (decrease) in cash                   (1,191,957)        163,407
Cash at beginning of period                        3,982,059         696,513
                                                ------------    ------------
Cash at end of period                           $  2,790,102         859,920
                                                ============    ============


See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                   (Unaudited)


(1)      Summary of Accounting Policies

         (a)      Basis of Consolidation

                  In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of GAINSCO, INC. and subsidiaries (the "Company") as of June 30, 1999, the results of operations and the statements of cash flows for the three months and six months ended June 30, 1999 and 1998, on the basis of generally accepted accounting principles. The December 31, 1998 balance sheet included herein is derived from the consolidated financial statements included in the Company's 1998 Annual Report to Shareholders.

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

         (b)      Investments

                  Bonds held to maturity are stated at amortized cost, bonds available for sale and marketable securities are stated at fair value with changes in fair value recorded as a component of accumulated other comprehensive income. Short-term investments are stated at cost. The "specific identification" method is used to determine costs of investments sold. Since investments not available for sale are held until maturity, provisions for possible losses are recorded only when the values have experienced impairment considered "other than temporary". The bonds available for sale had an unrealized loss of $1,015,249 at June 30, 1999, net of the deferred tax benefit of $546,673 and an unrealized gain at December 31, 1998 of $1,158,282 net of the deferred tax expense of $623,690. The marketable securities had an unrealized loss of $40,667 at June 30, 1999, net of the deferred tax benefit of $21,898, and an unrealized loss at December 31, 1998 of $47,532.

                  Proceeds from the sale of bond securities totaled $4,984,092 and $7,279,122 for the three months ended June 30, 1999 and 1998, respectively, and $16,048,827 and $14,283,646 for the six months ended June 30, 1999 and 1998, respectively. Realized gains were $41,352 and $175,744 for the three months ended June 30, 1999 and 1998, respectively, and $658,899 and $324,933

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

                  for the six months ended June 30, 1999 and 1998, respectively. Realized losses were $0 and $2,587 for the three months ended June 30, 1999 and 1998, respectively, and $0 and $11,066 for the six months ended June 30, 1999 and 1998, respectively.

         (c)      Federal Income Taxes

                  The Company and its subsidiaries file a consolidated Federal income tax return. Deferred income tax items are accounted for under the liability method which provides for temporary differences between the reporting of earnings for financial statement purposes and for tax purposes, primarily deferred policy acquisition costs, the discount on unpaid claims and claim adjustment expenses and the nondeductible portion of the change in unearned premiums. The Company paid income taxes of $161 and $700,161 during the three months and six months ended June 30, 1999, respectively. The Company paid no income taxes during the 1998 periods.

         (d)      Earnings Per Share

                  The following table sets forth the computation of basic and diluted earnings per share:


                                             Three months                  Six months
                                             ended June 30                ended June 30
                                       -------------------------    -------------------------
                                           1999          1998           1999          1998
                                       -----------   -----------    -----------   -----------
Numerator:
 Net income (loss)                     $ 1,827,515    (3,769,713)     3,965,225   (13,129,038)
                                       -----------   -----------    -----------   -----------
Denominator:
 Denominator for basic
   earnings per share-
   weighted average shares              20,896,563    20,869,448     20,896,563    20,868,323
Effect of dilutive securities:
 Employee stock options                    186,935       194,053        201,121       195,303
                                       -----------   -----------    -----------   -----------
Denominator for diluted
 earnings per share-
 weighted average shares
 and assumed conversions                21,083,498    21,063,501     21,097,684    21,063,626
                                       ===========   ===========    ===========   ===========
Basic earnings (loss) per share        $       .09          (.18)           .19          (.63)
                                       ===========   ===========    ===========   ===========
Diluted earnings (loss) per share      $       .09          (.18)           .19          (.63)
                                       ===========   ===========    ===========   ===========

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

         (e)      Accumulated Comprehensive Income

                  In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement 130). Statement 130 requires that a company include in accumulated comprehensive income certain amounts which were previously recorded directly to shareholders' equity. The other comprehensive income amounts included in accumulated comprehensive income consisted of net unrealized gains (losses) on fixed maturities and marketable securities of $(1,055,916) and $1,138,941 at June 30, 1999 and December 31,
                  1998, respectively. Total comprehensive income (loss) consisting of net income (loss) and the changes in unrealized gains (losses) on fixed maturities and marketable securities was $1,237,795 and $(3,849,264) for the three months ended June 30, 1999 and June 30, 1998, respectively, and $1,770,368 and $(13,465,666) for the six months ended June 30, 1999 and June 30, 1998, respectively.

         (f)      Goodwill

                  Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, 25 years. The Company will periodically review the recoverability of goodwill based on an assessment of future operations to ensure it is appropriately valued.

(2)      Reinsurance

         The amounts deducted in the Consolidated Statements of Operations for reinsurance ceded for the three months and six months ended June 30, 1999 and 1998, respectively, are set forth in the following table.

         Premiums and claims ceded to the commercial automobile plans of Arkansas, California, Louisiana, Mississippi and Pennsylvania are designated as "plan servicing".


                                             Three months                  Six months
                                             ended June 30                ended June 30
                                     ---------------------------   ---------------------------
                                          1999           1998           1999           1998
                                     ------------   ------------   ------------   ------------

Premiums earned                      $  2,656,592        395,614      3,573,387        796,594
Premiums earned -
   plan servicing                    $    302,790        997,250        883,280      1,867,975
Premiums earned -
   fronting arrangements             $ 14,444,905      9,525,593     25,415,975     18,638,163
Claims and claim
   adjustment expenses               $  4,139,653        674,647      6,004,417      2,250,310
Claims and claim
   adjustment expenses -
   plan servicing                    $    481,842      1,360,262      2,466,883      2,869,900
Claims and claim
   adjustment expenses -
   fronting arrangements             $ 10,775,929      6,734,636     18,933,246     16,034,669

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                   (Unaudited)


         The amounts included in the Consolidated Balance Sheets for reinsurance ceded to the commercial automobile plans of Arkansas, California, Louisiana, Mississippi and Pennsylvania, and the fronting arrangements as of June 30, 1999 and December 31, 1998 were as follows:



                                                        1999          1998
                                                   -----------   -----------
Unearned premiums -
  plan servicing                                   $   116,652     1,139,560
Unearned premiums -
  fronting arrangements                            $19,284,080    20,194,814
Unpaid claims and claim
  adjustment expenses -
  plan servicing                                   $ 8,424,670     9,380,484
Unpaid claims and claim
  adjustment expenses -
  fronting arrangements                            $14,667,681    13,927,694


         The Company remains directly liable to its policyholders for all policy obligations and the reinsuring companies are obligated to the Company to the extent of the reinsured portion of the risks. The Company does not have a provision for uncollectible reinsurance and does not feel one is warranted since all of the reinsurers on its treaties are rated "A-(Excellent)" or better by A.M. Best Company and/or the Company is adequately collateralized on existing and anticipated claim recoveries.

(3)      Note Payable

         In December of 1998, the Company made a note payable for $18,000,000 with a commercial bank. Interest is due monthly at an interest rate that approximates the 90-day London Interbank Offered Rate (LIBOR) plus 175 basis points (6.6675% and 6.7842% at June 30, 1999 and December 31, 1998, respectively). Principal payments of $500,000 are to be paid each quarter beginning January 1, 2000 with the balance of $10,500,000 due at maturity of the note on October 1, 2003. The Company recorded interest expense of $292,256 and $613,167 for the three months and six months ended June 30, 1999, respectively. The Company paid interest of $296,789 and $714,931 for the three months and six months ended June 30, 1999.

(4)      Shareholders' Equity

         As of June 30, 1999 there were 294,777 options outstanding to purchase common stock (options), at an average exercise price of $2.47 per share, that had been granted to officers and directors of the Company under the 1990 Stock Option Plan, 661,930 options, at an average exercise price of $8.74 per share, that had been granted to officers and directors of the Company under the 1995 Stock Option Plan, and

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

         579,710 options at an average exercise price of $5.75 per share that had been granted to Glenn W. Anderson under an employment agreement.

         As of December 31, 1998, the Company had purchased 844,094 shares of its common stock at a cost of $7,694,525. The Company has no plans to purchase additional shares.

         The Company's policy is to pay a quarterly cash dividend of $.0175 per share every quarter until further action is taken by the Board of Directors. A cash dividend of $365,690 was paid on July 15, 1999.

(5)      Segment Reporting

         The Company makes operating decisions and assesses performance for the commercial lines segment and the personal lines segment. The commercial lines segment writes primarily commercial auto, auto garage, general liability and property. The personal lines segment writes personal auto and mobile home coverages.

         The Company considers many factors including the nature of the insurance product and distribution strategies in determining how to aggregate operating segments.

         The following tables present a summary of segment income (loss) before Federal income taxes for the quarters ending June 30, 1999 and 1998 and the six months ending June 30, 1999 and 1998:


                                                  Quarter ending June 30, 1999
                                                  ----------------------------
                                    Commercial      Personal
                                       Lines          Lines         Other         Total
                                    ----------     ----------     ----------    ----------
                                                   (Amounts in thousands)


Gross premiums written              $   25,665         10,185             --        35,850
                                    ==========     ==========     ==========    ==========

Premiums earned                     $   22,716          4,216             --        26,483
Net investment income                    2,165            129             --         2,294
Net realized gains                          --             --             41            41
Insurance services                          --            178            235           413
Expenses                               (21,720)        (4,165)          (537)      (26,422)
                                    ----------    ----------

   Underwriting income                   3,161            358
Interest expense                            --           (292)            --          (292)
Amortization expense                        --           (172)            --          (172)
                                    ----------     ----------     ----------    ----------
   Income (loss) before
      Federal income taxes          $    3,161           (106)          (261)        2,345
                                    ==========     ==========     ==========    ==========
   Combined ratio                         95.6%          98.8%                        97.7%
                                    ==========     ==========                   ==========

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                   (Unaudited)



                                                       Quarter ending June 30, 1998
                                                       -----------------------------
                                       Commercial        Personal
                                          Lines            Lines           Other           Total
                                      ------------     ------------     ------------    ------------
                                                          (Amounts in thousands)

Gross premiums written                $     22,224               --               --          22,224
                                      ============     ============     ============    ============

Premiums earned                       $     23,145               --               --          23,145
Net investment income                        2,561               --               --           2,561
Net realized gains                              --               --              173             173
Insurance services                              --               --              653             653
Expenses                                   (31,502)              --           (1,200)        (32,702)
                                      ------------    ------------

  Underwriting income (loss)                (5,796)              --
Interest expense                                --               --               --              --
Amortization expense                            --               --               --              --
                                      ------------     ------------     ------------    ------------
   Income (loss) before               $     (5,796)              --             (374)         (6,170)
                                      ============     ============     ============    ============
      Federal income taxes
   Combined ratio                            136.1%              --                            136.1%
                                      ============     ============                     ============



                                                      Six months ending June 30, 1999
                                                      -------------------------------
                                       Commercial        Personal
                                          Lines            Lines           Other           Total
                                      ------------     ------------     ------------    ------------
                                                          (Amounts in thousands)
Gross premiums written                $     45,459           17,510               --          62,969
                                      ============     ============     ============    ============

Premiums earned                       $     44,172            5,682               --          49,253
Net investment income                        4,294              193               --           4,487
Net realized gains                              --               --              659             659
Insurance services                              --              718              440           1,158
Expenses                                   (42,579)          (5,720)          (1,523)        (49,822)
                                      ------------    ------------

   Underwriting income                       5,887              873
Interest expense                                --             (613)              --            (613)
Amortization expense                            --             (344)              --            (344)
                                      ------------     ------------     ------------    ------------
   Income (loss) before
       Federal income taxes           $      5,887              (84)            (424)          4,778
                                      ============     ============     ============    ============
   Combined ratio                             96.4%           100.7%                            98.0%
                                      ============     ============                     ============


                                                      Six months ending June 30, 1998
                                                      -------------------------------
                                       Commercial        Personal
                                          Lines            Lines           Other           Total
                                      ------------     ------------     ------------    ------------
                                                          (Amounts in thousands)
Gross premiums written                $     42,296               --               --          42,296
                                      ============     ============     ============    ============

Premiums earned                       $     46,774               --               --          46,774
Net investment income                        4,969               --               --           4,969
Net realized gains                              --               --              314             314
Insurance services                              --               --            1,217           1,217
Expenses                                   (73,038)              --           (2,093)        (75,131)
                                      ------------    ------------

   Underwriting income (loss)              (21,295)              --
Interest expense                                --               --               --              --
Amortization expense                            --               --               --              --
                                      ------------     ------------     ------------    ------------
   Income (loss) before
      Federal income taxes            $    (21.295)              --             (562)        (21,857)
                                      ============     ============     ============    ============
   Combined ratio                            156.2%              --                            156.2%
                                      ============     ============                     ============


(6)      Recent Development

         On June 29, 1999 the Company announced it had entered into agreements creating a strategic capital alliance with Goff Moore Strategic Partners, L.P. ("GMSP") of Fort Worth, Texas.

         Under terms of the agreements, GMSP will invest $31.6 million in GAINSCO in exchange for an approximately 23% ownership stake in the Company in the form of convertible preferred stock. GMSP's ownership can be increased to up to 35%, principally through exercise of warrants tied to long-term stock price appreciation, as well as through additional open market purchases of stock. As part of the alliance, GMSP, under separate agreements, will manage GAINSCO's insurance and holding company investment portfolios, which will initially total approximately $240 million, including this investment.

         Proceeds from the investment will be used primarily for holding company investments and insurance-related acquisitions, as well as capital management activities, including possible share buybacks on an opportunistic basis.

         The transaction is subject to shareholder and standard regulatory approvals. A special meeting of shareholders has been set for September 21, 1999, for shareholders of record on August 13, 1999.

                         GAINSCO, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Results of Operations

Gross premiums written for the second quarter of 1999 were $35,849,609 versus $22,223,801 for the comparable 1998 period representing a 61% increase of which 43 percentage points were attributable to personal auto writings and 13 percentage points were attributable to core commercial writings. For the first six months of 1999 gross premiums written have increased 49% from the comparable 1998 period, personal auto writings accounted for 39 percentage points and core commercial writings accounted for 4 percentage points. The following table presents, for each major product line, gross premiums written for the periods indicated:


                                    Three months                               Six months
                                   ended June 30                              ended June 30
                       --------------------------------------    --------------------------------------
                              1999                1998                 1999                  1998
                       -----------------    -----------------    -----------------    -----------------
                                                     (Amounts in thousands)

Commercial auto        $15,242        43%   $12,130        55%   $26,331        42%   $23,815        56%
Auto garage              4,971        14%     5,411        24%     8,583        14%     9,847        23%
General liability        4,587        13%     4,355        20%     8,229        13%     8,018        19%
Personal auto            9,536        27%        --        --%    16,622        26%        --        --%
Other lines              1,514         3%       328         1%     3,204         5%       616         2%
                       -------   -------    -------   -------    -------   -------    -------   -------
         Total         $35,850       100%   $22,224       100%   $62,969       100%   $42,296       100%
                       =======   =======    =======   =======    =======   =======    =======   =======


For the second quarter of 1999 COMMERCIAL AUTO is up 26%, AUTO GARAGE is down 8% and GENERAL LIABILITY is up 5%. For the first six months of 1999 COMMERCIAL AUTO is up 11%, AUTO GARAGE is down 13% and GENERAL LIABILITY is up 3%. PERSONAL AUTO is largely Florida personal auto which comes from the acquisition of the Lalande Group in the fourth quarter of 1998. Commercial auto is up largely because of increased market activity in certain classes of business. Auto garage is down largely because of continued intense competition most notably in Florida. General liability is up because of marketing efforts and commission enhancements the Company has implemented to grow this line of business. For the first six months of 1999, gross premium written percentages by state/product line are as follows: Florida personal auto (26%), Texas commercial auto (19%), and Texas general liability (6%) with no other state/product line comprising 5% or more. The persistency rate is currently at 41%. Premiums earned increased 14% and 5% for the three months and six months ended June 30, 1999, respectively, as a result of the increase in premiums written.

Net investment income decreased 10% for the second quarter and first six months of 1999 as a result of a decrease in the portfolio from June 30, 1998 and because the reinvestment of maturities have been at lower yields. At June 30, 1999, 82% of the Company's investments were in investment grade tax-exempt bonds with an average maturity of 3.3 years. On a taxable equivalent basis the return on average investments is 5.9% for 1999 and 6.2% for 1998. The Company has the ability to hold its bond securities until their maturity date. At June 30, 1999, approximately 13% of the Company's investments were in U.S. Treasury securities and 3% were in short-term money market funds.

The Company recorded net realized capital gains of $41,352 during the second quarter of 1999 versus $173,157 for the comparable 1998 period, which brings net realized capital gains for the six months to $658,899 versus $313,867 for the same period in 1998. All of the gains were generated from the bonds available for sale category of the fixed maturity portfolio.

Insurance services revenues decreased $239,251 in the second quarter of 1999 from the second quarter of 1998. For the first six months of 1999 a decrease of $58,610 has been recorded from the comparable 1998 period. These decreases are attributable to the run-off of the plan servicing and premium finance operations and the discontinuance of the computer software operation. These decreases are offset to some extent by claim adjusting fees earned from outside parties through the Lalande group.

Claims and claim adjustment expenses (C & CAE) decreased 23% to $17,078,584 in the second quarter of 1999 from the second quarter of 1998. The second quarter of 1998 included approximately $6,400,000 in unfavorable development from prior accident years. The C & CAE ratio was 64.5% in the second quarter of 1999 versus 95.6% in 1998 for the comparable period. C & CAE have decreased 41% to $31,778,521 for the first six months of 1999 from the comparable 1999 period. The first six months of 1998 included approximately $23,100,000 in unfavorable development from prior accident years versus the first six months of 1999. The C & CAE ratio was 64.5% for the first six months of 1999 and 114.8% for the comparable 1998 period.

The ratio of commissions to gross premiums written was 22% for the second quarter of 1999 versus 26% for the comparable 1998 period and it was 21% for the first six months of 1999 as compared to 28% for the comparable 1998 period. Commissions were higher in the 1998 periods compared to 1999 periods primarily due to a decrease in commission income of approximately $897,000 for the second quarter of 1998 and $2,564,000 for the first six months of 1998 as a result of reducing previously accrued reinsurance commission. Reinsurance commissions were reduced due to a higher expected ultimate C & CAE ratio. The ratio of commissions to premiums earned is higher in the 1999 periods than in the 1998 periods largely due to the increase in gross premiums written.

The change in deferred policy acquisition costs (DAC) resulted in a net increase to income of $1,916,515 for the second quarter of 1999 versus a net decrease of $203,545 in the second quarter of 1998. A net increase of $2,743,478 was recorded for the first six months of 1999 versus a net decrease of $1,233,384 in the comparable 1998 period. The change in the amount of the increase or decrease in DAC between comparable periods is directly related to the rate at which unearned premiums are growing or declining as a result of the growth rate of premium writings. Since DAC (asset) is a function of unearned premiums (liability) the change in unearned premiums correlates to the change in DAC. The ratio of DAC to net unearned premiums was 26% at June 30, 1999 and 1998, respectively.

Interest expense is from the note payable and amortization expense relates to the goodwill recorded. The note payable and goodwill were recorded in conjunction with the Lalande acquisition that was made in the fourth quarter of 1998.

Underwriting and operating expenses decreased 24% in the second quarter of 1999 from 1998 and decreased 13% for the first six months of 1999 from 1998, primarily as a result of legal fees, consulting fees and costs associated with a reduction in force which occurred in 1998.

The effective tax rates of 22% for the second quarter of 1999 and 17% for the first six months of 1999 are largely the result of tax-exempt income comprising a major portion of income before taxes. The large increase in C & CAE reserves accounted for the majority of tax benefit in the second quarter and first six months of 1998.

Liquidity and Capital Resources

The primary sources of the Company's liquidity are funds generated from insurance premiums, net investment income and maturing investments. The short-term investments and cash are intended to provide adequate funds to pay claims without selling the fixed maturity investments. At June 30, 1999 the Company held short-term investments and cash of $9,121,710 which the Company believes is adequate liquidity for the payment of claims and other short-term commitments.

With regard to long term liquidity, the average duration of the investment portfolio is approximately 3.3 years which approximates the average payout period of claims. The fair value of the fixed maturity portfolio at June 30, 1999 was $1,148,008 below amortized cost.

Investments decreased as a result of net cash used for operating activities. This resulted primarily from the high level of prior accident year claims in the core commercial lines that were closed and paid during the first six months of 1999 and the cash settlement of reinsurance balances payable. The decline of fair value in bonds available for sale as a result of the general increase in interest rates also contributed to the decrease in investments. The increase in premiums receivable is a result of a larger level of premium writings in the second quarter of 1999 than in the fourth quarter of 1998. Reinsurance balances receivable increased primarily because of larger claim recoverables due from the commercial auto plans. Ceded unpaid claims and claim adjustment expenses increased due to an increase in claims in excess of the Company's retention. Ceded unearned premiums increased because of the increase in personal auto writings. Deferred policy acquisition costs (DAC) increased as a direct result of the increase in unearned premiums. DAC was 26% and 27% of net unearned premiums at June 30, 1999 and at December 31, 1998, respectively. The decrease in deferred Federal income taxes recoverable is primarily related to the decrease in unpaid claims and claim adjustment expense.

Unpaid claims and claim adjustment expenses decreased largely as a result of the amount of prior accident year claims in the core commercial lines that were closed during the first six months of 1999. This resulted in the number of outstanding claims decreasing 11% in the first six months of 1999. Unearned premiums increased as a result of the growth in gross premiums written discussed previously. Commissions payable decreased as a result of settling balances with reinsurers during the quarter. The decrease in accounts payable was largely due to a decrease in premiums payable to outside insurers from the personal auto operation. The increase in reinsurance balances payable is largely attributable to the increase in personal auto writings.

An accumulated other comprehensive loss of $1,055,916 was recorded at June 30, 1999 as a result of the net unrealized losses on the bonds available for sale as a result of the general increase in interest rates.

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

The Company has completed the assessment phase, the strategy phase, the analysis phase and the planning phase for its hardware and software systems, non-information technology equipment and strategic business relationships. The Company believes that it has completed the remediation and testing phase of all mission critical systems and all hardware. The Company is either in the remediation or testing phase of its non-mission critical software. The Company anticipates that its non-mission critical software will be compliant by September 30, 1999. The foregoing readiness analysis does not apply to software for certain discontinued operations which are in a runoff phase.

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

Lalande Readiness Lalande has been addressing its Year 2000 readiness since 1997. As of June 30, 1999, Lalande's mission critical systems are believed to be Year 2000 compliant. The Company expects that Lalande's non-mission critical systems will be Year 2000 compliant by September 30, 1999.

Costs The Company estimates that its costs of addressing the Year 2000 problem will aggregate approximately $940,000, including modifying or replacing software and other systems, hiring Year 2000 solution providers and internal assessment, remediation and testing. Of this amount, approximately $870,000 has been expensed and approximately $70,000 remains to be expended. These costs are being funded by internally generated funds.

Forward Looking Statements

Statements made in this report that are not strictly historical may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements. Important factors include, but are not limited to, (a) heightened competition, including price competition from existing competitors, from newly formed competitors and from the entry into the Company's markets of standard insurance companies which historically have not competed in the Company's specialty markets, (b) overcapitalization of the insurance industry, (c) contraction of the markets for the Company's various lines of business, (d) development and performance of new specialty programs, (e) the ongoing level of claims and claims-related expenses, (f) adequacy of claim reserves, (g) the ability to complete value-adding acquisitions, (h) the ability of the Company to fully integrate newly acquired companies and their customers and managers into the Company's business, (i) the ability of the Company to satisfy the conditions to closing of the proposed GMSP transaction and subsequently, the timely and effective investment of the transaction proceeds, and the implementation of new strategies for the investment of the Company's securities portfolios, (j) effects of Year 2000 problems encountered by the Company and those with whom it deals, and (k) general economic conditions including fluctuations in interest rates.

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

                                        GAINSCO, INC.



Date:  August 12, 1999
                                        By  /s/ DANIEL J. COOTS
                                           ------------------------------------
                                           Daniel J. Coots
                                           Senior Vice President, Treasurer and
                                            Chief Financial Officer

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

  27                Financial Data Schedule