Form 10-Q
period 1999-09-30
GAINSCO INC
filed 1999-11-12
CIK 786344

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    Form 10-Q


                Quarterly Report under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934




For Quarter Ended September 30, 1999               Commission File Number 1-9828



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

                                 Yes [X] No [ ]


As of September 30, 1999, there were 20,919,833 shares outstanding of the registrant's Common Stock, $.10 par value.

                         GAINSCO, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                                Page
                                                                                                                ----
  PART I.  FINANCIAL INFORMATION

       ITEM 1.      CONSOLIDATED FINANCIAL STATEMENTS:

                    Independent Auditors' Review Report                                                            3

                    Consolidated Balance Sheets as of September 30, 1999
                    (unaudited) and December 31, 1998                                                              4

                    Consolidated Statements of Operations for the Three Months
                    and Nine Months Ended September 30, 1999 and 1998 (unaudited)                                  6

                    Consolidated Statements of Cash Flows for the Nine Months
                    Ended September 30, 1999 and 1998 (unaudited)                                                  7

                    Notes to Consolidated Financial Statements
                    September 30, 1999 and 1998 (unaudited)                                                        9

       ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS                                                           16


  PART II. OTHER INFORMATION

       ITEM 1.      LEGAL PROCEEDINGS                                                                             21

       ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                           21

       ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.                                                             22

  SIGNATURE                                                                                                       23

                       INDEPENDENT AUDITORS' REVIEW REPORT



The Board of Directors and Shareholders of GAINSCO, INC. and subsidiaries

We have reviewed the accompanying consolidated balance sheet of GAINSCO, INC. and subsidiaries as of September 30, 1999, and the related consolidated statements of operations for the three month and nine month periods ended September 30, 1999 and 1998, and consolidated statements of cash flows for the nine month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of GAINSCO, INC. and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, statements of shareholders' equity and comprehensive income, and statements of cash flows for the year then ended (not presented herein); and in our report dated February 19, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the financial information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1998, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/S/KPMG LLP
Dallas, Texas
October 26, 1999

                          PART I. FINANCIAL INFORMATION

                         GAINSCO, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                      September 30         December 31
                                 Assets                                  1999                 1998
                                                                      ------------        ------------
                                                                      (unaudited)
  Investments

    Fixed maturities:

      Bonds held to maturity, at amortized cost (fair
          value: $42,745,872 - 1999, $60,978,145 - 1998)              $ 42,463,502          59,788,233

      Bonds available for sale, at fair value (Amortized cost:
          $155,206,217 - 1999, $143,806,030 - 1998)                    153,524,420         145,588,002

      Certificates of deposit, at cost (which approximates
          fair value)                                                      595,000             595,000

  Marketable securities, at fair value (cost: $340,168 - 1999,
      $318,436 - 1998)                                                     239,613             268,585

  Short-term investments, at cost (which approximates
      fair value)                                                       18,858,333           4,749,139
                                                                      ------------        ------------

                  Total investments                                    215,680,868         210,988,959

Cash                                                                     3,457,284           3,982,059

Accrued investment income                                                3,757,449           4,224,230

Premiums receivable (net of allowance for doubtful
   accounts: $47,000 - 1999, $81,000 - 1998)                            23,471,066          14,885,063

Reinsurance balances receivable                                          4,768,475           2,392,576

Ceded unpaid claims and claim adjustment expenses                       39,015,781          35,030,001

Ceded unearned premiums                                                 25,603,750          22,387,599

Deferred policy acquisition costs                                       15,082,078          11,320,142

Property and equipment (net of accumulated depreciation
   and amortization: $8,401,529 - 1999, $8,175,798 - 1998)               6,518,268           6,716,636

Current Federal income taxes (note 1)                                           --           5,031,950

Deferred Federal income taxes (note 1)                                   7,994,455           6,669,093

Management contract                                                      1,650,071           1,687,571

Other assets                                                             4,098,342           3,216,611

Goodwill (note 1)                                                       16,523,234          17,057,772
                                                                      ------------        ------------

                 Total assets                                         $367,621,121         345,590,262
                                                                      ============        ============


See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                                 September 30           December 31
                                                                                     1999                  1998
                                                                                 -------------         -------------
                                                                                  (unaudited)
  Liabilities and Shareholders' Equity


  Liabilities:

  Unpaid claims and claim adjustment expenses                                    $ 135,044,356           136,798,149

  Unearned premiums                                                                 83,841,901            63,601,677

  Commissions payable                                                                1,336,913             4,279,431

  Accounts payable                                                                   4,756,034             7,311,920

  Reinsurance balances payable                                                       8,388,046             1,327,997

  Deferred revenue                                                                   1,356,902             1,935,290

  Drafts payable                                                                     6,384,850             5,834,846

  Note payable (note 3)                                                             18,000,000            18,000,000

  Dividends payable (note 4)                                                           365,749               365,690

  Current Federal income taxes (note 1)                                                294,942                    --

  Other liabilities                                                                    306,324               651,364
                                                                                 -------------         -------------


         Total liabilities                                                         260,076,017           240,106,364
                                                                                 -------------         -------------


Shareholders' Equity (note 4):

  Preferred stock ($100 par value, 10,000,000 shares
     authorized, none issued)                                                               --                    --

  Common stock ($.10 par value, 250,000,000 shares authorized, 21,763,927 issued at September 30, 1999,
     21,740,657 issued at December 31, 1998)                                         2,176,393             2,174,066

  Additional paid-in capital                                                        87,826,099            87,778,548

  Accumulated other comprehensive income (loss) (note 1)                            (1,158,528)            1,138,941

  Retained earnings                                                                 26,395,665            22,086,868

  Treasury stock (844,094 shares at September 30, 1999 and
      December 31, 1998)                                                            (7,694,525)           (7,694,525)
                                                                                 -------------         -------------

         Total shareholders' equity                                                107,545,104           105,483,898
                                                                                 -------------         -------------

         Total liabilities and shareholders' equity                              $ 367,621,121           345,590,262
                                                                                 =============         =============


See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                Three months                                Nine months
                                                             ended September 30                          ended September 30
                                                       ---------------------------------         ---------------------------------
                                                           1999                 1998                 1999                 1998
                                                       ------------         ------------         ------------         ------------
Revenues:

  Premiums earned (note 2)                             $ 30,210,872           22,961,060           79,463,729           69,735,212
  Net investment income                                   2,380,581            2,536,044            6,867,530            7,505,167
  Net realized gains (note 1)                                22,539              242,249              681,438              556,116
  Insurance services                                        482,853              633,180            1,641,463            1,850,400
                                                       ------------         ------------         ------------         ------------

    Total revenues                                       33,096,845           26,372,533           88,654,160           79,646,895
                                                       ------------         ------------         ------------         ------------

Expenses:

  Claims and claim adjustment expenses
    (note 2)                                             21,853,230           15,737,047           53,631,751           69,433,537
  Commissions                                             7,236,544            4,842,508           20,583,786           16,506,909
  Change in deferred policy acquisition costs            (1,018,458)             273,729           (3,761,936)           1,507,113
  Interest expense (note 3)                                 327,841                   --              941,008                   --
  Amortization expense                                      172,031                   --              516,528                   --
  Underwriting and operating expenses                     3,092,504            4,158,087           10,531,953           12,695,372
                                                       ------------         ------------         ------------         ------------

    Total expenses                                       31,663,692           25,011,371           82,443,090          100,142,931
                                                       ------------         ------------         ------------         ------------

      Income (loss) before Federal income taxes           1,433,153            1,361,162            6,211,070          (20,496,036)

Federal income taxes:

  Current expense (benefit)                                 129,942             (140,694)             912,969           (4,105,685)
  Deferred expense (benefit)                               (107,514)             104,809              (77,849)          (4,658,360)
                                                       ------------         ------------         ------------         ------------

    Total taxes                                              22,428              (35,885)             835,120           (8,764,045)
                                                       ------------         ------------         ------------         ------------

    Net income (loss)                                  $  1,410,725            1,397,047            5,375,950          (11,731,991)
                                                       ============         ============         ============         ============


    Earnings (loss) per share:

         Basic                                         $        .07                  .07                  .26                 (.56)
                                                       ============         ============         ============         ============
         Diluted                                       $        .07                  .07                  .25                 (.56)
                                                       ============         ============         ============         ============


See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                    Nine Months ended September 30
                                                                                  ---------------------------------
                                                                                      1999                 1998
                                                                                  ------------          -----------
Cash flows from operating activities:

  Net income (loss)                                                               $  5,375,950          (11,731,991)

  Adjustments to reconcile net income (loss) to cash provided by operating activities:

    Depreciation and amortization                                                    3,167,409            3,610,719

    Change in deferred Federal income taxes                                            (77,849)          (4,658,360)

    Change in accrued investment income                                                466,781            1,469,491

    Change in premiums receivable                                                   (8,586,003)           3,755,727

    Change in reinsurance balances receivable                                       (2,375,899)            (661,526)

    Change in ceded unpaid claims and claim adjustment
        expenses                                                                    (3,985,780)          (4,451,382)

    Change in ceded unearned premiums                                               (3,216,151)          (3,564,257)

    Change in deferred policy acquisition costs                                     (3,761,936)           1,507,113

    Change in other assets                                                            (881,731)            (498,759)

    Change in unpaid claims and claim adjustment
        expenses                                                                    (1,753,793)          24,328,961

    Change in unearned premiums                                                     20,240,224           (1,944,559)

    Change in commissions payable                                                   (2,942,518)           1,202,868

    Change in accounts payable                                                      (2,555,886)          (1,110,129)

    Change in reinsurance balances payable                                           7,060,049            2,574,296

    Change in deferred revenue                                                        (578,388)             257,533

    Change in drafts payable                                                           550,004           (2,187,776)

    Change in other liabilities                                                       (345,040)            (301,087)

    Change in current Federal income taxes                                           5,356,868           (4,100,365)
                                                                                  ------------         ------------

      Net cash provided by operating activities                                   $ 11,156,311            3,496,517
                                                                                  ------------         ------------


See accompanying notes to consolidated financial statements.
                                                                     (continued)

                         GAINSCO, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                    Nine Months ended September 30
                                                  ---------------------------------
                                                      1999                 1998
                                                  ------------         ------------
Cash flows from investing activities:

  Bonds held to maturity:

    Matured                                       $ 16,639,999           22,873,069

    Purchased                                               --           (1,210,688)

  Bonds available for sale:

    Sold                                            18,894,471           38,576,136

    Matured                                          6,721,142            1,520,000

    Purchased                                      (38,731,216)         (23,538,400)

  Certificates of deposit matured                      370,000              545,000

  Certificates of deposit purchased                   (370,000)            (545,000)

  Marketable securities:
      Purchased                                        (21,732)                  --

  Net change in short-term investments             (14,109,194)         (38,778,366)

  Property and equipment purchased                     (27,363)            (358,597)
                                                  ------------         ------------

    Net cash used for investing activities         (10,633,893)            (916,846)
                                                  ------------         ------------

Cash flows from financing activities:

  Cash dividends paid                               (1,097,071)          (1,095,989)

  Proceeds from exercise of stock options               49,878               84,748

  Treasury stock acquired                                   --             (142,191)
                                                  ------------         ------------

    Net cash used for financing activities          (1,047,193)          (1,153,432)
                                                  ------------         ------------

Net increase (decrease) in cash                       (524,775)           1,426,239

Cash at beginning of period                          3,982,059              696,513
                                                  ------------         ------------

Cash at end of period                             $  3,457,284            2,122,752
                                                  ============         ============


See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                   (Unaudited)


(1)      Summary of Accounting Policies

         (a)      Basis of Consolidation

                  In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of GAINSCO, INC. and subsidiaries (the "Company") as of September 30, 1999, the results of operations and the statements of cash flows for the three months and nine months ended September 30, 1999 and 1998, on the basis of generally accepted accounting principles. The December 31, 1998 balance sheet included herein is derived from the consolidated financial statements included in the Company's 1998 Annual Report to Shareholders.

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

         (b)      Investments

                  Bonds held to maturity are stated at amortized cost, bonds available for sale and marketable securities are stated at fair value with changes in fair value recorded as a component of accumulated other comprehensive income. Short-term investments are stated at cost. The "specific identification" method is used to determine costs of investments sold. Provisions for possible losses are recorded when the values have experienced impairment considered "other than temporary". The bonds available for sale had an unrealized loss of $1,093,168 at September 30, 1999, net of the deferred tax benefit of $588,629 and an unrealized gain at December 31, 1998 of $1,158,282 net of the deferred tax expense of $623,690. The marketable securities had an unrealized loss of $65,360 at September 30, 1999, net of the deferred tax benefit of $35,194, and an unrealized loss at December 31, 1998 of $47,532.

                  Proceeds from the sale of bond securities totaled $2,845,644 and $24,292,490 for the three months ended September 30, 1999 and 1998, respectively, and $18,894,471 and $38,576,136 for the nine months ended September 30, 1999 and 1998, respectively. Realized gains were $22,539 and $247,572 for the three months ended September 30, 1999 and 1998, respectively, and $681,438 and $572,505 for the nine months ended September 30, 1999 and 1998,

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                   (Unaudited)


                  respectively. Realized losses were $0 and $5,323 for the three months ended September 30, 1999 and 1998, respectively, and $0 and $16,389 for the nine months ended September 30, 1999 and 1998, respectively.

         (c)      Federal Income Taxes

                  The Company and its subsidiaries file a consolidated Federal income tax return. Deferred income tax items are accounted for under the asset and liability method which provides for temporary differences between the reporting of earnings for financial statement purposes and for tax purposes, primarily deferred policy acquisition costs, the discount on unpaid claims and claim adjustment expenses and the nondeductible portion of the change in unearned premiums. The Company paid income taxes of $700,161 during the nine months ended September 30, 1999. The Company paid no income taxes during the three months ended September 30, 1999 or during the 1998 periods. The Company received Federal income tax refunds totaling $5,144,060 during the three months ended September 30, 1999.

         (d)      Earnings Per Share

                  The following table sets forth the computation of basic and diluted earnings per share:


                                                  Three months                           Nine months
                                               ended September 30                     ended September 30
                                         ------------------------------        ------------------------------
                                            1999               1998               1999               1998
                                         -----------        -----------        -----------        -----------
Numerator:
   Net income (loss)                     $ 1,410,725          1,397,047          5,375,950        (11,731,991)
                                         -----------        -----------        -----------        -----------

Denominator:
   Denominator for basic
     earnings per share-
     weighted average shares              20,902,381         20,896,563         20,898,890         20,876,795

Effect of dilutive securities:
   Employee stock options                    211,448            342,671            207,162            405,037
                                         -----------        -----------        -----------        -----------

Denominator for diluted
     earnings per share-
     weighted average shares
     and assumed conversions              21,113,829         21,239,234         21,106,052         21,281,832
                                         ===========        ===========        ===========        ===========

Basic earnings (loss) per share          $       .07                .07                .26               (.56)
                                         ===========        ===========        ===========        ===========
Diluted earnings (loss) per share        $       .07                .07                .25               (.56)
                                         ===========        ===========        ===========        ===========

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                   (Unaudited)


         (e)      Accumulated Comprehensive Income

                  The other comprehensive income amounts included in accumulated comprehensive income consisted of net unrealized gains (losses) on fixed maturities and marketable securities of $(1,158,528) and $1,138,941 at September 30, 1999 and December
                  31, 1998, respectively. Total comprehensive income (loss) consisting of net income (loss) and the changes in unrealized gains (losses) on fixed maturities and marketable securities was $1,308,113 and $2,389,564 for the three months ended September 30, 1999 and 1998, respectively, and $3,078,481 and $(11,076,102) for the nine months ended September 30, 1999 and 1998, respectively.

         (f)      Goodwill

                  Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, 25 years. The Company will periodically review the recoverability of goodwill based on an assessment of future operations to ensure it is appropriately valued.

(2)      Reinsurance

         The amounts deducted in the Consolidated Statements of Operations for reinsurance ceded for the three months and nine months ended September 30, 1999 and 1998, respectively, are set forth in the following table.

         Premiums and claims ceded to the commercial automobile plans of Arkansas, California, Louisiana, Mississippi and Pennsylvania are designated as "plan servicing".

                                         Three months                           Nine months
                                      ended September 30                     ended September 30
                                ------------------------------         -----------------------------
                                    1999               1998               1999               1998
                                -----------         ----------         ----------         ----------
Premiums earned                 $ 3,914,378            180,563          7,487,764            977,157

Premiums earned -
   plan servicing               $    74,528            925,602            957,808          2,793,577

Premiums earned -
   fronting arrangements        $11,949,587         11,015,983         37,365,561         29,654,146

Claims and claim
   adjustment expenses          $ 3,583,172          1,360,804          9,587,590          3,611,114

Claims and claim
   adjustment expenses -
   plan servicing               $   994,304            812,097          3,461,187          3,681,997

Claims and claim
   adjustment expenses -
   fronting arrangements        $10,134,206          7,540,188         29,067,452         23,574,857

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                   (Unaudited)


         The amounts included in the Consolidated Balance Sheets for reinsurance ceded to the commercial automobile plans of Arkansas, California, Louisiana, Mississippi and Pennsylvania, and the fronting arrangements as of September 30, 1999 and December 31, 1998 were as follows:


                                   1999               1998
                               -----------         ----------
Unearned premiums -
  plan servicing               $    18,273          1,139,560

Unearned premiums -
  fronting arrangements        $17,222,679         20,194,814

Unpaid claims and claim
  adjustment expenses -
  plan servicing               $ 8,806,952          9,380,484

Unpaid claims and claim
  adjustment expenses -
  fronting arrangements        $15,352,496         13,927,694

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

(3)      Note Payable

         In December of 1998, the Company entered into a note payable for $18,000,000 with a commercial bank. Interest is due monthly at an interest rate that approximates the 30-day London Interbank Offered Rate (LIBOR) plus 175 basis points (7.10875% and 6.7842% at September 30, 1999 and December 31, 1998, respectively). Principal payments of $500,000 are to be paid each quarter beginning January 1, 2000 with the balance of $10,500,000 due at maturity of the note on October 1, 2003. The Company recorded interest expense of $327,841 and $941,008 for the three months and nine months ended September 30, 1999, respectively. The Company paid interest of $327,841 and $1,042,872 for the three months and nine months ended September 30, 1999.

(4)      Shareholders' Equity

         As of September 30, 1999 there were 271,507 options outstanding to purchase common stock (options), at an average exercise price of $2.66 per share, that had been granted to officers and directors of the Company under the 1990 Stock Option Plan, 671,930 options, at an average exercise price of $8.71 per share, that had been granted to officers and directors of the Company under the 1995 Stock Option Plan,

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                   (Unaudited)


         and 579,710 options at an average exercise price of $5.75 per share that had been granted to Glenn W. Anderson under an employment agreement.

         As of December 31, 1998, the Company had purchased 844,094 shares of its common stock at a cost of $7,694,525. The Company has no plans to purchase additional shares.

         The Company's policy is to pay a quarterly cash dividend of $.0175 per share every quarter until further action is taken by the Board of Directors. A cash dividend of $365,749 was paid on October 15, 1999.

(5)      Segment Reporting

         The Company makes operating decisions and assesses performance for the commercial lines segment and the personal lines segment. The commercial lines segment writes primarily commercial auto, auto garage, general liability, professional liability and property. The personal lines segment writes primarily personal auto and mobile home coverages.

         The Company considers many factors including the nature of the insurance product and distribution strategies in determining how to aggregate operating segments.

         The following tables present a summary of segment income (loss) before Federal income taxes for the quarters ending September 30, 1999 and 1998 and the nine months ending September 30, 1999 and 1998:


                                                     Quarter ending September 30, 1999
                                     ---------------------------------------------------------------
                                     Commercial         Personal
                                       Lines             Lines              Other            Total
                                     ----------         --------          --------          --------
                                                         (Amounts in thousands)
Gross premiums written                $ 24,854            10,546                --            35,400
                                      ========          ========          ========          ========

Premiums earned                       $ 23,161             7,050                --            30,211
Net investment income                    1,300             1,081                --             2,381
Net realized gains                          --                --                23                23
Insurance services                          --               247               235               482
Expenses                               (24,095)           (6,978)              (91)          (31,164)
                                      --------          --------          --------          --------


   Operating income                        366             1,400               167             1,933

Interest expense                            --              (328)               --              (328)
Amortization expense                        --              (172)               --              (172)
                                      --------          --------          --------          --------

   Income before
      Federal income taxes            $    366               900               167             1,433
                                      ========          ========          ========          ========

   Combined ratio (GAAP basis)           104.0%             99.0%                              102.8%
                                      ========          ========                            ========

                                                  Quarter ending September 30, 1998
                                     ----------------------------------------------------------
                                     Commercial       Personal
                                       Lines           Lines          Other             Total
                                     ----------       --------       --------          --------
                                                      (Amounts in thousands)
Gross premiums written                $ 22,722             --              --            22,722
                                      ========          =====        ========          ========

Premiums earned                       $ 22,961                             --            22,961
Net investment income                    2,536             --              --             2,536
Net realized gains                          --             --             242               242
Insurance services                          --             --             634               634
Expenses                               (23,988)            --          (1,024)          (25,012)
                                      --------          -----        --------          --------



  Operating income (loss)                1,509             --            (148)            1,361

Interest expense                            --             --              --                --
Amortization expense                        --             --              --                --
                                      --------          -----        --------          --------


   Income (loss) before               $  1,509             --            (148)            1,361
                                      ========          =====        ========          ========
      Federal income taxes

   Combined ratio (GAAP basis)           104.5%            --                             104.5%
                                      ========          =====                          ========


                                                   Nine months ending September 30, 1999
                                     ---------------------------------------------------------------
                                     Commercial         Personal
                                       Lines             Lines             Other             Total
                                     ----------         --------          --------          --------
                                                         (Amounts in thousands)
Gross premiums written                $ 70,312            28,056                --            98,368
                                      ========          ========          ========          ========

Premiums earned                       $ 66,732            12,732                --            79,464
Net investment income                    5,594             1,274                --             6,868
Net realized gains                          --                --               681               681
Insurance services                          --               964               678             1,642
Expenses                               (66,674)          (12,698)           (1,614)          (80,986)
                                      --------          --------          --------          --------


   Operating income (loss)               5,652             2,272              (255)            7,669

Interest expense                            --              (941)               --              (941)
Amortization expense                        --              (517)               --              (517)
                                      --------          --------          --------          --------

   Income (loss) before
       Federal income taxes           $  5,652               814              (255)            6,211
                                      ========          ========          ========          ========

   Combined ratio (GAAP basis)            99.9%             99.7%                               99.8%
                                      ========          ========                            ========

                                                Nine months ending September 30, 1998
                                     ----------------------------------------------------------
                                     Commercial       Personal
                                       Lines           Lines          Other             Total
                                     ----------       --------       --------          --------
                                                      (Amounts in thousands)
Gross premiums written                $ 65,018             --              --            65,018
                                      ========          =====        ========          ========

Premiums earned                       $ 69,735                             --            69,735
Net investment income                    7,505             --              --             7,505
Net realized gains                          --             --             556               556
Insurance services                          --             --           1,851             1,851
Expenses                               (97,026)            --          (3,117)         (100,143)
                                      --------          -----        --------          --------


   Operating loss                      (19,786)            --            (710)          (20,496)

Interest expense                            --             --              --                --
Amortization expense                        --             --              --                --


   Loss before
      Federal income taxes            $(19.786)            --            (710)          (20,496)
                                      ========          =====        ========          ========


   Combined ratio (GAAP basis)           139.1%            --                             139.1%
                                      ========          =====                          ========


         Weather related claims of approximately $700,000 adversely impacted the combined ratio during the third quarter of 1999.

(6)      Subsequent Event

         On October 4, 1999 the Company closed the transactions contemplated by the Securities Purchase Agreement dated as of June 29, 1999 between the Company and Goff Moore Strategic Partners, L.P., a Texas limited partnership ("GMSP"). At the closing the Company sold to GMSP for an aggregate purchase price of $31,620,000 (i) 31,620 shares of GNA's Series A Convertible Preferred Stock, which are convertible into shares of GNA's Common Stock, par value $0.10 per share ("Common Stock"), at a conversion price of $5.10 per share (subject to adjustment as described therein), (ii) a five year Warrant to purchase an aggregate of 1,550,000 shares of Common Stock at an exercise price of $6.375 per share (subject to adjustment as described therein) and (iii) a seven year Warrant to purchase an aggregate of 1,550,000 shares of Common Stock at an exercise price of $8.50 per share (subject to adjustment as described therein). The Company and its insurance company subsidiaries entered into Investment Management Agreements with GMSP, pursuant to which GMSP will manage their respective investment portfolios. Completion of these Transactions concluded the strategic alternatives review process that the Company initiated in 1998. Proceeds from the GMSP transactions will be available for acquisitions, investments and other corporate purposes.

                         GAINSCO, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Results of Operations

Gross premiums written for the third quarter of 1999 were $35,399,741 versus $22,722,054 for the comparable 1998 period representing a 56% increase of which 47 percentage points were attributable to personal lines and 9 percentage points were attributable to commercial lines. For the first nine months of 1999 gross premiums written have increased 51% from the comparable 1998 period, personal lines accounted for 43 percentage points and commercial lines accounted for 8 percentage points. The following table presents, for each major product line, gross premiums written for the periods indicated:


                                                Three months                                      Nine months
                                             ended September 30                               ended September 30
                                --------------------------------------------     ---------------------------------------------
                                        1999                     1998                    1999                       1998
                                -------------------      -------------------     --------------------      -------------------
                                                                     (Amounts in thousands)
Commercial lines                 $24,854         71%          $22,722            $70,312           71%           $65,018

Personal lines                    10,546         29%               --             28,056           29%                --
                                 -------        ---           -------            -------          ---            -------
Total                            $35,400        100%          $22,722            $98,368          100%           $65,018
                                 =======        ===           =======            =======          ===            =======

For the third quarter of 1999 COMMERCIAL LINES are up 9% over the comparable 1998 period. Auto is up 18%, garage is down 8% and general liability is up 15%, in each case as compared to the third quarter of 1998. For the first nine months of 1999 COMMERCIAL LINES are up 8% over the comparable 1998 period. Auto is up 13%, garage is down 11% and general liability is up 7%, in each case as compared to the first nine months of 1998. Auto is up primarily because of increased market activity in certain classes of business. Garage is down primarily because of continued intense competition most notably in Florida. General liability is up primarily in Texas because of marketing efforts the Company has implemented to grow this line of business. PERSONAL LINES is primarily Florida personal auto which comes from the acquisition of the Lalande Group in the fourth quarter of 1998. For the first nine months of 1999, gross premium written percentages by state/product line are as follows: Florida personal auto (26%), Texas commercial auto (18%), and Texas general liability (6%) with no other state/product line comprising 5% or more. Premiums earned increased 32% and 14% for the three months and nine months ended September 30, 1999, respectively, as a result of the increase in premiums written.

Net investment income decreased 6% and 8% for the third quarter and first nine months of 1999, respectively, as a result of reinvesting maturities at lower yields because of shorter durations. At September 30, 1999, 75% of the Company's investments were in investment grade tax-exempt bonds with an average maturity of 3.1 years. On a taxable equivalent basis the return on average investments is 5.9% for 1999 and 6.2% for 1998. The Company has the ability to hold its bond securities until their maturity date. At September 30, 1999, approximately 13% of the Company's investments were in U.S. Treasury securities and 8% were in short-term money market funds.

The Company recorded net realized capital gains of $22,539 during the third quarter of 1999 versus $242,249 for the comparable 1998 period, which brings net realized capital gains for the nine months to $681,438 versus $556,116 for the same period in 1998. All of the gains were generated from the bonds available for sale category of the fixed maturity portfolio.

Insurance services revenues decreased $150,327 in the third quarter of 1999 from the third quarter of 1998. For the first nine months of 1999 a decrease of $208,937 has been recorded from the comparable 1998 period. These decreases are attributable to the run-off of the plan servicing and premium finance operations and the discontinuance of the computer software operation. These decreases are offset to some extent by claim adjusting fees earned from outside parties through the Lalande group.

Claims and claim adjustment expenses (C & CAE) increased $6,116,183 in the third quarter of 1999 from the third quarter of 1998. The C & CAE ratio was 72.3% in the third quarter of 1999 versus 68.5% in 1998 for the comparable period. The increase includes claims of approximately $700,000 from Hurricane Floyd and other weather-related catastrophes in the third quarter of 1999 and reduced earnings per share by approximately $.02 per share. C & CAE decreased $15,801,786 for the first nine months of 1999 from the comparable 1998 period. The first nine months of 1998 included approximately $24,380,000 in unfavorable C & CAE development from prior accident years. The C & CAE ratio was 67.5% for the first nine months of 1999 and 99.6% for the comparable 1998 period.

The ratio of commissions to gross premiums written was 20% for the third quarter of 1999 versus 21% for the comparable 1998 period and it was 21% for the first nine months of 1999 as compared to 25% for the comparable 1998 period. Commissions were higher for the nine month 1998 period compared to 1999 period primarily due to a decrease in commission income of approximately $2,592,000 for the first nine months of 1998 as a result of reducing previously accrued reinsurance commission. Reinsurance commissions were reduced due to a higher expected ultimate C & CAE ratio. The ratio of commissions to premiums earned is higher in the 1999 periods than in the 1998 periods primarily due to the increase in gross premiums written.

The change in deferred policy acquisition costs (DAC) resulted in a net increase to income of $1,018,458 for the third quarter of 1999 versus a net decrease of $273,729 in the third quarter of 1998. A net increase of $3,761,936 was recorded for the first nine months of 1999 versus a net decrease of $1,507,113 in the comparable 1998 period. The change in the amount of the increase or decrease in DAC between comparable periods is directly related to the rate at which unearned premiums are growing or declining as a result of the growth rate of premium writings. Since DAC (asset) is a function of unearned premiums (liability) the change in unearned premiums correlates to the change in DAC. The ratio of DAC to net unearned premiums was 26% at September 30, 1999 and 1998, respectively.

Interest expense is from the note payable and amortization expense relates to the goodwill recorded. The note payable and goodwill were recorded in conjunction with the Lalande acquisition that was made in the fourth quarter of 1998.

Underwriting and operating expenses decreased 26% in the third quarter of 1999 from 1998 and decreased 17% for the first nine months of 1999 from 1998, primarily as a result of legal fees, consulting fees, expenses associated with (1) the plan servicing operation, which is now in run-off , and (2) the discontinuance of the computer software operation.

The effective tax rates of 2% for the third quarter of 1999 and 13% for the first nine months of 1999 are primarily the result of tax-exempt income comprising a major portion of income before taxes. The tax benefit recorded in the first nine months of 1998 was due to the net loss for the period which resulted primarily from the large increase in C & CAE reserves.

Liquidity and Capital Resources

The primary sources of the Company's liquidity are funds generated from insurance premiums, net investment income and maturing investments. The short-term investments and cash are intended to provide adequate funds to pay claims without selling the fixed maturity investments. At September 30, 1999 the Company held short-term investments and cash of $22,315,617 which the Company believes is adequate liquidity for the payment of claims and other short-term commitments.

With regard to long term liquidity, the average duration of the investment portfolio is approximately 3.0 years which approximates the average payout period of claims. The fair value of the fixed maturity portfolio at September 30, 1999 was $1,399,427 below amortized cost.

Investments increased as a result of net cash provided by operating activities. The increase in premiums receivable is a result of a greater level of premium writings in the third quarter of 1999 than in the fourth quarter of 1998. Reinsurance balances receivable increased primarily because of claim recoverables from plan servicing and personal auto. Ceded unpaid claims and claim adjustment expenses increased primarily due to an increase in claims from fronting and from personal auto which had very small balances at December 31, 1998 since it was acquired in October, 1998. Ceded unearned premiums increased primarily because of the increase in personal auto writings. Deferred policy acquisition costs (DAC) increased as a direct result of the increase in unearned premiums. DAC was 26% and 27% of net unearned premiums at September 30, 1999 and at December 31, 1998, respectively. Current Federal income taxes receivable decreased primarily as a result of receiving the tax refund for 1998. The increase in deferred Federal income taxes recoverable is primarily related to the increase in unearned premium reserves.

Unpaid claims and claim adjustment expenses decreased primarily as a result of the amount of prior accident year claims in the commercial lines that were closed during the first nine months of 1999. This resulted in the number of outstanding claims decreasing 16% in the first nine months of 1999. Unearned premiums increased as a result of the growth in gross premiums written discussed previously. Commissions payable decreased as a result of settling balances with reinsurers during the second quarter of 1999. The decrease in accounts payable was primarily due to a decrease in premiums payable to outside insurers from the personal auto operation. The increase in reinsurance balances payable is primarily attributable to the increase in personal auto writings and increased activity in the fronting operation.

An accumulated other comprehensive loss of $1,158,528 was recorded at September 30, 1999 as a result of the net unrealized losses on the bonds available for sale as a result of the general increase in interest rates.

The Company is not aware of any current recommendations by the regulatory authorities, which if implemented, would have a material effect on the Company's liquidity, capital resources or results of operations.

GMSP Transactions

On October 4, 1999 the Company closed the transactions contemplated by the Securities Purchase Agreement dated as of June 29, 1999 between the Company and Goff Moore Strategic Partners, L.P., a Texas limited Partnership ("GMSP"). At the closing the Company sold to GMSP for an aggregate purchase price of $31,620,000 (i) 31,620 shares of GNA's Series A Convertible Preferred Stock, which are convertible into shares of GNA's Common Stock, par value $0.10 per share ("Common Stock"), at a conversion price of $5.10 per share (subject to adjustment as described therein), (ii) a five year Warrant to purchase an aggregate of 1,550,000 shares of Common Stock at an exercise price of $6.375 per share (subject to adjustment as described therein) and (iii) a seven year Warrant to purchase an aggregate of 1,550,000 shares of Common Stock at an exercise price of $8.50 per share (subject to adjustment as described therein). The Company and its insurance company subsidiaries entered into Investment Management Agreements with GMSP, pursuant to which GMSP will manage their respective investment portfolios. Completion of these Transactions concluded the strategic alternatives review process that the Company initiated in 1998. Proceeds from the GMSP transactions will be available for acquisitions, investments and other corporate purposes.

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

Year 2000 Readiness

Y2K Problem A "Year 2000 problem" exists worldwide because many existing computer programs use only the last 2 digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications could fail or create erroneous results. In addition to the two-digit portion of the problem, the Year 2000 is a leap year.

Company Readiness The Company appointed a Year 2000 team involving personnel from all business units responsible for implementing the project, while the department Vice Presidents formed the Year 2000 steering committee. The project scope encompassed information technology, including hardware and software whether developed internally or externally, building systems, vendors, banks, agents, reinsurers and the Company's exposure relating to policy coverage.

The Company has completed the assessment phase, the strategy phase, the analysis phase and the planning phase for its hardware and software systems, non-information technology equipment and strategic business relationships. The Company believes that it has completed the remediation and testing phase of all mission critical systems and all hardware. The Company is either in the remediation or testing phase of its non-mission critical software. The Company anticipates that its non-mission critical software will be compliant by November 30, 1999. The foregoing readiness analysis does not apply to software and hardware for certain operations which are in a runoff phase.

During 1998 the Company contracted with a major consulting vendor to perform due diligence assessment and testing of its Year 2000 project. While assessing the Company's readiness, the vendor identified some programs that required additional remediation and re-testing. The Company believes that it has corrected all the identified non-conforming programs.

The Company has performed a written survey of all strategic business partners including producers, general agents, material vendors, reinsurers, reinsurance intermediaries, utilities, telecommunications services, web hosting providers, Internet service providers, hardware providers, software providers and financial institutions. The Company is monitoring the progress of the partners, which if impaired by a Year 2000 problem, would have a material impact on the Company. The Company has established contingency plans in the event that a material business partner is not Year 2000 ready. However, there can be no assurance that all material business partners will be Year 2000 ready and such could have a material effect on the Company's financial position.

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

The Company has established contingency plans for hardware and software failures with respect to the Year 2000 problem. Since the Company's mission critical systems and hardware are believed to be Year 2000 compliant and have been assessed by an outside vendor, the Company does not expect any material Year 2000 failures. The Company believes that it has reviewed all material business partners' readiness, and has been advised that their mission critical systems and software are believed to be Year 2000 compliant. If, in the event the Company becomes aware of a strategic partner's failure to be prepared, the Company will evaluate using another vendor.

Costs The Company estimates that its costs of addressing the Year 2000 problem will aggregate approximately $920,000, including modifying or replacing software and other systems, hiring Year 2000 solution providers and internal assessment, remediation and testing. Of this amount, approximately $900,000 has been expensed and approximately $20,000 remains to be expended. These costs are being funded by internally generated funds.

Forward Looking Statements

Statements made in this report that are not strictly historical may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements. Important factors include, but are not limited to, (a) heightened competition, including price competition from existing competitors, from newly formed competitors and from the entry into the Company's markets by standard insurance companies which historically have not competed in the Company's specialty markets, (b) overcapitalization of the insurance industry, (c) contraction of the markets for the Company's various lines of business, (d) development and performance of new specialty programs, (e) the ongoing level of claims and claims-related expenses, (f) adequacy of claim reserves, (g) the ability to complete value-adding acquisitions, (h) the ability of the Company to fully integrate newly acquired companies and their customers and managers into the Company's business, (i) the ability of the Company to timely and effectively invest the proceeds of the GMSP transactions and to implement new strategies for the investment of the Company's securities portfolios under the investment management agreement with GMSP, (j) effects of Year 2000 problems encountered by the Company and those with whom it deals, and (k) general economic conditions including fluctuations in interest rates.

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

Item 4. Submission of Matters to a Vote of Security Holders

         A Special Meeting of Shareholders of the Company was held on September 21, 1999 in Fort Worth, Texas. At the Special Meeting, shareholders approved the GMSP transactions previously described under "Management's Discussion and Analysis of Financial Conditions and Results of Operations - GMSP Transactions." The results of the voting were as follows:

         For:                         15,456,248
         Against:                        438,782
         Abstentions and
         Brokers Non-Votes:               75,887

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  3.7      Bylaws of Registrant as amended through October 13,
                           1999.

                  11. The statement re computation of per share earnings is included in the notes to consolidated financial statements.

                  27. Financial Data Schedule for the period ended September 30, 1999.

         (b)      Reports on Form 8-K

                  Form 8-K Report filed July 2, 1999 reporting under Item 5 that on June 29, 1999 the Company entered into a Securities Purchase Agreement with Goff Moore Strategic Partners, L.P., a Texas limited partnership. No financial statements were filed with the Form 8-K report.

Item 15. Awareness Letter of KPMG LLP

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the Registrant as well as in his capacity as Chief Financial Officer.

                                          GAINSCO, INC.



Date:  November 12, 1999
                                    By     /s/ Daniel J. Coots
                                           -------------------------------------
                                           Daniel J. Coots
                                           Senior Vice President, Treasurer and
                                            Chief Financial Officer

                               INDEX TO EXHIBITS

Exhibit No.                Description
-----------                -----------
   3.7                     Bylaws of Registrant as amended through October 13,
                           1999.

   11. The statement re computation of per share earnings is included in the notes to consolidated financial statements.

   15.                     Awareness Letter of KPMG LLP

   27.                     Financial Data Schedule for the period ended
                           September 30, 1999.
