Form 10-K405
period 1999-12-31
GAINSCO INC
filed 2000-03-29
CIK 786344

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



                                 GAINSCO, INC.
             (Exact name of registrant as specified in its charter)

         TEXAS                                            75-1617013
(State of Incorporation)                                (IRS Employer
                                                      Identification No.)
500 Commerce Street
Fort Worth, Texas                                         76102
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code (817) 336-2500

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class              Name of each exchange on which registered
Common Stock ($.10 par value)                The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     X    Yes          No
                                          --------     --------

The aggregate market value of registrant's Common Stock ($.10) par value), registrant's only class of voting or non-voting common equity stock, held by non-affiliates of the registrant (19,136,399 shares) as of the close of the business on March 23, 2000 was $114,818,394 (based on the closing sale price of $6.00 per share on that date on the New York Stock Exchange).

As of March 23, 2000, there were 20,919,833 shares of the registrant's Common Stock ($.10 par value) outstanding.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                     PART I





ITEM 1.  BUSINESS

GENERAL DESCRIPTION

    GAINSCO, INC. ("GNA") is a holding company that provides administrative and financial services for its wholly owned subsidiaries. The term "Company" as used in this document includes GNA and its subsidiaries unless the context otherwise requires. GNA was incorporated in Texas on October 11, 1978. It completed its initial public offering on November 14, 1986.

    The Company is a property and casualty insurance company concentrating its efforts on three major nonstandard markets: commercial lines, personal lines and specialty lines. The commercial lines division includes commercial auto, garage, general liability and commercial property products. The personal lines division includes personal auto, umbrella and personal property products. The specialty lines division is focused on developing growth in professional liability products. The Company's insurance operations are conducted through four insurance companies: General Agents Insurance Company of America, Inc. ("General Agents"), an Oklahoma corporation; MGA Insurance Company, Inc.("MGAI"), a Texas corporation; GAINSCO County Mutual Insurance Company ("GCM"), a Texas chartered company: and Midwest Casualty Insurance Company ("MCIC"), a North Dakota insurance corporation acquired January 7, 2000. See "Recent Developments". The Company is approved to write insurance in 48 states and the District of Columbia on a non-admitted basis and in 44 states and the District of Columbia on an admitted basis. The Company markets its commercial lines of insurance through 161 non-affiliated general agency offices and its personal line of insurance through approximately 1,120 non-affiliated retail agencies. Approximately 75% of the Company's gross premiums written during 1999 resulted from risks located in California, Florida, Georgia, Pennsylvania, Tennessee and Texas.

    The Company's lines of insurance are written on certain classes and types of risks which are not generally insured by many of the standard companies, although such companies have been competing in this market more frequently in recent years. The strategy of the Company is to identify various types of risks where it can price its coverages profitably and competitively. This strategy results in changes in product mix and product design from time to time. For a description of the product lines presently written by the Company, see "Product Lines." The Company sets its policy premiums by applying its own judgment after consideration of the risks involved and the competition. Part of its analysis includes the review of historical premium rate and loss cost information as compiled and reported by independent rating bureaus.

    Through GCM, the Company has fronting agreements with two non-affiliated insurance companies. The business written under these agreements is ceded 100% to reinsurers rated "A- (Excellent)" or better by A.M. Best Company ("Best's"), and 100% of the liabilities are fully collateralized with pledged investment grade securities or letters of credit.

RECENT DEVELOPMENTS

    Goff Moore Strategic Partners, L.P. Transaction. On October 4, 1999 GNA sold to Goff Moore Strategic Partners, L.P., a Texas limited partnership ("GMSP") for an aggregate purchase price of $31,620,000 (i) 31,620 shares of GNA's Series A Convertible Preferred Stock (the "Series A Preferred Stock"), which are convertible into 6,200,000 shares of GNA's Common Stock, par value $0.10 per share ("Common Stock"), at a conversion price of $5.10 per share,
(ii) a five year warrant to purchase an aggregate of 1,550,000 shares of Common Stock at an exercise price of $6.375 per share and (iii) a seven year Warrant to purchase an aggregate of 1,550,000 shares of Common Stock at an exercise of $8.50 per share. At closing GNA and its insurance company subsidiaries entered into Investment Management Agreements with GMSP, pursuant to which GMSP manages their respective investment portfolios. See "Investments" and "Item 13. Certain Relationships and Related Transactions - Transaction with Goff Moore Strategic Partners, L.P." Completion of these transactions (collectively, the "GMSP Transaction") concluded the strategic alternatives review process that the Company initiated in 1998. Proceeds from the GMSP Transaction are available for acquisitions, investments and other corporate purposes.

    Tri-State Acquisition. On January 7, 2000, the Company acquired Tri-State, Ltd.("Tri-State"), an insurance operation specializing in underwriting, servicing and claims handling of nonstandard personal auto insurance in Minnesota, North Dakota and South Dakota. Tri-State owns and operates a managing general agency, a motor vehicle driving records service company and an insurance subsidiary, MCIC. Tri-State was incorporated in 1980 and currently markets nonstandard personal auto insurance through over 320 retail agencies in its three key states and commercial automobile insurance in four states. The Company plans for Tri-State to continue to operate at its current locations to develop personal and commercial lines of business. The purchase price consideration consisted of $6,000,000 in cash at closing, plus additional payments of up to $5,500,000 in cash over the next several years, contingent on conversion of business to the Company, meeting specific profitability targets and Tri-State's 1999 year-end book value. Tri-State's insurance subsidiary, MCIC, had approximately $3,000,000 of policyholders' surplus at December 31,1999.


PRODUCT LINES

    The Company's principal products serve certain nonstandard markets within the commercial lines and personal lines. The following table sets forth, for each product line, gross premiums written (before ceding any amounts to reinsurers), percentage of gross premiums written for the periods indicated and the number of policies in force at the end of each period.

                                                                Years ended December 31
                                            ----------------------------------------------------------------
                                                    1999                   1998                  1997
                                            -----------------        ---------------        ----------------
                                                            (Dollar amounts in thousands)
Gross Premiums Written:
     Commercial Lines                       $ 97,139       73%       $88,188      97%       $99,776     100%
     Personal Lines                           36,759       27          2,974       3             --      --
                                            --------      ---        -------      --        -------     ---

                                            $133,898      100%       $91,162     100%       $99,776     100%
                                            ========      ===        =======     ===        =======     ===
Policies in Force (End of Period)             68,943                  38,939                 35,962

Commercial Lines The commercial lines of insurance written by the Company include:

    Commercial Auto The commercial auto coverage underwritten by the Company includes risks associated with local haulers of specialized freight, tradespersons' vehicles and trucking companies.

    Garage The Company's garage product line includes garage liability, garage keepers' legal liability and dealers' open lot coverages. The Company targets its coverage to used car dealers, recreational vehicle dealers, automobile repair shops and wrecker/towing risks.

    General Liability The Company underwrites general liability insurance for businesses such as car washes, janitorial services, small contractors, apartment buildings, rental dwellings and retail stores.

    Property The Company underwrites commercial property coverages that include fire, extended coverage and vandalism on commercial establishments packaged with its liability product or on a monoline basis

Personal Lines The personal lines of insurance written by the Company include:

    Personal Auto The Company's personal auto product line is in the nonstandard personal auto market and is primarily written with minimum liability limits.

    Umbrella The Company writes personal umbrella risks which do not have access to the preferred markets.

    Property The Company writes nonstandard dwelling fire risks and is expanding into nonstandard homeowners coverages.

Specialty Lines The Company underwrites and manages programs in professional liability for lawyers, real estate agents, educators and other general professions, as well as directors and officers liability.


REINSURANCE

    The Company purchases reinsurance in order to reduce its liability on individual risks and to protect against catastrophe claims. A reinsurance transaction takes place when an insurance company transfers, or "cedes", to another insurer a portion or all of its exposure. The reinsurer assumes the exposure in return for a portion or the entire premium. The ceding of insurance does not legally discharge the insurer from its primary liability for the full amount of the policies, and the ceding company is required to pay the claim if the reinsurer fails to meet its obligations under the reinsurance agreement.


Commercial Lines

    Prior to 1999, the Company wrote commercial casualty policy limits of $1,000,000. For policies with an effective date occurring from 1995 through 1998, the company has first excess casualty reinsurance for 100% of casualty claims exceeding $500,000 up to the $1,000,000 policy limits, resulting in a maximum net claim retention per risk of $500,000 for such policies. Beginning in 1999, the Company began writing commercial casualty policy limits of $5,000,000. The Company has first excess casualty reinsurance for 100% of casualty claims exceeding $500,000 up to $1,000,000 and second excess casualty reinsurance for 100% of casualty claims exceeding $1,000,000 up to the $5,000,000 policy limits, resulting in a maximum net claim retention per risk of $500,000. The Company uses facultative reinsurance for policy limits written in excess of $5,000,000.

    The Company also has excess casualty clash reinsurance for $5,000,000 in ultimate net losses on any one accident in excess of $1,000,000 in ultimate net losses arising out of each accident.


Personal Lines

    For its umbrella coverages, the Company has excess casualty reinsurance for 100% of umbrella claims exceeding $1,000,000 up to $10,000,000 policy limits. The Company also has quota share reinsurance for 75% of the first $1,000,000 of umbrella claims resulting in a maximum net claim retention per risk of $250,000.

    For its personal auto coverages, the Company has excess casualty clash reinsurance for $5,000,000 in ultimate net losses on any one accident in excess of $1,000,000 in ultimate net losses arising out of each accident.


Specialty Lines

    For its lawyers professional liability coverages, the Company has quota share reinsurance for 50% of the first $1,000,000 of professional liability claims and excess casualty reinsurance for 100% of professional liability claims exceeding $1,000,000 up to $5,000,000 policy limits resulting in a maximum net claim retention per risk of $500,000.

    For its real estate agents professional liability coverages, the Company has quota share reinsurance for 25% of the first $1,000,000 of professional liability claims resulting in a maximum net claim retention per risk of $750,000.

    For its educators professional liability coverages, the Company has quota share reinsurance for 60% of the first $1,000,000 of professional liability claims and excess casualty reinsurance for 100% of professional liability claims exceeding $1,000,000 up to $5,000,000 policy limits resulting in a maximum net claim retention per risk of $400,000.

    For its directors and officers liability coverages, the Company has quota share reinsurance for 90% of the first $5,000,000 of professional liability claims resulting in a maximum net claim retention per risk of $500,000.


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

    The Company is operating under excess casualty reinsurance treaties with six reinsurance companies for its commercial lines business, each of which reinsures a given percentage of ceded risks. The Company's excess reinsurance is provided in varying amounts by these reinsurers who are rated "A (Excellent)" or better by Best's. See "Rating." The following table identifies each such reinsurer and sets forth the percentage of the coverage assumed by each of them:

                                                                 Percentage of Risk Reinsured
                                                ------------------------------------------------------------
                                                         2000                     1999               1998
                                                ----------------------    ----------------------  ----------
                                                1st Excess  2nd Excess    1st Excess  2nd Excess  1st Excess
 Excess Reinsurer :                             ----------  ----------    ----------  ----------  ----------
 ----------------
    American Re-insurance Company                      35%         40%          --%         40%         --%
    Dorinco Reinsurance Company                        --          --           35          --          35
    First Excess and Reinsurance Corporation           --          40           35          40          --
    Folksamerica Reinsurance Company                   15          --           --          --          --
    GE Reinsurance Corporation                         20          --           --          --          --
    Liberty Mutual Insurance Company                   20          20           20          20          20
    PMA Reinsurance Corporation                        --          --           --          --          35
    Republic Western Insurance Company                 10          --           10          --          10
                                                      ---         ---          ---         ---         ---

                                                      100%        100%         100%        100%        100%
                                                      ===         ===          ===         ===         ===


    The Company carries catastrophe property reinsurance to protect it against catastrophe occurrences for 95% of the property claims that exceed $500,000 but do not exceed $12,500,000 for a single catastrophe. The Company also carries property excess per risk reinsurance that covers property claims exceeding $300,000 up to $5,000,000 net loss each risk. The Company uses facultative reinsurance for limits written on individual risks in excess of $5,000,000.

    Since 1995, the Company has had reinsurance fronting arrangements with non-affiliated insurance companies. The Company retains no portion of the business written under these agreements as it is 100% ceded to non-affiliated reinsurers. Although these cessions are made to authorized reinsurers rated "A- (Excellent)" or better by Best's, the agreements require that collateral (in the form of trust agreements and/or letters of credit) be maintained to assure payment of the unearned premiums and unpaid claims and claim adjustment expenses relating to the risks insured under these fronting arrangements. Sec Note (5) of Notes to Consolidated Financial Statements.

    The Company has signed contracts in force for its reinsurance treaties for all years through 1999. The Company has written confirmations from reinsurers for 2000 regarding the basic terms and provisions under which they will assume the Company's risks, but, as of the date hereof, formal reinsurance treaty contracts with these reinsurers have not been executed. It is customary in the industry for insurance companies and reinsurers to operate under such commitments pending the execution of formal reinsurance treaties. No assurance can be given that such reinsurance treaties will be executed or, if executed, that the terms and provisions thereof will not be modified.


MARKETING AND DISTRIBUTION

    The Company markets its commercial lines insurance products through 161 non-affiliated general agency offices, commonly referred to as wholesale agents. These general agents each represent several insurance companies, some of which may compete with the Company. The general agents solicit business from independent local agents or brokers, commonly referred to as retail agents, who are in direct contact with insurance buyers.

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

    The general agents are compensated on a commission basis that varies by line of business. In addition, the general agency contracts between the Company and its general agents contain profit contingency inducements designed to reward those general agents with superior claim ratios who write certain minimum levels of premium with the Company. The general agents also retain a portion of the payment made by the insured as policy fee in connection with the issuance of some of the Company's non-admitted policies.

    Certain coverages, such as auto liability, may only be written in some states by companies with the authority to write insurance on an admitted basis in such states. The Company currently is approved to write insurance on an admitted basis in 44 states and the District of Columbia.

    Nonstandard personal auto is marketed through approximately 1,120 non-affiliated retail agencies that are compensated on a commission basis. The retail agents may represent several insurance companies and they are in direct contact with the insurance buyer. This business is written on an admitted basis.


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

    The process of establishing claim reserves is an imprecise science and reflects significant judgmental factors. In many liability cases, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured claim and the settlement of the claim. Some judicial decisions and legislative actions, even after coverage is written and reserves are initially set, broaden liability and policy definitions and increase the severity of claim payments. As a result of this and other societal and economic developments, the uncertainties inherent in estimating ultimate claim costs on the basis of past experience have increased significantly, further complicating the already difficult claim reserving process.

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

    The following table sets forth the changes in unpaid claims and claim adjustment expenses, net of reinsurance cessions, as shown in the Company's consolidated financial statements for the periods indicated:


                                                                           As of and for the years ended December 31
                                                                           -----------------------------------------
                                                                                 1999         1998         1997
                                                                               --------     --------     --------
                                                                                        (Amounts in thousands)
Unpaid claims and claim adjustment expenses, beginning of period               $136,798      113,227      105,691
Less:  Ceded unpaid claims and claim adjustment expenses, beginning
       of period                                                                 35,030       29,524       26,713
                                                                               --------     --------     --------
Net unpaid claims and claim adjustment expenses, beginning of                   101,768       83,703       78,978
                                                                               --------     --------     --------
period
Net claims and claim adjustment expense incurred related to:
      Current period                                                             75,976       59,635       53,969
      Prior periods                                                                 373       26,718        8,117
                                                                               --------     --------     --------
        Total net claim and claim adjustment expenses incurred                   76,349       86,353       62,086
                                                                               --------     --------     --------
Net claims and claim adjustment expenses paid related to:
      Current period                                                             32,651       19,693       17,807
      Prior periods                                                              49,951       48,595       39,554
                                                                               --------     --------     --------
        Total net claim and claim adjustment expenses paid                       82,602       68,288       57,361
                                                                               --------     --------     --------
Net unpaid claims and claim adjustment expenses, end of period                   95,515      101,768       83,703
Plus:  Ceded unpaid claims and claim adjustment expenses, end of                 37,299       35,030       29,524
                                                                               --------     --------     --------
period
Unpaid claims and claim adjustment expenses, end of period                     $132,814      136,798      113,227
                                                                               ========     ========     ========


    For 1998 the development in claims and claim adjustment expenses incurred was primarily the result of unanticipated development for commercial auto claims for the 1997, 1996 and 1995 accident years. For 1997 the development in claims and claim adjustment expenses incurred was largely a result of claim reserve increases recorded for commercial auto claims in Kentucky for the 1996 and 1995 accident years and development in claim adjustment expense reserves for commercial auto in the 1996, 1995 and 1994 accident years.

    The following table sets forth, as of December 31, 1999, 1998, and 1997, differences between the amount of net unpaid claims and claim adjustment expenses reported in the Company's statements, prepared in accordance with statutory accounting principles ("SAP"), and filed with the various state insurance departments, and those reported in the consolidated financial statements prepared in accordance with generally accepted accounting principles ("GAAP"):

                                                                                      As of December 31
                                                                            ------------------------------------
                                                                              1999           1998          1997
                                                                            --------      --------      --------

                                                                                    (Amounts in thousands)

Net unpaid claims and claim adjustment expenses reported on a SAP basis     $ 96,472       102,404        84,406
Adjustments:
     Estimated recovery for salvage and subrogation                             (957)         (636)         (703)
                                                                            --------      --------      --------

Net unpaid claims and claim adjustment expenses reported on a GAAP          $ 95,515       101,768        83,703
basis                                                                       ========      ========      ========


    The following table represents the development of GAAP balance sheet reserves for the years ended December 31, 1989 through 1999. The top line of the table shows the reserves for unpaid claims and claim adjustment expenses for the current and all prior years as recorded at the balance sheet date for each of the indicated years. The reserves represent the estimated amount of claims and claim adjustment expenses for claims arising in the current and all prior years that are unpaid at the balance sheet date, including claims that have been incurred but not yet reported to the Company.

    The second portion of the following table shows the net cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year. The third portion of the table shows the reestimated amount of the previously recorded net unpaid claims and claim adjustment expenses based on experience as of the end of each succeeding year, including net cumulative payments made since the end of the respective year. For example, the 1994 liability for net claims and claim adjustment expenses reestimated five years later (as of December 31, 1999) was $67,607,000 of which $66,573,000 has been paid, leaving a net reserve of $1,034,000 for claims and claim adjustment expenses in 1994 and prior years remaining unpaid as of December 31, 1999.

    "Net cumulative deficiency" represents the change in the estimate from the original balance sheet date to the date of the current estimate. For example, the 1994 net unpaid claims and claim adjustment expenses indicates a $6,850,000 net deficiency from December 31, 1994 to December 31, 1999 (five years later). Conditions and trends that have affected development of liability in the past may or may not necessarily occur in the future. Accordingly, it may or may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

                                                         As of and for the years ended December 31
                       ----------------------------------------------------------------------------------------------------------
                        1989     1990      1991      1992      1993      1994      1995      1996       1997       1998      1999
                        ----     ----      ----      ----      ----      ----      ----      ----       ----       ----      ----
                                                                 (Amounts in thousands)
Unpaid claims &
claim adjustment
expenses:
     Gross              35,744   45,214    53,148    66,517    72,656    80,729    95,011    105,691    113,227    136,798  132,814
     Ceded              15,695   16,308    15,105    16,594    16,701    19,972    24,650     26,713     29,524     35,030   37,299
                        ------   ------    ------    ------    ------    ------    ------     ------     ------     ------  -------
     Net                20,049   28,906    38,043    49,923    55,955    60,757    70,361     78,978     83,703    101,768   95,515

Net cumulative paid
as of:
     One year later      7,545   10,251    15,037    22,470    24,090    24,730    32,584     39,654     48,595     49,951
     Two years later    12,340   18,145    26,819    37,032    39,182    41,874    56,605     70,185     82,950
     Three years later  16,413   23,255    33,879    45,884    46,688    55,338    73,349     90,417
     Four years later   19,085   26,171    37,292    51,082    54,428    62,389    82,667
     Five years later   20,633   26,970    39,999    54,092    57,628    66,573
     Six years later    21,020   28,399    41,143    55,828    58,191
     Seven years later  21,700   28,734    42,020    56,754
     Eight years later  21,871   28,806    42,464
     Nine years later   21,830   29,109
     Ten years later    22,120

Net unpaid claims
and claim
adjustment
expenses
reestimated
as of:
     One year later     20,060   28,354    38,528    54,150    59,573    61,157    75,703     87,095    110,421    102,141
     Two years later    20,566   28,479    42,235    57,223    59,922    62,296    80,356    104,588    111,981
     Three years later  21,214   30,035    43,217    57,459    59,247    63,871    88,867    105,386
     Four years later   22,431   30,129    42,493    56,832    58,414    67,442    89,030
     Five years later   22,332   29,022    42,191    56,337    59,735    67,607
     Six years later    22,034   29,073    41,984    56,721    59,695
     Seven years later  21,965   28,908    42,356    56,938
     Eight years later  21,950   28,828    42,527
     Nine years later   21,872   29,037
     Ten years later    22,111

Net cumulative         (2,062)    (131)   (4,484)   (7,015)   (3,740)   (6,850)  (18,669)   (26,408)   (28,278)      (373)
deficiency

    Net unpaid claims and claim adjustment expenses at December 31, 1999 were approximately $95,515,000, which the Company believes is adequate.


INSURANCE RATIOS

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

                                                               Years ended December 31
                                               -----------------------------------------------------
                                                1999        1998        1997        1996        1995
                                               -----       -----        ----       -----       -----
COMPANY RATIOS
    Claims Ratio                                67.9%       95.9%       60.0%       54.3%       48.7%
    Expense Ratio                               30.7        37.9        34.4        34.5        34.2
                                               -----       -----        ----       -----       -----
    Combined Ratio                              98.6%      133.8%       94.4%       88.8%       82.9%
                                               =====       =====        ====       =====       =====
INDUSTRY RATIOS (1)
    Claims Ratio                                78.3%       76.2%       72.8%       78.4%       78.9%
    Expense Ratio                               28.1        27.3        27.1        26.3        26.1
                                               -----       -----        ----       -----       -----
    Combined Ratio                             106.4%      103.5%       99.9%      104.7%      105.0%
                                               =====       =====        ====       =====       =====

---------------------
(1) The property and casualty industry as a whole, not companies with comparable lines of coverage, was used in the calculation of these ratios by A.M. Best. Ratios for 1999 are A.M. Best estimates.


    The favorable variance to the industry for 1999 with regard to the claims ratio is primarily the result of closely monitoring and adjusting pricing, when needed, and writing shorter duration business than the industry as a whole. The unfavorable variance to the industry with regard to the claims ratio in 1998 is largely related to unanticipated unfavorable claim development recorded in 1998 on the 1997, 1996 and 1995 accident years for the commercial auto liability line. For 1998, the increase in the unfavorable variance to the industry with regard to the expense ratio is largely because of downward adjustments in reinsurance commission income as a result of the unanticipated unfavorable claim development in 1998. For 1999 and prior years, the unfavorable variance to the industry with regard to the expense ratios is a function of the specific lines that the Company writes.

    The Company ratios in the table above relate only to insurance operations. GNA as a holding company provides administrative and financial services for its wholly owned subsidiaries. The allocation of GNA's expenses solely to its insurance companies would have an impact on their results of operations and would also affect the ratios presented. As such, expenses related to GNA's strategic alternatives review process conducted in 1999 and 1998 are not included in these ratios.

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

    The following table presents the Company's claims, expense and combined ratios on a GAAP basis:

                                      Years ended December 31
                       ----------------------------------------------------
                       1999         1998        1997       1996       1995
                       ----         ----        ----       ----       ----
Claims Ratio           67.4%        93.7%       60.7%      54.7%      49.8%
Expense Ratio          32.0         39.0        33.7       33.8       33.1
                       ----         ----        ----       ----       ----
Combined Ratio         99.4%       132.7%       94.4%      88.5%      82.9%
                       ====        =====        ====       ====       ====

    The Company ratios in the table above relate only to insurance operations. The holding company provides administrative and financial services for its wholly owned subsidiaries. The allocation of the holding company's expenses solely to its insurance companies would have an impact on their results of operations and would also affect the ratios presented.

    PREMIUM TO SURPLUS RATIO: The following table shows, for the periods indicated, the Company's statutory ratios of statutory net premiums written to statutory policyholders' surplus. While there is no statutory requirement which establishes a permissible net premiums written to surplus ratio, guidelines established by the National Association of Insurance Commissioners ("NAIC") provide that this ratio should not be greater than 3 to 1.

                                                          As of and for the years ended December 31
                                            ----------------------------------------------------------------
                                               1999          1998           1997         1996         1995
                                            ---------     ---------      ---------    ---------    ---------
                                                            (Dollar amounts in thousands)
        Net premiums written                $ 130,105        87,040         98,858      109,227      108,689
        Policyholders' surplus               $ 69,155        71,826         78,496       59,012       50,140
        Ratio                               1.88 to 1     1.21 to 1      1.26 to 1    1.85 to 1    2.17 to 1



INVESTMENT PORTFOLIO HISTORICAL RESULTS AND COMPOSITION

    The following table sets forth, for the periods indicated, the Company's investment results before income tax effects:

                                                              As of and for the years ending December 31
                                                   -------------------------------------------------------------
                                                      1999         1998         1997        1996          1995
                                                   ---------     -------      -------      -------       -------
                                                                     (Dollar amounts in thousands)

Average investments (1)                            $ 228,945     212,215      209,121      192,221       170,881
Investment income                                  $   9,722       9,803        9,731        9,161         8,157
Return on average investments (2)                        4.3%        4.6%         4.7%         4.8%          4.8%
Taxable equivalent return on average investments         5.7%        6.2%         6.5%         6.6%          6.6%
Net realized gains                                 $     606         693          327          472           108
Net unrealized gains (losses) (3)                  $  (3,456)      2,922        2,422        1,559         2,772

----------------------------
(1) Average investments is the average of beginning and ending investments at amortized cost, computed on an annual basis.
(2)  Includes taxable and tax-exempt securities.
(3)  Includes net unrealized gains (losses) for total investments.






    The following table sets forth the composition of the investment portfolio of the Company.

                                                                          As of December 31
                                                  ---------------------------------------------------------------------
                                                          1999                      1998                   1997
                                                  ---------------------       ------------------    -------------------
                                                                     (Dollar amounts in thousands)
                                                  Amortized      Fair      Amortized     Fair     Amortized    Fair
                                                    Cost         Value       Cost        Value      Cost       Value
                                                  --------      -------    ---------     -----    ---------    -----
Type of Investment
    Fixed Maturities:
      Bonds held to maturity:
        U.S. Government securities                $    --           --          5,668      5,887      5,404       5,476
        Tax-exempt state and municipal bonds                                   54,120     55,091     84,330      85,052

      Bonds available for sale:
        U.S. Government securities                  24,365       24,029        13,734     13,969     27,322      27,404
        Tax-exempt state and municipal bonds       148,983      146,204       130,072    131,619     94,700      96,246
        Corporate bonds                             27,067       26,844            --         --         --          --

    Certificates of deposit                            455          455           595        595        595         595
    Equity investments                                 916          916            --         --         --          --
    Marketable securities                              372          254           318        269         --          --
                                                  --------      -------       -------    -------    -------     -------
                                                   202,158      198,702       204,507    207,430    212,351     214,773
                                                  --------      -------       -------    -------    -------     -------
Short-term investments                              46,478(1)    46,478(1)      4,749      4,749      2,823       2,823
                                                  --------      -------       -------    -------    -------     -------

        Total investments                         $248,636      245,180       209,256    212,179    215,174     217,596
                                                  ========     ========       =======    =======    =======     =======

--------------------------------
(1) Includes proceeds from GMSP Transaction and funds accumulated pending assumption of investment management of portfolio by GMSP. As these funds are invested by GMSP in longer term investments, the proportion of the portfolios invested in short- term investments is expected to return closer to historical levels. >

 The maturity distribution of the Company's investments in fixed maturities is as follows:

                                                              As of December 31
                                            -----------------------------------------------------
                                                     1999                         1998
                                            ----------------------      -------------------------
                                                          (Dollar amounts in thousands)

                                            Amortized                    Amortized
                                              Cost         Percent         Cost          Percent
                                            ---------       -----       ---------        --------
Within 1 year                               $  42,770        21.3%      $  31,335         15.3%
Beyond 1 year but within 5 years              113,979        56.7         123,550         60.5
Beyond 5 years but within 10 years             35,123        17.5          46,692         22.9
Beyond 10 years but within 20 years             5,622         2.8           2,612          1.3
Beyond 20 years                                 3,376         1.7              --           --
                                            ---------       -----       ---------        -----
                                            $ 200,870       100.0%      $ 204,189        100.0%
                                            =========       =====       =========        =====
Average duration                              2.6 yrs                     3.0 yrs


    As of December 31, 1999 and 1998, the Company did not have any non-performing fixed maturity securities. In the quarter ended December 31, 1999 all bonds classified as held to maturity were transferred to the available for sale classification and adjusted to fair value. The amortized cost at the date of transfer for these bonds was $41,069,988 and the fair value was $41,036,014, resulting in an unrealized loss before Federal income taxes of $33,794. The Company made this change since it no longer invests in bonds with the intent of holding them to maturity. See Note (1) of Notes to Consolidated Financial Statements.


INVESTMENT STRATEGY

    Prior to the GMSP Transaction, GNA had limited investments at the holding company level. The investment portfolios of the insurance companies until recently consisted primarily of fixed maturity tax-exempt municipal bonds and United States Government securities. See Note (2) of Notes to Consolidated Financial Statements.

    One of the objectives of the GMSP Transaction is to increase the returns on the Company's investment portfolios by utilizing the investment management skills of GMSP, whose interests are closely aligned with the Company's by virtue of its significant investment in the Company. Commencing with the closing of the GMSP Transaction on October 4, 1999, the investment portfolios of GNA and its insurance company subsidiaries are managed by GMSP pursuant to its Investment Management Agreements with the respective companies. See "Item
13. Certain Relationships and Related Transactions - Transactions with Goff Moore Strategic Partners, L.P." The investment policies are subject to the oversight and direction of the Investment Committees of the Boards of Directors of the respective companies. The respective Investment Committees consist entirely of directors not affiliated with GMSP.

    The investment policies of the insurance subsidiaries, which are also subject to the respective insurance company legal investment laws of the states in which they are organized, are to maximize after-tax yield while maintaining safety of capital together with adequate liquidity for insurance operations. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk." The insurance company portfolios may also be invested in equity securities within limits prescribed by applicable legal investment laws.

    Approximately 50% of the bond securities held in the insurance company subsidiaries are to be redeployed during the year 2000 in an attempt to increase the taxable equivalent yield. This repositioning would involve selling both taxable and tax-exempt bonds with a lower effective taxable equivalent interest yields and reinvesting the proceeds in corporate debt with a higher effective taxable equivalent interest yield. This strategy is expected to result in net realized after tax investment losses in 2000. The impact on book value is anticipated to be significantly less than the impact on earnings because the securities have been recorded on the balance sheet at fair value at December 31, 1999. The unrealized loss associated with the investment portfolio was $2,246,575 (net of tax effects) at December 31, 1999. See Note (3) of Notes to Consolidated Financial Statements. The scope and results of the investment redeployment program will depend upon interest rates and the timing of specific transactions.

    GNA's portfolio is not restricted by state insurance company legal investment laws and will be invested more aggressively. Equities and alternate investments, including securities which offer the opportunity of significant gains and a high degree of risk, are expected to be included in the holding company portfolio.


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

    The Company is also subject to statutes governing insurance holding company systems in the states of Oklahoma, Texas and, beginning in 2000, North Dakota. These statutes require the Company to file periodic information with the state regulatory authorities, including information concerning its capital structure, ownership, financial condition and general business operation. These statutes also limit certain transactions between the Company and its insurance companies, including the amount of dividends which may be declared and paid by the insurance companies. See Note (7) of Notes to Consolidated Financial
Statements. Additionally, the Oklahoma, Texas and North Dakota statutes restrict the ability of any one person to acquire 10% or more of the Company's voting securities without prior regulatory approval.


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


EMPLOYEES

    As of December 31, 1999, the Company employed 282 persons, of whom 19 were officers, 255 were staff and administrative personnel, and 8 were part-time employees. The Company is not a party to any collective bargaining agreement. The Company believes that its relations with its employees are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

    Information concerning the executive officers of the Company as of March 23, 2000 is set forth below:


         Name                        Age                      Position with the Company
         ----                        ---                      -------------------------
    Glenn W. Anderson                 47             President, Chief Executive Officer and Director

    Richard M. Buxton                 51             Senior Vice President

    Daniel J. Coots                   48             Senior Vice President, Chief Financial Officer
                                                        and Director

    Carlos de la Torre                51             President, DLT Insurance Adjusters, Inc.

    J. Landis Graham                  45             Senior Vice President

    McRae B. Johnston                 49             President, National Specialty Lines, Inc.

    Richard A. Laabs                  44             Senior Vice President

    Joseph W. Pitts                   36             Senior Vice President

    Stephen L. Porcelli               37             Senior Vice President

    Carolyn E. Ray                    47             Senior Vice President

    Sam Rosen                         64             Secretary and Director




    Glenn W. Anderson has served as President, Chief Executive Officer and Director of the Company since April 1998. From 1996 to April 1998, Mr. Anderson served as Executive Vice President of USF&G. From 1993 to 1996, Mr. Anderson held the position of Senior Vice President with USF&G. Mr. Anderson has been engaged in the property and casualty insurance business since 1975.

    Richard M. Buxton has served as Vice President of the Company since December of 1996. In 1999, Mr. Buxton was promoted to Senior Vice President. From 1986 to 1996 Mr. Buxton was with KN Energy, Inc. in the position of Vice President of Strategic Planning and Financial Services.

    Daniel J. Coots has served as Vice President and Chief Financial Officer of the Company since 1987. In 1991 Mr. Coots was promoted to Senior Vice President. Mr. Coots has been engaged in the property and casualty insurance business since 1983.

    Carlos de la Torre joined the Company in October 1998 when the Company acquired Lalande Group and since that time has served as President of DLT Insurance Adjusters, Inc., a subsidiary of the Company. See "Item 13. Certain Relationships and Related Transactions - Lalande Acquisition". Mr. de la Torre is the founder of DLT Insurance Adjusters, Inc. and has served as President since 1979. Mr. de la Torre has been engaged in the property and casualty insurance business since 1970.

    J. Landis Graham has served as Senior Vice President of the Company since 1998. From 1993 to 1998, Mr. Graham served as Vice President of the Company. From 1988 to 1993, Mr. Graham was with Maryland Casualty Company in the position of Claim Manager. Mr. Graham has been engaged in the property and casualty insurance business since 1976.

    McRae B. Johnston joined the Company in October 1998 when the Company acquired Lalande Group and since that time has served as President of National Speciality Lines, Inc., a subsidiary of the Company. See "Item 13. Certain Relationships and Related Transactions - Lalande Acquisition". Mr. Johnston is co-founder of National Specialty Lines, Inc. and has served as President since 1989. Mr. Johnston has been engaged in the property and casualty insurance business since 1976.

    Richard A. Laabs has served as Vice President of the Company since June of 1996. Mr. Laabs was promoted to Senior Vice President in 1999. From August of 1995 to May of 1996, Mr. Laabs served as Assistant Vice President of the Company. From 1990 to 1995, Mr. Laabs was with Scottsdale Insurance Company in the position of Senior Information Systems Services Director. Mr. Laabs has been engaged in the property and casualty insurance business since 1978.

    Joseph W. Pitts has served as Vice President of the Company since August of 1997. Mr. Pitts was promoted to Senior Vice President in 1999. From 1992 to 1997, Mr. Pitts was with USAA in the position of Actuary and Manager. Mr. Pitts has been engaged in the property and casualty insurance business since 1988.

    Stephen L. Porcelli has served as Senior Vice President of the Company since 1999. From 1994 to 1999 Mr. Porcelli was with TIG Insurance Company in the position of Senior Vice President. Mr. Porcelli has been engaged in the property and casualty insurance business since 1989.

    Carolyn E. Ray has served as Senior Vice President of the Company since 1998. From 1986 to 1998, Ms. Ray served as Vice President of the Company. From 1984 to 1985, Ms. Ray served as Assistant Vice President of the Company. Ms. Ray has been engaged in the property and casualty insurance business since 1976.

    Sam Rosen has served as the Secretary and a Director of the Company since 1983. Mr. Rosen is a partner with the law firm of Shannon, Gracey, Ratliff & Miller, L.L.P. He has been a partner in that firm or its predecessors since 1966. That firm, or its predecessors, has provided significant legal services for the Company since 1979.


ITEM 2.  PROPERTIES

    The Company owns its corporate offices which provide approximately 35,000 square feet of office space and additional parking. Future expansion will be possible by converting the parking area into office space.

    The Company owns a 3.28 acre tract of land in Fort Worth, Texas and all improvements located thereon, including a 10,000 square foot office building. The Company currently has this property under lease to an unaffiliated third party.


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

    In the normal course of its operations, the Company has been named as defendant in various legal actions seeking payments for claims denied by the Company and other monetary damages. In the opinion of the Company's management the ultimate liability, if any, resulting from the disposition of these claims will not have a material adverse effect on the Company's consolidated financial position or results of operations. The Company's management believes that unpaid claims and claim adjustment expenses are adequate to cover liabilities from claims that arise in the normal course of its insurance business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    An Annual Meeting of Shareholders of GNA was held on December 9, 1999, in Fort Worth, Texas. At the Annual Meeting, shareholders elected directors for the ensuing year and until their successors are duly elected and qualified, and ratified the selection by the Board of Directors of KPMG LLP as the Company's independent auditors for the year ending December 31, 1999. The results of the voting were as follows:

Election of Directors                                   For            Withheld
---------------------                               ----------       ----------
Glenn W. Anderson                                   22,768,838        1,517,623
J. Randall Chappel                                  22,768,086        1,518,375
Daniel J. Coots                                     24,127,912          158,549
John C. Goff                                        22,758,648        1,527,813
Robert J. McGee, Jr.                                22,415,374        1,871,087
Joel C. Puckett                                     22,569,224        1,717,237
Sam Rosen                                           22,565,509        1,720,952
Harden H. Wiedemann                                 22,733,062        1,553,399
John H. Williams                                    22,759,552        1,526,909



Ratification of appointment of independent auditors:

                                               Abstentions and Brokers
                                               -----------------------
          For               Against                    Non-Votes
        ----------         ---------                   ---------
        22,845,246         1,383,014                    58,201

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
                  RELATED SHAREHOLDER MATTERS.

    GNA's Common Stock is listed on the New York Stock Exchange (Symbol: GNA). The following table sets forth for the fiscal periods indicated the high and low closing sales prices per share of the Common Stock as reported by the New York Stock Exchange. The prices reported reflect actual sales transactions.


                                                   HIGH          LOW
               1997 First Quarter                  9 7/8         8 7/8
               1997 Second Quarter                 9 3/8         8 1/8
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
               1998 Third Quarter                  7 15/16       5 15/16
               1998 Fourth Quarter                 7 1/8         5 15/16

               1999 First Quarter                  6 7/16        4 13/16
               1999 Second Quarter                 5 7/8         3 15/16
               1999 Third Quarter                  6 13/16       5 3/16
               1999 Fourth Quarter                 6 5/16        5 3/8



    Cash dividends of $.015 per share were paid to shareholders of record on March 31, June 30 and September 30, 1997. Cash dividends of $.0175 per share were paid to shareholders of record on December 31, 1997, March 31, June 30, September 30 and December 31,1998 and March 31, June 30, September 30 and December 31, 1999. On February 25, 2000, the Company declared a $.0175 per share cash dividend payable to shareholders of record on March 31, 2000. The Company depends on cash flow from cash dividends paid by its subsidiaries for dividend payments on its Common Stock.

    The Company purchased 243,932 shares of its Common Stock during 1997. Additionally, a total of 17,200 shares were purchased in January and February of 1998. The Company has not purchased shares of its stock since February 1998 and has no current plans to purchase additional shares.

    As of March 23, 2000, there were 312 shareholders of record of GNA's Common Stock.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

    The selected consolidated financial data presented below for, and as of the end of each of the years ended December 31, have been derived from the consolidated financial statements of the Company which have been audited by KPMG LLP, independent certified public accountants. The consolidated balance sheets as of December 31, 1999 and 1998, and the consolidated statements of operations, shareholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 1999, and the independent auditors report thereon are included elsewhere in this document. The information presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," consolidated financial statements and the notes thereto, and the other financial information included herein.



                                                                    Years ended December 31
                                                   -------------------------------------------------------------
                                                      1999          1998         1997        1996         1995
                                                   ---------      -------      --------     -------      -------
                                                        (Dollar amounts in thousands, except per share data)
      Income Data:
      Gross premiums written (1)                   $ 133,898       91,162       99,776      110,000      108,072
      Ceded premiums written                           2,761        2,603        1,637        1,749        1,968
                                                   ---------      -------      --------     -------      -------

      Net premiums written                           131,137       88,559       98,139      108,251      106,104
      Decrease (increase) in unearned                (17,857)       3,644        4,117       (1,458)      (8,849)
                                                   ---------      -------      --------     -------      -------
      premiums
      Net premiums earned                            113,280       92,203      102,256      106,793       97,255
      Net investment income                            9,722        9,803        9,731        9,161        8,157
      Net realized gains                                 606          693          327          472          108
      Insurance services                               1,849        2,927        2,631        2,379        2,183
                                                   ---------      -------      --------     -------      -------

            Total revenues                           125,457      105,626      114,945      118,805      107,703
                                                   ---------      -------      --------     -------      -------
      Claims and claim adjustment expenses            76,349       86,353       62,086       58,379       48,465
      Policy acquisition costs                        24,288       23,619       22,552       23,828       19,679
      Underwriting and operating expense              16,479       16,934       15,545       15,499       15,579
                                                   ---------      -------      --------     -------      -------
            Total expenses                           117,116      126,906      100,183       97,706       83,723
                                                   ---------      -------      --------     -------      -------
              Income (loss) before taxes               8,341      (21,280)       14,762      21,099       23,980
      Income tax expense (benefit)                     1,214       (9,617)        2,838       5,079        6,352
                                                   ---------      -------      --------     -------      -------
              Net income (loss) (2)                $   7,127      (11,663)       11,924      16,020       17,628
                                                   =========      =======      ========     =======      =======
      Earnings (loss) per share:
           Basic                                   $     .34        (.56)          .57          .75          .82
                                                   =========      =======      ========     =======      =======
           Diluted                                 $     .32        (.56)          .56          .74          .81
                                                   =========      =======      ========     =======      =======
      GAAP insurance ratios:
           Claims ratio                                 67.4%        93.7%        60.7%        54.7%        49.8%
           Expense ratio                                32.0         39.0         33.7         33.8         33.1
                                                   ---------      -------      --------     -------      -------
           Combined ratio                               99.4%       132.7%        94.4%        88.5%        82.9%
                                                   =========      =======      ========     =======      =======

                                                                            As of December 31
                                                           ----------------------------------------------------------
                                                             1999           1998       1997        1996        1995
                                                           ---------      -------     -------     -------     -------
                                                            (Dollar amounts in thousands, except per share data))
      Balance Sheet Data:
      ------------------
      Investments                                          $ 245,180      210,989     216,802     203,831     183,027
      Premiums receivable                                  $  25,432       14,885      14,250      15,825      15,914
      Ceded unpaid claims and claim adjustment expense     $  37,299       35,030      29,524      26,713      24,650
      Ceded unearned premiums                              $  23,149       22,388      19,146      16,280       6,008
      Deferred policy acquisition costs                    $  14,928       11,320      11,618      12,634      12,115
      Property and equipment                               $   6,855        6,717       6,941       6,981       6,562
      Goodwill                                             $  18,351       17,058          --          --          --
      Total assets                                         $ 395,648      345,590     313,685     296,846     264,156
      Unpaid claims and claim adjustment expenses          $ 132,814      136,798     113,227     105,692      95,011
      Unearned premiums                                    $  82,220       63,602      64,005      65,255      53,525
      Note payable                                         $  18,000       18,000           -           -       1,750
      Total liabilities                                    $ 257,949      240,106     195,123     187,493     164,714
      Shareholders' equity                                 $ 137,699      105,484     118,562     109,353      99,442
      Shareholders' equity per share (3)                   $    5.08         5.05        5.68        5.19        4.62

      -----------------------------------------

(1)      Excludes premiums of $58,137,000 in 1999, $47,588,000 in 1998,
         $40,136,000 in 1997, $31,603,000 in 1996, and $8,893,000 in 1995 from the Company's fronting arrangements, the commercial automobile plans of Arkansas, California, Louisiana, Mississippi, and Pennsylvania under which the Company was a servicing carrier and the reinsurance arrangement in Florida whereby MGAI premiums are ceded to a non-affiliated reinsurer and assumed by General Agents.

(2) Includes after tax net realized gains of $400,000, $457,000, $212,000, $307,000, and $70,000 for 1999, 1998,1997, 1996, and 1995,
         respectively.

(3) Based on shares of Common Stock outstanding of 27,119,833, 20,896,563, 20,874,224, 21,087,407 and 21,525,221 at the end of 1999, 1998, 1997,
         1996 and 1995, respectively. Common Stock outstanding at December 31, 1999 assumes conversion of the Series A Convertible Preferred stock that was issued in conjunction with the GMSP transaction.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OPERATIONS

    The Company recorded net income of $7,127,137, or $.32 per share (diluted) in 1999, compared to a net loss in 1998 of $11,662,564, or $.56 per share (basic), and net income for 1997 of $11,923,526, or $.56 per share (diluted) for 1997. The Company recorded GAAP combined ratios of 99.4% in 1999 and 132.7% in 1998.

    On October 23, 1998, the Company completed the acquisition of the Lalande Financial Group, Inc. ("Lalande Group"). The Lalande Group includes National Specialty Lines, Inc. ("NSL") and DLT Insurance Adjusters, Inc. ("DLT"). NSL is a managing general agency that markets nonstandard personal auto insurance through approximately 800 retail agencies in Florida. DLT is an automobile claims adjusting firm that provides claim services on NSL produced business and to outside parties. The purchase price was for $18,000,000 in cash paid at closing plus up to an additional $22,000,000 in cash to be paid over approximately five years contingent upon the operating performance of the Lalande Group. The Company will pay $2,000,000 of the operating performance contingency in the second quarter of 2000.

    In April 1999, the Company completed the sale of the assets of Agents Processing Systems, Inc. ("APS"), which marketed a computer software package related to general agency operations. The purchaser acquired all rights to the APS software products, assignment of the APS customer contracts and other miscellaneous assets for a nominal amount of cash, assumption of contract obligations, a fixed number of software use licenses and development work on an electronic data interchange project. The Company recorded a small write-off as a result of this transaction.

    On October 4, 1999 the Company sold to Goff Moore Strategic Partners, L.P., a Texas limited partnership ("GMSP") for an aggregate purchase price of $31,620,000 (a) 31,620 shares of the Company's Series A Convertible Preferred Stock, which are convertible into shares of the Company's Common Stock, par value $.10 per share ("Common Stock"), at a conversion price of $5.10 per share,
(b) a five year Warrant to purchase an aggregate of 1,550,000 shares of Common Stock at an exercise price of $6.375 per share and (c) a seven year Warrant to purchase an aggregate of 1,550,000 shares of Common Stock at an exercise price of $8.50 per share. The Company and its insurance company subsidiaries entered into Investment Management Agreements with GMSP, pursuant to which GMSP will manage their respective investment portfolios. Proceeds from the GMSP Transaction are available for acquisitions, investments and other corporate purposes.

    On January 7, 2000 the Company completed the acquisition of Tri-State, Ltd., an insurance operation specializing primarily in underwriting, servicing and claims handling of nonstandard personal auto insurance in Minnesota, North Dakota and South Dakota. The purchase price was for $6,000,000 with additional payments of up to approximately $5,500,000 in cash over the next several years based on conversion of business, specific profitability targets and Tri-State, Ltd.'s December 31, 1999 book value.

    The discussion below primarily relates to the Company's insurance operations, although the selected consolidated financial data appearing elsewhere is on a consolidated basis. The expense item "Underwriting and operating expenses" includes the operating expenses of the computer software, plan servicing and premium finance operations.

RESULTS OF OPERATIONS

    Gross premiums written in 1999 of $133,898,001 were 47% above the $91,162,086 recorded in 1998 largely because of the nonstandard personal auto business written in Florida beginning in late 1998. The 9% decrease recorded in 1998 from 1997 was largely due to the run-off of discontinued classes and continued pricing pressure from competition. The following table compares the major product lines between the years for gross premiums written:

                                                                   Years ended December 31
                                            ----------------------------------------------------------------
                                                     1999                    1998                   1997
                                            ------------------        ---------------         --------------
                                                                               (Dollar amounts in thousands)
Gross Premiums Written:
     Commercial Lines                       $ 97,139        73%       $88,188      97%       $99,776     100%
     Personal Lines                           36,759        27          2,974       3             --      --
                                            --------      ----        -------    ----         ------     ---

                                            $133,898       100%       $91,162     100%       $99,776     100%
                                            ========      ====        =======    ====        =======     ===
Policies in Force (End of Period)             68,943                   38,939                 35,962

    COMMERCIAL LINES grew 10% in 1999 following a 12% decrease in 1998. Commercial auto contributed 7 points to the increase in 1999 with Texas, Florida and Georgia accounting for the majority. In 1998 Kentucky commercial auto as well as the decision to exit certain other unprofitable commercial auto classes contributed 6 points to the decrease. The garage product decreased in both years accounting for 3 points in 1999 and in 1998. Continued pricing pressure and new entrants to the garage market in both years are the primary reasons. The general liability line contributed 3 points to the increase in 1999 primarily as a result of growth in Texas. In 1998 general liability recorded small decrease as a result of continued pricing pressure and competitors entering the market. PERSONAL LINES increased in 1999 as a result of the Florida nonstandard personal auto business the Company began writing in late 1998.

    For 1999 gross premiums written percentages by significant product line are as follows: commercial auto (41%), personal auto (26%), general liability (13%) and garage (13%), with no other product line comprising 5% or more. Premiums earned increased 23% in 1999 but decreased 10% in 1998 as a direct result of the level of premiums written.

    Net investment income decreased 1% in 1999 from 1998 after a 1% increase in 1998 over 1997. The decrease in 1999 was the result of reinvesting maturities through the first nine months in shorter durations that had lower yields. In the fourth quarter GMSP invested approximately $30 million in the Company and took over management of the Company's investments. Investment income in the fourth quarter of 1999 increased over the comparable 1998 period and offset a large portion of the decrease in investment income recorded during the first nine months of 1999 when compared to the first nine months of 1998. At December 31, 1999, 98% of the Company's investments were investment grade with an average duration of approximately 2.6 years. On a taxable equivalent basis the return on average investments was 5.7% in 1999, 6.2% in 1998 and 6.5% in 1997. The Company classifies its bond securities as available for sale. The Company does not have any non-performing fixed maturity securities. The Company anticipates redeploying up to approximately 50% of its bond securities during the year 2000 in an attempt to increase the taxable equivalent yield. This strategy is expected to result in net realized after tax losses in 2000. The impact on book value is anticipated to be significantly less than the impact on earnings because the securities have been recorded on the balance sheet at fair value at December 31, 1999. The unrealized loss associated with the investment portfolio was $2,246,575 (net of tax effects) at December 31, 1999. The scope and results of the investment redeployment program will depend upon interest rates and the timing of specific transactions.

    The Company recorded net realized capital gains of $605,606 in 1999 versus $692,510 in 1998 and $326,905 in 1997. All of these gains were generated from the bonds available for sale category of the fixed maturity portfolio.

    Insurance service revenues decreased $1,078,997 in 1999 from 1998 primarily as a result of the run-off of the plan servicing business and the sale of the computer software operation. These decreases were offset to some extent by revenues from the claim adjusting operation.

    Claims and claim adjustment expenses ("C & CAE") decreased $10,003,936 in 1999 from 1998 but increased $24,267,337 in 1998 over 1997. The C & CAE ratio was 67.4% in 1999, 93.7% in 1998 and 60.7% in 1997. The ratio in 1998 is above the 1999 and 1997 levels because of significant unfavorable development from prior accident years that was recorded in 1998. The 1998 C & CAE ratio included 33 percentage points of unanticipated unfavorable development in C & CAE incurred from the 1997, 1996 and 1995 accident years for commercial auto liability. The Company writes in areas where catastrophes have recently occurred. The net claims incurred from these events were approximately $900,000 in 1999. With regard to environmental and product liability claims, the Company has an immaterial amount of exposure. The Company does not provide environmental impairment coverage and excludes pollution and asbestos related coverages in its policies. The Company's premium writings for product liability coverages are immaterial. Inflation impacts the Company by causing higher claim settlements than may have originally been estimated. Inflation is implicitly reflected in the reserving process through analysis of cost trends and review of historical reserve results.

    The ratio of commissions to gross premiums written was 21% in 1999, 26% in 1998 and 22% in 1997. The ratio in 1998 is above 1999 and 1997 primarily due to a reduction in reinsurance commission income of approximately $3,318,000 that was recorded in 1998. This was a result of unfavorable development in C & CAE incurred in 1998, mentioned previously. The ratio of commissions to premiums earned was 25% for 1999 and 1998 versus 21% for 1997. The 1999 ratio is above 1997 primarily due to the increase in the growth rate of gross premiums written in 1999. The increase in the ratio in 1998 is a result of the reduction in reinsurance commission income in 1998.

    The change in deferred policy acquisition costs and deferred ceding commission income ("DAC") resulted in a net increase to income of $3,607,531 in 1999 and a net decrease to income of $297,994 and $1,015,802 for 1998 and 1997, respectively. The change in the amount of the increase or decrease in DAC between the comparable periods is primarily related to the rate at which unearned premiums are growing or declining as a result of premium writings. Since DAC (asset) is a function of unearned premiums (liability), an increase in the growth rate of net unearned premiums would correspondingly result in an increase in the growth rate of DAC and vice versa.

    Interest expense from the note payable and amortization expense related to the goodwill on the Lalande acquisition increased primarily as a result of recording a full year of expenses in 1999 versus approximately three months of expenses in 1998.

    Underwriting and operating expenses were down 13% in 1999 from 1998, but were up 9% in 1998 over 1997. The decrease for 1999 and the increase for 1998 were primarily due to approximately $2 million in non-recurring expenses associated with a reduction in the number of employees, legal fees and consulting fees that were incurred in 1998.

    The effective tax rates of 15% for 1999 and 19% for 1997 are primarily the result of tax-exempt income comprising a major portion of income before taxes. For 1998 the Company generated a current tax benefit as a result of the loss from operations. The large increase in the deferred tax benefit in 1998 is primarily the result of the large increase recorded to C & CAE reserves in 1998. The effective tax benefit rate for 1998 of 45% is above the Federal statutory rate largely because of tax-exempt interest income. For the Company, the fresh start adjustment (tax benefit) was immaterial for all years presented. A reconciliation between income taxes computed at the Federal statutory rates and the provision for income taxes is included in Note 6 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

    The primary sources of the Company's liquidity are funds generated from insurance premiums, net investment income and maturing investments. The short-term investments and cash are intended to provide adequate funds to pay claims without selling fixed maturity investments. At December 31, 1999, the Company held short-term investments and cash that the Company believes is adequate liquidity for the payment of claims and other short-term commitments. This amount is larger than normal because the funds received from GMSP in October 1999 had not been fully invested in bonds, stocks and alternative investments at December 31, 1999.

    With regard to long term liquidity, the average duration of the investment portfolio is approximately 2.6 years. The fair value of the fixed maturity portfolio at December 31, 1999 was $3,338,143 below amortized cost. With regard to the availability of funds to the holding company, see Note 7 of Notes to Consolidated Financial Statements for restrictions on the payment of dividends by the insurance companies. Various insurance departments of states in which the Company operates require the deposit of funds to protect policyholders within those states. At December 31, 1999 and 1998, the balance on deposit for the benefit of such policyholders totaled $14,832,735 and $14,699,727, respectively.

    The increase in investments is primarily attributable to the capital received in the GMSP transaction described previously. In the fourth quarter of 1999 all bonds classified as held to maturity were transferred to the available for sale classification and adjusted to fair value. The amortized cost at the date of transfer for these bonds $41,069,988 and the fair value was $41,036,014 resulting in an unrealized loss before Federal income taxes of $33,974. The company made this change since it no longer invests in bonds with the intent of holding them to maturity. Premiums receivable and ceded unpaid claims and claim adjustment expenses increased primarily as a result of the personal lines business written in 1999. Deferred policy acquisition costs (DAC) increased primarily because of the increase in unearned premiums. Current Federal income taxes recoverable decreased primarily due to the receipt of the refund for the 1998 year. The increase in other assets is primarily related to an increase in funds on deposit with reinsurers for 1999.

    Unpaid claims and claim adjustment expenses decreased primarily due to commercial lines CAE reserves decreasing as a result of the large number of prior accident year claims closed in 1999, as well as material decreases in plan servicing and fronting reserves. Unearned premiums increased because of the increase in premiums written mentioned previously. Commissions payable decreased primarily because of balances settled in 1999 on commercial reinsurance treaties. Reinsurance balances payable increased primarily because of the increased activity in personal lines.

    The increase in preferred stock, common stock warrants and additional paid-in capital is primarily related to the GMSP transaction described previously.

    An accumulated other comprehensive loss of $2,246,575 was recorded at December 31, 1999 as a result of the unrealized losses on bonds available for sale. This was primarily attributable to the general increase in interest rates.

    The Company is not aware of any current recommendations by regulatory authorities, which if implemented, would have a material effect on the Company's liquidity, capital resources or results of operations. The Company's statutory capital exceeds the benchmark capital level under the Risk Based Capital formula for its major insurance companies.


YEAR 2000 READINESS

    There has been concern that there would be worldwide computer problems in early 2000 due to their failure to properly recognize a year that begins with "20" instead of the familiar "19" and because the Year 2000 is a leap year. To address these and related concerns, the Company appointed a Year 2000 team involving personnel from all business units to assess the Year 2000 readiness of the Company and those with whom it does business, and then address any problems found. The Company contracted with a major consulting vendor to perform due diligence assessment and testing of its Year 2000 project. While assessing the Company's readiness, the vendor identified some programs that required additional remediation and re-testing. The Company believes that all identified non-conforming programs have been corrected and that it has not experienced any material Year 2000 related system failures or disruptions. The Company, however, plans to continue to monitor its systems and operations and to address any date-related problems that may arise.

    The Company reviewed the insurance policies written by it and its underwriting guides to determine Year 2000 exposure. The Company made a decision to exclude Year 2000 exposures from all insurance policies written by it and began adding exclusions in November 1997. The Company believes Year 2000 liabilities are not fortuitous in nature and would not be covered under its insurance policies. The Company believes that its coverage exposure with respect to Year 2000 losses will not be material. However, changes in social and legal trends may establish coverage unintended for Year 2000 exposures by re-interpreting insurance contracts and exclusions. Litigation with respect to Year 2000 claims and the attendant costs are to be expected. It is impossible to predict what exposure insurance companies may bear for Year 2000 losses.

    The Company estimates that its costs in 1998 and 1999 of addressing the Year 2000 problem aggregated approximately $920,000, including modifying or replacing software and other systems, hiring Year 2000 solution providers and internal assessment, remediation and testing. These costs were funded by internally generated funds. No material additional Year 2000 costs are anticipated.


FORWARD LOOKING STATEMENTS

    Statements made in this report that are not strictly historical may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that important factors, representing certain risks and uncertainties, could cause actual results to differ materially from those contained in the forward-looking statements. These factors include, but are not limited to, (a) heightened competition from existing competitors and new competitor entrants into the Company's markets,
(b) contraction of the markets for the Company's various lines of business, (c) development and performance of new specialty programs, (d) the ongoing level of claims and claims-related expenses, (e) adequacy of claim reserves, (f) the ability to complete value-adding acquisitions and fully integrate newly acquired companies and their customers and managers into the Company, as well as, the ability to implement growth strategies which can achieve incremental value, (g) the effectiveness of the redeployment of the Company's bond portfolio and other investment strategies implemented by the Company's investment manager, and (h) general economic conditions including fluctuations in interest rates. A forward-looking statement is relevant as of the date the statement is made. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which the statements are made.

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

    Most of the Company's investable assets are in the portfolios of the insurance company subsidiaries and come from premiums paid by policyholders. These funds are invested predominately in high quality bonds with relatively short durations. The fixed maturity portfolio had an average duration of 2.6 years at December 31, 1999. The fixed maturity portfolio is exposed to interest rate fluctuations; as interest rates rise, fair values decline and as interest rates fall, fair values rise. The changes in the fair value of the fixed maturity portfolio are presented as a component of shareholders' equity in accumulated other comprehensive income, net of taxes.

    The effective duration of the fixed maturity portfolio is managed with consideration given to the estimated duration of the Company's liabilities. The Company has investment policies that limit the maximum duration and maturity of the fixed maturity portfolio.

    The Company utilizes the modified duration method to estimate the effect of interest rate risk on the fair values of its fixed maturity portfolio. The usefulness of this method is to a degree limited, as it is unable to accurately incorporate the full complexity of market interactions.

    The table below summarizes the Company's interest rate risk and shows the effect of a hypothetical change in interest rates as of December 31, 1999. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios (dollars in thousands):

                                                              Estimated            Estimated           Hypothetical
                                       Estimated Fair         Change in        Fair Value After    Percentage Increase
                                          Value at         Interest Rates     Hypothetical Change     (Decrease) in
                                     December 31, 1999    (BP=basis points)    in Interest Rates   Shareholders' Equity
                                     -----------------    ----------------    -------------------  --------------------
   U.S. Treasury securities              $  70,507         200 BP Decrease              $  71,315                    .4
     (including short-term                                 100 BP Decrease              $  70,911                    .2
      Investments)                                         100 BP Increase              $  70,103                   (.2)
                                                           200 BP Increase              $  69,699                   (.4)

   Obligation of states,                 $ 146,204         200 BP Decrease              $ 153,998                   3.7
     municipalities and                                    100 BP Decrease              $ 150,101                   1.8
     political subdivisions                                100 BP Increase              $ 142,307                  (1.8)
                                                           200 BP Increase              $ 138,410                  (3.7)

   Corporate bonds and                   $  27,299         200 BP Decrease              $  29,535                   1.1
     Certificates of Deposit                               100 BP Decrease              $  28,417                    .5
                                                           100 BP Increase              $  26,181                   (.5)
                                                           200 BP Increase              $  25,063                  (1.1)

   Total fixed maturity investments      $ 244,010         200 BP Decrease              $ 254,848                   5.1
     (included short-term                                  100 BP Decrease              $ 249,429                   2.6
      Investments)                                         100 BP Increase              $ 238,591                  (2.6)
                                                           200 BP Increase              $ 233,172                  (5.1)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following consolidated Financial Statements are on pages 41 through 71:


                                                                                                 Page
                                                                                                 ----
    Report of Management                                                                          41

    Independent Auditors' Report                                                                  42

    Consolidated Balance Sheets as of December 31, 1999 and 1998                                 43-44

    Consolidated Statements of Operations for the Years Ended
        December 31, 1999, 1998, and 1997                                                         45

    Consolidated Statements of Shareholders' Equity and Comprehensive Income
       for the Years Ended December 31, 1999, 1998, and 1997                                     46-47

    Consolidated Statements of Cash Flows for the Years Ended
       December 31, 1999, 1998, and 1997                                                         48-49

    Notes to Consolidated Financial Statements December 31,
       1999, 1998, and 1997                                                                      50-71

    The following Consolidated Financial Statements Schedules are on pages 72 through 83:

    Schedule                                                                                     Page
                                                                                                 ----

                  Independent Auditors' Report on
                     Supplementary Information                                                    72

         I        Summary of Investments                                                          73

        II        Condensed Financial Information of the Registrant                              74-80

       III        Supplementary Insurance Information                                             81

        IV        Reinsurance                                                                     82

        VI        Supplemental Information                                                        83


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    None.

                                    PART III



ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this item with regard to Executive Officers is included in Part 1 of this report under the heading "Executive Officers of the Registrant".


ITEM 11. EXECUTIVE COMPENSATION

      The information required by this item will be supplied by a Schedule 14A filing or an amendment to this Report.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of March 23, 2000, the number of shares of Common Stock beneficially owned (as defined by the rules of the Securities and Exchange Commission (the "SEC")) by (i) each person who is known to the Company to be the beneficial owner of more than five percent of the outstanding Common Stock, (ii) Goff Moore Strategic Partners, L.P. ("GMSP"),
(iii) each director of the Company, (iv) the Chief Executive Officer and each of the other four most highly compensated executive officers of the Company for the year ended December 31, 1999, and (v) all of the executive officers of the Company as a group.


                                                                         Amount and Nature of Beneficial Ownership(1)
                                                                         -----------------------------------------
                                                                                Number              Percent of
        Name of Beneficial Owner                                              of Shares(2)         Voting Stock (3)
------------------------------------------------                             -----------           ------------
Goff Moore Strategic Partners, L.P., John C. Goff and
  J. Randall Chappel                                                         10,406,000  (4)          32.9%
I.G. Investment Management, Ltd.                                              1,924,800  (5)           6.1%
The Millers Mutual Fire Insurance Company                                     1,559,900  (6)           4.9%
Dimensional Fund Advisors, Inc.                                               1,381,842  (7)           4.4%
Joseph D. Macchia                                                             1,361,988  (8)           4.3%
Glenn W. Anderson                                                               692,110  (9)           2.2%
Joel C. Puckett                                                                 496,821 (10)           1.6%
Sam Rosen                                                                       243,172 (11)            *
Carolyn E. Ray                                                                  135,685 (12)            *
Daniel J. Coots                                                                 123,358 (13)            *
John H. Williams                                                                 62,562 (14)            *
Harden H. Wiedemann                                                              54,265 (15)            *
Richard M. Buxton                                                                44,221 (16)            *
J. Landis Graham                                                                 35,723 (17)            *
Robert J. McGee                                                                  33,600 (18)            *

Directors and executive officers as a group (17 persons)                     12,392,661 (19)          39.3%

-------------------------------
* Less than 1%

(1) Each person named below has the sole investment and voting power with respect to all shares of Common Stock shown as beneficially owned by the person, except (a) with respect to shares shown as held for a person's account in the Company's Profit Sharing Plan, the person has sole investment power but no voting power and (b) as otherwise indicated below.

(2) Under applicable SEC rules, a person is deemed the "beneficial owner" of a security with regard to which the person, directly or indirectly, has or shares (a) the voting power, which includes the power to vote or direct the voting of the security, or (b) the investment power, which includes the power to dispose, or direct the disposition of the security, in each case irrespective of the persons' economic interest in the security. Under these SEC rules, a person is deemed to beneficially own securities which the person has the right to acquire within sixty days (x) through the exercise of any option or warrant or
         (y) through the conversion of another security.

(3) In determining the Percent of Voting Stock owned by a person, (a) the numerator is the number of shares of Common Stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within sixty days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the sum of (i) the combined number of shares of Common Stock outstanding and those then issuable upon conversion of the Series A Preferred Stock and (ii) any shares of Common Stock which the person has the right to acquire within sixty days upon the exercise of options or warrants. The denominator does not include shares which may be issued upon the exercise of any other options or warrants.

(4) Includes (a) 6,200,000 shares of Common Stock which GMSP may acquire upon conversion of 31,620 shares of the Series A Preferred Stock, (b) 3,100,000 shares of Common Stock issuable upon exercise of presently exercisable warrants to purchase shares of Common Stock, (c) 1,064,000 shares of Common Stock beneficially owned by GMSP, (d) 33,600 shares of Common Stock that Mr. Goff has the right to acquire within 60 days through exercise of options granted under the 1995 Stock Option Plan, and (e) 8,400 shares of Common Stock that Mr. Chappel has the right to acquire within 60 days through exercise of options granted under the 1995 Stock Option Plan. See "Item 13 - Certain Relationships and Related Transactions-Transactions with Goff Moore Strategic Partners, L.P." for information regarding GMSP and the relationship of Messrs. Goff and Chappel to GMSP.

(5) Based on information set forth in a Schedule 13G/A, dated November 2, 1999, these shares were reported, as of June 4, 1999, to be beneficially owned by I.G. Investment Management, Ltd., Investors Group Inc., Investors Group Trustco Inc., Investors Group Trust Co. Ltd. and Investors U.S. Opportunities Fund (the "IGIM Reporting Persons"). All of the IGIM Reporting Persons have their principal place of business at One Canada Centre, 447 Portage Avenue, Winnipeg, Manitoba R3C 3B6. All of the IGIM Reporting Persons reported beneficial ownership of these shares with shared voting and dispositive power.

(6) Based on information set forth in a Schedule 13D, dated May 6, 1998, these shares were reported, as of April 27, 1998, to be beneficially owned by The Millers Mutual Fire Insurance Company, 300 Burnett Street, Fort Worth, Texas 76102. The Millers Mutual Fire Insurance Company reported beneficial ownership of these shares with sole voting and dispositive power.

(7) Based on information set forth in a Schedule 13G, dated February 11, 1999, these shares were reported, as of December 31, 1998, to be beneficially owned by Dimensional Fund Advisors Inc., 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401. Dimensional Fund Advisors Inc. reported beneficial ownership of these shares with sole voting and dispositive power.

(8) Based on information set forth in a Schedule 13D/A, dated September 13, 1999, these shares were reported, as of September 10, 1999, to be beneficially owned by Joseph D. Macchia, 1409 Indian Creek Drive, Fort Worth, Texas 76107-3520. Mr. Macchia reported beneficial ownership of these shares with sole voting and dispositive power.

(9) Includes 579,710 shares of Common Stock that Mr. Anderson has the right to acquire within 60 days through the exercise of options granted pursuant to his Employment Agreement with the Company and 900 shares of Common Stock held by the Profit Sharing Plan of the Company for the account of Mr. Anderson as beneficiary.

(10) Includes 51,927 shares of Common Stock held by the Joel Puckett Self-Employed Retirement Trust and 193,701 shares of Common Stock that Mr. Puckett has the right to acquire within 60 days through the exercise of options granted under the 1990 Stock Option Plan and 1995 Stock Option Plan.

(11) Includes 3,163 shares of an IRA of Mr. Rosen's wife. Mr. Rosen disclaims beneficial ownership of those shares. Also includes 35,065 shares held for the benefit of Mr. Rosen by the Shannon, Gracey, Ratliff & Miller, L.L.P. Profit Sharing Plan, 3,163 shares of Common Stock held by Mr. Rosen's IRA and 124,064 shares of Common Stock that Mr. Rosen has the right to acquire within 60 days through the exercise of options granted under the 1990 Stock Option Plan and 1995 Stock Option Plan.

         Mr. Rosen is a partner in the law firm of Shannon, Gracey, Ratliff & Miller, L.L.P.

(12) Includes 11,695 shares of Common Stock held by the Profit Sharing Plan of the Company for the account of Ms. Ray as beneficiary and 73,250 shares of Common Stock that Ms. Ray has the right to acquire within 60 days through the exercise of options granted under the 1990 Stock Option Plan and 1995 Stock Option Plan.

(13) Includes 40,567 shares of Common Stock held by the Profit Sharing Plan of the Company for the account of Mr. Coots as beneficiary and 76,270 shares of Common Stock that Mr. Coots has the right to acquire within 60 days through the exercise of options granted under the 1990 Stock Option Plan and 1995 Stock Option Plan.

(14) Includes 42,000 shares of Common Stock that Mr. Williams has the right to acquire within 60 days through the exercise of options granted under the 1990 Stock Option Plan and 1995 Stock Option Plan.

(15) Includes 50,400 shares of Common Stock that Mr. Wiedemann has the right to acquire within 60 days through the exercise of options granted under the 1990 Stock Option Plan and 1995 Stock Option Plan.

(16) Includes 1,889 shares of Common Stock held by the Profit Sharing Plan of the Company for the account of Mr. Buxton as beneficiary and 27,332 shares of Common Stock that Mr. Buxton has the right to acquire within 60 days through the exercise of options granted under the 1990 Stock Option Plan and 1995 Stock Option Plan.

(17) Includes 7,545 shares of Common Stock held by the Profit Sharing Plan of the Company for the account of Mr. Graham as beneficiary and 27,876 shares of Common Stock that Mr. Graham has the right to acquire within 60 days through the exercise of options granted under the 1990 Stock Option Plan and 1995 Stock Option Plan.

(18) Includes 33,600 shares of Common Stock that Mr. McGee has the right to acquire within 60 days through the exercise of options granted under the 1990 Stock Option Plan and 1995 Stock Option Plan.

(19) Includes (a) 63,360 shares of Common Stock held by the Profit Sharing Plan of the Company for the account of executive officers, (b) 1,309,227 shares of Common Stock that directors and executive officers of the Company have the right to acquire within 60 days through the exercise of options granted under the 1990 Stock Option Plan and 1995 Stock Option Plan and pursuant to Mr. Anderson's Employment Agreement with the Company, (c) 6,2000,000 shares of Common Stock which GMSP may acquire upon conversion of 31,620 shares of the Series A Preferred Stock, (d) 3,100,000 shares of Common Stock issuable upon exercise of presently exercisable warrants to purchase Common Stock held by GMSP, and (e) 1,064,000 shares of Common Stock that GMSP has advised the Company are beneficially owned by GMSP, of which Mr. Goff and Mr. Chappel are principals.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of the Common Stock to file with the SEC and the New York Stock Exchange initial reports of ownership and reports of changes in ownership of Common Stock. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulation to furnish the Company with copies of all
Section 16(a) forms they file. Based solely upon a review of the Section 16(a) reports to finished to it, the Company believes the persons who were required to file Section 16(a) reports in respect of their Section 16(a) ownership of Common Stock have filed on a timely basis all Section 16(a) reports required to be filed by them, except that J. Randall Chappel failed to file a Form 4 with respect to options granted to him by the Company in October 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         GLENN W. ANDERSON EMPLOYMENT AGREEMENT. On April 17, 1998 Mr. Anderson assumed the position of President and Chief Executive Officer of the Company under an employment agreement (the "Anderson Employment Agreement") negotiated between Mr. Anderson and the outside directors prior to his agreeing to join the Company. The Anderson Employment Agreement provided that Mr. Anderson was to receive an annual base salary of $340,000 (of which $238,436 was accrued and paid in 1998), a guaranteed first year bonus of $260,000 (of which $195,000 was accrued in 1998 and paid in 1999), payment of relocation expenses and various other benefits aggregating $155,397 in 1998, and a non-qualified stock option to purchase 579,710 shares of Common Stock at an exercise price initially fixed at $8.625 per share. In 1999 pursuant to the Anderson Employment Agreement Mr. Anderson earned $340,000 and $175,000 in bonus. The Anderson Employment Agreement provided that, if on any trading day within five business days after the public announcement of the Company's results of operations for the quarter ended June 30, 1998 the last reported sales price for the Common Stock on the New York Stock Exchange was below the initial price, Mr. Anderson's option was to be canceled and replaced with a new option for the same number of shares and with an exercise price equal to the lowest closing price during that five day period. In accordance with those provisions, on July 24, 1998 Mr. Anderson was issued a replacement non-qualified stock option to purchase 579,710 shares of Common Stock for $5.75, subject to typical anti-dilution provisions. The options were fully vested and exercisable upon grant and had a term of five years.

         The Anderson Employment Agreement provided for an initial four year term. On each anniversary of its making, the Anderson Employment Agreement automatically extends for an additional one year period, unless either the Company or Mr. Anderson delivers written notice to the other at least thirty days prior to the anniversary. The Anderson Employment Agreement permits termination of Mr. Anderson for cause with payment of salary accrued to the date of termination. If Mr. Anderson's employment is terminated without cause, he will be entitled to an amount equal to thirty-six times 150% of his then current monthly rate of base salary. The Company also entered into a change in control agreement with Mr. Anderson in substantially the same form as those entered into with other executive officers of the Company. If Mr. Anderson is terminated without cause, he will be entitled to the greater of (i) the amount he would be entitled to upon such termination under the Anderson Employment Agreement in the absence of a change in control or (ii) the amount called for by his change in control agreement.

         TRANSACTIONS WITH GOFF MOORE STRATEGIC PARTNERS, L.P. On October 4, 1999, the Company consummated the sale of shares of Series A Preferred Stock and warrants to purchase Common Stock to GMSP pursuant to a Securities Purchase Agreement ("Purchase Agreement") between the Company and GMSP dated effective June 29, 1999 (the "GMSP Transaction"). At the closing, the Company sold to GMSP for cash consideration of $31,620,000 (i) 31,620 shares of the Series A Preferred Stock, which are convertible into shares of the Common Stock at a conversion price of $5.10 per share (subject to adjustment), currently for a total of 6,200,000 shares of Common Stock, (ii) a five year Warrant (the "Series A Warrant") to purchase an aggregate of 1,550,000 shares of Common Stock at an exercise price of $6.375 per share (subject to adjustment), and
(iii) a seven year Warrant (the "Series B Warrant") to purchase an aggregate of 1,550,000 shares of Common Stock at an exercise price of $8.50 per share (subject to adjustment). At the closing, the Company and certain of the Company's subsidiaries entered into Investment Management Agreements with GMSP, pursuant to which GMSP will manage the consolidated investment portfolios of the Company and its insurance company subsidiaries.

         The Series A Preferred Stock issued to GMSP is presently convertible into, and the Series A Warrant and Series B Warrant are presently exercisable for, shares of Common Stock at the option of the holder. Assuming the Series A Preferred Stock is fully converted and the Series A Warrant and Series B Warrant are fully exercised on the Record Date, GMSP would own directly and have the power to vote 10,164,000 shares of Common Stock (approximately 33.7% of the then outstanding Common Stock). Each share of Series A Preferred Stock is entitled to vote with the Common Stock as a single class on all matters for which the Common Stock may vote on the basis of one vote per share of Common Stock into which it is convertible. The shares underlying the Series A Warrant and the Series B Warrant are not currently outstanding and do not have voting rights. The Purchase Agreement generally prohibits GMSP, its affiliates, associates, and employees from beneficially owning in the aggregate more than 35% of the fully-diluted Common Stock, other than as a result of repurchases of stock by the Company or pursuant to the acquisition of additional shares of Common Stock pursuant to the Company's 1990 Stock Option Plan, 1995 Stock Option Plan, or 1998 Long-Term Incentive Plan.

         GMSP was formed in February 1998, to serve as the primary investment vehicle for its principals, as well as Richard E. Rainwater and his family who are limited partners. GMSP is principally a long-term investor in companies that it deems to have superior management and attractive growth prospects. The partnership's Managing Principals are John C. Goff, a partner of Mr. Rainwater's for over 12 years, and Darla

D. Moore, who is Mr. Rainwater's wife and a former Managing Director of the Chase Manhattan Bank. J. Randall Chappel is a principal of GMSP and has been associated with Mr. Rainwater and his affiliated companies for 12 years. Mr. Goff owns approximately 44.9% of the limited partnership interests of GMSP Operating Partners, L.P., the general partner of GMSP. GMSP Operating Partners, L.P. owns approximately 14.3% of the partnership interests of GMSP. Mr. Goff also owns 50% of the membership interests of GMSP, L.L.C., the general partner of GMSP Operating Partners, L.P. GMSP, L.L.C. owns 1% of the partnership interests and is the general partner of GMSP Operating Partners, L.P.

         The Purchase Agreement provides that GMSP is entitled to designate two directors as long as GMSP and its affiliates, associates and employees maintain ownership of 75% of its current security holdings in the Company or 20% of the fully diluted Common Stock, and one director by maintaining ownership of 50% of its current security holdings or 5% of the fully diluted Common Stock. GMSP has designated Messrs. Goff and Chappel as its representatives on the Board. Any substitute for Messrs. Goff or Chappel must be acceptable to the members of the Board not affiliated with GMSP, its affiliates, associates or employees.

         Pursuant to the Purchase Agreement, the Company and each of its insurance company subsidiaries entered into Investment Management Agreements with GMSP which provide GMSP will manage the investments of the holding and insurance company funds of the type listed under the categories "Investments" on the Company's reports filed with the SEC. Under the Investment Management Agreements, GMSP is to receive investment management fees equal on an annual basis to (i) 30 basis points multiplied by the fair market value with respect to any portion of the portfolio invested in short term debt or investment grade debt obligations at the end of a given calendar month or during a majority of the days in the given calendar month and (ii) 100 basis points multiplied by the fair market value with respect to any portion of the portfolio invested in equity securities or other alternative investments in securities which are not investment grade debt obligations. No fees are payable with respect to the portions of the portfolio held in cash. Accrued fees will be paid monthly, based on the fair value of the investments at the end of each calendar month and subject to a minimum monthly fee of $75,000 in the aggregate under all the Investment Management Agreements.

         Pursuant to these Investment Management Agreements and with the specific approval of the Investment Committee (which is comprised of four directors who are not affiliated with GMSP), the Company has, and may in the future, invest in entities in which GMSP or its principals are affiliates or co-investors. On November 30, 1999, GNA agreed to invest $2,000,000 in GNA Investments I, L.P., a Texas limited partnership, in which GMSP has 1% general partner interest and GNA has 99% limited partner interest, to serve as a conduit for co-investing with GMSP in private transactions with early stage technology companies whose securities are speculative and involve a high degree of risk. In February and March 2000, the Company purchased in open market transactions common stock of Crescent Real Estate Equities, Inc. ("CEI") at an aggregate cost of approximately $2,523,000, and debt securities of CEI at an aggregate cost of approximately $2,443,000. John C. Goff, a principal of GMSP and a director of GNA, is President, Chief Executive Officer and a director of CEI.


         LALANDE GROUP ACQUISITION. On October 23, 1998, the Company completed the acquisition of the Lalande Financial Group, Inc. ("Lalande Group"). The Lalande Group includes National Specialty Lines, Inc. ("NSL") and DLT Insurance Adjusters, Inc. ("DLT"). NSL is a managing general agency that markets nonstandard personal auto insurance through approximately 800 retail agencies in Florida. DLT is an automobile claims adjusting firm that provides claim services on NSL produced business and to outside parties. The purchase price was for $18,000,000 in cash paid at closing plus up to an additional $22,000,000 in cash to be paid over approximately five years contingent upon the operating performance of the Lalande Group. The Company will pay $2,000,000 of the operating performance contingency in the second quarter of 2000.

         Carlos de la Torre and McRae B. Johnston entered into employment contracts with the Company upon consummation of the Company's acquisition of the Lalande Group. They shared the major part of the consideration paid for the Lalande Group.

         AGREEMENT WITH CLIENTSOFT. Beginning in July, 1999 and as part of the Company's initiative for linking its agents through a new Internet system, the Company entered into arrangements with ClientSoft, Inc. for the development of software for an Internet-based point of sale system to facilitate the Company's independent agents' performance of functions such as quoting, rating, application completion, policy underwriting and requesting reports. In 1999 the Company paid approximately $193,000 to ClientSoft under these arrangements and has budgeted spending an additional $1,000,000 for ClientSoft services in 2000. Glenn W. Anderson, President, Chief Executive Officer and a director of the Company, was a director of ClientSoft from December 13, 1999 to February 22, 2000.

                                    PART IV


ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORMS 8-K

(a)  Documents filed as part of the report:

      1. The following financial statements filed under Part II, Item 8:

              Independent Auditors' Report

              Consolidated Balance Sheets as of December 31, 1999 and 1998

              Consolidated Statements of Operations for the Years Ended
                  December 31, 1999, 1998 and 1997

              Consolidated Statements of Shareholders' Equity and Comprehensive
                  Income for the Years Ended December 31, 1999, 1998 and 1997

              Consolidated Statements of Cash Flows for the Years Ended
                  December 31, 1999, 1998 and 1997

              Notes to Consolidated Financial Statements, December 31, 1999,
                  1998 and 1997

      2. The following Consolidated Financial Statement Schedules are filed under Part II, Item 8:

              Schedule              Description
              --------              -----------

                  I                 Summary of Investments

                 II                 Condensed Financial Information of the
                                    Registrant

                III                 Supplementary Insurance Information

                 IV                 Reinsurance

                 VI                 Supplemental Information

      3. The following Exhibits:

                  Exhibit No.

                  *3.1 Restated Articles of Incorporation of Registrant as filed with the Secretary of State of Texas on July 24, 1986 [Exhibit 3.1, filed in Registration Statement No. 33-7846 on Form S-1, effective November 6, 1986].

                  *3.2 Articles of Amendment to the Articles of Incorporation as filed with the Secretary of State of Texas on June 10, 1988 [Exhibit 3.2, filed in Registration Statement No. 33-25226 on Form S-1, effective November 14, 1988].

                  *3.3 Articles of Amendment to Articles of Incorporation as filed with the Secretary of State of Texas on August 13, 1993 [Exhibit 3.6, Form 10-K dated March 25, 1994].

                  *3.4 Statement of Resolution Establishing and Designating Series A Convertible Preferred Stock of Registrant as filed with the Secretary of State of the State of Texas on October 1, 1999 [Exhibit 99.18, Form 8-K dated June 29, 1999].

                  +3.5         Bylaws of Registrant as amended through
                               February 24, 2000.

                  *4.1 Rights Agreement, dated as of March 3, 1988, between the Registrant and Team Bank/Fort Worth, N.A. [Exhibit 1, Form 8-K dated March 14, 1988].

                  *4.2 Amendment No. 1 dated as of March 5, 1990 to Rights Agreement dated as of March 3, 1988 between Registrant and Team Bank as Rights Agent [Exhibit 4.2, Form 10-K dated March 27, 1992].

                  *4.3 Amendment No. 2 dated as of May 25, 1993 to Rights Agreement between Registrant and Society National Bank (successor to Team Bank (formerly Texas American Bank/Fort Worth, N.A.)), as Rights Agent [Exhibit 4.4, Form 10-K dated March 25, 1994].

                  *4.4 Amendment No. 3 to Rights Agreement and appointment of Continental Stock Transfer & Trust Company as Successor Rights Agent, dated September 30, 1994 [Exhibit 10.29, Form 10-K dated March 30, 1995].

                  *4.5 Amendment No. 4 dated June 29, 1999 to Rights Agreement between Registrant and Continental Stock Transfer & Trust Company [Exhibit 99.21, Form 8-K dated June 29, 1999].

                  *4.6 Form of Common Stock Certificate [Exhibit 4.6, Form 10-K dated March 28, 1997].

                  *4.7 Agreement dated August 26, 1994 appointing Continental Stock Transfer & Trust Company transfer agent and registrar [Exhibit 10.28, Form 10-K dated March 30, 1995].

                  *10.1 1990 Stock Option Plan of the Registrant [Exhibit 10.16, Form 10-K dated March 22, 1991].

                  *10.2 1995 Stock Option Plan of the Registrant [Exhibit 10.31, Form 10-K dated March 28, 1996].

                  *10.3 1998 Long Term Incentive Plan of the Registrant [Exhibit 99.8, Form 10-Q Report dated August 10, 1998].

                  *10.4 Forms of Change of Control Agreements [Exhibit 10.36, Form 10-K dated March 29, 1993; Exhibit
                               10.36 Form 10-K dated March 30, 1998].

                  *10.5 Employment Agreement dated April 25, 1998 between Glenn W. Anderson and the Registrant [Exhibit 99.5, Form 10-Q/A dated June 16, 1998].

                  *10.6 Change of Control Agreement for Glenn W. Anderson [Exhibit 99.7, Form 10-Q/A dated June 16, 1998].

                  *10.7 Replacement Non-Qualified Stock Option Agreement dated July 24, 1998 between Glenn W. Anderson and the Registrant [Exhibit 99.6, Form 10-Q Report dated August 10, 1998].

                  *10.8 Management Contract between GAINSCO County Mutual Insurance Company and GAINSCO Service Corp. and related Surplus Debenture, Amendment to Surplus Debenture, Certificate of Authority and accompanying Commissioner's Order granting Certificate Authority, allowing for charter amendments and extension of charter [Exhibits 10.23, 10.24 and 10.25, Form 10-K dated March
                               29, 1993; Exhibit 10.27, Form 10-K dated March 25, 1994].

                  *10.9 Revolving Credit Agreement dated November 13, 1998 among Registrant, GAINSCO Service Corp. and Bank One, Texas, N.A., First Amendment thereto dated October 4, 1999 and related Promissory Note, Security Agreement and Pledge Agreement [Exhibits 10.50 to 10.53, Form 10-K/A dated March 30, 1999; Exhibit 99.22, Form 8-K dated October 4, 1999].

                  *10.10 Securities Purchase Agreement dated as of June 29, 1999 between Registrant and Goff Moore Strategic Partners, L.P. ("GMSP") and related Series A Common Stock Purchase Warrant and Series B Common Stock Purchase Warrant [Exhibit 2.1, Form 8-K dated June 29, 1999; Exhibits
                               99.19 and 99.20, Form 8-K dated October 4,
                               1999].

                  +10.11 Investment Management Agreements dated October 4, 1999 between GMSP and each of Registrant, General Agents Insurance Company of America, Inc., MGA Insurance Company, Inc. and Gainsco County Mutual Insurance Company; and Investment Management Agreement dated January 6, 2000 between GMSP and Midwest Casualty Insurance Company.

                  *10.12 Stock Purchase Agreements dated August 17, 1998 with Carlos de la Torre, McRae B. Johnston, Michael S. Johnston and Ralph Mayoral relating to acquisition by Registrant of Lalande Group and related employment agreements with them [Exhibits 99.6 to 99.13, Form 8-K dated August 26, 1998].

                  *10.13 Asset Purchase Agreement dated March 9, 1999 between the Registrant, Agents Processing Systems, Inc. and Insurance Business Solutions Incorporated [Exhibit 10.49, Form 10-K dated March 30, 1999].

                  +10.14 Stock Purchase Agreement dated as of November 17, 1999 among Registrant, Tri-State, Ltd., Herbert A. Hill and Alan E. Heidt and related Pledge Agreement dated as of January 7, 2000 executed by the Registrant in favor of Bank One, NA and Unlimited Guaranty dated as of January 7, 2000 executed by Tri-State, Ltd. in favor of Bank One, NA.

                  +10.15 Agreement of Limited Partnership of GNA Investments I, L.P. dated as of November 30, 1999 between Registrant and Goff Moore Strategic Partners, L.P.

                  +10.16 Professional Service Agreement dated as of October 22, 1999 between Registrant and ClientSoft, Inc.

                   11 Statement regarding Computation of Per Share Earnings (the required information is included in Note 1(m) of Notes to Consolidated Financial Statements included in this Report and no separate statement is, or is required to be, filed as an exhibit)

                  +21          Subsidiaries of Registrant.

                  +23          Consent of KPMG LLP to incorporation by
                               reference.

                  +24          Powers of Attorney.

                  +27          Financial Data Schedule.


-----------------
* Exhibit has previously been filed with the Commission as an exhibit in the filing designated in brackets and is incorporated herein by this reference. Registrant's file number for reports filed under the Securities Exchange Act of 1934 is 1-9828.

+        Filed herewith (see Exhibit Index).
-----------------

(b)      Reports on Form 8-K

         During the quarter ended December 31, 1999, the Registrant filed a Form 8-K Report on October 7, 1999 disclosing under Item 5 the GMSP transactions described elsewhere in this Report. No financial statements were filed with that Form 8-K Report.

(c)      Exhibits required by Item 601 of Regulation S-K.

         The exhibits listed in Item 14(a) 3 of this Report, and not incorporated by reference to a separate file, are filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAINSCO, INC.
(Registrant)



/s/ Glenn W. Anderson
--------------------------------
By: Glenn W. Anderson, President

Date:  03/29/00
       --------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Name                               Title                                       Date
         ----                               -----                                       ----
Joel C. Puckett*                    Chairman of the Board                              3/29/00
----------------------------                                                           -------
Joel C. Puckett

/s/ Glenn W. Anderson               President and Chief                                3/29/00
----------------------------        Executive Officer                                  -------
Glenn W. Anderson

/s/ Daniel J. Coots                 Senior Vice President and                          3/29/00
----------------------------        Chief Financial Officer                            -------
Daniel J. Coots

Sam Rosen*                          Secretary and Director                             3/29/00
----------------------------                                                           -------
Sam Rosen

J. Randall Chappel*                 Director                                           3/29/00
----------------------------                                                           -------
J. Randall Chappel

John C. Goff*                       Director                                           3/29/00
----------------------------                                                           -------
John C. Goff

Robert J. McGee, Jr.*               Director                                           3/29/00
----------------------------                                                           -------
Robert J. McGee

Harden H. Wiedemann*                Director                                           3/29/00
----------------------------                                                           -------
Harden H. Wiedemann

John H. Williams*                   Director                                           3/29/00
----------------------------                                                           -------
John H. Williams


*By:     /s/ Glenn W. Anderson
         -----------------------
         Glenn W. Anderson,
         Attorney in-fact
         under Power of Attorney

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



                           /s/ GLENN W. ANDERSON
                           ----------------------------------------------------
                           Glenn W. Anderson
                           President and Chief Executive Officer



                           /s/ DANIEL J. COOTS
                           ----------------------------------------------------
                           Daniel J. Coots
                           Senior Vice President and Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT





The Board of Directors and Shareholders GAINSCO, INC.:

We have audited the accompanying consolidated balance sheets of GAINSCO, INC. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GAINSCO, INC. and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

We have also previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheets of GAINSCO, INC. and subsidiaries as of December 31, 1997, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1996 and 1995, and we expressed unqualified opinions on those consolidated financial statements.

In our opinion, the information set forth in the selected consolidated financial data for each of the years in the five-year period ended December 31, 1999, appearing on pages 19 and 20, is fairly presented, in all material respects, in relation to the consolidated financial statements from which it has been derived.



                                                                     KPMG LLP

Dallas, Texas
February 25, 2000

                         GAINSCO, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1999 and 1998

                                    Assets                                               1999           1998
                                 ------------                                        ------------   ------------

Investments (note 2):
   Fixed maturities:
     Bonds held to maturity, at amortized cost (fair value:
        $60,978,145 - 1998)                                                          $       --       59,788,233

     Bonds available for sale, at fair value (amortized cost:
        $200,415,218 - 1999, $143,806,030 - 1998)                                     197,077,075    145,588,002

     Certificates of deposit, at cost (which approximates
        fair value)                                                                       455,000        595,000

   Equity investments, at cost (which approximates fair value)                            916,278           --
   Marketable securities, at fair value (cost: $372,179 - 1999,
     $318,436 - 1998)                                                                     254,051        268,585

   Short-term investments, at cost (which approximates
     fair value)                                                                       46,477,728      4,749,139
                                                                                     ------------   ------------

        Total investments                                                             245,180,132    210,988,959
Cash                                                                                    1,205,364      3,982,059
Accrued investment income                                                               3,797,286      4,224,230
Premiums receivable (net of allowance for doubtful accounts:
   $42,000 - 1999, $81,000 - 1998) (note 1)                                            25,431,714     14,885,063

Reinsurance balances receivable                                                         3,254,930      2,392,576
Ceded unpaid claims and claim adjustment expenses (notes 1 and 5)                      37,299,327     35,030,001
Ceded unearned premiums (note 5)                                                       23,148,581     22,387,599
Deferred policy acquisition costs (note 1)                                             14,927,673     11,320,142
Property and equipment (net of accumulated depreciation and
   amortization: $8,605,454 - 1999, $8,175,798 - 1998) (note 1)                         6,855,250      6,716,636

Current Federal income taxes (note 1)                                                     144,628      5,031,950
Deferred Federal income taxes (notes 1 and 6)                                           8,401,714      6,669,093
Management contract                                                                     1,637,571      1,687,571
Other assets                                                                            6,012,424      3,216,611
Goodwill (note 1)                                                                      18,351,117     17,057,772
                                                                                     ------------   ------------
        Total assets                                                                 $395,647,711    345,590,262
                                                                                     ============   ============


See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1999 and 1998


                   Liabilities and Shareholders' Equity                          1999             1998
                   ------------------------------------                      -------------    -------------

Liabilities:
   Unpaid claims and claim adjustment expenses (notes 1 and 5)               $ 132,813,583      136,798,149
   Unearned premiums (notes 1 and 5)                                            82,219,785       63,601,677
   Commissions payable                                                           1,629,787        4,279,431
   Accounts payable                                                              9,198,827        7,311,920
   Reinsurance balances payable                                                  7,899,550        1,327,997
   Deferred revenue                                                              1,227,863        1,935,290
   Drafts payable                                                                4,206,314        5,834,846
   Note payable (note 4)                                                        18,000,000       18,000,000
   Dividends payable (note 7)                                                      474,598          365,690
   Other liabilities                                                               278,829          651,364
                                                                             -------------    -------------
         Total liabilities                                                     257,949,136      240,106,364
                                                                             -------------    -------------

Shareholders' Equity (notes 7 and 8):
   Preferred stock ($100 par value, 10,000,000 shares
     authorized, 31,620 issued at December 31, 1999)                             3,162,000             --

   Common stock ($.10 par value, 250,000,000 shares authorized, 21,763,927 issued at December 31, 1999 and
     21,740,657 issued at December 31, 1998)                                     2,176,393        2,174,066

   Common stock warrants                                                         2,040,000             --
   Additional paid-in capital                                                  112,674,842       87,778,548
   Accumulated other comprehensive income (loss) (notes 2 and 3)                (2,246,575)       1,138,941
   Retained earnings                                                            27,586,440       22,086,868
   Treasury stock, at cost (844,094 shares at December 31.1999
     and December 31, 1998) (note 1)                                            (7,694,525)      (7,694,525)
                                                                             -------------    -------------

         Total shareholders' equity                                            137,698,575      105,483,898
                                                                             -------------    -------------
   Commitments and contingencies (notes 5, 8, 9 and 11)
         Total liabilities and shareholders' equity                          $ 395,647,711      345,590,262
                                                                             =============    =============

See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                  Years ended December 31, 1999, 1998 and 1997



                                                          1999              1998              1997
                                                     --------------    --------------    --------------
Revenues:
   Net premiums earned (note 5)                      $  113,280,292        92,203,393       102,255,979
   Net investment income (note 2)                         9,722,213         9,802,702         9,731,132
   Net realized gains (note 1)                              605,606           692,510           326,905
   Insurance services                                     1,848,590         2,927,587         2,631,319
                                                     --------------    --------------    --------------
                                                        125,456,701       105,626,192       114,945,335
                                                     --------------    --------------    --------------

Expenses:
   Claims and claims adjustment expenses
     (notes 1 and 5)                                     76,349,044        86,352,980        62,085,643
   Commissions                                           27,895,646        23,321,414        21,536,034
   Change in deferred policy acquisitions and
     deferred ceding commission income (note 1)          (3,607,531)          297,994         1,015,802
   Interest expense                                       1,265,529           101,763              --
   Amortization of goodwill                                 688,645           171,502              --
   Underwriting and operating expenses                   14,524,068        16,660,628        15,546,068
                                                     --------------    --------------    --------------
                                                        117,115,401       126,906,281       100,183,547
                                                     --------------    --------------    --------------
        Income (loss) before Federal income taxes         8,341,300       (21,280,089)       14,761,788
Federal income taxes (note 6):
   Current expense (benefit)                              1,113,399        (5,571,134)        2,860,704
   Deferred expense (benefit)                               100,764        (4,046,391)          (22,442)
                                                     --------------    --------------    --------------
                                                          1,214,163        (9,617,525)        2,838,262
                                                     --------------    --------------    --------------
        Net income (loss)                            $    7,127,137       (11,662,564)       11,923,526
                                                     ==============    ==============    ==============

        Earnings (loss) per share (notes 1 and 7):
           Basic                                     $          .34              (.56)              .57
                                                     ==============    ==============    ==============
           Diluted                                   $          .32              (.56)              .56
                                                     ==============    ==============    ==============


See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

    Consolidated Statements of Shareholders' Equity and Comprehensive Income

                  Years ended December 31, 1999, 1998, and 1997




                                                       1999           1998          1997
                                                   ------------   ------------   ------------

Preferred stock:
   Balance at beginning of year                    $       --             --             --
   Issuance of shares (31,620 in 1999)                3,162,000           --             --
                                                   ------------   ------------   ------------
      Balance at end of year                          3,162,000           --             --
                                                   ------------   ------------   ------------
Common stock:
   Balance at beginning of year                       2,174,066      2,170,112      2,167,037
   Exercise of options to purchase shares
      (23,270 in 1999, 39,539 in 1998 and
       30,749 in 1997)                                    2,327          3,954          3,075
                                                   ------------   ------------   ------------

      Balance at end of year                          2,176,393      2,174,066      2,170,112
                                                   ------------   ------------   ------------
Common stock warrants:
   Balance at beginning of year                            --             --             --
   Issuance of warrants in connection with
      preferred stock                                 2,040,000           --             --
                                                   ------------   ------------   ------------

      Balance at end of year                          2,040,000           --             --
                                                   ------------   ------------   ------------
Additional paid-in capital
   Balance at beginning of year                      87,778,548     87,697,754     87,610,379
   Exercise of options to purchase shares
      (23,270 in 1999, 39,539 in 1998 and
       30,749 in 1997)                                   47,551         80,794         87,375

   Issuance of preferred shares (31,620 in 1999)     24,762,929           --             --
   Accretion of discount on preferred shares             85,814           --             --
                                                   ------------   ------------   ------------
      Balance at end of year                       $112,674,842     87,778,548     87,697,754
                                                   ------------   ------------   ------------



                                                                     (continued)

                         GAINSCO, INC. AND SUBSIDIARIES

    Consolidated Statements of Shareholders' Equity and Comprehensive Income

                  Years ended December 31, 1999, 1998, and 1997




                                                             1999                     1998                       1997
                                                  ------------------------  ------------------------   -----------------------

Retained earnings:
 Balance at beginning of year                     $ 22,086,868               35,188,460                24,517,265
 Net income (loss) for year                          7,127,137   7,127,137  (11,662,564) (11,662,564)  11,923,526   11,923,526
 Cash dividend - common (note 7)                    (1,463,227)              (1,462,070)               (1,310,518)
 Cash dividend - preferred (note 7)                   (108,500)                     --                        --
 Accretion of discount on
    preferred shares                                   (85,814)                     --                        --

 Tax benefit on non-qualified
    stock options exercised                             29,976                   23,042                    58,187
                                                  ------------              -----------
    Balance at end of year                          27,586,440               22,086,868                35,188,460
                                                  ------------              -----------               -----------

Accumulated other comprehensive income (loss):

 Balance at beginning of year                        1,138,941                1,058,268                   496,675
 Unrealized gains (losses) on
    securities, net of
    reclassification adjustment,
    net of tax (note 3)                             (3,385,516) (3,385,516)      80,673       80,673      561,593      561,593
                                                  ------------  ----------  -----------  -----------  -----------   ----------
 Comprehensive income (loss)                                     3,741,621               (11,581,891)               12,485,119
                                                                ==========               ===========                ==========
    Balance at end of year                          (2,246,575)               1,138,941                 1,058,268
                                                  ------------              -----------               -----------

Treasury stock:
 Balance at beginning of year                       (7,694,525)              (7,552,334)               (5,438,774)
 Purchases during year                                     --                  (142,191)               (2,113,560)
                                                  ------------              -----------               -----------
    Balance at end of year                          (7,694,525)              (7,694,525)               (7,552,334)
                                                  ------------              -----------               -----------
 Total shareholders' equity at
    end of year                                   $137,698,575              105,483,898               118,562,260
                                                  ============              ===========               ===========







See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1999, 1998 and 1997




                                                                     1999            1998            1997
                                                                 ------------    ------------    ------------

Cash flows from operating activities:
   Net income (loss)                                             $  7,127,137     (11,662,564)     11,923,526
   Adjustments to reconcile net income (loss) to
     cash provided by/(used for) operating activities:

     Depreciation and amortization                                  4,312,400       4,794,084       4,806,982
     Change in deferred Federal income taxes                          100,764      (4,046,391)        (22,442)
     Change in accrued investment income                              426,944         490,598        (406,643)
     Change in premiums receivable                                (10,546,651)        187,021       1,574,653
     Change in reinsurance balances receivable                       (862,354)        211,935        (448,185)
     Change in ceded unpaid claims and claim
        adjustment expenses                                        (2,269,326)     (5,505,975)     (2,810,872)
     Change in ceded unearned premiums                               (760,982)     (3,241,327)     (2,866,259)
     Change in deferred policy acquisition costs
        and deferred ceding commission income                      (3,607,531)        297,994       1,015,802
     Change in other assets                                        (2,795,813)       (440,620)       (272,994)
     Change in unpaid claims and claim adjustment
        expenses                                                   (3,984,566)     23,571,140       7,535,421
     Change in unearned premiums                                   18,618,108        (402,830)     (1,250,646)
     Change in commissions payable                                 (2,649,644)      2,072,010        (481,916)
     Change in accounts payable                                     1,886,907      (2,140,412)     (1,128,872)
     Change in reinsurance balances payable                         6,571,553         582,192        (312,118)
     Change in deferred revenue                                      (707,427)       (369,872)         42,507
     Change in drafts payable                                      (1,628,532)     (3,558,529)      3,174,331
     Change in other liabilities                                     (372,535)       (371,359)          2,157
     Change in current Federal income taxes                         4,917,298      (4,212,277)       (314,296)
                                                                 ------------    ------------    ------------
        Net cash provided by/(used for) operating
           activities                                            $ 13,775,750      (3,745,182)     19,760,136
                                                                 ------------    ------------    ------------


                                                                     (continued)

                         GAINSCO, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1999, 1998 and 1997



                                                                    1999            1998            1997
                                                                ------------    ------------    ------------

Cash flows from investing activities: Bonds held to maturity:
      Matured                                                   $ 17,833,400      30,636,243      16,594,930
      Purchased                                                         --        (2,253,813)     (3,434,618)
   Bonds available for sale:
      Sold                                                        32,934,481      46,326,098      37,694,342
      Matured                                                     11,177,942       1,520,000       7,544,426
      Purchased                                                  (61,910,875)    (71,425,415)    (92,169,999)
   Equity investments purchased                                     (916,278)           --              --
   Marketable securities sold                                          3,148          28,191            --
   Marketable securities purchased                                   (56,891)           --              --
   Certificates of deposit matured                                   510,000         595,000         420,000
   Certificates of deposit purchased                                (370,000)       (595,000)       (420,000)
   Net change in short-term investments                          (41,728,589)     (1,312,442)     17,838,889
   Property and equipment purchased                                 (568,270)       (504,229)       (891,693)
   Net assets acquired through purchase of
      subsidiary (1998 net of cash acquired of
      $ 5,865,515)                                                (2,012,500)    (12,464,783)           --
                                                                ------------    ------------    ------------

       Net cash used for investing activities                    (45,104,432)     (9,450,150)    (16,823,723)
                                                                ------------    ------------    ------------

Cash flows from financing activities:
   Proceeds from note payable                                           --        18,000,000            --
   Cash dividends paid                                            (1,462,820)     (1,461,679)     (1,261,530)
   Preferred stock and warrants issued (net of
      transaction fees)                                           29,964,929            --              --
   Proceeds from exercise of common stock options                     49,878          84,748          90,450
   Treasury stock acquired                                              --          (142,191)     (2,113,560)
                                                                ------------    ------------    ------------
       Net cash provided by/(used for) financing
          activities                                              28,551,987      16,480,878      (3,284,640)
                                                                ------------    ------------    ------------

Net increase (decrease) in cash                                   (2,776,695)      3,285,546        (348,227)
Cash at beginning of year                                          3,982,059         696,513       1,044,740
                                                                ------------    ------------    ------------
Cash at end of year                                             $  1,205,364       3,982,059         696,513
                                                                ============    ============    ============



See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997




(1)      SUMMARY OF ACCOUNTING POLICIES

         (a)      Basis of Consolidation

                  The accompanying consolidated financial statements include the accounts of GAINSCO, INC. (the Company) and its wholly-owned subsidiaries, General Agents Insurance Company of America, Inc. (General Agents), General Agents Premium Finance Company (GAPFCO), Agents Processing Systems, Inc., Risk Retention Administrators, Inc., GAINSCO Service Corp. (GSC), Lalande Financial Group, Inc. (Lalande Group), National Specialty Lines, Inc. (NSL) and DLT Insurance Adjusters, Inc. (DLT). General Agents has one wholly owned subsidiary, MGA Insurance Company, Inc. (MGAI) which, in turn, owns 100% of MGA Agency, Inc. GSC has one wholly owned subsidiary, MGA Premium Finance Company. GSC controls the management contract and charter of GAINSCO County Mutual Insurance Company (GCM) and its accounts have been included in the accompanying consolidated financial statements. All significant intercompany accounts have been eliminated in consolidation.

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

         (b)      Nature of Operations

                  The Company is predominantly a property and casualty insurance company concentrating its efforts on nonstandard markets within the commercial, personal and specialty insurance lines. The Company is approved to write insurance in 48 states and the District of Columbia on a non-admitted basis and in 44 states and the District of Columbia on an admitted basis. The Company markets its commercial lines of insurance through 161 non-affiliated general agents' offices and its nonstandard personal auto line is marketed through approximately 800 non-affiliated retail agencies. Approximately 75% of the Company's gross premiums written during 1999 resulted from risks located in California, Florida, Georgia, Pennsylvania, Tennessee and Texas.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997



         (c)      Investments

                  Bonds held to maturity were stated at amortized cost. Bonds available for sale and marketable securities are stated at fair value with changes in fair value recorded as a component of comprehensive income. Equity investments and short-term investments are stated at cost. The equity investments, acquired in late 1999, are predominately private equity investments that are not traded in public markets and cost is considered to approximate fair value. In the fourth quarter of 1999 all bonds classified as held to maturity were transferred to the available for sale classification and adjusted to fair value. The amortized cost at the date of transfer for these bonds $41,069,988 and the fair value was $41,036,014 resulting in an unrealized loss before Federal income taxes of $33,974. The company made this change since it no longer invests in bonds with the intent of holding them to maturity.

                  The "specific identification" method is used to determine costs of investments sold. Provisions for possible losses are recorded only when the values have experienced impairment considered "other than temporary" by a charge to realized losses resulting in a new cost basis of the investment. Proceeds from the sale of bond securities totaled $32,934,481, $46,326,098, and $37,694,342 in 1999, 1998 and 1997,
                  respectively. The realized gains were $684,029, $721,404, and $384,184 in 1999, 1998 and 1997, respectively. The realized losses were $78,423, $28,894, and $57,279 in 1999, 1998 and
                  1997, respectively.

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

         (e) Deferred Policy Acquisition Costs and Deferred Ceding Commission Income

                  Policy acquisition costs, principally commissions, premium taxes and marketing and underwriting expenses, are deferred and charged to operations over periods in which the related premiums are earned. Ceding commission income, which is realized on a written basis, is deferred and recognized over periods in which the related premiums are earned. Deferred ceding commission income is netted against deferred policy acquisition costs. The

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997



                  marketing expenses are predominately salaries, salary related expenses and travel expenses of the Company's marketing representatives who actively solicit business from the independent general agents. The Company utilizes investment income when assessing recoverability of deferred policy acquisition costs.

                  The change in the resulting deferred asset is charged (credited) to operations. Information relating to these net deferred amounts, as of and for the years ended December 31, 1999, 1998 and 1997 is summarized as follows:


                                                              1999            1998            1997
                                                          ------------    ------------    ------------
Asset balance, beginning of period                        $ 11,320,142      11,618,136      12,633,938
                                                          ------------    ------------    ------------
  Deferred commissions                                      27,149,110      19,709,462      19,912,479
  Deferred premium taxes, boards & bureaus and fees          3,129,942       1,552,028       1,837,188
  Deferred marketing and underwriting expenses               3,078,115       3,199,524       3,498,668
  Deferred ceding commission income                           (212,127)       (373,435)        (85,152)
  Amortization                                             (29,537,509)    (24,385,573)    (26,178,985)
                                                          ------------    ------------    ------------
        Net change                                           3,607,531        (297,994)     (1,015,802)
                                                          ------------    ------------    ------------
Asset balance, end of period                              $ 14,927,673      11,320,142      11,618,136
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

                  The following schedule summarizes the components of property and equipment:

                                                           As of December 31
                                                     ----------------------------
                                                         1999            1998
                                                     ------------    ------------
Land                                                 $    865,383         865,383
Buildings                                               6,295,850       6,289,065
Furniture and equipment                                 5,196,044       5,232,279
Software                                                3,103,427       2,505,707
Accumulated depreciation and amortization              (8,605,454)     (8,175,798)
                                                     ------------    ------------
                                                     $  6,855,250       6,716,636
                                                     ============    ============

         (g)      Software Costs

                  The Company capitalizes certain costs of developing computer software intended for resale. Costs relating to programs for internal use are recorded in property and equipment and are

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997



                  amortized using the straight-line method over five years or the estimated useful life, whichever is shorter. The deferred cost is also reduced by incidental sales of programs developed for internal use.

         (h)      Goodwill

                  Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over 25 years which is the expected period to be benefited. The Company will periodically review the recoverability of goodwill based on an assessment of undiscounted cash flows of future operations to ensure it is appropriately valued.

         (i)      Treasury Stock

                  The Company records treasury stock in accordance with the "cost method" described in Accounting Principles Board Opinion
                  (APB) 6. The Company held 844,094 shares as treasury stock at December 31, 1999 and 1998 with a cost basis of $9.12 per share.

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

                  Liabilities for unpaid claims and claim adjustment expenses are based on estimates of the ultimate cost of settlement. Changes in claim estimates resulting from the review process and differences between estimates and ultimate payments are reflected in expense for the year in which the revision of these estimates first become known.

                  The process of establishing claim reserves is an imprecise science and reflects significant judgmental factors. In many liability cases, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured claim and the settlement of the claim. Some judicial decisions and legislative actions, even after coverage is written and reserves are initially set, broaden liability and policy definitions and increase the severity of claim payments. As a result of this and other societal and economic developments, the

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997



                  uncertainties inherent in estimating ultimate claim costs on the basis of past experience have increased significantly, further complicating the already difficult claim reserving process.

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

                  The following table sets forth the changes in unpaid claims and claim adjustment expenses, net of reinsurance cessions, as shown in the Company's consolidated financial statements for the periods indicated:


                                                                                              As of and for the
                                                                                            years ended December 31
                                                                                  ------------------------------------------
                                                                                      1999           1998           1997
                                                                                  ------------   ------------   ------------
                                                                                            (Amounts in thousands)
Unpaid claims and claim adjustment expenses, beginning of period                  $    136,798        113,227        105,691
Less: Ceded unpaid claims and claim adjustment expenses,
      beginning of period                                                               35,030         29,524         26,713
                                                                                  ------------   ------------   ------------

Net unpaid claims and claim adjustment expenses, beginning of period                   101,768         83,703         78,978
                                                                                  ------------   ------------   ------------

Net claims and claim adjustment expense incurred related to:

   Current period                                                                       75,976         59,635         53,969
   Prior periods                                                                           373         26,718          8,117
                                                                                  ------------   ------------   ------------

      Total net claim and claim adjustment expenses incurred                            76,349         86,353         62,086
                                                                                  ------------   ------------   ------------

Net claims and claim adjustment expenses paid related to:

   Current period                                                                       32,651         19,693         17,807
   Prior periods                                                                        49,951         48,595         39,554
                                                                                  ------------   ------------   ------------

      Total net claim and claim adjustment expenses paid                                82,602         68,288         57,361
                                                                                  ------------   ------------   ------------

Net unpaid claims and claim adjustment expenses, end of period                          95,515        101,768         83,703
Plus: Ceded unpaid claims and claim adjustment expenses, end of period                  37,299         35,030         29,524
                                                                                  ------------   ------------   ------------

Unpaid claims and claim adjustment expenses, end of period                        $    132,814        136,798        113,227
                                                                                  ============   ============   ============

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997


                  For 1998 the unfavorable development in claims and claim adjustment expenses incurred was primarily the result of unanticipated unfavorable development for commercial auto liability for the 1997, 1996 and 1995 accident years. For 1997, the development in claims and claim adjustment expenses incurred was largely a result of claim reserve increases recorded for commercial auto claims in Kentucky for the 1996 and 1995 accident years and adverse development in claim adjustment expense reserves for commercial auto in the 1996, 1995 and 1994 accident years.

         (l)      Income Taxes

                  The Company and its subsidiaries file a consolidated Federal income tax return. Deferred income tax items are accounted for under the asset and liability method which provides for temporary differences between the reporting of earnings for financial statement purposes and for tax purposes, primarily deferred policy acquisition costs, the discount on unpaid claims and claim adjustment expenses and the nondeductible portion of the change in unearned premiums. The Company paid income taxes of $1,340,161, $0, and $3,175,000 during 1999,
                  1998 and 1997, respectively. The Company received Federal income tax refunds totaling $5,144,060 during 1999.

         (m)      Earnings Per Share

                  The following table sets forth the computation of basic and diluted earnings per share:

                                                                        Years ended December 31
                                                               -------------------------------------------
                                                                   1999           1998            1997
                                                               ------------   ------------    ------------
Basic earnings (loss) per share:
  Numerator:
     Net income (loss)                                         $  7,127,137    (11,662,564)     11,923,526
     Less: Preferred stock dividends                                108,500             --              --
                                                               ------------   ------------    ------------
     Net income (loss) available to common                     $  7,018,637    (11,662,564)     11,923,526
                                                               ------------   ------------    ------------
     shareholders
  Denominator:
     Weighted average shares outstanding                         20,903,723     20,881,357      20,996,386
                                                               ------------   ------------    ------------
        Basic earnings (loss) per share                        $        .34           (.56)            .57
                                                               ============   ============    ============
Diluted earnings (loss) per share:
  Numerator:
     Net income (loss)                                         $  7,127,137    (11,662,564)     11,923,526
                                                               ------------   ------------    ------------
  Denominator:
     Weighted average shares outstanding                         20,903,723     20,881,357      20,996,386
     Effect of dilutive securities:
       Employee stock options                                       157,536        355,329         248,863
       Convertible preferred stock                                1,430,769             --              --
                                                               ------------   ------------    ------------
       Weighted average shares and assumed conversions           22,492,028     21,236,686      21,245,249
                                                               ------------   ------------    ------------
        Diluted earnings (loss) per share                      $        .32           (.56)            .56
                                                               ============   ============    ============

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997



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

         (o)      Accounting Pronouncements

                  Effective January 1, 1998, the Company adopted FASB Statement 130, "Reporting Comprehensive Income" (Statement 130). Statement 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and net unrealized gains (losses) on securities and is presented in the consolidated statements of stockholders' equity and comprehensive income. Statement 130 requires only additional disclosures in the consolidated financial statements. It does not affect the Company's financial position or results of operations. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

                  Effective January 1, 1998, the Company adopted FASB Statement 131, "Disclosures about Segments of an Enterprise and Related Information" (Statement 131) which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company makes operating decisions and assesses performance for the commercial lines segment and the personal lines segment. Statement 131 requires only additional disclosures in the consolidated financial statements. It does not affect the Company's financial position or results of operations.

                  In February 1998, the FASB issued Statement 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (Statement 132). Statement 132 was effective for fiscal years beginning after December 15, 1997. The Company has no benefit plans falling within the scope of Statement 132.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997



(2)      INVESTMENTS

         The following schedule summarizes the components of net investment income:

                                                Years ended December 31
                                      --------------------------------------------
                                          1999            1998            1997
                                      ------------    ------------    ------------
Investment income on:
    Fixed maturities                  $  9,086,506       9,109,856       9,218,089
    Short-term investments               1,019,238         896,940         782,051
                                      ------------    ------------    ------------
                                        10,105,744      10,006,796      10,000,140
    Investment expenses                   (383,531)       (204,094)       (269,008)
                                      ------------    ------------    ------------
      Net investment income           $  9,722,213       9,802,702       9,731,132
                                      ============    ============    ============


         The following schedule summarizes the amortized cost and estimated fair values of investments in debt securities:


                                                                    Gross        Gross       Estimated
                                                     Amortized    Unrealized   Unrealized      Fair
                                                        Cost        Gains        Losses        Value
                                                     ----------   ----------   ----------    ----------
                                                                   (Amounts in thousands)

Fixed maturities:
  Bonds held to maturity:
     U.S. Government securities - 1999               $       --           --           --            --
     U.S. Government securities - 1998                    5,668          235          (16)        5,887
     Tax-exempt state & municipal bonds - 1999               --           --           --            --
     Tax-exempt state & municipal bonds - 1998           54,120          972           (1)       55,091
  Bonds available for sale:
     U.S. Government securities - 1999                   24,365           --         (336)       24,029
     U.S. Government securities - 1998                   13,734          235           --        13,969
     Tax-exempt state & municipal bonds - 1999          148,983          178       (2,957)      146,204
     Tax-exempt state & municipal bonds - 1998          130,072        1,787         (240)      131,619
     Corporate bonds - 1999                              27,067           22         (245)       26,844
     Corporate bonds - 1998                                  --           --           --            --
  Certificates of deposit - 1999                            455           --           --           455
  Certificates of deposit - 1998                            595           --           --           595
        Total Fixed maturities - 1999                   200,870          200       (3,538)      197,532
        Total Fixed maturities - 1998                $  204,189        3,229         (257)      207,161

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997



         The amortized cost and estimated fair value of debt securities at December 31, 1999 and 1998, by maturity, are shown below.

                                                                 1999                      1998
                                                        -----------------------   -----------------------
                                                                     Estimated                 Estimated
                                                         Amortized     Fair       Amortized      Fair
                                                           Cost        Value         Cost        Value
                                                        ----------   ----------   ----------   ----------
                                                                     (Amounts in thousands)
  Due in one year or less                               $   42,770       42,821       31,335       31,489
  Due after one year but within five years                 113,979      112,151      123,550      125,323
  Due after five years but within ten years                 35,123       33,755       46,692       47,734
  Due after ten years but within twenty years                5,622        5,432        2,612        2,615
  Due beyond twenty years                                    3,376        3,373           --           --
                                                        ----------   ----------   ----------   ----------
                                                        $  200,870      197,532      204,189      207,161
                                                        ==========   ==========   ==========   ==========


         Investments of $14,832,735 and $14,699,727, at December 31, 1999 and
         1998, respectively, were on deposit with various regulatory bodies as required by law.

(3)      ACCUMULATED OTHER COMPREHENSIVE INCOME

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement 130). Statement 130 requires that a company include in accumulated comprehensive income certain amounts which were previously recorded directly to shareholders' equity.

         The following schedule presents the components of other comprehensive income:

                                                                         Years ended December 31
                                                               -------------------------------------------
                                                                   1999            1998           1997
                                                               ------------    ------------   ------------
Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) during period            $ (4,613,296)        839,389      1,205,829
    Reclassification adjustment for amounts included
      in net income                                                 605,606         704,863        341,839
                                                               ------------    ------------   ------------

    Other comprehensive income (loss) before
      Federal income taxes                                       (5,218,902)        134,526        863,990

    Federal income tax expense (benefit)                         (1,833,386)         53,853        302,397
                                                               ------------    ------------   ------------
      Other comprehensive income (loss)                        $ (3,385,516)         80,673        561,593
                                                               ============    ============   ============

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997



(4)      NOTE PAYABLE

         In December of 1998, the Company entered into a note payable for $18,000,000 with a commercial bank. Interest is due monthly at an interest rate that approximates the 30-day London Interbank Offered Rate (LIBOR) plus 175 basis points (7.34375% at December 31, 1999). Principal payments of $500,000 are to be paid each quarter beginning in January 2000 with the balance of $10,500,000 due at maturity of the note on October 1, 2003. The Company recorded interest expense of $1,265,529 and $101,763 during 1999 and 1998, respectively. The Company paid interest of $1,367,292 and $0 during 1999 and 1998, respectively. The Company made a principal payment of $500,000 in January 2000.

(5)      REINSURANCE

         Ceded

         COMMERCIAL LINES

         Prior to 1999, the Company wrote commercial casualty policy limits of $1,000,000. For policies with an effective date occurring from 1995 through 1998, the company has first excess casualty reinsurance for 100% of casualty claims exceeding $500,000 up to the $1,000,000 limits, resulting in a maximum net claim retention per risk of $500,000 for such policies. Beginning in 1999, the Company began writing commercial casualty policy limits of $5,000,000. The Company has first excess casualty reinsurance for 100% of casualty claims exceeding $500,000 up to $1,000,000 an second excess casualty reinsurance for 100% of casualty claims exceeding $1,000,000 up to the $5,000,000 limits, resulting in a maximum net claim retention per risk of $500,000. The Company uses facultative reinsurance for policy limits written in excess of $5,000,000.

         The Company also has excess casualty clash reinsurance for $5,000,000 in ultimate net losses on any one accident in excess of $1,000,000 in ultimate net losses arising out of each accident.

PERSONAL LINES

         For its umbrella coverages, the Company has excess casualty reinsurance for 100% of umbrella claims exceeding $1,000,000 up to $10,000,000 policy limits. The Company also has quota share reinsurance for 75% of the first $1,000,000 of umbrella claims resulting in a maximum net claim retention per risk of $250,000.

         For its personal auto coverages, the Company has excess casualty clash reinsurance for $5,000,000 in ultimate net losses on any one accident in excess of $1,000,000 in ultimate net losses arising out of each accident.

SPECIALTY LINES

         For its lawyers professional liability coverages, the Company has quota share reinsurance for 50% of the first $1,000,000 of professional liability claims and excess casualty reinsurance for 100% of professional liability claims exceeding $1,000,000 up to $5,000,000 policy limits resulting in a maximum net claim retention per risk of $500,000.

         For its real estate agents professional liability coverages, the Company has quota share reinsurance for 25% of the first $1,000,000 of professional liability claims resulting in a maximum net claim retention per risk of $750,000.

         For its educators professional liability coverages, the Company has quota share reinsurance for 60% of the first $1,000,000 of professional liability claims and excess casualty reinsurance for 100% of professional liability claims exceeding $1,000,000 up to $5,000,000 policy limits resulting in a maximum net claim retention per risk of $40,000.

         For its directors and officers liability coverages, the Company has quota share reinsurance for 90% of the first $5,000,000 of professional liability claims resulting in a maximum net claim retention per risk of $500,000.

         The Insurers carry catastrophe property reinsurance to protect against catastrophe occurrences for 95% of the property claims that exceed $500,000 but do not exceed $12,500,000 for a single catastrophe. The Insurers also carry property excess per risk reinsurance which covers property claims exceeding $300,000 up to $5,000,000 net loss each risk. From time to time the Insurers make use of facultative reinsurance to cede unusual risks on a negotiated basis.

         MGAI utilizes a reinsurance arrangement in Florida whereby premiums are ceded to a non-affiliated authorized reinsurer and the reinsurer cedes the premiums to General Agents. This is necessary because General Agents is not an authorized reinsurer in Florida.

         GCM has entered into fronting arrangements with non-affiliated insurance companies. GCM retains no portion as the business written under these agreements is 100% ceded. Although these cessions are made to authorized reinsurers rated "A- (Excellent)" or better by Best's, the agreements require that collateral (in the form of trust agreements and/or letters of credit) be maintained to assure payment of the unearned premiums and unpaid claims and claim adjustment expenses relating to the risks insured under these fronting arrangements. The balances in such accounts as of December 31, 1999 and 1998 total $30,687,000, and $33,707,000, respectively.

         The amounts deducted in the consolidated financial statements for reinsurance ceded as of and for the years ended December 31, 1999, 1998, and 1997 respectively, are set forth in the following table.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997



         Premiums and claims ceded to the commercial automobile plans of Arkansas, California, Louisiana, Mississippi and Pennsylvania are designated as "plan servicing".



                                                                          1999           1998           1997
                                                                      ------------   ------------   ------------
Premiums earned                                                       $  2,745,843      1,982,459      1,709,053

Premiums earned - Florida business                                    $  9,360,816         38,937             --

Premiums earned - plan servicing                                      $    977,684      3,767,180      4,090,774

Premiums earned - fronting arrangements                               $ 47,415,305     41,199,644     33,106,441



Claims and claim adjustment expenses                                  $  5,867,896      5,332,551      2,200,182

Claims and claim adjustment expenses - Florida business               $  6,998,999         26,267             --

Claims and claim adjustment expenses - plan servicing                 $  3,456,779      4,429,624      4,569,993

Claims and claims adjustment expenses - fronting arrangements         $ 35,075,008     34,992,635     24,616,491


         The amounts included in the Consolidated Balance Sheets for reinsurance ceded under fronting arrangements and reinsurance ceded to the commercial automobile plans of Arkansas, California, Louisiana, Mississippi, and Pennsylvania were as follows:


                                                                         1999           1998           1997
                                                                      ------------   ------------   ------------
Unearned premiums - Florida business                                  $  7,817,052        362,402             --

Unearned premiums - plan servicing                                    $         --      1,139,560      1,552,654

Unearned premiums - fronting arrangements                             $ 14,263,564     20,194,814     17,160,782



Unpaid claims and claim adjustment expenses - Florida business        $  2,651,273         24,386

Unpaid claims and claim adjustment expenses - plan servicing          $  8,094,763      9,380,484      9,431,814

Unpaid claims and claim adjustment expenses fronting arrangements       13,575,089     13,927,694      8,623,890


         The Insurers remain directly liable to their policyholders for all policy obligations and the reinsuring companies are obligated to the Insurers to the extent of the reinsured portion of the risks.


         Assumed

         The Insurers, from time to time, utilize reinsurance arrangements with various non-affiliated admitted insurance companies, whereby the Insurers underwrite the coverage and assume the policies 100% from the companies. These arrangements require that the Insurers maintain escrow accounts to assure payment of the unearned premiums and unpaid claims and claim adjustment expenses relating to risks

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997



         insured through such arrangements and assumed by the Insurers. As of December 31, 1999, 1998 and 1997, the balance in such escrow accounts totaled $13,200,000, $0, and $0, respectively. For 1999 and 1998 the premiums earned by assumption were $5,396,727 and $1,883,349, respectively. There were no premiums earned by assumption during 1997. The assumed unpaid claims and claim adjustment expenses were $3,148,901, $603,833 and $810,000, respectively.


(6)      FEDERAL INCOME TAXES

         In the accompanying consolidated statements of operations, the provisions for Federal income tax as a percent of related pretax income differ from the Federal statutory income tax rate. A reconciliation of income tax expense using the Federal statutory rates to actual income tax expense follows:

                                                    1999            1998            1997
                                                ------------    ------------    ------------
Income tax expense (benefit) at 35%             $  2,919,455      (7,448,031)      5,166,625
Tax-exempt interest income                        (2,137,175)     (2,182,650)     (2,486,582)
Amortization of goodwill                             241,026              --              --
Other, net                                           190,857          13,156         158,219
                                                ------------    ------------    ------------
    Income tax expense (benefit)                $  1,214,163      (9,617,525)      2,838,262
                                                ============    ============    ============


         Under FASB Statement 109 "Accounting for Income Taxes" the primary objective is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. As a consequence, the portion of the tax expense which is a result of the change in the deferred tax asset or liability may not always be consistent with the income reported on the statement of operations.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997




         The following table represents the tax effect of temporary differences giving rise to the net deferred tax asset established under Statement 109.

                                                                                   As of December 31
                                                                              ---------------------------
                                                                                  1999           1998
                                                                              ------------   ------------
Deferred tax assets:
    Unpaid claims and claims adjustment expenses                              $  4,580,133      4,987,915
    Unearned premiums                                                            4,135,577      2,936,508
    Deferred service fee income                                                    126,467        226,703
    Unrealized losses on investments                                             1,209,695             --
    Alternative minimum tax credit                                               3,821,354      2,478,259
    Net operating loss                                                             378,200      1,083,983
    Other                                                                           21,910         36,045
                                                                              ------------   ------------
      Total deferred tax assets                                                 14,273,336     11,749,413
                                                                              ------------   ------------
Deferred tax liabilities:
    Deferred policy acquisition costs and deferred ceding commission income      5,224,686      3,968,311
    Unrealized gains on investments                                                     --        623,690
    Depreciation and amortization                                                  637,924        402,565
    Capitalized software                                                                --         84,160
    Other                                                                            9,012          1,594
                                                                              ------------   ------------
      Total deferred tax liabilities                                             5,871,622      5,080,320
                                                                              ------------   ------------
         Net deferred tax assets                                              $  8,401,714      6,669,093
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

         As of December 31, 1999, the Company has net operating loss carry forwards of approximately $1,080,571 for tax return purposes which, if not utilized, will expire in 2018.

(7)      SHAREHOLDERS' EQUITY

         The Company has 250,000,000 shares of authorized $.10 par value common stock. Of the authorized shares, 21,763,927 and 21,740,657 were issued as of December 31, 1999 and 1998, respectively and 20,919,833 and 20,896,563 were outstanding as of December 31, 1999 and 1998, respectively. The Company also has 10,000,000 shares of preferred stock with $100 par value authorized of which 31,620 shares were issued and outstanding as of December 31, 1999. There was no preferred stock outstanding at December 31, 1998.

         The preferred stock was issued at a discount which is being amortized over a five year period using

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997



         the effective interest method. The preferred stock is convertible to 6,200,000 shares of common stock at a conversion price of $5.10 per share. On or after June 30, 2005, the preferred stock is redeemable, in whole or in part, at the option of the Company at a redemption price equal to $1,000 per preferred stock share plus any declared but unpaid dividends and distributions on the preferred stock. The Company also has outstanding a five year warrant to purchase an aggregate of 1,550,000 shares of common stock at an exercise price of $6.375 per share and a seven year warrant to purchase an aggregate of 1,550,000 shares of common stock at an exercise price of $8.50 per share. Proceeds were allocated based upon the relative fair values of the preferred stock and the warrants, the warrants are anti-dilutive.

         In 1991, the Company adopted a policy to pay a quarterly cash dividend of $.01 per share on its common stock every quarter until further action by the Board of Directors. The Board of Directors increased the cash dividend to: $.0125 per share in November 1995, $.015 per share in August 1996, and $.0175 per share in November 1997.

         The amount of consolidated statutory shareholder's equity or policyholders' surplus of General Agents and MGAI was $67,155,036, $69,825,964, and $76,495,883 at December 31, 1999, 1998 and 1997,
         respectively, and the amount of consolidated statutory net income
         (loss) was $5,703,199, $(13,682,598), and $14,155,450 for the years ended 1999, 1998, and 1997, respectively. The amount of policyholders' surplus of GCM was $2,000,000 at December 31, 1999, 1998 and 1997, respectively, and the amount of statutory net income (loss) was $(186,918), $(340,460), and $44,569 for the years ended December 31,
         1999, 1998 and 1997, respectively. The Company's statutory capital significantly exceeds the benchmark capital level under the Risk Based Capital formula for its major insurance companies.

         Statutes in Texas and Oklahoma restrict the payment of dividends by the insurance company subsidiaries to the available surplus funds derived from their realized net profits. The maximum amount of cash dividends that each subsidiary may declare without regulatory approval in any 12-month period is the greater of net income for the 12-month period ended the previous December 31 or ten percent (10%) of policyholders' surplus as of the previous December 31. In 2000 General Agents (the Oklahoma subsidiary) can pay dividends to GNA of up to $6,715,504 without regulatory approval and MGAI (the Texas subsidiary) can pay dividends to General Agents of up to $2,086,247 without regulatory approval.

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

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997



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

(8)      BUSINESS TRANSACTIONS

         On October 4, 1999, the Company closed the transactions contemplated by the Securities Purchase Agreement dated as of June 29, 1999 between the Company and Goff Moore Strategic Partners, L.P., a Texas limited partnership ("GMSP"). At the closing, the Company sold to GMSP for an aggregate purchase price of $31,620,000 (i) 31,620 shares of GNA's Series A Convertible Preferred Stock, which are convertible into 6,200,000 shares of GNA's Common Stock, par value $0.10 per share ("Common Stock"), at a conversion price of $5.10 per share, (ii) a five year Warrant to purchase an aggregate of 1,550,000 shares of Common Stock at an exercise price of $6.375 per share and (iii) a seven year Warrant to purchase an aggregate of 1,550,000 shares of Common Stock at an exercise price of $8.50 per share. The Company and its insurance company subsidiaries entered into Investment Management Agreements with GMSP, pursuant to which GMSP will manage their respective investment portfolios. Completion of these transactions concluded the strategic alternatives review process that the Company initiated in 1998. Proceeds from the GMSP transactions will be available for acquisitions, investments, and other corporate purposes.

         In April 1999, the Company completed the sale of the assets of Agents Processing Systems, Inc. ("APS"), which marketed a computer software package related to general agency operations. The purchaser acquired all rights to the APS software products, assignment of the APS customer contracts and other miscellaneous assets for a nominal amount of cash, assumption of contract obligations, a fixed number of software use licenses and development work on an electronic data interchange project. The Company recorded a small write-off as a result of this transaction.

         On October 23, 1998, the Company completed the acquisition of the Lalande Financial Group, Inc. ("Lalande Group"). The Lalande Group includes National Specialty Lines, Inc. ("NSL") and DLT Insurance Adjusters, Inc. ("DLT"). NSL is a managing general agency that markets nonstandard personal auto insurance through approximately 800 retail agencies in Florida. DLT is an automobile claims adjusting firm that provides claim services on NSL produced business and to outside parties. The purchase price was for $18 million in cash paid at closing plus up to an additional $22 million in cash to be paid over approximately five years contingent upon the operating performance of the Lalande Group. The purchase was financed with a commercial bank borrowing of $18 million (note 4). The transaction resulted in goodwill of approximately $17.2 million which is being amortized on a straight line basis over 25 years. The acquisition was accounted for as a purchase and the results of operations since the acquisition date have been consolidated. The Company will pay $2 million of the operating performance contingency in the second quarter of 2000.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997


The pro forma unaudited results of operations for the years ended December 31, 1998 and 1997, assuming the purchase of the Lalande Group had consummated on January 1, 1997, are presented below.

                                               1998              1997
                                               ----              ----
                                     (Amounts in thousands, except per share data)
Revenues                                    $ 112.039          122,724
Net income (loss)                           $ (12.285)          10,857
Basic earnings (loss) per share             $   (0.59)            0.52
Diluted earnings (loss) per share           $   (0.59)            0.51

(9)      BENEFIT PLANS

         At December 31, 1999, the Company had three plans under which options could be granted: the 1990 Stock Option Plan (90 Plan), the 1995 Stock Option Plan (95 Plan) and the 1998 Long-Term Incentive Plan (98 Plan). Under the 90 Plan, all options available have been granted and are fully vested. Any unexercised options will expire in the year 2000. The 95 Plan was approved by the shareholders on May 10, 1996 and 1,071,000 shares are reserved for issuance under this plan. Options granted under the 95 Plan have a maximum ten year term and are exercisable at the rate of 20% immediately upon grant and 20% on each of the first four anniversaries of the grant date. The 98 Plan was approved by the shareholders on July 17, 1998, and the aggregate number of shares of common stock that may be issued under the 98 Plan is limited to 1,000,000. Under the 98 Plan, stock options (including incentive stock options and non-qualified stock options), stock appreciation rights and restricted stock awards may be made. No awards were outstanding under the 98 Plan at December 31, 1999. In 1998 options for 579,710 shares were granted to Glenn W. Anderson under an employment agreement at an exercise price of $5.75 per share. The exercise price of each outstanding option equals the market price of the Company's stock on the date of grant.

         A summary of the status of the Company's outstanding options as of December 31, 1999 and 1997, and changes during the years ended December 31, 1999 and 1998 is presented below:

                                                        1999                          1998
                                             ---------------------------   ---------------------------
                                                         Weighted Average              Weighted Average
                                             Underlying      Exercise      Underlying      Exercise
                                               Shares          Price         Shares          Price
                                             ----------    -------------   ----------    -------------
Options outstanding, beginning of             1,540,640    $        6.42    1,352,713    $        8.32
period:
Options granted                                  67,000    $        5.78      835,814    $        5.93
Options exercised                               (23,270)   $        2.14      (39,539)   $        2.14
Options forfeited                               (19,223)   $        6.34     (608,348)   $       10.36
                                             ----------                    ----------
Options outstanding, end of period            1,565,147    $        6.49    1,540,640    $        6.42
                                             ==========                    ==========
Options exercisable at end of period          1,353,775                                      1,238,104
Weighted average fair value of options
    granted during period                          2.66                          1.96

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997




         The following table summarizes information for the stock options outstanding at December 31, 1999:

                                              Options Outstanding                           Options Exercisable
                                ---------------------------------------------------     ----------------------------
                                    Number      Weighted Average       Weighted            Number        Weighted
                Range of         Outstanding       Remaining            Average         Exercisable      Average
            Exercise Prices      at 12/31/99    Contractual Life     Exercise Price     at 12/31/99   Exercise Price
            ---------------     -------------   ----------------     --------------     -----------   --------------
              $ 2  to   5           286,507      1.20 years              $  2.77           274,507        $  2.68
              $ 5  to   8           926,801      4.81 years              $  6.06           797,797        $  5.97
              $ 8  to  11           351,839      6.36 years              $ 10.63           281,471        $ 10.63
                                -------------                                           -----------
              $ 2  to  11         1,565,147      4.50 years              $  6.49         1,353,775        $  6.27
                                =============                                           ===========

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

         The Company applies APB 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost been determined consistent with Statement 123 for the options granted, the Company's net income and earnings per share would have been the pro forma amounts indicated below:

                                                                     Years ended December 31
                                      -------------------------------------------------------------------------------------------
                                                1999                           1998                              1997
                                      -------------------------   ------------------------------    -----------------------------
                                      As reported    Pro forma     As reported       Pro forma       As reported      Pro forma
                                      -----------   -----------   -------------    -------------    -------------   -------------
Net income (loss)                     $ 7,127,137     6,615,014     (11,662,564)     (12,139,335)      11,923,526      11,368,790
Less: Preferred stock dividends           108,500       108,500              --               --               --              --
                                      -----------   -----------   -------------    -------------    -------------   -------------
Net income available to
 common shareholders                  $ 7,018,637     6,506,514     (11,662,564)     (12,139,335)      11,923,526      11,368,790
                                      ===========   ===========   =============    =============    =============   =============

Basic earnings (loss) per share       $       .34           .31            (.56)            (.58)             .57             .54
Diluted earnings (loss) per share     $       .32           .29            (.56)            (.58)             .56             .54



         The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 25.3 to 28.4% for 1999, 32.6% for 1998 and 33.6% for 1997, risk free interest rates of 6.58% for 1999, 5.04% for 1998 and 5.88% for 1997, expected dividend yields of 1.2% for 1999 and 1998 and .74% for 1997, and an expected life of 7.5 years for all periods presented.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997



         The Company has a profit sharing and trust plan for the benefit of its eligible employees. The annual contributions amounted to $0, $0, and $396,838 for 1999, 1998 and 1997, respectively.

         In 1998, the Company implemented an incentive compensation plan under which all full time employees with at least six months of service participate. Factors applicable to the incentive compensation plan are:
         Company's net income level, individual performance, employee's salary and position with the Company. The amounts expensed for 1999 and 1998 were $934,659 and $540,666, respectively.

(10)     SEGMENT REPORTING

         The Company makes operating decisions and assesses performance for the commercial lines segment and the personal lines segment. The commercial lines segment writes primarily commercial auto, garage, general liability and property. The personal lines segment writes primarily nonstandard personal auto coverages.

         The Company considers many factors including the nature of the insurance product and distribution strategies in determining how to aggregate operating segments.

         The following tables represent a summary of segment data as of and for the years ended December 31, 1999, 1998 and 1997:

                                                                              1999
                                                     -------------------------------------------------------
                                                     Commercial     Personal
                                                        Lines         Lines          Other          Total
                                                     ----------     ----------     ----------     ----------
                                                                   (Dollar amounts in thousands)
Gross premiums written                               $   97,139         36,759             --        133,898
                                                     ==========     ==========     ==========     ==========
Premiums earned                                          91,928         21,352             --        113,280
Net investment income                                     7,607          2,115             --          9,722
Insurance services                                           --            992            857          1,849
Expenses                                                (91,091)       (21,537)        (2,533)      (115,161)
                                                     ----------     ----------     ----------     ----------
    Operating income (loss)                               8,444          2,922         (1,676)         9,690
Net realized gains                                           --             --            606            606
Interest expense                                             --         (1,266)            --         (1,266)
Amortization expense                                         --           (689)            --           (689)
    Income (loss) before Federal income taxes        $    8,444            967         (1,070)         8,341
                                                     ==========     ==========     ==========     ==========
Combined ratio (GAAP) basis                                99.1%         100.9%                         99.4%
                                                     ==========     ==========                    ==========
Total Assets                                         $  253,576         73,786         68,286        395,648
                                                     ==========     ==========     ==========     ==========

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997



                                                                                1998
                                                     -------------------------------------------------------
                                                     Commercial      Personal
                                                        Lines          Lines          Other          Total
                                                     ----------     ----------     ----------     ----------
                                                                      (Dollar amounts in thousands)
Gross premiums written                               $   88,188          2,974             --         91,162
                                                     ==========     ==========     ==========     ==========
Premiums earned                                          91,697            506             --         92,203
Net investment income                                     9,648            155             --          9,803
Insurance services                                           --            460          2,468          2,928
Expenses                                               (121,491)          (553)        (4,589)      (126,633)
                                                     ----------     ----------     ----------     ----------
    Operating income (loss)                             (20,146)           568         (2,121)       (21,699)
Net realized gains                                           --             --            693            693
Interest expense                                             --           (102)            --           (102)
Amortization expense                                         --           (172)            --           (172)
    Income (loss) before Federal income taxes        $  (20,146)           294         (1,428)       (21,280)
                                                     ==========     ==========     ==========     ==========

Combined ratio (GAAP) basis                               132.5%         109.3%                        132.7%
                                                     ==========     ==========                    ==========
Total Assets                                         $  295,699         12,194         37,697        345,590
                                                     ==========     ==========     ==========     ==========


                                                                                1997
                                                     -------------------------------------------------------
                                                     Commercial      Personal
                                                        Lines          Lines          Other          Total
                                                     ----------     ----------     ----------     ----------
                                                                      (Dollar amounts in thousands)

Gross premiums written                               $    99,776              --            --         99,776
                                                     ===========     ===========   ===========    ===========
Premiums earned                                          102,256              --            --        102,256
Net investment income                                      9,731              --            --          9,731
Insurance services                                            --              --         2,631          2,631
Expenses                                                 (96,538)             --        (3,645)      (100,183)
                                                     -----------     -----------   -----------    -----------
    Operating income (loss)                               15,449              --        (1,014)        14,435
Net realized gains                                            --              --           327            327
Interest expense                                              --              --            --             --
Amortization expense                                          --              --            --             --
                                                     -----------     -----------   -----------    -----------
    Income (loss) before Federal income taxes        $    15,449              --          (687)        14,762
                                                     ===========     ===========   ===========    ===========
Combined ratio (GAAP) basis                                 94.4%             --             %           94.4%
                                                     ===========     ===========                  ===========
Total Assets                                         $  300,603               --        13,082        313,685
                                                     ===========     ===========   ===========    ===========


(11)     CONTINGENCIES

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

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997



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

         The Company does not have any financial instruments where there is off-balance-sheet-risk of accounting loss due to credit or market risk. There is credit risk in the premiums receivable and reinsurance balances receivable of the Company. At December 31, 1999 and 1998 the Company did not have a premiums receivable balance nor a reinsurance balance receivable from any one entity that was material with regard to shareholders' equity.

(12)     SUBSEQUENT EVENT

         On January 7, 2000, the Company acquired Tri-State, Ltd. ("Tri-State), an insurance operation specializing primarily in underwriting, servicing and claims handling of nonstandard personal auto insurance in Minnesota, North Dakota and South Dakota. Tri-State operates a managing general agency, a motor vehicle driving records service company and an insurance subsidiary, Midwest Casualty Insurance Company (MCIC). Tri-State was incorporated in 1980 and currently markets nonstandard personal auto insurance through over 320 retail agencies in its three key states and commercial automobile insurance in four states. Tri-State will continue to operate at its current locations to develop personal and commercial lines of business. The purchase price consideration consisted of $6,000,000 in cash at closing, plus additional payments of up to $5,500,000 in cash over the next several years, based on conversion of business to the Company, meeting specific profitability targets and Tri-State's 1999 year-end book value. Tri-State's insurance subsidiary, MCIC, had approximately $3,000,000 of policyholders' surplus at December 31,1999 (unaudited).

         In February and March 2000, the Company purchased in open market transactions common stock of Crescent Real Estate Equities, Inc. ("CEI") at an aggregate cost of approximately $2,523,000 and debt securities of CEI at an aggregate cost of approximately $2,443,000. John C. Goff, a principal of GMSP and a director of the Company, is President, Chief Executive Officer and a director of CEI.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997





(13)     QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following table contains selected unaudited consolidated financial data for each quarter (in thousands, except per share data):

                                               1999 Quarter                                1998 Quarter
                                 -----------------------------------------   ------------------------------------------
                                  Fourth     Third      Second      First     Fourth     Third      Second      First
                                 --------   --------   --------   --------   --------   --------   --------    --------
Gross premiums written           $ 35,530     35,400     35,850     27,119     26,144     22,722     22,224      20,072
Total revenues                   $ 36,803     33,097     29,231     26,327     25,979     26,373     26,532      26,742
Total expenses                   $ 34,673     31,664     26,886     23,895     26,763     25,012     32,702      42,429
Net income (loss)                $  1,751      1,411      1,828      2,137         69      1,397     (3,770)     (9,359)

Earnings (loss) per share:
  Basic                          $    .08        .07        .09        .10        .00        .07       (.18)       (.45)
  Diluted                        $    .07        .07        .09        .10        .00        .07       (.18)       (.45)

Common share prices (a)
  High                              6 1/2    6 15/16      6 3/8     6 9/16     7 5/16     8 1/16      9 7/8     8 13/16
  Low                               5 1/4          5    3 15/16       43/4      5 7/8       53/4          6       7 7/8


(a)  As reported by the New York Stock Exchange

            INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTARY INFORMATION


The Board of Directors and Shareholders
GAINSCO, INC:


Under date of February 25, 2000, we reported on the consolidated balance sheets of GAINSCO, INC. and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, shareholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                                                       KPMG LLP

Dallas, Texas
February 25, 2000

                                                                      Schedule I


                         GAINSCO, INC. AND SUBSIDIARIES
                         Summary of Investments - Other
                       Than Investments in Related Parties

                             (Amounts in thousands)



                                                             As of December 31
                                             -------------------------------------------------
                                                       1999                     1998
                                             -----------------------   -----------------------
                                                           (Amounts in thousands)
                                             Amortized      Fair       Amortized      Fair
                                               Cost         Value        Cost         Value
                                             ----------   ----------   ----------   ----------
Type of Investment
    Fixed Maturities:
     Bonds held to maturity:
      U.S. Government securities             $       --           --        5,668        5,887
      Tax-exempt state and municipal bonds           --           --       54,120       55,091
     Bonds available for sale:
      U.S. Government securities                 24,365       24,029       13,734       13,969
      Tax-exempt state and municipal bonds      148,983      146,204      130,072      131,619
      Corporate bonds                            27,067       26,844           --           --
    Certificates of deposit                         455          455          595          595
    Equity investments                              916          916           --           --
    Marketable securities                           372          254          318          269
                                             ----------   ----------   ----------   ----------
                                                202,158      198,702      204,507      207,430
                                             ----------   ----------   ----------   ----------
Short-term investments                           46,478       46,478        4,749        4,749
                                             ----------   ----------   ----------   ----------
        Total investments                    $  248,636      245,180      209,256      212,179
                                             ==========   ==========   ==========   ==========


See accompanying independent auditors' report on supplementary information.

                                                                     Schedule II


                CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                                  GAINSCO, INC.
                                (PARENT COMPANY)

                                 Balance Sheets
                           December 31, 1999 and 1998

                                                                    1999            1998
                                                               -------------    -------------
                                 Assets
Investments in subsidiaries                                    $ 103,732,992      104,547,799
Equity Investments                                                   916,278               --
Short term investments                                            31,034,925           43,538
Cash                                                                 501,725            1,178
Accrued investment income                                             75,392               --
Net receivables from subsidiaries                                  3,446,779        2,121,291
Other assets                                                         142,178          125,218
Goodwill                                                          18,351,117       17,057,772
                                                               -------------    -------------
          Total assets                                         $ 158,201,386      123,896,796
                                                               =============    =============
                  Liabilities and Shareholders' Equity
Liabilities:
    Accounts payable                                           $   2,028,213           47,208
    Note payable                                                  18,000,000       18,000,000
    Dividends payable                                                474,598          365,690
                                                               -------------    -------------
          Total liabilities                                       20,502,811       18,412,898
                                                               -------------    -------------
Shareholders' equity:
    Preferred stock ($100 par value, 10,000,000 shares
      authorized, 31,620 issued at December 31, 1999)              3,162,000               --
    Common stock ($.10 par value, 250,000,000 shares
      authorized, 21,763,927 issued at December 31, 1999 and
       21,740,657 issued at December 31, 1998.)                    2,176,393        2,174,066
    Common stock warrants                                          2,040,000               --
    Additional paid-in capital                                   112,674,842       87,778,548
    Accumulated other comprehensive income (loss)                 (2,246,575)       1,138,941
    Retained earnings                                             27,586,440       22,086,868
    Treasury stock, at cost (844,094 shares at December 31,
      1999 and December 31, 1998)                                 (7,694,525)      (7,694,525)
                                                               -------------    -------------
          Total shareholders' equity                             137,698,575      105,483,898
                                                               -------------    -------------
              Total liabilities and shareholders' equity       $ 158,201,386      123,896,796
                                                               =============    =============

See accompanying notes to condensed financial statements.
See accompanying independent auditors' report on supplementary information.

                                                                     Schedule II


                CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                                  GAINSCO, INC.
                                (PARENT COMPANY)

                            Statements of Operations
                  Years ended December 31, 1999, 1998 and 1997


                                                     1999           1998           1997
                                                 -----------    -----------    -----------
Revenues - dividend income                       $ 6,980,000      3,900,000      3,700,000
Investment income                                    371,928          2,255          3,779
Expenses:
    Interest expense                              (1,265,529)      (101,763)            --
    Amortization of goodwill                        (688,645)      (171,502)            --
    Operating expense                             (1,720,440)    (2,069,139)    (1,367,178)
                                                 -----------    -----------    -----------
       Operating income before
          Federal income taxes                     3,677,314      1,559,851      2,336,601

Federal income taxes:
    Current benefit                                 (872,941)      (354,324)      (455,679)
    Deferred expense (benefit)                        44,545       (439,874)            --
                                                 -----------    -----------    -----------
                                                    (828,396)      (794,198)      (455,679)
                                                 -----------    -----------    -----------
       Income before equity in undistributed
          income (loss) of subsidiaries            4,505,710      2,354,049      2,792,280

Equity in undistributed income of subsidiaries     2,621,427    (14,016,631)     9,131,246
                                                 -----------    -----------    -----------
          Net income (loss)                      $ 7,127,137    (11,662,564)    11,923,526
                                                 ===========    ===========    ===========
Earnings (loss) per share:
    Basic                                        $       .34           (.56)           .57
                                                 ===========    ===========    ===========
    Diluted                                      $       .32           (.56)           .56
                                                 ===========    ===========    ===========


See accompanying notes to condensed financial statements.
See accompanying independent auditors' report on supplementary information.

                                                                     Schedule II

                CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                                  GAINSCO, INC.
                                (PARENT COMPANY)

           Statements of Shareholders' Equity and Comprehensive Income
                  Years ended December 31, 1999, 1998 and 1997

                                                       1999           1998          1997
                                                   ------------   ------------   ------------
Preferred stock:
   Balance at beginning of year                    $         --             --             --
   Issuance of shares (31,620 in 1999)                3,162,000             --             --
                                                   ------------   ------------   ------------
      Balance at end of year                          3,162,000             --             --
                                                   ------------   ------------   ------------
Common stock:
   Balance at beginning of year                       2,174,066      2,170,112      2,167,037
   Exercise of options to purchase shares
      (23,270 in 1999, 39,539 in 1998 and
       30,749 in 1997)                                    2,327          3,954          3,075
                                                   ------------   ------------   ------------

      Balance at end of year                          2,176,393      2,174,066      2,170,112
                                                   ------------   ------------   ------------
Common stock warrants:
   Balance at beginning of year                              --             --             --
   Issuance of warrants in connection with
      preferred stock                                 2,040,000             --             --
                                                   ------------   ------------   ------------

      Balance at end of year                          2,040,000             --             --
                                                   ------------   ------------   ------------
Additional paid-in capital
   Balance at beginning of year                      87,778,548     87,697,754     87,610,379
   Exercise of options to purchase shares
      (23,270 in 1999, 39,539 in 1998 and
       30,749 in 1997)                                   47,551         80,794         87,375

   Issuance of preferred shares (31,620 in 1999)     24,762,929             --             --
   Accretion of discount on preferred share              85,814             --             --
                                                   ------------   ------------   ------------
      Balance at end of year                       $112,674,842     87,778,548     87,697,754
                                                   ------------   ------------   ------------

                                                                     (continued)

                                                                     Schedule II

                CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                                  GAINSCO, INC.
                                (PARENT COMPANY)

           Statements of Shareholders' Equity and Comprehensive Income
                  Years ended December 31, 1999, 1998 and 1997


                                                1999                             1998                              1997
                                   ------------------------------   ------------------------------   ------------------------------
Retained earnings:
 Balance at beginning of year      $  22,086,868                       35,188,460                       24,517,265
 Net income (loss) for year            7,127,137        7,127,137     (11,662,564)     (11,662,564)     11,923,526       11,923,526
 Cash dividend - common               (1,463,227)                      (1,462,070)                      (1,310,518)
 Cash dividend - preferred              (108,500)                              --                               --
 Accretion of discount on
    preferred shares                     (85,814)                              --                               --

 Tax benefit on non-qualified
    stock options exercised               29,976                           23,042                           58,187
                                   -------------                    -------------                    -------------

    Balance at end of year            27,586,440                       22,086,868                       35,188,460
                                   -------------                    -------------                    -------------

Accumulated other
 comprehensive income (loss):

 Balance at beginning of year          1,138,941                        1,058,268                          496,675
 Unrealized gains (losses) on
    securities, net of
    reclassification adjustment,
    net of tax                        (3,385,516)      (3,385,516)         80,673           80,673         561,593          561,593
                                   -------------    -------------   -------------    -------------   -------------    -------------


 Comprehensive income (loss)                            3,741,621                      (11,581,891)                      12,485,119
                                                    =============                    =============                    =============
    Balance at end of year            (2,246,575)                       1,138,941                        1,058,268
                                   -------------                    -------------                    -------------
Treasury stock:
 Balance at beginning of year         (7,694,525)                      (7,552,334)                      (5,438,774)
 Change during year                           --                         (142,191)                      (2,113,560)
                                   -------------                    -------------                    -------------
 Balance at end of year               (7,694,525)                      (7,694,525)                      (7,552,334)
                                   -------------                    -------------                    -------------
 Total shareholders' equity at
    end of year                    $ 137,698,575                      105,483,898                      118,562,260
                                   =============                    =============                    =============

See accompanying notes to condensed financial statements.
See accompanying independent auditors' report on supplementary information.

                                                                     Schedule II


                CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                                  GAINSCO, INC.
                                (PARENT COMPANY)

                            Statements of Cash Flows
                  Years ended December 31, 1999, 1998 and 1997




                                                             1999            1998            1997
                                                         ------------    ------------    ------------
Cash flows from operating activities:
    Net income (loss)                                    $  7,127,137     (11,662,564)     11,923,526
    Adjustments to reconcile net income (loss) to
       cash provided by operating activities:

       Depreciation and amortization                          688,645         171,502              --
       Change in investments in subsidiaries                       --              --      (5,390,712)
       Change in accrued investment income                    (75,392)             --              --
       Change in net receivables from subsidiaries         (1,214,283)       (813,276)      5,981,096
       Change in other assets                                 (16,960)         66,498         (32,224)
       Change in accounts payable                           1,981,005          30,275          11,046
       Equity in (income) loss of subsidiaries             (2,621,427)     14,016,612      (9,131,246)
                                                         ------------    ------------    ------------
          Net cash provided by operating activities         5,868,725       1,809,047       3,361,486
                                                         ------------    ------------    ------------
Cash flows from investing activities:
    Equity Investments purchased                             (916,278)             --              --
    Change in short term investments                      (30,991,387)         39,937         (83,475)
    Net assets acquired through purchase of subsidiary     (2,012,500)    (18,330,298)             --
                                                         ------------    ------------    ------------
          Net cash used for investing activities         $(33,920,165)    (18,290,361)        (83,475)
                                                         ------------    ------------    ------------


                                                                     (continued)

                                                                     Schedule II


                CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                                  GAINSCO, INC.
                                (PARENT COMPANY)

                            Statements of Cash Flows
                  Years ended December 31, 1999, 1998 and 1997


                                                         1999             1998           1997
                                                     ------------    ------------    ------------
Cash flows from financing activities:
    Proceeds from note payable                       $         --      18,000,000              --
    Cash dividends paid                                (1,462,820)     (1,461,679)     (1,261,530)
    Preferred stock issued                             29,964,929              --              --
    Proceeds from exercise of common stock options         49,878          84,748          90,450
    Treasury stock acquired                                    --        (142,191)     (2,113,560)
                                                     ------------    ------------    ------------
      Net cash provided by/(used for) financing
         activities                                    28,551,987      16,480,878      (3,284,640)
                                                     ------------    ------------    ------------


Net increase (decrease) in cash                           500,547            (436)         (6,629)
Cash at beginning of year                                   1,178           1,614           8,243
                                                     ------------    ------------    ------------
Cash at end of year                                  $    501,725           1,178           1,614
                                                     ============    ============    ============


See accompanying notes to condensed financial statements.
See accompanying independent auditors' report on supplementary information.

                                                                     Schedule II


                CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                                  GAINSCO, INC.
                                (PARENT COMPANY)

                     Notes to Condensed Financial Statements
                        December 31, 1999, 1998 and 1997

(1)  GENERAL

          The accompanying condensed financial statements should be read in conjunction with the notes to the consolidated financial statements for the years ended December 31, 1999, 1998 and 1997 included elsewhere in this Annual Report.

(2)  RELATED PARTIES

          During 1997, the Company made a capital contribution to GAINSCO Service Corp. by forgiving an intercompany debt in the amount of $5,390,712. The Company acquired the net assets of the Lalande Group of $1,101,024 in October 1998 through a 100% purchase.

          The following table presents the components of the Net receivables from subsidiaries at December 31, 1999 and 1998:

                                                       1999         1998
                                                    ----------   ----------
            Name of subsidiary
Agents Processing Systems, Inc.                     $  883,224      883,224
GAINSCO Service Corp                                 1,168,749      425,593
General Agents Insurance Company of America, Inc.    1,394,806      812,474
                                                    ----------   ----------
   Net receivables from subsidiaries                $3,446,779    2,121,291
                                                    ==========   ==========


See accompanying independent auditors' report on supplementary information.

                                                                  Schedule III

                         GAINSCO, INC. AND SUBSIDIARIES

                       Supplementary Insurance Information

                    Years ended December, 1999, 1998 and 1997
                             (Amounts in thousands)




                                                                Other                               Amortization
                               Deferred    Reserves             policy                       Claims  of deferred   Other
                                policy    for claims          claims and   Net      Net       and      policy    operating    Net
                             acquisition  and claim  Unearned  benefits  premiums investment  claim  acquisition costs and premiums
Segment                          costs    expenses   premiums   payable   earned   income    expenses  costs(1)   expenses written
-------                      ----------  ---------- --------- ---------- -------- ---------- -------- ---------- --------- --------
Year ended December 31, 1999:

   Commercial lines          $   11,019   127,460    65,350     4,206    91,928     7,607    60,083   (24,399)    32,161    94,607
   Personal lines                 3,909     5,354    16,870        --    21,352     2,115    16,266    (5,139)     7,624    36,530
   Other                             --        --        --        --        --        --        --        --      4,589        --
                             ----------  --------   -------   -------    ------   -------   -------  --------    -------   -------

     Total                   $   14,928   132,814    82,220     4,206   113,280     9,722    76,349   (29,538)    44,374   131,137
                             ==========  ========   =======   =======   =======   =======   =======   =======    =======   =======
Year ended December 31, 1998:
   Commercial lines          $   10,789   136,400    61,430     5,835    91,697     9,648    85,996   (23,680)    34,938    86,362
   Personal lines                   531       398     2,172        --       506       155       357      (197)       728     2,197
   Other                             --        --        --        --        --        --        --        --      4,589        --
                             ----------  --------   -------   -------   -------   -------    ------   -------    -------   -------

     Total                   $   11,320   136,798    63,602     5,835    92,203     9,803    86,353   (24,382)    40,255    88,559
                             ==========  ========   =======   =======   =======   =======   =======   =======    =======   =======
Year ended December 31, 1997:
   Commercial lines          $   11,618   113,227    64,005     9,393   102,256     9,731    62,086   (26,179)    33,437    98,139
   Personal lines                    --        --        --        --        --        --        --        --         --        --
   Other                             --        --        --        --        --        --        --        --      3,645        --
                             ----------  --------   -------   -------   -------   -------   -------   -------    -------   -------

     Total                   $   11,618   113,227    64,005     9,393   102,256     9,731    62,086   (26,179)    37,082    98,139
                             ==========  ========   =======   =======   =======   =======   =======   =======    =======   =======



(1)   Net of the amortization of deferred ceding commission income.
See accompanying independent auditors' report on supplementary information.

                                                                   Schedule IV

                         GAINSCO, INC. AND SUBSIDIARIES

                                   Reinsurance

                  Years ended December 31, 1999, 1998 and 1997
                   (Amounts in thousands, except percentages)





                                                                                                    Percentage
                                                             Ceded to     Assumed                    of amount
                                               Direct         other      from other      Net           assumed
                                               amount        companies    companies     amount          to net

  Year ended December 31, 1999:
    Premiums earned:
       Property and casualty                  $  113,375           --            --      113,375
       Reinsurance                                    --      (12,107)       12,012          (95)
                                              ----------   ----------    ----------    ----------
          Total                               $  113,375      (12,107)       12,012      113,280          10.6%
                                              ==========    ==========   ==========    ==========    ==========
  Year ended December 31, 1998
    Premiums earned:
       Property and casualty                  $   93,632           --            --       93,632
       Reinsurance                                    --       (2,120)          691       (1,429)
                                              ---------   ----------    ----------    ----------
          Total                               $   93,632       (2,120)          691       92,203           0.7%
                                              ==========    ==========   ==========    ==========    ==========
  Year ended December 31, 1997
    Premiums earned:
       Property and casualty                  $  105,949           --            --      105,949
       Reinsurance                                   --       (3,693)           --       (3,693)
                                              ----------   ----------    ----------    ----------
          Total                               $  105,949       (3,693)           --      102,256            --%
                                              ==========    ==========   ==========    ==========    ==========




See accompanying independent auditors' report on supplementary information.

                                                                   Schedule VI

                         GAINSCO, INC. AND SUBSIDIARIES

                            Supplemental Information

                  Years ended December 31, 1999, 1998 and 1997
                             (Amounts in thousands)





                                  Column A    Column B    Column C     Column D      Column E     Column F
                                ----------   ----------   ----------   ----------   ----------   ----------
                                                           Reserves
                                                          for unpaid    Discount
                                              Deferred      claims       if any,
                                Affiliation    policy     and claim     deducted
                                   with       acquisition   adjustment     in       Unearned     Net earned
Segment                         registrant     costs        expenses    Column C    premiums      premiums
--------                        ----------   ----------   ----------   ----------   ----------   ----------
Year ended December 31, 1999:

   Commercial lines             $       --       11,019      127,460           --       65,350       91,928
   Personal lines                       --        3,909        5,354           --       16,870       21,352
   Other                                --           --           --           --           --           --
                                ----------   ----------   ----------   ----------   ----------   ----------


     Total                      $       --       14,928      132,814           --       82,220      113,280
                                ==========   ==========   ==========   ==========   ==========   ==========

Year ended December 31, 1998:
   Commercial lines             $       --       10,789      136,400           --       61,430       91,697
   Personal lines                       --          531          398           --        2,172          506
   Other                                --           --           --           --           --           --
                                ----------   ----------   ----------   ----------   ----------   ----------

     Total                      $       --   $   11,320      136,798           --       63,602       92,203
                                ==========   ==========   ==========   ==========   ==========   ==========

Year ended December 31, 1997:
   Commercial lines             $       --       11,618      113,227           --       64,005      102,256
   Personal lines                       --           --           --           --           --           --
   Other                                --           --           --           --           --           --
                                ----------   ----------   ----------   ----------   ----------   ----------

     Total                              --   $   11,618      113,227           --       64,005      102,256
                                ==========   ==========   ==========   ==========   ==========   ==========





                                 Column H          Column I           Column J       Column K     Column L
                                ----------        ----------          ----------    ----------   ----------

                                                Claims and claim
                                                   adjustment
                                                expenses incurred     Amortization      Paid
                                                   related  to        of deferred    claims and
                                   Net       -----------------------     policy        claim         Net
                                investment    Current       Prior     acquisition    adjustment    premiums
Segment                           income        year         year       costs(1)      expenses     written
-------                         ----------   ----------   ----------   ----------    ----------   ----------

Year ended December 31, 1999:

   Commercial lines                  7,607       59,894          189      (24,399)       71,422       94,607
   Personal lines                    2,115       16,082          184       (5,139)       11,180       36,530
   Other                                --           --           --           --            --           --
                                ----------   ----------   ----------   ----------    ----------   ----------
     Total                           9,722       75,976          373      (29,538)       82,602      131,137
                                ==========   ==========   ==========   ==========    ==========   ==========
Year ended December 31, 1998:

   Commercial lines                  9,648       59,278       26,718      (23,680)       68,183       86,362
   Personal lines                      155          357           --         (197)          105        2,197
   Other                                --           --           --           --            --           --
                                ----------   ----------   ----------   ----------    ----------   ----------
     Total                           9,803       59,635       26,718      (24,382)       68,288       88,559
                                ==========   ==========   ==========   ==========    ==========   ==========
Year ended December 31, 1997:

   Commercial lines                  9,731       53,969        8,117      (26,179)       57,361       98,139
   Personal lines                       --           --           --           --            --           --
   Other                                --           --           --           --            --           --
                                ----------   ----------   ----------   ----------    ----------   ----------
     Total                           9,731       53,969        8,117      (26,179)       57,361       98,139
                                ==========   ==========   ==========   ==========    ==========   ==========




(1) Net of the amortization of deferred ceding commission income. See accompanying independent auditors' report on supplementary information.

                               INDEX OF EXHIBITS

                 Exhibit
                   No.     Description

                   3.5     Bylaws of Registrant as amended through February 24,
                           2000.

                  10.11    Investment Management Agreements dated October 4,
                           1999 between GMSP and each of Registrant, General
                           Agents Insurance Company of America, Inc., MGA
                           Insurance Company, Inc. and Gainsco County Mutual
                           Insurance Company; and Investment Management
                           Agreement dated January 6, 2000 between GMSP and
                           Midwest Casualty Insurance Company.

                  10.14    Stock Purchase Agreement dated as of November 17,
                           1999 among Registrant, Tri-State, Ltd., Herbert A.
                           Hill and Alan E. Heidt and related Pledge Agreement dated as of January 7, 2000 executed by the Registrant in favor of Bank One, NA and Unlimited
                           Guaranty dated as of January 7, 2000 executed by Tri-State, Ltd. in favor of Bank One, NA

                  10.15    Agreement of Limited Partnership of GNA Investments
                           I, L.P. dated as of November 30, 1999 between the Registrant and Goff Moore Strategic Partners, L.P.

                  10.16    Professional Service Agreement dated as of October
                           22, 1999 between Registrant and ClientSoft, Inc.

                  21       Subsidiaries of Registrant.

                  23       Consent of KPMG LLP to incorporation by reference.

                  24       Powers of Attorney.

                  27       Financial Data Schedule.
