Form 10-K405/A
period 1999-12-31
GAINSCO INC
filed 2000-04-28
CIK 786344

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


                                     PART I

ITEM 3. LEGAL PROCEEDINGS

         GAINSCO, INC. ("GNA") was named a defendant in the proceedings styled William Steiner v. Joseph D. Macchia, Joel C. Puckett, Daniel J. Coots and GAINSCO, INC., filed on August 25, 1998 in the United States District Court for the Northern District of Texas, Fort Worth Division (the "Trial Court"). In that case, the plaintiff asserted claims on behalf of a putative class of persons who purchased GNA's common stock between August 6, 1997 and July 16, 1998, inclusive. The plaintiff asserted claims for damages under sections 10(b) and 20(a) of the Securities Exchange Act of 1934, alleging that GNA's financial results did not reflect GNA's true financial position and results of operations in accordance with generally accepted accounting principles in that they understated reserves for claims and claim adjustment expenses. On March 31, 2000 the

Trial Court dismissed plaintiff's amended class action complaint for failure to state a claim upon which relief can be granted. To date the plaintiff has not appealed the Trial Court's decision.

         In the normal course of its operations, GNA and its subsidiaries (collectively, the "Company") have been named as defendant in various legal actions seeking payments for claims denied by the Company and other monetary damages. In the opinion of the Company's management the ultimate liability, if any, resulting from the disposition of these claims will not have a material adverse effect on the Company's consolidated financial position or results of operations.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information concerning the directors and executive officers of GNA as of April 15, 2000 is set forth below:

      Name                   Age                   Position with the Company
      ----                   ---                   -------------------------
Joel C. Puckett              56             Chairman of the Board and Director

Glenn W. Anderson            47             President, Chief Executive Officer and Director

Richard M. Buxton            51             Senior Vice President

Daniel J. Coots              48             Senior Vice President, Chief Financial Officer
                                              and Director

Carlos de la Torre           51             President, DLT Insurance Adjusters, Inc.

J. Landis Graham             45             Senior Vice President

McRae B. Johnston            49             President, National Specialty Lines, Inc.

Richard A. Laabs             44             Senior Vice President

Joseph W. Pitts              36             Senior Vice President

Stephen L. Porcelli          37             Senior Vice President

Carolyn E. Ray               47             Senior Vice President

Sam Rosen                    64             Secretary and Director

J. Randall Chappel           32             Director

John C. Goff                 43             Director

Robert J. McGee, Jr.         44             Director

Harden H. Wiedemann          45             Director

John H. Williams             65             Director

         Joel C. Puckett has served as a director of the Company since 1979 and as Chairman of the Board of Directors since April, 1998. Mr. Puckett is a certified public accountant with offices located in Minneapolis, Minnesota. Mr. Puckett has been engaged in the private practice of accounting since 1973.

         Glenn W. Anderson has served as President, Chief Executive Officer and as a director of the Company since April 1998. From 1996 to April 1998, Mr. Anderson served as Executive Vice President of USF&G Corporation and as President of the Commercial Insurance Group of United States Fidelity & Guaranty Company. From 1993 to 1996, Mr. Anderson was a Senior Vice President of USF&G Corporation. Mr. Anderson, a 1974 graduate of Stanford University, has been engaged in the property and casualty insurance business since 1975.

         Richard M. Buxton has served as Vice President of the Company since December of 1996. In 1999, Mr. Buxton was promoted to Senior Vice President. From 1986 to 1996 Mr. Buxton was with KN Energy, Inc. in the position of Vice President of Strategic Planning and Financial Services.

         Daniel J. Coots has served as Vice President and Chief Financial Officer of the Company since 1987, and as a director of the Company since 1997. In 1991 Mr. Coots was promoted to Senior Vice President. Mr. Coots has been engaged in the property and casualty insurance business since 1983.

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

         Joseph W. Pitts has served as Vice President of the Company since August of 1997. Mr. Pitts was promoted to Senior Vice President in 1999. From 1992 to 1997, Mr. Pitts was with USAA Group in the position of Actuary and Manager. Mr. Pitts has been engaged in the property and casualty insurance business since 1988.

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

         Sam Rosen has served as Secretary and as a director of the Company since 1983. Mr. Rosen currently serves on the Board of Directors of Aztec Manufacturing Co. (NYSE - AZZ). Mr. Rosen is a partner with the law firm of Shannon, Gracey, Ratliff & Miller, L.L.P. He has been a partner in that firm or its predecessors since 1966. That firm, or its predecessors, has provided significant legal services for the Company since 1979.

         J. Randall Chappel has served as a director of the Company since 1999. Mr. Chappel is a principal of Goff Moore Strategic Partners, L.P. ("GMSP"), and has been associated with Richard E. Rainwater and his affiliated companies since 1987. Mr. Chappel participated in the purchase of properties that led to the creation of Crescent Real Estate Equities, Inc. (NYSE - CEI) ("Crescent"), as well as other significant Rainwater investments. Mr. Chappel has been active in the formation of G2 Opportunity Fund LP and various GMSP investments. Mr. Chappel serves as a director of epicRealm, Inc. and of OpenConnect Systems Incorporated, both of which are Dallas-based technology companies.

         John C. Goff has served as a director of the Company since 1997. Mr. Goff is President, Chief Executive Officer and Vice Chairman of the Board of Crescent and is Managing Principal of GMSP. From 1987 to April 1994, Mr. Goff served as a senior investment advisor to and investor with Richard E. Rainwater. Beginning in 1990, Mr. Goff was responsible for the development of Mr. Rainwater's real estate business, including the initial public offering of Crescent in May 1994. From inception through late 1996 he served as Chief Executive Officer of Crescent and since late 1996 he has served as Vice Chairman of the Board of Crescent. During June 1999, Mr. Goff resumed his role as President and Chief Executive Officer of Crescent. Mr. Goff is also President, Chief Executive Officer and Vice Chairman of the Board of Crescent Operating, Inc., an investment company (NASDAQ - COPI), which was spun off from Crescent in 1997, and sits on the Boards of Texas Capital Bank and The Staubach Company.

         Robert J. McGee, Jr. has served as a director of the Company since 1997. Mr. McGee has served since 1992 as Chairman of the Board and Chief Executive Officer of KBK Capital Corporation (AMEX - KBK), a 36-year old commercial finance company. From 1989 to 1992 Mr. McGee served as Chairman of the Board and Chief Executive Officer of Texas Commerce Bank-Tarrant County and Vice Chairman, Texas Commerce Bank, N.A.

         Harden H. Wiedemann has served as a director of the Company since 1989. Mr. Wiedemann has been Chairman and Chief Executive Officer of Assurance Medical, Incorporated, a company providing independent oversight of drug testing, since 1991.

         John H. Williams has served as a director of the Company since 1990. Mr. Williams served, until his retirement on July 31, 1999, as a Senior Vice President, Investments, of Everen Securities, Inc., and had been a principal of that firm or its predecessors since May 1987. Prior to that time, Mr. Williams was associated with Thomson McKinnon Securities, Inc. and its predecessors from 1967. Mr. Williams is currently managing his personal investments, and is a director of Clear Channel Communications, Inc. (NYSE - CCU).

TERMS OF OFFICE

         Executive officers serve at the pleasure of the Board of Directors. Directors are elected annually by the shareholders to serve until the next annual meeting of shareholders and until their respective successors are duly elected and qualified. See "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Glenn W. Anderson Employment Agreement" regarding an employment agreement between Glenn W. Anderson and the Company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of the Common Stock to file with the SEC and the New York Stock Exchange initial reports of ownership and reports of changes in ownership of Common Stock. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of the Section 16(a) reports furnished to it, the Company believes the persons who were required to file
Section 16(a) reports in respect to their Section 16(a) ownership of Common Stock have filed on a timely basis all Section 16(a) reports required to be filed by them, except that J. Randall Chappel failed to file a Form 5 with respect to options granted to him by the Company in October 1999.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The individuals named below (the "Named Executives") include the Company's chief executive officer and the other four most highly compensated executive officers of the Company for the fiscal year ending December 31, 1999. Information is provided for the fiscal years ending on December 31 of the three years shown in the table below.

                           SUMMARY COMPENSATION TABLE

                                                                                        LONG-TERM COMPENSATION
                                                                                ---------------------------------------
                             ANNUAL COMPENSATION                                         AWARDS               PAYOUTS
-----------------------------------------------------------------------------   ---------------------------------------
                                                                                               Securities
                                                                Other Annual    Restricted     Underlying                 All Other
        NAME AND                        Salary        Bonus       Compensa-       Stock         Options/       LTIP       Compensa-
   PRINCIPAL POSITION         Year        ($)          ($)         tion($)      Award(s)($)     SARs(#)      Payouts($)   tion($)(4)
   ------------------         ----      -------      -------    -------------   ------------   -----------  -----------   ----------
GLENN W. ANDERSON             1999      340,000      240,000(1)        -              -              -            -            -
President and Chief           1998      238,436(2)   195,000(2)    155,397(3)         -          579,710          -            -
Executive Officer             1997         -            -              -              -              -            -            -

RICHARD M. BUXTON             1999      158,500       53,000           -              -              -            -            -
Senior Vice President-        1998      156,000       54,700           -              -           34,164          -            -
Mergers and Acquisitions,     1997      149,519       47,366           -              -           54,521(5)       -            -
Investor Relations

DANIEL J. COOTS               1999      147,500       37,000           -              -              -            -            -
Senior Vice President and     1998      140,173       36,500           -              -           35,135          -            -
Chief Financial Officer       1997      122,400       25,551           -              -              -            -         13,893

J. LANDIS GRAHAM              1999      142,750       37,000           -              -              -            -            -
Senior Vice President-        1998      121,594       31,900           -              -           19,567          -            -
Claims                        1997      97,910        14,064           -              -              -            -         11,975

CAROLYN E. RAY                1999      142,750       37,000           -              -              -            -            -
Senior Vice President-        1998      123,361       31,900           -              -           34,192          -            -
Underwriting                  1997      98,699        19,848           -              -              -            -         13,843

(1) Represents bonus for 1999 of $175,000 and $65,000 out of $260,000 first year bonus provided in Mr. Anderson's employment agreement with the Company described below under "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Glenn W. Anderson Employment Agreement" (the "Anderson Employment Agreement").

(2) Represents pro rata portion in 1998 of $340,000 annual salary and $195,000 out of $260,000 first year bonus provided in the Anderson Employment Agreement.

(3) Amounts paid principally for relocation expenses under the Anderson Employment Agreement.

(4) Amounts contributed to or accrued for the Named Executive under the GNA 401(k) Plan.

(5) These options were canceled in connection with a repricing of options in 1998.

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                                                                                                                  GRANT DATE
                          INDIVIDUAL GRANTS                                                                         VALUE
-----------------------------------------------------------------------------------------------------------------------------------
                              NUMBER OF       PERCENT OF TOTAL
                              SECURITIES        OPTIONS/SARS
                              UNDERLYING         GRANTED TO
                             OPTIONS/SARS       EMPLOYEES IN        EXERCISE OR                               GRANT DATE PRESENT
NAME                          GRANTED (#)        FISCAL YEAR     BASE PRICE ($/SH)      EXPIRATION DATE          VALUE ($/SH)
GLENN W. ANDERSON
President and Chief         Note: No stock options or stock appreciation rights were granted to any of the Named Executives in 1999.
Executive Officer

RICHARD M. BUXTON
Senior Vice President-
Mergers and Acquisitions,
Investor Relations

DANIEL J. COOTS
Senior Vice President and
Chief Financial Officer

J. LANDIS GRAHAM
Senior Vice President-
Claims

CAROLYN E. RAY
Senior Vice President-
Underwriting


         On March 3, 2000, options to purchase an aggregate of 308,326 shares of Common Stock for $5.50 per share were granted to officers and employees of the Company, including for the above-named persons options as follows: Glenn W. Anderson, 50,000 shares; Richard M. Buxton, 19,000 shares; Daniel J. Coots, 15,000 shares; J. Landis Graham, 15,000 shares; and Carolyn E. Ray, 15,000 shares. The options expire March 2, 2010 and become vested and exercisable at the rate of 20% on each of June 3, 2000 and March 3 of 2001, 2002, 2003 and 2004.

         On March 20, 2000, Mr. Anderson was granted an option expiring March 19, 2010 to purchase 180,000 shares of Common Stock for $5.6875 per share. The option becomes vested and exercisable in full on March 20, 2005, but terminates in the event he owns less than 91,500 of the shares of Common Stock he owned on the date of grant.

AGGREGATED OPTION/SAR EXERCISES IN THE LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

         The following table summarizes for each of the Named Executives the number of stock options, if any, exercised during the fiscal year ended December 31, 1999, the aggregate dollar value, if any, realized upon exercise, the total number of unexercised stock options held at December 31, 1999, if any, and the aggregate dollar value of the unexercised options held at December 31, 1999, if any. Value realized upon exercise, if any, is the difference between the fair market value of the underlying stock on the exercise date and the exercise price of the option. Value of unexercised options at fiscal year-end is the difference between the exercise price of the stock options and the fair market value of the underlying stock at December 31, 1999, the latter of which was $5.375 per share. These values, unlike the amounts, if any, set forth in the column headed "Value Realized," have not been, and may never be, realized. The options have not been, and may not be, exercised. Actual gains, if any, on exercise will depend on the value of the Common Stock on the date of exercise. There can be no assurance that the values shown will be realized.

                     AGGREGATED OPTION EXERCISES IN THE LAST
                      FISCAL YEAR AND FY-END OPTION VALUES


                               SHARES                          NUMBER OF SECURITIES              VALUE OF UNEXERCISED
                             ACQUIRED ON      VALUE           UNDERLYING UNEXERCISED                 IN-THE-MONEY
           NAME             EXERCISE (#)   REALIZED ($)       OPTIONS/SARS AT FY-END          OPTIONS/SARS AT FY-END ($)
           ----             ------------   ------------       ----------------------          --------------------------

                                                          EXERCISABLE     UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
                                                          -----------     -------------     -----------     -------------
GLENN W. ANDERSON                 -             -           579,710             -                -                -
President and Chief
Executive Officer

RICHARD M. BUXTON                 -             -            27,332           6,832              -                -
Senior Vice President-
Mergers and
Acquisitions, Investor
Relations

DANIEL J. COOTS                   -             -          69,243(1)          7,027          $124,343             -
Senior Vice President and
Chief Financial Officer

J. LANDIS GRAHAM                  -             -            15,654           3,913              -                -
Senior Vice President-
Claims

CAROLYN E. RAY                    -             -          66,412(2)          6,638          $126,219             -
Senior Vice President-
Underwriting

(1) Options to purchase 37,398 shares are exercisable at approximately $2.14 per share, options to purchase 3,737 shares are exercisable at approximately $4.44 per share and options to purchase 28,108 shares are exercisable at approximately $6.03 per share.

(2) Options to purchase 39,058 shares are exercisable at approximately $2.14 per share and options to purchase 27,354 are exercisable at approximately $6.03 per share.

                         TEN YEAR OPTIONS/SAR REPRICINGS


                                              NUMBER OF                                                                LENGTH OF
                                             SECURITIES                                                             ORIGINAL OPTION
                                             UNDERLYING     MARKET PRICE OF                                          TERM REMAINING
                                            OPTIONS/SARS   STOCK AT TIME OF     EXERCISE PRICE AT                      AT DATE OF
                                             REPRICED OR     REPRICING OR       TIME OF REPRICING   NEW EXERCISE      REPRICING OR
NAME                           DATE          AMENDED(#)       AMENDMENT($)      OR AMENDMENT($)       PRICE($)         AMENDMENT

GLENN W. ANDERSON            07/24/98        579,710(a)        5.75                   8.63              5.75               5 yrs
President and Chief
Executive Officer

RICHARD M. BUXTON            07/24/98         34,164           6.03                   9.63              6.03            8.44 yrs
Senior Vice President-
Mergers and Acquisitions,
Investor Relations

DANIEL J. COOTS              07/24/98         35,135           6.03                  10.63              6.03            7.75 yrs
Senior Vice President
and Chief Financial Officer

J. LANDIS GRAHAM             07/24/98         19,567           6.03                  10.63              6.03            7.75 yrs
Senior Vice President-
Claims

CAROLYN E. RAY               07/24/98         34,192           6.03                  10.63              6.03            7.75 yrs
Senior Vice President-
Underwriting

(a) The actions taken with respect to Mr. Anderson's options were taken pursuant to the Anderson Employment Agreement described below under "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Glenn W. Anderson Employment Agreement" and were part of an inducement for him to join the Company.

EMPLOYEE BENEFIT PLANS

         At December 31, 1999, the Company had three plans under which options could be granted: the 1990 Stock Option Plan ("90 Plan"), the 1995 Stock Option Plan ("95 Plan") and the 1998 Long-Term Incentive Plan ("98 Plan"). Under the 90 Plan, all options available have been granted, are fully vested and, if not exercised, will expire in the year 2000. The 95 Plan was approved by the shareholders on May 10, 1996 and 1,071,000 shares are reserved for issuance under this plan. Options granted under the 95 Plan have a maximum ten year term and are exercisable at the rate of 20% immediately upon grant and 20% on each of the first four anniversaries of the grant date. The 98 Plan was approved by the shareholders on July 17, 1998, and the aggregate number of shares of common stock that may be issued under the 98 Plan is limited to 1,000,000. Under the 98 Plan, stock options (including incentive stock options and non-qualified stock options), stock appreciation rights and restricted stock awards may be made.

         The Company has a 401(k) Plan (the "401(k) Plan") to help eligible employees build financial security for retirement and to help protect them and their beneficiaries in the event of death or disability. Generally all employees of the Company are eligible to participate in the 401(k) Plan. The Company and the participant both make contributions to the 401(k) Plan. The 401(k) Plan permits employees to direct that their accounts be invested in any of a number of mutual funds, Common Stock or any other publicly traded securities.

COMPENSATION OF DIRECTORS

         Each director of the Company who is not a full time employee of the Company receives a quarterly retainer and a meeting fee for each in person meeting, plus expenses incurred in attending meetings of the Board of Directors. In 1998, each director received $2,000 as a quarterly retainer and $2,000 as a meeting fee. In 1999 following the annual meeting of shareholders, the quarterly retainer increased to $3,000, and it will increase to $4,000 per quarter following the 2000 annual meeting of shareholders. Directors who are also full time employees of the Company are not separately compensated for their service as a director.

         Mr. Joel C. Puckett was appointed non-executive Chairman of the Board of the Company on April 20, 1998. For his services in this capacity, and in lieu of the fees the other outside directors receive, Mr. Puckett receives a monthly fee equivalent to 25% of the monthly base compensation of the Chief Executive Officer or such greater amount as might result from the application of an hourly formula. In 1998 and 1999, Mr. Puckett received $109,083 and $143,083, respectively, for his service as Chairman of the Board. Mr. Puckett is not an officer or employee of the Company.

         Each current director who is not a full time employee of the Company participated in the 95 Plan on a formula basis. Each such current director was awarded options to purchase a minimum of 42,000 shares, plus 8,400 shares for each year of service in excess of five years, up to a maximum of an additional 42,000 shares of Common Stock, at the market price on the date of grant. One-fifth of those options become exercisable immediately and a like number become exercisable on each anniversary of the grant date, if the optionee continues to be a director on those dates. The 95 Plan was approved by the shareholders on May 10, 1996.

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

         If, within two years following a change in control, a Named Executive is terminated by the Company for reasons other than cause, or if the Named Executive terminates employment for "good reason," the Named Executive will be paid a lump sum cash payment in an amount equal to two times the Named Executive's base salary; provided, however, such payment shall not be less than
1.25 times the amount reported on the Named Executive's Form W-2 issued by the Company with respect to the year preceding the date of actual or constructive termination. In the event such payment would not be deductible, in whole or in part, by the Company as a result of Section 280G of the Internal Revenue Code, such payment shall be reduced to the extent necessary to make the entire payment deductible. Under the terms of the Anderson Employment Agreement described above under "Election of Directors - Certain Transactions," if Mr. Anderson is terminated without cause, he will be entitled to the greater of, (i) the amount he would be entitled to upon such termination under the Anderson Employment Agreement in the absence of a change in control or (ii) the amount called for by his change in control agreement.

         The transactions with GMSP described below under "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Transactions with Goff Moore Strategic Partners, L.P." constituted a "change in control of the Company" solely for purposes of the severance agreements when GMSP became the beneficial owner of 25% or more of the Company's voting securities. However, no payments are due at this time since no Named Executives were terminated by the Company, and no Named Executives terminated employment for "good reason."

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The members of the Company's Compensation Committee are Robert J. McGee, Jr., Harden Wiedemann, and John H. Williams, Chairman. J. Randall Chappel and John C. Goff also served on the Compensation Committee for parts of 1999.

         No executive officer of the Company served as a member of the compensation committee of or as a director of another entity, one of whose executive officers served on the Compensation Committee or the Board of Directors of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of April 15, 2000, the number of shares of Common Stock beneficially owned (as defined by the rules of the Securities and Exchange Commission (the "SEC")) by (i) each person who is known to the Company to be the beneficial owner of more than five percent of the outstanding Common Stock, (ii) each director of the Company, (iii) the Chief Executive Officer and each of the other Named Executive Officers for the year ended December 31, 1999, and (iv) all of the executive officers of the Company as a group.

                                                                         Amount and Nature of Beneficial Ownership(1)
Name of Beneficial Owner                                                 --------------------------------------------
------------------------                                                        Number               Percent of
                                                                             of Shares(2)          Voting Stock(3)
                                                                             ------------          ---------------
Goff Moore Strategic Partners, L.P., John C. Goff and J. Randall             10,406,000(4)              34.4%
Chappel

I.G. Investment Management, Ltd.                                              1,924,800(5)               7.1%

The Millers Mutual Fire Insurance Company                                     1,559,900(6)               5.8%

Dimensional Fund Advisors, Inc.                                               1,472,753(7)               5.4%

Joseph D. Macchia                                                             1,361,988(8)               5.0%

Glenn W. Anderson                                                               702,110(9)               2.5%

Joel C. Puckett                                                                 496,821(10)              1.8%

Sam Rosen                                                                       243,172(11)               *

Carolyn E. Ray                                                                  138,685(12)               *

Daniel J. Coots                                                                 128,358(13)               *

John H. Williams                                                                 62,562(14)               *

Harden H. Wiedemann                                                              54,265(15)               *

Richard M. Buxton                                                                48,021(16)               *

J. Landis Graham                                                                 38,723(17)               *

Robert J. McGee                                                                  33,600(18)               *

Directors and executive officers as a group (17 persons)                     12,428,516(19)             39.4%

-------------------------------
* Less than 1%


(1) On April 15, 2000, there were outstanding 20,919,833 shares of Common Stock and 31,620 shares of Series A Convertible Preferred Stock (the "Series A Preferred Stock"). The shares of Series A Preferred Stock were convertible into an aggregate of 6,200,000 shares of Common Stock and were held entirely by GMSP. Each share of Series A Preferred Stock is entitled to vote on each matter on which the Common Stock may vote and is entitled to one vote per share of Common Stock into which it is convertible. Together these shares constituted all of the outstanding shares entitled to vote on matters submitted for shareholder vote (collectively, the "Voting Stock"). References herein to numbers of shares of Voting Stock are references to the combined number of shares of Common Stock outstanding on April 15, 2000 and the number of shares of Common Stock then issuable upon conversion of the Series A Preferred Stock. On April 15, 2000 there were 27,119,833 shares of Voting Stock outstanding.

(2) Each person named below has the sole investment and voting power with respect to all shares of Voting Stock shown as beneficially owned by the person, except as otherwise indicated below. Under applicable SEC rules, a person is deemed the "beneficial owner" of a security with regard to which the person, directly or indirectly, has or shares (a) the voting power, which includes the power to vote or direct the voting of the security, or (b) the investment power, which includes the power to dispose, or direct the disposition of the security, in each case irrespective of the persons' economic interest in the security. Under these SEC rules, a person is deemed to beneficially own securities which the person has the right to acquire within sixty days (x) through the exercise of any option or warrant or (y) through the conversion of another security.

(3) In determining the Percent of Voting Stock owned by a person, (a) the numerator is the number of shares of Common Stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within sixty days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (i) the 27,119,833 aggregate of the 20,919,833 shares of Common Stock outstanding on April 15, 2000 and 6,200,000 shares of Common Stock then issuable upon conversion of the Series A Preferred Stock and (ii) any shares of Common Stock which the person has the right to acquire within sixty days upon the exercise of options or warrants. Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options or warrants.

(4) Includes (a) 6,200,000 shares of Common Stock which GMSP may acquire upon conversion of 31,620 shares of the Series A Preferred Stock, (b) 3,100,000 shares of Common Stock issuable upon exercise of presently exercisable warrants to purchase shares of Common Stock, (c) 1,064,000 shares of Common Stock beneficially owned by GMSP, (d) 33,600 shares of Common Stock that Mr. Goff has the right to acquire within 60 days through exercise of options granted under the 95 Plan, and (e) 8,400 shares of Common Stock that Mr. Chappel has the right to acquire within 60 days through exercise of options granted under the 95 Plan. Mr. Goff may be deemed the beneficial owner of the shares of Common Stock beneficially owned by GMSP because he is a Managing Principal of GMSP, is the owner of 82.3% of the limited partner interests in the limited partnership that is the managing general partner of GMSP and of the membership interests in the limited liability company which is its general partner, and is a designee of GMSP on the Board of Directors of the Company. Mr. Chappel disclaims any beneficial interest in the shares of Common Stock beneficially owned by GMSP and Mr. Goff and is associated with their shares only because he is a principal of GMSP and one of its designees on the Board of Directors of the Company. See "ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Transactions with Goff Moore Strategic Partners, L.P." for information regarding GMSP and the relationship of Messrs. Goff and Chappel to GMSP. The address of GMSP is 777 Main Street, Suite 2250, Fort Worth, Texas 76102.

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

(7) Based on information set forth in a Schedule 13G, dated February 4, 2000, these shares were reported, as of December 31, 1998, to be beneficially owned by Dimensional Fund Advisors Inc., 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401. Dimensional Fund Advisors Inc. reported beneficial ownership of these shares with sole voting and dispositive power.

(8) Based on information set forth in a Schedule 13D/A, dated September 13, 1999, these shares were reported, as of September 10, 1999, to be beneficially owned by Joseph D. Macchia, 1409 Indian Creek Drive, Fort Worth, Texas 76107-3520. Mr. Macchia reported beneficial ownership of these shares with sole voting and dispositive power.

(9) Includes 589,710 shares of Common Stock that Mr. Anderson has the right to acquire within 60 days through the exercise of options granted pursuant to his Employment Agreement with the Company and the 98 Plan and 900 shares of Common Stock held by the 401(k) Plan for the account of Mr. Anderson as beneficiary.

(10) Includes 51,927 shares of Common Stock held by the Joel Puckett Self-Employed Retirement Trust and 193,701 shares of Common Stock that Mr. Puckett has the right to acquire within 60 days through the exercise of options granted under the 90 Plan and 95 Plan.

(11) Includes 3,163 shares of an IRA of Mr. Rosen's wife. Mr. Rosen disclaims beneficial ownership of those shares. Also includes 35,065 shares held for the benefit of Mr. Rosen by the Shannon, Gracey, Ratliff & Miller, L.L.P. Profit Sharing Plan, 3,163 shares of Common Stock held by Mr. Rosen's IRA and 124,064 shares of Common Stock that Mr. Rosen has the right to acquire within 60 days through the exercise of options granted under the 90 Plan and 95 Plan. Mr. Rosen is a partner in the law firm of Shannon, Gracey, Ratliff & Miller, L.L.P.

(12) Includes 11,695 shares of Common Stock held by the 401(k) Plan for the account of Ms. Ray as beneficiary and 76,250 shares of Common Stock that Ms. Ray has the right to acquire within 60 days through the exercise of options granted under the 90 Plan, 95 Plan and 98 Plan.

(13) Includes 40,567 shares of Common Stock held by the 401(k) Plan for the account of Mr. Coots as beneficiary and 79,270 shares of Common Stock that Mr. Coots has the right to acquire within 60 days through the exercise of options granted under the 90 Plan, 95 Plan and 98 Plan.

(14) Includes 42,000 shares of Common Stock that Mr. Williams has the right to acquire within 60 days through the exercise of options granted under the 90 Plan and 95 Plan.

(15) Includes 50,400 shares of Common Stock that Mr. Wiedemann has the right to acquire within 60 days through the exercise of options granted under the 90 Plan and 95 Plan.

(16) Includes 1,889 shares of Common Stock held by the 401(k) Plan for the account of Mr. Buxton as beneficiary and 31,132 shares of Common Stock that Mr. Buxton has the right to acquire within 60 days through the exercise of options granted under the 95 Plan and 98 Plan.

(17) Includes 7,545 shares of Common Stock held by the 401(k) Plan for the account of Mr. Graham as beneficiary and 30,876 shares of Common Stock that Mr. Graham has the right to acquire within 60 days through the exercise of options granted under the 90 Plan, 95 Plan and 98 Plan.

(18) Includes 33,600 shares of Common Stock that Mr. McGee has the right to acquire within 60 days through the exercise of options granted under the 90 Plan and 95 Plan.

(19) Includes (a) 63,360 shares of Common Stock held by the 401(k) Plan for the account of executive officers, (b) 1,345,082 shares of Common Stock that directors and executive officers of the Company have the right to acquire within 60 days through the exercise of options granted under the 90 Plan, 95 Plan and 98 Plan and pursuant to Mr. Anderson's Employment Agreement with the Company, (c) 6,200,000 shares of Common Stock which GMSP may acquire upon conversion of 31,620 shares of the Series A Preferred Stock, (d) 3,100,000 shares of Common Stock issuable upon exercise of presently exercisable warrants to purchase Common Stock held by GMSP, and (e) 1,064,000 shares of Common Stock that GMSP has advised the Company are beneficially owned by GMSP, of which Mr. Goff is a managing principal and Mr. Chappel is a principal.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         GLENN W. ANDERSON EMPLOYMENT AGREEMENT. On April 17, 1998 Mr. Anderson assumed the position of President and Chief Executive Officer of the Company under an employment agreement (the "Anderson Employment Agreement") negotiated between Mr. Anderson and the outside directors prior to his agreeing to join the Company. The Anderson Employment Agreement provided that Mr. Anderson was to receive an annual base salary of $340,000 (of which $238,436 was paid in 1998), a guaranteed first year bonus of $260,000 (of which $195,000 was accrued in 1998 and paid in 1999 and $65,000 was paid in 1999), payment of relocation expenses and various other benefits aggregating $155,397 in 1998, and a non-qualified stock option to purchase 579,710 shares of Common Stock at an exercise price initially fixed at $8.625 per share. See "ITEM 11. EXECUTIVE COMPENSATION - Summary Compensation Table." The Anderson Employment Agreement provided that, if on any trading day within five business days after the public announcement of the Company's results of operations for the quarter ended June 30, 1998, the last reported sales price for the Common Stock on the New York Stock Exchange was below the initial price, Mr.

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

         GMSP was formed in February 1998, to serve as the primary investment vehicle for its principals, as well as Richard E. Rainwater and his family who are limited partners. GMSP is principally a long-term investor in companies that it deems to have superior management and attractive growth prospects. The partnership's Managing Principals are John C. Goff, a partner of Mr. Rainwater's for over 12 years, and Darla D. Moore, who is Mr. Rainwater's wife and a former Managing Director of the Chase Manhattan Bank. J. Randall Chappel is a principal of GMSP and has been associated with Mr. Rainwater and his affiliated companies for 12 years. Mr. Goff owns approximately 82.3% of the limited partnership interests of GMSP Operating Partners, L.P., the managing general partner of GMSP. GMSP Operating Partners, L.P. owns approximately 7.8% of the partnership interests of GMSP. Mr. Goff also owns all of the membership interests of GMSP, L.L.C., the general partner of GMSP Operating Partners, L.P. GMSP, L.L.C. owns 1% of the partnership interests and is the general partner of GMSP Operating Partners, L.P.

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

         Pursuant to the Purchase Agreement, the Company and each of its insurance company subsidiaries entered into Investment Management Agreements with GMSP which provide GMSP will manage the investments of the holding and insurance company funds of the type listed under the categories "Investments" on the Company's reports filed with the SEC. Under the Investment Management Agreements, GMSP is to receive investment management fees equal on an annual basis to (i) 30 basis points multiplied by the fair market value with respect to any portion of the portfolio invested in short term debt or investment grade debt obligations at the end of a given calendar month or during a majority of the days in the given calendar month and (ii) 100 basis points multiplied by the fair market value with respect to any portion of the portfolio invested in equity securities or other alternative investments in securities which are not investment grade debt obligations. No fees are payable with respect to the portions of the portfolio held in cash. Accrued fees are paid monthly, based on the fair value of the investments at the end of each calendar month and subject to a minimum monthly fee of $75,000 in the aggregate under all the Investment Management Agreements.

         Pursuant to these Investment Management Agreements and with the specific approval of the Investment Committee (which is comprised of four directors who are not affiliated with GMSP), the Company has invested in entities in which GMSP or its principals are affiliates or co-investors, and the Company may continue this practice in the future. In November 1999, GNA agreed to invest $2,000,000 in GNA Investments I, L.P., a Texas limited partnership, in which GMSP has 1% general partner interest and GNA has 99% limited partner interest, to serve as a conduit for co-investing with GMSP in private transactions with early stage technology companies whose securities are speculative and involve a high degree of risk, and in April 2000, GNA agreed to increase its investment in this partnership to $5,000,000. In February and March 2000, the Company purchased in open market transactions common stock of Crescent Real Estate Equities, Inc. ("CEI") at an aggregate cost of $2,522,820 and 7.50% senior unsecured notes due September 15, 2007 of CEI's affiliate, Crescent Real Estate Equities Limited Partnership, at an aggregate cost of $2,443,488. Mr. Goff is President, Chief Executive Officer and a director of CEI. In April 2000, the Company invested $1,006,494 in senior notes of Pioneer Natural Resources Company, of which Mr. Rainwater, a limited partner of GMSP, is a director and the beneficial owner of approximately 5.6% of the common stock.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORMS 8-K

(a)(3) The following additional exhibit, which is filed herewith, is added to those previously filed with the Registrant's Form 10-K for 1999:

               EXHIBIT NO.          DOCUMENT

                 10.15 Amended and Restated Agreement of Limited Partnership of GNA Investments I, L.P. dated as of April 14, 2000 between the Registrant and Goff Moore Strategic Partners, L.P. ("GMSP")

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAINSCO, INC.
(Registrant)



/s/ Glenn W. Anderson
---------------------------------
By: Glenn W. Anderson, President

Date:     April 28, 2000
     ----------------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


          Name                                   Title                               Date
          ----                                   -----                               ----
Joel C. Puckett*                          Chairman of the Board                  April 28, 2000
---------------------------
Joel C. Puckett


/s/ Glenn W. Anderson               President, Chief Executive Officer           April 28, 2000
---------------------------                    and Director
Glenn W. Anderson


/s/ Daniel J. Coots                    Senior Vice President, Chief              April 28, 2000
---------------------------           Financial Officer and Director
Daniel J. Coots


Sam Rosen*                                Secretary and Director                 April 28, 2000
---------------------------
Sam Rosen


J. Randall Chappel*                              Director                        April 28, 2000
---------------------------
J. Randall Chappel

John C. Goff*                                    Director                        April 28, 2000
---------------------------
John C. Goff


Robert J. McGee, Jr.*                            Director                        April 28, 2000
---------------------------
Robert J. McGee, Jr.


Harden H. Wiedemann*                             Director                        April 28, 2000
---------------------------
Harden H. Wiedemann


John H. Williams*                                Director                        April 28, 2000
---------------------------
John H. Williams



*By:     /s/ Glenn W. Anderson
         ------------------------
         Glenn W. Anderson,
         Attorney-in-fact
         Under Power of Attorney

                                 EXHIBIT INDEX

Exhibit No.       Description
-----------       -----------
10.15             Amended and Restated Agreement of Limited Partnership of GNA
                  Investments I, L.P. dated as of April 14, 2000 between the
                  Registrant and Goff Moore Strategic Partners, L.P. ("GMSP")