Form 10-Q
period 2000-03-31
GAINSCO INC
filed 2000-05-12
CIK 786344

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                Quarterly Report under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For Quarter Ended March 31, 2000                   Commission File Number 1-9828

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

As of March 31, 2000, there were 20,919,833 shares of the registrant's Common Stock, ($.10 par value) outstanding.

                         GAINSCO, INC. AND SUBSIDIARIES

                                      INDEX


                                                                                               Page
                                                                                               ----

PART I.  FINANCIAL INFORMATION

     ITEM 1.      CONSOLIDATED FINANCIAL STATEMENTS:

                  Independent Auditors' Review Report                                            3

                  Consolidated Balance Sheets as of March 31, 2000
                  (unaudited) and December 31, 1999                                              4

                  Consolidated Statements of Operations for the Three Months
                  Ended March 31, 2000 and 1999 (unaudited)                                      6

                  Consolidated Statements of Cash Flows for the Three Months
                  Ended March 31, 2000 and 1999 (unaudited)                                      7

                  Notes to Consolidated Financial Statements
                  March 31, 2000 and 1999 (unaudited)                                            9

     ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                                           15

PART II.  OTHER INFORMATION

     ITEM 1.      LEGAL PROCEEDINGS                                                             19

     ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                           19

     ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.                                             19

SIGNATURE                                                                                       20

                       INDEPENDENT AUDITORS' REVIEW REPORT


The Board of Directors and Shareholders of GAINSCO, INC. and subsidiaries

We have reviewed the accompanying consolidated balance sheet of GAINSCO, INC. and subsidiaries as of March 31, 2000 and the related consolidated statements of operations for the three month periods ended March 31, 2000 and 1999, and consolidated statements of cash flows for the three month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of GAINSCO, INC. and subsidiaries as of December 31 1999, and the related consolidated statements of operations, statements of shareholders' equity and comprehensive income, and statements of cash flows for the year then ended (not presented herein); and in our report dated February 25, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the financial information set forth in the accompanying consolidated balance sheet as of December 31, 1999, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


KPMG LLP
Dallas, Texas
May 11, 2000

                          PART I. FINANCIAL INFORMATION

                         GAINSCO, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                     March 31
                                                                       2000          December 31
                             Assets                                 (unaudited)          1999
                                                                   ------------      -----------

Investments

  Fixed maturities:

    Bonds available for sale, at fair value (amortized cost:
       $202,262,298 - 2000, $200,415,218 - 1999)                   $200,406,322      197,077,075

    Certificates of deposit, at cost (which approximates
       fair value)                                                    1,130,000          455,000

  Common stock, at fair value
        (cost: $5,544,917 - 2000)                                     5,668,820               --

  Equity investments, at cost (which approximates fair
       value)                                                         1,721,226          916,278

  Marketable securities, at fair value
        (cost: $395,722 - 2000, $372,179 - 1999)                        261,130          254,051

  Short-term investments, at cost (which approximates
     fair value)                                                     31,003,769       46,477,728
                                                                   ------------     ------------
                    Total investments                               240,191,267      245,180,132

  Cash                                                                5,029,506        1,205,364

  Accrued investment income                                           3,634,467        3,797,286

  Premiums receivable (net of allowance for
       doubtful accounts: $42,000 - 2000, $42,000 - 1999)            34,092,610       25,431,714

  Reinsurance balances receivable                                     5,204,727        3,254,930

  Ceded unpaid claims and claim adjustment expenses                  37,691,247       37,299,327

  Ceded unearned premiums                                            24,081,376       23,148,581

  Deferred policy acquisition costs                                  15,579,306       14,927,673

  Property and equipment (net of accumulated depreciation
       and amortization: $8,833,795 - 2000, $8,605,454 - 1999)        7,154,916        6,855,250

  Current Federal income taxes (note 1)                                 140,096          144,628

  Deferred Federal income taxes (note 1)                              8,312,403        8,401,714

  Management contract                                                 1,625,071        1,637,571

  Other assets                                                        6,829,281        6,012,424

  Goodwill (note 1)                                                  21,879,148       18,351,117
                                                                   ------------     ------------

            Total assets                                           $411,445,421      395,647,711
                                                                   ============     ============

See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets


                                                                  March 31
Liabilities and Shareholders' Equity                                2000             December 31
                                                                 (unaudited)            1999
                                                                -------------        -----------

Liabilities:

  Unpaid claims and claim adjustment expenses                   $ 134,120,520        132,813,583

  Unearned premiums                                                87,992,348         82,219,785

  Commissions payable                                               1,684,597          1,629,787

  Accounts payable                                                 11,464,703          9,198,827

  Reinsurance balances payable                                     11,993,937          7,899,550

  Deferred revenue                                                  1,516,214          1,227,863

  Drafts payable                                                    6,332,200          4,206,314

  Note payable (note 3)                                            17,500,000         18,000,000

  Dividends payable (note 4)                                          474,598            474,598

  Other liabilities                                                   243,552            278,829
                                                                -------------      -------------
         Total liabilities                                        273,322,669        257,949,136
                                                                -------------      -------------

Shareholders' Equity (note 4):

  Preferred stock ($100 par value, 10,000,000 shares
      authorized, 31,620 issued at March 31, 2000 and
      December 31, 1999                                             3,162,000          3,162,000

  Common stock ($.10 par value, 250,000,000 shares
      authorized, 21,763,927 issued at March 31, 1999
      and December 31, 1999)                                        2,176,393          2,176,393

  Common stock warrants                                             2,040,000          2,040,000

  Additional paid-in capital                                      112,761,068        112,674,842

  Accumulated other comprehensive loss (note 1)                    (1,213,332)        (2,246,575)

  Retained earnings                                                26,891,148         27,586,440

  Treasury stock, at cost (844,094 shares at March 31, 2000
     and December 31, 1999)                                        (7,694,525)        (7,694,525)
                                                                -------------      -------------
           Total shareholders' equity                             138,122,752        137,698,575
                                                                -------------      -------------
           Total liabilities and shareholders' equity           $ 411,445,421        395,647,711
                                                                =============      =============

See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations
                                   (Unaudited)


                                                        Quarter ended March 31
                                                    ------------------------------
                                                        2000              1999
                                                    ------------      ------------


Revenues:

  Net premiums earned (note 2)                      $ 36,703,747        22,769,576
  Net investment income                                2,941,081         2,193,450
  Net realized gains (losses) (note 1)                (1,087,455)          617,547
  Insurance services                                     499,814           746,207
                                                    ------------      ------------
    Total revenues                                    39,057,187        26,326,780
                                                    ------------      ------------

Expenses:

  Claims and claim adjustment expenses
     (note 2)                                         27,288,453        14,699,937
  Commissions                                          8,731,559         5,602,478
  Change in deferred policy acquisitions and
     deferred ceding commission income                  (638,880)         (826,963)
  Interest expense (note 3)                              346,409           320,911
  Amortization of goodwill                               232,712           172,301
  Underwriting and operating expenses                  3,764,152         3,925,763
                                                    ------------      ------------
    Total expenses                                    39,724,405        23,894,427
                                                    ------------      ------------

      Income (loss) before Federal income taxes         (667,218)        2,432,353

Federal income taxes:

  Current expense (benefit)                             (115,332)          328,210
  Deferred benefit                                      (417,418)          (32,847)
                                                    ------------      ------------
    Total taxes                                         (532,750)          295,363
                                                    ------------      ------------
      Net income (loss)                             $   (134,468)        2,136,990
                                                    ============      ============
      Earnings (loss) per share (note 1):

         Basic                                      $       (.02)              .10
                                                    ============      ============
         Diluted                                    $       (.02)              .10
                                                    ============      ============

See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                   Quarter ended March 31
                                                                 ----------------------------
                                                                     2000             1999
                                                                 -----------        ---------

Cash flows from operating activities:

  Net income (loss)                                              $  (134,468)       2,136,990

  Adjustments to reconcile net income (loss) to cash provided by operating activities:

    Depreciation and amortization                                    971,033        1,115,402

    Change in deferred Federal income taxes                         (445,282)         (32,847)

    Change in accrued investment income                              212,344          792,308

    Change in premiums receivable                                 (8,062,790)      (4,312,109)

    Change in reinsurance balances receivable                     (1,075,314)      (1,108,238)

    Change in ceded unpaid claims and claim adjustment
        expenses                                                      33,606          434,864

    Change in ceded unearned premiums                               (932,795)      (4,344,307)

    Change in deferred policy acquisition costs and deferred
        ceding commission income                                    (638,880)        (826,963)

    Change in other assets                                          (566,651)         184,416

    Change in unpaid claims and claim adjustment
        expenses                                                    (202,530)      (3,592,542)

    Change in unearned premiums                                    5,628,050        8,249,494

    Change in commissions payable                                    (38,102)        (352,397)

    Change in accounts payable                                     1,723,504       (2,658,564)

    Change in reinsurance balances payable                         4,094,387        5,033,079

    Change in deferred revenue                                       288,351            7,645

    Change in drafts payable                                       2,125,886        1,893,024

    Change in other liabilities                                      (35,277)        (214,246)

    Change in current Federal income taxes                          (417,011)         328,049
                                                                 -----------      -----------
      Net cash provided by operating activities                  $ 2,528,061        2,733,058
                                                                 -----------      -----------

See accompanying notes to consolidated financial statements.         (continued)

                         GAINSCO, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                            Quarter ended March 31
                                                        ------------------------------
                                                            2000              1999
                                                        ------------      ------------

Cash flows from investing activities:

     Bonds held to maturity:
       Matured                                          $         --        10,870,000

     Bonds available for sale:
       Sold                                               41,439,341        11,064,735
       Matured                                             6,095,000         1,711,042
       Purchased                                         (47,396,595)      (15,627,553)

     Certificates of deposit purchased                       (90,000)               --

     Common stock purchased                               (5,544,917)               --

     Equity investments purchased                           (804,948)               --

     Marketable securities purchased                            (430)           (1,784)

     Net change in short-term investments                 15,620,692        (9,013,647)

     Property and equipment purchased                       (216,305)         (106,809)

     Net assets acquired through purchase of
         subsidiary (net of cash acquired of
         $662,422)                                        (6,831,159)               --
                                                        ------------      ------------
          Net cash provided by investing activities        2,270,679         1,104,016
                                                        ------------      ------------

Cash flows from financing activities:

     Payments on note payable                               (500,000)               --

     Cash dividends paid                                    (474,598)         (365,690)
                                                        ------------      ------------
          Net cash used for financing activities            (974,598)         (365,690)
                                                        ------------      ------------

Net increase in cash                                       3,824,142         1,263,352


Cash at beginning of period                                1,205,364         3,982,059
                                                        ------------      ------------
Cash at end of period                                   $  5,029,506         5,245,411
                                                        ============      ============

See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(1)  Summary of Accounting Policies

     (a)  Basis of Consolidation

          In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of GAINSCO, INC. and subsidiaries (the "Company") as of March 31, 2000, the results of operations and the statements of cash flows for the three months ended March 31, 2000 and 1999, on the basis of generally accepted accounting principles. The December 31, 1999 balance sheet included herein is derived from the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

          Reference is made to the Company's annual consolidated financial statements for the year ended December 31, 1999 for a description of all other accounting policies.

     (b)  Investments

          Bonds available for sale, common stock and marketable securities are stated at fair value with changes in fair value recorded as a component of comprehensive income. Equity investments and short-term investments are stated at cost.

          The equity investments are predominately private equity investments that are not traded in public markets and cost is considered to approximate fair value. In the fourth quarter of 1999 all bonds classified as held to maturity were transferred to the available for sale classification and adjusted to fair value. The amortized cost at the date of transfer for these bonds was $41,069,988 and the fair value was $41,036,014 resulting in an unrealized loss before Federal income taxes of $33,974. The Company made this change since it no longer invests in bonds with the intent of holding them to maturity. The "specific identification" method is used to determine costs of investments sold. Provisions for possible losses are recorded only when the values have experienced impairment considered "other than temporary" by a charge to realized losses resulting in a new cost basis of the investment. The bonds available for sale had an unrealized loss of $1,206,384 at March 31, 2000, net of the deferred tax benefit of $649,592, and an unrealized loss at December 31, 1999 of $2,169,793 net of the deferred tax benefit of $1,168,350. The marketable securities had an unrealized loss of $87,485 at March 31, 2000, net of the deferred tax benefit of $47,107, and an unrealized loss at December 31, 1999 of $76,782 net of the deferred tax benefit of $41,346. Common stock investments had an unrealized gain of $80,537 at March 31, 2000, net of the deferred tax expense of $43,366.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


          Proceeds from the sale of bond securities totaled $41,439,341 and $11,064,735 for the three months ended March 31, 2000 and 1999, respectively. Realized gains were $14,098 and $617,547 for the three months ended March 31, 2000 and 1999, respectively. Realized losses were $1,101,553 and $0 for the three months ended March 31, 2000 and 1999, respectively.

     (c)  Federal Income Taxes

          The Company and its subsidiaries file a consolidated Federal income tax return. Deferred income tax items are accounted for under the asset and liability method which provides for temporary differences between the reporting of earnings for financial statement purposes and for tax purposes, primarily deferred policy acquisition costs, the discount on unpaid claims and claim adjustment expenses and the nondeductible portion of the change in unearned premiums. The Company paid income taxes of $30,000 and $0 during the three months ended March 31, 2000 and March 31, 1999, respectively.

     (d)  Earnings Per Share

          The following table sets forth the computation of basic and diluted earnings per share:

                                                           Quarters ended March 31
                                                        ------------------------------
                                                            2000                1999
                                                        ------------         ---------

Basic earnings (loss) per share:

Numerator:
 Net income (loss)                                      $   (134,468)        2,136,990
 Less: Preferred stock dividends
       Accretion of discount on preferred stock              108,500                --
 Net income (loss) available to common shareholders           86,226                --
                                                        ------------         ---------
                                                        $   (329,194)        2,136,990

Denominator:
 Weighted average shares outstanding                      20,919,833        20,896,563
                                                        ------------         ---------
  Basic earnings (loss) per share                       $       (.02)              .10
                                                        ============         =========

Diluted earnings (loss) per share:

Numerator:
  Net income (loss)                                     $   (134,468)        2,136,990
                                                        ------------         ---------

Denominator:
 Weighted average shares outstanding                      20,919,833        20,896,563
                                                        ------------         ---------

Effect of dilutive securities:
 Employee stock options                                      164,274           165,153
 Convertible preferred stock                               6,200,000                --
                                                        ------------         ---------
 Weighted average shares and assumed conversions          27,284,107        21,061,716
                                                        ------------         ---------
  Diluted earnings (loss) per share                     $          *               .10
                                                        ============         =========

* The effects of common stock equivalents and convertible preferred stock are antidilutive for the three months ended 2000 due to the net loss for the period; therefore diluted earnings per share is not presented.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


     (e)  Accumulated Other Comprehensive Income

          The other comprehensive loss amounts included in accumulated comprehensive income (loss) consisted of net unrealized losses on fixed maturities, common stock and marketable securities of $(1,213,332) and $(2,246,575) at March 31, 2000 and December 31, 1999,
          respectively. Total comprehensive income consisting of net income
          (loss) and the changes in unrealized losses on fixed maturities, common stock and marketable securities was $898,775 and $1,464,245 for the three months ended March 31, 2000 and March 31, 1999, respectively.

     (f)  Goodwill

          Goodwill,which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over 25 years which is the expected period to be benefited. The Company will periodically review the recoverability of goodwill based on an assessment of undiscounted cash flows of future operations to ensure it is appropriately valued.

          On January 7, 2000 the Company completed the acquisition of Tri-State Ltd. (Tri-State), an insurance operation specializing primarily in underwriting, servicing and claims handling of nonstandard personal auto insurance in Minnesota, North Dakota and South Dakota. The purchase price was for approximately $6,000,000 with additional payments of up to approximately $5,500,000 in cash over the next several years based on conversion of business, specific profitability targets and Tri-State's December 31, 1999 book value.

(2)  Reinsurance

     The amounts deducted in the Consolidated Statements of Operations for reinsurance ceded for the three months ended March 31, 2000 and 1999, respectively, are set forth in the following table.

     Premiums and claims ceded to the commercial automobile plans of Arkansas, California, Louisiana, Mississippi and Pennsylvania are designated as "plan servicing".

                                                  Three months
                                                  ended March 31
                                            -------------------------
                                               2000           1999
                                            ----------     ----------

Premiums earned                             $1,075,436         65,767
Premiums earned - Florida business          $4,781,750        488,625
Premiums earned - plan servicing            $       --        580,490
Premiums earned - fronting arrangements     $6,579,637     10,971,070

Claims and claim adjustment expenses        $1,364,265      1,245,732
Claims and claim adjustment expenses -
  Florida business                          $3,684,499        619,032
Claims and claim adjustment expenses -
  plan servicing                            $1,135,768      1,985,041
Claims and claim adjustment expenses -
  fronting arrangements                     $6,255,239      8,157,317

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

     The amounts included in the Consolidated Balance Sheets for reinsurance ceded under fronting arrangements and reinsurance ceded to the commercial automobile plans of Arkansas, California, Louisiana, Mississippi and Pennsylvania as of March 31, 2000 and December 31, 1999 were as follows:

                                2000            1999
                            -----------      ----------

Unearned premiums -
  Florida business          $ 9,694,296       7,817,052

Unearned premiums -
  plan servicing            $        --              --

Unearned premiums -
  fronting arrangements     $12,280,734      14,263,364


Unpaid claims and claim
  adjustment expenses -
  Florida business          $ 3,684,027       2,651,273

Unpaid claims and claim
  adjustment expenses -
  plan servicing            $ 8,068,271       8,094,763

Unpaid claims and claim
  adjustment expenses -
  fronting arrangements     $12,880,545      13,575,089

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

(3)  Note Payable

     In December of 1998, the Company entered into a note payable for $18,000,000 with a commercial bank. Interest is due monthly at an interest rate that approximates the 30-day London Interbank Offered Rate (LIBOR) plus 175 basis points (7.88% and 7.34375% at March 31, 2000 and December 31, 1999, respectively). Beginning in January 2000, principal payments of $500,000 are paid each quarter with the balance of $10,500,000 due at maturity of the note on October 1, 2003. The Company recorded interest expense of $346,409 and $320,911 for the three months ended March 31,

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


     2000 and 1999, respectively. The Company paid interest of $346,409 and $418,142 for the three months ended March 31, 2000 and 1999, respectively. The Company made principal payments of $500,000 in January and April 2000.

(4)  Shareholders' Equity

     As of March 31, 2000 there were 271,507 options outstanding to purchase common stock (options), at an average exercise price of $2.66 per share, that had been granted to officers and directors of the Company under the 1990 Stock Option Plan, 629,930 options at an average exercise price of $8.57 per share, that had been granted to officers and directors of the Company under the 1995 Stock Option Plan, 308,325 options at an average exercise price of $5.50 per share that had been granted to officers, directors and employees of the Company under the 1998 Long-Term Incentive Plan and 759,710 options at an average exercise price of $5.74 per share that had been granted to Glenn W. Anderson under an employment agreement.

     The Company's policy is to pay a quarterly cash dividend of $.0175 per share every quarter until further action is taken by the Board of Directors. Dividends on preferred shares are paid as if those shares had been converted to common shares. A cash dividend of $474,598 was paid on April 14, 2000.

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

     The following tables present a summary of segment profit (loss) for the quarters ending March 31, 2000 and 1999:

                                       Quarter ending March 31, 2000
                             ---------------------------------------------------
                             Commercial      Personal
                                Lines          Lines         Other        Total
                             ----------      --------        -----        ------
                                             (Amounts in thousands)

Gross premiums written        $ 27,908        15,846            --        43,754
                              ========       =======        ======       =======

Premiums earned                 25,956        10,748            --        36,704
Net investment income            1,990           604           347         2,941
Insurance services                  --           309           191           500
Expenses                       (27,531)      (11,198)         (417)      (39,146)
                              --------       -------        ------       -------

  Operating income (loss)          415           463           121           999

Net realized losses                 --            --        (1,087)       (1,087)
Interest expense                    --          (346)           --          (346)
Amortization expense                --          (233)           --          (233)
                              --------       -------        ------       -------

  Income (loss) before
    Federal income taxes      $    415          (116)         (966)         (667)
                              ========       =======        ======       =======

                                       Quarter ending March 31, 1999
                             ---------------------------------------------------
                             Commercial      Personal
                                Lines          Lines         Other        Total
                             ----------      --------        -----        ------
                                          (Amounts in thousands)

Gross premiums written        $ 19,675         7,444            --        27,119
                              ========       =======        ======       =======

Premiums earned                 21,456         1,314            --        22,770
Net investment income               --            --         2,193         2,193
Insurance services                  --            --           746           746
Expenses                       (20,969)       (1,445)         (988)      (23,402)
                              --------       -------        ------       -------

  Operating income (loss)          487          (131)        1,951         2,307

Net realized gains                  --            --           618           618
Interest expense                    --          (321)           --          (321)
Amortization expense                --          (172)           --          (172)
                              --------       -------        ------       -------

  Income (loss) before
    Federal income taxes      $    487          (624)        2,569         2,432
                              ========       =======        ======       =======

                         GAINSCO, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Business Operation

On January 7, 2000 the Company completed the acquisition of Tri-State, Ltd. (Tri-State), an insurance operation specializing primarily in underwriting, servicing and claims handling of nonstandard personal auto insurance in Minnesota, North Dakota and South Dakota. The purchase price was for approximately $6,000,000 with additional payments of up to approximately $5,500,000 in cash over the next several years based on conversion of business, specific profitability targets and Tri-State's December 31, 1999 book value.

Results of Operations

Gross premiums written for the first quarter of 2000 were $43,753,693 versus $27,118,929 for the comparable period of 1999 representing an increase of 61% of which 31 percentage points (points) were attributable to personal lines and 30 points were attributable to commercial lines. The following table compares the major product lines between the periods for gross premiums written.

                                    Three months
                                   ended March 31
                     --------------------------------------------
                            2000                     1999
                     -------------------      -------------------
                                (Amounts in thousands)

Commercial lines     $27,908          64%     $19,675          73%

Personal lines        15,846          36%       7,444          27%
                     -------     -------      -------     -------

     Total           $43,754         100%     $27,119         100%
                     =======     =======      =======     =======

COMMERCIAL LINES are up 42% for the first quarter of 2000 versus the comparable 1999 period. Commercial auto contributed 22 points of the increase in commercial lines with Alabama, Florida, Georgia and Texas accounting for the majority. The general liability line contributed 18 points to the commercial lines growth with California, Florida and Texas representing the majority of the growth. PERSONAL LINES are up 113% for the first quarter of 2000 versus the comparable 1999 period. This is primarily attributable to growth in nonstandard personal auto writings in Florida. For the first quarter of 2000, gross premium written percentages by significant product line are as follows: commercial auto (35%), personal auto (35%), general liability (17%) and garage (8%), with no other product line comprising 5% or more. Premiums earned increased 61% as a result of the increase in premiums written for the period.

Net investment income increased 34% in the first quarter of 2000 over the comparable 1999 period. In the fourth quarter of 1999 Goff Moore Strategic Partners, L.P. (GMSP) invested approximately $30 million in the Company and took over management of the Company's investments. During the first quarter of 2000 approximately $41.4 million in bond securities were sold for a loss of $1,087,455 and the proceeds were reinvested in bond securities with an average taxable equivalent yield increase of more than 150 basis points over the bond securities that were sold. The increase in investments and the increase in yield on the proceeds reinvested from the sales of bonds account for the increase in investment income. The Company anticipates redeploying up to an additional $60 million of its bond securities during the remainder of 2000 in an attempt to increase the taxable equivalent yield. This strategy is expected to result in additional net realized losses in 2000. The impact on book value is anticipated to be significantly less than the impact on earnings because the Company classifies its bond securities as available for sale so they have been recorded on the balance sheet at fair value. The scope and results of the investment redeployment will depend upon interest rates and timing of specific transactions.

Insurance service revenues decreased in the first quarter of 2000 from the comparable 1999 period primarily as a result of a decrease in claim adjusting revenues.

Claims and claim adjustment expenses (C & CAE) increased $12,588,516 in the first quarter of 2000 from the comparable 1999 period. The C & CAE ratio was 74.4% in 2000 and 64.6% in 1999. The ratio in 2000 was adversely impacted by the late March tornado and storm systems in northern Texas, as well as the broader impact of winter-related claims in the property and auto physical damage lines.

The ratio of commissions to gross premiums written is 20% in the first quarter of 2000 and 21% in the comparable 1999 period. The ratio of commissions to premiums earned was 24% for the first quarter of 2000 versus 25% for the comparable 1999 period.

The change in deferred policy acquisition costs and deferred ceding commission income ("DAC") resulted in a net increase to income of $638,880 in the first quarter of 2000 and a net increase to income of $826,963 for the comparable 1999 period. The change in the amount of the increase or decrease in DAC between the comparable periods is primarily related to the rate at which unearned premiums are growing or declining as a result of premium writings. Since DAC (asset) is a function of unearned premiums (liability), and increase in the growth rate of net unearned premiums would correspondingly result in an increase in the growth rate of DAC and vice versa.

Interest expense from the note payable increased due to the general increase in interest rates from the 1999 period. Amortization expense increased in the first quarter of 2000 versus the comparable 1999 period as a result of additional goodwill recorded and the related additional amortization on the Lalande earnout accrued in the fourth quarter of 1999 and the Tri-State acquisition completed in January, 2000.

Underwriting and operating expenses were down 4% in the first quarter of 2000 versus the comparable 1999 period primarily as a result of variable expenses related to the earnings level of the Company.

The Company generated a tax benefit for the first quarter of 2000 as a result of the loss recorded during this period.

Liquidity and Capital Resources

The primary sources of the Company's liquidity are funds generated from insurance premiums, net investment income and maturing investments. The short-term investments and cash are intended to provide adequate funds to pay claims without selling the fixed maturity investments. The Company has short-term investments and cash that the Company believes is adequate liquidity for the payment of claims and other short-term commitments. This amount is large because the funds received from GMSP in October 1999 have not been fully invested in bonds, stocks and alternative investments.

With regard to long term liquidity, the average maturity of the investment portfolio is approximately 4.1 years. The fair value of the fixed maturity portfolio at March 31, 2000 was $1,855,976 below amortized cost.

The decrease in investments and cash is primarily attributable to the purchase of Tri-State, mentioned previously. Premiums receivable increased primarily as a result of the growth in premiums written. Reinsurance balances receivable increased primarily due to an increase in paid loss recoverables from the commercial auto plans and from excess casualty reinsurers. Ceded unearned premiums increased primarily as a result of the increase in nonstandard personal auto writings. Goodwill increased primarily because of the Tri-State acquisition.

Unpaid claims and claim adjustment expenses increased primarily due to claim reserve increases in the commercial auto and personal auto lines as a result of current year growth in these lines. Unearned premiums increased primarily because of the increase in premiums written mentioned previously. Accounts payable increased primarily because of the accrual for the book value adjustment on the Tri-State acquisition. Reinsurance balances payable increased primarily because of the increased activity in personal lines. Drafts payable increased primarily because of an increase in paid claims.

An accumulated other comprehensive loss of $1,213,332 was recorded at March 31, 2000 as a result of the net unrealized loss on the bonds available for sale. This was primarily attributable to the general increase in interest rates.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in equity prices, interest rates, foreign exchange rates and commodity prices. The Company's consolidated balance sheets include assets whose estimated fair values are subject to market risk. The primary market risk to the Company is interest rate risk associated with investments in fixed maturities. The Company has no foreign exchange or commodity risk, and its exposure to equity risk is small.

Interest Rate Risk

The Company's fixed maturity investments are subject to interest rate risk. Increases and decreases in interest rates typically result in decreases and increases in the fair value of these investments.

Most of the Company's investable assets come from premiums paid by policyholders. These funds are invested predominately in investment grade bonds. The fixed maturity portfolio is exposed to interest rate fluctuations; as interest rates rise, fair values decline and as interest rates fall, fair values rise. The changes in the fair value of the fixed maturity portfolio are presented as a component of shareholders' equity in accumulated other comprehensive income, net of taxes.

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

Year 2000 Readiness

There has been concern that there would be worldwide computer problems in early 2000 due to their failure to properly recognize a year that beings with "20" instead of the familiar "19" and because the Year 2000 is a leap year. To address these and related concerns, the Company appointed a Year 2000 team involving personnel from all business units to assess the Year 2000 readiness of the Company and those with whom it does business, and then address any problems found. The Company contracted with a major consulting vendor to perform due diligence assessment and testing of its Year 2000 project. While assessing the Company's readiness, the vendor identified some programs that required additional remediation and re-testing. The Company believes that all identified non-conforming programs have been corrected and that it has not experienced any material Year 2000 related system failures or disruptions. The Company, however, plans to continue to monitor its systems and operations and to address any date-related problems that may arise.

The Company reviewed the insurance policies written by it and its underwriting guides to determine Year 2000 exposure. The Company made a decision to exclude Year 2000 exposures from all insurance policies written by it and began adding exclusions in November 1997. The Company believes Year 2000 liabilities are not fortuitous in nature and would not be covered under its insurance policies. The Company believes that its coverage exposure with respect to Year 2000 losses will not be material. However, changes in social and legal trends may establish coverage unintended for Year 2000 exposures by re-interpreting insurance contracts and exclusions. Litigation with respect to Year 2000 claims and the attendant costs are to be expected. It is impossible to predict what exposure insurance company may bear for Year 2000 losses.

The Company estimates that its costs in 1998 and 1999 of addressing the year 2000 problem aggregated approximately $920,000, including modifying or replacing software and other systems, hiring Year 2000 solution providers and internal assessment, remediation and testing. These costs were funded by internally generated funds. No material additional Year 2000 costs are anticipated.

Forward Looking Statements

Statements made in this report that are not strictly historical may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that important factors, representing certain risks and uncertainties, could cause actual results to differ materially from those contained in the forward-looking statements. These factors include, but are not limited to, (a) heightened competition from existing competitors and new competitor entrants into the Company's markets, (b) contraction of the markets for the Company's various lines of business, (c) development and performance of new specialty programs, (d) the ongoing level of claims and claims-related expenses, (e) adequacy of claim reserves, (f) the ability to complete value-adding acquisitions and fully integrate newly acquired companies and their customers and managers into the Company, as well as, the ability to implement growth strategies which can achieve incremental value, (g) the effectiveness of the deployment of the Company's bond portfolio and other investment strategies implemented by the Company's investment manager, and (h) general economic conditions including fluctuations in interest rates. A forward-looking statement is relevant as of the date the statement is made. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which the statements are made.

                           PART II. OTHER INFORMATION

                         GAINSCO, INC. AND SUBSIDIARIES


Item 1. Legal Proceedings.

GAINSCO, INC. ("GNA") was named a defendant in the proceedings styled William Steiner v. Joseph D. Macchia, Joel C. Puckett, Daniel J. Coots and GAINSCO, INC., filed on August 25, 1998 in the United States District Court for the Northern District of Texas, Fort Worth Division (the "Trial Court"). In that case, the plaintiff asserted claims on behalf of a putative class of persons who purchased GNA's common stock between August 6, 1997 and July 16, 1998, inclusive. The plaintiff asserted claims for damages under sections 10(b) and 20(a) of the Securities Exchange Act of 1934, alleging that GNA's financial results did not reflect GNA's true financial position and results of operations in accordance with generally accepted accounting principles in that they understated reserves for claims and claim adjustment expenses. On March 31, 2000 the Trial Court dismissed plaintiff's amended class action complaint for failure to state a claim upon which relief can be granted and dismissed as moot the plaintiff's request for class certification. To date the plaintiff has not appealed the Trial Court's decision.

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


Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          15.  Awareness Letter of KPMG LLP

          27.  Financial Data Schedule for the period ended March 31, 2000.

     (b)  Reports on Form 8-K

          No Form 8-K Report was filed by Registrant during its quarter ended March 31, 2000.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the Registrant as well as in his capacity as Chief Financial Officer.

                                       GAINSCO, INC.


Date: May 12, 2000
                                       By /s/ Daniel J. Coots
                                          --------------------------------------
                                          Daniel J. Coots
                                          Senior Vice President, Treasurer and
                                            Chief Financial Officer

                               INDEX TO EXHIBITS


Exhibit
Number           Description
------           -----------

  15.            Awareness Letter of KPMG LLP

  27.            Financial Data Schedule for the period ended March 31, 2000.