Form 10-Q
period 2000-06-30
GAINSCO INC
filed 2000-08-11
CIK 786344

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                Quarterly Report under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For Quarter Ended June 30, 2000                    Commission File Number 1-9828


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

                               Yes [X]  No [ ]

As of June 30, 2000, there were 20,980,913 shares of the registrant's Common Stock, ($.10 par value) outstanding.

                         GAINSCO, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                       Page
                                                                                       ----
PART I.  FINANCIAL INFORMATION

     ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS:

                 Independent Auditors' Review Report                                     3

                 Consolidated Balance Sheets as of June 30, 2000 (unaudited) and
                 December 31, 1999                                                       4

                 Consolidated Statements of Operations for the Three Months and
                 Six Months Ended June 30, 2000 and 1999 (unaudited)                     6

                 Consolidated Statements of Cash Flows for the Six Months Ended
                 June 30, 2000 and 1999 (unaudited)                                      7

                 Notes to Consolidated Financial Statements
                 June 30, 2000 and 1999 (unaudited)                                      9

     ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS                                              17

     ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK              19

PART II.  OTHER INFORMATION

     ITEM 1.     LEGAL PROCEEDINGS                                                      21

     ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                    21

     ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                       21

SIGNATURE                                                                               22

                       INDEPENDENT AUDITORS' REVIEW REPORT

The Board of Directors and Shareholders of GAINSCO, INC.:

We have reviewed the accompanying condensed consolidated balance sheet of GAINSCO, INC. and subsidiaries as of June 30, 2000 and the related condensed consolidated statements of operations for the three months and six months ended June 30, 2000 and 1999, and condensed consolidated statements of cash flows for the six months ended June 30, 2000 and 1999. These condensed financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of GAINSCO, INC. and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, statements of shareholders' equity and comprehensive income, and statements of cash flows for the year then ended (not presented herein); and in our report dated February 25, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the financial information set forth in the accompanying consolidated balance sheet as of December 31, 1999, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



KPMG LLP
Dallas, Texas
August 10, 2000

                          PART 1. FINANCIAL INFORMATION

                         GAINSCO, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                        June 30
                                                                          2000          December 31
                                  Assets                               (unaudited)          1999
                                                                       ------------     ------------
Investments
   Fixed maturities:

     Bonds available for sale, at fair value (amortized cost:
       $196,033,330 - 2000, $200,415,218 - 1999)                       $195,221,067      197,077,075

     Certificates of deposit, at cost (which approximates
       fair value)                                                        1,130,000          455,000

   Common stock, at fair value (cost: $5,544,917 - 2000)                  6,463,000               --

   Equity investments, at fair value (cost: $2,265,726 - 2000,
     $916,278 - 1999)                                                     2,523,286          916,278

   Marketable securities, at fair value (cost: $396,507 - 2000,
     $372,179 - 1999)                                                       290,610          254,051

   Short-term investments, at cost (which approximates
     fair value)                                                         40,596,108       46,477,728
                                                                       ------------     ------------

                  Total investments                                     246,224,071      245,180,132

Cash                                                                      1,032,252        1,205,364

Accrued investment income                                                 3,531,121        3,797,286

Premiums receivable (net of allowance for doubtful
  accounts: $242,000 - 2000, $42,000 - 1999)                             27,479,181       25,431,714

Reinsurance balances receivable                                           6,958,083        3,254,930

Ceded unpaid claims and claim adjustment expenses                        37,157,543       37,299,327

Ceded unearned premiums                                                  22,842,771       23,148,581

Deferred policy acquisition costs                                        14,932,900       14,927,673

Property and equipment (net of accumulated depreciation and
  amortization: $9,664,821 - 2000, $8,605,454 - 1999)                     7,029,551        6,855,250

Current Federal income taxes (note 1)                                       722,313          144,628

Deferred Federal income taxes (note 1)                                    8,058,941        8,401,714

Management contract                                                       1,612,571        1,637,571

Other assets                                                              7,046,892        6,012,424

Goodwill (note 1)                                                        23,264,584       18,351,117
                                                                       ------------     ------------
       Total assets                                                    $407,892,774      395,647,711
                                                                       ============     ============

See accompanying notes to consolidated financial statements

                         GAINSCO, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                                      June 30
                                                                                       2000            December 31
                   Liabilities and Shareholders' Equity                             (unaudited)           1999
                                                                                   -------------      -------------
Liabilities

   Unpaid claims and claim adjustment expenses                                     $ 135,750,278        132,813,583

   Unearned premiums                                                                  85,450,224         82,219,785

   Commissions payable                                                                 1,529,578          1,629,787

   Accounts payable                                                                   10,295,294          9,198,827

   Reinsurance balances payable                                                       10,339,999          7,899,550

   Deferred revenue                                                                    1,567,360          1,227,863

   Drafts payable                                                                      7,222,251          4,206,314

   Note payable (note 3)                                                              17,000,000         18,000,000

   Dividends payable (note 4)                                                            475,666            474,598

   Other liabilities                                                                     170,979            278,829
                                                                                   -------------      -------------
       Total liabilities                                                             269,801,629        257,949,136
                                                                                   -------------      -------------
Shareholders' Equity (note 4)

   Preferred stock ($100 par value, 10,000,000 shares authorized,
     31,620 issued at June 30, 2000 and December 31, 1999)                             3,162,000          3,162,000

   Common stock ($.10 par value, 250,000,000 shares authorized, 21,825,007 issued at June 30, 2000 and 21,763,927 issued at
     December 31, 1999)                                                                2,182,501          2,176,393

   Common stock warrants                                                               2,040,000          2,040,000

   Additional paid-in capital                                                        112,980,864        112,674,842

   Accumulated other comprehensive income (loss) (note 1)                                169,264         (2,246,575)

   Retained earnings                                                                  25,251,041         27,586,440

   Treasury stock, at cost (844,094 shares at June 30, 2000 and
     December 31, 1999)                                                               (7,694,525)        (7,694,525)
                                                                                   -------------      -------------

       Total shareholders' equity                                                    138,091,145        137,698,575
                                                                                   -------------      -------------
       Total liabilities and shareholders' equity                                  $ 407,892,774        395,647,711
                                                                                   =============      =============

See accompanying notes to consolidated financial statements

                         GAINSCO, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations
                                  (Unaudited)

                                                       Three months                        Six months
                                                       ended June 30                      ended June 30
                                              ------------------------------      ------------------------------
                                                  2000              1999              2000              1999
                                              ------------      ------------      ------------      ------------
Revenues:
  Premiums earned (note 2)                    $ 38,860,176        26,483,282        75,563,923        49,252,858
  Net investment income                          3,569,848         2,293,499         6,510,929         4,486,949
  Net realized gains (losses) (note 1)            (693,885)           41,352        (1,781,340)          658,899
  Insurance services                               542,641           412,403         1,042,455         1,158,610
                                              ------------      ------------      ------------      ------------
     Total revenues                             42,278,780        29,230,536        81,335,967        55,557,316
                                              ------------      ------------      ------------      ------------
Expenses:
  Claims and claims adjustment
     expenses (note 2)                          31,129,858        17,078,584        58,418,311        31,778,521
  Commissions                                    7,453,681         7,744,764        16,185,240        13,347,242
  Change in deferred policy
     acquisition costs                             646,407        (1,916,515)            7,527        (2,743,478)
  Interest expense (note 3)                        366,573           292,256           712,982           613,167
  Amortization expense                             236,348           172,196           469,060           344,497
  Underwriting and operating expenses            4,372,209         3,514,407         8,136,361         7,439,450
                                              ------------      ------------      ------------      ------------
     Total expenses                             44,205,076        26,885,692        83,929,481        50,779,399
                                              ------------      ------------      ------------      ------------
        Income (loss) before Federal
           income taxes                         (1,926,296)        2,344,844        (2,593,514)        4,777,917

Federal income taxes:
  Current expense (benefit)                       (336,439)          454,817          (451,771)          783,027
  Deferred expense (benefit)                      (486,191)           62,512          (903,609)           29,665
                                              ------------      ------------      ------------      ------------
     Total taxes                                  (822,630)          517,329        (1,355,380)          812,692
                                              ------------      ------------      ------------      ------------
        Net income (loss)                     $ (1,103,666)        1,827,515        (1,238,134)        3,965,225
                                              ============      ============      ============      ============
Earnings (loss) per share (note 1):

  Basic                                       $       (.06)              .09              (.08)              .19
                                              ============      ============      ============      ============
  Diluted                                     $       (.06)              .09              (.08)              .19
                                              ============      ============      ============      ============

See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                          Six months ended June 30
                                                                        ----------------------------
                                                                           2000              1999
                                                                        -----------        ---------
Cash flows from operating activities:

   Net income (loss)                                                    $(1,238,134)       3,965,225

   Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:

     Depreciation and amortization                                        1,805,446        2,046,848

     Change in deferred Federal income taxes                               (903,609)          29,665

     Change in accrued investment income                                    315,690          380,200

     Change in premiums receivable                                       (1,449,362)      (7,743,282)

     Change in reinsurance balances receivable                           (2,828,670)      (1,705,285)

     Change in ceded unpaid claims and claim adjustment expenses            567,310       (2,519,290)

     Change in ceded unearned premiums                                      305,810       (3,877,355)

     Change in deferred policy acquisition costs and deferred
        ceding commission income                                              7,527       (2,743,478)

     Change in other assets                                                (784,262)        (359,432)

     Change in unpaid claims and claim adjustment expenses                1,427,228       (4,029,223)

     Change in unearned premiums                                          3,085,926       16,543,011

     Change in commissions payable                                         (193,121)      (3,101,188)

     Change in accounts payable                                             554,095       (2,775,753)

     Change in reinsurance balances payable                               2,440,449        4,236,398

     Change in deferred revenue                                             339,497         (518,053)

     Change in drafts payable                                             3,015,937          187,895

     Change in other liabilities                                           (107,850)        (299,847)

     Change in current Federal income taxes                              (1,003,368)          82,867
                                                                        -----------      -----------
        Net cash provided by (used for) operating activities            $ 5,356,539       (2,200,077)
                                                                        -----------      -----------

See accompanying notes to consolidated financial statements.         (continued)

                         GAINSCO, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                    Six months ended June 30
                                                                 ------------------------------
                                                                     2000              1999
                                                                 ------------      ------------
Cash flows from investing activities:

   Bonds held to maturity:

     Matured                                                     $         --        14,620,000

   Bonds available for sale:

     Sold                                                          69,926,857        16,048,827
     Matured                                                       10,149,904         4,231,042
     Purchased                                                    (74,040,221)      (31,657,554)

   Certificates of deposit matured                                    200,000           200,000

   Certificates of deposit purchased                                 (290,000)         (200,000)

   Common stock purchased                                          (5,544,917)               --

   Equity investments purchased                                    (1,349,448)               --

   Marketable securities purchased                                     (1,215)          (20,424)

   Net change in short term investments                             6,036,220        (1,582,469)

   Property and equipment disposed (purchased)                       (346,334)          100,079

   Net assets acquired through purchase of subsidiary
      (net of cash acquired of $662,422)                           (8,460,810)               --
                                                                 ------------      ------------

     Net cash provided by (used for) investing activities          (3,719,964)        1,739,501
                                                                 ------------      ------------
Cash flows from financing activities:

   Payments on note payable                                        (1,000,000)               --

   Proceeds from exercise of common stock options                     139,508                --

   Cash dividends paid                                               (949,195)         (731,381)
                                                                 ------------      ------------
     Net cash used for financing activities                        (1,809,687)         (731,381)
                                                                 ------------      ------------
Net decrease in cash                                                 (173,112)       (1,191,957)

Cash at beginning of period                                         1,205,364         3,982,059
                                                                 ------------      ------------
Cash at end of period                                            $  1,032,252         2,790,102
                                                                 ============      ============

See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(1) Summary of Accounting Policies

     (a)  Basis of Consolidation

          In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of GAINSCO, INC. and subsidiaries (Company) as of June
          30, 2000, the results of operations for the three months and six months ended June 30, 2000 and 1999 and the statements of cash flows for the six months ended June 30, 2000 and 1999, on the basis of generally accepted accounting principles. The December 31, 1999 balance sheet included herein is derived from the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

     (b)  Investments

          Bonds available for sale, common stock, equity investments and marketable securities are stated at fair value with changes in fair value recorded as a component of comprehensive income. Short-term investments are stated at cost.

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

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

          The unrealized gains (losses) on investments at June 30, 2000 and December 31, 1999 are set forth in the following table:

                                    June 30, 2000     December 31, 1999
                                    -------------     -----------------
Bonds available for sale:

    Unrealized loss                   $ (812,263)        (3,338,143)
    Deferred tax benefit                (275,517)        (1,168,350)
                                      ----------         ----------
       Net unrealized loss            $ (536,746)        (2,169,793)
                                      ==========         ==========
Common stock investments:

    Unrealized gain                   $  918,083                 --
    Deferred tax expense                 312,148                 --
                                      ----------         ----------
       Net unrealized gain            $  605,935                 --
                                      ==========         ==========

Equity investments:

    Unrealized gain                   $  257,560                 --
    Deferred tax expense                  87,570                 --
                                      ----------         ----------
       Net unrealized gain            $  169,990                 --
                                      ==========         ==========

Marketable securities:

    Unrealized loss                   $ (105,897)          (118,128)
    Deferred tax benefit                 (35,982)           (41,346)
                                      ----------         ----------
       Net unrealized loss            $  (69,915)           (76,782)
                                      ==========         ==========

          Proceeds from the sale of bond securities totaled $28,487,516 and $4,984,092 for the three months ended June 30, 2000 and 1999, respectively, and $69,926,857 and $16,048,827 for the six months ended June 30, 2000 and 1999, respectively. Realized gains were $0 and $41,352 for the three months ended June 30, 2000 and 1999, respectively and $14,098 and $658,899 for the six months ended June 30, 2000 and 1999, respectively. Realized losses were $693,885 and $0 for the three months ended June 30, 2000 and 1999, respectively and $1,795,438 and $0 for the six months ended June 30, 2000 and 1999, respectively.

     (c)  Federal Income Taxes

          The Company and its subsidiaries file a consolidated Federal income tax return. Deferred income tax items are accounted for under the asset and liability method which provides for temporary differences between the reporting of earnings for financial statement purposes and for tax purposes, primarily deferred policy acquisition costs, the discount on unpaid claims and claim adjustment expenses and the nondeductible portion of the change in unearned premiums. The Company paid income taxes of $250,000 and $161 during the three months ended June 30, 2000 and 1999, respectively and $280,000 and $700,161 during the six months ended June 30, 2000 and 1999, respectively.

 (d)  Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per share:



                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                                         Three months ended June 30       Six months ended June 30
                                                        ----------------------------     ---------------------------
                                                            2000             1999            2000            1999
                                                        ------------      ----------     -----------      ----------
Basic earning (loss) per share:
Numerator:
  Net income (loss)                                     $ (1,103,666)      1,827,515      (1,238,134)      3,965,225
  Less: Preferred stock dividends                            108,500              --         217,000              --
        Accretion of discount on preferred stock              86,395              --         172,621              --
                                                        ------------      ----------     -----------      ----------
  Net income (loss) available to common
      shareholders                                      $ (1,298,561)      1,827,515      (1,627,755)      3,965,225
                                                        ------------      ----------     -----------      ----------

Denominator:
  Weighted average shares outstanding                     20,935,103      20,896,563      20,928,559      20,896,563
                                                        ------------      ----------     -----------      ----------
     Basic earnings (loss) per share                    $       (.06)            .09            (.08)            .19
                                                        ============      ==========     ===========      ==========
Diluted earnings (loss) per share:
Numerator:
  Net income (loss)                                       (1,103,666)      1,827,515      (1,238,134)      3,965,225
                                                        ------------      ----------     -----------      ----------
Denominator:
  Weighted average shares outstanding                     20,935,103      20,896,563      20,928,559      20,896,563

  Effect of dilutive securities:
     Employee stock options                                  122,758         186,935         111,707         201,121
     Convertible preferred stock                           6,200,000              --       6,200,000              --
                                                        ------------      ----------     -----------      ----------
     Weighted average shares and assumed
         conversions                                      27,257,861      21,083,498      27,240,666      21,097,684
                                                        ------------      ----------     -----------      ----------

     Diluted earnings (loss) per share                  $       (.06)*    $      .09     $      (.08)*    $      .19
                                                        ============      ==========     ===========      ==========


     * The effects of common stock equivalents and convertible preferred stock are antidilutive for the three months and six months ended 2000 due to the net loss for the periods; therefore, diluted earnings per share is reported the same as basic earnings per share.

     (e)  Accumulated Other Comprehensive Income

          The other comprehensive loss amounts included in accumulated comprehensive income (loss) consisted of net unrealized gains (losses) on fixed maturities, common stock, equity investments and marketable securities of $169,264 and $(2,246,575) at June 30, 2000 and December 31, 1999, respectively. Total comprehensive income consisting of net income (loss) and the changes in unrealized gains (losses) on fixed maturities, common stock, equity investments and marketable securities was $278,930 and $1,237,795 for the three months ended June 30, 2000 and 1999, respectively and $1,177,705 and $1,770,368 for the six months ended June 30, 2000 and 1999, respectively.

     (f)  Goodwill

          Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over 25 years which is the expected period to be benefited. The

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

          Company will periodically review the recoverability of goodwill based on an assessment of undiscounted cash flows of future operations to ensure it is appropriately valued.

          On January 7, 2000 the Company completed the acquisition of Tri-State Ltd. (Tri-State), an insurance operation specializing primarily in underwriting, servicing and claims handling of nonstandard personal auto insurance in Minnesota, North Dakota and South Dakota. The purchase price was for approximately $6,000,000 with additional payments of $1,148,454 made in July, 2000 and up to approximately $4,350,000 in cash over the next several years based on a conversion goal and specific profitability targets.

(2)  Reinsurance

     The amounts deducted in the Consolidated Statements of Operations for reinsurance ceded for the three months and six months ended June 30, 2000 and 1999, respectively, are set forth in the following table.

     Premiums and claims ceded to the commercial automobile plans of Arkansas, California, Louisiana, Mississippi and Pennsylvania are designated as "plan servicing".

                                           Three months ended June 30      Six months ended June 30
                                           ---------------------------     -------------------------
                                               2000            1999           2000           1999
                                           -----------      ----------     ----------     ----------
Premiums earned                            $ 2,308,494         639,581      3,624,803      1,067,751

Premiums earned - Florida business         $ 4,484,214       2,017,011      9,265,964      2,505,636

Premiums earned - plan servicing           $        --         302,790             --        883,280

Premiums earned - fronting
     arrangements                          $ 7,344,492      14,444,905     15,906,959     25,415,975

Claims and claim adjustment expenses       $ 3,424,066       2,770,086      4,551,493      4,016,227

Claims and claim adjustment expenses -
   Florida business                        $ 4,049,011       1,369,567      7,734,009      1,988,190

Claims and claim adjustment expenses -
   plan servicing                          $  (155,490)        481,842        980,279      2,466,883

Claims and claim adjustment expenses -
   fronting arrangements                   $ 6,646,846      10,775,929     12,902,804     18,933,246


     The amounts included in the Consolidated Balance Sheets for reinsurance ceded under fronting arrangements and reinsurance ceded to the commercial automobile plans of Arkansas, California, Louisiana, Mississippi and Pennsylvania as of June 30, 2000 and December 31, 1999 were as follows:

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


                                                                            2000           1999
                                                                        -----------     ----------
Unearned premiums - Florida business                                    $ 6,246,610      7,817,052

Unearned premiums - plan servicing                                      $        --             --

Unearned premiums - fronting arrangements                               $ 9,803,040     14,263,364

Unpaid claims and claim adjustment expenses - Florida business          $ 3,944,331      2,651,273

Unpaid claims and claim adjustment expenses - plan servicing            $ 6,644,945      8,094,763

Unpaid claims and claim adjustment expenses - fronting arrangements     $11,743,964     13,575,089

     Effective April 1, 2000 the Company entered into a quota share reinsurance agreement whereby it cedes 40% of the non standard personal auto business in Florida to a non-affiliated reinsurer.

     The Company remains directly liable to its policyholders for all policy obligations and the reinsuring companies are obligated to the Company to the extent of the reinsured portion of the risks. The Company does not have a provision for uncollectible reinsurance and does not feel one is warranted since all o the reinsurers on its working treaties are rate "A- (Excellent)" or better by A.M. Best Company and/or the Company is adequately collateralized on existing and anticipated claim recoveries.

(3)  Note Payable

     In December of 1998, the Company entered into a note payable for $18,000,000 with a commercial bank. Interest is due monthly at an interest rate that approximates the 30-day London Interbank Offered Rate (LIBOR) plus 175 basis points (8.39% and 7.34375% at June 30, 2000 and December 31, 1999, respectively). Beginning in January 2000, principal payments of $500,000 are paid each quarter with the balance of $10,500,000 due at maturity of the note on October 1, 2003. The Company recorded interest expense of $366,573 and $292,256 for the three months ended June 30, 2000 and 1999, respectively and $712,982 and $613,167 for the six months ended June 30, 2000 and 1999, respectively. The Company paid interest of $239,176 and 296,789 for the three months ended June 30, 2000 and 1999, respectively and $586,200 and $714,931 for the six months ended June 30, 2000 and 1999, respectively. The Company made principal payments of $500,000 in January, April and July 2000.

(4)  Shareholders' Equity

     As of June 30, 2000 there were 210,427 options outstanding to purchase common stock (options), at an average exercise price of $2.76 per share, that had been granted to officers and directors of the Company under the 1990 Stock Option Plan, 713,930 options, at an average exercise price of $8.54 per share, that

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


     had been granted to officers and directors of the Company under the 1995 Stock Option Plan, 518,505 options, at an average exercise price of $5.57 per share, that had been granted to officers, directors and employees of the Company under the 1998 Long-Term Incentive Plan and 579,710 options, at an average exercise price of $5.75 per share, that had been granted to Glenn W. Anderson under an employment agreement.

     The Company's policy is to pay a quarterly cash dividend of $.0175 per share every quarter until further action is taken by the Board of Directors. Dividends on preferred shares are paid as if those shares had been converted to common shares. A cash dividend of $475,666 was paid on July 14, 2000.

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

     The following tables present a summary of segment profit (loss) for the three months and six months ending June 30, 2000 and 1999:

                                                                   Three months ended June 30, 2000
                                                        ------------------------------------------------------
                                                        Commercial        Personal
                                                          Lines            Lines         Other          Total
                                                         ---------        --------       -----         -------
                                                                        (Amounts in thousands)
Gross premiums written                                   $ 32,646          11,906           --          44,552
                                                         ========         =======         ====         =======
Premiums earned                                          $ 27,489          11,371           --          38,860
Net investment income                                       1,802           1,472          296           3,570
Insurance services                                             --             358          185             543
Expenses                                                  (30,974)        (12,197)        (431)        (43,602)
                                                         --------         -------         ----         -------
    Operating income (loss)                                (1,683)          1,004           50            (629)
Net realized losses                                            --              --         (694)           (694)
Interest expense                                               --            (367)          --            (367)
Amortization expense                                           --            (236)          --            (236)
                                                         --------         -------         ----         -------
    Income (loss) before Federal income taxes            $ (1,683)            401         (644)         (1,926)
                                                         ========         =======         ====         =======

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


                                                                   Three months ended June 30, 1999
                                                        -----------------------------------------------------
                                                        Commercial      Personal
                                                          Lines           Lines         Other          Total
                                                        ----------      --------        -----         -------
                                                                       (Amounts in thousands)
Gross premiums written                                  $ 25,665          10,185           --          35,850
                                                        ========         =======         ====         =======
Premiums earned                                         $ 22,267           4,216           --          26,483
Net investment income                                      2,165             129           --           2,294
Insurance services                                            --             178          235             413
Expenses                                                 (21,720)         (4,165)        (537)        (26,422)
                                                        --------         -------         ----         -------
    Operating income (loss)                                2,712             358         (302)          2,768
Net realized gains                                            --              --           41              41
Interest expense                                              --            (292)          --            (292)
Amortization expense                                          --            (172)          --            (172)
                                                        --------         -------         ----         -------
    Income (loss) before Federal income taxes           $  2,712            (106)        (261)          2,345
                                                        ========         =======         ====         =======


                                                                Six months ended June 30, 2000
                                                    -------------------------------------------------------
                                                    Commercial       Personal
                                                       Lines          Lines          Other           Total
                                                    ----------       --------        -----          -------
                                                                       (Amounts in thousands)
Gross premiums written                               $ 60,563          27,743             --          88,306
                                                     ========         =======         ======         =======
Premiums earned                                      $ 53,445          22,119             --          75,564
Net investment income                                   3,793           2,075            643           6,511
Insurance services                                         --             666            376           1,042
Expenses                                              (58,505)        (23,394)          (849)        (82,748)
                                                     --------         -------         ------         -------
    Operating income (loss)                            (1,267)          1,466            170             369
Net realized losses                                        --              --         (1,781)         (1,781)
Interest expense                                           --            (713)            --            (713)
Amortization expense                                       --            (469)            --            (469)
                                                     --------         -------         ------         -------
    Income (loss) before Federal income taxes        $ (1,267)            284         (1,611)         (2,594)
                                                     ========         =======         ======         =======

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


                                                                   Six months ended June 30, 1999
                                                       --------------------------------------------------------
                                                       Commercial       Personal
                                                          Lines          Lines           Other           Total
                                                       ----------       --------         -----          -------
                                                                       (Amounts in thousands)
Gross premiums written                                  $ 45,459          17,510             --          62,969
                                                        ========         =======         ======         =======
Premiums earned                                         $ 43,571           5,682             --          49,253
Net investment income                                      4,294             193             --           4,487
Insurance services                                            --             718            440           1,158
Expenses                                                 (42,579)         (5,720)        (1,523)        (49,822)
                                                        --------         -------         ------         -------
    Operating income (loss)                                5,286             873         (1,083)          5,076
Net realized gains                                            --              --            659             659
Interest expense                                              --            (613)            --            (613)
Amortization expense                                          --            (344)            --            (344)
                                                        --------         -------         ------         -------
    Income (loss) before Federal income taxes           $  5,286             (84)          (424)          4,778
                                                        ========         =======         ======         =======

                         GAINSCO, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Business Operation

On January 7, 2000 the Company completed the acquisition of Tri-State Ltd. (Tri-State), an insurance operation specializing primarily in underwriting, servicing and claims handling of nonstandard personal auto insurance in Minnesota, North Dakota and South Dakota. The purchase price was for approximately $6,000,000 with additional payments of $1,148,454 made in July, 2000 and up to approximately $4,350,000 in cash over the next several years based on a conversion goal and specific profitability targets.

Results of Operations

Gross premiums written for the second quarter of 2000 were $44,551,885 versus $35,849,609 for the comparable 1999 period representing a 24% increase of which 5 percentage points (points) were attributable to personal lines and 19 points were attributable to commercial lines. For the first six months of 2000 gross premiums written have increased 40% from the comparable 1999 period with personal lines accounting for 16 points and commercial lines accounting for 24 points of increase. The following table compares the major product lines between the periods for gross premiums written.

                             Three months ended June 30                  Six months ended June 30
                         ------------------------------------      ------------------------------------
                              2000                  1999                2000                 1999
                         ---------------      ---------------      ---------------      ---------------
                                                      (Amounts in thousands)
Commercial lines         $32,646      73%     $25,665      72%     $60,563      69%     $45,459      72%

Personal lines            11,906      27       10,185      28       27,743      31       17,510      28
                         -------     ---      -------     ---      -------     ---      -------     ---
     Total               $44,552     100%     $35,850     100%     $88,306     100%     $62,969     100%
                         =======     ===      =======     ===      =======     ===      =======     ===

COMMERCIAL LINES are up 27% for the second quarter of 2000 versus the comparable 1999 period and were up 33% for the first six months of 2000 versus the comparable 1999 period. Commercial auto contributed 9 points of the increase for the second quarter and 14 points for the first six months with California, Florida and Georgia accounting for the majority of the increase. The general liability line contributed 17 points to the increase for the second quarter and 18 points for the first six months increase with California, Florida and Texas representing the majority of the growth. PERSONAL LINES are up 17% for the second quarter of 2000 versus the comparable 1999 period and are up 58% for the first six months of 2000 versus the comparable 1999 period. This is primarily attributable to growth in nonstandard personal auto writings in Florida. For the first six months of 2000, gross premium percentages by significant product line are as follows: commercial auto (37%), personal auto (30%), general liability (18%) and garage (9%), with no other product line comprising 5% or more. Effective April 1, 2000 the Company entered into a quota share reinsurance agreement whereby it cedes 40% of its non standard personal auto writings in Florida. Net premiums written for the second quarter of 2000 were up 7% over the comparable 1999 period and they were up 28% for the first six months of 2000 versus the comparable 1999 period. Premiums earned increased 47% and 53% for the three months and six months ended June 30, 2000, respectively as a result of the increase in premiums written for those periods.

 Net investment income increased 56% and 45% for the three months and six months ended June 30, 2000, respectively, over the comparable 1999 periods. In the fourth quarter of 1999 Goff Moore Strategic Partners, L.P. (GMSP) invested approximately $30 million in the Company and took over management of the Company's investments. During the first six months of 2000 approximately $69.9 million in bond securities were sold for a pre-tax loss of $1,781,340 and the proceeds were reinvested in bond securities with an average taxable equivalent yield increase of more than 150 basis points over the bond securities that were sold. The increase in investments and the increase in yield on the proceeds reinvested from the sales of bonds account for the increase in investment income. This strategy is expected to result in net realized losses for the year. The impact on book value is anticipated to be significantly less than the impact on earnings because the Company classifies its bond securities as available for sale so they have been recorded on the balance sheet at fair value. The scope and results of the investment redeployment will depend upon interest rates and timing of specific transactions.

Insurance service revenues increased in the second quarter of 2000 from the comparable 1999 period primarily as a result of an increase in agency revenues. For the first six months of 2000 revenues are below the comparable 1999 period as a result of a decrease in claim adjusting revenues.

Claims and claims adjustment expenses (C & CAE) increased $14,051,274 in the second quarter of 2000 from the comparable 1999 period. The C & CAE ratio was 80.1% in the second quarter of 2000 and 64.5% in the second quarter of 1999. C & CAE have increased 84% to $58,418,311 for the first six months of 2000 from the comparable 1999 period. The C & CAE ratio was 77.3% for the first six months of 2000 and 64.5% for the first six months of 1999. The ratios in 2000 were adversely impacted by increased severity in the current accident year for commercial auto and reserve increases in personal auto because of the current litigious trends in personal injury protection coverages.

The ratio of commissions to net premiums written was 20% for the second quarter of 2000 versus 22% for the comparable 1999 period and 21% for the first six months of 2000 as compared to 22% for the comparable 1999 period. The change in deferred policy acquisition costs net of deferred ceding commission income resulted in a net decrease to income of $646,407 in the second quarter of 2000 and a net increase to income of $1,916,515 for the comparable 1999 period. A net decrease of $7,527 was recorded for the first six months of 2000 compared to a net increase of $2,743,478 for the first six months of 1999. The net decrease for the 2000 periods is primarily related to an increase in deferred ceding commission income as a result of the quota share reinsurance treaty the Company entered into beginning in the second quarter of 2000. The ratio of commissions and change in deferred policy acquisition costs to premiums earned was 21% for the second quarter of 2000 versus 22% for the comparable 1999 period and 21% for the first six months of 2000 as compared to 22% for the comparable 1999 period.

Interest expense from the note payable increased due to the general increase in interest rates from the comparable 1999 period. Amortization expense increased in the second quarter and first six months of 2000 versus the comparable 1999 periods as a result of the amortization of additional goodwill recorded on the Lalande earnout accrued in the fourth quarter of 1999 and the Tri-State acquisition completed in January 2000.

Underwriting and operating expenses were up 24% in the second quarter of 2000 from the comparable 1999 period and were up 9% for the first six months of 2000 from the comparable 1999 period primarily as a result of bad debt reserve increases, travel expense and state insurance department fees.

The Company generated a tax benefit for the second quarter and first six months of 2000 as a result of the loss recorded during these periods.

Liquidity and Capital Resources

The primary sources of the Company's liquidity are funds generated from insurance premiums, net investment income and maturing investments. The short-term investments and cash are intended to provide adequate funds to pay claims without selling the fixed maturity investments. The Company has short-term investments and cash that the Company believes is adequate liquidity for the payment claims and other short-term commitments. This amount is large because the funds received from GMSP in October 1999 have not been fully invested in bonds, stocks and alternative investments.

With regard to long term liquidity, the average maturity of the investment portfolio is approximately 4 years. The fair value of the fixed maturity portfolio at June 30, 2000 was $812,263 below amortized cost.

Premiums receivable increased primarily as a result of the growth in premiums written. Reinsurance balances receivable increased primarily due to an increase in paid loss recoverables from personal auto claims and from commercial excess casualty claims. Ceded unearned premiums decreased primarily as a result of a decrease in fronting business. Other assets increased primarily as a result of prepaid items in the agency operation. Goodwill increased primarily because of the Tri-State acquisition.

Unpaid claims and claims adjustment expenses increased primarily due to claim reserve increases in the commercial auto and personal auto lines mentioned previously. Unearned premiums increased primarily because of the increase in premiums written mentioned previously. Accounts payable increased primarily because of the accrual for a book value adjustment and conversion payout on the Tri-State acquisition. Reinsurance balances payable increased primarily because of the quota share treaty on the Florida non standard personal auto writings. Drafts payable increased primarily because of an increase in paid claims. The note payable decreased due to principal repayments made in the first and second quarters of 2000.

General Agents Insurance Company of America, Inc. (General Agents), a wholly owned subsidiary of the Company, sustained operating losses in the six month period ended June 30, 2000 because of the C & CAE experience discussed previously. As a result, General Agents may not have the level of statutory earnings for the year ending December 31, 2000 required by the Company's bank loan agreement. The Company has apprized the bank of the situation and will seek appropriate covenant relief.

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

The Company uses the modified duration method to estimate the effect of interest rate risk on the fair values of its fixed maturity portfolio. The usefulness of this method is to a degree limited, as it is unable to accurately incorporate the full complexity of market transactions.

Forward Looking Statements

Statements made in this report that are not strictly historical may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that important factors, representing certain risks and uncertainties, could cause actual results to differ materially from those contained in the forward-looking statements. These factors include, but are not limited to, (a) heightened competition from existing competitors and new competitor entrants into the Company's markets, (b) changes in the markets for the Company's various lines of business, (c) development and performance of new specialty programs, (d) the ongoing level of claims and claims-related expenses, (e) adequacy of claim reserves, (f) the ability to complete value-adding acquisitions and fully integrate newly acquired companies and their customers and managers into the Company, as well as, the ability to implement growth strategies which can achieve incremental value, (g) the effectiveness of the deployment of the Company's bond portfolio and other investment strategies implemented by the Company's investment manger, and (h) general economic conditions including fluctuations in interest rates. A forward-looking statement is relevant as of the date the statement in made. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which the statements are made.

                           PART II. OTHER INFORMATION

                         GAINSCO, INC. AND SUBSIDIARIES


Item 1. Legal Proceedings

          GAINSCO, INC. (GNA) was named a defendant in the proceedings styled William Steiner v. Joseph D. Macchia, Joel C. Puckett, Daniel J. Coots and GAINSCO, INC., filed on August 25, 1998 in the United States District Court for the Northern District of Texas, Fort Worth Division (Trial Court). In that case, the plaintiff asserted claims on behalf of a putative class of persons who purchased GNA's common stock between August 6, 1997 and July 16, 1998, inclusive. The plaintiff asserted claims for damages under sections 10(b) and 20(a) of the Securities Exchange Act of 1934, alleging that GNA's financial results did not reflect GNA's true financial position and results of operations in accordance with generally accepted accounting principles in that they understated reserves for claims and claim adjustment expenses. On March 31, 2000 the Trial Court dismissed plaintiff's amended class action complaint for failure to state a claim upon which relief can be granted and dismissed as moot the plaintiff's request for class certification. The plaintiff did not appeal the Trial Court's decision, which has become final and non-appealable.

          In the normal course of its operations, GNA and its subsidiaries (Company) have been named as defendant in various legal actions seeking payments for claims denied by the Company and other monetary damages. In the opinion of the Company's management the ultimate liability, if any, resulting from the disposition of these claims will not have a material adverse effect on the Company's consolidated financial position or results of operations.


Item 4. Submission of Matters to a Vote of Security Holders

          None

Item 6. Exhibits and Reports on Form 8-K

          (a) Exhibits

               10.14 First Amendment dated as of May 16, 2000 to Stock Purchase Agreement dated as of November 17, 1999 among Registrant, Tri-State, Ltd., Herbert A. Hill and Alan E. Heidt.

               15.    Awareness Letter of KPMG LLP

               27.    Financial Data Schedule for the period ended June 30, 2000

          (b) Reports on Form 8-K

             No Form 8-K Report was filed by Registrant during its quarter ended June 30, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the Registrant as well as in his capacity as Chief Financial Officer.

                                              GAINSCO, INC.


Date:  August 11, 2000                        By: /s/ Daniel J. Coots
                                                 -------------------------------
                                                 Daniel J. Coots
                                                 Senior Vice President,
                                                 Treasurer and Chief
                                                  Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT
 NUMBER                          DESCRIPTION
-------                          -----------
  10.14             First Amendment dated as of May 16, 2000 to Stock Purchase
                    Agreement dated as of November 17, 1999 among Registrant,
                    Tri-State, Ltd., Herbert A. Hill and Alan E. Heidt.

  15                Awareness Letter of KPMG LLP

  27                Financial Data Schedule for the period ended June 30, 2000