Form 10-Q
period 2000-09-30
GAINSCO INC
filed 2000-11-14
CIK 786344

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    Form 10-Q


                Quarterly Report under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


For Quarter Ended September 30, 2000               Commission File Number 1-9828


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

As of September 30, 2000, there were 21,169,736 shares of the registrant's Common Stock, ($.10 par value) outstanding.

                         GAINSCO, INC. AND SUBSIDIARIES

                                      INDEX


                                                                                                               Page
                                                                                                               ----

PART I.  FINANCIAL INFORMATION

     ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS:

                 Independent Auditors' Review Report                                                            3

                 Consolidated Balance Sheets as of September 30, 2000 (unaudited) and
                 December 31, 1999                                                                              4

                 Consolidated Statements of Operations for the Three Months and
                 Nine Months Ended September 30, 2000 and 1999 (unaudited)                                      6

                 Consolidated Statements of Cash Flows for the Nine Months Ended
                 September 30, 2000 and 1999 (unaudited)                                                        7

                 Notes to Consolidated Financial Statements
                 September 30, 2000 and 1999 (unaudited)                                                        9

     ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS                                                                     17

     ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                    20

PART II.  OTHER INFORMATION

     ITEM 1.     LEGAL PROCEEDINGS                                                                             22

     ITEM 2.     CHANGE IN SECURITIES AND USE OF PROCEEDS                                                      22

     ITEM 3.     DEFAULTS ON SENIOR SECURITIES                                                                 22

     ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                           22

     ITEM 5.     OTHER INFORMATION                                                                             23

     ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                                              23

SIGNATURE                                                                                                      24

                       INDEPENDENT AUDITORS' REVIEW REPORT




The Board of Directors and Shareholders of GAINSCO, INC.:

We have reviewed the accompanying condensed consolidated balance sheet of GAINSCO, INC. and subsidiaries as of September 30, 2000 and the related condensed consolidated statements of operations for the three months and nine months ended September 30, 2000 and 1999, and condensed consolidated statements of cash flows for the nine months ended September 30, 2000 and 1999. These condensed financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of GAINSCO, INC. and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, statements of shareholders' equity and comprehensive income, and statements of cash flows for the year then ended (not presented herein); and in our report dated February 25, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the financial information set forth in the accompanying consolidated balance sheet as of December 31, 1999, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.





KPMG LLP
Dallas, Texas
November 13, 2000

                          PART I. FINANCIAL INFORMATION

                         GAINSCO, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets


                                                                   September 30
                                                                       2000          December 31
                                  Assets                            (unaudited)          1999
                                  ------                           ------------      ------------
Investments
   Fixed maturities:
     Bonds available for sale, at fair value (amortized cost:
       $190,228,522 - 2000, $200,415,218 - 1999)                   $191,306,524       197,077,075

     Certificates of deposit, at cost (which approximates
       fair value)                                                      845,000           455,000

   Common stock, at fair value (cost: $6,027,392 - 2000)              7,868,000                --
   Other investments, at fair value (cost: $5,167,219 - 2000,
     $1,288,457 - 1999)                                               5,088,293         1,170,329

   Short-term investments, at cost (which approximates
     fair value)                                                     41,361,291        46,477,728
                                                                   ------------      ------------

                  Total investments                                 246,469,108       245,180,132
Cash                                                                    709,813         1,205,364
Accrued investment income                                             3,680,000         3,797,286
Premiums receivable (net of allowance for doubtful
  accounts: $242,000 - 2000, $42,000 - 1999)                         24,320,841        25,431,714

Reinsurance balances receivable                                      10,112,435         3,254,930
Ceded unpaid claims and claim adjustment expenses                    36,719,622        37,299,327
Ceded unearned premiums                                              19,477,594        23,148,581
Deferred policy acquisition costs                                    13,936,984        14,927,673
Property and equipment (net of accumulated depreciation and
  amortization: $9,492,277 - 2000, $8,605,454 - 1999)                 6,844,649         6,855,250

Current Federal income taxes (note 1)                                 2,728,780           144,628
Deferred Federal income taxes (note 1)                                9,653,275         8,401,714
Management contract                                                   1,600,071         1,637,571
Other assets                                                          7,194,120         6,012,424
Goodwill (note 1)                                                    23,018,643        18,351,117
                                                                   ------------      ------------
       Total assets                                                $406,465,935       395,647,711
                                                                   ============      ============

See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets



                                                                                 September 30
                                                                                    2000             December 31
                   Liabilities and Shareholders' Equity                          (unaudited)             1999
                   ------------------------------------                         -------------       -------------
Liabilities
   Unpaid claims and claim adjustment expenses                                  $ 149,906,751         132,813,583
   Unearned premiums                                                               79,187,553          82,219,785
   Commissions payable                                                              1,423,192           1,629,787
   Accounts payable                                                                 9,987,640           9,198,827
   Reinsurance balances payable                                                     9,473,548           7,899,550
   Deferred revenue                                                                 1,662,870           1,227,863
   Drafts payable                                                                   5,367,683           4,206,314
   Note payable (note 3)                                                           16,500,000          18,000,000
   Dividends payable (note 4)                                                         478,971             474,598
   Other liabilities                                                                  187,984             278,829
                                                                                -------------       -------------
       Total liabilities                                                          274,176,192         257,949,136
                                                                                -------------       -------------
Shareholders' Equity (note 4)
   Preferred stock ($100 par value, 10,000,000 shares authorized,
     31,620 issued at September 30, 2000 and December 31, 1999)                     3,162,000           3,162,000

   Common stock ($.10 par value, 250,000,000 shares authorized, 22,013,830 issued at September 30, 2000 and 21,763,927 issued
     at December 31, 1999)                                                          2,201,383           2,176,393

   Common stock warrants                                                            2,040,000           2,040,000
   Additional paid-in capital                                                     113,453,355         112,674,842
   Accumulated other comprehensive income (loss) (note 1)                           1,873,516          (2,246,575)
   Retained earnings                                                               17,254,014          27,586,440
   Treasury stock, at cost (844,094 shares at September 30, 2000 and
     December 31, 1999)                                                            (7,694,525)         (7,694,525)
                                                                                -------------       -------------

       Total shareholders' equity                                                 132,289,743         137,698,575
                                                                                -------------       -------------
       Total liabilities and shareholders' equity                               $ 406,465,935         395,647,711
                                                                                =============       =============

See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations
                                   (Unaudited)


                                                      Three months                          Nine months
                                                   ended September 30                    ended September 30
                                            -------------------------------       -------------------------------
                                                2000              1999                2000               1999
                                            ------------       ------------       ------------       ------------
Revenues:
  Premiums earned (note 2)                  $ 38,728,990         30,210,872        114,292,913         79,463,729
  Net investment income                        3,740,497          2,380,581         10,251,426          6,867,530
  Net realized gains (losses) (note 1)          (118,604)            22,539         (1,899,944)           681,438
  Insurance services                             190,483            482,853          1,232,938          1,641,463
                                            ------------       ------------       ------------       ------------
     Total revenues                           42,541,366         33,096,845        123,877,333         88,654,160
                                            ------------       ------------       ------------       ------------
Expenses:
  Claims and claims adjustment
     expenses (note 2)                        40,933,439         21,853,230         99,351,750         53,631,751
  Commissions                                  7,359,417          7,236,544         23,544,657         20,583,786
  Change in deferred policy
     acquisition costs                           995,915         (1,018,458)         1,003,442         (3,761,936)
  Interest expense (note 3)                      354,872            327,841          1,067,854            941,008
  Amortization expense                           247,275            172,031            716,335            516,528
  Underwriting and operating expenses          4,484,238          3,092,504         12,620,599         10,531,953
                                            ------------       ------------       ------------       ------------
     Total expenses                           54,375,156         31,663,692        138,304,637         82,443,090
                                            ------------       ------------       ------------       ------------
        Income (loss) before Federal
           income taxes                      (11,833,790)         1,433,153        (14,427,304)         6,211,070

Federal income taxes:
  Current expense (benefit)                   (1,772,220)           129,942         (2,223,991)           912,969
  Deferred benefit                            (2,500,147)          (107,514)        (3,403,756)           (77,849)
                                            ------------       ------------       ------------       ------------
     Total taxes                              (4,272,367)            22,428         (5,627,747)           835,120
                                            ------------       ------------       ------------       ------------
        Net income (loss)                   $ (7,561,423)         1,410,725         (8,799,557)         5,375,950
                                            ============       ============       ============       ============
Earnings (loss) per share (note 1):
  Basic                                     $       (.37)               .07               (.45)               .26
                                            ============       ============       ============       ============
  Diluted                                   $       (.37)               .07               (.45)               .25
                                            ============       ============       ============       ============

See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                      Nine months ended September 30
                                                                      -------------------------------
                                                                          2000               1999
                                                                      ------------       ------------
Cash flows from operating activities:
   Net income (loss)                                                  $ (8,799,557)         5,375,950
   Adjustments to reconcile net income (loss) to cash
      provided by operating activities:

     Depreciation and amortization                                       2,103,629          3,167,409
     Change in deferred Federal income taxes                            (3,403,756)           (77,849)
     Change in accrued investment income                                   166,811            466,781
     Change in premiums receivable                                       1,708,978         (8,586,003)
     Change in reinsurance balances receivable                          (5,983,022)        (2,375,899)
     Change in ceded unpaid claims and claim adjustment expenses         1,005,231         (3,985,780)
     Change in ceded unearned premiums                                   3,670,987         (3,216,151)
     Change in deferred policy acquisition costs and deferred
        ceding commission income                                         1,003,442         (3,761,936)

     Change in other assets                                               (931,488)          (881,731)
     Change in unpaid claims and claim adjustment expenses              15,583,701         (1,753,793)
     Change in unearned premiums                                        (3,176,745)        20,240,224
     Change in commissions payable                                        (299,507)        (2,942,518)
     Change in accounts payable                                            246,441         (2,555,886)
     Change in reinsurance balances payable                              1,573,998          7,060,049
     Change in deferred revenue                                            435,007           (578,388)
     Change in drafts payable                                            1,161,369            550,004
     Change in other liabilities                                           (90,846)          (345,040)
     Change in current Federal income taxes                             (2,851,958)         5,356,868
                                                                      ------------       ------------
        Net cash provided by operating activities                     $  3,122,715         11,156,311
                                                                      ------------       ------------



See accompanying notes to consolidated financial statements.         (continued)

                         GAINSCO, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                  (Unaudited)



                                                                    Nine months ended September 30
                                                                   -------------------------------
                                                                       2000               1999
                                                                   ------------       ------------
Cash flows from investing activities:
   Bonds held to maturity:
     Matured                                                       $         --         16,639,999
   Bonds available for sale:
     Sold                                                            76,863,578         18,894,471
     Matured                                                         24,422,954          6,721,142
     Purchased                                                      (89,656,135)       (38,731,216)
   Certificates of deposit matured                                      740,000            370,000
   Certificates of deposit purchased                                   (545,000)          (370,000)
   Common stock purchased                                            (6,027,392)                --
   Other investments purchased                                       (3,855,649)           (21,732)
   Net change in short term investments                               5,271,037        (14,109,194)
   Property and equipment disposed (purchased)                           11,111            (27,363)
   Net assets acquired through purchase of subsidiary
      (net of cash acquired of $662,422)                             (8,462,144)                --
                                                                   ------------       ------------

     Net cash used for investing activities                          (1,237,640)       (10,633,893)
                                                                   ------------       ------------
Cash flows from financing activities:
   Payments on note payable                                          (1,500,000)                --
   Proceeds from exercise of common stock options                       544,236             49,878
   Cash dividends paid                                               (1,424,862)        (1,097,071)
                                                                   ------------       ------------
     Net cash used for financing activities                          (2,380,626)        (1,047,193)
                                                                   ------------       ------------
Net decrease in cash                                                   (495,551)          (524,775)
Cash at beginning of period                                           1,205,364          3,982,059
                                                                   ------------       ------------
Cash at end of period                                              $    709,813          3,457,284
                                                                   ============       ============

See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)




(1)      Summary of Accounting Policies

         (a)      Basis of Consolidation

                  In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of GAINSCO, INC. and subsidiaries (Company) as of September 30, 2000, the results of operations for the three months and nine months ended September 30, 2000 and 1999 and the statements of cash flows for the nine months ended September 30, 2000 and 1999, on the basis of generally accepted accounting principles. The December 31, 1999 balance sheet included herein is derived from the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

         (b)      Investments

                  Bonds available for sale, common stock and other investments are stated at fair value with changes in fair value recorded as a component of comprehensive income. Short-term investments are stated at cost.

                  The components of other investments at September 30, 2000 and December 31, 1999 are set forth in the following table:



                                     September 30, 2000             December 31, 1999
                                 --------------------------      --------------------------
                                 Fair Value         Cost         Fair value         Cost
                                 ----------      ----------      ----------      ----------

Equity investments               $2,265,726       2,265,726         916,278         916,278
Marketable securities               322,567         401,493         254,051         372,179
Note receivable                   2,500,000       2,500,000              --              --
                                 ----------      ----------      ----------      ----------
    Total other investments      $5,088,293       5,167,219       1,170,329       1,288,457
                                 ==========      ==========      ==========      ==========

                  The equity investments are predominately private equity investments that are not traded in public markets and cost is considered to approximate fair value. Cost is considered to approximate fair value for the note receivable due to its short duration and market rate of interest.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                  (Unaudited)




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

                  The unrealized gains (losses) on investments at September 30, 2000 and December 31, 1999 are set forth in the following table:



                                        September 30, 2000    December 31, 1999
                                        ------------------    -----------------
Bonds available for sale:
    Unrealized gain (loss)                  $ 1,078,002            (3,338,143)
    Deferred tax expense (benefit)              367,173            (1,168,350)
                                            -----------           -----------
       Net unrealized gain (loss)           $   710,829            (2,169,793)
                                            ===========           ===========
Common stock investments:
    Unrealized gain                         $ 1,840,608                    --
    Deferred tax expense                        625,807                    --
                                            -----------           -----------
       Net unrealized gain                  $ 1,214,801                    --
                                            ===========           ===========

Other investments
    Unrealized loss                         $   (78,926)             (118,128)
    Deferred tax benefit                        (26,812)              (41,346)
                                            -----------           -----------
       Net unrealized loss                  $   (52,114)              (76,782)
                                            ===========           ===========


                  Proceeds from the sale of bond securities totaled $6,936,721 and $2,845,644 for the three months ended September 30, 2000 and 1999, respectively, and $76,863,578 and $18,894,471 for the nine months ended September 30, 2000 and 1999, respectively. Realized gains were $7,260 and $22,539 for the three months ended September 30, 2000 and 1999, respectively and $21,358 and $681,438 for the nine months ended September 30, 2000 and 1999, respectively. Realized losses were $125,864 and $1,921,302 for the three months and nine months ended September 30, 2000, respectively. There were no realized losses for the 1999 periods.


         (c)      Federal Income Taxes

                  The Company and its subsidiaries file a consolidated Federal income tax return. Deferred income tax items are accounted for under the asset and liability method which provides for temporary differences between the reporting of earnings for financial statement purposes and for tax purposes, primarily deferred policy acquisition costs, the discount on unpaid claims and claim adjustment

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                  (Unaudited)


                  expenses and the nondeductible portion of the change in unearned premiums. The Company paid income taxes of $280,000 and $700,161 during the nine months ended September 30, 2000 and 1999, respectively. The Company paid no income taxes during the three months ending September 30, 2000 and 1999. The Company received Federal income tax refunds totaling $40,000 and $5,144,060 during the three months ended September 30, 2000 and 1999, respectively.

         (d)      Earnings Per Share

                  The following table sets forth the computation of basic and diluted earnings per share:


                                                  Three months ended September 30    Nine months ended September 30
                                                  -------------------------------    ------------------------------
                                                      2000               1999            2000              1999
                                                  ------------      ------------     ------------      ------------
Basic earning (loss) per share:
Numerator:
  Net income (loss)                               $ (7,561,423)        1,410,725       (8,799,557)        5,375,950
  Less: Preferred stock dividends                      108,500                --          325,500                --
        Accretion of discount on preferred stock        86,646                --          259,267                --
                                                  ------------      ------------     ------------      ------------
  Net income (loss) available to common
      shareholders                                $ (7,756,569)        1,410,725       (9,384,324)        5,375,950
                                                  ------------      ------------     ------------      ------------

Denominator:
  Weighted average shares outstanding               21,082,969        20,902,381       20,985,088        20,898,890
                                                  ------------      ------------     ------------      ------------
     Basic earnings (loss) per share              $       (.37)              .07             (.45)              .26
                                                  ============      ============     ============      ============
Diluted earnings (loss) per share:
Numerator:
  Net income (loss)                               $ (7,561,423)        1,410,725       (8,799,557)        5,375,950
                                                  ------------      ------------     ------------      ------------
Denominator:
  Weighted average shares outstanding               21,082,969        20,902,381       20,985,088        20,898,890
  Effect of dilutive securities:
     Employee stock options                                 --           211,448               --           207,162
     Convertible preferred stock
                                                     6,200,000                --        6,200,000                --
                                                  ------------      ------------     ------------      ------------
     Weighted average shares and assumed
         conversions                                27,282,969        21,113,829       27,185,088        21,106,052
                                                  ------------      ------------     ------------      ------------


     Diluted earnings (loss) per share            $       (.37)*             .07             (.45)*             .25
                                                  ============      ============     ============      ============



                  * The effects of common stock equivalents and convertible preferred stock are antidilutive for the three months and nine months ended 2000 due to the net loss for the periods; therefore, diluted earnings per share is reported the same as basic earnings per share.

         (e)      Accumulated Other Comprehensive Income

                  Included in accumulated other comprehensive income (loss) are net unrealized gains (losses) on fixed maturities, common stock, equity investments and marketable securities of $1,873,516 and $(2,246,575) at September 30, 2000 and December
                  31, 1999, respectively. Accumulated other comprehensive income
                  (loss) consisted of net income (loss) and the changes in unrealized gains (losses) on fixed maturities, common stock and other investments of $(5,857,171) and $1,308,113 for the three months ended September 30, 2000 and 1999, respectively and $(4,679,466) and $3,078,481 for the nine months ended September 30, 2000 and 1999, respectively.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                  (Unaudited)



         (f)      Goodwill

                  Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over 25 years which is the expected period to be benefited. The Company periodically reviews the recoverability of goodwill based on an assessment of undiscounted cash flows of future operations to ensure it is appropriately valued.

                  On January 7, 2000 the Company completed the acquisition of Tri-State, Ltd. (Tri-State), an insurance operation specializing primarily in underwriting, servicing and claims handling of nonstandard personal auto insurance in Minnesota, North Dakota and South Dakota. The purchase price was approximately $6,000,000 with an additional payment of $1,148,454 made in July, 2000 and additional payments up to approximately $4,350,000 in cash possible over the next several years based on a conversion goal and specific profitability targets.


(2)      Reinsurance

         The amounts deducted in the Consolidated Statements of Operations for reinsurance ceded for the three months and nine months ended September 30, 2000 and 1999, respectively, are set forth in the following table.

         Premiums and claims ceded to the commercial automobile plans of Arkansas, California, Louisiana, Mississippi and Pennsylvania are designated as "plan servicing".



                                          Three months ended September 30    Nine months ended September 30
                                          -------------------------------    ------------------------------
                                               2000             1999             2000             1999
                                          -------------     -------------    ------------     -------------
Premiums earned - all other                $  3,234,422          954,764        6,859,225        2,022,513
Premiums earned - Florida business         $  2,915,416        2,959,615       12,181,379        5,465,251
Premiums earned - plan servicing           $         --           74,528               --          957,808
Premiums earned - fronting
     arrangements                          $  6,482,100       11,949,587       22,389,059       37,365,561

Claims and claim adjustment expenses -     $  3,851,721        1,353,587        8,403,214        5,369,905
   all other
Claims and claim adjustment expenses -
   Florida business                        $  2,621,947        2,229,585       10,355,956        4,217,685

Claims and claim adjustment expenses -
   plan servicing                          $    546,184          994,304        1,526,463        3,461,187

Claims and claim adjustment expenses -
   fronting arrangements                   $  2,948,479       10,134,206       15,850,564       29,067,452

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                  (Unaudited)




         The amounts included in the Consolidated Balance Sheets for reinsurance ceded under fronting arrangements and reinsurance ceded to the commercial automobile plans of Arkansas, California, Louisiana, Mississippi and Pennsylvania as of September 30, 2000 and December 31, 1999 were as follows:


                                                                            2000            1999
                                                                        -----------     -----------
Unearned premiums - Florida business                                    $ 2,474,206       7,817,052
Unearned premiums - plan servicing                                      $        --              --
Unearned premiums - fronting arrangements                               $ 9,002,342      14,263,364
Unpaid claims and claim adjustment expenses - Florida business          $ 3,926,742       2,651,273
Unpaid claims and claim adjustment expenses - plan servicing            $ 5,977,171       8,094,763
Unpaid claims and claim adjustment expenses - fronting arrangements     $10,449,976      13,575,089

         Effective April 1, 2000 the Company entered into a quota share reinsurance agreement whereby it ceded 40% of its nonstandard personal auto writings in Florida to a non-affiliated reinsurer. This treaty was amended during the third quarter of 2000 and the ceding percentage was decreased to 20% effective April 1, 2000. The net adjustment due to the amendment resulted in an increase to income of $12,990 of which $6,495 was recognized in the third quarter of 2000 and the remainder will be recognized in the fourth quarter of 2000. The treaty year ends December 31, 2000.

         The Company remains directly liable to its policyholders for all policy obligations and the reinsuring companies are obligated to the Company to the extent of the reinsured portion of the risks. The Company does not have a provision for uncollectible reinsurance and does not feel one is warranted since all of the reinsurers on its working treaties are rate "A- (Excellent)" or better by A.M. Best Company and/or the Company is adequately collateralized on existing and anticipated claim recoveries.

(3)      Note Payable

         In December of 1998, the Company entered into a credit agreement with a commercial bank pursuant to which it borrowed $18,000,000. Interest is due monthly at an interest rate that approximates the 30-day London Interbank Offered Rate (LIBOR) plus 175 basis points (8.37% and 7.34375% at September 30, 2000 and December 31, 1999, respectively). Beginning in January 2000, principal payments of $500,000 are paid each quarter with the balance of $10,500,000 due at maturity on October 1, 2003. The Company recorded interest expense of $354,872 and $327,841 for the three months ended September 30, 2000 and 1999, respectively and $1,067,854 and $941,008 for the nine months ended September 30, 2000 and 1999, respectively. The Company paid interest of $357,889 and 327,841 for the three months ended September 30, 2000 and 1999, respectively and $944,089 and $1,042,872 for the nine months ended September 30, 2000 and 1999, respectively. The Company made principal payments of $500,000 in January, April, July and October 2000.

         General Agents Insurance Company of America, Inc. (General Agents), a wholly owned subsidiary of the Company, sustained operating losses in the nine month period ended September 30, 2000 because of the C & CAE experience. As a result, General Agents may not have the level of statutory earnings for the year ending December 31, 2000 required by the Company's credit agreement. The Company has apprised the bank of the situation and requested an amendment or waiver of the credit agreement covenant, which the bank has thus far declined to grant. The Company is seeking an acceptable resolution.

(4)      Shareholders' Equity

         As of September 30, 2000 there were 713,930 options, at an average exercise price of $8.54 per

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                  (Unaudited)


         share, that had been granted to officers and directors of the Company under the 1995 Stock Option Plan; 516,820 options, at an average exercise price of $5.57 per share, that had been granted to officers, directors and employees of the Company under the 1998 Long-Term Incentive Plan; and 579,710 options, at an average exercise price of $5.75 per share, that had been granted to Glenn W. Anderson under an employment agreement.

         The Company's policy is to pay a quarterly cash dividend of $.0175 per share every quarter until further action is taken by the Board of Directors. Dividends on preferred shares are paid as if those shares had been converted to common shares. A cash dividend of $478,971 was paid on October 13, 2000.

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

         The following tables present a summary of segment profit (loss) for the three months and nine months ending September 30, 2000 and 1999:


                                                       Three months ended September 30, 2000
                                         ------------------------------------------------------------------
                                          Commercial         Personal
                                            Lines              Lines            Other              Total
                                         ------------      ------------      ------------      ------------
                                                               (Amounts in thousands)
Gross premiums written                   $     26,300            13,974                --            40,274
                                         ============      ============      ============      ============
Premiums earned                          $     27,494            11,235                --            38,729
Net investment income                           2,221             1,246               273             3,740
Insurance services                                 --                23               168               191
Expenses                                      (38,992)          (14,162)             (619)          (53,773)
                                         ------------      ------------      ------------      ------------
    Operating  loss                            (9,277)           (1,658)             (178)          (11,113)
Net realized losses                                --                --              (119)             (119)
Interest expense                                   --              (355)               --              (355)
Amortization expense                               --              (247)               --              (247)
                                         ------------      ------------      ------------      ------------
    Loss before Federal income taxes     $     (9,277)           (2,260)             (297)          (11,834)
                                         ============      ============      ============      ============


In the third quarter of 2000 commercial lines results were adversely impacted by an increase in ultimate claim and claim adjustment expenses for prior accident years. In the third quarter of 2000 personal lines results were adversely impacted by an increase in ultimate claim and claim adjustment expenses for the current accident year.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                  (Unaudited)


                                                       Three months ended September 30, 1999
                                           ----------------------------------------------------------
                                           Commercial       Personal
                                             Lines            Lines          Other            Total
                                           ----------      ----------      ----------      ----------
                                                             (Amounts in thousands)
Gross premiums written                     $   24,854          10,546              --          35,400
                                           ==========      ==========      ==========      ==========
Premiums earned                            $   23,161           7,050              --          30,211
Net investment income                           1,300           1,081              --           2,381
Insurance services                                 --             247             235             482
Expenses                                      (24,095)         (6,978)            (91)        (31,164)
                                           ----------      ----------      ----------      ----------
    Operating income                              366           1,400             144           1,910
Net realized gains                                 --              --              23              23
Interest expense                                   --            (328)             --            (328)
Amortization expense                               --            (172)             --            (172)
                                           ----------      ----------      ----------      ----------
    Income before Federal income taxes     $      366             900             167           1,433
                                           ==========      ==========      ==========      ==========



                                                        Nine months ended September 30, 2000
                                         ------------------------------------------------------------------
                                          Commercial         Personal
                                            Lines             Lines             Other              Total
                                         ------------      ------------      ------------      ------------
                                                               (Amounts in thousands)

Gross premiums written                   $     86,864            41,716                --           128,580
                                         ============      ============      ============      ============
Premiums earned                          $     80,939            33,354                --           114,293
Net investment income                           6,014             3,321               916            10,251
Insurance services                                 --               689               544             1,233
Expenses                                      (97,497)          (37,556)           (1,467)         (136,520)
                                         ------------      ------------      ------------      ------------
    Operating income (loss)                   (10,544)             (192)               (7)          (10,743)
Net realized losses                                --                --            (1,900)           (1,900)
Interest expense                                   --            (1,068)               --            (1,068)
Amortization expense                               --              (716)               --              (716)
                                         ------------      ------------      ------------      ------------
    Loss before Federal income taxes     $    (10,544)           (1,976)           (1,907)          (14,427)
                                         ============      ============      ============      ============

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                  (Unaudited)


                                                                 Nine months ended September 30, 1999
                                                    ------------------------------------------------------------------
                                                     Commercial        Personal
                                                       Lines             Lines             Other               Total
                                                    ------------      ------------      ------------      ------------
                                                                           (Amounts in thousands)
Gross premiums written                              $     70,312            28,056                --            98,368
                                                    ============      ============      ============      ============
Premiums earned                                     $     66,732            12,732                --            79,464
Net investment income                                      5,594             1,274                --             6,868
Insurance services                                            --               964               678             1,642
Expenses                                                 (66,674)          (12,698)           (1,614)          (80,986)
                                                    ------------      ------------      ------------      ------------
    Operating income (loss)                                5,652             2,272              (936)            6,988
Net realized gains                                            --                --               681               681
Interest expense                                              --              (941)               --              (941)
Amortization expense                                          --              (517)               --              (517)
                                                    ------------      ------------      ------------      ------------
    Income (loss) before Federal income taxes       $      5,652               814              (255)            6,211
                                                    ============      ============      ============      ============

                         GAINSCO, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations



         Business Operation

         On January 7, 2000 the Company completed the acquisition of Tri-State, Ltd. (Tri-State), an insurance operation specializing primarily in underwriting, servicing and claims handling of personal auto insurance in Minnesota, North Dakota and South Dakota. The purchase price was approximately $6,000,000 with an additional payment of $1,148,454 made in July, 2000 and additional payments up to approximately $4,350,000 in cash possible over the next several years based on a conversion goal and specific profitability targets.

         Results of Operations

         Gross premiums written for the third quarter of 2000 were $40,273,882 versus $35,399,741 for the comparable 1999 period representing a 14% increase of which 10 percentage points (points) were attributable to personal lines and 4 points were attributable to commercial lines. For the first nine months of 2000 gross premiums written have increased 31% from the comparable 1999 period with personal lines accounting for 14 points and commercial lines accounting for 17 points of the increase. The following table compares the major product lines between the periods for gross premiums written.


                              Three months ended September 30                          Nine months ended September 30
                     ------------------------------------------------      ------------------------------------------------
                              2000                      1999                       2000                       1999
                     ---------------------      ---------------------      ---------------------      ---------------------
                                                             (Amounts in thousands)
Commercial lines     $ 26,300           65%     $ 24,854           70%      $86,864           71%     $ 70,312           71%
Personal lines         13,974           35        10,546           30        41,716           29        28,056           29
                     --------     --------      --------     --------      --------     --------      --------     --------
     Total           $ 40,274          100%     $ 35,400          100%     $128,580          100%     $ 98,368          100%
                     ========     ========      ========     ========      ========     ========      ========     ========


         COMMERCIAL LINES are up 6% for the third quarter of 2000 versus the comparable 1999 period and were up 24% for the first nine months of 2000 versus the comparable 1999 period. Commercial auto contributed 4 points of decrease for the third quarter and 8 points of the increase for the first nine months of 2000 versus the comparable 1999 period.

         The Company has decided to cease writing certain identified non-profitable commercial trucking business that had accounted for approximately $25 million in annual premiums. Exiting this book of business will occur over the next twelve months. Auto garage accounted for 2 points of the increase for the third quarter. The general liability line contributed 8 points to the increase for the third quarter and 14 points to the increase for the first nine months of 2000.

         PERSONAL LINES are up 33% for the third quarter of 2000 versus the comparable 1999 period and are up 49% for the first nine months of 2000 versus the comparable 1999 period. Umbrella liability writings recorded in the third quarter of 2000 account for 19 points of the increase for the quarter and 7 points of the increase for the first nine months of 2000 versus the comparable 1999 periods. Dwelling writings recorded in the third quarter of 2000 account for 12 points of the increase for the quarter and 5 points of the increase for the first nine months of 2000. Quarterly increases of the magnitude recorded in the third quarter of 2000 for umbrella liability and dwelling are not expected in the future. Personal auto writings contributed 9 points to the increase for the third quarter and 41 points to the increase for the first nine months of 2000. Mobile home writings contributed 7 points of decrease in the third quarter and 4 points of decrease for the first nine months of 2000. For the first nine months of 2000, gross premium percentages by significant product line were as follows: commercial auto (35%), personal auto (29%), general liability (18%) and auto garage (10%), with no other product line comprising 5% or more. Effective April 1, 2000, the Company entered into a quota share reinsurance agreement whereby it ceded 40% of its personal auto writings in Florida. This treaty was amended during the third quarter of 2000 and the ceding percentage was decreased to 20% effective April 1, 2000. Net premiums written for the third quarter of 2000 were up 4% over the comparable 1999 period and they were up 19% for the first nine months of 2000 versus the comparable 1999 period. Premiums earned increased 28% and 44% for the third quarter and first nine months of 2000 versus the comparable 1999 periods, respectively as a result of the continued increase in premiums written.

         Net investment income increased 57% and 49% for the third quarter and first nine months of 2000 versus the comparable 1999 periods, respectively. In the fourth quarter of 1999, Goff Moore Strategic Partners, L.P. (GMSP) invested approximately $30 million in the Company and took over management of the Company's investments. During the first nine months of 2000, approximately $76.9 million in bond securities were sold for a pre-tax loss of $1,899,944 and the proceeds were reinvested in bond securities with an average taxable equivalent yield increase of more than 150 basis points over the bond securities that were sold. The increase in investments and the increase in yield on the proceeds reinvested from the sales of bonds account for the increase in investment income. This strategy is expected to result in net realized losses for the year. The impact on book value is anticipated to be significantly less than the impact on earnings because the Company classifies its bond securities as available for sale so they have been recorded on the balance sheet at fair value. The scope and results of the investment redeployment will depend upon interest rates and timing of specific transactions.

         Insurance service revenues decreased in the third quarter and first nine months of 2000 from the comparable 1999 periods primarily as a result of a decrease in claim servicing revenues.

         Claims and claims adjustment expenses (C & CAE) increased $19,080,209 in the third quarter of 2000 from the comparable 1999 period. The C & CAE ratio was 105.7% in the third quarter of 2000 and 72.3% in the third quarter of 1999. C & CAE have increased 85% to $99,351,750 for the first nine months of 2000 from the comparable 1999 period. The C & CAE ratio was 86.9% for the first nine months of 2000 and 67.5% for the first nine months of 1999. Upon concluding its end of third quarter analysis of claims experience and trends, the Company determined it was necessary to increase expected ultimate liabilities by approximately $10 million for periods prior to 2000. The analysis revealed significant unexpected third quarter increases in underlying claims severity trends, primarily related to periods prior to 2000 for the commercial trucking business. The Company also increased claim reserves for the current accident year during the third quarter of 2000.

         The ratio of commissions to net premiums written was 21% for all periods presented. The change in deferred policy acquisition costs net of deferred ceding commission income resulted in a net decrease to income of $995,915 in the third quarter of 2000 and a net increase to income of $1,018,458 for the comparable 1999 period. A net decrease to income of $1,003,442 was recorded for the first nine months of 2000 compared to a net increase to income of $3,761,936 for the first nine months of 1999. The net decrease for the 2000 periods is primarily related to an increase in deferred ceding commission income as a result of the quota share reinsurance treaty the Company entered into beginning in the second quarter of 2000. Effective April 1, 2000, the Company entered into a quota share reinsurance agreement whereby it ceded 40% of its personal auto writings in Florida. This treaty was amended during the third quarter of 2000 and the ceding percentage was decreased to 20% effective April 1, 2000. The net adjustment due to the amendment resulted in an increase to income of $12,990 of which $6,495 was recognized in the third quarter of 2000 and the remainder will be recognized in the fourth quarter of 2000. The ratio of commissions and change in deferred policy acquisition costs to premiums earned was 22% for the third quarter of 2000 versus 21% for the comparable 1999 period and 22% for the first nine months of 2000 as compared to 21% for the comparable 1999 period.

         Interest expense from the note payable increased due to the increase in interest rates from the comparable 1999 period. Amortization expense increased in the third quarter and first nine months of 2000 versus the comparable 1999 periods as a result of the amortization of additional goodwill recorded on the Lalande earnout accrued in the fourth quarter of 1999 and the Tri-State acquisition completed in January 2000.

         Underwriting and operating expenses were up 45% in the third quarter of 2000 from the comparable 1999 period and were up 20% for the first nine months of 2000 from the comparable 1999 period primarily as a result of salary increases, personnel additions and bad debt reserve increases.

         The Company generated a tax benefit for the third quarter and first nine months of 2000 as a result of the loss recorded during these periods.

         Liquidity and Capital Resources

         The primary sources of the Company's liquidity are funds generated from insurance premiums, net investment income and maturing investments. The short-term investments and cash are intended to provide adequate funds to pay claims without selling the fixed maturity investments. The Company has short-term investments and cash that the Company believes are adequate liquidity for the payment of claims and other short-term commitments. This amount is large in relation to total investments because the funds received from GMSP in October 1999 have not been fully invested in bonds, stocks and alternative investments.

         With regard to long term liquidity, the average maturity of the investment portfolio is approximately 4 years. The fair value of the fixed maturity portfolio at September 30, 2000 was $1,078,002 above amortized cost.

         Premiums receivable decreased primarily as a result of the run-off of an assumption reinsurance treaty for personal auto business. Reinsurance balances receivable increased primarily due to an increase in paid loss recoverables from personal auto claims and from commercial excess casualty claims. Ceded unpaid claims and claim adjustment expenses decreased primarily as a result of a decrease in fronting and servicing carrier claim reserves. Ceded unearned premiums decreased primarily as a result of a decrease in fronting business. Deferred policy acquisition costs decreased as a result of an increase in deferred ceding commission income from the quota share reinsurance treaty. Current Federal income taxes recoverable and Deferred Federal income taxes recoverable both increased as a result of the loss recorded for the 2000 periods. Other assets increased primarily as a result of prepaid items in the agency operation. Goodwill increased primarily because of the Tri-State acquisition.

         Unpaid claims and claims adjustment expenses increased primarily due to claim reserve increases in the commercial auto line mentioned previously. Unearned premiums decreased primarily because of the decrease in fronting premiums mentioned previously. Accounts payable increased primarily because of the accrual for a book value adjustment and conversion payout on the Tri-State acquisition. Reinsurance balances payable increased primarily because of the quota share treaty on the Florida personal auto writings. Drafts payable increased primarily because of the increase in paid claims. The note payable decreased due to principal repayments made in the first, second and third quarters of 2000.

         General Agents Insurance Company of America, Inc. (General Agents), a wholly owned subsidiary of the Company, sustained operating losses in the nine month period ended September 30, 2000 because of the

         C & CAE experience discussed previously. As a result, General Agents may not have the level of statutory earnings for the year ending December 31, 2000 required by the Company's credit agreement. The Company has apprised the bank of the situation and requested an amendment or waiver of the credit agreement covenant, which the bank has thus far declined to grant. The Company is seeking an acceptable resolution.

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

         Forward Looking Statements

         Statements made in this report that are not strictly historical may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that important factors, representing certain risks and uncertainties, could cause actual results to differ materially from those contained in the forward-looking statements. These factors include, but are not limited to, (a) the ability to effect the successful exit from unprofitable trucking lines while maintaining and growing other profitable lines,
         (b) heightened competition from existing competitors and new competitor entrants into the Company's markets, (c) changes in the markets for the Company's various lines of business, (d) development and performance of new specialty programs, (e) the ongoing level of claims and claims-related expenses, (f) adequacy of claim reserves, (g) the ability to complete value-adding acquisitions and fully integrate newly acquired companies and their customers and managers into the Company, as well as, the ability to implement growth strategies which can achieve incremental value, (h) the effectiveness of the deployment of the Company's bond portfolio and other investment strategies implemented by the Company's investment manger, and (i) general economic conditions including fluctuations in interest rates. A forward-looking statement is relevant as of the date the statement in made. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which the statements are made.

                           PART II. OTHER INFORMATION

                         GAINSCO, INC. AND SUBSIDIARIES



       Item 1.  Legal Proceedings

                In the normal course of its operations, the Company has been named as defendant in various legal actions seeking payments for claims denied by the Company and other monetary damages. In the opinion of the Company's management, the ultimate liability, if any, resulting from the disposition of these claims will not have a material adverse effect on the Company's consolidated financial position or results of operations.

       Item 2.  Changes in Securities and Use of Proceeds

                None.

       Item 3.  Defaults on Senior Securities.

                None.

       Item 4.  Submission of Matters to a Vote of Security Holders

                An Annual Meeting of Shareholders of the Company was held on September 7, 2000, in Fort Worth, Texas. At the Annual Meeting, shareholders elected directors for the ensuing year and until their successors are duly elected and qualified, and ratified the selection by the Board of Directors of KPMG LLP as the Company's independent auditors for the year ending December 31, 2000. The results of the voting were as follows:


       Election of Directors                          For                        Withheld
       ---------------------                        ---------                   ---------

       Glenn W. Anderson                            23,529,728                  1,521,225
       J. Randall Chappel                           23,535,371                  1,515,582
       John C. Goff                                 23,535,366                  1,515,587
       Robert J. McGee, Jr.                         23,367,011                  1,683,942
       Joel C. Puckett                              23,535,728                  1,515,225
       Sam Rosen                                    23,534,728                  1,516,225
       Harden H. Wiedemann                          23,528,728                  1,522,225
       John H. Williams                             23,528,428                  1,522,525

                Ratification of appointment of independent auditors:


                                                      Abstentions and Brokers
           For                    Against                     Non-Votes
           ---                    -------             -----------------------
         23,627,269              1,360,735                     62,949

       Item 5.  Other Information

                None.

       Item 6.  Exhibits and Reports on Form 8-K

                (a) Exhibits

                     15. Awareness Letter of KPMG LLP
                     27. Financial Data Schedule for the period ended September
                         30, 2000

                (b) Reports on Form 8-K

                    No Form 8-K Report was filed by Registrant during its quarter ended September 30, 2000.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the Registrant as well as in his capacity as Chief Financial Officer.

                                        GAINSCO, INC.


Date:  November 13, 2000                By: /s/ Daniel J. Coots
                                            ------------------------------------
                                            Daniel J. Coots
                                            Senior Vice President, Treasurer and
                                               Chief Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER              DESCRIPTION
------              -----------


15                  Awareness Letter of KPMG LLP

27                  Financial Data Schedule for the period ended September 30,
                    2000