Form 10-K405
period 2000-12-31
GAINSCO INC
filed 2001-04-02
CIK 786344

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                      20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15 (d) of
                       The Securities Exchange Act of 1934

For the fiscal year ended                          Commission file number 1-9828
December 31, 2000



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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   X  Yes      No
                                    ---     ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of registrant's Common Stock ($.10) par value), registrant's only class of voting or non-voting common equity stock, held by non-affiliates of the registrant (19,176,363 shares) as of the close of the business on February 28, 2001 was $36,435,090 (based on the closing sale price of $1.90 per share on that date on the New York Stock Exchange).

As of February 28, 2001, there were 21,169,736 shares of the registrant's Common Stock ($.10 par value) outstanding.

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

     The Company is a property and casualty insurance company concentrating its efforts on three major nonstandard markets: commercial lines, personal lines and specialty lines. The commercial lines division includes commercial auto, garage, general liability and commercial property products. The personal lines division includes personal auto, umbrella and personal property products. The specialty lines division is focused on developing growth in professional liability products. The Company's insurance operations are conducted through four insurance companies: General Agents Insurance Company of America, Inc. ("General Agents"), an Oklahoma corporation; MGA Insurance Company, Inc.("MGAI"), a Texas corporation; GAINSCO County Mutual Insurance Company ("GCM"), a Texas chartered company: and Midwest Casualty Insurance Company ("MCIC"), a North Dakota insurance corporation acquired January 7, 2000. The Company is approved to write insurance in 48 states and the District of Columbia on a non-admitted basis and in 44 states and the District of Columbia on an admitted basis. The Company markets its commercial lines of insurance through 194 non-affiliated general agency offices and its personal line of insurance through approximately 1,145 non-affiliated retail agencies. Approximately 75% of the Company's gross premiums written during 2000 resulted from risks located in California, Florida, Georgia, Louisiana, Pennsylvania, and Texas.

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

     Through GCM, the Company has fronting agreements with two non-affiliated insurance companies. The business written under these agreements is ceded 100% to reinsurers rated "A (Excellent)" or better by A.M. Best Company ("Best's"), and 100% of the liabilities are fully collateralized with pledged investment grade securities or letters of credit.

RECENT DEVELOPMENTS

Preferred Stock Transactions

  Transactions with Goff Moore Strategic Partners, L.P. ("GMSP")

     1999 GMSP Transaction. On October 4, 1999 GNA sold to GMSP, for an aggregate purchase price of $31,620,000, (i) 31,620 shares of GNA's Series A Convertible Preferred Stock (the "Series A Preferred Stock"), which are convertible into 6,200,000 shares of GNA's Common Stock, par value $0.10 per share ("Common Stock"), at a conversion price of $5.10 per share (subject to adjustment for certain events), (ii) a five year warrant (the "Series A Warrant") to purchase an aggregate of 1,550,000 shares of Common Stock at an exercise price of $6.375 per share and (iii) a seven year warrant (the "Series B Warrant") to purchase an aggregate of 1,550,000 shares of Common Stock at an exercise of $8.50 per share. At closing GNA and its insurance company subsidiaries entered into Investment Management Agreements with GMSP pursuant to which GMSP manages their respective investment portfolios. Completion of this transaction (collectively, the "1999 GMSP Transaction") concluded the strategic alternatives review process that the Company initiated in 1998. See "Investment Strategy" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Business Operations."

     2001 GMSP Transaction. On March 23, 2001, the Company consummated a transaction (the "2001 GMSP Transaction") with GMSP pursuant to which, among other things, the Company issued shares of its newly created Series C Redeemable Preferred Stock (the "Series C Preferred Stock") to GMSP in exchange for an aggregate purchase price of $3.0 million in cash. In the 2001 GMSP Transaction, the warrants issued to GMSP in the 1999 GMSP Transaction were changed and the Company undertook to redeem the Series A Preferred Stock in 2006, subject to certain conditions. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Business Operations."

  Transaction with Robert W. Stallings

     On March 23, 2001, the Company consummated a transaction (the "Stallings Transaction") with Robert W. Stallings pursuant to which, among other things, the Company issued shares of its newly created Series B Redeemable Convertible Preferred Stock (the "Series B Preferred Stock") and a warrant to purchase an aggregate of 1,050,000 shares of GNA common stock at the defined Conversion Price in exchange for an aggregate purchase price of $3.0 million in cash. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Business Operations." Mr. Stallings has entered into a Consulting Agreement with the

Company and has been elected as non-executive Vice Chairman of the Board and a director of the Company.

     Change in A.M. Best Rating. On March 27, 2001, A.M. Best Co. downgraded the Company's insurance subsidiaries current rating of "A-" (Excellent) to "B++" (Very Good), and assigned a negative outlook.

     Reinsurance. Effective December 31, 2000 the Company entered into a quota share reinsurance agreement whereby the Company ceded 100% of its commercial auto liability unearned premiums and 50% of all other commercial business unearned premiums at December 31, 2000 to a non-affiliated reinsurer. For policies with an effective date of January 1, 2001 or subsequent, the Company entered into a quota share reinsurance agreement whereby the Company will cede 20% of its commercial business to a non-affiliated reinsurer. Also effective December 31, 2000, the Company entered into a reserve reinsurance cover agreement with a non-affiliated reinsurer. This agreement reinsures the Company's ultimate net aggregate liability in excess of $32,500,000 up to an aggregate limit of $57,150,000 for net commercial auto liability losses and loss adjustment expense incurred but unpaid as of December 31, 2000. The Company established a reinsurance balance receivable and a liability for funds held under reinsurance agreements for the reserves transferred at December 31, 2000.

     Exit from Trucking Lines. On November 13, 2000 the Company announced that, due to increases in underlying claims severity trends for the commercial trucking business, the Company decided it would cease writing certain identified non-profitable commercial trucking business that had accounted for approximately $25 million in annual premiums or about 15% of the Company's gross premiums written. See "Product Lines," "Reinsurance, Unpaid Claims and Claim Adjustment Expenses" and "Item 7. Management's Discussion and Analysis of Financial Condition And Results Of Operations."

     Tri-State Acquisition. On January 7, 2000, the Company acquired Tri-State, Ltd. ("Tri-State"), an insurance operation specializing in underwriting, servicing and claims handling of nonstandard personal auto insurance in Minnesota, North Dakota and South Dakota. Tri-State owns and operates a managing general agency, a motor vehicle driving records service company and an insurance subsidiary, MCIC. Tri-State was incorporated in 1980 and currently markets nonstandard personal auto insurance through over 540 retail agencies in its three key states and commercial automobile insurance in four states. The purchase price consideration consisted of $6,000,000 in cash at closing, plus additional payments of up to $5,500,000 in cash over the next several years, contingent on conversion of business to the Company, meeting specific profitability targets and Tri-State's 1999 year-end book value. Tri-State's insurance subsidiary, MCIC, had approximately $3,000,000 of policyholders' surplus at December 31, 1999.

PRODUCT LINES

     The Company's principal products serve certain nonstandard markets within the commercial lines and personal lines. The following table sets forth, for each product line, gross premiums written (before ceding any amounts to reinsurers), percentage of gross premiums written for the periods indicated and the number of policies in force at the end of each period.

                                                     As of and for the years ended December 31
                                      --------------------------------------------------------------------
                                              2000                   1999                    1998
                                      --------------------    --------------------    --------------------
                                                         (Dollar amounts in thousands)
Gross Premiums Written:
 Commercial Lines                     $113,354          68%   $ 97,139          73%   $ 88,188          97%
 Personal Lines                         54,932          32      36,759          27       2,974           3
                                      --------    --------    --------    --------    --------    --------
                                      $168,286         100%   $133,898         100%   $ 91,162         100%
                                      ========    ========    ========    ========    ========    ========
Policies in Force (End of Period)       87,048                  68,943                  38,939

Commercial Lines The commercial lines of insurance written by the Company include:

    Commercial Auto The commercial auto coverage underwritten by the Company includes risks associated with local haulers of specialized freight, tradespersons' vehicles and trucking companies. See "Recent Developments - Exit from Trucking Lines."

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

     Property The Company underwrites commercial property coverages that include fire, extended coverage and vandalism on commercial establishments packaged with its liability product or on a monoline basis.

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

Commercial Lines

     Prior to 1999, the Company wrote commercial casualty policy limits of $1,000,000. For policies with an effective date occurring from 1995 through 1998, the Company has first excess casualty reinsurance for 100% of casualty claims exceeding $500,000 up to the $1,000,000 limits, resulting in a maximum net claim retention per risk of $500,000 for such policies. During 1999 and 2000, the Company wrote commercial casualty policy limits of $5,000,000. For policies with an effective date occurring in 1999 or 2000, the Company has first excess casualty reinsurance for 100% of casualty claims exceeding $500,000 up to $1,000,000 and second excess casualty reinsurance for 100% of casualty claims exceeding $1,000,000 up to the $5,000,000 limits, resulting in a maximum net claim retention per risk of $500,000. The Company uses facultative reinsurance for policy limits written in excess of $5,000,000.

     Effective December 31, 2000 the Company entered into a quota share reinsurance agreement whereby the Company ceded 100% of its commercial auto liability unearned premiums and 50% of all other commercial business unearned premiums at December 31, 2000 to a non-affiliated reinsurer. For policies with an effective date of January 1, 2001 or subsequent, the Company entered into a quota share reinsurance agreement whereby the Company will cede 20% of its commercial business to a non-affiliated reinsurer. Also effective December 31, 2000, the Company entered into a reserve reinsurance cover agreement with a non-affiliated reinsurer. This agreement reinsures the Company's ultimate net aggregate liability in excess of $32,500,000 up to an aggregate limit of $57,150,000 for net commercial auto liability losses and loss adjustment expense incurred but unpaid as of December 31, 2000. The Company established a reinsurance balance receivable and a liability for funds held under reinsurance agreements for the reserves transferred at December 31, 2000.

     Prior to 2001, the Company had property excess per risk reinsurance that covered property claims exceeding $100,000 up to $5,000,000 net loss each risk. The Company used facultative reinsurance for limits written on individual risks in excess of $5,000,000. For 2001, the Company also carries property excess per risk reinsurance that covers property claims exceeding $150,000 up to $1,500,000 net loss each risk. The Company uses facultative reinsurance for limits written on individual risks in excess of $1,500,000.

     For 1998 through 2001, the Company also has excess casualty clash reinsurance for $5,000,000 in ultimate net losses on any one accident in excess of $1,000,000 in ultimate net losses arising out of the accident.

     The Company is operating under excess casualty reinsurance agreements with six reinsurance companies for its commercial lines business, each of which reinsures a given percentage of ceded risks. The Company's excess reinsurance is provided in varying amounts by these reinsurers who are rated "A (Excellent)" or better by Best's. See "Rating." The following table identifies each such reinsurer and sets forth the percentage of the coverage assumed by each of them:

                                                          Percentage of Risk Reinsured
                                            ----------------------------------------------------------
                                               2001              2000                    1999
                                            ----------  ----------------------  ----------------------
                                            1st Excess  1st Excess  2nd Excess  1st Excess  2nd Excess
                                            ----------  ----------  ----------  ----------  ----------
 Excess Reinsurer:

  American Re-insurance Company                    --%         35%         40%         --%         40%
  Dorinco Reinsurance Company                      --          --          --          35          --
  First Excess and Reinsurance Corporation         --          --          40          35          40
  Folksamerica Reinsurance Company                 --          15          --          --          --
  GE Reinsurance Corporation                       65          20          --          --          --
  GMAC Re/Motors Insurance Corporation             15          --          --          --          --
  Liberty Mutual Insurance Company                 20          20          20          20          20
  Republic Western Insurance Company               --          10          --          10          --
                                               ------      ------      ------      ------      ------
                                                  100%        100%        100%        100%        100%
                                               ======      ======      ======      ======      ======

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

     For its miscellaneous professional liability coverages, the Company has quota share reinsurance for 50% of the first $1,000,000 of professional liability claims resulting in a maximum net claim retention per risk of $500,000.

Personal Lines

     The Company's personal auto business is produced by NSL and Tri-State or written on a direct basis through MCIC. For business produced by NSL with an effective date of April 1, 2000 through December 31, 2000, the Company has excess of loss reinsurance for 100% of claims in excess of $25,000 up to the $100,000 policy limits and quota share reinsurance for 20% of the first $25,000 of claims resulting in a maximum net claim retention per risk of $20,000. For business produced by NSL with an effective date of January 1, 2001 or after, the Company has excess of loss reinsurance for 100% of claims in excess of $25,000 up to the $100,000 policy limits and quota share reinsurance for 50% of the first $25,000 of claims resulting in a maximum net claim retention per risk of $12,500.

     For business produced by Tri-State or written on a direct basis with MCIC with an effective date prior to January 1, 2001, the Company has excess of loss reinsurance for 100% of claims in excess of $25,000 up to the $100,000 policy limits and quota share reinsurance for 50% of the first $25,000 of claims resulting in a maximum net claim retention per risk of $12,500. For business produced by Tri-State or written on a direct basis with MCIC with an effective date of January 1, 2001 or after, the Company has excess of loss reinsurance for 100% of claims in excess of $25,000 up to the $100,000 policy limits and quota share reinsurance for 75% of the first $25,000 of claims resulting in a maximum net claim retention per risk of $6,250.

     For its umbrella coverages for 1999 through 2001, the Company has excess casualty reinsurance for 100% of umbrella claims exceeding $1,000,000 up to $10,000,000 policy limits. The Company also has quota share reinsurance for 75% of the first $1,000,000 of umbrella claims resulting in a maximum net claim retention per risk of $250,000.

     For its personal auto coverages for 1998 through 2001, the Company has excess casualty clash reinsurance for $5,000,000 in ultimate net losses on any one accident in excess of $1,000,000 in ultimate net losses arising out of the accident.

Commercial and Personal Lines

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

     Prior to 2001, the Company carried catastrophe property reinsurance to protect it against catastrophe occurrences for 95% of the property claims that exceed $500,000 but do not exceed $17,500,000 for a single catastrophe. Beginning in 2001, the Company carries catastrophe property reinsurance to protect it against catastrophe occurrences for 95% of the property claims that exceed $1,500,000 but do not exceed $13,000,000 for a single catastrophe as well as second event catastrophe property reinsurance for 100% of $1,000,000 excess of $500,000 on a second catastrophic event.

     Since 1995, the Company has had reinsurance fronting arrangements with non-affiliated insurance companies. The Company retains no portion of the business written under these agreements as it is 100% ceded to non-affiliated reinsurers. Although these cessions are made to authorized reinsurers rated "A (Excellent)" or better by Best's, the agreements require that collateral (in the form of trust agreements and/or letters of credit) be maintained to assure payment of the unearned premiums and unpaid claims and claim adjustment expenses relating to the risks insured under these fronting arrangements. See Note (5) of Notes to Consolidated Financial Statements.

     The Company has signed contracts in force for its reinsurance agreements for all years through 2000. The Company has written confirmations from reinsurers for 2001 regarding the basic terms and provisions under which they will assume the Company's risks, but, as of the date hereof, formal reinsurance contracts with these reinsurers have not been executed. It is customary in the industry for insurance companies and reinsurers to operate under such commitments pending the execution of formal reinsurance agreements. No assurance can be given that such reinsurance agreements will be executed or, if executed, that the terms and provisions thereof will not be modified.

MARKETING AND DISTRIBUTION

Commercial Lines

     The Company markets its commercial lines insurance products through 194 non-affiliated general agency offices that are compensated on a commission basis that varies by line of business. These general agents each represent several insurance companies, some of which may compete with the Company. The general agents solicit business from independent local agents or brokers, commonly referred to as retail agents, who are in direct contact with insurance buyers.

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

Personal Lines

     The Company markets its nonstandard personal auto insurance through approximately 1,145 non-affiliated retail agencies that are compensated on a commission basis. The retail agents may represent several insurance companies, some of which may compete with the Company.

     The Company utilizes the retail agency market because they are in direct contact with the insurance buyers. The Company requires that its retail agents have a specified level of errors and omissions insurance coverage.

     The Company has developed underwriting manuals to be used by its retail agents. The retail agents are authorized to bind the Company to provide insurance if the risks and terms involved in the particular coverage are within the underwriting guidelines set forth in the Company's underwriting manuals.

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

     The following table sets forth the changes in unpaid claims and claim adjustment expenses, net of reinsurance cessions, as shown in the Company's consolidated financial statements for the periods indicated:

                                                                        As of and for the years ended December 31
                                                                        -----------------------------------------
                                                                            2000          1999           1998
                                                                        ------------   ----------   -------------
                                                                                    (Amounts in thousands)
Unpaid claims and claim adjustment expenses, beginning of period          $  132,814      136,798      113,227
Less:  Ceded unpaid claims and claim adjustment expenses, beginning of
       period                                                                 37,299       35,030       29,524
                                                                          ----------   ----------   ----------
Net unpaid claims and claim adjustment expenses, beginning of period          95,515      101,768       83,703
                                                                          ----------   ----------   ----------
Net claims and claim adjustment expense incurred related to:
      Current period                                                         124,077       75,976       59,635
      Prior periods                                                           19,362          373       26,718
                                                                          ----------   ----------   ----------
        Total net claim and claim adjustment expenses incurred               143,439       76,349       86,353
                                                                          ----------   ----------   ----------
Net claims and claim adjustment expenses paid related to:
      Current period                                                          58,898       32,651       19,693
      Prior periods                                                           54,683       49,951       48,595
                                                                          ----------   ----------   ----------
        Total net claim and claim adjustment expenses paid                   113,581       82,602       68,288
                                                                          ----------   ----------   ----------
Net reserves acquired through purchase of subsidiary                           1,084           --           --
                                                                          ----------   ----------   ----------

Net unpaid claims and claim adjustment expenses, end of period               126,457       95,515      101,768
Plus:  Ceded unpaid claims and claim adjustment expenses, end of period       37,703       37,299       35,030
                                                                          ----------   ----------   ----------
Unpaid claims and claim adjustment expenses, end of period                $  164,160      132,814      136,798
                                                                          ==========   ==========   ==========

     For 2000 the development in claims and claim adjustment expenses incurred was primarily the result of unanticipated development of commercial auto claims for the 1999, 1997 and 1996 accident years. At December 31, 2000 the Company believes that the carried reserves and the reinsurance agreements currently in force are sufficient to support the future emergence of prior year claim and claim adjustment expenses. For 1998 the development in claims and claim adjustment expenses incurred was primarily the result of unanticipated development for commercial auto claims for the 1997, 1996 and 1995 accident years.

     The following table sets forth, as of December 31, 2000, 1999 and 1998, differences between the amount of net unpaid claims and claim adjustment expenses reported in the Company's statements, prepared in accordance with statutory accounting principles ("SAP"), and filed with the various state insurance departments, and those reported in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"):

                                                                                     As of December 31
                                                                              -------------------------------
                                                                                2000       1999        1998
                                                                              --------   --------    --------
                                                                                    (Amounts in thousands)

Net unpaid claims and claim adjustment expenses reported on a SAP basis       $126,457     96,472     102,404
Adjustments:
     Estimated recovery for salvage and subrogation                                 --       (957)       (636)
                                                                              --------   --------    --------

Net unpaid claims and claim adjustment expenses reported on a GAAP basis      $126,457     95,515     101,768
                                                                              ========   ========    ========

     In January, 2000, the Company elected to take estimated salvage and subrogation into account when determining ultimate incurred losses and unpaid losses for financial statements prepared in accordance with SAP. The effect on prior periods was reflected in the Company's statutory financial statements as an adjustment to policyholders' surplus.

     The following table represents the development of GAAP balance sheet reserves for the years ended December 31, 1990 through 2000. The top line of the table shows the reserves for unpaid claims and claim adjustment expenses for the current and all prior years as recorded at the balance sheet date for each of the indicated years. The reserves represent the estimated amount of claims and claim adjustment expenses for claims arising in the current and all prior years that are unpaid at the balance sheet date, including claims that have been incurred but not yet reported to the Company.

     The second portion of the following table shows the net cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year. The third portion of the table shows the reestimated amount of the previously recorded net unpaid claims and claim adjustment expenses based on experience as of the end of each succeeding year, including net cumulative payments made since the end of the respective year. For example, the 1994 liability for net claims and claim adjustment expenses reestimated six years later (as of December 31, 2000) was $68,660,000 of which $68,438,000 has been paid, leaving a net reserve of $222,000 for claims and claim adjustment expenses in 1994 and prior years remaining unpaid as of December 31, 2000.

     "Net cumulative deficiency" represents the change in the estimate from the original balance sheet date to the date of the current estimate. For example, the 1994 net unpaid claims and claim adjustment expenses indicates a $7,903,000 net deficiency from December 31, 1994 to December 31, 2000 (six years later). Conditions and trends that have affected development of liability in the past may or may not necessarily occur in the future. Accordingly, it may or may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

                                                         As of and for the years ended December 31
                          ------------------------------------------------------------------------------------------------------
                           1990     1991     1992     1993     1994     1995      1996      1997      1998      1999      2000
                          -------  -------  -------  -------  -------  -------   -------   -------   -------   -------   -------
                                                                  (Amounts in thousands)
Unpaid claims & claim
  adjustment expenses:
     Gross                 45,214   53,148   66,517   72,656   80,729   95,011   105,691   113,227   136,798   132,814   164,160
     Ceded                 16,308   15,105   16,594   16,701   19,972   24,650    26,713    29,524    35,030    37,299    37,703
                          -------  -------  -------  -------  -------  -------   -------   -------   -------   -------   -------
     Net                   28,906   38,043   49,923   55,955   60,757   70,361    78,978    83,703   101,768    95,515   126,457

Net cumulative paid as of:
     One year later        10,251   15,037   22,470   24,090   24,730   32,584    39,654    48,595    49,951    54,683
     Two years later       18,145   26,819   37,032   39,182   41,874   56,605    70,185    82,950    80,158
     Three years later     23,255   33,879   45,884   46,688   55,338   73,349    90,417   103,025
     Four years later      26,171   37,292   51,082   54,428   62,389   82,667   101,273
     Five years later      26,970   39,999   54,092   57,628   66,573   87,432
     Six years later       28,399   41,143   55,828   58,191   68,438
     Seven years later     28,734   42,020   56,754   59,733
     Eight years later     28,806   42,464   56,941
     Nine years later      29,109   42,540
     Ten years later       29,031

Net unpaid claims and
  claim adjustment expenses
  reestimated as of:

     One year later        28,354   38,528   54,150   59,573   61,157   75,703    87,095   110,421   102,141   114,877
     Two years later       28,479   42,235   57,223   59,922   62,296   80,356   104,588   111,981   111,861
     Three years later     30,035   43,217   57,459   59,247   63,871   88,867   105,386   121,024
     Four years later      30,129   42,493   56,832   58,414   67,442   89,030   111,314
     Five years later      29,022   42,191   56,337   59,735   67,607   91,641
     Six years later       29,073   41,984   56,721   59,695   68,660
     Seven years later     28,908   42,356   56,938   60,008
     Eight years later     28,828   42,527   57,354
     Nine years later      29,037   42,955
     Ten years later       29,031

Net cumulative
   deficiency                (125)  (4,912)  (7,431)  (4,053)  (7,903) (21,280)  (32,336)  (37,321)  (10,093)  (19,362)

     The deficiencies in the 1995 through 1999 years are primarily related to unanticipated development of commercial auto claims in those years as previously discussed. Net unpaid claims and claim adjustment expenses at December 31, 2000 were approximately $126,457,000, which the Company believes is adequate.

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

                                      Years ended December 31
                           ----------------------------------------------
                            2000      1999      1998      1997      1996
                           ------    ------    ------    ------    ------
COMPANY RATIOS

    Claims Ratio             95.6%     67.9%     95.9%     60.0%     54.3%
    Expense Ratio            28.6      30.7      37.9      34.4      34.5
                           ------    ------    ------    ------    ------
    Combined Ratio          124.2%     98.6%    133.8%     94.4%     88.8%
                           ======    ======    ======    ======    ======
INDUSTRY RATIOS(1)

    Claims Ratio             81.5%     78.6%     76.2%     72.8%     78.4%
    Expense Ratio            27.5      28.0      27.3      27.1      26.3
                           ------    ------    ------    ------    ------

    Combined Ratio          109.0%    106.6%    103.5%     99.9%    104.7%
                           ======    ======    ======    ======    ======

----------

(1) The property and casualty industry as a whole, not companies with comparable lines of coverage, was used in the calculation of these ratios by A.M. Best. Ratios for 2000 are A.M. Best estimates.

     The unfavorable variance to the industry for 2000 with regard to the claims ratio is primarily the result of unanticipated development of commercial auto claims for the 1999, 1997 and 1996 accident years. The favorable variance to the industry for 1999 with regard to the claims ratio is primarily the result of writing shorter duration business than the industry as a whole. The unfavorable variance to the industry with regard to the claims ratio in 1998 is largely related to unanticipated unfavorable claim development recorded in 1998 on the 1997, 1996 and 1995 accident years for the commercial auto liability line. For 1998, the increase in the unfavorable variance to the industry with regard to the expense ratio is largely because of downward adjustments in reinsurance commission income as a result of the unanticipated unfavorable claim development in 1998. For 1999 and prior years, the unfavorable variance to the industry with regard to the expense ratios is a function of the specific lines that the Company writes.

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

     The following table presents the Company's claims, expense and combined ratios on a GAAP basis:

                                       Years ended December 31
                           ----------------------------------------------
                            2000      1999      1998      1997      1996
                           ------    ------    ------    ------    ------
Claims Ratio                 94.7%     67.4%     93.7%     60.7%     54.7%
Expense Ratio                31.6      32.0      39.0      33.7      33.8
                           ------    ------    ------    ------    ------
Combined Ratio              126.3%     99.4%    132.7%     94.4%     88.5%
                           ======    ======    ======    ======    ======

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

                                              As of and for the years ended December 31
                                   --------------------------------------------------------------
                                      2000         1999         1998         1997          1996
                                   ----------    ---------    ---------    ---------    ---------
                                                    (Dollar amounts in thousands)
Net premiums written               $  117,497      130,105       87,040       98,858      109,227
Policyholders' surplus             $   77,532       69,155       71,826       78,496       59,012
Ratio                               1.52 to 1    1.88 to 1    1.21 to 1    1.26 to 1    1.85 to 1

INVESTMENT PORTFOLIO HISTORICAL RESULTS AND COMPOSITION

     The following table sets forth, for the periods indicated, the Company's investment results before income tax effects:

                                                                   As of and for the years ending December 31
                                                   --------------------------------------------------------------------
                                                      2000           1999           1998          1997          1996
                                                   ----------     ----------     ----------    ----------    ----------
                                                                        (Dollar amounts in thousands)

Average investments(1)                             $  246,091        228,945        212,215       209,121       192,221

Investment income                                  $   14,093          9,722          9,803         9,731         9,161
Return on average investments(2)                          5.7%           4.2%           4.6%          4.7%          4.8%
Taxable equivalent return on average investments          6.5%           5.7%           6.2%          6.5%          6.6%
Net realized gains (losses)                        $   (1,907)           606            693           327           472

Net unrealized gains (losses)(3)                   $    5,906         (3,456)         2,922         2,422         1,559

----------

(1) Average investments is the average of beginning and ending investments at amortized cost, computed on an annual basis.
(2)  Includes taxable and tax-exempt securities.
(3)  Includes net unrealized gains (losses) for total investments.

     The following table sets forth the composition of the investment portfolio of the Company.

                                                                                As of December 31
                                            ---------------------------------------------------------------------------------------
                                                       2000                           1999                           1998
                                            --------------------------      --------------------------      -----------------------
                                                                   (Dollar amounts in thousands)
                                             Amortized         Fair         Amortized         Fair          Amortized       Fair
                                               Cost           Value            Cost           Value            Cost        Value
                                            ----------      ----------      ----------      ----------      ----------   ----------
Type of Investment

 Fixed Maturities:
  Bonds held to maturity:
    U.S. Government securities              $       --              --              --              --           5,668        5,887
    Tax-exempt state and municipal bonds            --              --              --              --          54,120       55,091

  Bonds available for sale:
    U.S. Government securities                  21,138          21,317          24,365          24,029          13,734       13,969
    Tax-exempt state and municipal              45,284          45,472         148,983         146,204         130,072      131,619
     bonds
    Corporate bonds                            121,564         125,553          27,067          26,844              --           --

  Certificates of deposit                          845             845             455             455             595          595
 Common stock                                    6,027           7,716              --              --              --           --
 Other investments                               4,581           4,442           1,288           1,170             318          269
                                            ----------      ----------      ----------      ----------      ----------   ----------

                                               199,439         205,345         202,158         198,702         204,507      207,430
                                            ----------      ----------      ----------      ----------      ----------   ----------

Short-term investments                          40,840(1)       40,840(1)       46,478(1)       46,478(1)        4,749        4,749
                                            ----------      ----------      ----------      ----------      ----------   ----------
        Total investments                   $  240,279         246,185         248,636         245,180         209,256      212,179
                                            ==========      ==========      ==========      ==========      ==========   ==========

----------

(1) Includes proceeds from 1999 GMSP Transaction and funds accumulated pending assumption of investment management of portfolio by GMSP. As these funds are invested by GMSP in longer term investments, the proportion of the portfolios invested in short-term investments is expected to return closer to historical levels.

     The maturity distribution of the Company's investments in fixed maturities is as follows:

                                                          As of December 31
                                         ----------------------------------------------------
                                                    2000                      1999
                                         ------------------------    ------------------------
                                                    (Dollar amounts in thousands)
                                          Amortized                    Amortized
                                            Cost         Percent         Cost        Percent
                                         ----------    ----------    ----------    ----------
Within 1 year                            $   22,203          11.8%   $   42,770          21.3%
Beyond 1 year but within 5 years            102,822          54.4       113,979          56.7
Beyond 5 years but within 10 years           59,531          31.5        35,123          17.5
Beyond 10 years but within 20 years           4,275           2.3         5,622           2.8
Beyond 20 years                                  --            --         3,376           1.7
                                         ----------    ----------    ----------    ----------

                                         $  188,831         100.0%   $  200,870         100.0%
                                         ==========    ==========    ==========    ==========
Average duration                            2.9 yrs                     2.6 yrs

     As of December 31, 2000 and 1999, the Company did not have any non-performing fixed maturity securities. In the quarter ended December 31, 1999 all bonds classified as held to maturity were transferred to the available for sale classification and adjusted to fair value. The amortized cost at the date of transfer for these bonds was $41,069,988 and the fair value was $41,036,014, resulting in an unrealized loss before Federal income taxes of $33,794. The Company made this change since it no longer invests in bonds with the intent of holding them to maturity. See Note (1) of Notes to Consolidated Financial Statements.

INVESTMENT STRATEGY

     Commencing with the closing of the 1999 GMSP Transaction on October 4, 1999, the investment portfolios of GNA and its insurance company subsidiaries are managed by GMSP pursuant to its Investment Management Agreements with the respective companies. The investment policies are subject to the oversight and direction of the Investment Committees of the Boards of Directors of the respective companies. The respective Investment Committees consist entirely of directors not affiliated with GMSP.

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

     Approximately $80.5 million of the bond securities held in the insurance company subsidiaries were redeployed during the year 2000 in an attempt to increase the taxable equivalent yield. This repositioning involved selling both taxable and tax-exempt bonds with a lower effective taxable equivalent interest yields and reinvesting the proceeds in corporate debt with a higher effective taxable equivalent interest yield. This strategy resulted in net realized before tax investment losses of $1,906,911 in 2000. The unrealized gain associated with the investment portfolio was $3,897,371 (net of tax effects) at December 31, 2000. See Note (3) of Notes to Consolidated Financial Statements.

RATING

     A.M. Best Co. has currently assigned to the Company a pooled rating of "B++ (Very Good)", with a negative outlook. Best's ratings are based on an analysis of the financial condition and operation of an insurance company as they relate to the industry in general.

GOVERNMENT REGULATION

     The Company's insurance companies are subject to varied governmental regulation in the states in which they conduct business. Such regulation is vested in state agencies having broad administrative power dealing with all aspects of the Company's business and is concerned primarily with the protection of policyholders rather than shareholders.

     The Company is also subject to statutes governing insurance holding company systems in the states of Oklahoma, Texas and North Dakota. These statutes require the Company to file periodic information with the state regulatory authorities, including information concerning its capital structure, ownership, financial condition and general business operation. These statutes also limit certain transactions between the Company and its insurance companies, including the amount of dividends which may be declared and paid by the insurance companies, (see Note (7) of Notes to Consolidated Financial Statements). Additionally, the Oklahoma, Texas and North Dakota statutes restrict the ability of any one person to acquire 10% or more of the Company's voting securities without prior regulatory approval.

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

EMPLOYEES

     As of December 31, 2000, the Company employed 339 persons, of whom 23 were officers, 296 were staff and administrative personnel, and 20 were part-time employees. The Company is not a party to any collective bargaining agreement. The Company believes that its relations with its employees are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning the executive officers of the Company as of March 30, 2001 is set forth below:

         Name                         Age                      Position with the Company
         ----                         ---                      -------------------------

     Glenn W. Anderson                 48             President, Chief Executive Officer and Director

     Richard M. Buxton                 52             Senior Vice President

     Daniel J. Coots                   49             Senior Vice President and Chief Financial Officer

     J. Landis Graham                  46             Senior Vice President

     McRae B. Johnston                 50             President, National Specialty Lines, Inc.

     Richard A. Laabs                  45             Senior Vice President

     Joseph W. Pitts                   37             Senior Vice President

     Stephen L. Porcelli               38             Senior Vice President

     Carolyn E. Ray                    48             Senior Vice President

     Sam Rosen                         65             Secretary and Director

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

ITEM 2. PROPERTIES

     The Company owns its corporate offices which provide approximately 35,000 square feet of office space and additional parking. Future expansion could be possible by converting the parking area into office space.

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
1998 Third Quarter                       7 15/16       5 15/16
1998 Fourth Quarter                      7 1/8         5 15/16

1999 First Quarter                       6 7/16        4 13/16
1999 Second Quarter                      5 7/8         3 15/16
1999 Third Quarter                       6 13/16       5 3/16
1999 Fourth Quarter                      6 5/16        5 3/8

2000 First Quarter                       6 5/16        5 1/2
2000 Second Quarter                      6             4 9/16
2000 Third Quarter                       4 15/16       3 11/16
2000 Fourth Quarter                      4 1/4         2 3/8

     Cash dividends of $.0175 per share were paid to shareholders of record on March 31, June 30, September 30 and December 31, 1998, March 31, June 30, September 30 and December 31, 1999 and March 31, June 30, September 30 and December 31, 2000. In February 2001, the Company discontinued quarterly dividends on the common stock.

     As of February 28, 2001, there were 279 shareholders of record of GNA's Common Stock.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data presented below for, and as of the end of each of the years ended December 31, have been derived from the consolidated financial statements of the Company which have been audited by KPMG LLP, independent certified public accountants. The consolidated balance sheets as of December 31, 2000 and 1999, and the consolidated statements of operations, shareholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2000, and the independent auditors report thereon are included elsewhere in this document. The information presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," consolidated financial statements and the notes thereto, and the other financial information included herein.

                                                                      Years ended December 31
                                               ---------------------------------------------------------------------
                                                  2000           1999           1998           1997          1996
                                               ----------     ----------     ----------     ----------    ----------
                                                     (Dollar amounts in thousands, except per share data)

Income Data:
Gross premiums written (1)                     $  168,286        133,898         91,162         99,776       110,000
Ceded premiums written                             49,463          2,761          2,603          1,637         1,749
                                               ----------     ----------     ----------     ----------    ----------
Net premiums written                              118,823        131,137         88,559         98,139       108,251
Decrease (increase) in unearned premiums           32,633        (17,857)         3,644          4,117        (1,458)
                                               ----------     ----------     ----------     ----------    ----------
Net premiums earned                               151,456        113,280         92,203        102,256       106,793
Net investment income                              14,093          9,722          9,803          9,731         9,161
Net realized gains (losses)                        (1,907)           606            693            327           472
Insurance services                                  1,054          1,849          2,927          2,631         2,379
                                               ----------     ----------     ----------     ----------    ----------
      Total revenues                              164,696        125,457        105,626        114,945       118,805
                                               ----------     ----------     ----------     ----------    ----------
Claims and claim adjustment expenses              143,439         76,349         86,353         62,086        58,379
Policy acquisition costs                           33,326         24,288         23,619         22,552        23,828
Underwriting and operating expense                 18,880         16,479         16,934         15,545        15,499
                                               ----------     ----------     ----------     ----------    ----------
      Total expenses                              195,645        117,116        126,906        100,183        97,706
                                               ----------     ----------     ----------     ----------    ----------

        Income (loss) before taxes                (30,949)         8,341        (21,280)        14,762        21,099
Income tax expense (benefit)                      (11,398)         1,214         (9,617)         2,838         5,079
                                               ----------     ----------     ----------     ----------    ----------
        Net income (loss) (2)                  $  (19,551)         7,127        (11,663)        11,924        16,020
                                               ==========     ==========     ==========     ==========    ==========

Earnings (loss) per share:
     Basic                                     $     (.97)           .34           (.56)           .57           .75
                                               ==========     ==========     ==========     ==========    ==========
     Diluted                                   $     (.97)           .32           (.56)           .56           .74
                                               ==========     ==========     ==========     ==========    ==========

GAAP insurance ratios:
     Claims ratio                                    94.7%          67.4%          93.7%          60.7%         54.7%
     Expense ratio                                   31.6           32.0           39.0           33.7          33.8
                                               ----------     ----------     ----------     ----------    ----------
     Combined ratio                                 126.3%          99.4%         132.7%          94.4%         88.5%
                                               ==========     ==========     ==========     ==========    ==========

                                                                           As of December 31
                                                     --------------------------------------------------------------
                                                        2000         1999         1998         1997         1996
                                                     ----------   ----------   ----------   ----------   ----------
                                                          (Dollar amounts in thousands, except per share data)
Balance Sheet Data:

Investments                                          $  246,185      245,180      210,989      216,802      203,831

Premiums receivable                                  $   25,471       25,432       14,885       14,250       15,825

Ceded unpaid claims and claim adjustment expense     $   37,703       37,299       35,030       29,524       26,713

Ceded unearned premiums                              $   45,995       23,149       22,388       19,146       16,280

Deferred policy acquisition costs                    $    2,302       14,928       11,320       11,618       12,634

Property and equipment                               $    7,944        6,855        6,717        6,941        6,981

Goodwill                                             $   22,797       18,351       17,058           --           --

Total assets                                         $  475,043      395,648      345,590      313,685      296,846

Unpaid claims and claim adjustment expenses          $  164,160      132,814      136,798      113,227      105,692

Unearned premiums                                    $   72,578       82,220       63,602       64,005       65,255

Note payable                                         $   16,000       18,000       18,000           --           --

Total liabilities                                    $  351,938      257,949      240,106      195,123      187,493

Shareholders' equity                                 $  123,104      137,699      105,484      118,562      109,353

Shareholders' equity per share (3)                   $     4.50         5.08         5.05         5.68         5.19

----------

(1)  Excludes premiums of $26,973,000 in 2000, $58,137,000 in 1999, $47,588,000
     in 1998, $40,136,000 in 1997 and $31,603,000 in 1996 from the Company's fronting arrangements, the commercial automobile plans of Arkansas, California, Louisiana, Mississippi, and Pennsylvania under which the Company was a servicing carrier and the reinsurance arrangement in Florida whereby MGAI premiums are ceded to a non-affiliated reinsurer and assumed by General Agents.

(2) Includes after tax net realized gains (losses) from securities transactions of $(1,258,000), $400,000, $457,000, $212,000, and $307,000 for 2000, 1999,
     1998, 1997, and 1996, respectively.

(3) Based on shares of Common Stock outstanding of 27,369,736, 27,119,833, 20,896,563, 20,874,224 and 21,087,407 at the end of 2000, 1999, 1998, 1997
     and 1996, respectively. Common Stock outstanding at December 31, 2000 and 1999 assumes conversion of the Series A Convertible Preferred stock that was issued in the 1999 GMSP transaction.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

BUSINESS OPERATIONS

     In 2000, the Company recorded a net loss of $19,551,365, or $.97 per share (basic), primarily as a result of significant unfavorable claims experience in the commercial auto liability line of business. The Company is no longer writing certain identified nonprofitable coverages that had accounted for approximately $25 million in annual premiums in the commercial trucking portion of this line of business. The Company materially increased the ultimate estimated liabilities for the line and entered into a reinsurance agreement, effective December 31, 2000, that provides significant additional protection in the event of further adverse reserve development. Additionally, the Company has reinsured the run-off of this business in 2001. In 1999, net income was $7,127,137, or $.32 per share (diluted), compared to a net loss in 1998 of $11,662,564, or $.56 per share (basic). The Company recorded GAAP combined ratios of 126.3% in 2000, 99.4% in 1999 and 132.7% in 1998.

     On October 23, 1998, the Company completed the acquisition of the Lalande Financial Group, Inc. ("Lalande Group"). The Lalande Group includes National Specialty Lines, Inc. ("NSL") and DLT Insurance Adjusters, Inc. ("DLT"). NSL is a managing general agency that markets nonstandard personal auto insurance through approximately 605 retail agencies in Florida. DLT is an automobile claims adjusting firm that provides claim services on NSL produced business and to outside parties. The purchase price was for $18,000,000 in cash paid at closing plus up to an additional $22,000,000 in cash to be paid over approximately five years contingent upon the operating performance of the Lalande Group. The Company paid $2,000,000 of the operating performance contingency in April of 2000.

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

     On January 7, 2000, the Company acquired Tri-State, Ltd. ("Tri-State"), an insurance operation specializing in underwriting, servicing and claims handling of nonstandard personal auto insurance in Minnesota, North Dakota and South Dakota. Tri-State owns and operates a managing general agency, a motor vehicle driving records service company and an insurance subsidiary, MCIC. Tri-State was incorporated in 1980 and currently markets nonstandard personal auto insurance through over 540 retail agencies in its three key states and commercial automobile insurance in four states. The purchase price consideration consisted of $6,000,000 in cash at closing, plus additional payments of up to $5,500,000 in cash over the next several years, contingent on conversion of business to the Company, meeting specific profitability targets and Tri-State's 1999 year-end book value. Tri-State's insurance subsidiary, MCIC, had approximately $3,000,000 of policyholders' surplus at December 31, 1999.

 Transactions with Goff Moore Strategic Partners, L.P. ("GMSP")

     1999 GMSP Transaction. On October 4, 1999, GNA sold to GMSP, for an aggregate purchase price of $31,620,000, (i) 31,620 shares of Series A Preferred Stock, which are convertible into 6,200,000 shares of Common Stock at a conversion price of $5.10 per share (subject to adjustment for certain events),
(ii) the Series A Warrant to purchase an aggregate of 1,550,000 shares of Common Stock at an exercise price of $6.375 per share and (iii) the Series B Warrant to purchase an aggregate of 1,550,000 shares of Common Stock at an exercise of $8.50 per share. At closing GNA and its insurance company subsidiaries entered into Investment Management Agreements with GMSP, pursuant to which GMSP manages their respective investment portfolios. Completion of the 1999 GMSP Transaction concluded the strategic alternatives review process that the Company initiated in 1998. Proceeds from the 1999 GMSP Transaction were available for acquisitions, investments and other corporate purposes. See "Investment Strategy" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Operations."

     2001 GMSP Transaction. On March 23, 2001, the Company consummated the 2001 GMSP Transaction with GMSP pursuant to which, among other things, the Company issued shares of its newly created Series C Preferred Stock to GMSP in exchange for an aggregate purchase price of $3.0 million in cash.

     The annual dividend rate on the Series C Preferred Stock is 10% during the first three years and 20% thereafter. Unpaid dividends are cumulative and compounded. The Series C Preferred Stock is redeemable at the Company's option after five years and at the option of the majority holders after six years. The Series C Preferred Stock is not convertible into Common Stock.

     The agreement with GMSP was conditioned upon the following changes in the securities currently held by GMSP. The exercise prices of the Series A Warrant and the Series B Warrant held by GMSP were amended to equal a defined Conversion Price (see below) and 115% of the defined Conversion Price, respectively. Each of these warrants provides for the purchase of 1,550,000 million shares of Common stock, subject to adjustment. Further, GNA is required to redeem the outstanding shares of its Series A Preferred Stock on January 1, 2006, subject to certain conditions. Any Series A Preferred Stock unredeemed for any reason after that date would accrue interest, payable quarterly at a rate equal to eight percent per year with any unpaid interest compounded annually.

     The agreement with GMSP provides an opportunity to convert GNA holding company illiquid investments with a cost of $4.2 million to cash as of November 2002, as follows: GNA could at its option require GMSP to purchase the illiquid investments for $2.1 million, less any future cash received prior to November 2002 from the investments. GMSP could at its option require GNA to sell the illiquid investments to GMSP for $4.2 million, less any future cash received prior to November 2002 from the investments.

 Transactions with Robert W. Stallings

     On March 23, 2001, the Company consummated the Stallings Transaction pursuant to which, among other things, the Company issued shares of its newly created Series B Preferred Stock and a warrant to purchase an aggregate of 1,050,000 shares of Common Stock at the defined Conversion Price in exchange for an aggregate purchase price of $3.0 million in cash. The annual dividend provisions and the redemption provisions of the Series B Preferred Stock are the same as those for the Series C Preferred Stock. The Series B Preferred Stock is convertible into Common Stock at the defined Conversion Price. Subject to adjustment for certain events, the Series B Preferred Stock is convertible into a maximum of 1,333,333 shares of Common Stock. The term of the warrant is five years. Mr. Stallings was elected non-executive Vice Chairman of the Board and a director of the Company.

     A defined Conversion Price formula, subject to standard adjustments, will be used to determine the conversion price for the Series B Preferred Stock and to determine the exercise prices for the Stallings warrant and as the base for the amended exercise prices of the GMSP warrants. The Conversion Price will be equal to the lesser of tangible book value per share of GNA Common Stock as of June 30, 2001, or 110% of the average closing price per share of GNA common stock for the 30 trading days immediately prior to April 30, 2001. Under no circumstance may the Conversion Price be less than $2.25.

     The discussion below primarily relates to the Company's insurance operations, although the selected consolidated financial data appearing elsewhere is on a consolidated basis. The expense item "Underwriting and operating expenses" includes the operating expenses of the computer software, plan servicing and premium finance operations.

RESULTS OF OPERATIONS

     Gross premiums written in 2000 of $168,285,832 were 26% above the $133,898,001 recorded in 1999 primarily because of increases in commercial specialty lines, personal auto business written in Florida and personal umbrella business written in 2000. The 47% increase recorded in 1999 from 1998 was primarily due to the personal auto business written in Florida beginning in late 1998. The following table compares the major product lines between the years for gross premiums written:

                                                             Years ended December 31
                                      ---------------------------------------------------------------------
                                               2000                     1999                    1998
                                      ---------------------    ---------------------    -------------------
                                                           (Dollar amounts in thousands)
Gross Premiums Written:
     Commercial Lines                 $  113,354         67%   $   97,139         73%   $   88,188       97%
     Personal Lines                       54,932         33        36,759         27         2,974        3
                                      ----------    -------    ----------    -------    ----------    -----
                                      $  168,286        100%   $  133,898        100%   $   91,162      100%
                                      ==========    =======    ==========    =======    ==========    =====
Policies in Force (End of Period)         87,048                   68,943                   38,939

     COMMERCIAL LINES grew 17% in 2000 and 10% in 1999. Commercial auto contributed 2 points to the increase in 2000. Commercial auto contributed 7 points to the increase in 1999. The garage product increased slightly in 2000 but decreased in 1999 and accounted for 3 points of decrease in 1999. Pricing pressure and new entrants to the garage market are the primary reasons for the results in both years. The general liability line contributed 10 points to the increase in 2000 and 3 points to the increase in 1999. The large increase in 2000 is primarily attributable to specialty lines of business in professional liability and directors and officers liability.

     PERSONAL LINES increased 49% in 2000 primarily as a result of nonstandard auto and umbrella business. The large increase in personal lines in 1999 was the result of the Florida nonstandard auto business the Company began writing in late 1998.

     For 2000 gross premiums written percentages by significant product line are as follows: commercial auto (34%), personal auto (28%), general liability (19%) and garage (11%), with no other product line comprising 5% or more. Premiums earned increased 34% in 2000 and 23% in 1999 primarily as a result of the level of premiums written.

     Net investment income increased 45% in 2000 from 1999 after a decrease of 1% in 1999 from 1998. During 2000, approximately $80.5 million in bond securities were sold for a pre-tax loss of $1,906,911 and a large portion of the proceeds were reinvested in bond securities with an average taxable equivalent yield of more than 150 basis points over the bond securities that were sold. The increase in investments and the increase in yield on the proceeds reinvested from the sales of bonds account for the increase in investment income in 2000. The decrease in 1999 was the result of reinvesting maturities through the first nine months in shorter durations that had lower yields. In the fourth quarter of 1999 GMSP invested approximately $30 million in the Company and took over management of the Company's investments. Investment income in the fourth quarter of 1999 increased over the comparable 1998 period and offset a large portion of the decrease in investment income recorded during the first nine months of 1999 when compared to the first nine months of 1998. At December 31, 2000, 94% of the Company's investments were investment grade with an average duration of approximately 2.9 years. On a taxable equivalent basis the return on average investments was 6.5% in 2000, 5.7% in 1999, and 6.2% in 1998. The Company classifies its bond securities as available for sale. The Company does not have any non-performing fixed maturity securities. The unrealized gain associated with the investment portfolio was $3,897,371 (net of tax effects) at December 31, 2000.

     The Company recorded net realized capital losses of $1,906,911 in 2000 versus net realized capital gains of $605,606 in 1999 and $692,510 in 1998. All of these gains and losses were generated from the bonds available for sale category of the fixed maturity portfolio.

     Insurance service revenues decreased $794,453 in 2000 from 1999 and $1,078,997 in 1999 from 1998. The decrease in 2000 was primarily a result of the decrease in claim adjusting service revenues. The decrease in 1999 was primarily a result of the run-off of the plan servicing business and the sale of the computer software operation.

     Claims and claim adjustment expenses ("C & CAE") increased $67,090,034 in 2000 from 1999 and decreased $10,003,936 in 1999 from 1998. The C & CAE ratio was 94.7% in 2000, 67.4% in 1999 and 93.7% in 1998. The ratio in 2000 is above the 1999 level primarily because of significant unfavorable claims experience in the commercial auto liability line of business for the current and prior accident years. As mentioned previously, the Company is ceasing to write new policies in the trucking portion in this line of business and has reinsurance agreements in place that are expected to minimize future adverse results from this line of business. The C & CAE ratio of 93.7% in 1998 was primarily related to unanticipated unfavorable development from the 1997, 1996 and 1995 accident years for commercial auto liability. With regard to environmental and product liability claims, the Company has an immaterial amount of exposure. The Company does not provide environmental impairment coverage and excludes pollution and asbestos related coverages in its policies. The Company's premium writings for product liability coverages are immaterial.

     Inflation impacts the Company by causing higher claim settlements than may have originally been estimated. Inflation is implicitly reflected in the reserving process through analysis of cost trends and review of historical reserve results.

     The ratio of commissions and the change in deferred policy acquisition costs and deferred ceding commission income to net premiums earned is 22% in 2000, 21% in 1999 and 26% in 1998. The decrease in 1999 from 1998 is primarily due to a reduction in reinsurance commission income of approximately $3,318,000 that was recorded in 1998. This was a result of unfavorable development in C & CAE incurred in 1998.

     Interest expense from the note payable increased in 2000 as a result of higher interest rates. Amortization expense increased in 2000 as a result of the amortization of goodwill related to the Tri-State acquisition. Interest and amortization expense increased in 1999 from 1998 primarily as a result of recording a full year of expenses in 1999 versus approximately three months of expenses in 1998.

     Underwriting and operating expenses were up 14% in 2000 from 1999, but were down 13% in 1999 from 1998. The increase for 2000 was primarily due to salary increases, personnel additions and bad debt reserve increases. The decrease for 1999 was primarily due to approximately $2 million in non-recurring expenses associated with a reduction in the number of employees, legal fees and consulting fees that were incurred in 1998.

     The effective tax rate of 15% for 1999 was primarily the result of tax-exempt income comprising a major portion of income before taxes. For 2000 and 1998 the Company generated a current tax benefit as a result of a net loss from operations. The effective tax benefit rate for 2000 was 37%. The effective tax benefit rate for 1998 of 45% is above the Federal statutory rate largely because of tax-exempt interest income. A reconciliation between income taxes computed at the Federal statutory rates and the provision for income taxes is included in Note (6) of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Parent Company

     GAINSCO, INC. (GNA) is a holding company that provides administrative and financial services for its wholly owned subsidiaries. GNA needs cash for: (1) principal and interest on the note payable, (2) dividends on common and preferred stock, (3) administrative expenses, (4) income taxes, and (5) investments. In February, 2001, GNA discontinued its policy of paying dividends to common shareholders. The primary sources of cash to meet these obligations included statutory permitted payments from certain insurance subsidiaries including: (1) dividend payments, (2) surplus debenture interest payments, and
(3) tax sharing payments. Subject to credit agreement restrictions, GNA may also obtain cash through the sale of subsidiaries or assets and through the issuance of common or preferred stock. The Company believes sufficient cash dividends are available from the insurance subsidiaries to meet its obligations for 2001.

Subsidiaries, Principally Insurance Operations

     The primary sources of the insurance subsidiaries' liquidity are funds generated from insurance premiums, net investment income and maturing investments. The short-term investments and cash are intended to provide adequate funds to pay claims without selling fixed maturity investments. At December 31, 2000, the insurance subsidiaries held short-term investments and cash that the insurance subsidiaries believe are adequate liquidity for the payment of claims and other short-term commitments.

     With regard to long term liquidity, the average duration of the investment portfolio is approximately 2.9 years. The fair value of the fixed maturity portfolio at December 31, 2000 was $4,356,723 above amortized cost. With regard to the availability of funds to the holding company, see Note (7) of Notes to Consolidated Financial Statements for restrictions on the payment of dividends by the insurance companies. Various insurance departments of states in which the Company operates require the deposit of funds to protect policyholders within those states. At December 31, 2000 and 1999, the balance on deposit for the benefit of such policyholders totaled $16,507,427 and $14,832,735, respectively.

     Effective December 31, 2000, the insurance subsidiaries entered into a quota share reinsurance agreement whereby the Company ceded 100% of its commercial auto liability unearned premiums and 50% of all other commercial business unearned premiums at December 31, 2000 to a non-affiliated reinsurer. For policies with an effective date of January 1, 2001 or subsequent, the Company entered into a quota share reinsurance agreement whereby the Company will cede 20% of its commercial business to a non-affiliated reinsurer. Also effective December 31, 2000, the Company entered into a reserve reinsurance cover agreement with a non-affiliated reinsurer. This agreement reinsures the Company's ultimate net aggregate liability in excess of $32,500,000 up to an aggregate limit of $57,150,000 for net commercial auto liability losses and loss adjustment expense incurred but unpaid as of December 31, 2000. The Company established a reinsurance balance receivable and a liability for funds held under reinsurance agreements for the reserves transferred at December 31, 2000. These reinsurance agreements significantly impact many of the balance sheet items at December 31, 2000.

     Reinsurance balances receivable increased primarily as a result of the reserve reinsurance cover agreement the insurance subsidiaries entered into effective December 31, 2000, mentioned previously. Ceded unearned premiums increased primarily as a result of the quota share reinsurance agreement the insurance subsidiaries entered into effective December 31, 2000. Deferred policy acquisition costs (DAC) decreased primarily because of an increase in deferred commission income as a result of the quota share reinsurance agreement effective December 31, 2000. Deferred Federal income taxes recoverable increased due to the net loss recorded for the period. The increase in goodwill is primarily related to the Tri-State acquisition discussed previously.

     Unpaid claims and claim adjustment expenses increased primarily due to the significant unfavorable claims experience in the commercial auto liability line of business, as mentioned previously. Unearned premiums decreased primarily because of a decrease in fronting premiums written during 2000. Reinsurance balances payable increased primarily because of the ceded unearned premiums, net of ceding commission income due to the reinsurer under the quota share reinsurance agreement effective December 31, 2000. Drafts payable increased primarily as a result of an increase in paid claims during the fourth quarter of 2000 versus the fourth quarter of 1999.

     The note payable decreased as a result of quarterly principal repayments made by the Company during 2000. Funds held under reinsurance agreements represent claim funds held in conjunction with the reserve reinsurance cover agreement from which the insurance subsidiaries will pay future claims covered under this reinsurance agreement.

     Accumulated other comprehensive income of $3,897,371 was recorded at December 31, 2000 as a result of the unrealized gains on bonds available for sale and common stocks. The decrease in retained earnings is primarily attributable to the net loss of $19,551,365 for the 2000 year.

     The Company is not aware of any current recommendations by regulatory authorities, which if implemented, would have a material effect on the Company's liquidity, capital resources or results of operations. The Company's statutory capital exceeds the benchmark capital level under the Risk Based Capital formula for its major insurance companies. Risk Based Capital is a method for establishing the minimum amount of capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile.

FORWARD LOOKING STATEMENTS

     Statements made in this report that are not strictly historical may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that important factors, representing certain risks and uncertainties, could cause actual results to differ materially from those contained in the forward-looking statements. These factors include, but are not limited to, (a) the Company's ability to operate successfully and maintain its A.M. Best rating, and meet its obligations under its new capital and amended debt arrangements, (b) the Company's ability to effect the successful exit from unprofitable trucking lines while maintaining and growing other profitable lines, (c) heightened competition from existing competitors and new competitor entrants into the Company's markets, (d) the extent to which market conditions firm up, the acceptance of higher prices in the market place and the Company's ability to realize and sustain higher rates,
(e) contraction of the markets for the Company's various lines of business, (f) development and performance of new specialty programs, (g) the ongoing level of claims and claims-related expenses and the adequacy of claim reserves, (h) the ability to complete value-adding acquisitions and fully integrate newly acquired companies and their customers and managers into the Company, as well as the ability to implement growth strategies which can achieve incremental value, (i) the effectiveness of the redeployment of the Company's bond portfolio and other investment strategies implemented by the Company's investment manager, and (j) general economic conditions including fluctuations in interest rates. A forward-looking statement is relevant as of the date the statement is made. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which the statements are made.

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

     Most of the Company's investable assets are in the portfolios of the insurance company subsidiaries and come from premiums paid by policyholders. These funds are invested predominately in high quality bonds with relatively short durations. The fixed maturity portfolio had an average duration of 2.9 years at December 31, 2000. The fixed maturity portfolio is exposed to interest rate fluctuations; as interest rates rise, fair values decline and as interest rates fall, fair values rise. The changes in the fair value of the fixed maturity portfolio are presented as a component of shareholders' equity in accumulated other comprehensive income, net of taxes.

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

     The table below summarizes the Company's interest rate risk and shows the effect of a hypothetical change in interest rates as of December 31, 2000. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios (dollars in thousands):

                                                             Estimated             Estimated            Hypothetical
                                       Estimated Fair        Change in          Fair Value After     Percentage Increase
                                          Value at        Interest Rates      Hypothetical Change      (Decrease) in
                                      December 31, 2000  (BP=basis points)     in Interest Rates    Shareholders' Equity
                                      -----------------  -----------------    -------------------   --------------------

   U.S. Treasury securities                 $  62,157     200 BP Decrease             $ 62,704                .88
     (including short-term                                100 BP Decrease             $ 62,431                .44
      Investments)                                        100 BP Increase             $ 61,884               (.44)
                                                          200 BP Increase             $ 61,610               (.88)

   Obligation of states,                    $  45,472     200 BP Decrease             $ 47,582               4.64
     municipalities and                                   100 BP Decrease             $ 46,527               2.32
     Political subdivisions                               100 BP Increase             $ 44,417              (2.32)
                                                          200 BP Increase             $ 43,362              (4.64)

   Corporate bonds and                      $ 126,398     200 BP Decrease             $137,268               8.60
     Certificates of Deposit                              100 BP Decrease             $131,833               4.30
                                                          100 BP Increase             $120,963              (4.30)
                                                          200 BP Increase             $115,528              (8.60)

   Total fixed maturity investments         $ 234,027     200 BP Decrease             $247,507               5.76
     (including short-term                                100 BP Decrease             $240,767               2.88
      Investments)                                        100 BP Increase             $227,287              (2.88)
                                                          200 BP Increase             $220,547              (5.76)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following consolidated Financial Statements are on pages 43 through 76

                                                                                            Page
                                                                                            ----
    Report of Management                                                                      43

    Independent Auditors' Report                                                              44

    Consolidated Balance Sheets as of December 31, 2000 and 1999                           45-46

    Consolidated Statements of Operations for the Years Ended
        December 31, 2000, 1999, and 1998                                                     47

    Consolidated Statements of Shareholders' Equity and Comprehensive Income
        for the Years Ended December 31, 2000, 1999, and 1998                              48-49

    Consolidated Statements of Cash Flows for the Years Ended
        December 31, 2000, 1999, and 1998                                                  50-51

    Notes to Consolidated Financial Statements December 31,
        2000, 1999, and 1998                                                               52-75


    The following Consolidated Financial Statements Schedules are on pages 77 through 88:

    Schedule                                                                              Page
    --------                                                                              ----

                  Independent Auditors' Report on
                     Supplementary Information                                              76

         I        Summary of Investments                                                    77

        II        Condensed Financial Information of the Registrant                      78-84

       III        Supplementary Insurance Information                                       85

        IV        Reinsurance                                                               86

        VI        Supplemental Information                                                  87


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    None.

                                    PART III

     The information required by this Part III will be supplied by a Schedule 14A filing or an amendment to this Report.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORMS 8-K

(a)  Documents filed as part of the report:

     1. The following financial statements filed under Part II, Item 8:

               Independent Auditors' Report

               Consolidated Balance Sheets as of December 31, 2000 and 1999

               Consolidated Statements of Operations for the Years Ended
                  December 31, 2000, 1999 and 1998

               Consolidated Statements of Shareholders' Equity and Comprehensive
                  Income for the Years Ended December 31, 2000, 1999 and 1998

               Consolidated Statements of Cash Flows for the Years Ended
                  December 31, 2000, 1999 and 1998

               Notes to Consolidated Financial Statements, December 31, 2000,
                  1999 and 1998

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

               +3.5           Bylaws of Registrant as amended through February
                              21, 2001.

               *3.6 Statement of Resolution Establishing and Designating Series B Convertible Redeemable Preferred Stock of Registrant as filed with the Secretary of State of the State of Texas on March 22, 2001. [Exhibit 99.19, Form 8-K/A dated March 30, 2001]

               *3.7 Statement of Resolution Establishing and Designating Series C Redeemable Preferred Stock of Registrant as filed with the Secretary of State of the State of Texas on March 22, 2001. [Exhibit 99.20, Form 8-K/A dated March 30, 2001]

               *4.1 Rights Agreement, dated as of March 3, 1988, between the Registrant and Team Bank/Fort Worth, N.A. [Exhibit 1, Form 8-K dated March 14, 1988].

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

              *10.9 Revolving Credit Agreement dated November 13, 1998 among Registrant, GAINSCO Service Corp. and Bank One, Texas, N.A., First Amendment thereto dated October 4, 1999 and related Promissory Note, Security Agreement and Pledge Agreement, and Amendment No. 2 thereto dated March 23, 2001 [Exhibits 10.50 to 10.53, Form 10-K/A dated March 30, 1999; Exhibit 99.22, Form 8-K dated October 4, 1999, Exhibit 99.24, Form 8-K/A dated March 30, 2001].

              *10.10 Securities Purchase Agreement dated as of June 29, 1999 between Registrant and Goff Moore Strategic Partners, L.P. ("GMSP") and related Series A Common Stock Purchase Warrant and Series B Common Stock Purchase Warrant [Exhibit 2.1, Form 8-K dated June 29, 1999; Exhibits 99.19 and 99.20, Form 8-K dated October 4, 1999].

              *10.11 Investment Management Agreements dated October 4, 1999 between GMSP and each of Registrant, General Agents Insurance Company of America, Inc., MGA Insurance Company, Inc. and GAINSCO County Mutual Insurance Company; and Investment Management Agreement dated January 6, 2000 between GMSP and Midwest Casualty Insurance Company.[Exhibit 10.11, Form 10-K dated March 30, 2000]

              *10.12 Stock Purchase Agreements dated August 17, 1998 with Carlos de la Torre, McRae B. Johnston, Michael S. Johnston and Ralph Mayoral relating to acquisition by Registrant of Lalande Group and related employment agreements with them [Exhibits
                              99.6 to 99.13, Form 8-K dated August 26, 1998].

              *10.13 Asset Purchase Agreement dated March 9, 1999 between the Registrant, Agents Processing Systems, Inc. and Insurance Business Solutions Incorporated [Exhibit 10.49, Form 10-K dated March 30, 1999].

              *10.14 Stock Purchase Agreement dated as of November 17, 1999 among Registrant, Tri-State, Ltd., Herbert A. Hill and Alan E. Heidt and related Pledge Agreement dated as of January 7, 2000 executed by the Registrant in favor of Bank One, NA and Unlimited Guaranty dated as of January 7, 2000 executed by Tri-State, Ltd. in favor of Bank One, NA.[Exhibit 10.14, Form 10-K dated March 30, 2000]

              *10.15 Agreement of Limited Partnership of GNA Investments I, L.P. dated as of November 30, 1999 between Registrant and Goff Moore Strategic Partners, L.P. [Exhibit 10.15, Form 10-K dated March 30, 2000]

              *10.16 Professional Service Agreement dated as of October 22, 1999 between Registrant and ClientSoft, Inc. [Exhibit 10.16, Form 10-K dated March 30, 2000]

              *10.17 First Amendment to Stock Purchase Agreement dated May 16, 2000 among Registrant, Tri-State, Ltd., Herbert A. Hill and Alan E. Heidt [Exhibit 10.14, Form 10-Q Report dated August 11, 2000]

              *10.18 GAINSCO, INC. 401 (k) Plan and related Adoption Agreement [Exhibit 99.1 to Registration Statement on Form S-8, effective April 12, 2000]

              *10.19          Securities Purchase Agreement dated as of
                              February 26, 2001 between Registrant and GMSP (including exhibits) and related First Amendment to Securities Purchase Agreement, letter regarding redemption of Registrant's outstanding Series A Convertible Preferred Stock, First Amendment to Series A Common Stock Purchase Warrant, and First Amendment to Series B Common Stock Purchase Warrant. [Exhibit 2.1, Form 8-K dated March 2, 2001; Exhibits 2.2, 2.8, 99.21 and 99.22, Form
                              8-K/A dated March 30, 2001]

              *10.20          Securities Purchase Agreement dated as of
                              February 26, 2001 between Registrant and Robert W. Stallings ("Stallings") (including exhibits) and related First Amendment to Securities Purchase Agreement, Assignment and Assumption Agreement between Stallings and ING Pilgrim Capital Corporation, LLC, Amendment to Assignment and Assumption Agreement, letter dated March 23, 2001 from Stallings to Registrant, and Common Stock Purchase Warrant. [Exhibit 2.2, Form 8-K dated March 2, 2001; Exhibits 2.4 to 2.7 and 99.23,
                              Form 8-K/A dated March 30, 2001]

              *10.21 Consulting Agreement dated as of February 26, 2001 between Registrant and Stallings. [Exhibit 99.15, Form 8-K dated March 2, 2001]

              *10.22 Agreement dated March 23, 2001 among Registrant, GAINSCO SERVICE CORP., GMSP, Stallings and Bank One, N.A. [Exhibit 99.25, Form 8-K/A dated
                              March 30, 2001]

               11 Statement regarding Computation of Per Share Earnings (the required information is included in Note 1(m) of Notes to Consolidated Financial Statements included in this Report and no separate statement is, or is required to be, filed as an exhibit).

               +21            Subsidiaries of Registrant.

               +23            Consent of KPMG LLP to incorporation by reference.

               +24            Powers of Attorney.


----------

* Exhibit has previously been filed with the Commission as an exhibit in the filing designated in brackets and is incorporated herein by this reference. Registrant's file number for reports filed under the Securities Exchange Act of 1934 is 1-9828.

+    Filed herewith (see Exhibit Index).

----------

(b)  Reports on Form 8-K

     No Current Reports on Form 8K were filed by Registrant during the quarter ended December 31, 2000.

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

Date: 03/30/01
      --------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Name                       Title                                Date
         ----                       -----                                ----

Joel C. Puckett*                    Chairman of the Board               3/30/01
---------------------------
Joel C. Puckett

/s/ Glenn W. Anderson               President, Chief Executive          3/30/01
---------------------------         Officer and Director
Glenn W. Anderson

/s/ Daniel J. Coots                 Senior Vice President and           3/30/01
----------------------------        Chief Financial Officer
Daniel J. Coots

Sam Rosen*                          Secretary and Director              3/30/01
----------------------------
Sam Rosen

J. Randall Chappel*                 Director                            3/30/01
----------------------------
J. Randall Chappel

John C. Goff*                       Director                            3/30/01
----------------------------
John C. Goff

Harden H. Wiedemann*                Director                            3/30/01
----------------------------
Harden H. Wiedemann

John H. Williams*                   Director                            3/30/01
----------------------------
John H. Williams

Robert W. Stallings*                Director                            3/30/01
----------------------------
Robert W. Stallings

*By: /s/ Glenn W. Anderson
     -----------------------
     Glenn W. Anderson,
     Attorney in-fact
     under Power of Attorney

                              REPORT OF MANAGEMENT

         The accompanying consolidated financial statements were prepared by the Company, which is responsible for their integrity and objectivity. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include some amounts that are based upon the Company's best estimates and judgement. Financial information presented elsewhere in this report is consistent with the accompanying consolidated financial statements.

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

                              /s/ Glenn W. Anderson
                              -------------------------------------------------
                              Glenn W. Anderson
                              President and Chief Executive Officer



                              /s/ Daniel J. Coots
                              -------------------------------------------------
                              Daniel J. Coots
                              Senior Vice President and Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT





The Board of Directors and Shareholders
GAINSCO, INC.:

We have audited the accompanying consolidated balance sheets of GAINSCO, INC. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GAINSCO, INC. and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

We have also previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheets of GAINSCO, INC. and subsidiaries as of December 31, 1998, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1997 and 1996, and we expressed unqualified opinions on those consolidated financial statements.

In our opinion, the information set forth in the selected consolidated financial data for each of the years in the five-year period ended December 31, 2000, appearing on pages 21 and 22, is fairly presented, in all material respects, in relation to the consolidated financial statements from which it has been derived.

                                                                        KPMG LLP

Dallas, Texas
February 27, 2001, except for notes (8) and (12), as to which the date is March 23, 2001.

                         GAINSCO, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 2000 and 1999


                                    Assets                                     2000             1999
                                    ------                                 ------------     ------------
Investments (note 2):
   Fixed maturities:

     Bonds available for sale, at fair value (amortized cost:
        $187,985,651 - 2000, $200,415,218 - 1999)                          $192,342,374      197,077,075

     Certificates of deposit, at cost (which approximates
        fair value)                                                             845,000          455,000

   Common stock, at fair value (cost: $6,027,392 - 2000, $0 - 1999)           7,716,250               --
   Other investments, at fair value (cost: $4,580,690 - 2000,
     $1,288,457 - 1999)                                                       4,441,240        1,170,329

   Short-term investments, at cost (which approximates
     fair value)                                                             40,839,852       46,477,728
                                                                           ------------     ------------

        Total investments                                                   246,184,716      245,180,132
Cash                                                                          3,111,311        1,205,364
Accrued investment income                                                     3,539,804        3,797,286
Premiums receivable (net of allowance for doubtful accounts:
   $200,000 - 2000, $42,000 - 1999) (note 1)                                 25,471,377       25,431,714

Reinsurance balances receivable (note 5)                                     54,494,967        3,254,930
Ceded unpaid claims and claim adjustment expenses (notes 1 and 5)            37,703,034       37,299,327
Ceded unearned premiums (note 5)                                             45,994,658       23,148,581
Deferred policy acquisition costs (note 1)                                    2,301,944       14,927,673
Property and equipment (net of accumulated depreciation and
   amortization: $9,745,505 - 2000, $8,605,454 - 1999) (note 1)               7,944,404        6,855,250

Current Federal income taxes (note 1)                                         1,242,801          144,628
Deferred Federal income taxes (notes 1 and 6)                                15,671,326        8,401,714
Management contract                                                           1,587,571        1,637,571
Other assets                                                                  6,997,501        6,012,424
Goodwill (note 1)                                                            22,797,358       18,351,117
                                                                           ------------     ------------
        Total assets                                                       $475,042,772      395,647,711
                                                                           ============     ============


See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 2000 and 1999


                   Liabilities and Shareholders' Equity                                   2000                1999
                   ------------------------------------                              --------------      --------------
Liabilities:
   Unpaid claims and claim adjustment expenses (notes 1 and 5)                       $  164,159,519         132,813,583
   Unearned premiums (notes 1 and 5)                                                     72,578,157          82,219,785
   Commissions payable                                                                    2,077,771           1,629,787
   Accounts payable                                                                      10,899,280           9,198,827
   Reinsurance balances payable (note 5)                                                 27,154,389           7,899,550
   Deferred revenue                                                                       1,632,174           1,227,863
   Drafts payable                                                                         8,862,849           4,206,314
   Note payable (note 4)                                                                 16,000,000          18,000,000
   Dividends payable (note 7)                                                               478,971             474,598
   Funds held under reinsurance agreements (note 5)                                      47,850,000                  --
   Other liabilities                                                                        245,383             278,829
                                                                                     --------------      --------------
         Total liabilities                                                              351,938,493         257,949,136
                                                                                     --------------      --------------

Shareholders' Equity (notes 7 and 8):
   Preferred stock ($100 par value, 10,000,000 shares
     authorized, 31,620 issued at December 31, 2000 and December 31, 1999)
                                                                                          3,162,000           3,162,000

   Common stock ($.10 par value, 250,000,000 shares authorized, 22,013,830
     issued at December 31, 2000 and 21,763,927 issued at December 31, 1999)              2,201,383           2,176,393

   Common stock warrants                                                                  2,040,000           2,040,000
   Additional paid-in capital                                                           113,540,252         112,674,842
   Accumulated other comprehensive income (loss) (notes 2 and 3)                          3,897,371          (2,246,575)
   Retained earnings                                                                      5,957,798          27,586,440
   Treasury stock, at cost (844,094 shares at December 31, 2000
     and December 31, 1999) (note 1)                                                     (7,694,525)         (7,694,525)
                                                                                     --------------      --------------

         Total shareholders' equity                                                     123,104,279         137,698,575
                                                                                     --------------      --------------
   Commitments and contingencies (notes 5, 8, 9 and 11)
         Total liabilities and shareholders' equity                                  $  475,042,772         395,647,711
                                                                                     ==============      ==============


See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                  Years ended December 31, 2000, 1999 and 1998


                                                                 2000                1999                1998
                                                            --------------      --------------      --------------
Revenues:
   Net premiums earned (note 5)                             $  151,455,505         113,280,292          92,203,393
   Net investment income (note 2)                               14,092,914           9,722,213           9,802,702
   Net realized gains (losses) (note 1)                         (1,906,911)            605,606             692,510
   Insurance services                                            1,054,137           1,848,590           2,927,587
                                                            --------------      --------------      --------------
                                                               164,695,645         125,456,701         105,626,192
                                                            --------------      --------------      --------------

Expenses:
   Claims and claims adjustment expenses
     (notes 1 and 5)                                           143,439,078          76,349,044          86,352,980
   Commissions                                                  20,687,486          27,895,646          23,321,414
   Change in deferred policy acquisition costs and
     deferred ceding commission income (note 1)                 12,638,482          (3,607,531)            297,994
   Interest expense                                              1,409,378           1,265,529             101,763
   Amortization of goodwill                                        963,700             688,645             171,502
   Underwriting and operating expenses                          16,506,906          14,524,068          16,660,628
                                                            --------------      --------------      --------------
                                                               195,645,030         117,115,401         126,906,281
                                                            --------------      --------------      --------------
        Income (loss) before Federal income taxes              (30,949,385)          8,341,300         (21,280,089)

Federal income taxes (note 6):
   Current expense (benefit)                                    (1,110,714)          1,113,399          (5,571,134)
   Deferred expense (benefit)                                  (10,287,306)            100,764          (4,046,391)
                                                            --------------      --------------      --------------
                                                               (11,398,020)          1,214,163          (9,617,525)
                                                            --------------      --------------      --------------
        Net income (loss)                                   $  (19,551,365)          7,127,137         (11,662,564)
                                                            ==============      ==============      ==============

        Earnings (loss) per share (notes 1 and 7):
           Basic                                            $         (.97)                .34                (.56)
                                                            ==============      ==============      ==============
           Diluted                                          $         (.97)                .32                (.56)
                                                            ==============      ==============      ==============


See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

    Consolidated Statements of Shareholders' Equity and Comprehensive Income

                  Years ended December 31, 2000, 1999 and 1998


                                                               2000             1999             1998
                                                           ------------     ------------     ------------
Preferred stock:
   Balance at beginning of year                            $  3,162,000               --               --
   Issuance of shares (31,620 in 1999)                               --        3,162,000               --
                                                           ------------     ------------     ------------
      Balance at end of year                                  3,162,000        3,162,000               --
                                                           ------------     ------------     ------------
Common stock:
   Balance at beginning of year                               2,176,393        2,174,066        2,170,112
   Exercise of options to purchase shares
      (249,903 in 2000, 23,270 in 1999 and
       39,539 in 1998)                                           24,990            2,327            3,954
                                                           ------------     ------------     ------------
      Balance at end of year                                  2,201,383        2,176,393        2,174,066
                                                           ------------     ------------     ------------
Common stock warrants:
   Balance at beginning of year                               2,040,000               --               --
   Issuance of warrants in connection with
      Preferred stock                                                --        2,040,000               --
                                                           ------------     ------------     ------------
      Balance at end of year                                  2,040,000        2,040,000               --
                                                           ------------     ------------     ------------
Additional paid-in capital
   Balance at beginning of year                             112,674,842       87,778,548       87,697,754
   Exercise of options to purchase shares
      (249,903 in 2000, 23,270 in 1999 and
       39,539 in 1998)                                          519,246           47,551           80,794

   Issuance of preferred shares (31,620 in 1999)                     --       24,762,929               --
   Accretion of discount on preferred shares                    346,164           85,814               --
                                                           ------------     ------------     ------------
      Balance at end of year                               $113,540,252      112,674,842       87,778,548
                                                           ------------     ------------     ------------


                                                                     (continued)

                             GAINSCO, INC. AND SUBSIDIARIES

        Consolidated Statements of Shareholders' Equity and Comprehensive Income

                      Years ended December 31, 2000, 1999 and 1998


                                                  2000                            1999                           1998
                                      ----------------------------    ----------------------------    ----------------------------
Retained earnings:
  Balance at beginning of year        $  27,586,440                      22,086,868                      35,188,460
  Net income (loss) for year            (19,551,365)   (19,551,365)       7,127,137      7,127,137      (11,662,564)   (11,662,564)
  Cash dividend -- common (note 7)       (1,474,206)                     (1,463,227)                     (1,462,070)
  Cash dividend -- preferred (note 7)      (434,000)                       (108,500)                             --
  Accretion of discount on
    preferred shares                       (346,164)                        (85,814)                             --
  Tax benefit on non-qualified
    stock options exercised                 177,093                          29,976                          23,042
                                      -------------                   -------------                   -------------
    Balance at end of year                5,957,798                      27,586,440                      22,086,868
                                      -------------                   -------------                   -------------

Accumulated other
  comprehensive income (loss):
  Balance at beginning of year           (2,246,575)                      1,138,941                       1,058,268
  Unrealized gains (losses) on
    securities, net of
    reclassification adjustment,
    net of tax (note 3)                   6,143,946      6,143,946       (3,385,516)    (3,385,516)          80,673         80,673
                                      -------------   ------------    -------------   ------------    -------------   ------------
  Comprehensive income (loss)                          (13,407,419)                      3,741,621                     (11,581,891)
                                                      ============                    ============                    ============
    Balance at end of year                3,897,371                      (2,246,575)                      1,138,941
                                      -------------                   -------------                   -------------

Treasury stock:
  Balance at beginning of year           (7,694,525)                     (7,694,525)                     (7,552,334)
  Purchases during year                          --                              --                        (142,191)
                                      -------------                   -------------                   -------------
    Balance at end of year               (7,694,525)                     (7,694,525)                     (7,694,525)
                                      -------------                   -------------                   -------------
  Total shareholders' equity at
    end of year                       $ 123,104,279                     137,698,575                     105,483,898
                                      =============                   =============                   =============


See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 2000, 1999 and 1998


                                                                 2000              1999              1998
                                                             ------------      ------------      ------------

Cash flows from operating activities:
   Net income (loss)                                         $(19,551,365)        7,127,137       (11,662,564)
   Adjustments to reconcile net income (loss) to
     cash provided by/(used for) operating activities:

     Depreciation and amortization                              2,734,855         4,312,400         4,794,084
     Change in deferred Federal income taxes                  (10,287,306)          100,764        (4,046,391)
     Change in accrued investment income                          307,007           426,944           490,598
     Change in premiums receivable                                558,442       (10,546,651)          187,021
     Change in reinsurance balances receivable                (50,365,554)         (862,354)          211,935
     Change in ceded unpaid claims and claim
        adjustment expenses                                        21,819        (2,269,326)       (5,505,975)
     Change in ceded unearned premiums                        (22,846,077)         (760,982)       (3,241,327)
     Change in deferred policy acquisition costs
        and deferred ceding commission income                  12,638,482        (3,607,531)          297,994
     Change in other assets                                      (734,871)       (2,795,813)         (440,620)
     Change in unpaid claims and claim adjustment
        expenses                                               29,836,469        (3,984,566)       23,571,140
     Change in unearned premiums                               (9,786,141)       18,618,108          (402,830)
     Change in commissions payable                                355,072        (2,649,644)        2,072,010
     Change in accounts payable                                 1,158,081         1,886,907        (2,140,412)
     Change in reinsurance balances payable                    19,254,839         6,571,553           582,192
     Change in deferred revenue                                   404,311          (707,427)         (369,872)
     Change in drafts payable                                   4,656,535        (1,628,532)       (3,558,529)
     Change in funds held under reinsurance agreements         47,850,000                --                --
     Change in other liabilities                                  (33,446)         (372,535)         (371,359)
     Change in current Federal income taxes                    (1,521,613)        4,917,298        (4,212,277)
                                                             ------------      ------------      ------------
        Net cash provided by/(used for) operating
           activities                                        $  4,649,539        13,775,750        (3,745,182)
                                                             ------------      ------------      ------------


                                                                     (continued)

                         GAINSCO, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 2000, 1999 and 1998


                                                                          2000              1999              1998
                                                                      ------------      ------------      ------------

Cash flows from investing activities:
   Bonds held to maturity:
      Matured                                                         $         --        17,833,400        30,636,243
      Purchased                                                                 --                --        (2,253,813)
   Bonds available for sale:
      Sold                                                              80,469,659        32,934,481        46,326,098
      Matured                                                           32,030,354        11,177,942         1,520,000
      Purchased                                                        (98,744,876)      (61,910,875)      (71,425,415)
   Common stock purchased                                               (6,027,392)               --                --
   Other investments sold                                                  690,016             3,148            28,191
   Other investments purchased                                          (3,959,136)         (973,169)               --
   Certificates of deposit matured                                         740,000           510,000           595,000
   Certificates of deposit purchased                                      (545,000)         (370,000)         (595,000)
   Net change in short-term investments                                  5,792,476       (41,728,589)       (1,312,442)
   Property and equipment purchased                                     (1,341,872)         (568,270)         (504,229)
   Net assets acquired through purchase of
      subsidiary (net of cash acquired: 2000 --
      $662,422, 1999 -- $0, 1998 -- $5,865,515)                         (8,488,225)       (2,012,500)      (12,464,783)
                                                                      ------------      ------------      ------------
         Net cash provided by/(used for) investing
            activities                                                     616,004       (45,104,432)       (9,450,150)
                                                                      ------------      ------------      ------------

Cash flows from financing activities:
   Proceeds from (payments on) note payable                             (2,000,000)               --        18,000,000
   Cash dividends paid                                                  (1,903,832)       (1,462,820)       (1,461,679)
   Preferred stock and warrants issued (net of
      transaction fees)                                                         --        29,964,929                --
   Proceeds from exercise of common stock options                          544,236            49,878            84,748
   Treasury stock acquired                                                      --                --          (142,191)
                                                                      ------------      ------------      ------------
         Net cash provided by/(used for) financing
            activities                                                  (3,359,596)       28,551,987        16,480,878
                                                                      ------------      ------------      ------------

Net increase (decrease) in cash                                          1,905,947        (2,776,695)        3,285,546
Cash at beginning of year                                                1,205,364         3,982,059           696,513
                                                                      ------------      ------------      ------------
Cash at end of year                                                   $  3,111,311         1,205,364         3,982,059
                                                                      ============      ============      ============



See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


(1)      SUMMARY OF ACCOUNTING POLICIES

         (a)      Basis of Consolidation

                  The accompanying consolidated financial statements include the accounts of GAINSCO, INC. ("GNA") and its wholly-owned subsidiaries (collectively, the "Company"), General Agents Insurance Company of America, Inc. ("General Agents"), General Agents Premium Finance Company, Agents Processing Systems, Inc., Risk Retention Administrators, Inc., GAINSCO Service Corp. ("GSC"), Lalande Financial Group, Inc. ("Lalande Group"), National Specialty Lines, Inc. ("NSL"), DLT Insurance Adjusters, Inc. ("DLT") and Tri-State, Ltd. ("Tri-State"). General Agents has one wholly owned subsidiary, MGA Insurance Company, Inc. ("MGAI") which, in turn, owns 100% of MGA Agency, Inc. Tri-State has three wholly owned subsidiaries, Midwest Casualty Insurance Company ("MCIC"), Herb Hill Insurance, Inc. and MDR/Motor Vehicle Driving Records. GSC has one wholly owned subsidiary, MGA Premium Finance Company. GSC controls the management contract and charter of GAINSCO County Mutual Insurance Company ("GCM") and its accounts have been included in the accompanying consolidated financial statements All significant intercompany accounts have been eliminated in consolidation.

                  The accompanying consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         (b)      Nature of Operations

                  The Company is predominantly a property and casualty insurance company concentrating its efforts on nonstandard markets within the commercial, personal and specialty insurance lines. The Company is approved to write insurance in 48 states and the District of Columbia on a non-admitted basis and in 44 states and the District of Columbia on an admitted basis. The Company markets its commercial lines of insurance through 194 non-affiliated general agents' offices and its nonstandard personal auto line is marketed through approximately 1,145 non-affiliated retail agencies. Approximately 75% of the Company's gross premiums written during 2000 resulted from risks located in California, Florida, Georgia, Louisiana Pennsylvania, and Texas.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


         (c)      Investments

                  Bonds held to maturity were stated at amortized cost. Bonds available for sale, common stock and other investments are stated at fair value with changes in fair value recorded as a component of comprehensive income. Short-term investments are stated at cost.

                  The following schedule summarizes the components of other investments:

                                                                            As of December 31
                                                     ---------------------------------------------------------------
                                                                 2000                              1999
                                                     -----------------------------     -----------------------------
                                                      Fair value          Cost          Fair Value          Cost
                                                     ------------     ------------     ------------     ------------

                  Equity investments                 $  2,117,226        2,117,226          916,278          916,278
                  Marketable securities                   266,530          405,980          254,051          372,179
                  Note receivable                       2,057,484        2,057,484               --               --
                                                     ------------     ------------     ------------     ------------
                       Total other investments       $  4,441,240        4,580,690        1,170,329        1,288,457
                                                     ============     ============     ============     ============

                  The equity investments are predominately private equity investments that are not traded in public markets and cost is considered to approximate fair value. Cost is considered to approximate fair value for the note receivable due to its short duration and market rate of interest. The Company holds an embedded derivative financial instrument in common stock warrants attached to the note receivable. As of December 31, 2000, the exercise price of the warrants was not determinable and, therefore, the warrants were not recorded at fair value in these financial statements.

                  The agreement with GMSP, disclosed in note (8), provides an opportunity to convert the equity investments and the note receivable with a cost of $4.2 million to cash as of November 2002, as follows: the Company could at its option require GMSP to purchase these investments for $2.1 million, less any future cash received prior to November 2002 from the investments. GMSP could at its option require the Company to sell the equity investments and the note receivable to GMSP for $4.2 million, less any future cash received prior to November 2002 from the investments.

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

                  The "specific identification" method is used to determine costs of investments sold. Provisions for possible losses are recorded only when the values have experienced impairment considered "other than temporary" by a charge to realized losses resulting in a new cost basis of the investment. Proceeds from the sale of bond securities totaled $80,469,659, $32,934,481, and $46,326,098 in 2000, 1999 and 1998,
                  respectively. Proceeds from the sale of other investments totaled $690,016, $3,148 and $28,191 in 2000, 1999 and 1998, respectively.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


                  Realized gains and losses on investments for the years ended December 31, 2000, 1999 and 1998 are presented in the following table:

                                                                               Years ended December 31
                                                                   -----------------------------------------------
                                                                       2000              1999             1998
                                                                   ------------      ------------     ------------
                  Realized gains:
                      Bonds                                        $     17,554           684,029          721,404
                      Other investments                                  33,602                --               --
                                                                   ------------      ------------     ------------
                         Total realized gains                            51,156           684,029          721,404
                                                                   ------------      ------------     ------------
                  Realized losses:
                      Bonds                                           1,958,067            78,423           28,894
                                                                   ------------      ------------     ------------
                         Total realized losses                        1,958,067            78,423           28,894
                                                                   ------------      ------------     ------------
                            Net realized gains (losses)            $ (1,906,911)          605,606          692,510
                                                                   ============      ============     ============

                  During 2000, approximately $80.5 million in bond securities were sold for a pre-tax loss of $1,906,911 and a large portion of the proceeds were reinvested in bond securities with an average taxable equivalent yield of more than 150 basis points over the bond securities that were sold.

         (d)      Financial Instruments

                  For premiums receivable, which include premium finance notes receivable, and all other accounts (except investments) defined as financial instruments in Statement of Financial Accounting Standards No.107, "Disclosures About Fair Values of Financial Instruments," the carrying amount approximates fair value due to the short-term nature of these instruments. The carrying amount of notes payable approximates fair value due to the variable interest rate on the note. These balances are disclosed on the face of the balance sheets.

                  Fair values for investments, disclosed in note 2, were obtained from independent brokers and published valuation guides.

         (e) Deferred Policy Acquisition Costs and Deferred Ceding Commission Income

                  Policy acquisition costs, principally commissions, premium taxes and certain marketing and underwriting expenses, are deferred and charged to operations over periods in which the related premiums are earned. Ceding commission income, which is realized on a written basis, is deferred and recognized over periods in which the related premiums are earned. Deferred ceding commission income is netted against deferred policy acquisition costs. The marketing expenses are predominately salaries, salary related expenses and travel expenses of the Company's marketing representatives who actively solicit business from the independent general agents. The Company utilizes investment income when assessing recoverability of deferred policy acquisition costs. The Company recorded an impairment of $501,930 on its deferred policy acquisition costs related to the property and nonstandard personal auto lines of business at December 31, 2000.

                  The change in the resulting deferred asset is charged (credited) to operations. Information relating to these net deferred amounts, as of and for the years ended December 31, 2000, 1999 and 1998 is summarized as follows:

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


                                                                                     2000              1999              1998
                                                                                 ------------      ------------      ------------
                  Asset balance, beginning of period                             $ 14,927,673        11,320,142        11,618,136
                                                                                 ------------        ----------        ----------
                    Asset balance acquired through purchase of subsidiary              12,753                --                --
                    Deferred commissions                                           34,050,455        27,149,110        19,709,462
                    Deferred premium taxes, boards & bureaus and fees               2,792,869         3,129,942         1,552,028
                    Deferred marketing and underwriting expenses                    2,968,031         3,078,115         3,199,524
                    Deferred ceding commission income                             (12,623,698)         (212,127)         (373,435)
                    Amortization                                                  (39,324,209)      (29,537,509)      (24,385,573)
                    Impairment                                                       (501,930)               --                --
                                                                                 ------------      ------------      ------------
                          Net change                                              (12,625,729)        3,607,531          (297,994)
                                                                                 ------------      ------------      ------------
                  Asset balance, end of period                                   $  2,301,944        14,927,673        11,320,142
                                                                                 ============      ============      ============

         The increase in the deferred ceding commission income is a result of the quota share reinsurance agreement effective December 31, 2000, whereby the Company ceded 100% of its commercial auto liability unearned premiums and 50% of all other commercial business unearned premiums.

         (f)      Property and Equipment

                  Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets (30 years for buildings and primarily 5 years for furniture and software and 3 years for equipment).

                  The following schedule summarizes the components of property and equipment:

                                                                          As of December 31
                                                                    ------------------------------
                                                                        2000              1999
                                                                    ------------      ------------
                  Land                                              $    865,383           865,383
                  Buildings                                            6,332,850         6,295,850
                  Furniture and equipment                              5,709,400         5,196,044
                  Software                                             4,782,276         3,103,427
                  Accumulated depreciation and amortization           (9,745,505)       (8,605,454)
                                                                    ------------      ------------
                                                                    $  7,944,404         6,855,250
                                                                    ============      ============

         (g)      Software Costs

                  Computer software costs relating to programs for internal use are recorded in property and equipment and are amortized using the straight-line method over five years or the estimated useful life, whichever is shorter.

         (h)      Goodwill

                  Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over 25 years, which is the expected period to be benefited. The

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


                  Company periodically reviews the recoverability of goodwill based on an assessment of undiscounted cash flows of future operations to ensure it is appropriately valued.

                  On January 7, 2000, the Company completed the acquisition of Tri-State, an insurance operation specializing primarily in underwriting, servicing and claims handling of nonstandard personal auto insurance in Minnesota, North Dakota and South Dakota. The purchase price was approximately $6,000,000 with an additional payment of $1,148,454 made in July, 2000 and additional payments up to approximately $4,350,000 in cash possible over the next several years based on a conversion goal and specific profitability targets. The Company paid $1,566,081 in January of 2001 for the conversion goal.

         (i)      Treasury Stock

                  The Company records treasury stock in accordance with the "cost method" described in Accounting Principles Board Opinion
                  (APB) 6. The Company held 844,094 shares as treasury stock at December 31, 2000 and 1999 with a cost basis of $9.12 per share.

         (j)      Revenue Recognition

                  Premiums are recognized as earned on a pro rata basis over the period the Company is at risk under the related policy. Unearned premiums represent the portion of premiums written which are applicable to the unexpired terms of policies in force.

                  NSL charges policy fees to recoup the cost of processing and issuing policies. These fees are non-refundable and are recognized as earned when the policy is written. NSL's net commission revenues are recognized as earned on a pro rata basis over the policy period.

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

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


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

                  The following table sets forth the changes in unpaid claims and claim adjustment expenses, net of reinsurance cessions, as shown in the Company's consolidated financial statements for the periods indicated:

                                                                                                     As of and for the
                                                                                                  years ended December 31
                                                                                         ----------------------------------------
                                                                                            2000           1999           1998
                                                                                         ----------     ----------     ----------
                                                                                                   (Amounts in thousands)
                  Unpaid claims and claim adjustment expenses, beginning of period       $  132,814        136,798        113,227
                  Less:  Ceded unpaid claims and claim adjustment expenses,
                         beginning of period                                                 37,299         35,030         29,524
                                                                                         ----------     ----------     ----------

                  Net unpaid claims and claim adjustment expenses, beginning of
                     period                                                                  95,515        101,768         83,703
                                                                                         ----------     ----------     ----------
                  Net claims and claim adjustment expense incurred related to:
                     Current period                                                         124,077         75,976         59,635
                     Prior periods                                                           19,362            373         26,718
                                                                                         ----------     ----------     ----------
                        Total net claim and claim adjustment expenses incurred              143,439         76,349         86,353
                                                                                         ----------     ----------     ----------
                  Net claims and claim adjustment expenses paid related to:
                     Current period                                                          58,898         32,651         19,693
                     Prior periods                                                           54,683         49,951         48,595
                                                                                         ----------     ----------     ----------
                        Total net claim and claim adjustment expenses paid                  113,581         82,602         68,288
                                                                                         ----------     ----------     ----------
                  Net reserves acquired through purchase of subsidiary                        1,084             --             --
                                                                                         ----------     ----------     ----------
                  Net unpaid claims and claim adjustment expenses, end of period            126,457         95,515        101,768
                  Plus:  Ceded unpaid claims and claim adjustment expenses, end of
                         period                                                              37,703         37,299         35,030
                                                                                         ----------     ----------     ----------
                  Unpaid claims and claim adjustment expenses, end of period             $  164,160        132,814        136,798
                                                                                         ==========     ==========     ==========

                  For 2000 the development in claims and claim adjustment expenses incurred was primarily the result of unanticipated development of commercial auto claims for the 1999, 1997 and 1996 accident years. At December 31, 2000 the Company believes that the carried reserves and the reinsurance agreements currently in force are sufficient to support the future emergence of prior year claim and claim adjustment expenses. For 1998 the development in claims and claim adjustment expenses incurred was primarily the result of unanticipated development for commercial auto claims for the 1997, 1996 and 1995 accident years.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


         (l)      Income Taxes

                  The Company and its subsidiaries file a consolidated Federal income tax return. Deferred income tax items are accounted for under the "asset and liability" method which provides for temporary differences between the reporting of earnings for financial statement purposes and for tax purposes, primarily deferred policy acquisition costs, the discount on unpaid claims and claim adjustment expenses and the nondeductible portion of the change in unearned premiums. The Company paid income taxes of $280,000, $1,340,161, and $0 during 2000, 1999 and 1998, respectively. The Company received Federal income tax refunds totaling $251,644 and $5,144,060 during 2000 and 1999, respectively.

         (m)      Earnings Per Share

                  The following table sets forth the computation of basic and diluted earnings per share:

                                                                                             Years ended December 31
                                                                                 -----------------------------------------------
                                                                                     2000              1999             1998
                                                                                 ------------      ------------     ------------
                  Basic earnings (loss) per share:
                    Numerator:
                       Net income (loss)                                         $(19,551,365)        7,127,137      (11,662,564)
                       Less: Preferred stock dividends                                434,000           108,500               --
                       Less: Accretion of discount on preferred stock                 346,164                --               --
                                                                                 ------------      ------------     ------------
                       Net income (loss) available to common shareholders        $(20,331,529)        7,018,637      (11,662,564)
                                                                                 ------------      ------------     ------------
                    Denominator:
                       Weighted average shares outstanding                         21,027,699        20,903,723       20,881,357
                                                                                 ------------      ------------     ------------
                          Basic earnings (loss) per share                        $       (.97)              .34             (.56)
                                                                                 ============      ============     ============
                  Diluted earnings (loss) per share:
                    Numerator:
                       Net income (loss)                                         $(19,551,365)        7,127,137      (11,662,564)
                                                                                 ------------      ------------     ------------
                    Denominator:
                       Weighted average shares outstanding                         21,027,699        20,903,723       20,881,357
                       Effect of dilutive securities:
                         Employee stock options                                            --           157,536          355,329
                         Convertible preferred stock                                6,200,000         1,430,769               --
                                                                                 ------------      ------------     ------------
                         Weighted average shares and assumed conversions           27,227,699        22,492,028       21,236,686
                                                                                 ------------      ------------     ------------
                          Diluted earnings (loss) per share (1)                  $       (.97)              .32             (.56)
                                                                                 ============      ============     ============

                  (1) The effects of common stock equivalents and convertible preferred stock are antidilutive for the 2000 and 1998 periods; therefore, diluted earnings (loss) per share is reported the same as basic earnings (loss) per share.

         (n)      Stock-Based Compensation

                  In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"). Statement 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument. Under Statement 123, the Company elects to measure compensation costs using the intrinsic value based

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


                  method of accounting prescribed by APB 25 "Accounting for Stock Issued to Employees".

         (o)      Accounting Pronouncements

                  Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"), as amended. Statement 133 establishes accounting and reporting standards for derivative instruments and requires that an entity recognize all derivatives as either assets or liabilities in the financial statements and measure those instruments at fair value with changes in fair value recorded through the income statement. The Company anticipates that the adoption of Statement 133 will not have a material impact on the consolidated financial statements.

(2)      INVESTMENTS

         The following schedule summarizes the components of net investment income:

                                                                     Years ended December 31
                                                        ------------------------------------------------
                                                            2000              1999              1998
                                                        ------------      ------------      ------------
                  Investment income on:
                      Fixed maturities                  $ 12,137,120         9,086,506         9,109,856
                      Common stocks                          602,300                --                --
                      Other investments                      109,307                --                --
                      Short-term investments               2,266,657         1,019,238           896,940
                                                        ------------      ------------      ------------
                                                          15,115,384        10,105,744        10,006,796
                      Investment expenses                 (1,022,470)         (383,531)         (204,094)
                                                        ------------      ------------      ------------
                        Net investment income           $ 14,092,914         9,722,213         9,802,702
                                                        ============      ============      ============

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


         The following schedule summarizes the amortized cost and estimated fair values of investments in debt securities:

                                                                                     Gross           Gross            Estimated
                                                                 Amortized        Unrealized      Unrealized            Fair
                                                                    Cost             Gains           Losses             Value
                                                                ------------     ------------     ------------      ------------
                                                                                    (Amounts in thousands)
         Fixed maturities:

           Bonds available for sale:
              U.S. Government securities - 2000                 $     21,138              205              (26)           21,317
              U.S. Government securities - 1999                       24,365               --             (336)           24,029

              Tax-exempt state & municipal bonds - 2000               45,284              330             (142)           45,472
              Tax-exempt state & municipal bonds - 1999              148,983              178           (2,957)          146,204

              Corporate bonds - 2000                                 121,564            4,857             (868)          125,553
              Corporate bonds - 1999                                  27,067               22             (245)           26,844

           Certificates of deposit - 2000                                845               --               --               845
           Certificates of deposit - 1999                                455               --               --               455

                 Total Fixed maturities - 2000                       188,831            5,392           (1,036)          193,187
                 Total Fixed maturities - 1999                  $    200,870              200           (3,538)          197,532

         The amortized cost and estimated fair value of debt securities at December 31, 2000 and 1999, by maturity, are shown below.

                                                                       2000                              1999
                                                           -----------------------------     -----------------------------
                                                                              Estimated                         Estimated
                                                             Amortized          Fair          Amortized           Fair
                                                               Cost             Value            Cost             Value
                                                           ------------     ------------     ------------     ------------
                                                                          (Amounts in thousands)
         Due in one year or less                           $     22,203           22,274           42,770           42,821
         Due after one year but within five years               102,822          103,944          113,979          112,151
         Due after five years but within ten years               59,531           62,601           35,123           33,755
         Due after ten years but within twenty years              4,275            4,368            5,622            5,432
         Due beyond twenty years                                     --               --            3,376            3,373
                                                           ------------     ------------     ------------     ------------
                                                           $    188,831          193,187          200,870          197,532
                                                           ============     ============     ============     ============

         Investments of $16,507,427 and $14,832,735, at December 31, 2000 and
         1999, respectively, were on deposit with various regulatory bodies as required by law.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


(3)      ACCUMULATED OTHER COMPREHENSIVE INCOME

         The following schedule presents the components of other comprehensive income:

                                                                                 Years ended December 31
                                                                     ------------------------------------------------
                                                                         2000              1999              1998
                                                                     ------------      ------------      ------------

         Unrealized gains (losses) on securities:
             Unrealized holding gains (losses) during period         $  7,455,491        (4,613,296)          827,036
             Reclassification adjustment for amounts included
               in net income for realized gains (losses)               (1,906,911)          605,606           692,510
                                                                     ------------      ------------      ------------

             Other comprehensive income (loss) before
               Federal income taxes                                     9,362,402        (5,218,902)          134,526

             Federal income tax expense (benefit)                       3,218,456        (1,833,386)           53,853
                                                                     ------------      ------------      ------------
               Other comprehensive income (loss)                     $  6,143,946        (3,385,516)           80,673
                                                                     ============      ============      ============

(4)      NOTE PAYABLE

         In November of 1998, the Company entered into a credit agreement with a commercial bank pursuant to which it borrowed $18,000,000. Interest was due monthly at an interest rate that approximated the 30-day London Interbank Offered Rate (LIBOR) plus 175 basis points (8.3125% at December 31, 2000). Principal payments of $500,000 were due each quarter with the balance of $10,500,000 due at maturity of the note on October 1, 2003. The Company recorded interest expense of $1,409,378, $1,265,529 and $101,763 during 2000, 1999 and 1998, respectively. The
         Company paid interest of $1,286,438, $1,367,292 and $0 during 2000, 1999 and 1998, respectively. The Company made principal payments of $500,000 in January, April, July and October of 2000 and in January, 2001.

         In March 2001, the credit agreement was amended, specific breaches of covenants were waived, $2,500,000 in principal was prepaid and certain terms were amended. Interest is due monthly at an interest rate that approximates the 30-day LIBOR plus 250 basis points with an increase of 25 basis points each quarter beginning October 1, 2001. Principal payments of $500,000 are due each quarter and increase to $750,000 beginning April 1, 2002, with the balance of $6,500,000 due at maturity of the note on October 1, 2003.

(5)      REINSURANCE

         Ceded

         Commercial Lines

         Prior to 1999, the Company wrote commercial casualty policy limits of $1,000,000. For policies with an effective date occurring from 1995 through 1998, the Company has first excess casualty reinsurance for 100% of casualty claims exceeding $500,000 up to the $1,000,000 limits, resulting in a maximum net claim retention per risk of $500,000 for such policies. During 1999 and 2000, the Company wrote commercial casualty policy limits of $5,000,000. For policies with an effective date occurring in 1999 or 2000, the Company has first excess casualty reinsurance for 100% of casualty claims exceeding $500,000 up to $1,000,000 and second excess casualty reinsurance for 100% of casualty claims exceeding $1,000,000 up to the $5,000,000 limits, resulting in a maximum net claim retention per risk of $500,000. The Company uses facultative reinsurance for policy limits written in excess of $5,000,000.

         Effective December 31, 2000 the Company entered into a quota share reinsurance agreement whereby the Company ceded 100% of its commercial auto liability unearned premiums and 50% of all other commercial business unearned premiums at December 31, 2000 to a non-affiliated reinsurer. For policies with an effective date of January 1, 2001 or subsequent, the Company entered into a quota share reinsurance agreement whereby the Company will cede 20% of its commercial business to a non-affiliated reinsurer. Also effective December 31, 2000, the Company entered into a reserve reinsurance cover agreement with a non-affiliated reinsurer. This agreement reinsures the Company's ultimate net aggregate liability in excess of $32,500,000 up to an aggregate limit of $57,150,000 for net commercial auto liability losses and loss adjustment expense incurred but unpaid as of December 31, 2000. The Company established a reinsurance

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


         balance receivable and a liability for funds held under reinsurance agreements for the reserves transferred at December 31, 2000.

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

         For its miscellaneous professional liability coverages, the Company has quota share reinsurance for 50% of the first $1,000,000 of professional liability claims resulting in a maximum net claim retention per risk of $500,000.

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

         The Company's personal auto business is produced by NSL and Tri-State or written on a direct basis through MCIC. For business produced by NSL with an effective date of April 1, 2000 through December 31, 2000, the Company has excess of loss reinsurance for 100% of claims in excess of $25,000 up to the $100,000 policy limits and quota share reinsurance for 20% of the first $25,000 of claims resulting in a maximum net claim retention per risk of $20,000. For business produced by NSL with an effective date of January 1, 2001 or after, the Company has excess of loss reinsurance for 100% of claims in excess of $25,000 up to the

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


         $100,000 policy limits and quota share reinsurance for 50% of the first $25,000 of claims resulting in a maximum net claim retention per risk of $12,500.

         For business produced by Tri-State or written on a direct basis with MCIC with an effective date prior to January 1, 2001, the Company has excess of loss reinsurance for 100% of claims in excess of $25,000 up to the $100,000 policy limits and quota share reinsurance for 50% of the first $25,000 of claims resulting in a maximum net claim retention per risk of $12,500. For business produced by Tri-State or written on a direct basis with MCIC with an effective date of January 1, 2001 or after, the Company has excess of loss reinsurance for 100% of claims in excess of $25,000 up to the $100,000 policy limits and quota share reinsurance for 75% of the first $25,000 of claims resulting in a maximum net claim retention per risk of $6,250.

         For 2000, the Company carried catastrophe property reinsurance to protect against catastrophe occurrences for 95% of the property claims that exceed $500,000 but do not exceed $13,000,000 for a single catastrophe. The Company also carried property excess per risk reinsurance which covers property claims exceeding $100,000 up to $5,000,000 net loss each risk. From time to time the Company makes use of facultative reinsurance to cede unusual risks on a negotiated basis.

         Beginning in 2001, the Company carries catastrophe property reinsurance to protect it against catastrophe occurrences for 95% of the property claims that exceed $1,500,000 but do not exceed $13,000,000 for a single catastrophe as well as second event catastrophe property reinsurance for 100% of $1,000,000 excess of $500,000 on a second catastrophic event. The Company also carries property excess per risk reinsurance that covers property claims exceeding $150,000 up to $1,500,000 net loss each risk. The Company uses facultative reinsurance for limits written on individual risks in excess of $1,500,000.

         MGAI utilized a reinsurance arrangement in Florida whereby premiums were ceded to a non-affiliated authorized reinsurer and the reinsurer ceded the premiums to General Agents. This was necessary because General Agents was not an authorized reinsurer in Florida until the fourth quarter of 2000. This program is currently in run off.

         GCM has entered into fronting arrangements with non-affiliated insurance companies. GCM retains no portion as the business written under these agreements is 100% ceded. Although these cessions are made to authorized reinsurers rated "A (Excellent)" or better by Best's, the agreements require that collateral (in the form of trust agreements and/or letters of credit) be maintained to assure payment of the unearned premiums and unpaid claims and claim adjustment expenses relating to the risks insured under these fronting arrangements. The balances in such accounts as of December 31, 2000 and 1999 total $24,148,000, and $30,687,000, respectively.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


         The amounts deducted in the consolidated financial statements for reinsurance ceded as of and for the years ended December 31, 2000, 1999 and 1998 respectively, are set forth in the following table.

                                                                                   2000             1999             1998
                                                                               ------------     ------------     ------------

         Premiums earned                                                       $ 11,796,216        2,745,843        1,982,459
         Premiums earned - Florida business                                    $ 13,928,709        9,360,816           38,937
         Premiums earned - plan servicing                                      $         --          977,684        3,767,180
         Premiums earned - fronting arrangements                               $ 27,864,491       47,415,305       41,199,644

         Claims and claim adjustment expenses                                  $ 15,824,110        5,867,896        5,332,551
         Claims and claim adjustment expenses - Florida business               $ 13,215,687        6,998,999           26,267
         Claims and claim adjustment expenses - plan servicing                 $  1,094,163        3,456,779        4,429,624
         Claims and claims adjustment expenses - fronting arrangements         $ 20,315,134       35,075,008       34,992,635

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

         The amounts included in the Consolidated Balance Sheets for reinsurance ceded under fronting arrangements and reinsurance ceded to the commercial automobile plans of Arkansas, California, Louisiana, Mississippi, and Pennsylvania were as follows:

                                                                                   2000             1999             1998
                                                                               ------------     ------------     ------------

         Unearned premiums - Florida business                                  $    617,477        7,817,052          362,402
         Unearned premiums - plan servicing                                    $         --               --        1,139,560
         Unearned premiums - fronting arrangements                             $  6,642,887       14,263,564       20,194,814

         Unpaid claims and claim adjustment expenses - Florida business        $  4,253,582        2,651,273           24,386
         Unpaid claims and claim adjustment expenses - plan servicing          $  4,700,008        8,094,763        9,380,484
         Unpaid claims and claim adjustment expenses fronting arrangements     $  9,481,175       13,575,089       13,927,694

         The Company remains directly liable to its policyholders for all policy obligations and the reinsuring companies are obligated to the Company to the extent of the reinsured portion of the risks.

         Assumed

         The Company, from time to time, utilizes reinsurance arrangements with various non-affiliated admitted insurance companies, whereby the Company underwrites the coverage and assumes the policies 100% from the companies. These arrangements require that the Company maintain escrow accounts to assure payment of the unearned premiums and unpaid claims and claim adjustment expenses relating to risks insured through such arrangements and assumed by the Company. As of December 31, 2000, 1999 and 1998, the balance in such escrow accounts totaled $15,059,497, $13,200,000, and $0, respectively. For 2000, 1999 and 1998 the premiums earned by assumption were $18,243,710, $5,396,727 and $1,883,349, respectively. The assumed unpaid claims and claim adjustment expenses were $5,142,488, $3,148,901 and $603,833, respectively.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


(6)      FEDERAL INCOME TAXES

         In the accompanying consolidated statements of operations, the provisions for Federal income tax as a percent of related pretax income differ from the Federal statutory income tax rate. A reconciliation of income tax expense using the Federal statutory rates to actual income tax expense follows:

                                                                  2000              1999              1998
                                                              ------------      ------------      ------------

         Income tax expense  (benefit) at 34% - 2000,
           35% - 1999 and 1998                                $(10,522,791)        2,919,455        (7,448,031)
         Tax-exempt interest income                               (988,145)       (2,137,175)       (2,182,650)
         Dividends received deduction                             (144,767)           (1,620)               --
         Amortization of goodwill                                  327,658           241,026                --
         Other, net                                                (69,975)          192,477            13,156
                                                              ------------      ------------      ------------
             Income tax expense (benefit)                     $(11,398,020)        1,214,163        (9,617,525)
                                                              ============      ============      ============

         Under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"), the primary objective is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. As a consequence, the portion of the tax expense which is a result of the change in the deferred tax asset or liability may not always be consistent with the income reported on the statement of operations.

         The following table represents the tax effect of temporary differences giving rise to the net deferred tax asset established under Statement 109.

                                                                           As of December 31
                                                                     -----------------------------
                                                                         2000             1999
                                                                     ------------     ------------

         Deferred tax assets:
             Unpaid claims and claims adjustment expenses            $  5,692,474        4,580,133
             Unearned premiums                                          1,807,709        4,135,577
             Deferred service fee income                                   81,654          126,467
             Unrealized losses on investments                                  --        1,209,695
             Alternative minimum tax credit                             3,514,715        3,821,354
             Net operating loss                                         7,710,640          378,200
             Capital losses                                               648,350               --
             Stock options exercised                                      177,093               --
             Other                                                         74,663           21,910
                                                                     ------------     ------------
               Total deferred tax assets                               19,707,298       14,273,336
                                                                     ------------     ------------

         Deferred tax liabilities:
             Deferred policy acquisition costs and deferred
               ceding commission income                                   782,661        5,224,686
             Unrealized gains on investments                            2,008,760               --
             Depreciation and amortization                              1,068,177          637,924
             Accrual of discount on bonds                                 173,290            7,416
             Other                                                          3,084            1,596
                                                                     ------------     ------------
               Total deferred tax liabilities                           4,035,972        5,871,622
                                                                     ------------     ------------
                  Net deferred tax assets                            $ 15,671,326        8,401,714
                                                                     ============     ============

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


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

         As of December 31, 2000, the Company has net operating loss carry forwards of approximately $24,585,266 for tax return purposes which, if not utilized, will expire in 2020. As of December 31, 2000 the Company has capital loss carry forwards of $1,906,911 for tax purposes which, if not utilized, will expire in 2005.

(7)      SHAREHOLDERS' EQUITY

         The Company has 250,000,000 shares of authorized $.10 par value Common Stock (the "Common Stock"). Of the authorized shares, 22,013,830 and 21,763,927 were issued as of December 31, 2000 and 1999, respectively, and 21,169,736 and 20,919,833 were outstanding as of December 31, 2000 and 1999, respectively. The Company also has 10,000,000 shares of Preferred Stock with $100 par value authorized of which 31,620 shares of Series A Convertible Preferred Stock (the "Series A Preferred Stock") were issued and outstanding as of December 31, 2000 and 1999.

         As a result of the value attributable to Common Stock purchase warrants issued with the Series A Preferred Stock, the Series A Preferred Stock effectively was issued at a discount which is being amortized over a five year period using the effective interest method. The Series A Preferred Stock is convertible into 6,200,000 shares of Common Stock at a conversion price of $5.10 per share. On or after June 30, 2005, the Series A Preferred Stock is redeemable, in whole or in part, at the option of the Company at a redemption price equal to $1,000 per share plus any declared but unpaid dividends and distributions on the Series A Preferred Stock. The Company also has outstanding a five year warrant to purchase an aggregate of 1,550,000 shares of Common Stock at an exercise price of $6.375 per share (the "Series A Warrant") and a seven year warrant to purchase an aggregate of 1,550,000 shares of Common Stock at an exercise price of $8.50 per share (the "Series B Warrant"). Proceeds were allocated based upon the relative fair values of the Series A Preferred Stock, the Series A Warrant and the Series B Warrant. The Warrants are anti-dilutive. See note (12) for subsequent changes.

         In 2000, 1999 and 1998, the Company paid quarterly cash dividends of $.0175 per share on its Common Stock for every quarter. The Board of Directors discontinued quarterly dividends on the Common Stock in February 2001.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


         The following table presents the statutory policyholders' surplus and statutory net income (loss) as of and for the years ended December 31, 2000, 1999, and 1998:

                                                                                 As of and for the years ended December 31
                                                                             ------------------------------------------------
                                                                                 2000              1999              1998
                                                                             ------------      ------------      ------------
         Statutory shareholder's equity/policyholders' surplus:
             General Agents and MGAI                                         $ 72,383,234        67,155,036        69,825,964
             MCIC                                                               3,149,255                --                --
             GCM                                                                2,000,000         2,000,000         2,000,000
                                                                             ------------      ------------      ------------
              Consolidated shareholders' equity/policyholders' surplus       $ 77,532,489        69,155,036        71,825,964
                                                                             ============      ============      ============
         Statutory net income (loss):
             General Agents and MGAI                                         $(13,173,203)        5,703,199       (13,682,598)
             MCIC                                                                 144,869                --                --
             GCM                                                                 (331,520)         (186,918)         (340,460)
                                                                             ------------      ------------      ------------
                Consolidated statutory net income (loss)                     $(13,359,854)        5,516,281       (14,023,058)
                                                                             ============      ============      ============

         The Company's statutory capital exceeds the benchmark capital level under the Risk Based Capital formula for its major insurance companies. The Company will adopt the NAIC Accounting Practices and Procedures (Codification of Statutory Accounting) effective January 1, 2001. The Company does not anticipate a significant impact on statutory policyholders' surplus for 2001.

         Statutes in Texas, Oklahoma and North Dakota restrict the payment of dividends by the insurance company subsidiaries to the available surplus funds derived from their realized net profits. The maximum amount of cash dividends that each subsidiary may declare without regulatory approval in any 12-month period is the greater of net income for the 12-month period ended the previous December 31 or ten percent (10%) of policyholders' surplus as of the previous December 31. In 2001, General Agents (the Oklahoma subsidiary) may declare dividends to GNA of up to $7,238,323 without regulatory approval; MGAI (the Texas subsidiary) may declare dividends to General Agents of up to $1,966,799 without regulatory approval; and MCIC (the North Dakota subsidiary) may declare dividends to Tri-State of $314,925 without regulatory approval.

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

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


(8)      BUSINESS TRANSACTIONS

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


         On October 4, 1999 GNA sold to GMSP, for an aggregate purchase price of $31,620,000 (i) 31,620 shares of Series A Preferred Stock, which are convertible into 6,200,000 shares of Common Stock at a conversion price of $5.10 per share, (ii) the Series A Warrant to purchase an aggregate of 1,550,000 shares of Common Stock at an exercise price of $6.375 per share and (iii) the Series B Warrant to purchase an aggregate of 1,550,000 shares of Common Stock at an exercise of $8.50 per share
         (the "1999 GMSP Transaction"). At closing GNA and its insurance company subsidiaries entered into Investment Management Agreements with GMSP pursuant to which GMSP manages their respective investment portfolios. Completion of the 1999 GMSP Transaction concluded the strategic alternatives review process that the Company initiated in 1998. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Business Operations."

         On March 23, 2001, the Company consummated a transaction with GMSP pursuant to which, among other things, the Company issued shares of its newly created Series C Preferred Stock to GMSP in exchange for an aggregate purchase price of $3.0 million in cash (the "2001 GMSP Transaction"). In the 2001 GMSP Transaction, the Company and GMSP changed certain terms of certain of the securities issued to GMSP pursuant to the 1999 GMSP Transaction and the Company undertook to redeem the Series A Preferred Stock in 2006, subject to certain conditions. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Business Operations."

         On March 23, 2001, the Company consummated a transaction with Robert W. Stallings pursuant to which, among other things, the Company issued shares of its newly created Series B Preferred Stock and a warrant to purchase an aggregate of 1,050,000 shares of GNA Common Stock at the defined Conversion Price in exchange for an aggregate purchase price of $3.0 million in cash (the "Stallings Transaction"). See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Business Operations."

         On January 7, 2000, the Company completed the acquisition of Tri-State, Ltd. (Tri-State), an insurance operation specializing primarily in underwriting, servicing and claims handling of nonstandard personal auto insurance in Minnesota, North Dakota and South Dakota. Tri-State operates a managing general agency, a motor vehicle driving records service company and an insurance subsidiary, Midwest Casualty
         Insurance Company (MCIC). Tri-State was incorporated in 1980 and currently markets nonstandard personal auto insurance through over 540 retail agencies in its three key states and commercial automobile insurance in four states. Tri-State continues to operate at its current locations to develop personal and commercial lines of business The purchase price was approximately $6 million with an additional payment of approximately $1.2 million made in July, 2000 and $1.6 million made in January 2001 for the conversion goal. Additional payments up to approximately $3.0 million in cash are possible over the next several years based on specific profitability targets. The transaction has resulted in goodwill of approximately $5.4 million which is being amortized on a straight line basis over 25 years.

         The pro forma unaudited results of operations for the years ended December 31, 1999 and 1998, assuming the purchase of Tri-State had consummated on January 1, 1998 are presented below:

                                                          1999             1998
                                                      ------------     ------------
                                              (Amounts in thousands, except per share data)

         Revenues                                     $    132,998          111,622
         Net income (loss)                            $      8,310          (10,770)
         Basic earnings (loss) per share              $        .40             (.52)
         Diluted earnings (loss) per share            $        .37             (.52)

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

         On October 23, 1998, the Company completed the acquisition of the Lalande Financial Group, Inc. ("Lalande Group"). The Lalande Group includes National Specialty Lines, Inc. ("NSL") and DLT Insurance Adjusters, Inc. ("DLT"). NSL is a managing general agency that markets nonstandard personal auto insurance through approximately 800 retail agencies in Florida. DLT is an automobile claims adjusting firm that provides claim services on NSL produced business and to outside parties. The purchase price was for $18 million in cash

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


         paid at closing plus up to an additional $22 million in cash to be paid over approximately five years contingent upon the operating performance of the Lalande Group. The purchase was financed with a commercial bank borrowing of $18 million (note 4). The transaction resulted in goodwill of approximately $17.2 million which is being amortized on a straight line basis over 25 years. The acquisition was accounted for as a purchase and the results of operations since the acquisition date have been consolidated. The Company paid $2 million of the operating performance contingency in April of 2000.

         The pro forma unaudited results of operations for the year ended December 31, 1998, assuming the purchase of the Lalande Group had consummated on January 1, 1998, are presented below.

                                                              1998
                                                          ------------
                                                      (Amounts in thousands,
                                                      except per share data)
         Revenues                                         $    112,039
         Net loss                                         $    (12,285)
         Basic loss per share                             $      (0.59)
         Diluted loss per share                           $      (0.59)

(9)      BENEFIT PLANS

         At December 31, 2000, the Company had two plans under which options to purchase shares of GNA's common stock could be granted: the 1995 Stock Option Plan (95 Plan) and the 1998 Long-Term Incentive Plan (98 Plan). The 1990 Stock Option Plan and all unexercised options thereunder expired during 2000. The 95 Plan was approved by the shareholders on May 10, 1996 and 1,071,000 shares are reserved for issuance under this plan. Options granted under the 95 Plan have a maximum ten year term and are exercisable at the rate of 20% immediately upon grant and 20% on each of the first four anniversaries of the grant date. The 98 Plan was approved by the shareholders on July 17, 1998, and the aggregate number of shares of common stock that may be issued under the 98 Plan is limited to 1,000,000. Under the 98 Plan, stock options (including incentive stock options and non-qualified stock options), stock appreciation rights and restricted stock awards may be made. In 2000 options for 521,925 shares were granted to officers, directors and employees of the Company under the 98 Plan at an average exercise price of $5.56 per share. In 1998 options for 579,710 shares were granted to Glenn W. Anderson under an employment agreement at an exercise price of $5.75 per share. The exercise price of each outstanding option equals the market price of the GNA's common stock on the date of grant.

         A summary of the status of the Company's outstanding options as of December 31, 2000 and 1999, and changes during the years ended December 31, 2000 and 1999 is presented below:

                                                                       2000                               1999
                                                          --------------------------------   --------------------------------
                                                           Underlying     Weighted Average    Underlying     Weighted Average
                                                             Shares        Exercise Price       Shares        Exercise Price
                                                          ------------    ----------------   ------------    ----------------
         Options outstanding, beginning of period:           1,565,147      $       6.49        1,540,640      $       6.42
         Options granted                                       531,925      $       5.57           67,000      $       5.78
         Options exercised                                    (249,903)     $       2.18          (23,270)     $       2.14
         Options forfeited                                     (31,539)     $       7.35          (19,223)     $       6.34
                                                          ------------                       ------------
         Options outstanding, end of period                  1,815,630      $       6.79        1,565,147      $       6.49
                                                          ============                       ============
         Options exercisable at end of period                1,287,601                          1,353,775
         Weighted average fair value of options
             granted during period                                2.71                               2.66

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


         The following table summarizes information for the stock options outstanding at December 31, 2000:

                                       Options Outstanding                          Options Exercisable
                          ------------------------------------------------    ------------------------------
                              Number     Weighted Average      Weighted          Number          Weighted
          Range of         Outstanding      Remaining           Average        Exercisable        Average
       Exercise Prices     at 12/31/00   Contractual Life   Exercise Price     at 12/31/00    Exercise Price
       ---------------    ------------   ----------------   --------------    ------------    --------------
          $ 2 to 5              15,000      8.25 years       $       4.88            6,000     $       4.88
          $ 5 to 8           1,448,791      5.75 years       $       5.88          929,762     $       5.99
          $ 8 to 11            351,839      5.36 years       $      10.63          351,839     $      10.63
                          ------------                                        ------------
          $ 2 to 11          1,815,630      5.70 years       $       6.79        1,287,601     $       7.25
                          ============                                        ============

         The Company applies APB 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost been determined consistent with Statement 123 for the options granted, the Company's net income and earnings per share would have been the pro forma amounts indicated below:

                                                                        Years ended December 31
                                     ----------------------------------------------------------------------------------------------
                                                 2000                             1999                            1998
                                     -----------------------------    ----------------------------    -----------------------------
                                     As reported        Pro forma     As reported       Pro forma     As reported        Pro forma
                                     ------------     ------------    ------------    ------------    ------------     ------------
Net income (loss)                    $(19,551,365)     (20,098,914)      7,127,137       6,615,014     (11,662,564)     (12,139,335)
Less: Preferred stock dividends           434,000          434,000         108,500         108,500              --               --
Less: Accretion of discount on
      preferred stock                     346,164          346,164              --              --              --               --
                                     ------------     ------------    ------------    ------------    ------------     ------------
Net income available to
  common shareholders                $(20,331,529)     (20,879,078)      7,018,637       6,506,514     (11,662,564)     (12,139,335)
                                     ============     ============    ============    ============    ============     ============

Basic earnings (loss) per share      $       (.97)            (.99)            .34             .31            (.56)            (.58)
Diluted earnings (loss) per share    $       (.97)            (.99)            .32             .29            (.56)            (.58)

         The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 31.81 to 32.00% for 2000, 25.3 to 28.4% for 1999 and 32.6% for 1998, risk free interest rates of 6.31 to 6.66% for 2000, 6.58% for 1999 and 5.04% for 1998, expected dividend yields of 1.23 to 1.27% for 2000, 1.2% for 1999 and 1998, and an
         expected life of 7.5 years for all periods presented.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


         The Company has a 401(k) plan for the benefit of its eligible employees. The Company made quarterly contributions to the plan during 2000 which totaled $265,836. The Company did not make any annual contributions to the plan during 1999 or 1998.

         In 1998, the Company implemented an incentive compensation plan under which all full time employees with at least six months of service participate. Factors applicable to the incentive compensation plan are:
         Company's net income level, individual performance, employee's salary and position with the Company. The amounts expensed for 2000, 1999 and 1998 were $0, $934,659 and $540,666, respectively.

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

         The following tables represent a summary of segment data as of and for the years ended December 31, 2000, 1999 and 1998:

                                                                                              2000
                                                              --------------------------------------------------------------------
                                                               Commercial         Personal
                                                                 Lines              Lines              Other             Total
                                                              ------------       ------------       ------------      ------------
                                                                                   (Dollar amounts in thousands)

         Gross premiums written                               $    113,354             54,932                 --           168,286
                                                              ============       ============       ============      ============
         Premiums earned                                           107,922             43,534                 --           151,456
         Net investment income                                       8,671              4,301              1,121            14,093
         Insurance services                                             --                354                700             1,054
         Expenses                                                 (141,454)           (49,847)            (1,971)         (193,272)
                                                              ------------       ------------       ------------      ------------
             Operating income (loss)                               (24,861)            (1,658)              (150)          (26,669)
         Net realized gains (losses)                                    --                 --             (1,907)           (1,907)
         Interest expense                                               --             (1,409)                --            (1,409)
         Amortization expense                                           --               (964)                --              (964)
                                                              ------------       ------------       ------------      ------------
             Income (loss) before Federal income taxes        $    (24,861)            (4,031)            (2,057)          (30,949)
                                                              ============       ============       ============      ============
         Combined ratio (GAAP) basis                                 131.1%             114.5%                               126.3%
                                                              ============       ============                         ============

         Total assets                                         $    308,148             84,599             82,296           475,043
                                                              ============       ============       ============      ============

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


                                                                                              1999
                                                              --------------------------------------------------------------------
                                                               Commercial         Personal
                                                                 Lines              Lines              Other             Total
                                                              ------------       ------------       ------------      ------------
                                                                                   (Dollar amounts in thousands)

         Gross premiums written                               $     97,139             36,759                 --           133,898
                                                              ============       ============       ============      ============
         Premiums earned                                            91,928             21,352                 --           113,280
         Net investment income                                       7,607              2,115                 --             9,722
         Insurance services                                             --                992                857             1,849
         Expenses                                                  (91,091)           (21,537)            (2,533)         (115,161)
                                                              ------------       ------------       ------------      ------------
             Operating income (loss)                                 8,444              2,922             (1,676)            9,690
         Net realized gains                                             --                 --                606               606
         Interest expense                                               --             (1,266)                --            (1,266)
         Amortization expense                                           --               (689)                --              (689)
                                                              ------------       ------------       ------------      ------------
             Income (loss) before Federal income taxes        $      8,444                967             (1,070)            8,341
                                                              ============       ============       ============      ============
         Combined ratio (GAAP) basis                                  99.1%             100.9%                                99.4%
                                                              ============       ============                         ============

         Total assets                                         $    253,576             73,786             68,286           395,648
                                                              ============       ============       ============      ============

                                                                                              1998
                                                              --------------------------------------------------------------------
                                                               Commercial         Personal
                                                                 Lines              Lines              Other             Total
                                                              ------------       ------------       ------------      ------------
                                                                                   (Dollar amounts in thousands)

         Gross premiums written                               $     88,188              2,974                 --            91,162
                                                              ============       ============       ============      ============
         Premiums earned                                            91,697                506                 --            92,203
         Net investment income                                       9,648                155                 --             9,803
         Insurance services                                             --                460              2,468             2,928
         Expenses                                                 (121,491)              (553)            (4,589)         (126,633)
                                                              ------------       ------------       ------------      ------------
             Operating income (loss)                               (20,146)               568             (2,121)          (21,699)
         Net realized gains                                             --                 --                693               693
         Interest expense                                               --               (102)                --              (102)
         Amortization expense                                           --               (172)                --              (172)
                                                              ------------       ------------       ------------      ------------
             Income (loss) before Federal income taxes        $    (20,146)               294             (1,428)          (21,280)
                                                              ============       ============       ============      ============
         Combined ratio (GAAP) basis                                 132.5%             109.3%                               132.7%
                                                              ============       ============                         ============

         Total assets                                         $    295,699             12,194             37,697           345,590
                                                              ============       ============       ============      ============

(11)     CONTINGENCIES

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

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


         The Company does not have any financial instruments where there is off-balance-sheet-risk of accounting loss due to credit or market risk. There is credit risk in the premiums receivable and reinsurance balances receivable of the Company. At December 31, 2000 and 1999 the Company did not have a premiums receivable balance nor a reinsurance balance receivable from any one entity that was material with regard to shareholders' equity.

(12)     SUBSEQUENT EVENT

         Note Payable

         On March 23, 2001, the Company amended its credit agreement with its bank, which included waivers for specific breaches of covenants. The Company made a $2.5 million prepayment of the note payable from the proceeds of the 2001 GMSP Transaction and the Stallings Transaction.

         GMSP and Stallings Transactions

         On October 4, 1999, in the 1999 GMSP Transaction GNA sold to GMSP, for an aggregate purchase price of $31,620,000, (i) 31,620 shares of Series A Preferred Stock, which are convertible into 6,200,000 shares of Common Stock at a conversion price of $5.10 per share, (ii) the Series A Warrant to purchase an aggregate of 1,550,000 shares of Common Stock at an exercise price of $6.375 per share and (iii) the Series B Warrant to purchase an aggregate of 1,550,000 shares of Common Stock at an exercise of $8.50 per share. At closing GNA and its insurance company subsidiaries entered into Investment Management Agreements with GMSP, pursuant to which GMSP manages their respective investment portfolios. Completion of the 1999 GMSP Transaction concluded the strategic alternatives review process that the Company initiated in 1998. Proceeds from the 1999 GMSP Transaction were available for acquisitions, investments and other corporate purposes. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Business Operations."

         On March 23, 2001, the Company consummated the 2001 GMSP Transaction with GMSP pursuant to which, among other things, the Company issued shares of its newly created Series C Preferred Stock to GMSP in exchange for an aggregate purchase price of $3.0 million in cash.

         The annual dividend rate on the Series C Preferred Stock is 10% during the first three years and 20% thereafter. Unpaid dividends are cumulative and compounded. The Series C Preferred Stock is redeemable at the Company's option after five years and at the option of the majority holders after six years. The Series C Preferred Stock is not convertible into Common Stock.

         The agreement with GMSP was conditioned upon the following changes in the securities currently held by GMSP. The exercise prices of the Series A Warrant and the Series B Warrant held by GMSP were amended to equal a defined Conversion Price (see below) and 115% of the defined Conversion Price, respectively. Each of these warrants provides for the purchase of 1,550,000 million shares of Common Stock, subject to adjustment. Further, GNA is required to redeem the outstanding shares of its Series A Preferred Stock on January 1, 2006, subject to certain conditions. Any Series A Preferred Stock unredeemed for any reason after that date would accrue interest, payable quarterly at a rate equal to eight percent per year with any unpaid interest compounded annually.

         The agreement with GMSP provides an opportunity to convert GNA holding company illiquid investments with a cost of $4.2 million to cash as of November 2002, as follows: GNA could at its option require GMSP to purchase the illiquid investments for $2.1 million, less any future cash received prior to November 2002 from the investments. GMSP could at its option require GNA to sell the illiquid investments to GMSP for $4.2 million, less any future cash received prior to November 2002 from the investments.

         On March 23, 2001, the Company consummated the Stallings Transaction pursuant to which, among other things, the Company issued shares of its newly created Series B Preferred Stock and a warrant to purchase an aggregate of 1,050,000 shares of Common Stock at the defined Conversion Price in exchange for an aggregate purchase price of $3.0 million in cash. The annual dividend provisions and the redemption provisions of the Series B Preferred Stock are the same as those for the Series C Preferred Stock. The Series B Preferred Stock is convertible into Common Stock

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


         at the defined Conversion Price. Subject to adjustment for certain events, the Series B Preferred Stock is convertible into a maximum of 1,333,333 shares of Common Stock. The term of the warrant is five years. Robert W. Stallings was elected non-executive Vice Chairman of the Board and a director of the Company.

         A defined Conversion Price formula, subject to standard adjustments, will be used to determine the conversion price for the Series B Preferred Stock and to determine the exercise prices for the Stallings warrant and as the basis for the amended exercise prices of the GMSP warrants. The Conversion Price will be equal to the lesser of tangible book value per share of GNA Common Stock as of June 30, 2001, or 110% of the average closing price per share of GNA common stock for the 30 trading days immediately prior to April 30, 2001. Under no circumstance may the Conversion Price be less than $2.25.

         The transaction dated March 23, 2001 results in all preferred stock being redeemable, which will require mezzanine equity presentation for the March 31, 2001 balance sheet. The discount on the preferred stock will be amortized over the period until redemption using the effective interest method.

         Rating.

         On March 27, 2001, A.M. Best Co. downgraded the Company's insurance subsidiaries' current rating of "A-" (Excellent) to "B++" (Very Good), and assigned a negative outlook.


(13)     QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following table contains selected unaudited consolidated financial data for each quarter (in thousands, except per share data):

                                                2000 Quarter                                      1999 Quarter
                             ------------------------------------------------    ---------------------------------------------
                              Fourth        Third       Second        First       Fourth       Third      Second       First
                             ---------    ---------    ---------    ---------    ---------   ---------   ---------   ---------
Gross premiums written       $  39,706       40,274       44,552       43.754       35,530      35,400      35,850      27,119
Total revenues               $  40,818       42,541       42,279       39,057       36,803      33,097      29,231      26,327
Total expenses               $  57,340       54,375       44,205       39,724       34,673      31,664      26,886      23,895
Net income (loss)            $ (10,752)      (7,561)      (1,104)        (134)       1,751       1,411       1,828       2,137
Earnings (loss) per share:
  Basic                      $    (.52)        (.37)        (.06)        (.02)         .08         .07         .09         .10
  Diluted                    $    (.52)        (.37)        (.06)        (.02)         .07         .07         .09         .10
Common share prices(a)
  High                           4 1/4       5 1/16        6 1/8        6 3/8        6 1/2     6 15/16       6 3/8      6 9/16
  Low                           2 3/16      3 11/16        4 1/2        5 3/8        5 1/4           5     3 15/16       4 3/4

         (a)  As reported by the New York Stock Exchange

            INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTARY INFORMATION


The Board of Directors and Shareholders
GAINSCO, INC:


Under date of February 27, 2001, except for notes (8) and (12), as to which the date is March 23, 2001 we reported on the consolidated balance sheets of GAINSCO, INC. and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, shareholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                                                        KPMG LLP

Dallas, Texas
February 27, 2001, except for
notes (8) and (12), as to which
the date is March 23, 2001

                                                                      Schedule I

                         GAINSCO, INC. AND SUBSIDIARIES
                         Summary of Investments - Other
                       Than Investments in Related Parties

                             (Amounts in thousands)


                                                                     As of December 31
                                                  -------------------------------------------------------
                                                            2000                          1999
                                                  -------------------------     -------------------------
                                                                   (Amounts in thousands)
                                                   Amortized       Fair          Amortized       Fair
                                                     Cost          Value           Cost          Value
                                                  ----------     ----------     ----------     ----------
Type of Investment
    Fixed Maturities:
     Bonds available for sale:
      U.S. Government securities                  $   21,138         21,317         24,365         24,029
      Tax-exempt state and municipal bonds            45,284         45,472        148,983        146,204
      Corporate bonds                                121,564        125,553         27,067         26,844

    Certificates of deposit                              845            845            455            455
    Common stock                                       6,027          7,716             --             --
    Marketable securities                              4,581          4,442          1,288          1,170
                                                  ----------     ----------     ----------     ----------
                                                     199,439        205,345        202,158        198,702
                                                  ----------     ----------     ----------     ----------
Short-term investments                                40,840         40,840         46,478         46,478
                                                  ----------     ----------     ----------     ----------
        Total investments                         $  240,279        246,185     $  248,636        245,180
                                                  ==========     ==========     ==========     ==========


See accompanying independent auditors' report on supplementary information.

                                                                     Schedule II

                CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                                  GAINSCO, INC.
                                (PARENT COMPANY)

                                 Balance Sheets
                           December 31, 2000 and 1999

                                                                           2000                1999
                                                                      --------------      --------------
                                   Assets
Investments in subsidiaries                                           $  107,044,187         103,732,992
Common stock, at fair value (cost: $448,097 - 2000, $0 - 1999)               710,000                  --
Other investments, at cost (which approximates fair value)                 4,174,710             916,278
Short term investments                                                    11,839,744          31,034,925
Cash                                                                          46,743             501,725
Accrued investment income                                                     88,876              75,392
Net receivables from subsidiaries                                                 --           3,446,779
Deferred Federal income taxes                                              1,660,781                  --
Other assets                                                                 457,147             142,178
Goodwill                                                                  22,797,358          18,351,117
                                                                      --------------      --------------
          Total assets                                                $  148,819,546         158,201,386
                                                                      ==============      ==============
                      Liabilities and Shareholders' Equity
Liabilities:
    Accounts payable                                                  $    2,073,733           2,028,213
    Net payables to subsidiaries                                           6,405,987                  --
    Note payable                                                          16,000,000          18,000,000
    Dividends payable                                                        478,971             474,598
    Current Federal income taxes                                             756,576                  --
                                                                      --------------      --------------
          Total liabilities                                               25,715,267          20,502,811
                                                                      --------------      --------------
Shareholders' equity:
    Preferred stock ($100 par value, 10,000,000 shares
      authorized, 31,620 issued at December 31, 2000
      and December 31, 1999)                                               3,162,000           3,162,000
    Common stock ($.10 par value, 250,000,000 shares
      authorized, 22,013,830 issued at December 31, 2000
      and 21,763,927 issued at December 31, 1999)                          2,201,383           2,176,393
    Common stock warrants                                                  2,040,000           2,040,000
    Additional paid-in capital                                           113,540,252         112,674,842
    Accumulated other comprehensive income (loss)                          3,897,371          (2,246,575)
    Retained earnings                                                      5,957,798          27,586,440
    Treasury stock, at cost (844,094 shares at December 31,
      2000 and December 31, 1999)                                         (7,694,525)         (7,694,525)
                                                                      --------------      --------------
          Total shareholders' equity                                     123,104,279         137,698,575
                                                                      --------------      --------------
              Total liabilities and shareholders' equity              $  148,819,546         158,201,386
                                                                      ==============      ==============

See accompanying notes to condensed financial statements.
See accompanying independent auditors' report on supplementary information.

                                                                     Schedule II

                CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                                  GAINSCO, INC.
                                (PARENT COMPANY)

                            Statements of Operations
                  Years ended December 31, 2000, 1999 and 1998


                                                                2000              1999              1998
                                                            ------------      ------------      ------------
Revenues - dividend income                                  $  1,930,000         6,980,000         3,900,000
Investment income                                              1,121,049           371,928             2,255
Realized capital gains                                            26,676                --                --
Expenses:
    Interest expense                                          (1,409,378)       (1,265,529)         (101,763)
    Amortization of goodwill                                    (963,700)         (688,645)         (171,502)
    Operating expense                                         (2,118,502)       (1,720,440)       (2,069,139)
                                                            ------------      ------------      ------------
       Operating income (loss) before
          Federal income taxes                                (1,413,855)        3,677,314         1,559,851

Federal income taxes:
    Current expense (benefit)                                    756,576          (872,941)         (354,324)
    Deferred expense (benefit)                                (1,572,735)           44,545          (439,874)
                                                            ------------      ------------      ------------
                                                                (816,159)         (828,396)         (794,198)
                                                            ------------      ------------      ------------
       Income (loss) before equity in undistributed
          income (loss) of subsidiaries                         (597,696)        4,505,710         2,354,049

Equity in undistributed income (loss) of subsidiaries        (18,953,669)        2,621,427       (14,016,613)
                                                            ------------      ------------      ------------
          Net income (loss)                                 $(19,551,365)        7,127,137       (11,662,564)
                                                            ============      ============      ============

Earnings (loss) per share:
    Basic                                                   $       (.97)              .34              (.56)
                                                            ============      ============      ============
    Diluted                                                 $       (.97)              .32              (.56)
                                                            ============      ============      ============


See accompanying notes to condensed financial statements.
See accompanying independent auditors' report on supplementary information.

                                                                     Schedule II

                CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                                  GAINSCO, INC.
                                (PARENT COMPANY)

          Statements of Shareholders' Equity and Comprehensive Income
                  Years ended December 31, 2000, 1999 and 1998

                                                           2000             1999             1998
                                                       ------------     ------------     ------------
Preferred stock:
   Balance at beginning of year                        $  3,162,000               --               --
   Issuance of shares (31,620 in 1999)                           --        3,162,000               --
                                                       ------------     ------------     ------------
      Balance at end of year                              3,162,000        3,162,000               --
                                                       ------------     ------------     ------------
Common stock:
   Balance at beginning of year                           2,176,393        2,174,066        2,170,112
   Exercise of options to purchase shares
      (249,903 in 2000, 23,270 in 1999 and
       39,539 in 1998)                                       24,990            2,327            3,954
                                                       ------------     ------------     ------------
      Balance at end of year                              2,201,383        2,176,393        2,174,066
                                                       ------------     ------------     ------------
Common stock warrants:
   Balance at beginning of year                           2,040,000               --               --
   Issuance of warrants in connection with
      Preferred stock                                            --        2,040,000               --
                                                       ------------     ------------     ------------
      Balance at end of year                              2,040,000        2,040,000               --
                                                       ------------     ------------     ------------
Additional paid-in capital
   Balance at beginning of year                         112,674,842       87,778,548       87,697,754
   Exercise of options to purchase shares
      (249,903 in 2000, 23,270 in 1999 and
       39,539 in 1998)                                      519,246           47,551           80,794
   Issuance of preferred shares (31,620 in 1999)                 --       24,762,929               --
   Accretion of discount on preferred shares                346,164           85,814               --
                                                       ------------     ------------     ------------
      Balance at end of year                           $113,540,252      112,674,842       87,778,548
                                                       ------------     ------------     ------------

                                                                     (continued)

                                                                     Schedule II

                CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                                  GAINSCO, INC.
                                (PARENT COMPANY)

              Statements of Shareholders' Equity and Comprehensive Income Years ended December 31, 2000, 1999 and 1998

                                                2000                              1999                            1998
                                   -----------------------------    -----------------------------    -----------------------------
Retained earnings:
 Balance at beginning of year      $  27,586,440                       22,086,868                       35,188,460
 Net income (loss) for year          (19,551,365)    (19,551,365)       7,127,137       7,127,137      (11,662,564)    (11,662,564)
 Cash dividend - common               (1,474,206)                      (1,463,227)                      (1,462,070)
 Cash dividend - preferred              (434,000)                        (108,500)                              --
 Accretion of discount on
    Preferred shares                    (346,164)                         (85,814)                              --

 Tax benefit on non-qualified
    stock options exercised              177,093                           29,976                           23,042
                                   -------------                    -------------                    -------------

    Balance at end of year             5,957,798                       27,586,440                       22,086,868
                                   -------------                    -------------                    -------------

Accumulated other
 comprehensive income (loss):

 Balance at beginning of year         (2,246,575)                       1,138,941                        1,058,268
 Unrealized gains (losses) on
    securities, net of
    reclassification adjustment,
    net of tax                         6,143,946       6,143,946       (3,385,516)     (3,385,516)          80,673          80,673
                                   -------------    ------------    -------------    ------------    -------------    ------------

 Comprehensive income (loss)                         (13,407,419)                       3,741,621                      (11,581,891)
                                                    ============                    =============                     ============
    Balance at end of year             3,897,371                       (2,246,575)                       1,138,941
                                   -------------                    -------------                    -------------
Treasury stock:
 Balance at beginning of year         (7,694,525)                      (7,694,525)                      (7,552,334)
 Change during year                           --                               --                         (142,191)
                                   -------------                    -------------                    -------------
    Balance at end of year            (7,694,525)                      (7,694,525)                      (7,694,525)
                                   -------------                    -------------                    -------------
 Total shareholders' equity at
    end of year                    $ 123,104,279                      137,698,575                      105,483,898
                                   ============                     =============                     ============

See accompanying notes to condensed financial statements.
See accompanying independent auditors' report on supplementary information.

                                                                     Schedule II

                CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                                  GAINSCO, INC.
                                (PARENT COMPANY)

                            Statements of Cash Flows
                  Years ended December 31, 2000, 1999 and 1998


                                                                 2000              1999              1998
                                                             ------------      ------------      ------------
Cash flows from operating activities:
    Net income (loss)                                        $(19,551,365)        7,127,137       (11,662,564)
    Adjustments to reconcile net income (loss) to
       cash provided by operating activities:

       Depreciation and amortization                              963,700           688,645           171,502
       Change in deferred Federal income taxes                 (1,572,735)               --                --
       Change in accrued investment income                        (13,484)          (75,392)               --
       Change in net receivables from/payables to
       subsidiaries                                             9,852,766        (1,214,283)         (813,276)
       Change in other assets                                    (314,969)          (16,960)           66,498
       Change in accounts payable                                  45,520         1,981,005            30,275
       Equity in (income) loss of subsidiaries                 18,953,669        (2,621,427)       14,016,612
       Change in current Federal income taxes                     756,576                --                --
                                                             ------------      ------------      ------------
          Net cash provided by operating activities             9,119,678         5,868,725         1,809,047
                                                             ------------      ------------      ------------
Cash flows from investing activities:
    Common stock purchased                                       (448,097)               --                --
    Other investments sold                                        247,500                --                --
    Other investments purchased                                (3,505,932)         (916,278)               --
    Change in short term investments                           19,195,181       (30,991,387)           39,937
    Capital contributions to subsidiaries                     (12,553,071)               --                --
    Net assets acquired through purchase of subsidiary         (9,150,647)       (2,012,500)      (18,330,298)
                                                             ------------      ------------      ------------
          Net cash used for investing activities             $ (6,215,066)      (33,920,165)      (18,290,361)
                                                             ------------      ------------      ------------


                                                                     (continued)

                                                                     Schedule II

                CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                                  GAINSCO, INC.
                                (PARENT COMPANY)

                            Statements of Cash Flows
                  Years ended December 31, 2000, 1999 and 1998


                                                                2000              1999              1998
                                                            ------------      ------------      ------------
Cash flows from financing activities:

    Proceeds from note payable                              $         --                --        18,000,000
    Payments on note payable                                  (2,000,000)
    Cash dividends paid                                       (1,903,830)       (1,462,820)       (1,461,679)
    Preferred stock issued                                            --        29,964,929                --
    Proceeds from exercise of common stock options               544,236            49,878            84,748
    Treasury stock acquired                                           --                --          (142,191)
                                                            ------------      ------------      ------------
      Net cash provided by/(used for) financing
         activities                                           (3,359,594)       28,551,987        16,480,878
                                                            ------------      ------------      ------------

Net increase (decrease) in cash                                 (454,982)          500,547              (436)
Cash at beginning of year                                        501,725             1,178             1,614
                                                            ------------      ------------      ------------
Cash at end of year                                         $     46,743           501,725             1,178
                                                            ============      ============      ============


See accompanying notes to condensed financial statements.
See accompanying independent auditors' report on supplementary information.

                                                                     Schedule II

                CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                                  GAINSCO, INC.
                                (PARENT COMPANY)

                     Notes to Condensed Financial Statements
                        December 31, 2000, 1999 and 1998


(1)      GENERAL

                  The accompanying condensed financial statements should be read in conjunction with the notes to the consolidated financial statements for the years ended December 31, 2000, 1999 and 1998 included elsewhere in this Annual Report.

(2)      RELATED PARTIES

                  The Company made a cash capital contribution of $2,500,000 to General Agents in June of 2000. Also during 2000, the Company made capital contributions to GAINSCO Service Corp by forgiving intercompany debt in the amount of $2,061,066. Included in the payable to General Agents at December 31, 2000 was an accrued capital contribution of $8,000,000. The cash was paid to General Agents in February, 2001. The Company acquired the net assets of Tri-State of $3,732,708 in January 2000 through a 100% purchase.

                  The following table presents the components of the Net receivables from and payables to subsidiaries at December 31, 2000 and 1999:

                                                                                  2000              1999
                                                                              ------------      ------------
                                   Name of subsidiary
                                   ------------------
                  Agents Processing Systems, Inc.                             $    887,775           883,224
                  GAINSCO Service Corp                                                (902)        1,168,749
                  General Agents Insurance Company of America, Inc.             (7,292,860)        1,394,806
                                                                              ------------      ------------
                     Net receivables from/(payables to) subsidiaries          $ (6,405,987)        3,446,779
                                                                              ============      ============


See accompanying independent auditors' report on supplementary information.

                                                                    Schedule III

                         GAINSCO, INC. AND SUBSIDIARIES

                       Supplementary Insurance Information

                    Years ended December, 2000, 1999 and 1998
                             (Amounts in thousands)


                                                                                   Other
                                    Deferred        Reserves                       policy
                                     policy        for claims                    claims and         Net
                                  acquisition      and claim       Unearned       benefits       premiums
Segment                             costs(1)        expenses       premiums       payable         earned
-------                           -----------      ----------     ----------     ----------     ----------
Year ended December 31, 2000:
   Commercial lines                $     (375)        150,807         49,286          7,121        107,923
   Personal lines                       2,677          13,353         23,292          1,742         43,533
   Other                                   --              --             --             --             --
                                   ----------      ----------     ----------     ----------     ----------
     Total                         $    2,302         164,160         72,578          8,863        151,456
                                   ==========      ==========     ==========     ==========     ==========
Year ended December 31, 1999:
   Commercial lines                $   11,019         127,460         65,350          4,206         91,928
   Personal lines                       3,909           5,354         16,870             --         21,352
   Other                                   --              --             --             --             --
                                   ----------      ----------     ----------     ----------     ----------
     Total                         $   14,928         132,814         82,220          4,206        113,280
                                   ==========      ==========     ==========     ==========     ==========
Year ended December 31, 1998:
   Commercial lines                $   10,789         136,400         61,430          5,835         91,697
   Personal lines                         531             398          2,172             --            506
   Other                                   --              --             --             --             --
                                   ----------      ----------     ----------     ----------     ----------
     Total                         $   11,320         136,798         63,602          5,835         92,203
                                   ==========      ==========     ==========     ==========     ==========

                                                              Amortization
                                                               of deferred        Other
                                     Net          Claims         policy         operating         Net
                                  Investment     and claim     acquisition      costs and      premiums
Segment                             Income        expenses       costs(2)        expenses       written
-------                           ----------     ----------   ------------      ----------     ----------
Year ended December 31, 2000:
   Commercial lines                    8,671        103,475        (28,883)         26,543         75,516
   Personal lines                      4,301         39,964        (10,441)         11,053         43,307
   Other                               1,121             --             --           1,971             --
                                  ----------     ----------     ----------      ----------     ----------
     Total                            14,093        143,439        (39,324)         39,567        118,823
                                  ==========     ==========     ==========      ==========     ==========
Year ended December 31, 1999:
   Commercial lines                    7,607         60,083        (24,399)         32,161         94,607
   Personal lines                      2,115         16,266         (5,139)          7,624         36,530
   Other                                  --             --             --           4,589             --
                                  ----------     ----------     ----------      ----------     ----------
     Total                             9,722         76,349        (29,538)         44,374        131,137
                                  ==========     ==========     ==========      ==========     ==========
Year ended December 31, 1998:
   Commercial lines                    9,648         85,996        (23,680)         34,938         86,362
   Personal lines                        155            357           (197)            728          2,197
   Other                                  --             --             --           4,589             --
                                  ----------     ----------     ----------      ----------     ----------
     Total                             9,803         86,353        (24,386)         40,255         88,559
                                  ==========     ==========     ==========      ==========     ==========

(1) Net of deferred ceding commission income.

(2) Net of the amortization of deferred ceding commission income.

See accompanying independent auditors' report on supplementary information.

                                                                     Schedule IV

                         GAINSCO, INC. AND SUBSIDIARIES

                                   Reinsurance

                  Years ended December 31, 2000, 1999 and 1998
                   (Amounts in thousands, except percentages)


                                                                                                    Percentage
                                                      Ceded to        Assumed                       of amount
                                        Direct         other         from other         Net          Assumed
                                        amount       Companies       Companies        amount          to net
                                      ----------     ----------      ----------     ----------      -----------
Year ended December 31, 2000:
  Premiums earned:
     Property and casualty            $  158,937             --              --        158,937
     Reinsurance                              --        (25,725)         18,244         (7,481)
                                      ----------     ----------      ----------     ----------
        Total                         $  158,937        (25,725)         18,244        151,456            12.0%
                                      ==========     ==========      ==========     ==========      ==========
Year ended December 31, 1999
  Premiums earned:
     Property and casualty            $  113,375             --              --        113,375
     Reinsurance                              --        (12,107)         12,012            (95)
                                      ----------     ----------      ----------     ----------
        Total                         $  113,375        (12,107)         12,012        113,280            10.6%
                                      ==========     ==========      ==========     ==========      ==========
Year ended December 31, 1998
  Premiums earned:
     Property and casualty            $   93,632             --              --         93,632
     Reinsurance                              --         (2,120)            691         (1,429)
                                      ----------     ----------      ----------     ----------
        Total                         $   93,632         (2,120)            691         92,203             0.7%
                                      ==========     ==========      ==========     ==========      ==========


See accompanying independent auditors' report on supplementary information.

                                                                     Schedule VI

                         GAINSCO, INC. AND SUBSIDIARIES

                            Supplemental Information

                  Years ended December 31, 2000, 1999 and 1998
                             (Amounts in thousands)


                                   Column A       Column B         Column C       Column D       Column E       Column F
                                  -----------    -----------      ----------     ----------     ----------     ----------

                                                                   Reserves
                                                                  for unpaid      Discount
                                                  Deferred          claims         if any,
                                  Affiliation      policy         and claim       deducted
                                      with       acquisition      adjustment         in          Unearned      Net earned
Segment                            registrant     costs(1)         expenses       Column C       premiums       premiums
-------                           -----------    -----------      ----------     ----------     ----------     ----------
Year ended December 31, 2000:
   Commercial lines                $       --           (375)        150,807             --         49,286        107,923
   Personal lines                          --          2,677          13,353             --         23,292         43,533
   Other                                   --             --              --             --             --             --
                                   ----------     ----------      ----------     ----------     ----------     ----------
     Total                         $       --          2,302         164,160             --         72,578        151,456
                                   ==========     ==========      ==========     ==========     ==========     ==========
Year ended December 31, 1999:
   Commercial lines                $       --         11,019         127,460             --         65,350         91,928
   Personal lines                          --          3,909           5,354             --         16,870         21,352
   Other                                   --             --              --             --             --             --
                                   ----------     ----------      ----------     ----------     ----------     ----------
     Total                         $       --         14,928         132,814             --         82,220        113,280
                                   ==========     ==========      ==========     ==========     ==========     ==========
Year ended December 31, 1998:
   Commercial lines                $       --         10,789         136,400             --         61,430         91,697
   Personal lines                          --            531             398             --          2,172            506
   Other                                   --             --              --             --             --             --
                                   ----------     ----------      ----------     ----------     ----------     ----------
     Total                         $       --         11,320         136,798             --         63,602         92,203
                                   ==========     ==========      ==========     ==========     ==========     ==========

                                   Column H              Column I              Column J         Column K       Column L
                                  ----------            ----------           ------------      ----------     ----------
                                                     Claims and claim
                                                        adjustment
                                                     expenses incurred       Amortization         Paid
                                                        related to            of deferred      claims and
                                      Net        -------------------------       policy           claim          Net
                                  Investment      Current         Prior       acquisition      adjustment      premiums
Segment                             Income          year           year         costs(2)        expenses       written
-------                           ----------     ----------     ----------   ------------      ----------     ----------
Year ended December 31, 2000:
   Commercial lines                    8,671         86,339         17,136        (28,883)         78,342         75.516
   Personal lines                      4,301         37,738          2,226        (10,441)         35,239         43.307
   Other                               1,121             --             --             --              --             --
                                  ----------     ----------     ----------     ----------      ----------     ----------
     Total                            14,093        124,077         19,362        (39,324)        113,581        118,823
                                  ==========     ==========     ==========     ==========      ==========     ==========
Year ended December 31, 1999:
   Commercial lines                    7,607         59,894            189        (24,399)         71,422         94,607
   Personal lines                      2,115         16,082            184         (5,139)         11,180         36,530
   Other                                  --             --             --             --              --             --
                                  ----------     ----------     ----------     ----------      ----------     ----------
     Total                             9,722         75,976            373        (29,538)         82,602        131,137
                                  ==========     ==========     ==========     ==========      ==========     ==========
Year ended December 31, 1998:
   Commercial lines                    9,648         59,278         26,718        (24,162)         68,183         86,362
   Personal lines                        155            357             --           (224)            105          2,197
   Other                                  --             --             --             --              --             --
                                  ----------     ----------     ----------     ----------      ----------     ----------
     Total                             9,803         59,635         26,718        (24,386)         68,288         88,559
                                  ==========     ==========     ==========     ==========      ==========     ==========

(1) Net of deferred ceding commission income.

(2) Net of the amortization of deferred ceding commission income.

See accompanying independent auditors' report on supplementary information.

                               INDEX TO EXHIBITS

                EXHIBIT
                NUMBER         DESCRIPTION
                -------        -----------


                  3.5          Bylaws of Registrant as amended through February
                               21, 2001.

                 21            Subsidiaries of Registrant.

                 23            Consent of KPMG LLP to incorporation by reference.

                 24            Powers of Attorney.
