Form 10-Q
period 2001-03-31
GAINSCO INC
filed 2001-05-14
CIK 786344

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    Form 10-Q


                Quarterly Report under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


For Quarter Ended March 31, 2001                   Commission File Number 1-9828


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

As of May 10, 2001, there were 21,169,736 shares of the registrant's Common Stock, ($.10 par value) outstanding.

                   GAINSCO, INC. AND SUBSIDIARIES

                                INDEX




                                                                                       Page
                                                                                       ----
PART I.  FINANCIAL INFORMATION

     ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS:

                 Independent Auditors' Review Report                                    3

                 Consolidated Balance Sheets as of March 31, 2001 (unaudited) and
                 December 31, 2000                                                      4

                 Consolidated Statements of Operations for the Three Months
                 Ended March 31, 2001 and 2000 (unaudited)                              6

                 Consolidated Statements of Cash Flows for the Three Months
                 Ended March 31, 2001 and 2000 (unaudited)                              7

                 Notes to Consolidated Financial Statements
                 March 31, 2001 and 2000 (unaudited)                                    9

     ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS                                             18

     ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK            22

PART II.  OTHER INFORMATION

     ITEM 1.     LEGAL PROCEEDINGS                                                     24

     ITEM 2.     CHANGE IN SECURITIES AND USE OF PROCEEDS                              24

     ITEM 3.     DEFAULTS ON SENIOR SECURITIES                                         24

     ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   24

     ITEM 5.     OTHER INFORMATION                                                     24

     ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                      24

SIGNATURE                                                                              25

                       INDEPENDENT AUDITORS' REVIEW REPORT




The Board of Directors and Shareholders of GAINSCO, INC.:

We have reviewed the accompanying condensed consolidated balance sheet of GAINSCO, INC. and subsidiaries as of March 31, 2001 and the related condensed consolidated statements of operations for the three months ended March 31, 2001 and 2000, and condensed consolidated statements of cash flows for the three months ended March 31, 2001 and 2000. These condensed financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of GAINSCO, INC. and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, statements of shareholders' equity and comprehensive income, and statements of cash flows for the year then ended (not presented herein); and in our report dated February 27, 2001, except for notes 8 and 12, as to which the date is March 23, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the financial information set forth in the accompanying consolidated balance sheet as of December 31, 2000, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.





KPMG LLP
Dallas, Texas
May 9, 2001

                         GAINSCO, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                            March 31
                                                                              2001           December 31
                                      Assets                               (unaudited)          2000
                                      ------                               ------------     ------------
Investments:
   Fixed maturities:
     Bonds available for sale, at fair value (amortized cost:
         $167,628,711 - 2001, $187,985,651- 2000)                          $173,986,481      192,342,374
     Certificates of deposit, at cost (which approximates
         fair value)                                                            645,000          845,000
   Common stock, at fair value (cost: $4,682,256 - 2001,
        $6,027,392 - 2000)                                                    6,470,290        7,716,250
   Other investments, at fair value (cost: $4,197,823 - 2001,
        $4,580,690 - 2000)                                                    4,198,991        4,441,240
   Short-term investments, at cost (which approximates
        fair value)                                                          28,462,548       40,839,852
                                                                           ------------     ------------

                  Total investments                                         213,763,310      246,184,716

Cash                                                                          4,864,030        3,111,311
Accrued investment income                                                     3,098,035        3,539,804
Premiums receivable (net of allowance for doubtful
     accounts: $200,000 - 2001, $200,000 - 2000)                             27,897,777       25,471,377

Reinsurance balances receivable                                              56,712,911       54,494,967
Ceded unpaid claims and claim adjustment expenses                            50,243,042       37,703,034
Ceded unearned premiums                                                      39,888,468       45,994,658
Deferred policy acquisition costs                                             3,855,043        2,301,944
Property and equipment (net of accumulated depreciation and
     amortization: $10,004,099 - 2001, $ 9,745,505 - 2000)                    7,731,350        7,944,404

Current Federal income taxes (note 1)                                           992,801        1,242,801
Deferred Federal income taxes (note 1)                                       15,648,191       15,671,326
Management contract                                                           1,575,071        1,587,571
Other assets                                                                  7,268,382        6,997,501
Goodwill (note 1)                                                            22,549,812       22,797,358
                                                                           ------------     ------------
       Total assets                                                        $456,088,223      475,042,772
                                                                           ============     ============

See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                                            March 31
                                                                                              2001            December 31
                                                                                           (unaudited)            2000
                                                                                          -------------      -------------
                       Liabilities and Shareholders' Equity
Liabilities
   Unpaid claims and claim adjustment expenses                                            $ 158,032,635        164,159,519
   Unearned premiums                                                                         68,693,242         72,578,157
   Commissions payable                                                                        4,501,973          2,077,771
   Accounts payable                                                                           8,224,795         10,899,280
   Reinsurance balances payable                                                              16,526,367         27,154,389
   Deferred revenue                                                                           1,599,211          1,632,174
   Drafts payable                                                                             7,815,524          8,862,849
   Note payable (note 3)                                                                     13,000,000         16,000,000
   Funds held under reinsurance agreements                                                   48,723,742         47,850,000
   Other liabilities                                                                            153,887            724,354
                                                                                          -------------      -------------
       Total liabilities                                                                    327,271,376        351,938,493
                                                                                          -------------      -------------

Convertible redeemable preferred stock - Series A ($1,000 stated value, 31,620 shares authorized, 31,620 issued at March 31, 2001 and
     none issued at December 31, 2000) (note 4)                                              16,969,000                 --
Convertible redeemable preferred stock - Series B ($1,000 stated value,
     3,000 shares authorized, 3,000 issued at March 31, 2001 and
     none issued at December 31, 2000) (note 4)                                               2,820,000                 --
Redeemable preferred stock - Series C ($1,000 stated value,
     3,000 shares authorized, 3,000 issued at March 31, 2001 and
     none issued at December 31, 2000) (note 4)                                               3,000,000                 --
                                                                                          -------------      -------------
                                                                                             22,789,000                 --
                                                                                          -------------      -------------
Shareholders' Equity (note 4)
   Preferred stock ($100 par value, 10,000,000 shares authorized, none
        issued at March 31, 2001 and 31,620 issued at December 31, 2000)                             --          3,162,000
   Common stock ($.10 par value, 250,000,000 shares authorized,
        22,013,830 issued at March 31, 2001 and December 31, 2000)                            2,201,383          2,201,383
   Common stock warrants                                                                        540,000          2,040,000
   Additional paid-in capital                                                               100,922,412        113,540,252
   Accumulated other comprehensive income (note 1)                                            5,376,326          3,897,371
   Retained earnings                                                                          4,682,251          5,957,798
   Treasury stock, at cost (844,094 shares at March 31, 2001 and
        December 31, 2000)                                                                   (7,694,525)        (7,694,525)
                                                                                          -------------      -------------
       Total shareholders' equity                                                           106,027,847        123,104,279
                                                                                          -------------      -------------
            Commitments and contingencies
       Total liabilities and shareholders' equity                                         $ 456,088,223        475,042,772
                                                                                          =============      =============

See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations
                                  (Unaudited)


                                                                Three months ended March 31
                                                              ------------------------------
                                                                  2001              2000
                                                              ------------      ------------
Revenues:
  Net premiums earned (note 2)                                $ 16,625,432        36,703,747
  Net investment income                                          2,568,570         2,941,081
  Net realized gains (losses) (note 1)                             877,006        (1,087,455)
  Insurance services                                               205,223           499,814
                                                              ------------      ------------
     Total revenues                                             20,276,231        39,057,187
                                                              ------------      ------------
Expenses:
  Claims and claims adjustment
       expenses (note 2)                                        15,013,317        27,288,453
  Commissions                                                    4,542,255         8,731,559
  Change in deferred policy acquisition costs and
       deferred ceding commission income                        (1,553,099)         (638,880)
  Interest expense (note 3)                                        289,644           346,409
  Amortization of goodwill                                         247,546           232,712
  Underwriting and operating expenses                            3,663,717         3,764,152
                                                              ------------      ------------
     Total expenses                                             22,203,380        39,724,405
                                                              ------------      ------------
     Loss before Federal income taxes                           (1,927,149)         (667,218)

Federal income taxes:
  Current benefit                                                       --          (115,332)
  Deferred benefit                                                (738,752)         (417,418)
                                                              ------------      ------------
     Total taxes                                                  (738,752)         (532,750)
                                                              ------------      ------------
        Net loss                                              $ (1,188,397)         (134,468)
                                                              ============      ============
Loss per share (note 1):
  Basic                                                       $       (.06)             (.02)
                                                              ============      ============
  Diluted                                                     $       (.06)             (.02)
                                                              ============      ============

See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                             Three months ended March 31
                                                                           ------------------------------
                                                                               2001              2000
                                                                           ------------      ------------
Cash flows from operating activities:
   Net loss                                                                $ (1,188,397)         (134,468)
   Adjustments to reconcile net loss to cash
      provided by (used for) operating activities:

     Depreciation and amortization                                              595,326           971,033
     Change in deferred Federal income taxes                                   (738,752)         (445,282)
     Change in accrued investment income                                        441,769           212,344
     Change in premiums receivable                                           (2,426,400)       (8,062,790)
     Change in reinsurance balances receivable                               (2,217,944)       (1,075,314)
     Change in ceded unpaid claims and claim adjustment expenses            (12,540,008)           33,606
     Change in ceded unearned premiums                                        6,097,190          (932,795)
     Change in deferred policy acquisition costs and deferred
        ceding commission income                                             (1,553,099)         (638,880)
     Change in other assets                                                    (270,881)         (566,651)
     Change in unpaid claims and claim adjustment expenses                   (6,126,884)         (202,530)
     Change in unearned premiums                                             (3,875,915)        5,628,050
     Change in commissions payable                                            2,424,202           (38,102)
     Change in accounts payable                                              (2,674,485)        1,723,504
     Change in reinsurance balances payable                                 (10,628,022)        4,094,387
     Change in deferred revenue                                                 (32,963)          288,351
     Change in drafts payable                                                (1,047,325)        2,125,886
     Change in funds held under reinsurance agreements                          873,742                --
     Change in other liabilities                                                (91,496)          (35,277)
     Change in current Federal income taxes                                     250,000          (417,011)
                                                                           ------------      ------------
        Net cash provided by (used for) operating activities               $(34,730,342)        2,528,061
                                                                           ------------      ------------

See accompanying notes to consolidated financial statements.        (continued)

                         GAINSCO, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                             Three months ended March 31
                                                                           ------------------------------
                                                                               2001              2000
                                                                           ------------      ------------
Cash flows from investing activities:
   Bonds available for sale:
     Sold                                                                  $ 17,674,833        41,439,341
     Matured                                                                  4,388,000         6,095,000
     Purchased                                                               (1,782,578)      (47,396,595)
   Common stock purchased                                                            --        (5,544,917)
   Common stock sold                                                          1,345,136                --
   Other investments purchased                                                       --          (805,378)
   Other investments sold                                                       382,867                --
   Certificates of deposit matured                                              290,000                --
   Certificates of deposit purchased                                            (90,000)          (90,000)
   Net change in short term investments                                      12,377,304        15,620,692
   Property and equipment purchased                                             (45,540)         (216,305)
   Net assets acquired through purchase of subsidiary
      (net of cash acquired of $662,422)                                             --        (6,831,159)
                                                                           ------------      ------------

     Net cash provided by investing activities                               34,540,022         2,270,679
                                                                           ------------      ------------
Cash flows from financing activities:
   Payments on note payable                                                  (3,000,000)         (500,000)
   Cash dividends paid                                                         (478,971)         (474,598)
   Redeemable preferred stock and common stock warrants
      issued (net of transaction fees)                                        5,422,010                --
                                                                           ------------      ------------
     Net cash provided by (used for) financing activities                     1,943,039          (974,598)
                                                                           ------------      ------------
Net increase in cash                                                          1,752,719         3,824,142
Cash at beginning of period                                                   3,111,311         1,205,364
                                                                           ------------      ------------
Cash at end of period                                                      $  4,864,030         5,029,506
                                                                           ============      ============

See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(1)  Summary of Accounting Policies

     (a)  Basis of Consolidation

          In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of GAINSCO, INC. and subsidiaries (the "Company") as of March 31, 2001, the results of operations for the three months ended March 31, 2001 and 2000 and the statements of cash flows for the three months ended March 31, 2001 and 2000, on the basis of accounting principles generally accepted in the United States of America. The December 31, 2000 balance sheet included herein is derived from the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

          The accompanying consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Reference is made to the Company's annual consolidated financial statements for the year ended December 31, 2000 for a description of all other accounting policies.

     (b)  Investments

          Bonds available for sale, common stock and other investments are stated at fair value with changes in fair value recorded as a component of comprehensive income. Short-term investments are stated at cost.

     The following schedule summarizes the components of other investments:

                                           As of March 31, 2001        As of December 31, 2000
                                        -------------------------     -------------------------
                                        Fair Value        Cost        Fair value        Cost
                                        ----------     ----------     ----------     ----------
Equity investments                      $2,117,226      2,117,226      2,117,226      2,117,226
Marketable securities                       24,281         23,113        266,530        405,980
Note receivable                          2,057,484      2,057,484      2,057,484      2,057,484
                                        ----------     ----------     ----------     ----------
    Total other investments             $4,198,991      4,197,823      4,441,240      4,580,690
                                        ==========     ==========     ==========     ==========

          The equity investments are predominately private equity investments that are not traded in public markets and cost is considered to approximate fair value. Cost is considered to approximate fair value for the note receivable due to its short duration and market rate of interest. The Company holds an embedded derivative financial instrument in common stock warrants attached to the note receivable. As of March 31, 2001 and December 31, 2000, the exercise price of the warrants was not determinable and, therefore, the warrants were not recorded at fair value in these financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


          The "specific identification" method is used to determine costs of investments sold. Provisions for possible losses are recorded only when the values have experienced impairment considered "other than temporary" by a charge to realized losses resulting in a new cost basis of the investment.

          The unrealized gains (losses) on investments at March 31, 2001 and December 31, 2000 are set forth in the following table:

                                             March 31, 2001      December 31, 2000
                                             --------------      -----------------
Bonds available for sale:
    Unrealized gain                          $    6,357,770              4,356,723
    Deferred tax expense                         (2,162,292)            (1,481,938)
                                             --------------      -----------------
       Net unrealized gain                   $    4,195,478              2,874,785
                                             ==============      =================
Common stock investments:
    Unrealized gain                          $    1,788,034              1,688,858
    Deferred tax expense                           (607,931)              (574,212)
                                             --------------      -----------------
       Net unrealized gain                   $    1,180,103              1,114,646
                                             ==============      =================
Other investments:
    Unrealized gain (loss)                   $        1,168               (139,450)
    Deferred tax expense (benefit)                     (423)                47,390
                                             --------------      -----------------
       Net unrealized gain (loss)            $          745                (92,060)
                                             ==============      =================

          Proceeds from the sale of bond securities totaled $ 17,674,833 and $41,439,341 for the three months ended March 31, 2001 and 2000, respectively. Proceeds from the sale of other investments totaled $382,867 and $0 for the three months ended March 31, 2001 and 2000, respectively.

          Realized gains and losses on investments for the three months ended March 31, 2001 and 2000 are presented in the following table:

                                                     Three months ended March 31
                                                    ----------------  ----------
                                                       2001              2000
                                                    ----------        ----------
Realized gains:
    Bonds                                           $  297,646            14,098
    Common stock                                       700,293                --
    Other investments                                   20,208                --
                                                    ----------        ----------
       Total realized gains                          1,018,147            14,098
                                                    ----------        ----------
Realized losses:
    Bonds                                                  635         1,101,553
    Other investments                                  140,506                --
                                                    ----------        ----------
       Total realized losses                           141,141         1,101,553
                                                    ----------        ----------
          Net realized gains (losses)               $  877,006        (1,087,455)
                                                    ==========        ==========

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


       (c)    Federal Income Taxes

              The Company and its subsidiaries file a consolidated Federal income tax return. Deferred income tax items are accounted for under the "asset and liability" method which provides for temporary differences between the reporting of earnings for financial statement purposes and for tax purposes, primarily deferred policy acquisition costs, the discount on unpaid claims and claim adjustment expenses and the nondeductible portion of the change in unearned premiums. The Company received Federal income tax refunds totaling $250,000 during the three months ended March 31, 2001. The Company paid Federal income taxes of $30,000 during the three months ended March 31, 2000.


       (d)    Earnings Per Share

              The following table sets forth the computation of basic and diluted earnings per share:

                                                                      Three months ended March 31
                                                                  ----------------------------------
                                                                      2001                  2000
                                                                  ------------          ------------
Basic loss per share:
Numerator:
  Net loss                                                        $ (1,188,397)             (134,468)
  Less:  Preferred stock dividends                                          --               108,500
         Accretion of discount on preferred stock                       87,150                86,226
                                                                  ------------          ------------
  Net loss available to common shareholders                       $ (1,275,547)             (329,194)
                                                                  ------------          ------------
Denominator:
  Weighted average shares outstanding                               21,169,736            20,919,833
                                                                  ------------          ------------
     Basic loss per share                                         $       (.06)                 (.02)
                                                                  ============          ============
Diluted loss per share:
Numerator:
  Net loss                                                        $ (1,188,397)             (134,468)
                                                                  ------------          ------------
Denominator:
  Weighted average shares outstanding                               21,169,736            20,919,833
  Effect of dilutive securities:
     Employee stock options                                                 --               164,274

     Convertible preferred stock                                     4,650,000             6,200,000
                                                                  ------------          ------------
     Weighted average shares and assumed conversions                25,819,736            27,284,107
                                                                  ------------          ------------
     Diluted loss per share                                       $       (.06)*                (.02)*
                                                                  ============          ============


     * The effects of common stock equivalents and convertible preferred stock are antidilutive for the three months ended 2001 and 2000, respectively, due to the net loss for the periods; therefore, diluted loss per share is reported the same as basic loss per share.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)



     (e)  Accumulated Other Comprehensive Income

          The following schedule presents the components of other comprehensive income:

                                                                               Three months ended March 31
                                                                              ----------------------------
                                                                                 2001              2000
                                                                              ----------        ----------
Unrealized gains on securities:
     Unrealized holdings gains during period                                  $3,117,844           502,151
     Less: Reclassification adjustment for amounts included
           in net income for realized gains (losses)                             877,006        (1,087,455)
                                                                              ----------        ----------
     Other comprehensive income before
      Federal income taxes                                                     2,240,838         1,589,606
     Federal income tax expense                                                  761,883           556,363
                                                                              ----------        ----------
      Other comprehensive income                                              $1,478,955         1,033,243
                                                                              ==========        ==========




     (f)  Goodwill

          Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over 25 years which is the expected period to be benefited. The Company periodically reviews the recoverability of goodwill based on an assessment of undiscounted cash flows of future operations to ensure it is appropriately valued.

          On January 7, 2000 the Company completed the acquisition of Tri-State, Ltd. ("Tri-State"), an insurance operation specializing primarily in underwriting, servicing and claims handling of nonstandard personal auto insurance in Minnesota, North Dakota and South Dakota. The purchase price was approximately $6.0 million with additional payments of $1.2 million made in July, 2000 and $1.6 million made in January, 2001 for meeting certain specified targets. Additional payments of up to approximately $3.0 million in cash are possible over the next several years based on specific profitability targets. The transaction has resulted in goodwill of approximately $5.4 million which is being amortized on a straight line basis over 25 years.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


(2)  Reinsurance

     The amounts deducted in the Consolidated Statements of Operations for reinsurance ceded for the three months ended March 31, 2001 and 2000, respectively, are set forth in the following table.

                                                                            Three months ended March 31
                                                                         ---------------------------------
                                                                             2001                 2000
                                                                         ------------           ----------
Premiums earned - all other                                              $ 23,671,003            1,075,436
Premiums earned - Florida business                                       $    613,136            4,781,750
Premiums earned - fronting arrangements                                  $  4,702,127            6,579,637
Claims and claim adjustment expenses - all other                         $ 21,193,672            1,364,265
Claims and claim adjustment expenses - Florida business                  $    724,536            3,684,499
Claims and claim adjustment expenses - plan servicing                    $    (85,771)           1,135,768
Claims and claim adjustment expenses - fronting arrangements             $  3,052,860            6,255,239

     Claims ceded to the commercial automobile plans of Arkansas, California, Louisiana, Mississippi and Pennsylvania are designated as "plan servicing". There were no plan servicing premiums earned during the three months ended March 31, 2001 and 2000. There were no plan servicing unearned premiums at March 31, 2001 and 2000.

     The amounts included in the Consolidated Balance Sheets for reinsurance ceded under fronting arrangements and reinsurance ceded to the commercial automobile plans of Arkansas, California, Louisiana, Mississippi and Pennsylvania as of March 31, 2001 and December 31, 2000 were as follows:

                                                                                      2001              2000
                                                                                   ----------        ----------
Unearned premiums - Florida business                                               $       --           617,477
Unearned premiums - fronting arrangements                                          $5,577,195         6,642,887
Unpaid claims and claim adjustment expenses - Florida business                     $3,311,239         4,253,582
Unpaid claims and claim adjustment expenses - plan servicing                       $4,361,026         4,700,008
Unpaid claims and claim adjustment expenses - fronting arrangements                $8,215,327         9,481,175

     Effective December 31, 2000 the Company entered into a quota share reinsurance agreement whereby the Company ceded 100% of its commercial auto liability unearned premiums and 50% of all other commercial business unearned premiums at December 31, 2000 to a non-affiliated reinsurer. For policies with an effective date of January 1, 2001 or subsequent, the Company entered into a quota share reinsurance agreement whereby the Company will cede 20% of its commercial business to a non-affiliated reinsurer. Also effective December 31, 2000, the Company entered into a reserve reinsurance cover agreement with a non-affiliated reinsurer. This agreement reinsures the Company's ultimate net aggregate liability in

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)



     excess of $32,500,000 up to an aggregate limit of $57,150,000 for net commercial auto liability losses and loss adjustment expense incurred but unpaid as of December 31, 2000. The Company established a reinsurance balance receivable and a liability for funds held under reinsurance agreements for the reserves transferred at December 31, 2000 and March 31, 2001.

     Effective April 1, 2000 the Company entered into a quota share reinsurance agreement whereby it ceded 40% of its nonstandard personal auto writings in Florida to a non-affiliated reinsurer. This treaty was amended during the third quarter of 2000 and the ceding percentage was decreased to 20% effective April 1, 2000. The net adjustment due to the amendment resulted in an increase to income of $12,990 of which $6,495 was recognized in the third quarter of 2000. The remainder was recognized in the fourth quarter of 2000. The treaty year ended December 31, 2000. Effective January 1, 2001 the Company has a quota share reinsurance agreement whereby it cedes 50% of its nonstandard personal auto writings to a non-affiliated reinsurer.

     The Company remains directly liable to its policyholders for all policy obligations and the reinsuring companies are obligated to the Company to the extent of the reinsured portion of the risks. The Company does not have a provision for uncollectible reinsurance and does not feel one is warranted since all of the reinsurers on its working treaties are rated "A (Excellent)" or better by A.M. Best Company and/or the Company is adequately collateralized on existing and anticipated claim recoveries.


(3)  Note Payable

     In November 1998, the Company entered into a credit agreement with a commercial bank pursuant to which it borrowed $18,000,000. Interest was due monthly at an interest rate that approximated the 30-day London Interbank Offered Rate (LIBOR) plus 175 basis points (6.96 % at March 31, 2001). Principal payments of $500,000 were due each quarter with the balance of $10,500,000 due at maturity of the note on October 1, 2003.

     In March, 2001, the credit agreement was amended, specific breaches of covenants were waived, $2,500,000 in principal was prepaid and certain terms were amended. Beginning April 2, 2001, interest is due monthly at an interest rate that approximates the 30-day LIBOR plus 250 basis points, with an increase of 25 basis points each quarter beginning October 1, 2001. Principal payments of $500,000 are due each quarter and increase to $750,000 beginning April 1, 2002, with the balance of $6,500,000 due at maturity of the note on October 1, 2003.

     The Company recorded interest expense of $289,644 and $346,409 for the three months ended March 31, 2001 and 2000, respectively. The Company paid interest of $321,098 and $346,409 for the three months ended March 31, 2001 and 2000, respectively. The Company made a scheduled principal payment of $500,000 in January, 2001, a principal prepayment of $2,500,000 in March, 2001 and a scheduled principal payment in April, 2001.


(4)  Shareholders' Equity

     The Company has authorized 250,000,000 shares of common stock, par value $.10 per share (the "Common Stock"). Of the authorized shares of Common Stock, 22,013,830 were issued as of March 31, 2001 and

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


     December 31, 2000 and 21,169,736 were outstanding as of March 31, 2001 and December 31, 2000. As of December 31, 2000 the Company also had authorized 10,000,000 shares of Series A Convertible Preferred Stock, par value $100 per share (the "Series A Preferred Stock"), of which 31,620 shares were issued and outstanding.

     As a result of the value attributable to the Common Stock purchase warrants issued with the Series A Preferred Stock, the Series A Preferred Stock was issued at a discount which was being amortized over a five year period using the effective interest method. The Series A Preferred Stock is convertible into 6,200,000 shares of Common Stock at a Conversion Price of $5.10 per share. On or after June 30, 2005, the Series A Preferred Stock was redeemable, in whole or in part, at the option of the Company at a redemption price equal to $1,000 per share plus any declared but unpaid dividends and distributions on the Series A Preferred Stock. In connection with the issuance of the Series A Preferred Stock on October 4, 1999 (the "1999 GMSP Transaction"), the Company issued a five year warrant to purchase an aggregate of 1,550,000 shares of Common Stock at an exercise price of $6.375 per share (the "Series A Warrant") and a seven year warrant to purchase an aggregate of 1,550,000 shares of Common Stock at an exercise price of $8.50 per share (the "Series B Warrant"). Proceeds were allocated based upon the relative fair values of the Series A Preferred Stock, and the Series A Warrants and the Series B Warrants, which were antidilutive.

     On March 23, 2001, the Company consummated a transaction with Goff Moore Strategic Partners, L.P. ("GMSP") pursuant to which, among other things, the Company issued shares of its newly created Series C Redeemable Preferred Stock (the "Series C Preferred Stock") to GMSP in exchange for an aggregate purchase price of $3.0 million in cash (the "2001 GMSP Transaction"). The annual dividend rate on the Series C Preferred Stock is 10% during the first three years and 20% thereafter. Unpaid dividends are cumulative and compounded. The Series C Preferred Stock is redeemable at the Company's option after five years and at the option of the majority holders after six years. The Series C Preferred Stock is not convertible into Common Stock.

     The 2001 GMSP Transaction was conditioned upon the following changes in the securities currently held by GMSP. The exercise prices of the Series A Warrant and the Series B Warrant held by GMSP were amended to equal a defined Conversion Price (see below) and 115% of the defined Conversion Price, respectively. Each of these warrants provides for the purchase of 1,550,000 million shares of Common Stock, subject to adjustment. Further, the Company is required to redeem the outstanding shares of its Series A Preferred Stock on January 1, 2006, subject to certain conditions. Any Series A Preferred Stock unredeemed for any reason after that date would accrue interest, payable quarterly at a rate equal to eight percent per year with any unpaid interest compounded annually. The Series A Preferred Stock is convertible into 6,200,000 shares of Common Stock at a Conversion Price of $5.10 per share.

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

     A defined Conversion Price formula, subject to standard adjustments, will be used to determine the conversion price for the Series B Preferred Stock and to determine the exercise price for the Stallings warrant and as the basis for the amended exercise prices of the GMSP warrants. The Conversion Price will be equal to the lesser of tangible book value per share of the Company's Common Stock as of June 30, 2001, or 110% of the average closing price per share of the Company's common stock for the 30 trading days immediately prior to April 30, 2001. Under no circumstance may the Conversion Price be less than $2.25.

     As a result of the 2001 GMSP Transaction and the Stallings Transaction, described previously, the Company has three series of redeemable preferred stock which are classified as mezzanine financing. The Series A Preferred Stock was previously not redeemable and was classified as shareholders' equity. With the reclassification of the Series A Preferred Stock during the first quarter of 2001, preferred stock capital was reduced to $0 and additional paid-in capital was reduced by the discount on the convertible redeemable preferred stock as of March 31, 2001. Common stock warrants decreased for the discount in value of the previously issued Series A and Series B Warrants offset by an increase for the issuance of the warrant in the Stallings Transaction.

     As of March 31, 2001 there were 681,930 options outstanding to purchase common stock ("options"), at an average exercise price of $8.51 per share, that had been granted to officers and directors of the Company

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


     under the 1995 Stock Option Plan; 509,275 options, at an average exercise price of $5.57 per share, that had been granted to officers, directors and employees of the Company under the 1998 Long-Term Incentive Plan; and 579,710 options, at an average exercise price of $5.75 per share, that had been granted to Glenn W. Anderson under an employment agreement.

     Cash dividends of $478,971 and $474,598 ($.0175 per share) were paid during the first quarter of 2001 and 2000, respectively. The Board of Directors discontinued quarterly dividends on the common stock in February 2001.


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

     The following tables present a summary of segment profit (loss) for the three months ending March 31, 2001 and 2000:


                                                                     Three months ending March 31, 2001
                                                     ----------------------------------------------------------
                                                     Commercial       Personal
                                                        Lines           Lines           Other           Total
                                                     ----------       --------         --------        --------
                                                                        (Amounts in thousands)
Gross premiums written                                $ 20,975          17,129               --          38,104
                                                      ========        ========         ========        ========
Premiums earned                                       $  7,333           9,292               --          16,625
Net investment income                                    1,412           1,027              130           2,569
Insurance services                                          --              80              125             205
Expenses                                               (10,164)        (11,513)              11         (21,666)
                                                      --------        --------         --------        --------
    Operating income (loss)                             (1,419)         (1,114)             266          (2,267)
Net realized gains                                          --              --              877             877
Interest expense                                            --            (290)              --            (290)
Amortization expense                                        --            (247)              --            (247)
                                                      --------        --------         --------        --------
    Income (loss) before Federal income               $ (1,419)         (1,651)           1,143          (1,927)
                                                      ========        ========         ========        ========

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)




                                                                      Three months ending March 31, 2000
                                                        -----------------------------------------------------------
                                                        Commercial       Personal
                                                           Lines           Lines           Other            Total
                                                        ----------       --------         --------         --------
                                                                           (Amounts in thousands)
Gross premiums written                                   $ 27,908          15,846               --           43,754
                                                         ========        ========         ========         ========
Premiums earned                                          $ 25,956          10,748               --           36,704
Net investment income                                       1,990             604              347            2,941
Insurance services                                             --             309              191              500
Expenses                                                  (27,531)        (11,198)            (417)         (39,146)
                                                         --------        --------         --------         --------
  Operating income                                            415             463              121              999
Net realized losses                                            --              --           (1,087)          (1,087)
Interest expense                                               --            (346)              --             (346)
Amortization expense                                           --            (233)              --             (233)
                                                         --------        --------         --------         --------
  Income (loss) before Federal income taxes              $    415            (116)            (966)            (667)
                                                         ========        ========         ========         ========

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

The agreement with GMSP was conditioned upon the following changes in the securities currently held by GMSP. The exercise prices of the Series A Warrant and the Series B Warrant held by GMSP were amended to equal a defined Conversion Price (see below) and 115% of the defined Conversion Price, respectively. Each of these warrants provides for the purchase of 1,550,000 million shares of Common Stock, subject to adjustment. Further, the Company is required to redeem the outstanding shares of its Series A Preferred Stock on January 1, 2006, subject to certain conditions. Any Series A Preferred Stock unredeemed for any reason after that date would accrue interest, payable quarterly at a rate equal to eight percent per year with any unpaid interest compounded annually. The Series A Preferred Stock is convertible into 6,200,000 shares of Common Stock at a Conversion Price of $5.10 per share.

The agreement with GMSP provides an opportunity to convert the Company's illiquid investments with a cost of $4.2 million to cash as of November 2002, as follows: the Company could at its option require GMSP to purchase the illiquid investments for $2.1 million, less any future cash received prior to November 2002 from the investments. GMSP could at its option require the Company to sell the illiquid investments to GMSP for $4.2 million, less any future cash received prior to November 2002 from the investments.

Transaction with Robert W. Stallings

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

A defined Conversion Price formula, subject to standard adjustments, will be used to determine the conversion price for the Series B Preferred Stock and to determine the exercise price for the Stallings warrant and as the basis for the amended exercise prices of the GMSP warrants. The Conversion Price will be equal to the lesser of tangible book value per share of the Company's Common Stock as of June 30, 2001, or 110% of the average closing price per share of the Company's common stock for the 30 trading days immediately prior to April 30, 2001. Under no circumstance may the Conversion Price be less than $2.25.

Reinsurance Transactions

Effective December 31, 2000, the Company entered into a quota share reinsurance agreement whereby the Company ceded 100% of its commercial auto liability unearned premiums and 50% of all other commercial business unearned premiums at December 31, 2000 to a non-affiliated reinsurer. For policies with an effective date of January 1, 2001 or subsequent, the Company entered into a quota share reinsurance agreement whereby the Company will cede 20% of its commercial business to a non-affiliated reinsurer. Also effective December 31, 2000, the Company entered into a reserve reinsurance cover agreement with a non-affiliated reinsurer. This agreement reinsures the Company's ultimate net aggregate liability in excess of $32,500,000 up to an aggregate limit of $57,150,000 for net commercial auto liability losses and loss adjustment expense incurred but unpaid as of December 31, 2000. The Company established a reinsurance balance receivable and a liability for funds held under reinsurance agreements for the reserves transferred at December 31, 2000 and March 31, 2001.

RESULTS OF OPERATIONS

Gross premiums written for the first quarter of 2001 were $38,103,689 versus $43,753,693 for the comparable 2000 period representing a 13% decrease which was attributable to a decrease in commercial lines. Personal lines increased 3 percentage points ("points"). The following table compares the major product lines between the periods for gross premiums written.


                                           Three months ended March 31
                              -----------------------------------------------------
                                       2001                           2000
                              ----------------------         ----------------------
                                              (Amounts in thousands)
Commercial lines              $20,975             55%        $27,918             64%
Personal lines                 17,129             45          15,836             36
                              -------        -------         -------        -------
     Total                    $38,104            100%        $43,754            100%
                              =======        =======         =======        =======


COMMERCIAL LINES accounted for 16 points of the decrease in first quarter of 2001 versus the comparable 2000 period. Commercial auto accounted for most of decrease in the first quarter. The Company has decided to cease writing certain identified non-profitable commercial trucking business. Auto garage accounted for 2 points of increase and the general liability line contributed 3 points of increase in the first quarter of 2001.

PERSONAL LINES accounted for 3 points of increase in the first quarter of 2001 versus the comparable 2000 period. Umbrella liability writings recorded in the first quarter of 2001 account for most of the increase.

For the first quarter of 2001, gross premium percentages by significant product line were as follows: personal auto (36%), commercial general liability (23%), commercial auto (18%) and commercial auto garage (12%), with no other product line comprising more than 5%. Premiums earned decreased 55% from the comparable 2000 period primarily as a result of the commercial quota share reinsurance agreements mentioned previously, exiting certain commercial trucking business and the 20% quota share reinsurance agreement for personal auto writings in Florida that became effective April 1, 2000.

Net investment income decreased 13% for the first quarter of 2001 versus the comparable 2000 period. The reinsurance reserve cover agreement, mentioned previously, requires the Company to increase the liability for funds held and charge investment income at an annual interest rate of 7.5% for the balance in the funds held account. For the first quarter of 2001 this charge to investment income was $873,742 which accounts for the decrease in investment income from the comparable 2000 period.

During the first quarter of 2001 various equity and bond securities were sold to fund the commercial quota share reinsurance agreements which became effective December 31, 2000. This accounts for most of the net realized gain recognized in the first quarter of 2001. During the first quarter of 2000 approximately $41.4 million in bond securities were sold for a loss of $1,087,455 and the proceeds were reinvested in bond securities with an average taxable equivalent yield increase of more than 150 basis points over the bond securities that were sold.

Insurance service revenues decreased in the first quarter of 2001 from the comparable 2000 period primarily as a result of a decrease in agency revenues from the Tri-State operation, which was acquired early in the first quarter of 2000. This operation had a material amount of commission income from outside sources in the first quarter of 2000, whereas in the first quarter of 2001 much of this business was written with the Company.

Claims and claims adjustment expenses ("C & CAE") decreased $12,275,136 in the first quarter of 2001 from the comparable 2000 period. The C & CAE ratio was 90.3% in the first quarter of 2001 and 74.4% in the first quarter of 2000. The increase in the C & CAE ratio was primarily due to an increase in reserves for the current accident year in both commercial and personal lines.

The ratio of commissions plus the change in deferred policy acquisition costs and deferred ceding commission income to net premiums earned was 18% for the first quarter of 2001 versus 22% for the comparable 2000 period. The primary reason for the decrease in the ratio in the first quarter of 2001 from the comparable 2000 period was due to a significant decrease in deferred ceding commission income in the first quarter of 2001 that resulted from the commercial quota share reinsurance agreements discussed previously.

Interest expense from the note payable decreased in the first quarter of 2001 from the comparable 2000 period due to a decrease in interest rates and a decrease in the outstanding balance. Amortization expense increased in the first quarter of 2001 versus the comparable 2000 period as a result of the amortization of additional goodwill recorded on the Tri-State acquisition subsequent to the first quarter of 2000.

Underwriting and operating expenses were down 3% in the first quarter of 2001 from the comparable 2000 period primarily due to the reversal of accrued expenses not expected to occur.

The Company recorded a tax benefit for the first quarter of 2001 as a result of the loss recorded during this period. The effective tax benefit rate for the first quarter of 2001 is 38% versus 80% for the first quarter of 2000. In the 2000 period tax-exempt interest income comprised a significantly greater portion of income before tax than in the first quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

Parent Company

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

With regard to long term liquidity, the average maturity of the investment portfolio is approximately 3.7 years. The fair value of the fixed maturity portfolio at March 31, 2001 was $6,357,770 above amortized cost.

Net cash used for operating activities was $34,730,342 for the first quarter of 2001 versus $2,528,061 in net cash provided by operating activities in the first quarter of 2000. The large change was primarily related to the transfer of unearned premium funds to the reinsurer under the 2000 commercial quota share reinsurance agreement and a higher level of claim payments.

Premiums receivable increased primarily as a result of the increase in personal auto premiums. Reinsurance balances receivable increased primarily due to claims and claims adjustment expenses that were paid and are recoverable under the 2000 commercial quota share reinsurance agreements. Ceded unpaid claims and claims adjustment expenses increased primarily as a result of an increase in unpaid claims and claims adjustment expenses that will be recoverable under the 2000 commercial quota share reinsurance agreements. Ceded unearned premiums decreased primarily as a result of the ceded unearned premiums on the 2000 commercial quota share reinsurance agreements decreasing more than the increase in the ceded unearned premiums from the 2001 quota share reinsurance agreements for the commercial and personal lines. Deferred policy acquisition costs increased primarily as a result of a decrease in deferred ceding commission income primarily from the 2000 commercial quota share reinsurance agreements.

Unpaid claims and claims adjustment expenses decreased primarily due to closed claims and their related reserve releases exceeding reserve increases on open and new claims. Unearned premiums decreased primarily because of the decrease in commercial auto writings. Commissions payable increased primarily due to a change in estimated commission income from the 2000 commercial quota share reinsurance agreements. Accounts payable decreased primarily because of a payment made in January, 2001 to Tri-State for meeting certain targets specified in the acquisition agreement. Reinsurance balances payable decreased primarily due to the funding of the 2000 commercial quota share reinsurance agreements during the first quarter of 2001. Drafts payable decreased primarily as a result of a decrease in claims paid for the first quarter of 2001 versus the fourth quarter of 2000. The note payable decreased due to a scheduled principal repayment made in the first quarter of 2001 and a prepayment of $2,500,000 made during the first quarter of 2001 in conjunction with an amendment to the credit agreement (see Note 3).

As a result of the 2001 GMSP Transaction and the Transaction with Robert W. Stallings, described previously, the Company has three series of redeemable preferred stock which are classified as mezzanine financing. The Series A Convertible Redeemable Preferred Stock was previously not redeemable and was classified as shareholders' equity.

With the reclassification of the Series A Convertible Redeemable Preferred Stock during the first quarter of 2001, preferred stock capital was reduced to $0 and additional paid-in capital was reduced by the discount on the convertible redeemable preferred stock as of March 31, 2001. Common stock warrants decreased for the discount in value of the previously issued Series A and Series B Warrants offset by an increase for the issuance of the warrant in the Stallings Transaction. Accumulated other comprehensive income of $5,376,326 was recorded at March 31, 2001 as a result of the unrealized gains on bonds available for sale and common stocks. The decrease in retained earnings is primarily attributable to the net loss recorded during the first quarter of 2001.

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


Forward Looking Statements

Statements made in this report that are not strictly historical may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that important factors, representing certain risks and uncertainties, could cause actual results to differ materially from those contained in the forward-looking statements. These factors include, but are not limited to (a) the Company's ability to effect the successful exit both from unprofitable lines, including trucking, and from lines that the Company believes cannot be counted on to produce future profit, while at the same time maintaining and growing profitable lines, (b) heightened competition from existing competitors and new competitor entrants into GAINSCO's markets, (c) the extent to which market conditions firm up, the acceptance of higher prices in the market place and the Company's ability to realize and sustain higher rates, (d) contraction of the markets for the Company's various lines of business, (e) the Company's ability to maintain its A.M. Best rating, and meet its obligations under its capital and debt agreements, (f) the ongoing level of claims and claims-related expenses and the adequacy of claim reserves,
(g) the ability to implement operating plans which can achieve target performance levels and provide incremental value, (h) the effectiveness of investment strategies implemented by GAINSCO's investment manager, (i) the ability of the Company to generate taxable income to support the recoverability of the deferred Federal income taxes, and (j) general economic conditions, including fluctuations in interest rates. A forward-looking statement is relevant as of the date the statement is made. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which the statements are made.

                           PART II. OTHER INFORMATION

                         GAINSCO, INC. AND SUBSIDIARIES



  Item 1.  Legal Proceedings

           In the normal course of its operations, the Company has been named as defendant in various legal actions seeking payments for claims denied by the Company and other monetary damages. In the opinion of the Company's management, the ultimate liability, if any, resulting from the disposition of these claims will not have a material adverse effect on the Company's consolidated financial position or results of operations

  Item 2.  Changes in Securities and Use of Proceeds

           Disclosures required under this Item 2 have been made in Note 4 to the financial statements and under the heading "Business Operations" in this Report on Form 10Q as well as in the Company's Definitive Proxy Statement filed April 26, 2001

  Item 3.  Defaults on Senior Securities

           None

  Item 4.  Submission of Matters to a Vote of Security Holders

           None

  Item 5.  Other Information

           None

  Item 6.  Exhibits and Reports on Form 8-K

           (a)  Exhibits

                15.  Awareness Letter of KPMG LLP

           (b)  Reports on Form 8-K

                A Report on Form 8-K was filed March 2, 2001 and a Report on Form 8K/A was filed March 30, 2001 reporting the 2001 GMSP Transactions and the Stallings Transaction. No financial statements were filed with these Reports

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the Registrant as well as in his capacity as Chief Financial Officer.

                                    GAINSCO, INC.


Date:  May 14, 2001                 By: /s/ Daniel J. Coots
                                        ----------------------------------------
                                        Daniel J. Coots
                                        Senior Vice President, Treasurer and
                                           Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit No.              Description
-----------              ------------
    15                   Awareness Letter of KPMG LLP