Form 10-Q
period 2001-06-30
GAINSCO INC
filed 2001-08-14
CIK 786344

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    Form 10-Q


                Quarterly Report under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


For Quarter Ended June 30, 2001                    Commission File Number 1-9828


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

As of August 9, 2001, there were 21,169,736 shares of the registrant's Common Stock ($.10 par value) outstanding.

                         GAINSCO, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                         Page
                                                                                                         ----
PART I.  FINANCIAL INFORMATION

     ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS:

                 Independent Auditors' Review Report                                                      3

                 Consolidated Balance Sheets as of June 30, 2001 (unaudited) and
                 December 31, 2000                                                                        4

                 Consolidated Statements of Operations for the Three Months and
                 Six Months Ended June 30, 2001 and 2000 (unaudited)                                      6

                 Consolidated Statements of Shareholders' Equity and Comprehensive
                 Income for the Three Months Ended June 30, 2001 (unaudited) and the
                 Twelve Months Ended December 31, 2000                                                    7

                 Consolidated Statements of Cash Flows for the Six Months Ended
                 June 30, 2001 and 2000 (unaudited)                                                       9

                 Notes to Consolidated Financial Statements
                 June 30, 2001 and 2000 (unaudited)                                                      11

     ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS                                                               23

     ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                              28

PART II.  OTHER INFORMATION

     ITEM 1.     LEGAL PROCEEDINGS                                                                       30

     ITEM 2.     CHANGE IN SECURITIES AND USE OF PROCEEDS                                                30

     ITEM 3.     DEFAULTS ON SENIOR SECURITIES                                                           30

     ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                     30

     ITEM 5.     OTHER INFORMATION                                                                       31

     ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                                        31

SIGNATURE                                                                                                32

                      INDEPENDENT AUDITORS' REVIEW REPORT




The Board of Directors and Shareholders of GAINSCO, INC.:

We have reviewed the accompanying condensed consolidated balance sheet of GAINSCO, INC. and subsidiaries as of June 30, 2001 and the related condensed consolidated statements of operations for the three months and six months ended June 30, 2001 and 2000, and condensed consolidated statement of shareholders' equity and comprehensive income for the six months ended June 30, 2001, and condensed consolidated statements of cash flows for the six months ended June 30, 2001 and 2000. These condensed financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of GAINSCO, INC. and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, statements of shareholders' equity and comprehensive income, and statements of cash flows for the year then ended (not presented herein); and in our report dated February 27, 2001, except for notes 8 and 12, as to which the date is March 23, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the financial information set forth in the accompanying consolidated balance sheet as of December 31, 2000 and the accompanying consolidated statement of shareholders' equity and comprehensive income for the year ended December 31, 2000, is fairly presented, in all material respects, in relation to the consolidated balance sheet and consolidated statement of shareholders' equity and comprehensive income from which they have been derived.






KPMG LLP
Dallas, Texas
August 9, 2001

                         GAINSCO, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets





                                                                       June 30
                                                                         2001        December 31
                                  Assets                              (unaudited)       2000
                                  ------                             ------------   ------------
Investments
   Fixed maturities:
     Bonds available for sale, at fair value (amortized cost:
       $152,540,608 - 2001, $187,985,651 - 2000)                     $158,388,076    192,342,374
     Certificates of deposit, at cost (which approximates
       fair value)                                                        645,000        845,000
   Common stock, at fair value (cost:  $6,027,392 - 2000)                      --      7,716,250
   Other investments, at fair value (cost: $2,110,468 - 2001,
       $4,580,690 - 2000)                                               2,111,363      4,441,240
   Short-term investments, at cost (which approximates
       fair value)                                                     34,179,331     40,839,852
                                                                     ------------   ------------
                  Total investments                                   195,323,770    246,184,716
Cash                                                                      958,380      3,111,311
Accrued investment income                                               2,766,468      3,539,804
Premiums receivable (net of allowance for doubtful
    accounts: $200,000 - 2001 and 2000)                                25,439,286     25,471,377
Reinsurance balances receivable                                        57,576,364     54,494,967
Ceded unpaid claims and claim adjustment expenses                      58,188,499     37,703,034
Ceded unearned premiums                                                30,329,667     45,994,658
Deferred policy acquisition costs                                       4,960,152      2,301,944
Property and equipment (net of accumulated depreciation and
    amortization: $10,134,825 - 2001, $9,745,505 - 2000)                6,734,099      7,944,404
Current Federal income taxes (note 1)                                     992,801      1,242,801
Deferred Federal income taxes (note 1)                                 20,525,006     15,671,326
Management contract                                                     1,562,571      1,587,571
Other assets                                                            9,084,809      6,997,501
Goodwill (note 1)                                                      17,215,983     22,797,358
                                                                     ------------   ------------
       Total assets                                                  $431,657,855    475,042,772
                                                                     ============   ============


See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                                                                 June 30
                                                                                   2001          December 31
                                                                                (unaudited)          2000
                                                                               -------------    -------------
                       Liabilities and Shareholders' Equity
Liabilities
   Unpaid claims and claim adjustment expenses                                 $ 161,656,544      164,159,519
   Unearned premiums                                                              60,662,794       72,578,157
   Commissions payable                                                             4,941,708        2,077,771
   Accounts payable                                                                8,659,586       10,899,280
   Reinsurance balances payable                                                    3,895,117       27,154,389
   Deferred revenue                                                                2,371,871        1,632,174
   Drafts payable                                                                  7,900,901        8,862,849
   Note payable (note 3)                                                          12,500,000       16,000,000
   Funds held under reinsurance agreements (note 2)                               49,613,439       47,850,000
   Other liabilities                                                                  91,629          724,354
                                                                               -------------    -------------
       Total liabilities                                                         312,293,589      351,938,493
                                                                               -------------    -------------
Convertible redeemable preferred stock - Series A ($1,000 stated value,
     31,620 shares authorized, 31,620 issued at June 30, 2001 and
     none issued at December 31, 2000) (note 4)                                   17,534,000               --
Convertible redeemable preferred stock - Series B ($1,000 stated value,
     3,000 shares authorized, 3,000 issued at June 30, 2001 and
     none issued at December 31, 2000) (note 4)                                    2,904,000               --
Redeemable preferred stock - Series C ($1,000 stated value,
     3,000 shares authorized, 3,000 issued at June 30, 2001 and
     none issued at December 31, 2000) (note 4)                                    3,075,000               --
                                                                               -------------    -------------
                                                                                  23,513,000               --
                                                                               -------------    -------------
Shareholders' Equity (note 4)
   Preferred stock ($100 par value, 10,000,000 shares authorized, none
        issued at June 30, 2001 and 31,620 issued at December 31, 2000)                   --        3,162,000
   Common stock ($.10 par value, 250,000,000 shares authorized,
        22,013,830 issued at June 30, 2001 and December 31, 2000)                  2,201,383        2,201,383
   Common stock warrants                                                             540,000        2,040,000
   Additional paid-in capital                                                    100,866,124      113,540,252
   Accumulated other comprehensive income (note 1)                                 3,859,243        3,897,371
   Retained earnings (deficit)                                                    (3,920,959)       5,957,798
   Treasury stock, at cost (844,094 shares at June 30, 2001 and
        December 31, 2000)                                                        (7,694,525)      (7,694,525)
                                                                               -------------    -------------
       Total shareholders' equity                                                 95,851,266      123,104,279
                                                                               -------------    -------------
            Commitments and contingencies (note 4)
       Total liabilities and shareholders' equity                              $ 431,657,855      475,042,772
                                                                               =============    =============


  See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                   Three months                   Six months
                                                                   ended June 30                 ended June 30
                                                          ----------------------------    ----------------------------
                                                              2001            2000            2001            2000
                                                          ------------    ------------    ------------    ------------
Revenues:
  Net premiums earned (note 2)                            $ 17,162,493      38,860,176      33,787,925      75,563,923
  Net investment income                                      2,804,117       3,569,848       5,372,687       6,510,929
  Net realized gains (losses) (note 1)                          38,568        (693,885)        915,574      (1,781,340)
  Insurance services                                          (659,320)        542,641        (454,097)      1,042,455
                                                          ------------    ------------    ------------    ------------
    Total revenues                                          19,345,858      42,278,780      39,622,089      81,335,967
                                                          ------------    ------------    ------------    ------------
Expenses:
 Claims and claims adjustment expenses (note 2)             16,484,179      31,129,858      31,497,496      58,418,311
  Commissions                                                4,698,570       7,453,681       9,240,825      16,185,240
  Change in deferred policy acquisition costs and
    deferred ceding commission income                       (1,105,109)        646,407      (2,658,208)          7,527
  Interest expense (note 3)                                    222,240         366,573         511,884         712,982
  Amortization of goodwill                                     247,546         236,348         495,092         469,060
  Underwriting and operating expenses                        4,944,897       4,372,209       8,608,614       8,136,361
  Goodwill impairment (note 1)                               5,086,283              --       5,086,283              --
                                                          ------------    ------------    ------------    ------------
    Total expenses                                          30,578,606      44,205,076      52,781,986      83,929,481
                                                          ------------    ------------    ------------    ------------
         Loss before Federal income taxes and
          cumulative effect of change
          in accounting principle                          (11,232,748)     (1,926,296)    (13,159,897)     (2,593,514)
Federal income taxes:
  Current benefit                                                   --        (336,439)             --        (451,771)
  Deferred benefit                                          (3,843,092)       (486,191)     (4,581,844)       (903,609)
                                                          ------------    ------------    ------------    ------------
     Total taxes                                            (3,843,092)       (822,630)     (4,581,844)     (1,355,380)
                                                          ------------    ------------    ------------    ------------
         Loss before cumulative effect of
          change in accounting principle                    (7,389,656)     (1,103,666)     (8,578,053)     (1,238,134)
                                                          ------------    ------------    ------------    ------------
Cumulative effect of change in accounting
  principle, net of tax (note 1)                              (489,554)             --        (489,554)             --
                                                          ------------    ------------    ------------    ------------
         Net loss                                         $ (7,879,210)     (1,103,666)     (9,067,607)     (1,238,134)
                                                          ============    ============    ============    ============
Loss per common share, basic and diluted (note 1):
    Loss before cumulative effect of change in
      accounting principle, per common share              $       (.39)           (.06)           (.45)           (.08)
    Cumulative effect of change in accounting
      principle, net of tax, per common share                     (.02)             --            (.02)             --
                                                          ------------    ------------    ------------    ------------
    Net loss per common share                             $       (.41)           (.06)           (.47)           (.08)
                                                          ============    ============    ============    ============

See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

    Consolidated Statements of Shareholders' Equity and Comprehensive Income
                                   (Unaudited)


                                                                  Six months
                                                                     ended          Twelve months
                                                                 June 30, 2001          ended
                                                                  (unaudited)     December 31, 2000
                                                                 -------------    -----------------
Preferred stock:
   Balance at beginning of period                                $   3,162,000          3,162,000
   Conversion of shares to redeemable preferred stock
      (31,620 in 2001)                                              (3,162,000)                --
                                                                 -------------      -------------
      Balance at end of period                                              --          3,162,000
                                                                 -------------      -------------
Common stock:
   Balance at beginning of period                                    2,201,383          2,176,393
   Exercise of options to purchase shares
      (249,903 in 2000)                                                     --             24,990
                                                                 -------------      -------------
      Balance at end of period                                       2,201,383          2,201,383
                                                                 -------------      -------------
Common stock warrants:
   Balance at beginning of period                                    2,040,000          2,040,000
   Repricing of Series A and Series B warrants                      (1,680,000)                --
   Issuance of warrant                                                 180,000                 --
                                                                 -------------      -------------
      Balance at end of period                                         540,000          2,040,000
                                                                 -------------      -------------
Additional paid-in capital
   Balance at beginning of period                                  113,540,252        112,674,842
   Exercise of options to purchase shares
      (249,903 in 2000)                                                     --            519,246
   Conversion of shares to redeemable preferred stock
      (31,620 in 2001)                                             (12,761,278)                --
   Accretion of discount on preferred shares                            87,150            346,164
                                                                 -------------      -------------
      Balance at end of period                                   $ 100,866,124        113,540,252
                                                                 -------------      -------------


                                                                     (continued)

                         GAINSCO, INC. AND SUBSIDIARIES

    Consolidated Statements of Shareholders' Equity and Comprehensive Income
                                   (Unaudited)


                                                                  Six months ended
                                                                    June 30, 2001                Twelve months ended
                                                                     (unaudited)                  December 31, 2000
                                                             ----------------------------    ----------------------------
  Retained earnings:
   Balance at beginning of period                            $  5,957,798                      27,586,440
   Net loss                                                    (9,067,607)     (9,067,607)    (19,551,365)    (19,551,365)
   Cash dividend - common (note 4)                                     --                      (1,474,206)
   Cash dividend - preferred (note 4)                                  --                        (434,000)
   Accrued dividends - redeemable preferred
      stock (note 4)                                             (150,000)                             --
   Accretion of discount on preferred shares                      (87,150)                       (346,164)
   Accretion of discount on redeemable preferred shares          (574,000)                             --
   Tax benefit on non-qualified stock options exercised                --                         177,093
                                                             ------------                    ------------
      Balance at end of period                                 (3,920,959)                      5,957,798
                                                             ------------                    ------------
  Accumulated other comprehensive income (loss):
   Balance at beginning of period                               3,897,371                      (2,246,575)
   Unrealized gains (losses) on securities, net of
      reclassification adjustment, net of tax (note 1)            (38,128)        (38,128)      6,143,946       6,143,946
                                                             ------------    ------------    ------------    ------------
   Comprehensive loss                                                          (9,105,735)                    (13,407,419)
                                                                             ============                    ============
      Balance at end of period                                  3,859,243                       3,897,371
                                                             ------------                    ------------
  Treasury stock:
   Balance at beginning and at end of period                   (7,694,525)                     (7,694,525)
                                                             ------------                    ------------
      Total shareholders' equity at end of period            $ 95,851,266                     123,104,279
                                                             ============                    ============


See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                                          Six months ended June 30
                                                                        ----------------------------
                                                                            2001            2000
                                                                        ------------    ------------
Cash flows from operating activities:
   Net loss                                                             $ (9,067,607)     (1,238,134)
   Adjustments to reconcile net loss to cash provided by
     (used for) operating activities:
     Depreciation and amortization                                           964,586       1,805,446
     Goodwill impairment                                                   5,086,283              --
     Impairment of other investments                                       2,087,355              --
     Cumulative effect of change in accounting principle                     489,554              --
     Change in deferred Federal income taxes                              (4,581,844)       (903,609)
     Change in accrued investment income                                     773,336         315,690
     Change in premiums receivable                                            32,091      (1,449,362)
     Change in reinsurance balances receivable                            (3,081,397)     (2,828,670)
     Change in ceded unpaid claims and claim adjustment expenses         (20,485,465)        567,310
     Change in ceded unearned premiums                                    15,664,991         305,810
     Change in deferred policy acquisition costs and deferred
        ceding commission income                                          (2,658,208)          7,527
     Change in other assets                                               (2,087,308)       (784,262)
     Change in unpaid claims and claim adjustment expenses                (2,502,975)      1,427,228
     Change in unearned premiums                                         (11,915,363)      3,085,926
     Change in commissions payable                                         2,863,937        (193,121)
     Change in accounts payable                                           (2,239,694)        554,095
     Change in reinsurance balances payable                              (23,259,272)      2,440,449
     Change in deferred revenue                                              739,697         339,497
     Change in drafts payable                                               (961,948)      3,015,937
     Change in funds held under reinsurance agreements                     1,763,439              --
     Change in other liabilities                                            (153,754)       (107,850)
     Change in current Federal income taxes                                  250,000      (1,003,368)
                                                                        ------------    ------------
        Net cash provided by (used for) operating activities            $(52,279,566)      5,356,539
                                                                        ------------    ------------


See accompanying notes to consolidated financial statements.         (continued)

                         GAINSCO, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                         Six months ended June 30
                                                                       ----------------------------
                                                                           2001            2000
                                                                       ------------    ------------
Cash flows from investing activities:
  Bonds available for sale:
     Sold                                                              $ 27,780,694      69,926,857
     Matured                                                             11,018,000      10,149,904
     Purchased                                                           (4,150,575)    (74,040,221)
   Common stock purchased                                                        --      (5,544,917)
   Common stock sold                                                      6,027,392              --
   Other investments purchased                                                   --      (1,350,663)
   Other investments sold                                                   382,867              --
   Certificates of deposit matured                                          490,000         200,000
   Certificates of deposit purchased                                       (290,000)       (290,000)
   Net change in short term investments                                   6,660,521       6,036,220
   Property and equipment disposed (purchased)                              820,985        (346,334)
   Net assets acquired through purchase of subsidiary
     (net of cash acquired of $662,422)                                          --      (8,460,810)
                                                                       ------------    ------------
     Net cash provided by (used for) investing activities                48,739,884      (3,719,964)
                                                                       ------------    ------------
Cash flows from financing activities:
   Payments on note payable                                              (3,500,000)     (1,000,000)
   Proceeds from exercise of common stock options                                --         139,508
   Redeemable preferred stock and common stock warrants
     issued (net of transaction fees)                                     5,365,722              --
   Cash dividends paid                                                     (478,971)       (949,195)
                                                                       ------------    ------------
     Net cash provided by (used for) financing activities                 1,386,751      (1,809,687)
                                                                       ------------    ------------
Net decrease in cash                                                     (2,152,931)       (173,112)
Cash at beginning of period                                               3,111,311       1,205,364
                                                                       ------------    ------------
Cash at end of period                                                  $    958,380       1,032,252
                                                                       ============    ============


See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)



(1)    Summary of Accounting Policies

       (a)    Basis of Consolidation

              In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of GAINSCO, INC. and subsidiaries (the "Company") as of June 30, 2001, the results of operations for the three months and six months ended June 30, 2001 and 2000, the statements of shareholders' equity and comprehensive income for the six months ended June 30, 2001 and the twelve months ended December 31, 2000 and the statements of cash flows for the six months ended June 30, 2001 and 2000, on the basis of accounting principles generally accepted in the United States of America. The December 31, 2000 balance sheet and statement of shareholders' equity and comprehensive income included herein are derived from the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

              The following schedule summarizes the components of other investments:

                                      As of June 30, 2001     As of December 31, 2000
                                    -----------------------   -----------------------
                                    Fair Value      Cost      Fair value      Cost
                                    ----------   ----------   ----------   ----------
Equity investments                  $1,058,613    1,058,613    2,117,226    2,117,226
Marketable securities                   24,008       23,113      266,530      405,980
Note receivable                      1,028,742    1,028,742    2,057,484    2,057,484
                                    ----------   ----------   ----------   ----------

    Total other investments         $2,111,363    2,110,468    4,441,240    4,580,690
                                    ==========   ==========   ==========   ==========

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


              Under the terms of the agreement with Goff Moore Strategic Partners, L.P. ("GMSP") the Company has the option, in November, 2002, of putting the equity investments and the note receivable to GMSP at a value equal to 50% of the cost of these investments less any future cash received prior to November 2002. During the second quarter of 2001, the Company recognized a permanent impairment of these investments and wrote down the carrying value to the amount recoverable from GMSP under the put. This write down amounted to $2,087,355 and was recorded as a realized capital loss in the Company's Consolidated Statements of Operations.

              The equity investments are predominately private equity investments that are not traded in public markets. Cost is considered to approximate fair value for the equity investments and the note receivable because they are carried at the amount recoverable from GMSP under the put. The Company holds an embedded derivative financial instrument in common stock warrants attached to the note receivable. As of June 30, 2001 and December 31, 2000, the exercise price of the warrants was not determinable and, therefore, the warrants were not recorded at fair value in these financial statements.

              The "specific identification" method is used to determine costs of investments sold. Provisions for possible losses are recorded only when the values have experienced impairment considered "other than temporary" by a charge to realized losses resulting in a new cost basis of the investment.

              In November 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board ("EITF") issued EITF 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets", which reached a consensus on impairment accounting for retained beneficial interests. Under EITF 99-20, impairment on certain beneficial interests in securitized assets must be recognized when the asset's fair value is below its carrying value and it is probable that there has been an adverse change in estimated cash flows. Previously, impairment on such assets was recognized when the asset's carrying value exceeded estimated cash flows discounted at a risk free rate of return.

              At March 31, 2001, prior to adoption of EITF 99-20, the Company had recognized a temporary impairment on a fixed maturity by recording a net unrealized loss of $489,554, net of deferred income taxes of $252,195, in accumulated other comprehensive income. The Company adopted EITF 99-20 effective April 1, 2001, which resulted in reclassifying this impairment as other than temporary and recording a charge to earnings reported as a cumulative effect of change in accounting principle in its Consolidated Statement of Operations.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


              The unrealized gains (losses) on investments at June 30, 2001 and December 31, 2000 are set forth in the following table:

                                                               June 30, 2001    December 31, 2000
                                                               -------------    -----------------
              Bonds available for sale:
                  Unrealized gain                               $ 5,847,468          4,356,723
                  Deferred tax expense                           (1,988,791)        (1,481,938)
                                                                -----------        -----------
                     Net unrealized gain                        $ 3,858,677          2,874,785
                                                                ===========        ===========
              Common stock investments:
                  Unrealized gain                               $        --          1,688,858
                  Deferred tax expense                                   --           (574,212)
                                                                -----------        -----------
                     Net unrealized gain                        $        --          1,114,646
                                                                ===========        ===========
              Other investments:
                  Unrealized gain (loss)                        $       895           (139,450)
                  Deferred tax benefit (expense)                       (329)            47,390
                                                                -----------        -----------
                     Net unrealized gain (loss)                 $       566            (92,060)
                                                                ===========        ===========

              Proceeds from the sale of bond securities totaled $10,105,861 and $28,487,516 for the three months ended June 30, 2001 and 2000, respectively, and $27,780,694 and $69,926,857 for the six months ended June 30, 2001 and 2000, respectively. Proceeds from the sale of common stocks totaled $4,682,256 and $6,027,392 for the three months and six months ending June 30, 2001, respectively. There were no sales of common stocks during the 2000 periods. Proceeds from the sale of other investments totaled $382,867 for the six months ended June 30, 2001. There were no sales of other investments during the three months ended June 30, 2001 or during the 2000 periods.

              Realized gains and losses on investments for the three months and six months ended June 30, 2001 and 2000, respectively, are presented in the following table:

                                           Three months ended June 30    Six months ended June 30
                                           --------------------------    ------------------------
                                              2001            2000          2001          2000
                                           ----------      ----------    ----------    ----------
Realized gains:
    Bonds                                  $  111,822              --       409,468        14,098
    Common stock                            2,030,629              --     2,730,922            --
    Other investments                              --              --        20,208            --
                                           ----------      ----------    ----------    ----------
       Total realized gains                 2,142,451              --     3,160,598        14,098
                                           ----------      ----------    ----------    ----------
Realized losses:
    Bonds                                      16,528         693,885        17,163     1,795,438
    Other investments                              --              --       140,506            --
    Impairment of other investments         2,087,355              --     2,087,355            --
                                           ----------      ----------    ----------    ----------
       Total realized losses                2,103,883         693,885     2,245,024     1,795,438
                                           ----------      ----------    ----------    ----------
          Net realized gains (losses)      $   38,568        (693,885)      915,574    (1,781,340)
                                           ==========      ==========    ==========    ==========

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


(c)  Federal Income Taxes

     The Company and its subsidiaries file a consolidated Federal income tax return. Deferred income tax items are accounted for under the "asset and liability" method which provides for temporary differences between the reporting of earnings for financial statement purposes and for tax purposes, primarily deferred policy acquisition costs, the discount on unpaid claims and claim adjustment expenses and the nondeductible portion of the change in unearned premiums. The Company received Federal income tax refunds totaling $250,000 during the six months ended June 30, 2001. The Company paid Federal income taxes of $250,000 and $280,000 during the three months and six months ended June 30, 2000, respectively. The Company paid no Federal income taxes during the three months ended June 30, 2001.

(d)  Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

                                                          Three months ended June 30        Six months ended June 30
                                                        -----------------------------     -----------------------------
                                                            2001             2000             2001             2000
                                                        ------------     ------------     ------------     ------------
Basic loss per share:
Numerator:
  Net loss                                              $ (7,879,210)      (1,103,666)      (9,067,607)      (1,238,134)
  Less: Preferred stock dividends                            150,000          108,500          150,000          217,000
        Accretion of discount on preferred stock             574,000           86,395          661,150          172,621
                                                        ------------     ------------     ------------     ------------

  Net loss to common shareholders                       $ (8,603,210)      (1,298,561)      (9,878,757)      (1,627,755)
                                                        ------------     ------------     ------------     ------------
Denominator:
  Weighted average shares outstanding                     21,169,736       20,935,103       21,169,736       20,928,559
                                                        ------------     ------------     ------------     ------------
     Basic loss per common share                        $       (.41)            (.06)            (.47)            (.08)
                                                        ============     ============     ============     ============
Diluted loss per share:
Numerator:
  Net loss                                              $ (7,879,210)      (1,103,666)      (9,067,607)      (1,238,134)
                                                        ------------     ------------     ------------     ------------
Denominator:
  Weighted average shares outstanding                     21,169,736       20,935,103       21,169,736       20,928,559
  Effect of dilutive securities:
     Employee stock options                                       --          122,758               --          111,707
     Convertible preferred stock                                  --        6,200,000        2,657,143        6,200,000
                                                        ------------     ------------     ------------     ------------
     Weighted average shares and assumed
         conversions                                      21,169,736       27,257,861       23,826,879       27,240,666
                                                        ------------     ------------     ------------     ------------
     Diluted loss per common share                      $       (.41)*           (.06)*           (.47)*           (.08)*
                                                        ============     ============     ============     ============

* The effects of common stock equivalents and convertible preferred stock are antidilutive for the three months and six months ended 2001 and 2000, respectively, due to the net loss for the periods; therefore, diluted loss per share is reported the same as basic loss per share.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


(e)  Accumulated Other Comprehensive Income

     The following schedule presents the components of other comprehensive income:

                                                           Three months ended June 30       Six months ended June 30
                                                          ----------------------------    ----------------------------
                                                              2001            2000            2001            2000
                                                          ------------    ------------    ------------    ------------
Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) during period        $ (2,260,041)      1,430,264         857,806       1,932,414

Less:  Reclassification  adjustment for
       amounts included in net income for
       realized gains (losses)                                  38,568        (693,885)        915,574      (1,781,340)
                                                          ------------    ------------    ------------    ------------

   Other comprehensive income before Federal
       income taxes                                         (2,298,609)      2,124,149         (57,768)      3,713,754

   Federal income tax expense                                 (781,526)        741,553         (19,640)      1,297,915
                                                          ------------    ------------    ------------    ------------

       Other comprehensive income (loss)                  $ (1,517,083)      1,382,596         (38,128)      2,415,839
                                                          ============    ============    ============    ============


(f)  Goodwill

     Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over 25 years which is the expected period to be benefited. The Company periodically reviews the recoverability of goodwill based on an assessment of undiscounted cash flows of future operations to ensure it is appropriately valued. The recoverability of goodwill is evaluated on a separate basis for each acquisition.

     The Company has decided to no longer pursue a long-term geographic expansion strategy in personal automobile, beyond that of its core operation in Florida and has agreed to sell its Tri-State agency subsidiary to Tri-State's president for approximately $900,000. As a result, the remaining goodwill associated with the Tri-State acquisition of $5,086,283 was written off.


(g)  Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (Statement 141) and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (Statement 142). Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

     require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

     The Company is required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriated pre-Statement 142 literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

     Statement 141 will require, upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $16,829,000 that will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $495,092 and $963,700 for the six months ended June 30, 2001 and for the year ended December 31, 2000, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


(2)  Reinsurance

     The amounts deducted in the Consolidated Statements of Operations for reinsurance ceded for the three months and six months ended June 30, 2001 and 2000, respectively, are set forth in the following table.

                                                                   Three months ended June 30      Six months ended June 30
                                                                  ----------------------------    ---------------------------
                                                                      2001            2000            2001           2000
                                                                  ------------    ------------    ------------   ------------
Premiums earned - all other                                       $ 19,227,278       2,308,494      42,898,281      3,624,803
Premiums earned - Florida business                                $    (13,168)      4,484,214         599,968      9,265,964
Premiums earned - fronting arrangements                           $  4,368,098       7,334,492       9,070,225     15,906,959

Claims and claim adjustment expenses all other                    $ 15,973,729       3,424,066      37,137,401      4,551,493
Claims and claim adjustment expenses Florida business             $    (61,182)      4,049,011         663,354      7,734,009
Claims and claim adjustment expenses plan servicing               $    748,392        (155,490)        662,621        980,279
Claims and claim adjustment expenses fronting arrangements        $  3,286,118       6,646,846       6,338,978     12,902,804


     Claims ceded to the commercial automobile plans of Arkansas, California, Louisiana, Mississippi and Pennsylvania are designated as "plan servicing". There were no plan servicing premiums earned during the three months and six months ended June 30, 2001 and 2000, respectively. There were no plan servicing unearned premiums at June 31, 2001 and 2000, respectively.

     The amounts included in the Consolidated Balance Sheets for reinsurance ceded under fronting arrangements and reinsurance ceded to the commercial automobile plans of Arkansas, California, Louisiana, Mississippi and Pennsylvania as of June 30, 2001 and December 31, 2000 were as follows:

                                                                                                 2001            2000
                                                                                              ----------      ----------
       Unearned premiums - Florida business                                                   $       --         617,477
       Unearned premiums - fronting arrangements                                              $4,800,148       6,642,887

       Unpaid claims and claim adjustment expenses - Florida business                         $2,410,701       4,253,582
       Unpaid claims and claim adjustment expenses - plan servicing                           $4,054,368       4,700,008
       Unpaid claims and claim adjustment expenses - fronting arrangements                    $7,467,048       9,481,175


       Effective December 31, 2000, the Company entered into a quota share reinsurance agreement whereby the Company ceded 100% of its commercial auto liability unearned premiums and 50% of all other commercial business unearned premiums at December 31, 2000 to a non-affiliated reinsurer. For policies with an effective date of January 1, 2001 or subsequent, the Company entered into a quota share reinsurance agreement whereby the Company will cede 20% of its commercial business to a non-affiliated reinsurer. Also effective December 31, 2000, the Company entered into a reserve reinsurance cover agreement with a non-affiliated reinsurer. This agreement reinsures the Company's ultimate net aggregate liability in excess of $32,500,000 up to an aggregate limit of $57,150,000 for net commercial auto liability losses and loss adjustment expense incurred but unpaid as of December 31, 2000. The Company established a reinsurance balance receivable and a liability for funds held under reinsurance agreements for the reserves transferred at December 31, 2000 and June 30, 2001.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


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


(3)  Note Payable

     In November 1998, the Company entered into a credit agreement with a commercial bank pursuant to which it borrowed $18,000,000. Interest was due monthly at an interest rate that approximated the 30-day London Interbank Offered Rate (LIBOR) plus 175 basis points. Principal payments of $500,000 were due each quarter with the balance of $10,500,000 due at maturity of the note on October 1, 2003.

     In March 2001, the credit agreement was amended, specific breaches of covenants were waived, $2,500,000 in principal was prepaid and certain terms were amended. Beginning April 2, 2001, interest is due monthly at an interest rate that approximates the 30-day LIBOR plus 250 basis points (6.56375% at June 30, 2001), with an increase of 25 basis points each quarter beginning October 1, 2001. Principal payments of $500,000 are due each quarter and increase to $750,000 beginning April 1, 2002, with the balance of $6,500,000 due at maturity of the note on October 1, 2003.

     The Company recorded interest expense of $222,240 and $366,573 for the three months ended June 30, 2001 and 2000, respectively, and $511,884 and $712,982 for the six months ended June 30, 2001 and 2000, respectively. The Company paid interest of $242,036 and $239,176 for the three months ended June 30, 2001 and 2000, respectively, and $563,134 and $586,200 for the six months ended June 30, 2001 and 2000, respectively. The Company made a scheduled principal payment of $500,000 in January 2001, a principal prepayment of $2,500,000 in March, 2001 and scheduled principal payments of $500,000 in April and July, 2001.


(4)  Shareholders' Equity

     The Company has authorized 250,000,000 shares of common stock, par value $.10 per share (the "Common Stock"). Of the authorized shares of Common Stock, 22,013,830 were issued as of June 30, 2001 and December 31, 2000 and 21,169,736 were outstanding as of June 30, 2001 and December 31, 2000. As of December 31,

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


     2000 the Company also had authorized 10,000,000 shares of Series A Convertible Preferred Stock, par value $100 per share (the "Series A Preferred Stock"), of which 31,620 shares were issued and outstanding.

     As a result of the value attributable to the Common Stock purchase warrants issued with the Series A Preferred Stock, the Series A Preferred Stock was issued at a discount which was being amortized over a five year period using the effective interest method. The Series A Preferred Stock is convertible into 6,200,000 shares of Common Stock at a Conversion Price of $5.10 per share. On or after June 30, 2005, the Series A Preferred Stock was redeemable, in whole or in part, at the option of the Company at a redemption price equal to $1,000 per share plus any declared but unpaid dividends and distributions on the Series A Preferred Stock. In connection with the issuance of the Series A Preferred Stock on October 4, 1999 (the "1999 GMSP Transaction"), the Company issued a five year warrant to purchase an aggregate of 1,550,000 shares of Common Stock at an exercise price of $6.375 per share (the "Series A Warrant") and a seven year warrant to purchase an aggregate of 1,550,000 shares of Common Stock at an exercise price of $8.50 per share (the "Series B Warrant"). Proceeds were allocated based upon the relative fair values of the Series A Preferred Stock, and the Series A Warrant and the Series B Warrant, which were antidilutive.

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

     The 2001 GMSP Transaction was conditioned upon the following changes in the securities currently held by GMSP. The exercise prices of the Series A Warrant and the Series B Warrant held by GMSP were amended to $2.25 per share and $2.5875 per share, respectively. Each of these warrants provides for the purchase of 1,550,000 shares of Common Stock, subject to adjustment. Further, the Company is required to redeem the outstanding shares of its Series A Preferred Stock on January 1, 2006, subject to certain conditions. Any Series A Preferred Stock unredeemed for any reason after that date would accrue interest, payable quarterly at a rate equal to eight percent per year with any unpaid interest compounded annually. The Series A Preferred Stock is convertible into 6,200,000 shares of Common Stock at a Conversion Price of $5.10 per share.

     On March 23, 2001, the Company consummated a transaction with Robert W. Stallings pursuant to which, among other things, the Company issued shares of its newly created Series B Convertible Redeemable Preferred Stock (the "Series B Preferred Stock") and a warrant to purchase an aggregate of 1,050,000 shares of Common Stock at $2.25 per share in exchange for an aggregate purchase price of $3.0 million in cash (the "Stallings Transaction"). The annual dividend provisions and the redemption provisions of the Series B Preferred Stock are the same as those for the Series C Preferred Stock. The Series B Preferred Stock is convertible into Common Stock at $2.25 per share. Subject to adjustment for certain events, the Series B Preferred Stock is convertible into a maximum of 1,333,333 shares of Common Stock. The term of the warrant is five years.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


     As a result of the 1999 GMSP Transaction, the 2001 GMSP Transaction and the Stallings Transaction, the Company has three series of redeemable preferred stock, which are classified as mezzanine financing. The Series A Preferred Stock was previously not redeemable at the option of the holder and was classified as shareholders' equity. With the reclassification of the Series A Preferred Stock during the first quarter of 2001, preferred stock capital was reduced to $0 and additional paid-in capital was reduced by the discount on the convertible redeemable preferred stock. Common stock warrants decreased for the discount in value of the previously issued Series A and Series B Warrants offset by an increase for the issuance of the warrant in the Stallings Transaction.

     As of June 30, 2001 there were 681,930 options outstanding to purchase common stock ("options"), at an average exercise price of $8.00 per share, that had been granted to officers and directors of the Company under the 1995 Stock Option Plan; 501,685 options, at an average exercise price of $5.57 per share, that had been granted to officers, directors and employees of the Company under the 1998 Long-Term Incentive Plan; and 579,710 options, at an average exercise price of $5.75 per share, that had been granted to Glenn W. Anderson under an employment agreement.

     Cash dividends of $478,971 and $949,195 ($.0175 per share) were paid during the first six months of 2001 of 2000, respectively. The Board of Directors discontinued quarterly dividends on the common stock in February 2001.


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

     The following tables present a summary of segment profit (loss) for the three months and six months ended June 30, 2001 and 2000:

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


                                                                Three months ended June 30, 2001
                                                         ----------------------------------------------
                                                         Commercial    Personal
                                                            Lines       Lines       Other        Total
                                                         ----------    --------    --------    --------
                                                                     (Amounts in thousands)
Gross premiums written                                   $   16,826      12,301          --      29,127
                                                         ==========    ========    ========    ========
Premiums earned                                          $    8,693       8,469          --      17,162
Net investment income                                         1,806         923          75       2,804
Insurance services                                               --        (778)        119        (659)
Expenses                                                    (15,986)     (7,914)     (1,123)    (25,023)
                                                         ----------    --------    --------    --------
    Operating income (loss)                                  (5,487)        700        (929)     (5,716)
Net realized gains                                               --          --          39          39
Interest expense                                                 --        (222)         --        (222)
Amortization expense                                             --        (248)         --        (248)
Goodwill impairment                                              --      (5,086)         --      (5,086)
                                                         ----------    --------    --------    --------

  Loss before Federal income taxes and cumulative
     effect of change in accounting principle            $   (5,487)     (4,856)       (890)    (11,233)
                                                         ==========    ========    ========    ========


                                                    Three months ended June 30, 2000
                                              ----------------------------------------------
                                              Commercial    Personal
                                                 Lines       Lines       Other        Total
                                              ----------    --------    --------    --------
                                                          (Amounts in thousands)

Gross premiums written                        $   32,646      11,906          --      44,552
                                              ==========    ========    ========    ========
Premiums earned                               $   27,489      11,371          --      38,860
Net investment income                              1,802       1,472         296       3,570
Insurance services                                    --         358         185         543
Expenses                                         (30,974)    (12,197)       (431)    (43,602)
                                              ----------    --------    --------    --------
    Operating income (loss)                       (1,683)      1,004          50        (629)
Net realized losses                                   --          --        (694)       (694)
Interest expense                                      --        (367)         --        (367)
Amortization expense                                  --        (236)         --        (236)
                                              ----------    --------    --------    --------
    Income (loss) before Federal
      income taxes                            $   (1,683)        401        (644)     (1,926)
                                              ==========    ========    ========    ========

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                                                       Six months ended June 30, 2001
                                                                ----------------------------------------------
                                                                Commercial    Personal
                                                                   Lines       Lines       Other        Total
                                                                ----------    --------    --------    --------
                                                                             (Amounts in thousands)
Gross premiums written                                          $   37,801      29,430          --      67,231
                                                                ==========    ========    ========    ========
Premiums earned                                                 $   16,027      17,761          --      33,788
Net investment income                                                3,217       1,950         206       5,373
Insurance services                                                      --        (697)        243        (454)
Expenses                                                           (26,151)    (19,426)     (1,113)    (46,690)
                                                                ----------    --------    --------    --------
    Operating loss                                                  (6,907)       (412)       (664)     (7,983)
Net realized gains                                                      --          --         916         916
Interest expense                                                        --        (512)         --        (512)
Amortization expense                                                    --        (495)         --        (495)
Goodwill impairment                                                     --      (5,086)         --      (5,086)
                                                                ----------    --------    --------    --------
    Income (loss) before Federal income taxes and
     cumulative effect of change in accounting principle        $   (6,907)     (6,505)        252     (13,160)
                                                                ==========    ========    ========    ========


                                                             Six months ended June 30, 2000
                                                     ----------------------------------------------
                                                     Commercial    Personal
                                                        Lines       Lines       Other        Total
                                                     ----------    --------    --------    --------
                                                                  (Amounts in thousands)
Gross premiums written                               $   60,563      27,743          --      88,306
                                                     ==========    ========    ========    ========
Premiums earned                                      $   53,445      22,119          --      75,564
Net investment income                                     3,793       2,075         643       6,511
Insurance services                                           --         666         376       1,042
Expenses                                                (58,505)    (23,394)       (849)    (82,748)
                                                     ----------    --------    --------    --------
    Operating income (loss)                              (1,267)      1,466         170         369
Net realized losses                                          --          --      (1,781)     (1,781)
Interest expense                                             --        (713)         --        (713)
Amortization expense                                         --        (469)         --        (469)
                                                     ----------    --------    --------    --------

    Income (loss) before Federal income taxes        $   (1,267)        284      (1,611)     (2,594)
                                                     ==========    ========    ========    ========

                         GAINSCO, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations



       BUSINESS OPERATION

       2001 GMSP Transaction

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

       The agreement with GMSP was conditioned upon the following changes in the securities currently held by GMSP. The exercise prices of the Series A Warrant and the Series B Warrant held by GMSP were amended to $2.25 per share and $2.5875 per share, respectively. Each of these warrants provides for the purchase of 1,550,000 million shares of Common Stock, subject to adjustment. Further, the Company is required to redeem the outstanding shares of its Series A Preferred Stock on January 1, 2006, subject to certain conditions. Any Series A Preferred Stock unredeemed for any reason after that date would accrue interest, payable quarterly at a rate equal to eight percent per year with any unpaid interest compounded annually. The Series A Preferred Stock is convertible into 6,200,000 shares of Common Stock at a Conversion Price of $5.10 per share.

       The agreement with GMSP provides an opportunity to convert the Company's illiquid investments with a cost of $4.2 million to cash as of November 2002, as follows: the Company could at its option require GMSP to purchase the illiquid investments for $2.1 million, less any future cash received prior to November 2002 from the investments. GMSP could at its option require the Company to sell the illiquid investments to GMSP for $4.2 million, less any future cash received prior to November 2002 from the investments. During the second quarter of 2001, the Company recognized a permanent impairment of these investments and wrote down the carrying value to the amount recoverable from GMSP under the put option.

       Transaction with Robert W. Stallings

       On March 23, 2001, the Company consummated the Stallings Transaction pursuant to which, among other things, the Company issued shares of its newly created Series B Preferred Stock and a warrant to purchase an aggregate of 1,050,000 shares of Common Stock at $2.25 per share in exchange for an aggregate purchase price of $3.0 million in cash. The annual dividend provisions and the redemption provisions of the Series B Preferred Stock are the same as those for the Series C Preferred Stock. The Series B Preferred Stock is convertible into Common Stock at $2.25 per share. Subject to adjustment for certain events, the Series B Preferred Stock is convertible into a maximum of 1,333,333 shares of Common Stock. The term of the warrant is five years. Mr. Stallings was elected non-executive Vice Chairman of the Board and a director of the Company.

       Reinsurance Transactions

       Effective December 31, 2000, the Company entered into a quota share reinsurance agreement whereby the Company ceded 100% of its commercial auto liability unearned premiums and 50% of all other commercial business unearned premiums at December 31, 2000 to a non-affiliated reinsurer. For policies with an effective date of January 1, 2001 or subsequent, the Company entered into a quota share reinsurance agreement whereby the Company will cede 20% of its commercial business to a non-affiliated reinsurer. Also effective December 31, 2000, the Company entered into a reserve reinsurance cover agreement with a non-affiliated reinsurer. This agreement reinsures the Company's ultimate net aggregate liability in excess of $32,500,000 up to an aggregate limit of $57,150,000 for net commercial auto liability losses and loss adjustment expense incurred but unpaid as of December 31, 2000. The Company established a reinsurance balance receivable and a liability for funds held under reinsurance agreements for the reserves transferred at December 31, 2000 and June 30, 2001.


       Sale of Tri-State

       On August 8, 2001, the Company entered into an agreement to sell all of the stock of Tri-State, Ltd. ("Tri-State"), a subsidiary which is a general agent for nonstandard private passenger automobile insurance in Minnesota, North Dakota and South Dakota, to Herbert A. Hill. Consummation of the transaction is subject to certain conditions, including the approval of the Company's senior lender. The purchase price is $931,968, subject to adjustment based on the fluctuation of the book value of Tri-State between June 30, 2001 and July 31, 2001. The purchase price will be paid by a promissory note executed by Mr. Hill and bearing interest at a floating prime rate reset at the beginning of each calendar quarter. Interest on the note is payable quarterly, and principal payments are due as follows: $350,000 will be due on June 30, 2002, $350,000 will be due on June 30, 2003, and $231,968 will be due on June 30, 2004. Payment of the promissory note will be secured by letters of credit having face amounts equal to the principal amount outstanding under the note and by a pledge of the stock of Tri-State. Mr. Hill is the President and a former owner of Tri-State. The Company had bought Tri-State from Hill and another individual in January 2000 for an aggregate cash purchase price (including post-closing payments made upon the meeting of certain targets) of approximately $8.8 million. The Company is retaining Tri-State's insurance subsidiary, Midwest Casualty Insurance Company, which had approximately $3,000,000 of policyholders' surplus at December 31, 1999.


       RESULTS OF OPERATIONS

       Gross premiums written for the second quarter of 2001 decreased 35% from the comparable 2000 period due to a decrease in commercial lines, while personal lines increased 3 percentage points ("points"). For the first six months of 2001 gross premiums written have decreased 24% from the comparable 2000 period which is also attributed to the decrease in commercial lines. Personal lines increased 6 points for the first six months of 2001. The following table compares the major product lines between the periods for gross premiums written.

                                 Three months ended June 30               Six months ended June 30
                            ------------------------------------    ------------------------------------
                                  2001                2000                2001                 2000
                            ----------------    ----------------    ----------------    ----------------
                                                        (Amounts in thousands)
Commercial lines            $ 16,826      58%   $ 32,646      73%   $ 37,801      56%   $ 60,563      69%
Personal lines                12,301      42      11,906      27      29,430      44      27,743      31
                            --------   -----    --------   -----    --------   -----    --------   -----
     Total                  $ 29,127     100%   $ 44,552     100%   $ 67,231     100%   $ 88,306     100%
                            ========   =====    ========   =====    ========   =====    ========   =====

       COMMERCIAL LINES accounted for 36 points of the decrease in gross premiums written for the second quarter of 2001 and 26 points of decrease for the first six months of 2001 versus the comparable 2000 periods. Commercial auto contributed 27 points of the decrease for the second quarter and 24 points of the decrease for the first six months of 2001 versus the comparable 2000 period. The Company has decided to cease writing certain identified non-profitable commercial trucking business. The general liability line contributed 6 points to the decrease for the second quarter and 2 points to the decrease for the first six months of 2001.

       PERSONAL LINES are up 3% for the second quarter of 2001 versus the comparable 2000 period and are up 6% for the first six months of 2001 versus the comparable 2000 period. Umbrella liability writings recorded in the second quarter and the first six months of 2001 account for most of the increase.

       For the first six months of 2001, gross premium percentages by significant product line were as follows: personal auto (38%), commercial general liability (22%), commercial auto (18%) and commercial auto garage (13%), with no other product line comprising more than 5%. Premiums earned decreased 55% and 56% for the second quarter and first six months of 2001 versus the comparable 2000 periods, respectively primarily as a result of the commercial quota share reinsurance agreements mentioned previously and exiting certain commercial trucking business.

       Net investment income decreased 21% and 17% for the second quarter and first six months of 2001 versus the comparable 2000 periods, respectively. The reinsurance reserve cover agreement, mentioned previously, requires the Company to increase the liability for funds held and charge investment income at an annual interest rate of 7.5% for the balance in the funds held account. For the second quarter and first six months of 2001 this charge to investment income was $372,859 and $1,246,602, respectively, which accounts for the decrease in investment income from the comparable 2000 period.

       During the second quarter of 2001 "Other investments" which are owned by the Holding Company were written down from their previous fair value of $4,174,710 to the value to be received under the put option given by GMSP of $2,087,355. This put option is exercisable in November 2002. This write down was offset primarily by gains from the sale of common stock investments during the second quarter of 2001.

       During the first quarter of 2001 various equity and bond securities were sold to fund the commercial quota share reinsurance agreements which became effective December 31, 2000. This accounts for most of the net realized gain recognized in the first six months of 2001. During the first six months of 2000 approximately $69.9 million in bond securities were sold for a pre-tax loss of $1,781,340.

       Insurance services revenues produced negative results for the second quarter and first six months of 2001 primarily as a result of decreasing revenues and write-offs in the claim adjusting operation.

       Claims and claims adjustment expenses ("C & CAE") decreased $14,645,679 in the second quarter of 2001 from the second quarter of 2000 and $26,920,815 for the first six months of 2001 from the first six months of 2000 as a result of the decrease in net writings. The C & CAE ratio was 96.1% in the second quarter of 2001 and 80.1% in the second quarter of 2000. The C & CAE ratio was 93.2% for the first six months of 2001 and 77.3% for the first six months of 2000. The increases in the C & CAE ratio were primarily due to increases in estimated ultimate liabilities for the current and prior accident years in commercial lines and increases in the current accident year for personal lines.

       The ratio of commissions plus the change in deferred policy acquisition costs and deferred ceding commission income to net premiums earned was 21% for the second quarter of 2001 and 2000 and 20% for the first six months of 2001 versus 21% for the comparable 2000 period. The primary reason for the decrease in the ratio in the first six months of 2001 from the comparable 2000 period was due to a significant decrease in deferred ceding commission income in the first quarter of 2001 that resulted from the commercial quota share reinsurance agreements discussed previously.

       Interest expense from the note payable decreased in the second quarter and the first six months of 2001 from the comparable 2000 periods due to a decrease in interest rates and a decrease in the outstanding balance.

       Underwriting and operating expenses were up 13% in the second quarter of 2001 from the comparable 2000 period and were up 6% for the first six months of 2001 from the comparable 2000 period primarily as a result of information technology software write-offs.

       Goodwill impairment is a result of the Company's decision to no longer pursue a long-term geographic expansion strategy in personal automobile beyond that of its core operation in Florida and to sell its Tri-State agency subsidiary (See "Business Operation - Sale of Tri-State"). As a result the remaining goodwill associated with the Tri-State acquisition was written off in the second quarter of 2001.

       The Company generated a tax benefit for the second quarter and first six months of 2001 as a result of the loss recorded during these periods.

       The cumulative effect of change in accounting principle was recorded as a result of EITF 99-20, which became effective April 1, 2001. This amount represents the write down of an investment that was considered temporarily impaired and was written down in the first quarter of 2001 through accumulated other comprehensive income. EITF 99-20 changed the definition of impairment which resulted in this asset being reclassified as and impairment other than temporary which requires recognition through the statement of operations. The Consolidated Statement of Operations for the three and six months ended June 30, 2001 reflects this change and the Consolidated Balance Sheets as of June 30, 2001 reflects the reversal of the first quarter write-down through accumulated other comprehensive income.

       LIQUIDITY AND CAPITAL RESOURCES

       Parent Company

       GAINSCO, INC. ("GNA") is a holding company that provides administrative and financial services for its wholly owned subsidiaries. GNA needs cash for: (1) principal and interest on the note payable, (2) dividends on preferred stock, (3) administrative expenses, (4) income taxes, and (5) investments. In February 2001, GNA discontinued its policy of paying dividends to common shareholders. The primary sources of cash to meet these obligations included statutory permitted payments from certain insurance subsidiaries including: (1) dividend payments, (2) surplus debenture interest payments, and (3) tax sharing payments. Subject to credit agreement restrictions, GNA may also obtain cash through the sale of subsidiaries or assets and through the issuance of common or preferred stock. The Company believes sufficient cash dividends are available from the insurance subsidiaries to meet its obligations for 2001.

       Under the terms of the GMSP agreement GNA has the option, in November 2002, of putting certain illiquid investments to GMSP at a value equal to 50% of the cost of these investments less any future cash received prior to November 2002. During the second quarter of 2001, GNA recognized a permanent impairment of these investments and wrote down the carrying value to the amount recoverable from GMSP under the put. This write down amounted to $2,087,355 and was recorded as a realized capital loss in the Company's Consolidated Statements of Operations.


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

       With regard to long term liquidity, the average maturity of the investment portfolio is approximately 3.7 years. The fair value of the fixed maturity portfolio at June 30, 2001 was $5,847,468 above amortized cost.

       Net cash used for operating activities was $52,279,566 for the first six months of 2001 versus $5,356,539 in net cash provided by operating activities for the first six months of 2000. The large change was primarily related to the transfer of unearned premium funds to the reinsurer under the 2000 commercial quota share reinsurance agreements during the first quarter of 2001, a lower level of net premium writings and a higher level of claim payments during the fist six months of 2001.

       Reinsurance balances receivable increased primarily due to claims and claims adjustment expenses that were paid and are recoverable under the 2000 commercial quota share reinsurance agreements. Ceded unpaid claims and claims adjustment expenses increased primarily as a result of an increase in unpaid claims and claims adjustment expenses that will be recoverable under the 2000 commercial quota share reinsurance agreements. Ceded unearned premiums decreased primarily as a result of the decrease in ceded unearned premium from the 2000 commercial quota share reinsurance agreements. Deferred policy acquisition costs increased primarily as a result of a decrease in deferred ceding commission income primarily from the 2000 commercial quota share reinsurance agreements. Deferred Federal income taxes increased primarily as a result of the net losses recorded for the 2001 periods and included a deferred tax benefit on the capital loss associated with the write down of

       Tri-State, Ltd. (See "Business Operation - Sale of Tri-State"). Goodwill decreased as a result of the impairment recorded during the second quarter of 2001, as discussed previously.

       Unpaid claims and claims adjustment expenses decreased primarily due to closed claims and their related reserve releases exceeding reserve increases on open and new claims. Unearned premiums decreased primarily because of the decrease in commercial auto writings. Commissions payable increased primarily due to a change in estimated commission income from the 2000 commercial quota share reinsurance agreements. Accounts payable decreased primarily because of a payment made in January 2001 to Tri-State for meeting certain targets specified in the acquisition agreement. Reinsurance balances payable decreased primarily due to the funding of the 2000 commercial quota share reinsurance agreements during the first six months of 2001. The note payable decreased due to scheduled principal repayments made in the first and second quarters of 2001 and a prepayment of $2,500,000 made during the first quarter of 2001 in conjunction with an amendment to the credit agreement (see Note (3) of Notes to Consolidated Financial Statements).

       As a result of the 2001 GMSP Transaction and the Transaction with Robert
       W. Stallings, described previously, the Company has three series of redeemable preferred stock, which are classified as mezzanine financing. The Series A Convertible Redeemable Preferred Stock was previously not redeemable and was classified as shareholders' equity.

       With the reclassification of the Series A Convertible Redeemable Preferred Stock during the first quarter of 2001, preferred stock capital was reduced to $0 and additional paid-in capital was reduced by the discount on the convertible redeemable preferred stock. Common stock warrants decreased for the discount in value of the previously issued Series A and Series B Warrants offset by an increase for the issuance of the warrant in the Stallings Transaction.

       Accumulated other comprehensive income of $3,859,243 was recorded at June 30, 2001 as a result of the unrealized gains on bonds available for sale. The decrease in retained earnings is primarily attributable to the net loss recorded during the first six months of 2001.


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


       FORWARD LOOKING STATEMENTS

       Statements made in this report that are not strictly historical may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that important factors, representing certain risks and uncertainties, could cause actual results to differ materially from those contained in the forward-looking statements. These factors include, but are not limited to (a) the Company's ability to effect the successful exit both from unprofitable lines, including trucking, and from lines that the Company believes cannot be counted on to produce future profit, while at the same time maintaining and growing profitable lines, (b) heightened competition from existing competitors and new competitor entrants into GAINSCO's markets,
       (c) the extent to which market conditions firm up, the acceptance of higher prices in the market place and the Company's ability to realize and sustain higher rates, (d) contraction of the markets for the Company's various lines of business, (e) the Company's ability to maintain its A.M. Best rating, and meet its obligations under its capital and debt agreements, (f) the ongoing level of claims and claims-related expenses and the adequacy of claim reserves, (g) the ability to implement operating plans which can achieve target performance levels and provide incremental value, (h) the effectiveness of investment strategies implemented by GAINSCO's investment manager, (i) the ability of the Company to generate taxable income to support the recoverability of the deferred Federal income taxes, (j) continued justification of recoverability of goodwill in the future, (k) the ability to close the proposed sale of Tri-State, and (l) general economic conditions, including fluctuations in interest rates. A forward-looking statement is relevant as of the date the statement is made. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which the statements are made.

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

       Item 2.  Changes in Securities and Use of Proceeds

                Disclosures required under this Item 2 have been made in Note 4 to the financial statements and under the heading "Business Operations" in this Report on Form 10-Q as well as in the Company's Definitive Proxy Statement filed April 26, 2001.

       Item 3.  Defaults on Senior Securities.

                None.

       Item 4.  Submission of Matters to a Vote of Security Holders.

                An Annual Meeting of Shareholders of the Company was held on May 24, 2001, in Fort Worth, Texas. At the Annual Meeting, shareholders elected directors for the ensuing year and until their successors are duly elected and qualified, and ratified the selection by the Board of Directors of KPMG LLP as the Company's independent auditors for the year ending December 31, 2001. The results of the voting were as follows:

       Election of Directors                           For                      Withheld
       ---------------------                       -----------                 ----------
       Glenn W. Anderson                            23,581,463                  2,805,072
       J. Randall Chappel                           23,563,826                  2,822,709
       John C. Goff                                 23,551,658                  2,834,877
       Joel C. Puckett                              23,774,897                  2,611,638
       Sam Rosen                                    23,727,527                  2,659,008
       Robert W. Stallings                          25,120,746                  1,265,789
       Harden H. Wiedemann                          24,172,670                  2,213,865
       John H. Williams                             23,753,427                  2,633,108

                Ratification of appointment of independent auditors:

                                                      Abstentions and Brokers
            For                   Against                     Non-Votes
        -----------             ----------            -----------------------
         23,963,670              2,321,125                     101,740

                           PART II. OTHER INFORMATION

                         GAINSCO, INC. AND SUBSIDIARIES


Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             10.23 Stock Purchase Agreement dated August 8, 2001 between Registrant and Herbert A. Hill

             15.     Awareness Letter of KPMG LLP

         (b) Reports on Form 8-K

             No Form 8-K Report was filed by Registrant during its quarter ended June 30, 2001.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the Registrant as well as in his capacity as Chief Financial Officer.

                                    GAINSCO, INC.


Date:  August 13, 2001              By: /s/ Daniel J. Coots
                                       ---------------------------------
                                       Daniel J. Coots
                                       Senior Vice President, Treasurer and
                                        Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER           DESCRIPTION
-------          -----------
10.23            Stock Purchase Agreement dated August 8, 2001 between
                 Registrant and Herbert A. Hill.

15               Awareness letter of KPMG LLP