Form 10-Q
period 2001-09-30
GAINSCO INC
filed 2001-11-14
CIK 786344

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


                Quarterly Report under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


For Quarter Ended September 30, 2001               Commission File Number 1-9828


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

As of November 7, 2001, there were 21,169,736 shares of the registrant's Common Stock ($.10 par value) outstanding.

                         GAINSCO, INC. AND SUBSIDIARIES

                                      INDEX


                                                                          Page
                                                                          ----

PART I.  FINANCIAL INFORMATION

  ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS:

            Independent Auditors' Review Report                             3

            Consolidated Balance Sheets as of September 30, 2001
            (unaudited) and December 31, 2000                               4

            Consolidated Statements of Operations for the Three Months
            and Nine Months Ended September 30, 2001 and 2000
            (unaudited)                                                     6

            Consolidated Statements of Shareholders' Equity and
            Comprehensive Income for the Nine Months Ended September 30,
            2001 (unaudited) and the Twelve Months Ended December 31,
            2000                                                            7

            Consolidated Statements of Cash Flows for the Nine Months
            Ended September 30, 2001 and 2000 (unaudited)                   9

            Notes to Consolidated Financial Statements September 30,
            2001 and 2000 (unaudited)                                       11

  ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS                                       25

  ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK      30

PART II.  OTHER INFORMATION

  ITEM 1.   LEGAL PROCEEDINGS                                               32

  ITEM 2.   CHANGE IN SECURITIES AND USE OF PROCEEDS                        32

  ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                 32

  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             32

  ITEM 5.   OTHER INFORMATION                                               32

  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                32

SIGNATURE                                                                   33

                       INDEPENDENT AUDITORS' REVIEW REPORT


The Board of Directors and Shareholders of GAINSCO, INC.:

We have reviewed the accompanying condensed consolidated balance sheet of GAINSCO, INC. and subsidiaries as of September 30, 2001 and the related condensed consolidated statements of operations for the three months and nine months ended September 30, 2001 and 2000, and condensed consolidated statement of shareholders' equity and comprehensive income for the nine months ended September 30, 2001, and condensed consolidated statements of cash flows for the nine months ended September 30, 2001 and 2000. These condensed financial statements are the responsibility of the Company's management.

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



KPMG LLP
Dallas, Texas
November 12, 2001, except for note 3, as to which the date is November 13, 2001.

                         GAINSCO, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets



                                                                       September 30
                                                                           2001         December 31
                                                                        (unaudited)         2000
                                                                       ------------     ------------
                                  Assets
Investments

  Fixed maturities:

    Bonds available for sale, at fair value (amortized cost:
      $147,521,920 -- 2001, $187,985,651 -- 2000)                      $156,888,084      192,342,374

    Certificates of deposit, at cost (which approximates
      fair value)                                                           645,000          845,000

  Common stock, at fair value (cost: $6,027,392 -- 2000)                         --        7,716,250

  Other investments, at fair value (cost: $2,110,468 -- 2001,
    $4,580,690 -- 2000)                                                   2,112,200        4,441,240

  Short-term investments, at cost (which approximates
    fair value)                                                          32,780,697       40,839,852
                                                                       ------------     ------------
                  Total investments                                     192,425,981      246,184,716

Cash                                                                      2,232,523        3,111,311

Accrued investment income                                                 2,820,617        3,539,804

Premiums receivable (net of allowance for doubtful
  accounts: $200,000 -- 2001 and 2000)                                   24,123,960       25,471,377

Reinsurance balances receivable                                          61,429,584       54,494,967

Ceded unpaid claims and claim adjustment expenses                        58,889,222       37,703,034

Ceded unearned premiums                                                  24,743,084       45,994,658

Deferred policy acquisition costs                                         5,683,904        2,301,944

Property and equipment (net of accumulated depreciation and
  amortization: $9,802,924 -- 2001, $9,745,505 -- 2000)                   6,385,286        7,944,404

Current Federal income taxes (note 1)                                       945,300        1,242,801

Deferred Federal income taxes (note 1)                                   21,504,347       15,671,326

Management contract                                                       1,550,071        1,587,571

Other assets                                                              5,945,655        6,997,501

Goodwill (note 1)                                                        17,022,547       22,797,358
                                                                       ------------     ------------
       Total assets                                                    $425,702,081      475,042,772
                                                                       ============     ============


See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets


                                                                                   September 30
                                                                                       2001         December 31
                                                                                    (unaudited)         2000
                                                                                   ------------     ------------
                       Liabilities and Shareholders' Equity
                       ------------------------------------
Liabilities
  Unpaid claims and claim adjustment expenses                                     $160,495,784      164,159,519
  Unearned premiums                                                                 54,459,530       72,578,157
  Commissions payable                                                                5,683,499        2,077,771
  Accounts payable                                                                   7,805,230       10,899,280
  Reinsurance balances payable                                                       5,251,211       27,154,389
  Deferred revenue                                                                   7,225,419        1,632,174
  Drafts payable                                                                     5,210,185        8,862,849
  Note payable (note 3)                                                             11,500,000       16,000,000
  Funds held under reinsurance agreements (note 2)                                  50,559,893       47,850,000
  Other liabilities                                                                    115,564          724,354
                                                                                  ------------     ------------
      Total liabilities                                                            308,306,315      351,938,493
                                                                                  ------------     ------------
Convertible redeemable preferred stock -- Series A ($1,000 stated value,
  31,620 shares authorized, 31,620 issued at September 30, 2001 and
  none issued at December 31, 2000) (note 4)                                        18,118,000               --
Convertible redeemable preferred stock -- Series B ($1,000 stated value,
  3,000 shares authorized, 3,000 issued at September 30, 2001 and
  none issued at December 31, 2000) (note 4)                                         2,989,875               --
Redeemable preferred stock -- Series C ($1,000 stated value,
  3,000 shares authorized, 3,000 issued at September 30, 2001 and
  none issued at December 31, 2000) (note 4)                                         3,151,875               --
                                                                                  ------------     ------------
                                                                                    24,259,750               --
                                                                                  ------------     ------------
Shareholders' Equity (note 4)
  Preferred stock ($100 par value, 10,000,000 shares authorized, none
    issued at September 30, 2001 and 31,620 issued at December 31, 2000)                    --        3,162,000
  Common stock ($.10 par value, 250,000,000 shares authorized,
    22,013,830 issued at September 30, 2001 and December 31, 2000)                   2,201,383        2,201,383
  Common stock warrants                                                                540,000        2,040,000
  Additional paid-in capital                                                       100,866,124      113,540,252
  Accumulated other comprehensive income (note 1)                                    6,182,135        3,897,371
  Retained earnings (deficit)                                                       (8,959,101)       5,957,798
  Treasury stock, at cost (844,094 shares at September 30, 2001 and
    December 31, 2000)                                                              (7,694,525)      (7,694,525)
                                                                                  ------------     ------------
       Total shareholders' equity                                                   93,136,016      123,104,279
                                                                                  ------------     ------------
         Commitments and contingencies (note 4)
  Total liabilities and shareholders' equity                                      $425,702,081      475,042,772
                                                                                  ============     ============


  See accompanying notes to consolidated financial statements.

                                 GAINSCO, INC. AND SUBSIDIARIES

                             Consolidated Statements of Operations
                                          (Unaudited)

                                                                   Three months                       Nine months
                                                                ended September 30                ended September 30
                                                          -----------------------------     ------------------------------
                                                              2001              2000            2001              2000
                                                          -----------       -----------     ------------      ------------
Revenues:
  Net premiums earned (note 2)                            $17,737,234        38,728,990       51,525,159       114,292,913
  Net investment income                                     1,296,545         3,740,497        6,669,232        10,251,426
  Net realized gains (losses) (note 1)                        990,034          (118,604)       1,905,608        (1,899,944)
  Insurance services                                          (90,805)           90,483         (544,902)        1,232,938
                                                          -----------       -----------     ------------      ------------
    Total revenues                                         19,933,008        42,541,366       59,555,097       123,877,333
                                                          -----------       -----------     ------------      ------------
Expenses:
 Claims and claims adjustment expenses (note 2)            19,673,795        40,933,439       51,171,291        99,351,750
 Commissions                                                3,335,401         7,359,417       12,576,226        23,544,657
 Change in deferred policy acquisition costs and
   deferred ceding commission income                         (723,752)          995,915       (3,381,960)        1,003,442
 Interest expense (note 3)                                    186,359           354,872          698,243         1,067,854
 Amortization of goodwill                                     193,437           247,275          688,529           716,335
 Underwriting and operating expenses                        3,626,455         4,484,238       12,235,069        12,620,599
 Goodwill impairment (note 1)                                      --                --        5,086,283                --
                                                          -----------       -----------     ------------      ------------
    Total expenses                                         26,291,695        54,375,156       79,073,681       138,304,637
                                                          -----------       -----------     ------------      ------------
      Loss before Federal income taxes and
        cumulative effect of change in accounting
        principle                                          (6,358,687)      (11,833,790)     (19,518,584)      (14,427,304)
Federal income taxes:
  Current benefit                                                  --        (1,772,220)              --        (2,223,991)
  Deferred benefit                                         (2,067,295)       (2,500,147)      (6,649,139)       (3,403,756)
                                                          -----------       -----------     ------------      ------------
    Total taxes                                            (2,067,295)       (4,272,367)      (6,649,139)       (5,627,747)
                                                          -----------       -----------     ------------      ------------
      Loss before cumulative effect of change in
        accounting principle                               (4,291,392)       (7,561,423)     (12,869,445)       (8,799,557)
                                                          -----------       -----------     ------------      ------------
Cumulative effect of change in accounting
  principle, net of tax (note 1)                                   --                --         (489,554)               --
                                                          -----------       -----------     ------------      ------------
      Net loss                                            $(4,291,392)       (7,561,423)     (13,358,999)       (8,799,557)
                                                          ===========       ===========     ============      ============
Loss per common share, basic and diluted (note 1):
  Loss before cumulative effect of change in
    accounting principle, per common share                $      (.24)             (.37)            (.68)             (.45)
  Cumulative effect of change in accounting
    principle, net of tax, per common share                        --                --             (.02)               --
                                                          -----------       -----------     ------------      ------------
  Net loss per common share                               $      (.24)             (.37)            (.70)             (.45)
                                                          ===========       ===========     ============      ============

See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

    Consolidated Statements of Shareholders' Equity and Comprehensive Income

                                                                             Nine months
                                                                                ended            Twelve months
                                                                         September 30, 2001          ended
                                                                             (unaudited)       December 31, 2000
                                                                         ------------------    -----------------
Preferred stock:
  Balance at beginning of period                                            $  3,162,000             3,162,000
  Conversion of shares to redeemable preferred stock (31,620 in 2001)         (3,162,000)                   --
                                                                            ------------           -----------
    Balance at end of period                                                          --             3,162,000
                                                                            ------------           -----------
Common stock:
  Balance at beginning of period                                               2,201,383             2,176,393
  Exercise of options to purchase shares (249,903 in 2000)                            --                24,990
                                                                            ------------           -----------
    Balance at end of period                                                   2,201,383             2,201,383
                                                                            ------------           -----------
Common stock warrants:
  Balance at beginning of period                                               2,040,000             2,040,000
  Repricing of Series A and Series B warrants                                 (1,680,000)                   --
  Issuance of warrant                                                            180,000                    --
                                                                            ------------           -----------
    Balance at end of period                                                     540,000             2,040,000
                                                                            ------------           -----------
Additional paid-in capital:
  Balance at beginning of period                                             113,540,252           112,674,842
  Exercise of options to purchase shares (249,903 in 2000)                            --               519,246
  Conversion of shares to redeemable preferred stock
    (31,620 in 2001)                                                         (12,761,278)                   --
  Accretion of discount on preferred shares                                       87,150               346,164
                                                                            ------------           -----------
    Balance at end of period                                                $100,866,124           113,540,252
                                                                            ------------           -----------


                                                                     (continued)

                         GAINSCO, INC. AND SUBSIDIARIES

    Consolidated Statements of Shareholders' Equity and Comprehensive Income




                                                                     Nine months ended
                                                                    September 30, 2001             Twelve months ended
                                                                        (unaudited)                 December 31, 2000
                                                               ---------------------------    ----------------------------
Retained earnings:
  Balance at beginning of period                               $  5,957,798                      27,586,440
  Net loss                                                      (13,358,999)   (13,358,999)     (19,551,365)   (19,551,365)
  Cash dividend -- common (note 4)                                       --                     (1,474,206)
  Cash dividend -- preferred (note 4)                                    --                       (434,000)
  Accrued dividends -- redeemable preferred stock (note 4)         (303,750)                            --
  Accretion of discount on preferred shares                         (87,150)                      (346,164)
  Accretion of discount on redeemable preferred shares           (1,167,000)                            --
  Tax benefit on non-qualified stock options exercised                   --                        177,093
                                                               ------------                   ------------
      Balance at end of period                                   (8,959,101)                     5,957,798

Accumulated other comprehensive income (loss):
  Balance at beginning of period                                  3,897,371                     (2,246,575)
  Unrealized gains (losses) on securities, net of
    reclassification adjustment, net of tax (note 1)              2,284,764      2,284,764       6,143,946       6,143,946
                                                               ------------    -----------    ------------     -----------
  Comprehensive loss                                                           (11,074,235)                    (13,407,419)
                                                                               ===========                     ===========
    Balance at end of period                                      6,182,135                      3,897,371
                                                               ------------                   ------------
Treasury stock:
  Balance at beginning and at end of period                      (7,694,525)                    (7,694,525)
                                                               ------------                   ------------
    Total shareholders' equity at end of period                $ 93,136,016                    123,104,279
                                                               ============                   ============



See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                        Nine months ended September 30
                                                                        ------------------------------
                                                                            2001              2000
                                                                        ------------      ------------
Cash flows from operating activities:
  Net loss                                                              $(13,358,999)       (8,799,557)
  Adjustments to reconcile net loss to cash provided by
    (used for) operating activities:
    Depreciation and amortization                                          1,481,641         2,103,629
    Goodwill impairment                                                    5,086,283                --
    Impairment of other investments                                        2,087,355                --
    Cumulative effect of change in accounting principle                      489,554                --
    Change in deferred Federal income taxes                               (6,649,139)       (3,403,756)
    Change in accrued investment income                                      719,187           166,811
    Change in premiums receivable                                            636,198         1,708,978
    Change in reinsurance balances receivable                             (6,934,617)       (5,983,022)
    Change in ceded unpaid claims and claim adjustment expenses          (21,186,188)        1,005,231
    Change in ceded unearned premiums                                     21,251,574         3,670,987
    Change in deferred policy acquisition costs and deferred
      ceding commission income                                            (3,381,960)        1,003,442
    Change in other assets                                                   979,086          (931,488)
    Change in unpaid claims and claim adjustment expenses                 (3,663,735)       15,583,701
    Change in unearned premiums                                          (18,118,627)       (3,176,745)
    Change in commissions payable                                          3,621,668          (299,507)
    Change in accounts payable                                            (1,432,106)          246,441
    Change in reinsurance balances payable                               (21,903,178)        1,573,998
    Change in deferred revenue                                             5,593,245           435,007
    Change in drafts payable                                              (3,652,664)        1,161,369
    Change in funds held under reinsurance agreements                      2,709,893                --
    Change in other liabilities                                             (129,819)          (90,846)
    Change in current Federal income taxes                                   250,000        (2,851,958)
                                                                        ------------       -----------
      Net cash provided by (used for) operating activities              $(55,505,348)        3,122,715
                                                                        ------------       -----------


                                                                     (continued)


See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                                        Nine months ended September 30
                                                                        ------------------------------
                                                                            2001              2000
                                                                        ------------      ------------
Cash flows from investing activities:
  Bonds available for sale:
    Sold                                                                $ 35,770,164        76,863,578
    Matured                                                               14,705,575        24,422,954
    Purchased                                                            (10,763,332)      (89,656,135)
  Common stock purchased                                                          --        (6,027,392)
  Common stock sold                                                        6,027,392                --
  Other investments purchased                                                     --        (3,855,649)
  Other investments sold                                                     382,867                --
  Certificates of deposit matured                                            660,000           740,000
  Certificates of deposit purchased                                         (460,000)         (545,000)
  Net change in short term investments                                     7,550,307         5,271,037
  Property and equipment disposed                                            674,291            11,111
  Net assets acquired through purchase of subsidiary
    (net of cash acquired of $662,422 -- 2000)                                    --        (8,462,144)
  Net assets disposed of through sale of subsidiary
    (net of cash disposed of $847,617 -- 2001)                              (307,455)               --
                                                                        ------------      ------------
    Net cash provided by (used for) investing activities                  54,239,809        (1,237,640)
                                                                        ------------      ------------
Cash flows from financing activities:
  Payments on note payable                                                (4,500,000)       (1,500,000)
  Proceeds from exercise of common stock options                                  --           544,236
  Redeemable preferred stock and common stock warrants
    issued (net of transaction fees)                                       5,365,722                --
  Cash dividends paid                                                       (478,971)       (1,424,862)
                                                                        ------------      ------------
    Net cash provided by (used for) financing activities                     386,751        (2,380,626)
                                                                        ------------      ------------
Net decrease in cash                                                        (878,788)         (495,551)
Cash at beginning of period                                                3,111,311         1,205,364
                                                                        ------------      ------------
Cash at end of period                                                   $  2,232,523           709,813
                                                                        ============      ============


See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(1)  Summary of Accounting Policies

     (a)  Basis of Consolidation

          In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of GAINSCO, INC. and subsidiaries (the "Company") as of September 30, 2001, the results of operations for the three months and nine months ended September 30, 2001 and 2000, the statements of shareholders' equity and comprehensive income for the nine months ended September 30, 2001 and the twelve months ended December 31, 2000 and the statements of cash flows for the nine months ended September 30, 2001 and 2000, on the basis of accounting principles generally accepted in the United States of America. The December 31, 2000 balance sheet and statement of shareholders' equity and comprehensive income included herein are derived from the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

          The following schedule summarizes the components of other investments:


                                         As of September 30, 2001   As of December 31, 2000
                                         ------------------------   -----------------------
                                         Fair Value       Cost      Fair value      Cost
                                         ----------    ----------   ----------   ----------
          Equity investments             $1,058,613     1,058,613    2,117,226    2,117,226
          Marketable securities              24,845        23,113      266,530      405,980
          Note receivable                 1,028,742     1,028,742    2,057,484    2,057,484
                                         ----------     ---------    ---------    ---------
            Total other investments      $2,112,200     2,110,468    4,441,240    4,580,690
                                         ==========     =========    =========    =========

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


          Under the terms of an agreement with Goff Moore Strategic Partners, L.P. ("GMSP") the Company has the option, in November, 2002, of putting the equity investments and the note receivable to GMSP at a value equal to 50% of the cost of these investments less any future cash received prior to November 2002. During the second quarter of 2001, the Company recognized a permanent impairment of these investments and wrote down the carrying value to the amount recoverable from GMSP under the put. This write down amounted to $2,087,355 and was recorded as a realized capital loss in the Company's Consolidated Statements of Operations.

          The equity investments are predominately private equity investments that are not traded in public markets. Cost is considered to approximate fair value for the equity investments and the note receivable because they are carried at the amount recoverable from GMSP under the put. The Company holds an embedded derivative financial instrument in common stock warrants attached to the note receivable. As of September 30, 2001 and December 31, 2000, the exercise price of the warrants was not determinable and, therefore, the warrants were not recorded at fair value in these financial statements.

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

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


          The unrealized gains (losses) on investments at September 30, 2001 and December 31, 2000 are set forth in the following table:

                                                     September 30, 2001   December 31, 2000
                                                     ------------------   -----------------
              Bonds available for sale:
                Unrealized gain                          $ 9,366,164           4,356,723
                Deferred tax expense                      (3,185,172)         (1,481,938)
                                                         -----------          ----------
                  Net unrealized gain                    $ 6,180,992           2,874,785
                                                         ===========          ==========
              Common stock investments:
                Unrealized gain                          $        --           1,688,858
                Deferred tax expense                              --            (574,212)
                                                         -----------          ----------
                  Net unrealized gain                    $        --           1,114,646
                                                         ===========          ==========
              Other investments:
                Unrealized gain (loss)                   $     1,732            (139,450)
                Deferred tax benefit (expense)                  (589)             47,390
                                                         -----------          ----------
                  Net unrealized gain (loss)             $     1,143             (92,060)
                                                         ===========          ==========


               Proceeds from the sale of bond securities totaled $7,989,470 and $6,936,721 for the three months ended September 30, 2001 and 2000, respectively, and $35,770,164 and $76,863,578 for the nine months ended September 30, 2001 and 2000, respectively. Proceeds from the sale of common stocks totaled $0 and $6,027,392 for the three months and nine months ending September 30, 2001, respectively. There were no sales of common stocks during the 2000 periods. Proceeds from the sale of other investments totaled $0 and $382,867 for the three months and nine months ended September 30, 2001, respectively. There were no sales of other investments during the 2000 periods.

                                   GAINSCO, INC. AND SUBSIDIARIES

                             Notes to Consolidated Financial Statements
                                              (Unaudited)


               Realized gains and losses on investments for the three months and nine months ended September 30, 2001 and 2000, respectively, are presented in the following table:

                                                         Three months ended        Nine months ended
                                                            September 30             September 30
                                                        --------------------   ------------------------
                                                          2001        2000         2001         2000
                                                        --------   ---------   ----------   -----------
               Realized gains:
                 Bonds                                  $647,474       7,260    1,056,941        21,358
                 Common stock                                 --          --    2,730,923            --
                 Sale of subsidiary                      342,853          --      342,853            --
                 Other investments                            --          --       20,208            --
                                                        --------   ---------   ----------   -----------
                   Total realized gains                  990,327       7,260    4,150,925        21,358
                                                        --------   ---------   ----------   -----------
               Realized losses:
                 Bonds                                       293     125,864       17,456     1,921,302
                 Other investments                            --          --      140,506            --
                 Impairment of other investments              --          --    2,087,355            --
                                                        --------   ---------   ----------   -----------
                   Total realized losses                     293     125,864    2,245,317     1,921,302
                                                        --------   ---------   ----------   -----------
                     Net realized gains (losses)        $990,034    (118,604)   1,905,608    (1,899,944)
                                                        ========   =========   ==========   ===========



          (c)  Federal Income Taxes

               The Company and its subsidiaries file a consolidated Federal income tax return. Deferred income tax items are accounted for under the "asset and liability" method which provides for temporary differences between the reporting of earnings for financial statement purposes and for tax purposes, primarily deferred policy acquisition costs, the discount on unpaid claims and claim adjustment expenses and the nondeductible portion of the change in unearned premiums. The Company received Federal income tax refunds totaling $250,000 and $40,000 during the nine months ended September 30, 2001 and 2000, respectively. The Company paid Federal income taxes of $280,000 during the nine months ended September 30, 2000, respectively. The Company paid no Federal income taxes during the three months ended September 30, 2001 or 2000, respectively.

                                   GAINSCO, INC. AND SUBSIDIARIES

                             Notes to Consolidated Financial Statements
                                             (Unaudited)




          (d)  Earnings Per Share

               The following table sets forth the computation of basic and diluted earnings per share:

                                                                 Three months ended           Nine months ended
                                                                    September 30                September 30
                                                             -------------------------   --------------------------
                                                                 2001          2000          2001           2000
                                                             -----------   -----------   ------------   -----------

               Basic loss per share:
               Numerator:
                 Net loss                                    $(4,291,392)   (7,561,423)   (13,358,999)   (8,799,557)
                 Less: Preferred stock dividends                 153,750       108,500        303,750       325,500
                       Accretion of discount on
                         preferred stock                         593,000        86,646      1,254,150       259,267
                                                             -----------   -----------   ------------   -----------
               Net loss to common shareholders               $(5,038,142)   (7,756,569)   (14,916,899)   (9,384,324)
                                                             -----------   -----------   ------------   -----------
               Denominator:
                 Weighted average shares outstanding          21,169,736    21,082,969     21,169,736    20,985,088
                                                             -----------   -----------   ------------   -----------
                   Basic loss per common share               $      (.24)         (.37)          (.70)         (.45)
                                                             ===========    ==========    ===========    ==========
               Diluted loss per share:
               Numerator:
                 Net loss                                    $(4,291,392)   (7,561,423)   (13,358,999)   (8,799,557)
                                                             -----------   -----------   ------------   -----------
               Denominator:
                 Weighted average shares outstanding          21,169,736    21,082,969     21,169,736    20,985,088
                 Effect of dilutive securities:
                   Employee stock options                             --            --             --            --
                   Convertible preferred stock                        --     6,200,000      1,860,000     6,200,000
                                                             -----------   -----------   ------------   -----------
                   Weighted average shares and assumed
                     conversions                              21,169,736    27,282,969     23,029,736    27,185,088
                                                             -----------   -----------   ------------   -----------
                 Diluted loss per common share *             $      (.24)         (.37)          (.70)         (.45)
                                                             ===========    ==========    ===========    ==========

               * The effects of common stock equivalents and convertible preferred stock are antidilutive for the three months and nine months ended 2001 and 2000, respectively, due to the net loss for the periods; therefore, diluted loss per share is reported the same as basic loss per share.

                                 GAINSCO, INC. AND SUBSIDIARIES

                          Notes to Consolidated Financial Statements
                                          (Unaudited)


          (e)  Accumulated Other Comprehensive Income

               The following schedule presents the components of other comprehensive income:


                                                                       Three months ended        Nine months ended
                                                                          September 30              September 30
                                                                    -----------------------   ------------------------
                                                                       2001         2000         2001          2000
                                                                    ----------   ----------   ----------   -----------
               Unrealized gains (losses) on securities:
                 Unrealized holding gains (losses) during period    $4,509,566    2,463,597    5,367,372     4,396,011
               Less: Reclassification  adjustment for
                     amounts included in net income for
                     realized gains (losses)                           990,034     (118,604)   1,905,608    (1,899,944)
                                                                    ----------   ----------   ----------   -----------
                 Other comprehensive income before Federal
                   income taxes                                      3,519,532    2,582,201    3,461,764     6,295,955
                 Federal income tax expense                          1,196,640      877,949    1,177,000     2,175,864
                                                                    ----------   ----------   ----------   -----------
                   Other comprehensive income (loss)                $2,322,892    1,704,252    2,284,764     4,120,091
                                                                    ==========   ==========   ==========   ===========



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

               The Company decided to no longer pursue a long-term geographic expansion strategy in personal automobile beyond that of its core operation in Florida, and sold Tri-State Ltd., ("Tri-State"), its agency subsidiary, to Tri-State's president for $935,000 in cash on August 31, 2001. The remaining goodwill associated with the Tri-State acquisition of $5,086,283 was recorded as goodwill impairment during the second quarter of 2001.


          (g)  Accounting Pronouncements

               In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (Statement 141) and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (Statement 142). Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business

                                 GAINSCO, INC. AND SUBSIDIARIES

                           Notes to Consolidated Financial Statements
                                           (Unaudited)


               combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

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

               As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $16,829,000 that will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $688,529 and $963,700 for the nine months ended September 30, 2001 and for the year ended December 31, 2000, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

               In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (Statement 144), establishing financial accounting and reporting for the impairment or disposal of long-lived assets. Statement 144 is effective for fiscal years beginning after December 15, 2001. The Company believes that the

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

               adoption of Statement 144 will have no effect on the Company's financial position or results of operations.


(2)  Reinsurance

     The amounts deducted in the Consolidated Statements of Operations for reinsurance ceded for the three months and nine months ended September 30, 2001 and 2000, respectively, are set forth in the following table.

                                                       Three months ended          Nine months ended
                                                           September 30               September 30
                                                    ------------------------   -------------------------
                                                        2001         2000          2001          2000
                                                    -----------   ----------   -----------   -----------
     Premiums earned -- all other                   $15,995,037    3,234,422    58,893,318     6,859,225
     Premiums earned -- Florida business            $       688    2,915,416       600,656    12,181,379
     Premiums earned -- fronting arrangements       $ 3,991,436    6,482,100    13,061,661    22,389,059
     Claims and claim adjustment expenses --
       all other                                    $ 9,762,095    3,851,721    46,899,496     8,403,214
     Claims and claim adjustment expenses --
       Florida business                             $   171,056    2,621,947       834,410    10,355,956
     Claims and claim adjustment expenses --
       plan servicing                               $  (167,290)     546,184       495,331     1,526,463
     Claims and claim adjustment expenses --
       fronting arrangements                        $ 2,329,263    2,948,479     8,668,241    15,850,564


     Claims ceded to the commercial automobile plans of Arkansas, California, Louisiana, Mississippi and Pennsylvania are designated as "plan servicing". There were no plan servicing premiums earned during the three months and nine months ended September 30, 2001 and 2000, respectively. There were no plan servicing unearned premiums at September 30, 2001 and 2000, respectively.

     The amounts included in the Consolidated Balance Sheets for reinsurance ceded under fronting arrangements and reinsurance ceded to the commercial automobile plans of Arkansas, California, Louisiana, Mississippi and Pennsylvania as of September 30, 2001 and December 31, 2000 were as follows:


                                                                                      2001         2000
                                                                                   ----------   ----------
     Unearned premiums -- Florida business                                         $       --      617,477
     Unearned premiums -- fronting arrangements                                    $5,250,403    6,642,887
     Unpaid claims and claim adjustment expenses -- Florida business               $1,550,368    4,253,582
     Unpaid claims and claim adjustment expenses -- plan servicing                 $3,179,123    4,700,008
     Unpaid claims and claim adjustment expenses -- fronting arrangements          $6,521,864    9,481,175


                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


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

     Also effective December 31, 2000, the Company entered into a reserve reinsurance cover agreement with a non-affiliated reinsurer. This agreement reinsures the Company's ultimate net aggregate liability in excess of $32,500,000 up to an aggregate limit of $89,650,000 (or a $57,150,000 layer in excess of $32,500,000) for net commercial auto liability losses and loss adjustment expense incurred but unpaid as of December 31, 2000. The Company established a reinsurance balance receivable and a liability for funds held under reinsurance agreements for the reserves transferred at December 31, 2000 and September 30, 2001. At September 30, 2001 a deferred reinsurance gain of $5,999,807 has been recorded in deferred revenues which represents the reserve development under the reserve reinsurance cover agreement since its inception at December 31, 2000. This deferred revenue item will be recognized as income in future periods based upon the ratio of claims paid in the $57,150,000 layer to the total of the layer.

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

     In March 2001, the credit agreement was amended, specific breaches of covenants were waived, $2,500,000 in principal was prepaid and certain terms were amended. Beginning April 2, 2001, interest is due monthly

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

     at an interest rate that approximates the 30-day LIBOR plus 250 basis points (6.08375% at September 30, 2001), with an increase of 25 basis points each quarter beginning October 1, 2001. Principal payments of $500,000 are due each quarter, increasing to $750,000 beginning April 1, 2002, until maturity of the note on November 1, 2003.

     On November 13, 2001, the Credit Agreement was further amended to change certain covenants and to provide the following revised principal amortization schedule: $200,000 upon effectiveness of the amendment on November 13, 2001, $500,000 on January 2, 2002; and $1,000,000 on the first day of each calendar quarter thereafter. The loan is scheduled to mature on November 1, 2003. A $50,000 fee was paid to the bank for this amendment.

     The Company recorded interest expense of $186,359 and $354,872 for the three months ended September 30, 2001 and 2000, respectively, and $698,243 and $1,067,854 for the nine months ended September 30, 2001 and 2000, respectively. The Company paid interest of $204,539 and $357,889 for the three months ended September 30, 2001 and 2000, respectively, and $767,673 and $944,089 for the nine months ended September 30, 2001 and 2000, respectively. The Company made principal prepayments of $2,500,000 in March 2001, $467,500 in August 2001 and $32,500 in September 2001, and scheduled principal payments of $500,000 in January, April, July and October 2001.


(4)  Shareholders' Equity

     The Company has authorized 250,000,000 shares of common stock, par value $.10 per share (the "Common Stock"). Of the authorized shares of Common Stock, 22,013,830 were issued as of September 30, 2001 and December 31, 2000 and 21,169,736 were outstanding as of September 30, 2001 and December 31, 2000. As of December 31, 2000 the Company also had authorized 10,000,000 shares of Series A Convertible Preferred Stock, par value $100 per share (the "Series A Preferred Stock"), of which 31,620 shares were issued and outstanding.

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

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

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

     As of September 30, 2001 there were 671,930 options outstanding to purchase common stock ("options") at an average exercise price of $8.02 per share, that had been granted to officers and directors of the Company under the 1995 Stock Option Plan; 496,650 options, at an average exercise price of $5.57 per share, that had been granted to officers, directors and employees of the Company under the 1998 Long-Term Incentive Plan; and 579,710 options, at an exercise price of $5.75 per share, that had been granted to Glenn W. Anderson under an employment agreement.

     Cash dividends of $478,971 and $1,424,862 ($.0175 per share) were paid during the first nine months of 2001 and 2000, respectively. The Board of Directors discontinued quarterly dividends on the common stock in February 2001.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)



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

     The following tables present a summary of segment profit (loss) for the three months and nine months ended September 30, 2001 and 2000:


                                                                  Three months ended September 30, 2001
                                                                ----------------------------------------
                                                                Commercial   Personal
                                                                  Lines        Lines    Other     Total
                                                                ----------   --------   -----   --------
                                                                        (Amounts in thousands)
     Gross premiums written                                      $ 17,363       9,716      --     27,079
                                                                 ========     =======   =====   ========

     Premiums earned                                             $ 10,238       7,499      --     17,737
     Net investment income                                            660         573      64      1,297
     Insurance services                                                --        (207)    116        (91)
     Expenses                                                     (18,863)     (6,737)   (312)   (25,912)
                                                                 --------     -------   -----   --------
       Operating income (loss)                                     (7,965)      1,128    (132)    (6,969)
     Net realized gains                                                --          --     990        990
     Interest expense                                                  --        (186)     --       (186)
     Amortization expense                                              --        (194)     --       (194)
     Goodwill impairment                                               --          --      --         --
                                                                 --------     -------   -----   --------
       Income (loss) before Federal income taxes and
         cumulative effect of change in accounting
         principle                                                $(7,965)        748     858     (6,359)
                                                                 ========     =======   =====   ========


                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                                     Three months ended September 30, 2000
                                                   ----------------------------------------
                                                   Commercial   Personal
                                                      Lines       Lines    Other     Total
                                                   ----------   --------   -----   --------
                                                           (Amounts in thousands)
     Gross premiums written                         $ 26,300      13,974      --     40,274
                                                    ========    ========   =====   ========
     Premiums earned                                $ 27,494      11,235      --     38,729
     Net investment income                             2,221       1,246     273      3,740
     Insurance services                                   --          23     168        191
     Expenses                                        (38,992)    (14,162)   (619)   (53,773)
                                                    --------    --------   -----   --------
       Operating loss                                 (9,277)     (1,658)   (178)   (11,113)
     Net realized losses                                  --          --    (119)      (119)
     Interest expense                                     --        (355)     --       (355)
     Amortization expense                                 --        (247)     --       (247)
                                                    --------    --------   -----   --------
       Loss before Federal income taxes             $ (9,277)     (2,260)   (297)   (11,834)
                                                    ========    ========   =====   ========


                                                      Nine months ended September 30, 2001
                                                    ----------------------------------------
                                                    Commercial   Personal
                                                       Lines       Lines    Other     Total
                                                    ----------   --------   -----    --------
                                                           (Amounts in thousands)
     Gross premiums written                         $ 55,165      39,145        --     94,310
                                                    ========    ========   =======   ========
     Premiums earned                                $ 26,264      25,261        --     51,525
     Net investment income                             3,877       2,523       269      6,669
     Insurance services                                   --        (905)      360       (545)
     Expenses                                        (45,013)    (26,163)   (1,425)   (72,601)
                                                    --------    --------   -------   --------
       Operating income (loss)                       (14,872)        716      (796)   (14,952)
     Net realized gains                                   --          --     1,906      1,906
     Interest expense                                     --        (698)       --       (698)
     Amortization expense                                 --        (689)       --       (689)
     Goodwill impairment                                  --      (5,086)       --     (5,086)
                                                    --------    --------   -------   --------
       Income (loss) before Federal income
         taxes and cumulative effect of
         change in accounting principles            $(14,872)     (5,757)    1,110    (19,519)
                                                    ========    ========   =======   ========


                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                                       Nine months ended September 30, 2000
                                                   -------------------------------------------
                                                   Commercial   Personal
                                                     Lines        Lines     Other      Total
                                                   ----------   --------   -------   ---------
                                                           (Amounts in thousands)
     Gross premiums written                         $ 86,864      41,716       --      128,580
                                                    ========    ========   =======   =========

     Premiums earned                                $ 80,939      33,354        --     114,293
     Net investment income                             6,014       3,321       916      10,251
     Insurance services                                   --         689       544       1,233
     Expenses                                        (97,497)    (37,556)   (1,467)   (136,520)
                                                    --------    --------   -------   ---------
       Operating loss                                (10,544)       (192)       (7)    (10,743)
     Net realized losses                                  --          --    (1,900)     (1,900)
     Interest expense                                     --      (1,068)       --      (1,068)
     Amortization expense                                 --        (716)       --        (716)
                                                    --------     --------   -------   ---------
       Loss before Federal income taxes             $(10,544)     (1,976)   (1,907)    (14,427)
                                                    ========     ========   =======   =========


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

Transaction with Robert W. Stallings

On March 23, 2001, the Company consummated the Stallings Transaction pursuant to which, among other things, the Company issued shares of its newly created Series B Preferred Stock and a warrant to purchase an aggregate of 1,050,000 shares of Common Stock at $2.25 per share in exchange for an aggregate purchase price of $3.0 million in cash. The annual dividend provisions and the redemption provisions of the Series B Preferred Stock are the same as those for the Series C Preferred Stock. The Series B Preferred Stock is convertible into Common Stock at $2.25 per share. Subject to adjustment for certain events, the Series B Preferred Stock is convertible into a maximum of 1,333,333 shares of Common Stock. The term of the warrant is five years. Mr. Stallings was elected non-executive Vice Chairman of the Board and a director of the Company. Mr. Stallings is currently Chairman of the Board of Directors of the Company.

Reinsurance Transactions

Effective December 31, 2000, the Company entered into a quota share reinsurance agreement whereby the Company ceded 100% of its commercial auto liability unearned premiums and 50% of all other commercial business unearned premiums at December 31, 2000 to a non-affiliated reinsurer. For policies with an effective date of January 1, 2001 or subsequent, the Company entered into a quota share reinsurance agreement whereby the Company will cede 20% of its commercial business to a non-affiliated reinsurer. Also effective December 31, 2000, the Company entered into a reserve reinsurance cover agreement with a non-affiliated reinsurer. This agreement reinsures the Company's ultimate net aggregate liability in excess of $32,500,000 up to an aggregate limit of $89,650,000 for net commercial auto liability losses and loss adjustment expense incurred but unpaid as of December 31, 2000. The Company established a reinsurance balance receivable and a liability for funds held under reinsurance agreements for the reserves transferred at December 31, 2000 and September 30, 2001.

Sale of Tri-State

On August 31, 2001, the Company sold all of the stock of Tri-State, Ltd. ("Tri-State"), a subsidiary which is a general agent for nonstandard private passenger automobile insurance in Minnesota, North Dakota and South Dakota, to Herbert A. Hill for a cash price of $935,000. Mr. Hill is the President and a former owner of Tri-State. The Company had bought Tri-State from Hill and another individual in January 2000 for an aggregate cash purchase price (including post-closing payments made upon the meeting of certain targets) of approximately $8.8 million. The January 2000 acquisition of Tri-State included an insurance subsidiary, Midwest Casualty Insurance Company, which had approximately $3,000,000 of policyholders' surplus. The Company retained Midwest Casualty Insurance Company.


RESULTS OF OPERATIONS

Gross premiums written for the third quarter of 2001 decreased 33% from the comparable 2000 period and they have decreased 27% for the first nine months of 2001 from the comparable 2000 period. The following table compares the major product lines between the periods for gross premiums written.

                               Three months ended September 30        Nine months ended September 30
                             ----------------------------------     ----------------------------------
                                   2001               2000               2001                2000
                             ---------------     --------------     --------------     ---------------
                                                (Amounts in thousands)
Commercial lines              $17,363     64%    $26,300     65%    $55,165     58%    $ 86,864     68%
Personal lines                  9,716     36      13,974     35      39,145     42       41,716     32
                              -------    ---     -------    ---     -------    ---     --------    ---
  Total                       $27,079    100%    $40,274    100%    $94,310    100%    $128,580    100%
                              =======    ===     =======    ===     =======    ===     ========    ===

COMMERCIAL LINES accounted for 22 percentage points ("points") of the decrease in gross premiums written for the third quarter of 2001 and 25 points of decrease for the first nine months of 2001 versus the comparable 2000 periods. Commercial auto contributed 13 points of the decrease for the third quarter and 20 points of the decrease for the first nine months of 2001 versus the comparable 2000 periods. The Company has decided to cease writing certain identified non-profitable commercial trucking business. The general liability line contributed 4 points to the decrease for the third quarter and 2 points to the decrease for the first nine months of 2001.

PERSONAL LINES accounted for 11 points of the decrease for the third quarter of 2001 versus the comparable 2000 period and 2 points for the first nine months of 2001 versus the comparable 2000 period. Umbrella liability and dwelling fire writings account for the majority of the decrease recorded in the third quarter of 2001.

For the first nine months of 2001, gross premium percentages by significant product line were as follows: personal auto (36%), commercial general liability (22%), commercial auto (20%) and commercial auto garage (14%), with no other product line comprising more than 5%. Net premiums earned decreased 54% and 55% for the third quarter and first nine months of 2001 versus the comparable 2000 periods, respectively, primarily as a result of the commercial quota share reinsurance agreements mentioned previously and exiting certain commercial trucking business.

Net investment income decreased 65% and 35% for the third quarter and first nine months of 2001 versus the comparable 2000 periods, respectively. The reinsurance reserve cover agreement, mentioned previously, requires the Company to increase the liability for funds held and charge investment income at an annual interest rate of 7.5% for the balance in the funds held account. This charge to investment income was $954,704 for the third quarter of 2001. Additionally, $516,838 of previously recognized profit sharing from this reinsurance agreement was reversed during the third quarter of 2001 as a result of adverse development in the quarter. Both of these items account for the decrease in investment income for the third quarter of 2001 from the comparable 2000 period. For the first nine months of 2001 the charge to investment income was $2,718,143 and accounts for the decrease in investment income from the comparable 2000 period.

During the third quarter of 2001 bond securities amounting to $7.9 million were sold to implement changes in the portfolio. This accounted for the net realized gains of $990,034. During the first quarter of 2001 various equity and bond securities were sold to fund the commercial quota share reinsurance agreements which became effective December 31, 2000. These sales in the first and third quarters of 2001 account for most of the net realized gains recognized in the first nine months of 2001. During the first nine months of 2000 approximately $76.9 million in bond securities were sold for a pre-tax loss of $1,899,944 and the proceeds were reinvested in bond securities with higher taxable equivalent yields.

Insurance services revenues produced negative results for the third quarter and first nine months of 2001 primarily as a result of decreasing revenues. For the first nine months of 2001 there were write-offs in the claim adjusting operation.

Claims and claims adjustment expenses ("C & CAE") decreased $21,259,644 in the third quarter of 2001 from the third quarter of 2000 and $48,180,459 for the first nine months of 2001 from the first nine months of 2000 as a result of the decrease in net writings. The C & CAE ratio was 110.92% in the third quarter of 2001 and 105.69% in the third quarter of 2000. The C & CAE ratio was 99.31% for the first nine months of 2001 and 86.93% for the first nine months of 2000. The increases in the C & CAE ratio were primarily due to increases in estimated ultimate liabilities for the current and prior accident years in commercial lines. Estimated ultimate liabilities from prior years increased approximately $6.2 million and $10.5 million for the third quarter and first nine months of 2001, respectively. Approximately $5 million of the increase in estimated ultimate liabilities for the third quarter of 2001 was attributable to prior year claims in the commercial auto liability product line which were largely trucking claims from business the Company is exiting. Approximately $5 million of C&CAE for the third quarter of 2001 and approximately $6 million of C&CAE for the first nine months of 2001 will ultimately be recorded as credits to income under the reserve reinsurance cover agreement. In accordance with accounting principles generally accepted in the United States of America, the reinsurance recoveries from these reserve increases are recorded as deferred revenue and not immediately recognized as reductions to C&CAE. Recognition of this deferred revenue item occurs through other income in the future based upon claims recovered from the reinsurer in relation to the total amount of the reinsured layer under the reserve reinsurance cover agreement.

The ratio of commissions plus the change in deferred policy acquisition costs and deferred ceding commission income to net premiums earned was 15% for the third quarter of 2001 and 18% for the first nine months of 2001 versus 22% for the comparable 2000 periods. The primary reason for the decrease in the ratio in the third quarter of 2001 from the comparable 2000 period was due to a decrease in contingent commissions payable and a significant decrease in deferred ceding commission income from the commercial quota share reinsurance agreements during the third quarter of 2001. The primary reason for the decrease in the ratio in the first nine months of 2001 from the comparable 2000 period was due to a significant decrease in deferred ceding commission income in the nine months of 2001 that resulted from the commercial quota share reinsurance agreements.

Interest expense from the note payable decreased in the third quarter and the first nine months of 2001 from the comparable 2000 periods due to a decrease in interest rates and a decrease in the outstanding balance.

Underwriting and operating expenses were down 19% in the third quarter of 2001 from the comparable 2000 period primarily as a result of a decrease in personnel costs. The Company had 255 employees at September 30, 2001 compared with 342 at December 31, 2000.

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

The Company generated a tax benefit for the third quarter and first nine months of 2001 as a result of the loss recorded during these periods.

The cumulative effect of change in accounting principle was recorded as a result of EITF 99-20, which became effective April 1, 2001. This amount represents the write down of an investment that was considered temporarily impaired and was written down in the first quarter of 2001 through accumulated other comprehensive income. EITF 99-20 changed the definition of impairment that resulted in this asset being reclassified as an impairment other than temporary which requires recognition through the statement of operations. The Consolidated Statement of Operations for the three and six months ended June 30, 2001 reflects this change and the Consolidated Balance Sheets as of June 30, 2001 reflects the reversal of the first quarter write-down through accumulated other comprehensive income.


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

With regard to long term liquidity, the average maturity of the investment portfolio is approximately 3.6 years. The fair value of the fixed maturity portfolio at September 30, 2001 was $9,366,164 above amortized cost.

Net cash used for operating activities was $55,505,349 for the first nine months of 2001 versus $3,122,715 in net cash provided by operating activities for the first nine months of 2000. The large change was primarily related to the transfer of unearned premium funds to the reinsurer under the 2000 commercial quota share reinsurance agreements during the first quarter of 2001 and a lower level of net premium writings during the first nine months of 2001 versus the comparable 2000 period.

Reinsurance balances receivable increased primarily due to development of claims and claims adjustment expenses under the reserve reinsurance cover agreement. Ceded unpaid claims and claims adjustment expenses increased primarily as a result of an increase in unpaid claims and claims adjustment expenses that will be recoverable under the 2000 commercial quota share reinsurance agreements. Ceded unearned premiums decreased primarily as a result of the decrease in ceded unearned premium from the 2000 commercial quota share reinsurance agreements. Deferred policy acquisition costs increased primarily as a result of a decrease in deferred ceding commission income primarily from the 2000 commercial quota share reinsurance agreements. Deferred Federal income taxes increased primarily as a result of the net losses recorded for the 2001 periods and include a deferred tax benefit on the capital loss associated with the write down of Tri-State (See "Business Operation - Sale of Tri-State"). Goodwill decreased as a result of the impairment recorded during the second quarter of 2001, as discussed previously.

Unpaid claims and claims adjustment expenses decreased primarily due to closed claims and their related reserve releases exceeding reserve increases on open and new claims as a result of the decrease in writings. Unearned premiums decreased because of the decrease in writings. Commissions payable increased primarily due to a decrease in estimated commission income from the 2000 commercial quota share reinsurance agreements. Accounts payable decreased primarily because of a payment made in January 2001 to Tri-State for meeting certain targets specified in the acquisition agreement. Reinsurance balances payable decreased primarily due to the funding of the 2000 commercial quota share reinsurance agreements during the first six months of 2001. Deferred revenues increased due to reserve development under the reserve reinsurance cover agreement, as mentioned previously. Drafts payable decreased primarily as a result of a decrease in claims paid for the third quarter of 2001 versus the fourth quarter of 2000. The note payable decreased primarily due to scheduled principal repayments made in each of the quarters of 2001 and a prepayment of $2,500,000 made during the first quarter of 2001 in conjunction with an amendment to the credit agreement (see Note (3) of Notes to Consolidated Financial Statements).

As a result of the 2001 GMSP Transaction and the Stallings Transaction, the Company has three series of redeemable preferred stock, which are classified as mezzanine financing. The Series A Convertible Redeemable Preferred Stock previously was not subject to mandatory redemption, so it was previously classified in shareholders' equity.

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

Accumulated other comprehensive income of $6,182,135 was recorded at September 30, 2001 as a result of the unrealized gains on bonds available for sale. The decrease in retained earnings is primarily attributable to the net loss recorded during the first nine months of 2001.

The tragic events of September 11, 2001 did not impact the Company's financial results for the third quarter 2001.

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


FORWARD LOOKING STATEMENTS

Statements made in this report that are not strictly historical may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that important factors, representing certain risks and uncertainties, could cause actual results to differ materially from those contained in the forward-looking statements. These factors include, but are not limited to (a) the

Company's ability to effect the successful exit both from unprofitable lines, including trucking, and from lines that the Company believes cannot be counted on to produce future profit, while at the same time maintaining and growing profitable lines, (b) heightened competition from existing competitors and new competitor entrants into GAINSCO's markets, (c) the extent to which market conditions firm up, the acceptance of higher prices in the market place and the Company's ability to realize and sustain higher rates, (d) contraction of the markets for the Company's various lines of business, (e) the Company's ability to maintain its A.M. Best rating, and meet its obligations under its capital and debt agreements, (f) the ongoing level of claims and claims-related expenses and the adequacy of claim reserves, (g) the ability to implement operating plans which can achieve target performance levels and provide incremental value, (h) the effectiveness of investment strategies implemented by GAINSCO's investment manager, (i) the ability of the Company to generate taxable income to support the recoverability of the deferred Federal income taxes, (j) continued justification of recoverability of goodwill in the future and (k) general economic conditions, including fluctuations in interest rates. A forward-looking statement is relevant as of the date the statement is made. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which the statements are made.

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

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits

          10.24 Amendment No. 3 to Revolving Credit Agreement dated as of November 13, 2001 among the Registrant, GAINSCO Service Corp. and Bank One, N.A.

          15.      Awareness Letter of KPMG LLP


          (b) Reports on Form 8-K

          A Report on Form 8-K was filed September 10, 2001 reporting (i) the election of Robert W. Stallings as non-executive Chairman of the Board of Directors of the Company and Joel C. Puckett non-executive Vice Chairman of the Board of Directors of the Company and (ii) the sale of all of the stock of Tri-State, Ltd., a former subsidiary of the Company, to Herbert A. Hill for the purchase price of $935,000 paid in cash at closing on August 31, 2001. No financial statements were filed with the Report.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the Registrant as well as in his capacity as Chief Financial Officer.

                                        GAINSCO, INC.


Date:  November 13, 2001                By: /s/ Daniel J. Coots
                                            ------------------------------------
                                            Daniel J. Coots
                                            Senior Vice President, Treasurer and
                                            Chief Financial Officer

                                INDEX OF EXHIBITS

Exhibit No.       Description
-----------       -----------
   10.24          Amendment No. 3 to Revolving Credit Agreement dated as of
                  November 13, 2001 among the Registrant, GAINSCO Service Corp.
                  and Bank One, N.A.

   15             Awareness letter of KPMG LLP