Form 10-K405
period 2001-12-31
GAINSCO INC
filed 2002-03-29
CIK 786344

                                                   [THE GAINSCO COMPANIES LOGO]

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                      20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15 (d) of
                       The Securities Exchange Act of 1934

For the fiscal year ended                          Commission file number 1-9828
December 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    X    Yes         No
                                    ----       ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

The aggregate market value of registrant's Common Stock ($.10) par value), registrant's only class of voting or non-voting common equity stock, held by non-affiliates of the registrant (19,171,193 shares) as of the close of the business on February 28, 2002 was $5,751,358 (based on the closing sale price of $0.30 per share on that date on the New York Stock Exchange).

As of February 28, 2002, there were 21,169,736 shares of the registrant's Common Stock ($.10 par value) outstanding.

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

     The Company is a property and casualty insurance company concentrating its efforts on the nonstandard personal automobile market in Florida. The Company's insurance operations are conducted through four insurance companies: General Agents Insurance Company of America, Inc. ("General Agents"), an Oklahoma corporation; MGA Insurance Company, Inc. ("MGAI"), a Texas corporation; GAINSCO County Mutual Insurance Company ("GCM"), a Texas chartered company; and Midwest Casualty Insurance Company ("MCIC"), a North Dakota insurance corporation acquired January 7, 2000. During 2001 the Company was approved to write insurance in 48 states and the District of Columbia on a non-admitted basis and in 44 states and the District of Columbia on an admitted basis. The Company previously marketed its commercial lines of insurance through 200 non-affiliated general agency offices and currently markets its personal lines of insurance through approximately 565 non-affiliated retail agencies. Approximately 75% of the Company's gross premiums written during 2001 resulted from risks located in California, Florida, Pennsylvania, and Texas.

     The Company's lines of insurance are written on certain classes and types of risks which are not generally insured by many of the standard companies, although such companies have been competing in this market more frequently in recent years. The strategy of the Company is to identify various types of risks where it can price its coverages profitably and competitively. For a description of the product lines presently written by the Company, see "Recent Developments" and "Product Lines." The Company sets its policy premiums by applying its own judgment after consideration of the risks involved and the competition. Part of its analysis includes the review of historical premium rate and loss cost information as compiled and reported by independent rating bureaus.

     The Company has fronting agreements with three non-affiliated insurance companies. The business written under these agreements is ceded 100% to reinsurers rated "A (Excellent)" or better by A.M. Best Company ("Best's"), and 100% of the liabilities are collateralized with pledged investment grade securities or letters of credit or the reinsurer has fully indemnified the Company against business, credit and insurance risk.

RECENT DEVELOPMENTS

     Discontinuance of Commercial Lines and Redeployment of Capital. On February 7, 2002, the Company announced its decision to discontinue writing commercial lines insurance business due to continued adverse claims development and unprofitable results. The Company's commercial lines business segment produced approximately $70 million in gross premiums written in 2001. The Company plans to reduce its cost structure commensurate with the business reduction. Since February 7, 2002, the Company has reduced its employee count by 35 and notified all of its commercial lines agents of its intent to cancel their agency contracts. The Company has notified all states, where required by statute, of its intent to cease writing commercial lines of insurance in their state. The Company has ceased writing new commercial business and has taken certain steps allowed under the statutes to not renew commercial business. The discontinuance of writing commercial lines will likely result in the Company ceasing to be approved to write insurance in a number of states. The Company continues to operate a personal lines insurance operation in Florida that produced approximately $40 million in gross premiums written in 2001. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Company will be in a period of transition as it exits from its commercial lines insurance business. During the transition process, the Company may consider the sale of subsidiaries associated with that business. The Company also intends to continue to review current trends and profitability prospects for its nonstandard personal automobile business, and may endeavor to increase, decrease or dispose of all or part of it.

     The Company intends to redeploy the capital now required by the commercial lines business, once it becomes available, to pursue other opportunities in the future that offer a better prospect for profitability. The Company believes that suitable capital redeployment opportunities should be available after commercial lines capital becomes available, but cannot predict the amount of capital that will ultimately be available for redeployment, the timing or the nature of the opportunities that may be available at the time capital becomes available. The opportunities may be outside of the insurance business and could be in the financial services business.

     Noncompliance with NYSE Continued Listing Criteria. GNA has received notice from the New York Stock Exchange (the "NYSE") that GNA is not in compliance with certain of the NYSE's quantitative criteria for continued listing. The NYSE noted that the Company's average market capitalization of its common stock for the 30 trading days ended February 27, 2002 was $22.0 million and stockholders' equity at December 31, 2001 was estimated at $27.5 million, as disclosed in the Company's earnings release on February 27, 2002. This is below NYSE continued listing criteria requiring total market capitalization of not less than $50 million over a 30 trading day period and stockholders' equity of not less than $50 million. In addition, the average closing price of GNA's common stock has fallen below the NYSE $1.00 minimum standard for a consecutive 30 trading day period and the total market capitalization of GNA's common stock has fallen below the NYSE $15 million minimum standard for a consecutive 30 trading day period.

     NYSE procedures indicate that listed companies that fall below continued listing standards generally have a period of time to respond to the NYSE with a plan to regain compliance. GNA has acknowledged receipt of the notification and is involved in discussions with the NYSE regarding its business plan. If GNA's shares cease to be listed on the NYSE, the Company believes that an alternative trading venue will be available.

     A.M. Best Rating Downgrade. A.M. Best Company, the insurance industry's primary rating agency, has downgraded the financial strength rating of General Agents Group to "B-" (Fair) from "B++" (Very Good), and assigned it a negative outlook. General Agents Group consists of the Company's four insurance subsidiaries: General Agents, MGAI, GCM and MCIC.

     Tri-State Acquisition and Sale. On January 7, 2000, the Company expanded its personal lines business conducted through Lalande Financial Group, Inc. ("Lalande"), National Specialty Lines, Inc. ("NSL") and DLT Insurance Adjusters, Inc. ("DLT") (Lalande, NSL and DLT collectively, the "Lalande Group") through the acquisition of Tri-State, Ltd. ("Tri-State"), an insurance operation specializing in underwriting, servicing and claims handling of nonstandard personal auto insurance in Minnesota, North Dakota and South Dakota. Tri-State owned and operated a managing general agency, a motor vehicle driving records service company and an insurance subsidiary, MCIC that had policyholders' surplus of approximately $3,034,000. The purchase price consideration consisted of $6,000,000 in cash at closing, plus additional cash payments of $1,200,000 and $1,600,000 paid in July 2000 and January 2001, respectively. On August 31, 2001, the Company sold all of the stock of Tri-State to Herbert A. Hill for a cash price of $935,000. Mr. Hill is the President and a former owner of Tri-State. The Company retained MCIC which had policyholders' surplus of approximately $3,078,000 at December 31, 2001.

     Transactions with Goff Moore Strategic Partners, L.P. ("GMSP").

          1999 GMSP Transaction. On October 4, 1999, GNA sold to GMSP, for an aggregate purchase price of $31,620,000, (i) 31,620 shares of Series A Preferred Stock, which are convertible into 6,200,000 shares of Common Stock at a conversion price of $5.10 per share (subject to adjustment for certain events),
(ii) the Series A Warrant to purchase an aggregate of 1,550,000 shares of Common Stock at an exercise price of $6.375 per share and (iii) the Series B Warrant to purchase an aggregate of 1,550,000 shares of Common Stock at an exercise of $8.50 per share. At closing GNA and its insurance company subsidiaries entered into Investment Management Agreements with GMSP, pursuant to which GMSP manages their respective investment portfolios. Completion of these transactions (the "1999 GMSP Transaction") concluded the strategic alternatives review process that the Company initiated in 1998. Proceeds from the 1999 GMSP Transaction were available for acquisitions, investments and other corporate purposes. See "Investment Strategy" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Operations."

          2001 GMSP Transaction. On March 23, 2001, the Company consummated a transaction with GMSP (the "2001 GMSP Transaction") pursuant to which, among other things, the Company issued shares of its newly created Series C Preferred Stock to GMSP in exchange for an aggregate purchase price of $3,000,000 in cash.

          The annual dividend rate on the Series C Preferred Stock is 10% during the first three years and 20% thereafter. Unpaid dividends are cumulative and compounded. The Series C Preferred Stock is redeemable at the Company's option after five years and at the option of the majority holders after six years at a price of $1,000 per share plus accrued and unpaid dividends. The Series C Preferred Stock is not convertible into Common Stock.

          The agreement with GMSP was conditioned upon the following changes in the securities currently held by GMSP. The exercise prices of the Series A Warrant and the Series B Warrant held by GMSP were amended to $2.25 per share and $2.5875 per share, respectively. Each of these warrants provides for the purchase of 1,550,000 million shares of Common Stock, subject to adjustment. Further, the Company is required to redeem the outstanding shares of its Series A Preferred Stock on January 1, 2006, subject to certain conditions at a price of $1,000 per share plus accrued and unpaid dividends. Any Series A Preferred Stock unredeemed for any reason after that date would accrue interest, payable quarterly at a rate equal to eight percent per year with any unpaid interest compounded annually. The Series A Preferred Stock is convertible into 6,200,000 shares of Common Stock at a conversion price of $5.10 per share.

     The agreement with GMSP provided an opportunity to convert the Company's illiquid investments with a cost of $4,200,000 to cash as of November 2002, as follows: the Company could at its option require GMSP to purchase the illiquid investments for $2,100,000, less any future cash received prior to November 2002 from the investments. GMSP could at its option require the Company to sell the illiquid investments to GMSP for $4,200,000, less any future cash received prior to November 2002 from the investments. During the second quarter of 2001, the Company recognized a permanent impairment of these investments and wrote down the carrying value to the amount recoverable from GMSP under the put option. In February 2002, GMSP consented to an early exercise of the Company's option, and the Company exercised its option to require GMSP purchase the illiquid investments for approximately $2,100,000.

     Transactions with Robert W. Stallings

     On March 23, 2001, the Company consummated a transaction with Robert W. Stallings (the "Stallings Transaction") pursuant to which, among other things, the Company issued shares of its newly created Series B Preferred Stock and a warrant to purchase an aggregate of 1,050,000 shares of Common Stock at $2.25 per share in exchange for an aggregate purchase price of $3,000,000 in cash. The annual dividend provisions and the redemption provisions of the Series B Preferred Stock are the same as those for the Series C Preferred Stock. The Series B Preferred Stock is convertible into Common Stock at $2.25 per share. Subject to adjustment for certain events, the Series B Preferred Stock is convertible into a maximum of 1,333,333 shares of Common Stock. The term of the warrant is five years. Mr. Stallings was elected non-executive Vice Chairman of the Board and a director of the Company. On September 6, 2001, Mr. Stallings was elected non-executive Chairman of the Board of Directors of the Company.

PRODUCT LINES

     The Company's principal products previously served certain nonstandard markets within the commercial lines and personal lines. As previously mentioned, the Company decided to discontinue writing commercial lines insurance business due to continued adverse claims development and unprofitable results. The Company continues to serve the nonstandard personal auto market. The following table sets forth, for each product line, gross premiums written (before ceding any amounts to reinsurers), percentage of gross premiums written for the periods indicated and the number of policies in force at the end of each period.

                                            As of and for the years ended December 31
                                      -----------------------------------------------------

                                            2001              2000                1999
                                      ------------       --------------    ----------------

                                                  (Dollar amounts in thousands)
Gross Premiums Written:
  Commercial Lines                  $  68,499    58%   $ 113,354    67%   $  97,139     73%
  Personal Lines                       48,684    42       54,932    33       36,759     27
                                       ------    --      -------   ---       ------     --
                                    $ 117,183   100%   $ 168,286   100%   $ 133,898    100%
                                      =======   ===      =======   ===      =======    ===

Policies in Force (End of Period)      64,797             87,048             68,943

Commercial Lines As previously mentioned, the Company decided to discontinue writing commercial lines insurance business due to continued adverse claims development and unprofitable results. The commercial lines of insurance previously written by the Company include:

     Commercial Auto The commercial auto coverage underwritten by the Company included risks associated with local haulers of specialized freight, tradespersons' vehicles and trucking companies.

     Garage The Company's garage product line included garage liability, garage keepers' legal liability and dealers' open lot coverages. The Company targeted its coverage to used car dealers, recreational vehicle dealers, automobile repair shops and wrecker/towing risks.

     General Liability The Company underwrote general liability insurance for businesses such as car washes, janitorial services, small contractors, apartment buildings, rental dwellings and retail stores.

     Property The Company underwrote commercial property coverages that included fire, extended coverage and vandalism on commercial establishments packaged with its liability product or on a monoline basis.

     Specialty Lines The Company underwrote and managed programs in professional liability for lawyers, real estate agents, educators and other general professions, as well as directors and officers liability.

Personal Lines The personal lines of insurance currently written by the Company include personal auto only. The personal lines of insurance previously written by the Company include::

     Personal Auto The Company's personal auto product line is in the nonstandard personal auto market and is primarily written with minimum liability limits in Florida.

     Umbrella The Company wrote personal umbrella risks which did not have access to the preferred markets.

     Property The Company wrote nonstandard dwelling fire risks.

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

Commercial Lines

     Prior to 1999 and beginning in 2001, the Company wrote commercial casualty policy limits of $1,000,000. For policies with an effective date occurring from 1995 through 1998 and policies with an effective date occurring during 2001 or 2002, the Company has first excess casualty reinsurance for 100% of casualty claims exceeding $500,000 up to the $1,000,000 limits, resulting in a maximum net claim retention per risk of $500,000 for such policies. During 1999 and 2000, the Company wrote commercial casualty policy limits of $5,000,000. For policies with an effective date occurring in 1999 or 2000, the Company has first excess casualty reinsurance for 100% of casualty claims exceeding $500,000 up to $1,000,000 and second excess casualty reinsurance for 100% of casualty claims exceeding $1,000,000 up to the $5,000,000 limits, resulting in a maximum net claim retention per risk of $500,000. The Company uses facultative reinsurance for policy limits written in excess of the limits reinsured under the excess casualty agreements.

     Effective December 31, 2000 the Company entered into a quota share reinsurance agreement whereby the Company ceded 100% of its commercial auto liability unearned premiums and 50% of all other commercial business unearned premiums at December 31, 2000 to a non-affiliated reinsurer. For policies with an effective date of January 1, 2001 through December 31, 2001, the Company has quota share reinsurance whereby the Company ceded 21.03% of its commercial business to a non-affiliated reinsurer. Also effective December 31, 2000, the Company entered into a reserve reinsurance cover agreement with a non-affiliated reinsurer. This agreement reinsures the Company's ultimate net aggregate liability in excess of $32,500,000 up to an aggregate limit of $57,150,000 for net commercial auto liability losses and loss adjustment expense incurred but unpaid as of December 31, 2000. The Company established a reinsurance balance receivable and a liability for funds held under reinsurance agreements for the reserves transferred at December 31, 2000. Also in connection with this agreement, the Company is required to maintain assets in a trust fund with a fair value at least equal to the funds held liability. The trust fund was established during the third quarter of 2001 and at December 31, 2001 the assets in the trust had a fair value of $49,553,698. Because the Company's statutory policyholders' surplus fell below certain levels specified in the agreement, the reinsurer has the option to direct the trustee to transfer the assets of the trust to the reinsurer. If the reinsurer were to exercise its option, based upon December 31, 2001 balances, investments and funds held under reinsurance agreements would each be reduced by approximately $47,800,000. The reinsurer would continue to be responsible for reimbursing the Company for claim payments covered under this agreement.

    Prior to 2001, the Company had property excess per risk reinsurance that covered property claims exceeding $100,000 up to $5,000,000 net loss each risk. The Company used facultative reinsurance for limits written on individual risks in excess of $5,000,000. Beginning in 2001, the Company has property excess per risk reinsurance that covers property claims exceeding $150,000 up to $1,500,000 net loss each risk. The Company uses facultative reinsurance for limits written on individual risks in excess of $1,500,000.

    For 1998 through 2001, the Company also has excess casualty clash reinsurance for $5,000,000 in ultimate net losses on any one accident in excess of $1,000,000 in ultimate net losses arising out of the accident. For 2002, the Company has excess casualty clash reinsurance for 35% of $5,000,000 in ultimate net losses on any one accident in excess of $1,000,000 in ultimate net losses arising out of the accident.

     The Company is operating under excess casualty reinsurance agreements with two reinsurance companies for its commercial lines business, each of which reinsures a given percentage of ceded risks. The Company's excess reinsurance is provided in varying amounts by these reinsurers who are rated "A+ (Superior)" or better by Best's. See "Rating." The following table identifies each such reinsurer and sets forth the percentage of the coverage assumed by each of them:


                                                        Percentage of Risk Reinsured
                                              ------------------------------------------------
                                                2002         2001               2000
                                             ----------   ----------   -----------------------
                                             1st Excess   1st Excess   1st Excess   2nd Excess
                                             ----------   ----------   ----------   ----------
American Re-insurance Company                       --%         --%           35%          40%
First Excess and Reinsurance Corporation            --          --            --           40
Folksamerica Reinsurance Company                    --          --            15           --
GE Reinsurance Corporation                          65          65            20           --
GMAC Re/Motors Insurance Corporation                35          15            --           --
Liberty Mutual Insurance Company                    --          20            20           20
Republic Western Insurance Company                  --          --            10           --
                                                   ---         ---           ---          ---
                                                   100%        100%          100%         100%
                                                   ===         ===           ===          ===

Specialty Lines

     For its lawyers professional liability coverages with policy effective dates occurring during 2001 or prior, the Company has quota share reinsurance for 50% of the first $1,000,000 of professional liability claims and excess casualty reinsurance for 100% of professional liability claims exceeding $1,000,000 up to $5,000,000 policy limits resulting in a maximum net claim retention per risk of $500,000.

     For its real estate agents professional liability coverages with policy effective dates prior to August 1, 2001, the Company has quota share reinsurance for 25% of the first $1,000,000 of professional liability claims resulting in a maximum net claim retention per risk of $750,000. For policies with an effective date occurring on August 1, 2001 through April 15, 2002, the Company has quota share reinsurance for 50% of the first $1,000,000 of professional liability claims resulting in a maximum net claim retention per risk of $500,000.

     For its educators professional liability coverages with policy effective dates occurring during 2001 or prior, the Company has quota share reinsurance for 60% of the first $1,000,000 of professional liability claims and excess casualty reinsurance for 100% of professional liability claims exceeding $1,000,000 up to $5,000,000 policy limits resulting in a maximum net claim retention per risk of $400,000.

     For its directors and officers liability coverages with policy effective dates occurring prior to 2001, the Company has quota share reinsurance for 90% of the first $5,000,000 of professional liability claims resulting in a maximum net claim retention per risk of $500,000. For policies with an effective date occurring during 2001, the Company has quota share reinsurance for 85% of the first $5,000,000 of professional liability claims resulting in a maximum net claim retention per risk of $750,000.

     For its miscellaneous professional liability coverages with policy effective dates occurring during 2001 or prior, the Company has quota share reinsurance for 50% of the first $1,000,000 of professional liability claims resulting in a maximum net claim retention per risk of $500,000.

Personal Lines

     The Company's personal auto business is produced by NSL and, prior to August 1, 2001, Tri-State or written on a direct basis through MCIC. For business produced by NSL with an effective date of April 1, 2000 through December 31, 2000, the Company has excess of loss reinsurance for 100% of claims in excess of $25,000 up to the $100,000 policy limits and quota share reinsurance for 20% of the first $25,000 of claims resulting in a maximum net claim retention per risk of $20,000. For business produced by NSL with an effective date of January 1, 2001 through December 31, 2001, the Company has excess of loss reinsurance for 100% of claims in excess of $25,000 up to the $100,000 policy limits and quota share reinsurance for 50% of the first $25,000 of claims resulting in a maximum net claim retention per risk of $12,500. Effective December 31, 2001, the Company's personal lines excess of loss and quota share reinsurance treaties expired and were not replaced. Under the terms of these treaties, the reinsurer remains liable for claims with regard to policies in force at the date of expiration. Beginning in 2002 the Company no longer writes nonstandard personal auto limits in excess of $25,000.

     For business produced by Tri-State or written on a direct basis with MCIC with an effective date prior to August 1, 2001, the Company has excess of loss reinsurance for 100% of claims in excess of $25,000 up to the $100,000 policy limits and quota share reinsurance for 50% of the first $25,000 of claims resulting in a maximum net claim retention per risk of $12,500 and therefore has no need for excess of loss reinsurance.

     For its umbrella coverages for 1999 through 2001, the Company has excess casualty reinsurance for 100% of umbrella claims exceeding $1,000,000 up to $10,000,000 policy limits. For policies with an effective date occurring prior to February 1, 2001, the Company also has quota share reinsurance for 75% of the first $1,000,000 of umbrella claims resulting in a maximum net claim retention per risk of $250,000. For policies with an effective date occurring on February 1, 2001 through December 31, 2001, the Company has quota share reinsurance for 77.5% of the first $1,000,000 of umbrella claims resulting in a maximum net claim retention per risk of $225,000.

     For its personal auto coverages for 1998 through 2001, the Company has excess casualty clash reinsurance for $5,000,000 in ultimate net losses on any one accident in excess of $1,000,000 in ultimate net losses arising out of the accident. Beginning in 2002, the Company has excess casualty clash reinsurance for 35% of $5,000,000 in ultimate net losses on any one accident in excess of $1,000,000 in ultimate net losses arising out of the accident.

Commercial and Personal Lines

     Certain reinsurance carried by the Company includes "extra-contractual obligations" coverage. This coverage protects the Company against claims arising out of certain legal liability theories not directly based on the terms and conditions of the Company's policies of insurance. Extra-contractual obligation claims are covered 90% under the quota share, excess casualty and excess casualty clash reinsurance treaties up to their respective limits.

     Prior to 2001, the Company carried catastrophe property reinsurance to protect it against catastrophe occurrences for 95% of the property claims that exceed $500,000 but do not exceed $17,500,000 for a single catastrophe. In 2001, the Company carried catastrophe property reinsurance to protect it against catastrophe occurrences for 95% of the property claims that exceed $1,500,000 but do not exceed $13,000,000 for a single catastrophe as well as second event catastrophe property reinsurance for 100% of $1,000,000 excess of $500,000 on a second catastrophic event. Beginning in 2002, the Company carries catastrophe property reinsurance to protect it against catastrophe occurrences for property claims that exceed $500,000 but do not exceed $7,000,000.

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

     The Company has signed contracts in force for its reinsurance agreements for all years through 2001. The Company has written confirmations from reinsurers for 2002 regarding the basic terms and provisions under which they will assume the Company's risks, but, as of the date hereof, formal reinsurance contracts with these reinsurers have not been executed. It is customary in the industry for insurance companies and reinsurers to operate under such commitments pending the execution of formal reinsurance agreements. No assurance can be given that such reinsurance agreements will be executed or, if executed, that the terms and provisions thereof will not be modified.

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

Commercial Lines

     The Company previously marketed its commercial lines insurance products through 200 non-affiliated general agency offices that were compensated on a commission basis that varied by line of business. These general agents each represented several insurance companies, some of which may have been competitors of the Company. The general agents solicited business from independent local agents or brokers, commonly referred to as retail agents, who are in direct contact with insurance buyers.

     The Company elected to utilize general agents to market its insurance products in order to avoid the fixed costs of a branch office system. The Company required that its general agents have a specified level of errors and omissions insurance coverage, which indirectly protected the Company against certain negligence on the part of general agents. The Company reviewed its appointed agencies for financial solvency and liquidity levels.

     The Company had developed underwriting manuals to be used by its general agents. The general agents were authorized to bind the Company to provide insurance if the risks and terms involved in the particular coverage are within the underwriting guidelines set forth in the Company's underwriting manuals. The manuals stipulated minimum rates to be charged for the various classes of coverage offered.

Personal Lines

     The Company markets its nonstandard personal auto insurance through approximately 565 non-affiliated retail agencies that are compensated on a commission basis. The retail agents may represent several insurance companies, some of which may compete with the Company.

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

     The following table sets forth the changes in unpaid claims and claim adjustment expenses, net of reinsurance cessions, as shown in the Company's consolidated financial statements for the periods indicated:


                                                                                 As of and for the years ended December 31
                                                                                 -----------------------------------------
                                                                                   2001             2000             1999
                                                                                 -------           ------           ------
                                                                                           (Amounts in thousands)
Unpaid claims and claim adjustment expenses, beginning of period               $ 164,160          132,814          136,798
Less: Ceded unpaid claims and claim adjustment expenses, beginning of period      37,703           37,299           35,030
                                                                                 -------          -------          -------

Net unpaid claims and claim adjustment expenses, beginning of period             126,457           95,515          101,768
                                                                                 -------          -------          -------
Net claims and claim adjustment expense incurred related to:

  Current period                                                                  56,920          124,077           75,976
  Prior periods                                                                   30,506           19,362              373
                                                                                 -------          -------          -------
    Total net claim and claim adjustment expenses incurred                        87,426          143,439           76,349
                                                                                 -------          -------          -------
Net claims and claim adjustment expenses paid related to:

  Current period                                                                  26,776           58,898           32,651
  Prior periods                                                                   71,619           54,683           49,951
                                                                                 -------          -------          -------
    Total net claim and claim adjustment expenses paid                            98,395          113,581           82,602
                                                                                 -------          -------          -------
Net reserves acquired through purchase of subsidiary                                 -              1,084              -
                                                                                 -------          -------          -------

Net unpaid claims and claim adjustment expenses, end of period                   115,488          126,457           95,515
Plus:  Ceded unpaid claims and claim adjustment expenses, end of period           65,571           37,703           37,299
                                                                                 -------          -------          -------
Unpaid claims and claim adjustment expenses, end of period                     $ 181,059          164,160          132,814
                                                                                 =======          =======          =======

    For 2001 the development in claims and claim adjustment expenses incurred was primarily the result of unanticipated development of commercial auto and commercial general liability claims for the 2000, 1999 and 1998 accident years. For 2000 the development in claims and claim adjustment expenses incurred was primarily the result of unanticipated development of commercial auto claims for the 1999, 1997 and 1996 accident years. At December 31, 2001 the Company believes that the carried reserves and the reinsurance agreements currently in force are sufficient to support the future emergence of prior year claim and claim adjustment expenses.

     The following table sets forth, as of December 31, 2001, 2000 and 1999, differences between the amount of net unpaid claims and claim adjustment expenses reported in the Company's statements, prepared in accordance with statutory accounting principles ("SAP"), and filed with the various state insurance departments, and those reported in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"):

                                                                                           As of December 31
                                                                                   ---------------------------------
                                                                                     2001         2000        1999
                                                                                   --------     --------    --------
                                                                                       (Amounts in thousands)
Net unpaid claims and claim adjustment expenses reported on a SAP basis           $ 112,488      126,457     96,472

Adjustments:
   Reserves recorded subsequent to issuance of SAP financial statements               3,000         -          -
   Estimated recovery for salvage and subrogation                                      -            -          (957)
                                                                                    -------      -------      -----

Net unpaid  claims and claim  adjustment  expenses  reported  on a GAAP basis
   and on an adjusted SAP basis                                                    $ 115,488      126,457     95,515
                                                                                    =======      =======     ======

     In January 2000, the Company elected to take estimated salvage and subrogation into account when determining ultimate incurred losses and unpaid losses for financial statements prepared in accordance with SAP. The effect on prior periods was reflected in the Company's statutory financial statements as an adjustment to policyholders' surplus.

     The following table represents the development of GAAP balance sheet reserves for the years ended December 31, 1991 through 2001. The top line of the table shows the reserves for unpaid claims and claim adjustment expenses for the current and all prior years as recorded at the balance sheet date for each of the indicated years. The reserves represent the estimated amount of claims and claim adjustment expenses for claims arising in the current and all prior years that are unpaid at the balance sheet date, including claims that have been incurred but not yet reported to the Company.

     The second portion of the following table shows the net cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year. The third portion of the table shows the reestimated amount of the previously recorded net unpaid claims and claim adjustment expenses based on experience as of the end of each succeeding year, including net cumulative payments made since the end of the respective year. For example, the 1994 liability for net claims and claim adjustment expenses reestimated seven years later (as of December 31, 2001) was $69,030,000 of which $68,673,000 has been paid, leaving a net reserve of $357,000 for claims and claim adjustment expenses in 1994 and prior years remaining unpaid as of December 31, 2001.

     "Net cumulative deficiency" represents the change in the estimate from the original balance sheet date to the date of the current estimate. For example, the 1994 net unpaid claims and claim adjustment expenses indicates a $8,273,000 net deficiency from December 31, 1994 to December 31, 2001 (seven years later). Conditions and trends that have affected development of liability in the past may or may not necessarily occur in the future. Accordingly, it may or may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

                                                            As of and for the years ended December 31
                                ------------------------------------------------------------------------------------------------
                           1991     1992     1993     1994     1995      1996      1997      1998      1999      2000      2001
                          ------   ------   ------   ------   ------    ------    ------    ------    ------    ------    ------
                                                                    (Amounts in thousands)
Unpaid claims & claim
 adjustment expenses:
  Gross                   53,148   66,517   72,656   80,729   95,011   105,691   113,227   136,798   132,814   164,160   181,059
  Ceded                   15,105   16,594   16,701   19,972   24,650    26,713    29,524    35,030    37,299    37,703    65,571
                          ------   ------   ------   ------   ------   -------   -------   -------   -------   -------   -------
  Net                     38,043   49,923   55,955   60,757   70,361    78,978    83,703   101,768    95,515   126,457   115,488

Net cumulative paid as of:
  One year later          15,037   22,470   24,090   24,730   32,584    39,654    48,595    49,951    54,683    71,619
  Two years later         26,819   37,032   39,182   41,874   56,605    70,185    82,950    80,158    90,403
  Three years later       33,879   45,884   46,688   55,338   73,349    90,417   103,025    99,446
  Four years later        37,292   51,082   54,428   62,389   82,667   101,273   114,196
  Five years later        39,999   54,092   57,628   66,573   87,432   107,584
  Six years later         41,143   55,828   58,191   68,438   90,114
  Seven years later       42,020   56,754   59,733   68,673
  Eight years later       42,464   56,941   59,744
  Nine years later        42,540   56,920
  Ten years later         42,514

Net unpaid claims and
claim adjustment expenses
reestimated as of:
  One year later          38,528   54,150   59,573   61,157   75,703    87,095   110,421   102,141   114,877   156,963
  Two years later         42,235   57,223   59,922   62,296   80,356   104,588   111,981   111,861   130,952
  Three years later       43,217   57,459   59,247   63,871   88,867   105,386   121,024   119,524
  Four years later        42,493   56,832   58,414   67,442   89,030   111,314   125,418
  Five years later        42,191   56,337   59,735   67,607   91,641   114,483
  Six years later         41,984   56,721   59,695   68,660   94,177
  Seven years later       42,356   56,938   60,008   69,030
  Eight years later       42,527   57,354   60,265
  Nine years later        42,955   57,445
  Ten years later         43,042
Net cumulative
 deficiency               (4,999)  (7,522)  (4,310)  (8,273) (23,816)  (35,505)  (41,715)  (17,756)  (35,437)  (30,506)

     The deficiencies in the 1995 through 2001 years are primarily related to unanticipated development of commercial auto and commercial general liability claims in those years as previously discussed. Net unpaid claims and claim adjustment expenses at December 31, 2001 were approximately $115,488,000, which the Company believes is adequate.

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

                                 Years ended December 31
                           ---------------------------------------
                           2001   2000      1999    1998     1997
                           -----  -----     -----   -----    ------
COMPANY RATIOS(1)
--------------
   Claims Ratio           129.1%   95.6%     67.9     95.9%   60.0%
   Expense Ratio           38.4    28.6      30.7     37.9    34.4
                          -----   -----     -----    -----    ----
Combined Ratio            167.5%  124.2%     98.6%   133.8%   94.4%
                          =====   =====     =====    =====    ====
INDUSTRY RATIOS (2)
-------------------
  Claims Ratio             90.1%   81.5%     78.6%    76.2%   72.8%
  Expense Ratio            26.2    27.5      28.0     27.3    27.1
                          -----   -----     -----    -----    ----
  Combined Ratio          116.3%  109.0%    106.6%   103.5%   99.9%
                          =====   =====     =====    =====    ====
---------------------
  (1) The Company ratios have been adjusted to reflect the $3,000,000 in reserves recorded subsequent to the issuance of the SAP financial statements.

  (2) The property and casualty industry as a whole, not companies with comparable lines of coverage, was used in the calculation of these ratios by A.M. Best. Ratios for 2001 are A.M. Best estimates.

     The unfavorable variance to the industry for 2001 with regard to the claims ratio is primarily the result of unanticipated development of commercial auto and commercial general liability claims for the 2000, 1999 and 1998 accident years. For 2001 the unfavorable expense ratio in relation to the industry expense ratio is primarily the result of decreases in premiums written due to the commercial quota share reinsurance agreements and the decision to cease writing commercial trucking business. The unfavorable variance to the industry for 2000 with regard to the claims ratio is primarily the result of unanticipated development of commercial auto claims for the 1999, 1997 and 1996 accident years. The favorable variance to the industry for 1999 with regard to the claims ratio is primarily the result of writing shorter duration business than the industry as a whole. The unfavorable variance to the industry with regard to the claims ratio in 1998 is largely related to unanticipated unfavorable claim development recorded in 1998 on the 1997, 1996 and 1995 accident years for the commercial auto liability line. For 1998, the increase in the unfavorable variance to the industry with regard to the expense ratio is largely because of downward adjustments in reinsurance commission income as a result of the unanticipated unfavorable claim development in 1998. For 1999 and prior years, the unfavorable variance to the industry with regard to the expense ratios is a function of the specific lines that the Company writes.

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

     Accounting Principles Generally Accepted in the United States of America
(GAAP) Basis - Claims and claim adjustment expenses are stated as a percentage of premiums earned as they are on a SAP basis. However, earned premiums include policy fees earned net of the related commission expense whereas on a SAP basis policy fees earned are recorded gross of the related commission expense. The GAAP expense ratio is based on premiums earned and includes the change in policy acquisition costs and underwriting expenses. Other differences include the treatment of the allowance for doubtful accounts.

     The following table presents the Company's claims, expense and combined ratios on a GAAP basis:

                                        Years ended December 31
                        ----------------------------------------------------
                        2001         2000        1999       1998       1997
                        ----         ----        ----       ----       ----
Claims Ratio           127.2%        94.7%       67.4%      93.7%      60.7%
Expense Ratio           45.4         31.6        32.0       39.0       33.7
                       -----        -----        ----      -----       ----
Combined Ratio         172.6%       126.3%       99.4%     132.7%      94.4%
                       =====        =====        ====      =====       ====

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

                                               As of and for the years ended December 31
                                 --------------------------------------------------------------
                                   2001          2000           1999         1998         1997
                                 -------       -------        -------      -------      -------
                                                 (Dollar amounts in thousands)
Net premiums written          $   67,313       117,497        130,105       87,040       98,858
Policyholders' surplus(1)     $   49,898        77,532         69,155       71,826       78,496
Ratio                          1.35 to 1     1.52 to 1      1.88 to 1    1.21 to 1    1.26 to 1

----------
(1) Policyholders' surplus for 2001 has been adjusted to reflect the reserves recorded subsequent to the issuance of the SAP financial statements.

INVESTMENT PORTFOLIO HISTORICAL RESULTS AND COMPOSITION

     The following table sets forth, for the periods indicated, the Company's investment results before income tax effects:

                                                                    As of and for the years ending December 31
                                                       -------------------------------------------------------------
                                                          2001         2000         1999          1998         1997
                                                       ---------    --------     --------      --------     --------
                                                                         (Dollar amounts in thousands)
Average investments (1)                                $207,765     246,091      228,945       212,215      209,121
Investment income                                      $  8,091      14,093        9,722         9,803        9,731
Return on average investments (2)                           3.9%        5.7%         4.2%          4.6%         4.7%
Taxable equivalent return on average investments            4.3%        6.5%         5.7%          6.2%         6.5%
Net realized gains (losses)                            $  4,275      (1,907)         606           693          327
Net unrealized gains (losses) (3)                      $  5,425       5,906       (3,456)        2,922        2,422

----------------------------
(1) Average investments is the average of beginning and ending investments at amortized cost, computed on an annual basis.
(2) Includes taxable and tax-exempt securities.
(3) Includes net unrealized gains (losses) for total investments.

     The following table sets forth the composition of the investment portfolio of the Company.

                                                                            As of December 31
                                                ------------------------------------------------------------------------
                                                        2001                    2000                      1999
                                                --------------------    ----------------------    ----------------------
                                                                    (Dollar amounts in thousands)
                                                Amortized     Fair      Amortized       Fair     Amortized      Fair
                                                   Cost       Value        Cost        Value       Cost        Value
                                                ---------    -------    ---------     -------    ---------     -------
Type of Investment
 Fixed Maturities:
  Bonds available for sale:
   U.S. Government securities                    $ 16,730     17,167      21,138       21,317      24,365       24,029
   Tax-exempt state and municipal bonds             8,912      9,139      45,284       45,472     148,983      146,204
   Corporate bonds                                101,727    106,488     121,564      125,553      27,067       26,844
  Certificates of deposit                             645        645         845          845         455          455
 Common stock                                         -          -         6,027        7,716          -           -
 Other investments                                  2,110      2,112       4,581        4,442       1,288        1,170
                                                ---------    -------    ---------     -------    ---------     -------
                                                  130,124    135,551     199,439      205,345     202,158      198,702
                                                ---------    -------    ---------     -------    ---------     -------
Short-term investments                             45,127     45,127      40,840(1)    40,840(1)   46,478(1)    46,478(1)
                                                ---------    -------    ---------     -------    ---------     -------

         Total investments                       $175,251    180,678     240,279      246,185     248,636      245,180
                                                =========    =======    =========     =======    =========     =======

----------------------------
(1) Includes proceeds from 1999 GMSP Transaction and funds accumulated pending assumption of investment management of portfolio by GMSP.

     The maturity distribution of the Company's investments in fixed maturities is as follows:

                                                              As of December 31
                                            ----------------------------------------------------
                                                      2001                        2000
                                            -----------------------     ------------------------
                                                      (Dollar amounts in thousands)
                                            Amortized                     Amortized
                                               Cost        Percent          Cost        Percent
                                            ---------      -------        ---------     --------
Within 1 year                               $  15,463         12.1%       $ 22,203         11.8%
Beyond 1 year but within 5 years               68,984         53.9         102,822         54.4
Beyond 5 years but within 10 years             42,135         32.9          59,531         31.5
Beyond 10 years but within 20 years             1,432          1.1           4,275          2.3
Beyond 20 years                                   -            -               -            -
                                             --------        -----         --------       -----
                                            $ 128,014        100.0%       $188,831        100.0%
                                              =======        =====         ========       =====
Average duration                              3.3 yrs                      2.9 yrs

     As of December 31, 2000, the Company did not have any non-performing fixed maturity securities. In 2001 the Company recognized an other than temporary impairment on a non-rated security by recording a charge to earnings of $489,554, net of deferred income taxes of $252,195 (see Note (1c) of Notes to Consolidated Financial Statements). In March 2002, the Company reduced the carrying value of this non-rated security to $0 resulting in a write down of approximately $2,010,000 as a result of a significant increase in the default rate in January and February of 2002 in the underlying collateral, which has disrupted the cash flow stream sufficiently to virtually eliminate future cash flows. (see Note (12) of Notes to Consolidated Financial Statements)

INVESTMENT STRATEGY

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

RATING

     A. M. Best Co. has currently assigned to the Company a pooled rating of "B-" (Fair), with a negative outlook. Best's ratings are based on an analysis of the financial condition and operation of an insurance company as they relate to the industry in general. See "Recent Developments."

GOVERNMENT REGULATION

     The Company's insurance companies are subject to varied governmental regulation in the states in which they conduct business. Such regulation is vested in state agencies having broad administrative power dealing with all aspects of the Company's business and is concerned primarily with the protection of policyholders rather than shareholders.

     The Company is also subject to statutes governing insurance holding company systems in the states of Oklahoma, Texas and North Dakota. These statutes require the Company to file periodic information with the state regulatory authorities, including information concerning its capital structure, ownership, financial condition and general business operation. These statutes also limit certain transactions between the Company and its insurance companies, including the amount of dividends that may be declared and paid by the insurance companies (see Note (7) of Notes to Consolidated Financial Statements). Additionally, the Oklahoma, Texas and North Dakota statutes restrict the ability of any one person to acquire 10% or more of the Company's voting securities without prior regulatory approval.

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

EMPLOYEES

     As of December 31, 2001, the Company employed 220 persons, of whom 16 were officers, 197 were staff and administrative personnel, and 7 were part-time employees. The Company is not a party to any collective bargaining agreement.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning the executive officers of the Company as of March 29, 2002 is set forth below:

    Name                 Age              Position with the Company
    ----                 ---              -------------------------
Glenn W. Anderson         49          President, Chief Executive Officer and Director

Richard M. Buxton         53          Senior Vice President

Daniel J. Coots           50          Senior Vice President and Chief Financial Officer

McRae B. Johnston         51          President, National Specialty Lines, Inc.

Richard A. Laabs          46          Senior Vice President

Joseph W. Pitts           38          Senior Vice President

Carolyn E. Ray            49          Senior Vice President

Sam Rosen                 66          Secretary and Director

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

     McRae B. Johnston joined the Company in October 1998 when the Company acquired Lalande Group and since that time has served as President of National Specialty Lines, Inc., a subsidiary of the Company. Mr. Johnston is co-founder of National Specialty Lines, Inc. and has served as President since 1989. Mr. Johnston has been engaged in the property and casualty insurance business since 1976.

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

ITEM 2.   PROPERTIES

     The Company owns its corporate offices in Fort Worth, Texas that provide approximately 35,000 square feet of office space and additional parking. The Company has entered into a contract to sell this office building. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     GNA's Common Stock is listed on the NYSE (Symbol: GNA). The following table sets forth for the fiscal periods indicated the high and low closing sales prices per share of the Common Stock as reported by the NYSE. The prices reported reflect actual sales transactions.

                                  High         Low
1999 First Quarter                6 7/16       4 13/16
1999 Second Quarter               5 7/8        3 15/16
1999 Third Quarter                6 13/16      5 3/16
1999 Fourth Quarter               6 5/16       5 3/8

2000 First Quarter                6 5/16       5 1/2
2000 Second Quarter               6            4 9/16
2000 Third Quarter                4 15/16      3 11/16
2000 Fourth Quarter               4 1/4        2 3/8

2001 First Quarter                4.00         1.70
2001 Second Quarter               1.75         1.20
2001 Third Quarter                1.50         1.13
2001 Fourth Quarter               1.76         1.30

     Cash dividends of $.0175 per share were paid to shareholders of record on March 31, June 30, September 30 and December 31, 1999 and March 31, June 30, September 30 and December 31, 2000. In February 2001, the Company discontinued quarterly dividends on the common stock.

     As of February 28, 2002, there were 245 shareholders of record of GNA's Common Stock.

     GNA has received notice from the NYSE that GNA is not in compliance with certain of the NYSE's quantitative criteria for continued listing. The NYSE noted that the Company's average market capitalization of its common stock for the 30 trading days ended February 27, 2002 was $22.0 million and stockholders' equity at December 31, 2001 was estimated at $27.5 million, as disclosed in the Company's earnings release on February 27, 2002. This is below NYSE continued listing criteria requiring total market capitalization of not less than $50 million over a 30 trading day period and stockholders' equity of not less than $50 million. In addition, the average closing price of GNA's common stock has fallen below the NYSE $1.00 minimum standard for a consecutive 30 trading day period and the total market capitalization of GNA's common stock has fallen below the NYSE $15 million minimum standard for a consecutive 30 trading day period.

     NYSE procedures indicate that listed companies that fall below continued listing standards generally have a period of time to respond to the NYSE with a plan to regain compliance. GNA has acknowledged receipt of the notification and is involved in discussions with the NYSE regarding its business plan. If GNA's shares cease to be listed on the NYSE, the Company believes that an alternative trading venue will be available.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data presented below for, and as of the end of each of the years ended December 31, have been derived from the consolidated financial statements of the Company which have been audited by KPMG LLP, independent certified public accountants. The consolidated balance sheets as of December 31, 2001 and 2000, and the consolidated statements of operations, shareholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2001, and the independent auditors report thereon are included elsewhere in this document. The information presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", consolidated financial statements and the notes thereto, and the other financial information included herein.

                                                                                    Years ended December 31
                                                                ------------------------------------------------------------
                                                                  2001         2000         1999         1998         1997
                                                                --------     --------     --------     --------     --------
                                                                    (Dollar amounts in thousands, except per share data)
Income Data:
-----------
Gross premiums written (1)                                     $ 117,183      168,286      133,898       91,162       99,776
Ceded premiums written                                            48,888       49,463        2,761        2,603        1,637
                                                                 -------      -------      -------      -------      -------
Net premiums written                                              68,295      118,823      131,137       88,559       98,139
Decrease (increase) in unearned premiums                             432       32,633      (17,857)       3,644        4,117
                                                                 -------      -------      -------      -------      -------
Net premiums earned                                               68,727      151,456      113,280       92,203      102,256
Net investment income                                              8,091       14,093        9,722        9,803        9,731
Net realized gains (losses)                                        4,275      (1,907)          606          693          327
Insurance services                                                   327        1,054        1,849        2,927        2,631
                                                                 -------      -------      -------      -------      -------
      Total revenues                                              81,420      164,696      125,457      105,626      114,945
                                                                 -------      -------      -------      -------      -------
Claims and claim adjustment expenses                              87,426      143,439       76,349       86,353       62,086
Policy acquisition costs                                          14,419       33,326       24,288       23,619       22,552
Underwriting and operating expense                                20,210       18,880       16,479       16,934       15,545
Goodwill impairment                                               18,447         -            -            -            -
                                                                 -------      -------      -------      -------      -------
      Total expenses                                             140,502      195,645      117,116      126,906      100,183
                                                                 -------      -------      -------      -------      -------
        Income (loss) before taxes and
          cumulative effect of change in
          accounting principle                                   (59,082)     (30,949)       8,341      (21,280)      14,762

        Income tax expense (benefit)                              16,035      (11,398)       1,214       (9,617)       2,838
                                                                 -------      -------      -------      -------      -------
        Income (loss) before cumulative
          effect of change in accounting
          principle                                              (75,117)     (19,551)       7,127     (11,663)       11,924
        Cumulative effect of change in
          accounting principle, net of tax                          (490)        -            -           -             -
                                                                 -------      -------      -------     --------      -------
        Net Income (loss) (2)                                  $ (75,607)     (19,551)       7,127     (11,663)       11,924
                                                                 =======      =======      =======      =======      =======

Earnings (loss) per common share, basic:
---------------------------------------
    Income (loss) before cumulative
      effect of change in accounting principle                 $   (3.66)        (.97)         .34        (.56)          .57

    Cumulative effect of change in
      accounting principle                                          (.02)          -            -           -             -
                                                                    -----        -----        ----        -----         ----
    Net earnings (loss) per common
      share, basic                                             $   (3.68)        (.97)         .34        (.56)          .57
                                                                    =====        =====        ====        =====          ===

                                                                             Years ended December 31 (continued)
                                                                ------------------------------------------------------------
                                                                  2001         2000         1999         1998         1997
                                                                --------     --------     --------     --------     --------
                                                                    (Dollar amounts in thousands, except per share data)
Earnings (loss) per common share, diluted:
-----------------------------------------
    Income (loss) before cumulative effect of change
      in accounting principle                                  $   (3.66)       (.97)         .32        (.56)          .56
    Cumulative effect of change in accounting
      principle                                                     (.02)          -            -           -             -
                                                                    -----        -----        -----       -----          ---
    Net earnings (loss) per common share,
      diluted                                                  $   (3.68)       (.97)         .32        (.56)          .56
                                                                    =====       =====        =====       =====          ====

GAAP insurance ratios:
---------------------
    Claims ratio                                                   127.2%       94.7%        67.4%       93.7%         60.7%
    Expense ratio                                                   45.4        31.6         32.0        39.0          33.7
                                                                   -----        -----        -----       -----         -----
    Combined ratio                                                 172.6%      126.3%        99.4%      132.7%         94.4%
                                                                   =====       =====         ====       =====          ====

                                                                                   As of December 31
                                                                 -----------------------------------------------------
                                                                  2001        2000       1999       1998        1997
                                                               ---------    --------    -------    -------     -------
                                                                 (Dollar amounts in thousands, except per share data)
Balance Sheet Data:
------------------
Investments                                                    $ 180,678     246,185    245,180    210,989     216,802
Premiums receivable                                            $  21,242      25,471     25,432     14,885      14,250
Reinsurance balances receivable                                $  62,303      54,495      3,254      2,393       2,605
Ceded unpaid claims and claim adjustment expense               $  65,571      37,703     37,299     35,030      29,524
Ceded unearned premiums                                        $  21,822      45,995     23,149     22,388      19,146
Deferred policy acquisition costs                              $   3,188       2,302     14,928     11,320      11,618
Goodwill                                                       $   3,469      22,797     18,351     17,058           -
Total assets                                                   $ 379,218     475,043    395,648    345,590     313,685
Unpaid claims and claim adjustment expenses                    $ 181,059     164,160    132,814    136,798     113,227
Unearned premiums                                              $  47,974      72,578     82,220     63,602      64,005
Note payable                                                   $  10,800      16,000     18,000     18,000        -
Funds held under reinsurance agreements                        $  47,784      47,850       -          -           -
Total liabilities                                              $ 326,671     351,938    257,949    240,106     195,123
Shareholders' equity                                           $  27,516     123,104    137,699    105,484     118,562
Shareholders' equity per share (3)                             $    1.01        4.50       5.08       5.05        5.68

--------------------------------------

     (1)   Excludes premiums of $16,627,000 in 2001, $26,973,000 in 2000,
           $58,137,000 in 1999, $47,588,000 in 1998 and $40,136,000 in 1997
           from the Company's fronting arrangements, the commercial automobile plans of Arkansas, California, Louisiana, Mississippi, and Pennsylvania under which the Company was a servicing carrier and the reinsurance arrangement in Florida whereby MGAI premiums are ceded to a non-affiliated reinsurer and assumed by General Agents.

     (2) Includes after tax net realized gains (losses) from securities transactions of $2,822,000, $(1,258,000), $400,000, $457,000 and
           $212,000 for 2001, 2000, 1999, 1998 and 1997, respectively.

     (3) Based on shares of Common Stock outstanding of 27,369,736, 27,369,736, 27,119,833, 20,896,563, and 20,874,224 at the end of
           2001, 2000, 1999, 1998, and 1997, respectively. Common Stock outstanding at December 31, 2001, 2000 and 1999 assumes conversion of the Series A Convertible Preferred stock that was issued in the 1999 GMSP transaction.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

     The discussion and analysis of the Company's financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates under different assumptions or conditions.

     Critical accounting policies are defined as those that are reflective of significant judgements and uncertainties, and potentially result in materially different results under different assumptions and conditions. The Company's critical accounting policies are described below. For a detailed discussion on the application of these and other accounting policies, see Note (1) of the Notes to Consolidated Financial Statements.

Investments

     Bonds available for sale, common stock and other investments are stated at fair value with changes in fair value recorded as a component of comprehensive income. Short-term investments are stated at cost. The "specific identification" method is used to determine costs of investments sold. Provisions for possible losses are recorded only when the values have experienced impairment considered "other than temporary" by a charge to realized losses resulting in a new cost basis of the investment. The Company's policy is to review investments on a regular basis to evaluate whether or not each investment has experienced an "other than temporary" impairment.

Deferred Policy Acquisition Costs and Deferred Ceding Commission Income

     Policy acquisition costs, principally commissions, premium taxes and certain marketing and underwriting expenses, are deferred and charged to operations over periods in which the related premiums are earned. Ceding commission income, which is realized on a written basis, is deferred and recognized over periods in which the related premiums are earned. Deferred ceding commission income is netted against deferred policy acquisition costs. The change in the resulting deferred asset is charged (credited) to operations. The Company utilizes investment income when assessing recoverability of deferred policy acquisition costs. Estimates of recoverability are based upon assumptions as to loss ratios, investment income and maintenance expenses.


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

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (Statement 141) and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (Statement 142). Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement
142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

     The Company adopted the provisions of Statement 141 effective July 1, 2001 and Statement 142 effective January 1, 2002. The adoption of Statement 141 had no impact on the consolidated financial statements. The adoption of Statement 142 will result in the Company no longer amortizing the remaining goodwill.

     The remaining $3,468,507 of goodwill is associated with the 1998 acquisition of the Lalande Group and reflects the estimated fair valuation levels of agencies in the personal automobile marketplace.

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

Income Taxes

     The Company and its subsidiaries file a consolidated Federal income tax return. Deferred income tax items are accounted for under the "asset and liability" method which provides for temporary differences between the reporting of earnings for financial statement purposes and for tax purposes, primarily deferred policy acquisition costs, the discount on unpaid claims and claim adjustment expenses, net operating loss carry forwards and the nondeductible portion of the change in unearned premiums.

     In assessing the realization of its deferred tax assets, management considers whether it is more likely than not that a portion or all of the deferred tax assets will be realized. The Company recorded a valuation allowance in an amount equal to its net deferred tax asset at December 31, 2001. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

ACCOUNTING PRONOUNCEMENTS

    In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (Statement 144), establishing financial accounting and reporting for the impairment or disposal of long-lived assets. Statement 144 is effective for fiscal years beginning after December 15, 2001. Pursuant to Statement 144 the discontinuance of commercial lines will not be reported as discontinued operations. The Company believes that the adoption of Statement 144 will have no other effect on the Company's financial position or results of operation.

BUSINESS OPERATIONS

     In 2001 the Company recorded a net loss of $75,607,047, or $3.68 per share (basic), primarily as a result of unfavorable claims experience, goodwill impairment and a valuation allowance for deferred Federal income taxes. On February 7, 2002, the Company announced its plans to discontinue writing commercial lines insurance due to continued adverse claims development and unprofitable results. In 2000 the Company recorded a net loss of $19,551,365, or $.97 per share (basic), primarily as a result of significant unfavorable claims experience in the commercial auto liability line of business. The Company materially increased the ultimate estimated liabilities for the line and entered into a reinsurance agreement, effective December 31, 2000, that provides significant additional protection in the event of further adverse reserve development. Additionally, the Company has reinsured the run-off of this business in 2001. In 1999, net income was $7,127,137, or $.32 per share (diluted). The Company recorded GAAP combined ratios of 172.6% in 2001, 126.3% in 2000, and 99.4% in 1999.

     Discontinuance of Commercial Lines and Redeployment of Capital.

     On February 7, 2002, the Company announced its decision to discontinue writing commercial lines insurance business due to continued adverse claims development and unprofitable results. The Company's commercial lines business segment produced approximately $70 million in gross premiums written in 2001. The Company plans to reduce its cost structure commensurate with the business reduction. Since February 7, 2002, the Company has reduced its employee count by 35 and notified all of its commercial lines agents of its intent to cancel their agency contracts. The Company has notified all states, where required by statute, of its intent to cease writing commercial lines of insurance in their state. The Company has ceased writing new commercial business and has taken certain steps allowed under the statutes to not renew commercial business. The discontinuance of writing commercial lines will likely result in the Company ceasing to be approved to write insurance in a number of states. The Company continues to operate a personal lines insurance operation in Florida that produced approximately $40 million in gross premiums written in 2001. See "Results of Operations."

     The Company will be in a period of transition as it exits from its commercial lines insurance business. During the transition process, the Company may consider the sale of subsidiaries associated with that business. The Company also intends to continue to review current trends and profitability prospects for its nonstandard personal automobile business, and may endeavor to increase, decrease or dispose of all or part of it.

     The Company intends to redeploy the capital now required by the commercial lines business, once it becomes available, to pursue other opportunities in the future that offer a better prospect for profitability. The Company believes that suitable capital redeployment opportunities should be available after commercial lines capital becomes available, but cannot predict the amount of capital that will ultimately be available for redeployment, the timing or the nature of the opportunities that may be available at the time capital becomes available. See "Liquidity and Capital Resources". The opportunities may be outside of the insurance business and could be in the financial services business.

     Tri-State Acquisition and Sale

     On January 7, 2000, the Company expanded its personal lines business conducted through the Lalande Group through the acquisition of Tri-State, an insurance operation specializing in underwriting, servicing and claims handling of nonstandard personal auto insurance in Minnesota, North Dakota and South Dakota. Tri-State owned and operated a managing general agency, a motor vehicle driving records service company and an insurance subsidiary, MCIC that had policyholders' surplus of approximately $3,034,000. The purchase price consideration consisted of $6,000,000 in cash at closing plus additional cash payments of $1,200,000 and $1,600,000 paid in July 2000 and January 2001, respectively. On August 31, 2001, the Company sold all of the stock of Tri-State to Herbert A. Hill for a cash price of $935,000. Mr. Hill is the President and a former owner of Tri-State. The Company retained MCIC which had policyholders' surplus of approximately $3,078,000 at December 31, 2001.

     Transactions with Goff Moore Strategic Partners, L.P. ("GMSP")

          1999 GMSP Transaction. On October 4, 1999, GNA sold to GMSP, for an aggregate purchase price of $31,620,000, (i) 31,620 shares of Series A Preferred Stock, which are convertible into 6,200,000 shares of Common Stock at a conversion price of $5.10 per share (subject to adjustment for certain events), (ii) the Series A Warrant to purchase an aggregate of 1,550,000 shares of Common Stock at an exercise price of $6.375 per share and (iii) the Series B Warrant to purchase an aggregate of 1,550,000 shares of Common Stock at an exercise of $8.50 per share. At closing GNA and its insurance company subsidiaries entered into Investment Management Agreements with GMSP, pursuant to which GMSP manages their respective investment portfolios. Completion of these transactions (the "1999 GMSP Transaction") concluded the strategic alternatives review process that the Company initiated in 1998. Proceeds from the 1999 GMSP Transaction were available for acquisitions, investments and other corporate purposes. See "Item 1. Business -- Investment Strategy".

          2001 GMSP Transaction. On March 23, 2001, the Company consummated a transaction with GMSP (the "2001 GMSP Transaction") pursuant to which, among other things, the Company issued shares of its newly created Series C Preferred Stock to GMSP in exchange for an aggregate purchase price of $3.0 million in cash.

 The annual dividend rate on the Series C Preferred Stock is 10% during the first three years and 20% thereafter. Unpaid dividends are cumulative and compounded. The Series C Preferred Stock is redeemable at the Company's option after five years and at the option of the majority holders after six years at a price of $1,000 per share plus accrued and unpaid dividends. The Series C Preferred Stock is not convertible into Common Stock.

     The agreement with GMSP was conditioned upon the following changes in the securities currently held by GMSP. The exercise prices of the Series A Warrant and the Series B Warrant held by GMSP were amended to $2.25 per share and $2.5875 per share, respectively. Each of these warrants provides for the purchase of 1,550,000 million shares of Common Stock, subject to adjustment. Further, the Company is required to redeem the outstanding shares of its Series A Preferred Stock on January 1, 2006, subject to certain conditions at a price of $1,000 per share plus accrued and unpaid dividends. Any Series A Preferred Stock unredeemed for any reason after that date would accrue interest, payable quarterly at a rate equal to eight percent per year with any unpaid interest compounded annually. The Series A Preferred Stock is convertible into 6,200,000 shares of Common Stock at a conversion price of $5.10 per share.

     The agreement with GMSP provided an opportunity to convert the Company's illiquid investments with a cost of $4.2 million to cash as of November 2002, as follows: the Company could at its option require GMSP to purchase the illiquid investments for $2.1 million, less any future cash received prior to November 2002 from the investments. GMSP could at its option require the Company to sell the illiquid investments to GMSP for $4.2 million, less any future cash received prior to November 2002 from the investments. During the second quarter of 2001, the Company recognized a permanent impairment of these investments and wrote down the carrying value to the amount recoverable from GMSP under the put option. In February 2002, GMSP consented to the early exercise of the Company's option, and the Company exercised its option to require GMSP purchase the illiquid investments for approximately $2.1 million.

     Transactions with Robert W. Stallings

     On March 23, 2001, the Company consummated a transaction with Robert W. Stallings (the "Stallings Transaction") pursuant to which, among other things, the Company issued shares of its newly created Series B Preferred Stock and a warrant to purchase an aggregate of 1,050,000 shares of Common Stock at $2.25 per share in exchange for an aggregate purchase price of $3.0 million in cash. The annual dividend provisions and the redemption provisions of the Series B Preferred Stock are the same as those for the Series C Preferred Stock. The Series B Preferred Stock is convertible into Common Stock at $2.25 per share. Subject to adjustment for certain events, the Series B Preferred Stock is convertible into a maximum of 1,333,333 shares of Common Stock. The term of the warrant is five years. Mr. Stallings was elected non-executive Vice Chairman of the Board and a director of the Company. On September 6, 2001, Mr. Stallings was elected non-executive Chairman of the Board of Directors of the Company.

     Reinsurance Transactions

     Effective December 31, 2000, the Company entered into a quota share reinsurance agreement whereby the Company ceded 100% of its commercial auto liability unearned premiums and 50% of all other commercial business unearned premiums at December 31, 2000 to a non-affiliated reinsurer. For policies with an effective date of January 1, 2001 through December 31, 2001, the Company entered into a quota share reinsurance agreement whereby the Company will cede 20% of its commercial business to a non-affiliated reinsurer. Also effective December 31, 2000, the Company entered into a reserve reinsurance cover agreement with a non-affiliated reinsurer. This agreement reinsures the Company's ultimate net aggregate liability in excess of $32,500,000 up to an aggregate limit of $89,650,000 for net commercial auto liability losses and loss adjustment expense incurred but unpaid as of December 31, 2000. The Company established a reinsurance balance receivable and a liability for funds held under reinsurance agreements for the reserves transferred at December 31, 2000 and December 31, 2001. Also in connection with this agreement, the Company is required to maintain assets in a trust fund with a fair value at least equal to the funds held liability. The trust fund was established during the third quarter of 2001 and at December 31, 2001 the assets in the trust had a fair value of $49,553,698. Because the Company's statutory policyholders' surplus fell below certain levels specified in the agreement, the reinsurer has the option to direct the trustee to transfer the assets of the trust to the reinsurer. If the reinsurer were to exercise its option, based upon December 31, 2001 balances, investments and funds held under reinsurance agreements would each be reduced by approximately $47,800,000. The reinsurer would continue to be responsible for reimbursing the Company for claim payments covered under this agreement.

     The discussion below primarily relates to the Company's insurance operations, although the selected consolidated financial data appearing elsewhere is on a consolidated basis. The expense item "Underwriting and operating expenses" includes the operating expenses of the computer software, plan servicing and premium finance operations.

RESULTS OF OPERATIONS

     Gross premiums written in 2001 of $117,183,182 are 30% below the $168,285,832 recorded in 2000 primarily due to the Company's decision in the fourth quarter of 2000 to cease writing certain identified non-profitable commercial trucking business. Gross premiums written in 2000 of $168,285,832 were 26% above the $133,898,001 recorded in 1999 primarily because of increases in commercial specialty lines, personal auto business written in Florida and personal umbrella business written in 2000. The following table compares the major product lines between the years for gross premiums written:

                                                        Years ended December 31
                                          ------------------------------------------------
                                              2001              2000             1999
                                          --------------   --------------   --------------
                                                     (Dollar amounts in thousands)
Gross Premiums Written:
  Commercial Lines                       $ 68,499    58%   $113,354   67%   $ 97,139   73%
  Personal Lines                           48,684    42      54,932   33      36,759   27
                                          -------   ---     -------  ---     -------  ---
                                         $117,183   100%   $168,286  100%   $133,898  100%
                                          =======   ===     =======  ===     =======  ===
Policies in Force (End of Period)          64,797            87,048           68,943

     COMMERCIAL LINES decreased 40% in 2001 and increased 17% in 2000. Commercial auto contributed 30 points to the decrease in 2001 for the reason mentioned previously and 2 points to the increase in 2000. The general liability line contributed 6 points to the decrease in 2001 and 14 points to the increase in 2000. The large increase in 2000 is primarily attributable to specialty lines of business in professional liability and directors and officers liability. Commercial lines writings should decline very rapidly in 2002 since the Company announced its decision to discontinue writing commercial lines insurance business due to continued adverse claims development and unprofitable results.

     PERSONAL LINES decreased 11% in 2001 primarily as a result of the Florida nonstandard auto business. Personal lines increased 49% in 2000 primarily as a result of nonstandard auto and umbrella business. The Company began a transition during 2001 to write a majority of the nonstandard auto business on six month policies instead of twelve month policies as had been done in the past. This accounts for a significant portion of the decrease in writings in 2001. This decision gives the Company greater flexibility in managing the business.

     For 2001 gross premiums written percentages by significant product line are as follows: personal auto (37%), general liability (22%), commercial auto (20%) and garage (14%), with no other product line comprising 5% or more. Net premiums earned decreased 55% in 2001 primarily as a result of the commercial quota share reinsurance agreements and exiting certain commercial trucking business. They increased 34% in 2000 primarily as a result of the level of premiums written.

     Net investment income decreased 43% in 2001 from 2000 after an increase of 45% in 2000 from 1999. Effective December 31, 2000, the Company entered into a reserve reinsurance cover agreement with a non-affiliated reinsurer. This agreement required the Company to maintain a funds held liability and to increase this liability at an annual interest rate of 7.5%. This resulted in a charge to investment income of $3,650,417 during 2001. During 2000, approximately $80.5 million in bond securities were sold for a pre-tax loss of $1,906,911 and a large portion of the proceeds were reinvested in bond securities with an average taxable equivalent yield of more than 150 basis points over the bond securities that were sold. The increase in investments and the increase in yield on the proceeds reinvested from the sales of bonds account for the increase in investment income in 2000.

     The Company recorded net realized capital gains of $4,275,192 and $605,606 in 2001 and 1999, respectively, versus net realized capital losses of $1,906,911 in 2000. The losses recorded in 2000 were the result of restructuring the portfolio into higher taxable equivalent yields.

     Insurance service revenues decreased $727,443 in 2001 from 2000 and $794,453 in 2000 from 1999. The decreases were primarily a result of the decrease in claim adjusting service revenues.

     Claims and claim adjustment expenses ("C & CAE") decreased $56,013,096 in 2001 from 2000 and increased $67,090,034 in 2000 from 1999. The C & CAE ratio was 127.2% in 2001, 94.7% in 2000 and 67.4% in 1999. The C & CAE ratio in 2001 is above the 2000 level primarily because of continued adverse development in commercial lines. The ratio in 2000 is above the 1999 level primarily because of significant unfavorable claims experience in the commercial auto liability line of business for the current and prior accident years. The Company began to cease writing new policies in the trucking portion of this line of business in the fourth quarter of 2000. Reinsurance agreements were in place effective December 31, 2000 that are expected to minimize future adverse results from this line of business. Under the reserve reinsurance cover agreement approximately $7,937,000 of C & CAE for 2002 will ultimately be amortized as a deferred gain on reinsurance arrangements in future periods. In accordance with accounting principles generally accepted in the United States of America, the reinsurance recoveries from these reserve increases are recorded as deferred revenue and not immediately recognized as reductions to C & CAE. Recognition of this deferred revenue item occurs through other income in the future based upon claims recovered from the reinsurer in relation to the total amount of the reinsured layer under the reserve reinsurance cover agreement. With regard to environmental and product liability claims, the Company has an immaterial amount of exposure. The Company does not provide environmental impairment coverage and excludes pollution and asbestos related coverages in its policies. The Company's premium writings for product liability coverages are immaterial. Inflation impacts the Company by causing higher claim settlements than may have originally been estimated. Inflation is implicitly reflected in the reserving process through analysis of cost trends and review of historical reserve results.

     The ratio of commissions and the change in deferred policy acquisition costs and deferred ceding commission income to net premiums earned is 21% in 2001, 22% in 2000 and 21% in 1999.

     Interest expense from the note payable decreased in 2001 as a result of principal payments on the note and lower interest rates. The increase in 2000 was a result of higher interest rates.

     Amortization of goodwill decreased in 2001 as a result of the sale of Tri-State and the second quarter 2001 write-off of its goodwill. Amortization of goodwill increased in 2000 as a result of the goodwill related to the Tri-State acquisition in January 2000.

     Underwriting and operating expenses were up 12% in 2001 from 2000 and 14% in 2000 from 1999. The increase for 2001 was the result of the Company recording a provision for potentially uncollectible reinsurance balances receivable of $2,653,597. Without this provision underwriting and operating expenses were down 4% primarily as a result of a decrease in personnel costs. The increase for 2000 was primarily due to salary increases, personnel additions and bad debt reserve increases on premiums receivable.

     Goodwill impairment is a result of the Company's decision to no longer pursue a long-term geographic expansion strategy in personal automobile beyond that of its core operation in Florida and to sell its Tri-State agency subsidiary (See "Business Operations - Tri-State Acquisition and Sale"). As a result the remaining goodwill associated with the Tri-State acquisition was written off in the second quarter of 2001. In December 2001 the Company recorded an impairment of $13,360,603 on the goodwill associated with the 1998 acquisition of the Lalande Group. This action was taken to reflect estimated fair valuation levels of agencies in the personal automobile marketplace. The remaining $3,468,507 of goodwill is associated with Lalande.

     The Federal income tax expense for 2001 is a result of the Company recording a valuation allowance of $31,534,712 against its deferred Federal income tax asset offset by the income tax benefit generated by the net loss from operations. Establishing the valuation allowance was necessary because of the uncertainty of future profitability levels. The Company does not lose the right to utilization of its net operating loss carry forwards for Federal income tax purposes in the future. For 2000 the Company generated a current tax benefit, with an effective tax benefit rate of 37%, as a result of a net loss from operations. The effective tax rate of 15% for 1999 was primarily the result of tax-exempt income comprising a major portion of income before taxes. A reconciliation between income taxes computed at the Federal statutory rates and the provision for income taxes is included in Note (6) of Notes to Consolidated Financial Statements.

     The cumulative effect of change in accounting principle was recorded as a result of EITF 99-20, which became effective April 1, 2001. This amount represents the write down of an investment that was considered temporarily impaired and was written down in the first quarter of 2001 through accumulated other comprehensive income. EITF 99-20 changed the definition of impairment which resulted in this asset being reclassified as an impairment other than temporary which requires recognition through the statement of operations.

LIQUIDITY AND CAPITAL RESOURCES

Parent Company

     GAINSCO, INC. ("GNA") is a holding company that provides administrative and financial services for its wholly owned subsidiaries. GNA needs cash for:
(1) principal and interest on its bank note payable, (2) administrative expenses, and (3) investments. The primary sources of cash to meet these obligations are statutory permitted payments from its insurance subsidiaries, including (1) dividend payments, (2) surplus debenture interest payments, and
(3) tax sharing payments. Statutes in Oklahoma and North Dakota restrict the payment of dividends by the insurance company subsidiaries to the available surplus funds derived from their realized net profits. The maximum amount of cash dividends that each subsidiary may declare without regulatory approval in any 12-month period is the greater of net income for the 12-month period ended the previous December 31 or ten percent (10%) of policyholders' surplus as of the previous December 31. On February 28, 2002, General Agents (the Oklahoma subsidiary) paid dividends to GNA of $7,238,000. Based on its surplus amounts at December 31, 2001 and generally without prior regulatory approval, in early 2003 General Agents may declare dividends to GNA of up to approximately $4,700,000 and in 2002 MCIC (the North Dakota subsidiary) may declare dividends to GNA of up to approximately $300,000. GNA believes the cash dividends from its insurance subsidiaries should be sufficient to meet its expected obligations for 2002.

     The Company had Federal income tax loss carry forwards at December 31, 2001 of approximately $19,864,000 that could be applied against any future earnings of the Company, subject to certain limitations. Thus, the Company does not currently require funds to satisfy Federal income tax obligations.

     GNA entered into an amendment dated as of February 27, 2002 to its bank credit agreement which cured GNA's covenant breaches and provided for principal prepayments. Pursuant to the amendment, GNA prepaid $6,100,000 of the indebtedness outstanding under the credit agreement. Several covenants in the existing credit agreement were eliminated or modified by the amendment and the interest rate was changed to a base rate (which approximates prime) plus 175 basis points. The remaining $4,200,000 principal balance under the Credit Agreement is payable in 2003. The credit agreement precludes payment of dividends on common or preferred stock and restricts the kinds of investments that GNA may make.

     Subject to bank credit agreement restrictions, GNA may also obtain cash through the sale of subsidiaries or assets and through the issuance of common or preferred stock. The bank credit agreement generally requires a note prepayment in the event of the sale of GNA of any subsidiary or assets (except certain ordinary course of business sales), or any issuance of stock, equal to 50% of the proceeds received.

     As the Company exits from the commercial lines business, GNA may consider the sale of subsidiaries associated with that business. The Company also intends to reevaluate its personal lines business and may endeavor to increase, decrease or dispose of all or part thereof. See "Business Operations - Discontinuance of Commercial Lines and Redeployment of Capital."


Subsidiaries, Principally Insurance Operations

     The primary sources of the insurance subsidiaries' liquidity are funds generated from insurance premiums, net investment income and maturing investments. The short-term investments and cash are intended to provide adequate funds to pay claims without selling fixed maturity investments. At December 31, 2001, the insurance subsidiaries held short-term investments and cash that the insurance subsidiaries believe are adequate liquidity for the payment of claims and other short-term commitments.

     With regard to long term liquidity, the average duration of the investment portfolio is approximately 3.3 years. The fair value of the fixed maturity portfolio at December 31, 2001 was $5,425,067 above amortized cost, before taxes. With regard to the availability of funds to the holding company, see Note (7) of Notes to Consolidated Financial Statements for restrictions on the payment of dividends by the insurance companies. Various insurance departments of states in which the Company operates require the deposit of funds to protect policyholders within those states. At December 31, 2001 and 2000, the balance on deposit for the benefit of such policyholders totaled $15,398,298 and $16,507,427, respectively.

     Effective December 31, 2000, the insurance subsidiaries entered into a quota share reinsurance agreement whereby the Company ceded 100% of its commercial auto liability unearned premiums and 50% of all other commercial business unearned premiums at December 31, 2000 to a non-affiliated reinsurer. For policies with an effective date of January 1, 2001 through December 31, 2001, the Company entered into a quota share reinsurance agreement whereby the Company ceded approximately 20% of its commercial business to a non-affiliated reinsurer. Also effective December 31, 2000, the Company entered into a reserve reinsurance cover agreement with a non-affiliated reinsurer. This agreement reinsures the Company's ultimate net aggregate liability in excess of $32,500,000 up to an aggregate limit of $57,150,000 for net commercial auto liability losses and loss adjustment expense incurred but unpaid as of December 31, 2000. The Company established a reinsurance balance receivable and a liability for funds held under reinsurance agreements for the reserves transferred at December 31, 2000. Also in connection with this agreement, the Company is required to maintain assets in a trust fund with a fair value at least equal to the funds held liability. The trust fund was established during the third quarter of 2001 and at December 31, 2001 the assets in the trust had a fair value of $49,553,698. Because the Company's statutory policyholders' surplus fell below certain levels specified in the agreement, the reinsurer has the option to direct the trustee to transfer the assets of the trust to the reinsurer. If the reinsurer were to exercise its option, based upon December 31, 2001 balances, investments and funds held under reinsurance agreements would each be reduced by approximately $47,800,000. The reinsurer would continue to be responsible for reimbursing the Company for claim payments covered under this agreement.

     Net cash used for operating activities was $61,384,654 for 2001 versus $4,649,539 and $13,775,750 in net cash provided by operating activities in 2000 and 1999, respectively. The large change in 2001 was primarily related to the decrease in premium writings, mentioned previously.

     Investments decreased primarily for the reasons mentioned regarding net cash used for operating activities. At December 31, 2001, 98% of the Company's investments were investment grade with an average duration of approximately 3.3 years, including approximately 25% that were held in short-term investments. On a taxable equivalent basis the return on average investments was 4.3% in 2001, 6.5% in 2000, and 5.7% in 1999. The Company classifies its bond securities as available for sale. In February 2002 GMSP purchased the equity investments and the note receivable, classified as "Other investments", for approximately $2,087,000 which was their carrying value at December 31, 2001. In March 2002, the Company reduced the carrying value of a non-rated security to $0 resulting in a write down of approximately $2,010,000 as a result of a significant increase in the default rate in January and February of 2002 in the underlying collateral, which has disrupted the cash flow stream sufficiently to virtually eliminate future cash flows. This write down is not reflected in the Statement of Operations for 2001, but will be included in the first quarter 2002 Statement of Operations. The unrealized gain associated with the investment portfolio was $3,580,690 (net of tax effects) at December 31, 2001. The duration of the bonds available for sale approximates the average expected payout of claims. Certain investments are held in trust under the terms of the reserve reinsurance cover agreement. Because the Company's statutory policyholders' surplus fell below certain levels specified in the agreement, the reinsurer has the option to direct the trustee to transfer the investments of the trust to the reinsurer. If the reinsurer were to exercise its option, based upon December 31, 2001 balances, investments would be reduced by approximately $47,800,000.

     Premiums receivable decreased as a result of the decrease in writings caused primarily by the exiting of commercial auto during 2001. This balance is comprised of premiums due from general agents for commercial lines and premiums due from insureds for personal lines. The commercial lines premiums are generally received within forty-five days of the month end in which coverage was bound, whereas the personal lines premiums are written with a down payment and monthly payment terms of up to nine months. At December 31, 2001, approximately 42% of the balance was due under the deferred payment terms. The Company has recorded an allowance for doubtful accounts of $200,000 which it considers adequate at the present time.

     Reinsurance balances receivable increased primarily as a result of C & CAE claims paid under the reserve reinsurance cover agreement and the quota share reinsurance agreements for both commercial and personal lines of business written in 2001. This balance is primarily comprised of claims and claim adjustment expenses paid by the Company and due from reinsurers under the Company's various reinsurance agreements. During the fourth quarter of 2001, the Company recorded an allowance for doubtful accounts of $2,653,597 as a result of concern regarding the collectibility of amounts due from specific reinsurers. Balances written off in previous years have been immaterial. The Company considers the allowance adequate at the present time.

     Ceded unpaid claims and claim adjustment expenses increased as a result of the increase in unpaid claims and claim adjustment expenses and the increase in cessions under the quota share reinsurance agreements for 2001. This balance represents unpaid claims and claim adjustment expense reserves which have been ceded to reinsurers under the Company's various reinsurance agreements. These amounts are not currently due from the reinsurers but are expected to become due in the future when the Company pays the claim and requests reimbursement from the reinsurers. If the Company experiences collectibility problems on paid claims (Reinsurance balances receivable) from a specific reinsurer it would record a corresponding allowance for doubtful accounts against the ceded unpaid claims and claim adjustment expenses from this reinsurer.

     Ceded unearned premiums decreased primarily as a result of the decrease in ceded unearned premiums from the 2000 commercial quota share reinsurance agreement. This balance represents the portion of premiums ceded to reinsurers which are applicable to the unexpired terms of policies in force under the applicable reinsurance agreement. In the event the Company cancels policies, the reinsurer is required to return the premium to the Company. This type of action, on a material scale, is not expected to occur.

     Deferred policy acquisition costs increased primarily as a result of a decrease in deferred ceding commission income primarily generated from the 2000 commercial quota share reinsurance agreements. This balance represents commissions, premium taxes and certain marketing and underwriting expenses which are deferred and charged to operations over periods in which the related premiums are earned. Ceding commission income, which is realized on a written basis, is deferred and recognized over periods in which the related premiums are earned. Deferred ceding commission income is netted against deferred policy acquisition costs. The change in the resulting deferred asset is charged (credited) to operations. The Company recorded impairments on its deferred policy acquisition costs at December 31, 2001 of $2,487,009 related to the property and commercial auto lines of business and at December 31, 2000 of $501,930 related to the property and nonstandard personal auto lines of business. With the Company's exit from commercial lines, deferred policy acquisition costs are expected to decrease rapidly during 2002 as the commercial lines writings decrease.

     Property and equipment decreased primarily as a result of information technology software write-offs in the second quarter of 2001 and equipment disposed of in conjunction with the sale of Tri-State. Approximately $4,400,000 of this balance consists of the office building located in Fort Worth, Texas housing the Company's principal offices. The Company has entered into a contract to sell the building at a purchase price equal to $5,000,000. The sale is subject to certain conditions, including the buyer's satisfaction with its due diligence. The sale of the building, if consummated at all, could be consummated in August 2002. The Company plans to lease space in the Dallas/Fort Worth area and will move in August subject to the closing of the sale. The remaining portion of property and equipment is computer hardware, computer software, furniture and an office building the Company previously occupied which is under lease until May, 2003. As the Company exits commercial lines, future write-offs of software and equipment will likely occur.

     Current Federal income taxes are expected to be received no later than July 2002. Deferred Federal income taxes have a valuation allowance for its full amount recorded against the asset. This asset is primarily a tax benefit from net operating loss carry forwards which can be used to offset tax expense on future operating earnings or capital gains. A change in ownership of the Company's stock greater than 50% (as specified under Internal Revenue Code
Section 382) could severely limit the Company's ability to recover this asset in future periods.

     Management contract is the unamortized purchase price of GAINSCO County Mutual Insurance Company's management contract which expires in 2042 and is being amortized over a forty year period ending 2032. The Company believes that the fair value of this asset is significantly above its amortized cost.

     Other assets are comprised of funds held by reinsurers where the Company has assumed business from the reinsurers and the funds are collateral for the reinsurer. Also contained in this balance are prepaid commissions on personal lines business and prepaid insurance premiums on policies the Company has purchased for its protection.

     Goodwill decreased primarily as a result of the $5,086,283 impairment recorded in the second quarter of 2001 related to the January 2000 Tri-State acquisition and the $13,360,603 impairment recorded during the fourth quarter of 2001 related to the October 1998 Lalande acquisition. Tri-State was sold in the third quarter of 2001. The remaining goodwill of $3,468,507 reflects estimated fair valuation of agencies in the personal automobile marketplace. Effective in 2002, goodwill will no longer be amortized but will be subject to an impairment test based on its estimated fair value. Therefore, additional impairment losses could be recorded in future periods.

     Unpaid claims and claim adjustment expenses increased primarily as a result of higher levels of case reserves on known claims and higher levels of bulk reserves to cover future development. The Company considers the reserves to be adequate and has the confidence of an independent actuarial valuation of the unpaid claims and claim adjustment expense reserves which supports the Company's conclusion.

     Unearned premiums decreased because of the decrease in writings. This balance represents the portion of premiums written which are applicable to the unexpired terms of policies in force. Because of the Company's decision to exit commercial lines, this balance is expected to decrease rapidly in future periods.

     Commissions payable increased primarily due to a decrease in estimated commission income from the 2000 commercial quota share reinsurance agreements. This balance is primarily commissions payable to reinsurers based on claim experience.

     Accounts payable decreased primarily because of a payment made in January 2001 to Tri-State for meeting certain targets specified in the acquisition agreement. This balance is comprised primarily of premiums due to a nonaffiliated insurance company that was fronting for the Company in 2001 on personal lines in Florida.

     Reinsurance balance payable decreased primarily due to the funding of the 2000 commercial quota share reinsurance agreement during the first six months of 2001. This balance is comprised primarily of premiums due reinsurers on business ceded to them under the Company's various reinsurance agreements.

     Deferred revenues increased due to reserve development under the reserve reinsurance cover agreement. This balance is primarily comprised of C & CAE recoveries under this agreement which will be recognized as other income in future periods based upon the ratio of actual C & CAE paid to the total of potential C & CAE payable under this reinsurance agreement.

     Drafts payable decreased primarily as a result of a decrease in claims paid for the fourth quarter of 2001 versus the fourth quarter of 2000. This balance is comprised of outstanding drafts which have been issued to pay for claims and claim adjustment expenses, but which have not cleared the bank account of the Company.

     Note payable decreased due to scheduled principal repayments made during 2001 and unscheduled principal prepayments of $2,500,000 and $200,000 made during the first and fourth quarter of 2001, respectively, in conjunction an amendments to the credit agreement (see Note (4) of Notes to Consolidated Financial Statements). In the first quarter of 2002, the Company made a scheduled repayment of $500,000 and an unscheduled prepayment of $6,100,000. The unscheduled prepayment was made in conjunction with an amendment to the credit agreement which cured covenant breaches. The remaining $4,200,000 principal balance under the credit agreement is payable in 2003. (see Note (4) of Notes to Consolidated Financial Statements).

     Funds held under reinsurance agreements is primarily the funds for payment of C & CAE on claims under the reinsurance reserve cover agreement. The Company is required to increase the fund balance at a 7.5% annual rate based upon the fund balance and the fund balance is decreased for C & CAE payments made on claims under the reinsurance reserve cover agreement. The Company is required to maintain assets in a trust fund with a fair value at least equal to the funds held liability. Because the Company's statutory policyholders' surplus fell below certain levels specified in the agreement, the reinsurer has the option to direct the trustee to transfer the assets of the trust to the reinsurer. If the reinsurer were to exercise its option, based upon December 31, 2001 balances, funds held under reinsurance agreements would be reduced by approximately $47,800,000.

     As a result of the 2001 GMSP Transaction and the Stallings Transaction, the Company has three series of redeemable preferred stock, which are classified as mezzanine financing. The Series A Convertible Redeemable Preferred Stock was previously classified in shareholders' equity because it was not subject to mandatory redemption. The Series B and the Series C preferred stock each include accrued dividends in the amount of $230,672 as of December 31, 2001.

     With the reclassification of the Series A Convertible Redeemable Preferred Stock during the first quarter of 2001, preferred stock capital was reduced to $0 and additional paid-in capital was reduced by the discount on the convertible redeemable preferred stock. Common stock warrants decreased for the discount in value of the previously issued Series A and Series B Warrants offset by an increase for the issuance of the warrant in the Stallings Transaction. At December 31, 2001 $13,051,000 has yet to be charged to Retained Deficit related to the accretion of the discount on the preferred stock.

     Accumulated other comprehensive income of $3,580,690 was recorded at December 31, 2001 as a result of the unrealized gains on bonds available for sale and common stocks. The decrease in retained earnings to a retained deficit of $71,977,743 is attributable to the net loss of $75,607,047 for the 2001 year.

     The Company is not aware of any current recommendations by regulatory authorities, which if implemented, would have a material effect on the Company's liquidity, capital resources or results of operations. The Company's statutory capital exceeds the benchmark capital level under the Risk Based Capital formula for its insurance companies that are subject to Risk Based Capital Requirements. Risk Based Capital is a method for establishing the minimum amount of capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The tragic events of September 11, 2001 did not impact the Company's financial results for 2001.

LIQUIDATION VALUE

     At December 31, 2001, total assets less total liabilities (excluding redeemable preferred stock) of the Company was $52,546,273, and there were outstanding three series of preferred stock with an aggregate liquidation value of $38,081,344 ($37,620,000 stated value plus accrued dividends of $461,344). In the event of a liquidation of the Company (which is not contemplated) based upon consolidated shareholders' equity at December 31, 2001, there would be $14,464,929 available for distribution to the holders of the common stock ($0.68 per common share) after the payment of creditors and the liquidation value of the preferred stock. The amount ultimately available to the shareholders would vary with changes in the assets and liabilities of the Company.

FORWARD LOOKING STATEMENTS

     Statements made in this report that are not strictly historical may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that important factors, representing certain risks and uncertainties, could cause actual results to differ materially from those contained in the forward-looking statements. These factors include, but are not limited to, (a) the Company's ability to effect the successful exit from unprofitable lines and businesses that the Company believes cannot be counted on to produce future profit, (b) heightened competition from existing competitors and new competitor entrants into the Company's markets, (c) the extent to which market conditions firm up, the acceptance of higher prices in the market place and the Company's ability to realize and sustain higher rates, (d) contraction of the markets for the Company's business, (e) the Company's ability to secure an A.M. Best rating acceptable to its end markets and meet its obligations under its capital and debt agreements, (f) the ongoing level of claims and claims-related expenses and the adequacy of claim reserves, (g) the effectiveness of investment strategies implemented by the Company's investment manager, (h) continued justification of recoverability of goodwill in the future, (i) the availability of reinsurance and the ability to collect reinsurance recoverables, (j) the Company's ability to invest in new endeavors that are successful, (k) the limitation on the Company's ability to use net operating loss carry forwards as a result of constraints caused by ownership changes within the meaning of Internal Revenue Code Section 382, (l) continued listing of the Company's common stock on the NYSE or, if such listing is not continued, the qualification of the Company's common stock for trading on a different market which would allow acceptable liquidity and trading for the Company's common stock, and (m) general economic conditions including fluctuations in interest rates. A forward-looking statement is relevant as of the date the statement is made. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which the statements are made.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in equity prices, interest rates, foreign exchange rates and commodity prices. The Company's consolidated balance sheets include assets whose estimated fair values are subject to market risk. The primary market risk to the Company is interest rate risk associated with investments in fixed maturities. The Company has no foreign exchange, commodity or equity risk.

INTEREST RATE RISK

     The Company's fixed maturity investments are subject to interest rate risk. Increases and decreases in interest rates typically result in decreases and increases in the fair value of these investments.

     Most of the Company's investable assets are in the portfolios of the insurance company subsidiaries and come from premiums paid by policyholders. These funds are invested predominately in high quality bonds with relatively short durations. The fixed maturity portfolio had an average duration of 3.3 years at December 31, 2001. The fixed maturity portfolio is exposed to interest rate fluctuations; as interest rates rise, fair values decline and as interest rates fall, fair values rise. The changes in the fair value of the fixed maturity portfolio are presented as a component of shareholders' equity in accumulated other comprehensive income, net of taxes.

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

     The table below summarizes the Company's interest rate risk and shows the effect of a hypothetical change in interest rates as of December 31, 2001. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios (dollars in thousands):

                                                              Estimated             Estimated              Hypothetical
                                        Estimated  Fair       Change in           Fair Value After       Percentage Increase
                                           Value at         Interest Rates       Hypothetical Change       (Decrease) in
                                      December 31, 2001    (BP=basis points)      in Interest Rates      Shareholders' Equity
                                      -----------------    -----------------     --------------------    ---------------------
U.S. Treasury securities               $   62,294           200 BP Decrease            $ 62,782                  1.77
  (including short-term                                     100 BP Decrease            $ 62,538                   .89
   Investments)                                             100 BP Increase            $ 62,050                  (.89)
                                                            200 BP Increase            $ 61,806                 (1.78)

Obligation of states,                  $    9,139           200 BP Decrease            $  9,613                  1.72
  municipalities and                                        100 BP Decrease            $  9,376                   .86
  Political subdivisions                                    100 BP Increase            $  8,902                  (.86)
                                                            200 BP Increase            $  8,665                 (1.72)

Corporate bonds and                    $  107,134           200 BP Decrease            $115,078                 28.87
  Certificates of Deposit                                   100 BP Decrease            $111,106                 14.43
                                                            100 BP Increase            $103,162                (14.43)
                                                            200 BP Increase            $ 99,190                (28.87)

Total fixed maturity investments       $  178,567           200 BP Decrease            $187,473                 32.37
  (including short-term                                     100 BP Decrease            $183,020                 16.18
   Investments)                                             100 BP Increase            $174,114                (16.18)
                                                            200 BP Increase            $169,661                (32.37)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated Financial Statements are on pages 43 through 81

                                                                                                          Page
                                                                                                          ----
     Report of Management                                                                                  43

     Independent Auditors' Report                                                                          44

     Consolidated Balance Sheets as of December 31, 2001 and 2000                                         45-46

     Consolidated Statements of Operations for the Years Ended
        December 31, 2001, 2000, and 1999                                                                 47-48

     Consolidated Statements of Shareholders' Equity and Comprehensive Income
       for the Years Ended December 31, 2001, 2000, and 1999                                              49-50

     Consolidated Statements of Cash Flows for the Years Ended
       December 31, 2001, 2000, and 1999                                                                  51-52

     Notes to Consolidated Financial Statements December 31,
       2001, 2000, and 1999                                                                               53-81


     The following Consolidated Financial Statements Schedules are on pages 82 through 93:


    Schedule                                                                                              Page
    --------                                                                                              ----

                  Independent Auditors' Report on
                       Supplementary Information                                                           82

         I        Summary of Investments                                                                   83

        II        Condensed Financial Information of the Registrant                                       84-90

       III        Supplementary Insurance Information                                                      91

        IV        Reinsurance                                                                              92

        VI        Supplemental Information                                                                 93

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

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORMS 8-K

(a)  Documents filed as part of the report:

      1.   The following financial statements filed under Part II, Item 8:

              Independent Auditors' Report

              Consolidated Balance Sheets as of December 31, 2001 and 2000

              Consolidated Statements of Operations for the Years Ended
                December 31, 2001, 2000 and 1999

              Consolidated Statements of Shareholders' Equity and Comprehensive
                Income for the Years Ended December 31, 2001, 2000 and 1999

              Consolidated Statements of Cash Flows for the Years Ended
                December 31, 2001, 2000 and 1999

              Notes to Consolidated Financial Statements, December 31, 2001,
                2000 and 1999

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

                  *3.5 Bylaws of Registrant as amended through September 6, 2001. [Exhibit 3.5, Form 8-K dated August 31, 2001]

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

             [dag]10.4         Form of Change of Control Agreements

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

                 *10.9         Revolving Credit Agreement dated November 13,
                               1998 among Registrant, GAINSCO Service Corp. and
                               Bank One, Texas, N.A., First Amendment thereto dated October 4, 1999 and related Promissory
                               Note, Security Agreement and Pledge Agreement,
                               Amendment No. 2 thereto dated March 23, 2001,
                               Amendment No. 3 thereto dated November 13, 2001, and Amendment No. 4 thereto dated February 27,
                               2002.  [Exhibits 10.50 to 10.53, Form 10-K/A
                               dated March 30, 1999; Exhibit 99.22, Form 8-K dated October 4, 1999; Exhibit 99.24, Form 8-K/A dated March 30, 2001, Exhibit 10.23, Form 10-Q dated November 13, 2001, Exhibit 10.9, Form 8-K dated February 27, 2002].

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

                 *10.11        Investment Management Agreements dated October
                               4, 1999 between GMSP and each of Registrant, General Agents Insurance Company of America,
                               Inc., MGA Insurance Company, Inc.  and GAINSCO
                               County Mutual Insurance Company; and Investment
                               Management Agreement dated January 6, 2000 between GMSP and Midwest Casualty Insurance
                               Company. [Exhibit 10.11, Form 10-K dated March
                               30, 2000]

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
                                11, 2000]

                 *10.18        GAINSCO,   INC.  401(k)  Plan  and  related
                               Adoption  Agreement  [Exhibit  99.1  to
                               Registration Statement on Form S-8, effective
                               April 12, 2000]

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

                 *10.23 Letter agreement dated February 27, 2002 between the Registrant and GMSP pursuant to which the Registrant exercised its right to put certain illiquid investments to GMSP for $2,087,354.27 pursuant to Section 6.9 of the Securities
                               Purchase Agreement dated February 26, 2001 between the Registrant and GMSP, as amended.
                               [Exhibit 10.24, Form 8-K dated February 27,
                               2002]

             [dag]10.24        Agreement of Sale and Purchase dated March 7,
                               2002 between General Agents Insurance Company of
                               America, Inc. and Turonian Corp.

                  11           Statement regarding Computation of Per Share
                               Earnings (the required information is included in Note 1(m) of Notes to Consolidated Financial
                               Statements included in this Report and no separate statement is, or is required to be, filed as an exhibit).

                 [dag]21       Subsidiaries of Registrant.

                 [dag]23       Consent of KPMG LLP to incorporation by reference.

                 [dag]24       Form of Power of Attorney.

----------------------------
* Exhibit has previously been filed with the Commission as an exhibit in the filing designated in brackets and is incorporated herein by this reference. Registrant's file number for reports filed under the Securities Exchange Act of 1934 is 1-9828.

[dag]    Filed herewith (see Exhibit Index).

----------------------------
(b)      Reports on Form 8-K

         No current reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 2001.

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

Date:         03/29/02
       -------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Name                     Title                               Date
       ----                     -----                               ----

Robert W. Stallings*            Chairman of the Board               3/29/02
-----------------------                                           ----------
Robert W. Stallings

Joel C. Puckett*                Vice Chairman of the Board          3/29/02
-----------------------                                           ----------
Joel C. Puckett

/s/ Glenn W. Anderson           President, Chief Executive          3/29/02
-----------------------         Officer and Director              ----------
Glenn W. Anderson

/s/ Daniel J. Coots             Senior Vice President and           3/29/02
-----------------------         Chief Financial Officer           ----------
Daniel J. Coots

Sam Rosen*                      Secretary and Director              3/29/02
-----------------------                                           ----------
Sam Rosen

J. Randall Chappel*             Director                            3/29/02
-----------------------                                           ----------
J. Randall Chappel

John C. Goff*                   Director                            3/29/02
-----------------------                                           ----------
John C. Goff

Harden H. Wiedemann*            Director                            3/29/02
-----------------------                                           ----------
Harden H. Wiedemann

John H. Williams*               Director                            3/29/02
-----------------------                                           ----------
John H. Williams

*By:     /s/ Glenn W. Anderson
         -------------------------------
         Glenn W. Anderson,
         Attorney in-fact
         under Power of Attorney

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

                               /s/ Glenn W.Anderson
                               -------------------------------------------
                               Glenn W. Anderson
                               President and Chief Executive Officer


                               /s/ Daniel J. Coots
                               -------------------------------------------
                               Daniel J. Coots
                               Senior Vice President and Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
GAINSCO, INC.:

We have audited the accompanying consolidated balance sheets of GAINSCO, INC. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GAINSCO, INC. and subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

We have also previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheets of GAINSCO, INC. and subsidiaries as of December 31, 1999, 1998, and 1997, and the related consolidated statement of operations, shareholders' equity and cash flow for the years ended December 31, 1998 and 1997, and we expressed unqualified opinions on those consolidated financial statements.

In our opinion, the information set forth in the selected consolidated financial data for each of the years in the five-year period ended December 31, 2001, appearing on pages 20 and 21, is fairly presented, in all material respects, in relation to the consolidated financial statements from which it has been derived.

As discussed in note 1(c) to the consolidated financial statements, GAINSCO, INC. and subsidiaries changed its method of accounting for residual interests in securitizations in 2001 as a result of the adoption of EITF 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.


                                                                       KPMG LLP

Dallas, Texas
March 18, 2002

                         GAINSCO, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 2001 and 2000


                                 Assets                                         2001            2000
                                 ------                                    --------------    -----------
Investments (note 2):

  Fixed maturities:

    Bonds available for sale, at fair value (amortized cost:
      $127,369,239 - 2001, $187,985,651 - 2000)                            $ 132,794,306     192,342,374

    Certificates of deposit, at cost (which approximates
      fair value)                                                                645,000         845,000

  Common stock, at fair value (cost:  $6,027,392 - 2000)                       -               7,716,250

  Other investments, at fair value (cost: $2,110,467 - 2001,
    $4,580,690 - 2000)                                                         2,111,712       4,441,240

  Short-term investments, at cost (which approximates
    fair value)                                                               45,126,581      40,839,852
                                                                             ------------    -----------

               Total investments                                             180,677,599     246,184,716

Cash                                                                           3,567,717       3,111,311

Accrued investment income                                                      2,078,582       3,539,804

Premiums receivable (net of allowance for doubtful
  accounts: $200,000 - 2001 and 2000)                                         21,241,819      25,471,377

Reinsurance balances receivable (net of allowance for doubtful accounts:
  $2,653,597 - 2001, $0 - 2000) (note 5)                                      62,303,215      54,494,967

Ceded unpaid claims and claim adjustment expenses (notes 1 and 5)             65,570,973      37,703,034

Ceded unearned premiums (note 5)                                              21,822,265      45,994,658

Deferred policy acquisition costs (note 1)                                     3,188,226       2,301,944

Property and equipment (net of accumulated depreciation and
  amortization: $9,851,888 - 2001, $9,745,505 - 2000) (note 1)                 6,224,872       7,944,404

Current Federal income taxes (note 1)                                          1,043,814       1,242,801

Deferred Federal income taxes (net of valuation allowance:
  $31,534,712 - 2001, $0 - 2000) (notes 1 and 6)                                   -          15,671,326

Management contract                                                            1,537,571       1,587,571

Other assets                                                                   6,492,486       6,997,501

Goodwill (note 1)                                                              3,468,507      22,797,358
                                                                             ------------    -----------
     Total assets                                                          $ 379,217,646     475,042,772
                                                                             ============    ===========

See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 2001 and 2000


                     Liabilities and Shareholders' Equity                       2001             2000
                     ------------------------------------                    -----------     -----------
Liabilities:
  Unpaid claims and claim adjustment expenses                              $ 181,058,706     164,159,519
  Unearned premiums (notes 1 and 5)                                           47,973,720      72,578,157
  Commissions payable                                                          6,498,442       2,077,771
  Accounts payable                                                             8,573,166      10,899,280
  Reinsurance balances payable (note 5)                                        7,774,187      27,154,389
  Deferred revenue                                                             9,066,824       1,632,174
  Drafts payable                                                               7,017,595       8,862,849
  Note payable (note 4)                                                       10,800,000      16,000,000
  Funds held under reinsurance agreements (note 5)                            47,783,905      47,850,000
  Other liabilities                                                              124,828         724,354
                                                                             -----------     -----------
    Total liabilities                                                        326,671,373     351,938,493
                                                                             -----------     -----------

Convertible redeemable preferred stock - Series A ($1,000 stated value,
  31,620 shares authorized, 31,620 issued at December 31, 2001 and
  none issued at December 31, 2000) (note 7)                                  18,722,000           -

Convertible redeemable preferred stock - Series B ($1,000 stated value,
  3,000 shares authorized, 3,000 issued at December 31, 2001 and
  none issued at December 31, 2000) (note 7)                                   3,077,672           -

Redeemable preferred stock - Series C ($1,000 stated value,
  3,000 shares authorized, 3,000 issued at December 31, 2001 and
  none issued at December 31, 2000) (note 7)                                   3,230,672           -
                                                                             -----------     -----------
                                                                              25,030,344           -
                                                                             -----------     -----------

Shareholders' Equity (notes 7 and 8):

  Preferred stock ($100 par value, 10,000,000 shares authorized, none
    issued at December 31, 2001 and 31,620 issued at December 31, 2000)            -           3,162,000

  Common stock ($.10 par value, 250,000,000 shares authorized,
    22,013,830 issued at December 31, 2001 and December 31, 2000)              2,201,383       2,201,383

  Common stock warrants                                                          540,000       2,040,000
  Additional paid-in capital                                                 100,866,124     113,540,252
  Accumulated other comprehensive income (notes 2 and 3)                       3,580,690       3,897,371
  Retained earnings (deficit)                                                (71,977,743)      5,957,798
  Treasury stock, at cost (844,094 shares at December 31, 2001 and
    December 31, 2000) (note 1)                                               (7,694,525)     (7,694,525)
                                                                             ------------    -----------

    Total shareholders' equity                                                27,515,929     123,104,279
                                                                             ------------    -----------

      Commitments and contingencies (notes 5, 8, 9, 11 and 12)

    Total liabilities and shareholders' equity                             $ 379,217,646     475,042,772
                                                                             ============    ===========

See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                  Years ended December 31, 2001, 2000 and 1999


                                                                     2001                 2000                1999
                                                                ------------         -------------        ------------
Revenues:
   Net premiums earned (note 5)                               $   68,727,021          151,455,505         113,280,292
   Net investment income (note 2)                                  8,090,798           14,092,914           9,722,213
   Net realized gains (losses) (note 1)                            4,275,192           (1,906,911)            605,606
   Insurance services                                                326,694            1,054,137           1,848,590
                                                                ------------         -------------        ------------
      Total revenues                                              81,419,705          164,695,645         125,456,701
                                                                ------------         -------------        ------------

Expenses:
   Claims and claims adjustment expenses
     (notes 1 and 5)                                              87,425,982          143,439,078          76,349,044
   Commissions                                                    15,305,110           20,687,486          27,895,646
   Change in deferred policy acquisition costs and
     deferred ceding commission income (note 1)                    (886,282)           12,638,482          (3,607,531)
   Interest expense                                                  842,368            1,409,378           1,265,529
   Amortization of goodwill                                          881,965              963,700             688,645
   Underwriting and operating expenses                            18,485,524           16,506,906          14,524,068
   Goodwill impairment                                            18,446,886                -                   -
                                                                ------------         -------------        ------------
     Total expenses                                              140,501,553          195,645,030         117,115,401
                                                                ------------         -------------        ------------
        Income (loss) before Federal income taxes
         and cumulative effect of change in accounting
         principle                                               (59,081,848)         (30,949,385)          8,341,300

Federal income taxes (note 6):
   Current expense (benefit)                                         (51,014)          (1,110,714)          1,113,399
   Deferred expense (benefit)                                     16,086,659          (10,287,306)            100,764
                                                                -------------        -------------        ------------
     Total taxes                                                  16,035,645          (11,398,020)          1,214,163
                                                                -------------        -------------        ------------
        Income (loss) before cumulative effect of
         change in accounting principle                          (75,117,493)         (19,551,365)          7,127,137
                                                                =============        =============        ============
Cumulative effect of change in accounting
   principle, net of tax (note 1)                                   (489,554)               -                   -
                                                                -------------        -------------        ------------

        Net income (loss)                                     $  (75,607,047)         (19,551,365)          7,127,137
                                                                -------------        -------------        ------------
Earnings (loss) per common share, basic
   (notes 1 and 7):

     Earnings (loss) before cumulative effect of change
       in accounting principle, per common share              $        (3.66)                (.97)                .34

     Cumulative effect of change in accounting
       principle, net of tax, per common share                          (.02)                   -                   -
                                                                         ---                  ---                 ---
     Net income (loss) per common share, basic                $        (3.68)                (.97)                .34
                                                                        ====                  ===                 ===

                                                                     (continued)

                         GAINSCO, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                  Years ended December 31, 2001, 2000 and 1999


                                                                    2001                 2000                 1999
                                                                -------------        -------------        ------------
Earnings (loss) per common share, diluted (notes 1 and 7):

     Earnings (loss) before cumulative effect of change
       in accounting principle, per common share              $        (3.66)                (.97)                .32
                                                                                                                  ----
     Cumulative effect of change in accounting
       principle, net of tax, per common share                          (.02)                  -                   -
                                                                         ---                  ---                 ----
     Net income (loss) per common share, diluted              $        (3.68)                (.97)                .32
                                                                        ====                  ===                 ====


See accompanying notes to consolidated financial statement

                         GAINSCO, INC. AND SUBSIDIARIES

    Consolidated Statements of Shareholders' Equity and Comprehensive Income

                  Years ended December 31, 2001, 2000 and 1999

                                                                     2001                 2000                1999
                                                                ------------         ------------         -----------
Preferred stock:

   Balance at beginning of year                               $    3,162,000            3,162,000               -

   Issuance of shares  (31,620 - 1999)                                 -                    -               3,162,000

   Conversion of shares to redeemable preferred stock
      (31,620 - 2001)                                             (3,162,000)               -                   -
                                                                ------------         ------------         -----------
      Balance at end of year                                           -                3,162,000           3,162,000
                                                                ------------         ------------         -----------

Common stock:

   Balance at beginning of year                                    2,201,383            2,176,393           2,174,066

   Exercise of options to purchase shares
      (249,903 - 2000, 23,270 - 1999)                                  -                   24,990               2,327
                                                                ------------         ------------         -----------
      Balance at end of year                                       2,201,383            2,201,383           2,176,393
                                                                ------------         ------------         -----------
Common stock warrants:

   Balance at beginning of year                                    2,040,000            2,040,000               -

   Repricing of Series A and Series B warrants                    (1,680,000)               -                   -

   Issuance of warrants in connection with
      preferred stock                                                180,000                -               2,040,000
                                                                ------------         ------------         -----------
      Balance at end of year                                         540,000            2,040,000           2,040,000
                                                                ------------         ------------         -----------
Additional paid-in capital:

   Balance at beginning of year                                  113,540,252          112,674,842          87,778,548

   Exercise of options to purchase shares
      (249,903 - 2000, 23,270 - 1999)                                  -                  519,246              47,551

   Issuance of preferred shares (31,620 - 1999)                        -                    -              24,762,929

   Conversion of shares to redeemable preferred stock
      (31,620 - 2001)                                            (12,761,278)               -                   -

   Accretion of discount on preferred shares                          87,150              346,164              85,814
                                                                ------------         ------------         -----------
      Balance at end of year                                  $  100,866,124          113,540,252         112,674,842
                                                                ------------         ------------         -----------

                                                                    (continued)

                         GAINSCO, INC. AND SUBSIDIARIES

     Consolidated Statements of Shareholders' Equity and Comprehensive Income

                  Years ended December 31, 2001, 2000 and 1999


                                                    2001                              2000                           1999
                                          -------------------------       --------------------------       ------------------------
Retained earnings (deficit):

 Balance at beginning of year           $   5,957,798                      27,586,440                      22,086,868

 Net income (loss) for year               (75,607,047)  (75,607,047)      (19,551,365)   (19,551,365)       7,127,137     7,127,137

 Cash dividend - common (note 7)                -                          (1,474,206)                     (1,463,227)

 Cash dividend - preferred (note 7)             -                            (434,000)                       (108,500)

 Accrued dividends - redeemable
    preferred stock (note 7)                 (461,344)                          -                                -

 Accretion of discount on
    preferred shares                          (87,150)                       (346,164)                        (85,814)

 Accretion of discount on redeemable
    preferred shares                       (1,780,000)                          -                                -

 Tax benefit on non-qualified
    stock options exercised                      -                            177,093                          29,976
                                          -----------                     -----------                      ----------
    Balance at end of year                (71,977,743)                      5,957,798                      27,586,440
                                          -----------                     -----------                      ----------
Accumulated other
   comprehensive income (loss):
 Balance at beginning of year               3,897,371                      (2,246,575)                      1,138,941

 Unrealized gains (losses) on
    securities, net of
    reclassification adjustment,
    net of tax (note 3)                      (316,681)     (316,681)        6,143,946      6,143,946       (3,385,516)   (3,385,516)
                                          -----------    ----------       -----------      ---------      -----------     ---------

 Comprehensive income (loss)                            (75,923,728)                     (13,407,419)                     3,741,621
                                                         ==========                       ==========-                     =========

    Balance at end of year                  3,580,690                       3,897,371                      (2,246,575)
                                          -----------                     -----------                      ----------
Treasury stock:

 Balance at beginning and at end
    of year                                (7,694,525)                     (7,694,525)                     (7,694,525)
                                          -----------                     -----------                      ----------

 Total shareholders' equity at
    end of year                         $  27,515,929                     123,104,279                     137,698,575
                                          ===========                     ============                    ===========

     See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                  Years ended December 31, 2001, 2000 and 1999

                                                                2001               2000                  1999
                                                            ------------       --------------       -------------
Cash flows from operating activities:

   Net income (loss)                                       $ (75,607,047)      (19,551,365)            7,127,137

   Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:

     Depreciation and amortization                             1,848,981         2,734,855             4,312,400
     Goodwill impairment                                      18,446,886              -                     -
     Impairment of other investments                           2,176,231              -                     -
     Cumulative effect of change in accounting principle         489,554              -                     -
     Change in deferred Federal income taxes                  16,086,659       (10,287,306)              100,764
     Change in accrued investment income                       1,372,346           307,007               426,944
     Change in premiums receivable                             3,518,337           558,442           (10,546,651)
     Change in reinsurance balances receivable                (7,808,248)      (50,365,554)             (862,354)
     Change in ceded unpaid claims and claim
        adjustment expenses                                  (27,867,939)           21,819            (2,269,326)
     Change in ceded unearned premiums                        24,172,393       (22,846,077)             (760,982)
     Change in deferred policy acquisition costs
        and deferred ceding commission income                   (886,282)       12,638,482            (3,607,531)
     Change in other assets                                      432,256          (734,871)           (2,795,813)
     Change in unpaid claims and claim adjustment
        expenses                                              16,899,187        29,836,469            (3,984,566)
     Change in unearned premiums                             (24,604,437)       (9,786,141)           18,618,108
     Change in commissions payable                             4,436,611           355,072            (2,649,644)
     Change in accounts payable                                 (664,171)        1,158,081             1,886,907
     Change in reinsurance balances payable                  (19,380,202)       19,254,839             6,571,553
     Change in deferred revenue                                7,434,650           404,311              (707,427)
     Change in drafts payable                                 (1,845,254)        4,656,535            (1,628,532)
     Change in funds held under reinsurance agreements           (66,095)       47,850,000                  -
     Change in other liabilities                                (120,555)          (33,446)             (372,535)
     Change in current Federal income taxes                      151,485        (1,521,613)            4,917,298
                                                           -------------       ------------          ------------
        Net cash provided by (used for) operating
           activities                                      $ (61,384,654)        4,649,539            13,775,750
                                                           -------------       ------------          ------------

                                                                     (continued)

                         GAINSCO, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                  Years ended December 31, 2001, 2000 and 1999

                                                                  2001               2000                  1999
                                                              ------------       --------------       -------------

Cash flows from investing activities:

   Bonds held to maturity:
      Matured                                                $      -                  -              17,833,400
   Bonds available for sale:
      Sold                                                     61,152,815         80,469,659          32,934,481
      Matured                                                  19,294,852         32,030,354          11,177,942
      Purchased                                               (20,531,623)       (98,744,876)        (61,910,875)
   Common stock purchased                                           -             (6,027,392)              -
   Common stock sold                                            6,027,392              -                   -
   Other investments purchased                                      -             (3,959,136)           (973,169)
   Other investments sold                                         382,868            690,016               3,148
   Certificates of deposit matured                                660,000            740,000             510,000
   Certificates of deposit purchased                             (460,000)          (545,000)           (370,000)
   Net change in short-term investments                        (4,795,577)         5,792,476         (41,728,589)
   Property and equipment disposed (purchased)                    622,347         (1,341,872)           (568,270)
   Net assets acquired through purchase of
      subsidiary (net of cash acquired of $662,422 - 2000)
                                                                    -             (8,488,225)         (2,012,500)
   Net assets disposed of through sale of
      subsidiary (net of cash acquired of $847,617 - 2001)
                                                                 (198,765)             -                   -
                                                               ----------         ----------          ----------

       Net cash provided by (used for) investing
          activities                                           62,154,309            616,004         (45,104,432)
                                                               ----------         ----------          ----------
Cash flows from financing activities:
   Payments on note payable                                    (5,200,000)        (2,000,000)              -
   Cash dividends paid                                           (478,971)        (1,903,832)         (1,462,820)
   Preferred stock and warrants issued (net of
      transaction fees)                                             -                  -              29,964,929
   Redeemable  preferred  stock and warrants issued (net of
      transaction fees)                                         5,365,722              -                   -
   Proceeds from exercise of common stock options                   -                544,236              49,878
                                                               ----------         ----------          ----------
       Net cash provided by (used for) financing
          activities                                             (313,249)        (3,359,596)         28,551,987
                                                               ----------         ----------          ----------
Net increase (decrease) in cash                                   456,406          1,905,947          (2,776,695)
Cash at beginning of year                                       3,111,311          1,205,364           3,982,059
                                                               ----------         ----------          ----------
Cash at end of year                                          $  3,567,717          3,111,311           1,205,364
                                                               ==========         ==========          ==========

See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

(1)   SUMMARY OF ACCOUNTING POLICIES

     (a)   Basis of Consolidation

          The accompanying consolidated financial statements include the accounts of GAINSCO, INC. ("GNA") and its wholly-owned subsidiaries (collectively, the "Company"), General Agents Insurance Company of America, Inc. ("General Agents"), General Agents Premium Finance Company, Agents Processing Systems, Inc., Risk Retention Administrators, Inc., GAINSCO Service Corp. ("GSC"), Lalande Financial Group, Inc. ("Lalande"), National Specialty Lines, Inc. ("NSL"), DLT Insurance Adjusters, Inc. ("DLT") (Lalande, NSL and DLT collectively, the "Lalande Group") and Midwest Casualty Insurance Company ("MCIC"). General Agents has one wholly owned subsidiary, MGA Insurance Company, Inc. ("MGAI") which, in turn, owns 100% of MGA Agency, Inc. GSC has one wholly owned subsidiary, MGA Premium Finance Company. GSC controls the management contract and charter of GAINSCO County Mutual Insurance Company ("GCM") and its accounts have been included in the accompanying consolidated financial statements. All significant intercompany accounts have been eliminated in consolidation.

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

     (b)   Nature of Operations

          On February 7, 2002, the Company announced its decision to discontinue writing commercial lines insurance business due to continued adverse claims development and unprofitable results.

          During 2001 the Company was predominately a property and casualty insurance company concentrating its efforts on nonstandard markets within the commercial, personal and specialty insurance lines. Beginning in 2002 the Company is predominantly a property and casualty insurance company concentrating its efforts on nonstandard personal automobile markets. During 2001 the Company was approved to write insurance in 48 states and the District of Columbia on a non-admitted basis and in 44 states and the District of Columbia on an admitted basis. The Company previously marketed its commercial lines of insurance through 200 non-affiliated general agency offices and currently markets its nonstandard personal auto line through approximately 565 non-affiliated retail agencies. Approximately 75% of the Company's gross premiums written during 2001 resulted from risks located in California, Florida, Pennsylvania and Texas.

     (c)   Investments

          Bonds available for sale, common stock and other investments are stated at fair value with changes in fair value recorded as a component of comprehensive income. Short-term investments are stated at cost.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

          The following schedule summarizes the components of other investments:

                                                  As of December 31
                                 -------------------------------------------------------
                                            2001                      2000
                                 ------------------------    ---------------------------
                                 Fair value        Cost        Fair Value         Cost
                               ------------     ---------       ---------      ---------
Equity investments             $ 1,058,613      1,058,613       2,117,226      2,117,226
Marketable securities               24,358         23,113         266,530        405,980
Note receivable                  1,028,741      1,028,741       2,057,484      2,057,484
                               ------------     ---------       ---------      ---------

     Total other investments   $ 2,111,712      2,110,467       4,441,240      4,580,690
                               ============    ==========       =========      =========

          The equity investments were predominately private equity investments that are not traded in public markets and cost was considered to approximate fair value. Cost was considered to approximate fair value for the equity investments and the note receivable because they were carried at the amount recoverable from GMSP under the put. The Company holds an embedded derivative financial instrument in common stock warrants attached to the note receivable. As of December 31, 2001 and 2000, the exercise price of the warrants was not determinable and, therefore, the warrants were not recorded in these financial statements.

          The agreement with GMSP, disclosed in note (8), provided an opportunity to convert the equity investments and the note receivable with a cost of $4.2 million to cash as of November 2002, as follows: the Company could at its option require GMSP to purchase these investments for $2.1 million, less any future cash received prior to November 2002 from the investments. GMSP could at its option require the Company to sell the equity investments and the note receivable to GMSP for $4.2 million, less any future cash received prior to November 2002 from the investments. During the second quarter of 2001, the Company recognized a permanent impairment of these investments and wrote down the carrying value to the amount recoverable from GMSP under the put. This write down amounted to $2,176,231 and was recorded as a realized capital loss in the Statement of Operations. In February 2002, GMSP consented to the early exercise of the Company's option, and the Company exercised its option to require GMSP purchase the illiquid investments for approximately $2.1 million.

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

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

          EITF 99-20 effective April 1, 2001, which resulted in reclassifying this impairment as other than temporary and recording a charge to earnings reported as a cumulative effect of change in accounting principle in its Consolidated Statement of Operations.

          Realized gains and losses on investments for the years ended December 31, 2001, 2000 and 1999 are presented in the following table:

                                             Years ended December 31
                                        -----------------------------------
                                          2001            2000       1999
                                        -------        ---------  ---------
Realized gains:
   Bonds                               $ 3,576,530        17,554    684,029
   Common stock                          2,730,923         -            -
   Sale of subsidiary                      281,667         -            -
   Other investments                        20,265        33,602        -
                                         ---------      --------    -------
     Total realized gains                6,609,385        51,156    684,029
                                         ---------      --------    -------

Realized losses:
   Bonds                                    17,456     1,958,067     78,423
   Other investments                       140,506         -            -
   Impairment of other investments       2,176,231         -            -
                                         ---------      --------    -------

     Total realized losses               2,334,193     1,958,067     78,423
                                         ---------      --------    -------

        Net realized gains (losses)    $ 4,275,192    (1,906,911)   605,606
                                         =========     =========    =======

          During 2001, approximately $61.2 million in bond securities were sold for a pre-tax gain of $3,576,530 in order to generate realized capital gains and offset the Company's realized capital loss carryforward for Federal income tax purposes. During 2000, approximately $80.5 million in bond securities were sold for a pre-tax loss of $1,906,911 and a large portion of the proceeds were reinvested in bond securities with an average taxable equivalent yield of more than 150 basis points over the bond securities that were sold.

          Proceeds from the sale of bond securities totaled $61,152,815, $80,469,659 and $32,934,481 in 2001, 2000 and 1999, respectively.
          Proceeds from the sale of common stocks totaled $6,027,392 in 2001. There were no sales of common stocks in 2000 or 1999. Proceeds from the sale of other investments totaled $382,868, $690,016 and $3,148 in 2001, 2000 and 1999, respectively.

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

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

     (e)  Deferred Policy Acquisition Costs and Deferred Ceding Commission
          Income

          Policy acquisition costs, principally commissions, premium taxes and certain marketing and underwriting expenses, are deferred and charged to operations over periods in which the related premiums are earned. Ceding commission income, which is realized on a written basis, is deferred and recognized over periods in which the related premiums are earned. Deferred ceding commission income is netted against deferred policy acquisition costs. The change in the resulting deferred asset is charged (credited) to operations. The Company recorded impairments on its deferred policy acquisition costs at December 31, 2001 of $2,487,009 related to the property and commercial auto lines of business and at December 31, 2000 of $501,930 related to the property and nonstandard personal auto lines of business.

          The marketing expenses are predominately salaries, salary related expenses and travel expenses of the Company's marketing representatives who actively solicit business from the independent general agents. The Company utilizes investment income when assessing recoverability of deferred policy acquisition costs.

          Information relating to these net deferred amounts, as of and for the years ended December 31, 2001, 2000 and 1999 is summarized as follows:

                                                               2001           2000          1999
                                                             ---------    -----------    -----------
Asset balance, beginning of period                         $ 2,301,944     14,927,673     11,320,142
                                                             ---------    -----------    -----------

   Asset balance acquired through purchase of subsidiary        -              12,753          -

   Deferred commissions                                     22,961,339     34,050,455     27,149,110

  Deferred premium taxes, boards & bureaus and fees          2,410,409      2,792,869      3,129,942

  Deferred marketing and underwriting expenses               2,346,330      2,968,031      3,078,115

  Deferred ceding commission income                         (4,274,975)   (12,623,698)      (212,127)

   Amortization                                            (20,069,812)   (39,324,209)   (29,537,509)

   Impairment                                               (2,487,009)      (501,930)         -
                                                             ---------    -----------    -----------
      Net change                                               886,282    (12,625,729)     3,607,531
                                                             ---------    -----------    -----------
Asset balance, end of period                               $ 3,188,226      2,301,944     14,927,673
                                                             =========    ===========    ===========

          The decrease in deferred commissions in 2001 is primarily attributable to the decrease in premium writings in 2001. The decrease in deferred ceding commission income in 2001 is primarily related to the decrease in the quota share cession percentages and the decrease in writings in 2001.

          The increase in the deferred ceding commission income in 2000 is a result of the quota share reinsurance agreement effective December 31, 2000, whereby the Company ceded 100% of its commercial auto liability unearned premiums and 50% of all other commercial business unearned premiums.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

     (f)   Property and Equipment

          Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets (30 years for buildings and primarily 5 years for furniture and software and 3 years for equipment).

          The following schedule summarizes the components of property and equipment:

                                                      As of December 31
                                                ----------------------------
                                                    2001              2000
                                                ----------        ----------
Land                                           $   865,383           865,383
Buildings                                        6,391,739         6,332,850
Furniture and equipment                          5,219,400         5,709,400
Software                                         3,600,238         4,782,276
Accumulated depreciation and amortization       (9,851,888)       (9,745,505)
                                                ----------        ----------
                                               $ 6,224,872         7,944,404
                                                ==========        ==========

     (g)   Software Costs

          Computer software costs relating to programs for internal use are recorded in property and equipment and are amortized using the straight-line method over five years or the estimated useful life, whichever is shorter. As the Company exits commercial lines, future write-offs of software and equipment will likely occur.

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

          The Company decided to no longer pursue a long-term geographic expansion strategy in personal automobile beyond that of its core operation in Florida, and sold Tri-State to Tri-State's president for $935,000 in cash on August 31, 2001. The remaining goodwill associated with the Tri-State acquisition of $5,086,283 was recorded as goodwill impairment during the second quarter of 2001. The Company recognized a capital loss for tax purposes of $5,066,423 from this sale during the second quarter of 2001.

          In December 2001 the Company recorded an impairment of $13,360,603 on the goodwill associated with the 1998 acquisition of the Lalande Group. The remaining goodwill of $3,468,507 reflects

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

          estimated fair valuation levels of agencies in the personal automobile marketplace. Effective in 2002, goodwill will no longer be amortized but will be subject to an impairment test based on its estimated fair value. Therefore, additional impairment losses could be recorded in future periods.

          In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (Statement 141) and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (Statement 142). Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

          The Company adopted the provisions of Statement 141 effective July 1, 2001 and Statement 142 effective January 1, 2002. The adoption of Statement 141 had no impact on the consolidated financial statements. The adoption of Statement 142 will result in the Company no longer amortizing the remaining goodwill.

          Statement 141 required, upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company is required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

          Prior to adoption of Statement 142, the Company recorded an impairment of $13,360,603 on the goodwill associated with the 1998 acquisition of the Lalande Group. This action was taken to reflect estimated fair valuation levels of agencies in the personal automobile marketplace.

          As of the date of adoption, the Company had unamortized goodwill in the amount of $3,468,507 that will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $881,965, $963,700 and $688,645 for the years ended December 31, 2001, 2000 and 1999, respectively.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

     (i)  Treasury Stock

          The Company records treasury stock in accordance with the "cost method" described in Accounting Principles Board Opinion (APB) 6. The Company held 844,094 shares as treasury stock at December 31, 2001 and 2000 with a cost basis of $9.12 per share.

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

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

                                                                               As of and for the
                                                                             years ended December 31
                                                                          ------------------------------
                                                                            2001       2000       1999
                                                                          --------    -------    -------
                                                                              (Amounts in thousands)
Unpaid claims and claim adjustment expenses, beginning of period         $ 164,160    132,814    136,798
Less: Ceded unpaid claims and claim adjustment expenses, beginning
        of period                                                           37,703     37,299     35,030
                                                                          --------    -------    -------
Net unpaid claims and claim adjustment expenses, beginning of period       126,457     95,515    101,768
                                                                          --------    -------    -------
Net claims and claim adjustment expense incurred related to:

   Current period                                                           56,920    124,077     75,976
   Prior periods                                                            30,506     19,362        373
                                                                          --------    -------    -------
     Total net claim and claim adjustment expenses incurred                 87,426    143,439     76,349
                                                                          --------    -------    -------
Net claims and claim adjustment expenses paid related to:

   Current period                                                           26,776     58,898     32,651
   Prior periods                                                            71,619     54,683     49,951
                                                                          --------    -------    -------
     Total net claim and claim adjustment expenses paid                     98,395    113,581     82,602
                                                                          --------    -------    -------
Net reserves acquired through purchase of subsidiary                           -        1,084       -
                                                                          --------    -------    -------
Net unpaid claims and claim adjustment expenses, end of period             115,488    126,457     95,515
Plus: Ceded unpaid claims and claim adjustment expenses, end of period      65,571     37,703     37,299
                                                                          --------    -------    -------
Unpaid claims and claim adjustment expenses, end of period               $ 181,059    164,160    132,814
                                                                          ========    =======    =======

          For 2001 the development in claims and claim adjustment expense incurred was primarily the result of unanticipated development of commercial auto and commercial general liability claims for the 2000, 1999 and 1998 accident years. For 2000 the development in claims and claim adjustment expenses incurred was primarily the result of unanticipated development of commercial auto claims for the 1999, 1997 and 1996 accident years. At December 31, 2001 the Company believes that the carried reserves and the reinsurance agreements currently in force are sufficient to support the future emergence of prior year claim and claim adjustment expenses.

     (l)   Income Taxes

          The Company and its subsidiaries file a consolidated Federal income tax return. Deferred income tax items are accounted for under the "asset and liability" method which provides for temporary differences between the reporting of earnings for financial statement purposes and for tax purposes, primarily deferred policy acquisition costs, the discount on unpaid claims and claim adjustment expenses, net operating loss carry forwards and the nondeductible portion of the change in unearned premiums. The Company paid income taxes of $0, $280,000 and $1,340,161 during 2001, 2000 and 1999, respectively. The Company received Federal income tax refunds totaling $250,000, $251,644 and $5,144,060 during 2001, 2000 and 1999, respectively.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

     (m)   Earnings Per Share

          The following table sets forth the computation of basic and diluted earnings per share:

                                                                      Years ended December 31
                                                          --------------------------------------------
                                                              2001              2000           1999
                                                          -------------    -------------   -----------
Basic earnings (loss) per share:
-------------------------------
   Numerator:
     Net income (loss)                                    $ (75,607,047)     (19,551,365)    7,127,137
     Less: Preferred stock dividends                            461,344          434,000       108,500
     Less: Accretion of discount on preferred stock           1,867,150          346,164          -
                                                          -------------    -------------   -----------
     Net income (loss) available to common shareholders   $ (77,935,541)     (20,331,529)    7,018,637
                                                          -------------    -------------   -----------
   Denominator:
     Weighted average shares outstanding                     21,169,736       21,027,699    20,903,723
                                                          -------------    -------------   -----------
       Basic earnings (loss) per share                    $       (3.68)            (.97)          .34
                                                                   ====              ===           ===
Diluted earnings (loss) per share:
---------------------------------
   Numerator:
     Net income (loss)                                    $ (75,607,047)     (19,551,365)    7,127,137
                                                          -------------    -------------   -----------
   Denominator:
     Weighted average shares outstanding                     21,169,736       21,027,699    20,903,723
     Effect of dilutive securities:
        Employee stock options                                    -                -           157,536
        Convertible preferred stock                           1,430,769        6,200,000     1,430,769
                                                          -------------    -------------   -----------
        Weighted average shares and assumed conversions      22,600,505       27,227,699    22,492,028
                                                          -------------    -------------   -----------
         Diluted earnings (loss) per share (1)            $       (3.68)            (.97)          .32
                                                                   ====              ====          ===

          (1) The effects of common stock equivalents and convertible preferred stock are antidilutive for the 2001 and 2000 periods; therefore, diluted earnings (loss) per share is reported the same as basic earnings (loss) per share.

     (n)   Stock-Based Compensation

          In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"). Statement 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument. Under Statement 123, the Company elects to measure compensation costs using the intrinsic value based method of accounting prescribed by APB 25 "Accounting for Stock Issued to Employees".

     (o)   Accounting Pronouncements

          Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"("Statement 133"), as amended. Statement 133 establishes accounting and reporting standards for derivative instruments and requires that an entity recognize all derivatives as either assets or liabilities in the financial statements and measure those instruments at fair value with changes in fair value recorded through the income statement. The adoption of Statement 133 had no impact on the consolidated financial statements.

          In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (Statement 144), establishing financial accounting and reporting for the impairment or disposal of long-lived assets. Statement 144 is effective for fiscal years beginning after December 15, 2001. Pursuant to Statement 144 the discontinuance of commercial lines will not be reported as discontinued operations. The Company believes that the adoption of Statement 144 will have no other effect on the Company's financial position or results of operation.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

(2)   INVESTMENTS

     The following schedule summarizes the components of net investment income:

                                                       Years ended December 31
                                           --------------------------------------------
                                               2001            2000             1999
                                           -----------    ------------    -------------
Investment income on:
   Fixed maturities                       $ 11,022,596      12,137,120        9,086,506
   Common stocks                               378,980         602,300            -
   Other investments                             1,418         109,307            -
   Short-term investments                    1,288,027       2,266,657        1,019,238
                                           -----------    ------------    -------------
                                            12,691,021      15,115,384       10,105,744
   Investment expenses                      (4,600,223)     (1,022,470)        (383,531)
                                           -----------    ------------    -------------
     Net investment income                $  8,090,798      14,092,914        9,722,213
                                           ===========    ============    =============


     The increase in investment expenses was primarily due to the interest charge required under the reserve reinsurance cover agreement the Company entered into effective December 31, 2000. The Company is required to maintain a funds held liability and to increase this liability at an annual interest rate of 7.5%.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

     The following schedule summarizes the amortized cost and estimated fair values of investments in debt securities:

                                                                  Gross       Gross      Estimated
                                                    Amortized   Unrealized  Unrealized     Fair
                                                      Cost        Gains       Losses       Value
                                                   ----------    ---------   ---------   ---------
                                                               (Amounts in thousands)
Fixed maturities:

  Bonds available for sale:
     U.S. Government securities - 2001               $ 16,730          470        (33)       17,167
     U.S. Government securities - 2000                 21,138          205        (26)       21,317

     Tax-exempt state & municipal bonds - 2001          8,912          227           -        9,139
     Tax-exempt state & municipal bonds - 2000         45,284          330       (142)       45,472

     Corporate bonds - 2001                           101,727        5,632       (871)      106,488
     Corporate bonds - 2000                           121,564        4,857       (868)      125,553

  Certificates of deposit - 2001                          645           -          -            645
  Certificates of deposit - 2000                          845           -          -            845

        Total Fixed maturities - 2001                 128,014        6,329       (904)      133,439
        Total Fixed maturities - 2000                $188,831        5,392     (1,036)      193,187

     The amortized cost and estimated fair value of debt securities at December 31, 2001 and 2000, by maturity, are shown below.


                                                           2001                         2000
                                                -------------------------    -------------------------
                                                                Estimated                   Estimated
                                                   Amortized      Fair        Amortized        Fair
                                                     Cost        Value          Cost          Value
                                                 -----------    ---------    -----------    ----------
                                                                (Amounts in thousands)
Due in one year or less                            $  15,463       15,045         22,203       22,274
Due after one year but within five years              68,984       72,670        102,822      103,944
Due after five years but within ten years             42,135       44,156         59,531       62,601
Due after ten years but within twenty years            1,432        1,568          4,275        4,368
Due beyond twenty years                                  -            -              -            -
                                                     -------      -------        -------      -------
                                                   $ 128,014      133,439        188,831      193,187
                                                     =======      =======        =======      =======

     Investments of $15,398,298 and $16,507,427, at December 31, 2001 and
     2000, respectively, were on deposit with various regulatory bodies as required by law.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

(3)   ACCUMULATED OTHER COMPREHENSIVE INCOME

     The following schedule presents the components of other comprehensive income:


                                                                  Years ended December 31
                                                          -------------------------------------------
                                                                2001          2000           1999
                                                             ---------      ---------     ---------
Unrealized gains (losses) on securities:

    Unrealized holding gains (losses) during period        $ 5,689,937      7,455,491    (4,613,296)

    Less:  Reclassification  adjustment  for  amounts
    included in net income for realized gains (losses)       6,169,756     (1,906,911)      605,606
                                                             ---------      ---------    ----------
    Other comprehensive income (loss) before
      Federal income taxes                                    (479,819)     9,362,402    (5,218,902)

    Federal income tax expense (benefit)                      (163,138)     3,218,456    (1,833,386)
                                                             ---------      ---------    ----------
      Other comprehensive income (loss)                    $  (316,681)     6,143,946    (3,385,516)
                                                             ---------      ---------    ----------


     The 2001 reclassification adjustment for amounts included in net income for realized gains (losses) excludes the realized gain on the sale of subsidiary and the realized loss due to the impairment of other investments because these amounts were not a component of accumulated other comprehensive income as of December 31, 2000.

(4)   NOTE PAYABLE

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

     In March 2001, the credit agreement was amended, specific breaches of covenants were waived, $2,500,000 in principal was prepaid and certain terms were amended. Interest was due monthly at an interest rate that approximates the 30-day LIBOR plus 250 basis points with an increase of 25 basis points each quarter beginning October 1, 2001 (4.89375% at December 31, 2001). Principal payments of $500,000 were due each quarter and were scheduled to increase to $750,000 beginning April 1, 2002, with the balance of $6,500,000 due at maturity of the note on November 1, 2003.

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

     On February 27, 2002 the Company entered into an amendment to the credit agreement which cured covenant breaches and provided for principal prepayments. The Company prepaid $6,100,000 of the indebtedness outstanding under the credit agreement on March 4, 2002. Several covenants in the

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

     existing credit agreement were eliminated or modified by the amendment and the interest rate was changed to a base rate (which approximates prime) plus 175 basis points. The remaining $4,200,000 principal balance under the credit agreement is payable in 2003.

     The Company recorded interest expense of $842,368, $1,409,378 and $1,265,529 during 2001, 2000 and 1999, respectively. The Company paid interest of $920,227, $1,286,438 and $1,367,292 during 2001, 2000 and
     1999, respectively. The Company made unscheduled principal prepayments of $2,500,000, $500,000 and $200,000 in the first, third and fourth quarters of 2001, respectively, and scheduled principal payments of $500,000 in January, April, July and October of 2001 and in January 2002.

(5)   REINSURANCE

     On February 7, 2002, the Company announced its decision to cease writing commercial lines insurance due to continued adverse claims development and unprofitable underwriting results. Commercial lines insurance also includes specialty lines.

     CEDED

     Commercial Lines

     Prior to 1999 and beginning in 2001, the Company wrote commercial casualty policy limits of $1,000,000. For policies with an effective date occurring from 1995 through 1998, and policies with an effective date occurring during 2001 or 2002, the Company has first excess casualty reinsurance for 100% of casualty claims exceeding $500,000 up to the $1,000,000 limits, resulting in a maximum net claim retention per risk of $500,000 for such policies. During 1999 and 2000, the Company wrote commercial casualty policy limits of $5,000,000. For policies with an effective date occurring in 1999 or 2000, the Company has first excess casualty reinsurance for 100% of casualty claims exceeding $500,000 up to $1,000,000 and second excess casualty reinsurance for 100% of casualty claims exceeding $1,000,000 up to the $5,000,000 limits, resulting in a maximum net claim retention per risk of $500,000. The Company uses facultative reinsurance for policy limits written in excess of the limits reinsured under the excess casualty reinsurance agreements.

     Effective December 31, 2000 the Company entered into a quota share reinsurance agreement whereby the Company ceded 100% of its commercial auto liability unearned premiums and 50% of all other commercial business unearned premiums at December 31, 2000 to a non-affiliated reinsurer. For policies with an effective date of January 1, 2001 through December 31, 2001, the Company entered into a quota share reinsurance agreement whereby the Company ceded 21.03% of its commercial business to a non-affiliated reinsurer. Also effective December 31, 2000, the Company entered into a reserve reinsurance cover agreement with a non-affiliated reinsurer. This agreement reinsures the Company's ultimate net aggregate liability in excess of $32,500,000 up to an aggregate limit of $57,150,000 for net commercial auto liability losses and loss adjustment expense incurred but unpaid as of December 31, 2000. At December 31, 2001 a deferred reinsurance gain of $7,937,531 has been recorded in deferred revenues and $1,112,469 has been recorded in other income which represents the reserve development under the reserve reinsurance cover agreement since its inception at December 31, 2000. The deferred gain item will be recognized in income in future periods based upon the ratio of claims paid in the $57,150,000 layer to the total of the layer. The Company established a reinsurance balance receivable and a liability for funds held under reinsurance agreements for the reserves transferred at December 31, 2001 and December 31, 2000. Also in connection

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

     with this agreement, the Company is required to maintain assets in a trust fund with a fair value at least equal to the funds held liability. The trust fund was established during the third quarter of 2001 and at December 31, 2001 the assets in the trust had a fair value of $49,553,698. Because the Company's statutory policyholders' surplus fell below certain levels specified in the agreement, the reinsurer has the option to direct the trustee to transfer the assets of the trust to the reinsurer. If the reinsurer were to exercise its option, based upon December 31, 2001 balances, investments and funds held under reinsurance agreements would each be reduced by approximately $47,800,000. The reinsurer would continue to be responsible for reimbursing the Company for claim payments covered under this agreement.


     Prior to 2002, the Company also had excess casualty clash reinsurance for $5,000,000 in ultimate net losses on any one accident in excess of $1,000,000 in ultimate net losses arising out of each accident. Beginning in 2002, the Company has excess casualty clash reinsurance for 35% of $5,000,000 in ultimate net losses on any one accident in excess of $1,000,000 in ultimate net losses arising out of each accident.

     Specialty Lines

     For its lawyers professional liability coverages with policy effective dates occurring during 2001 or prior, the Company has quota share reinsurance for 50% of the first $1,000,000 of professional liability claims and excess casualty reinsurance for 100% of professional liability claims exceeding $1,000,000 up to $5,000,000 policy limits resulting in a maximum net claim retention per risk of $500,000.

     For its real estate agents professional liability coverages with policy effective dates prior to August 1, 2001, the Company has quota share reinsurance for 25% of the first $1,000,000 of professional liability claims resulting in a maximum net claim retention per risk of $750,000. For policies with an effective date occurring on August 1, 2001 through April 15, 2002, the Company has quota share reinsurance for 50% of the first $1,000,000 of professional liability claims resulting in a maximum net claim retention per risk of $500,000.

     For its educators professional liability coverages with policy effective dates occurring during 2001 or prior, the Company has quota share reinsurance for 60% of the first $1,000,000 of professional liability claims and excess casualty reinsurance for 100% of professional liability claims exceeding $1,000,000 up to $5,000,000 policy limits resulting in a maximum net claim retention per risk of $400,000.

     For its directors and officers liability coverages with policy effective dates occurring prior to 2001, the Company has quota share reinsurance for 90% of the first $5,000,000 of professional liability claims resulting in a maximum net claim retention per risk of $500,000. For policies with an effective date occurring during 2001, the Company has quota share reinsurance for 85% of the first $5,000,000 of professional liability claims resulting in a maximum net claim retention per risk of $750,000.

     For its miscellaneous professional liability coverages with policy effective dates occurring during 2001 or prior, the Company has quota share reinsurance for 50% of the first $1,000,000 of professional liability claims resulting in a maximum net claim retention per risk of $500,000.

      Personal Lines

     For its umbrella coverages with policy effective dates occurring during 2001 or prior, the Company has excess casualty reinsurance for 100% of umbrella claims exceeding $1,000,000 up to $10,000,000 policy limits. For policies with an effective date occurring prior to February 1, 2001, the Company has quota share reinsurance for 75% of the first $1,000,000 of umbrella claims resulting in a maximum net claim retention per risk of $250,000. For policies with an effective date occurring February 1, 2001 through December 31, 2001, the Company has quota share reinsurance for 77.5% of the first $1,000,000 of umbrella claims resulting in a maximum net claim retention per risk of $225,000.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

     Prior to 2002, for its personal auto coverages, the Company has excess casualty clash reinsurance for $5,000,000 in ultimate net losses on any one accident in excess of $1,000,000 in ultimate net losses arising out of each accident. Beginning in 2002, the Company has excess casualty clash reinsurance for 35% of $5,000,000 in ultimate net losses on any one accident in excess of $1,000,000 in ultimate net losses arising out of each accident.

     The Company's personal auto business is produced by NSL and, prior to August 1, 2001, by Tri-State or written on a direct basis through MCIC. For business produced by NSL with an effective date of April 1, 2000 through December 31, 2000, the Company has excess of loss reinsurance for 100% of claims in excess of $25,000 up to the $100,000 policy limits and quota share reinsurance for 20% of the first $25,000 of claims resulting in a maximum net claim retention per risk of $20,000. For business produced by NSL with an effective date of January 1, 2001 through December 31, 2001, the Company has excess of loss reinsurance for 100% of claims in excess of $25,000 up to the $100,000 policy limits and quota share reinsurance for 50% of the first $25,000 of claims resulting in a maximum net claim retention per risk of $12,500. Effective December 31, 2001, the Company's personal lines excess of loss and quota share reinsurance treaties expired and were not replaced. Under the terms of these treaties, the reinsurer remains liable for claims with regard to policies in force at the date of expiration. Beginning in 2002 the Company no longer writes nonstandard personal auto limits in excess of $25,000.

     For business produced by Tri-State or written on a direct basis with MCIC with an effective date prior to August 1, 2001, the Company has excess of loss reinsurance for 100% of claims in excess of $25,000 up to the $100,000 policy limits and quota share reinsurance for 50% of the first $25,000 of claims resulting in a maximum net claim retention per risk of $12,500 and therefore has no need for excess of loss reinsurance.

     For 2001, the Company carried catastrophe property reinsurance to protect it against catastrophe occurrences for 95% of the property claims that exceed $1,500,000 but do not exceed $13,000,000 for a single catastrophe as well as second event catastrophe property reinsurance for 100% of $1,000,000 excess of $500,000 on a second catastrophic event. Beginning in 2002, the Company carries catastrophe property reinsurance to protect it against catastrophe occurrences for property claims that exceed $500,000 but do not exceed $7,000,000.

     Effective August 1, 2001, MGAI and MCIC entered into a fronting arrangement with Tri-State. All business written under this fronting arrangement is ceded to a non-affiliated reinsurer rated "A+ (Superior)" by Best's. The reinsurer has fully indemnified the Company against business, credit and insurance risk.

     MGAI utilized a reinsurance arrangement in Florida whereby premiums were ceded to a non-affiliated authorized reinsurer and the reinsurer ceded the premiums to General Agents. This was necessary because General Agents was not an authorized reinsurer in Florida until the fourth quarter of 2000. This program is currently in run off.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

     GCM has entered into fronting arrangements with non-affiliated insurance companies. GCM retains no portion as the business written under these agreements is 100% ceded. Although these cessions are made to authorized reinsurers rated "A- (Excellent)" or better by Best's, the agreements require that collateral (in the form of trust agreements and/or letters of credit) be maintained to assure payment of the unearned premiums and unpaid claims and claim adjustment expenses relating to the risks insured under these fronting arrangements. The balances in such accounts as of December 31, 2001 and 2000 total $11,548,559 and $24,148,000, respectively.

     The amounts deducted in the consolidated financial statements for reinsurance ceded as of and for the years ended December 31, 2001, 2000 and 1999 respectively, are set forth in the following table.

                                                                               2001          2000           1999
                                                                            ----------    ----------      ---------
        Premiums earned                                                   $ 71,935,247    11,796,216      2,745,843
        Premiums earned - Florida business                                $    598,135    13,928,709      9,360,816
        Premiums earned - plan servicing                                  $      -             -            977,684
        Premiums earned - fronting arrangements                           $ 17,605,870    27,864,491     47,415,305

        Claims and claim adjustment expenses                              $ 68,950,651    15,824,110      5,867,896
        Claims and claim adjustment expenses - Florida business           $  1,075,935    13,215,687      6,998,999
        Claims and claim adjustment expenses - plan servicing             $    409,339     1,094,163      3,456,779
        Claims and claims adjustment expenses - fronting arrangements     $ 11,645,471    20,315,134     35,075,008

     Premiums and claims ceded to the commercial automobile plans of Arkansas, California, Louisiana, Mississippi and Pennsylvania are designated as "plan servicing".

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

     The amounts included in the Consolidated Balance Sheets for reinsurance ceded under fronting arrangements and reinsurance ceded to the commercial automobile plans of Arkansas, California, Louisiana, Mississippi, and Pennsylvania were as follows:

                                                                        2001          2000         1999
                                                                    -----------    ---------    ----------
Unearned premiums - Florida business                                $    -           617,477     7,817,052
Unearned premiums - plan servicing                                  $    -              -            -
Unearned premiums - fronting arrangements                           $ 6,135,014    6,642,887    14,263,564

Unpaid claims and claim adjustment expenses - Florida business      $ 1,222,401    4,253,582     2,651,273
Unpaid claims and claim adjustment expenses - plan servicing        $ 1,578,861    4,700,008     8,094,763
Unpaid claims and claim adjustment expenses fronting arrangements   $ 6,411,608    9,481,175    13,575,089

      The Company remains directly liable to its policyholders for all policy obligations and the reinsuring companies are obligated to the Company to the extent of the reinsured portion of the risks.

      Assumed

      The Company, from time to time, utilizes reinsurance arrangements with various non-affiliated admitted insurance companies, whereby the Company underwrites the coverage and assumes the policies 100% from the companies. These arrangements require that the Company maintain escrow accounts to assure payment of the unearned premiums and unpaid claims and claim adjustment expenses relating to risks insured through such arrangements and assumed by the Company. As of December 31, 2001, 2000 and 1999, the balance in such escrow accounts totaled $9,578,691, $15,059,497 and $13,200,000, respectively. For 2001, 2000 and 1999 the premiums earned by assumption were $3,131,323, $18,243,710 and $5,396,727, respectively. The assumed unpaid claims and claim adjustment expenses were $1,839,889 $5,142,488 and $3,148,901, respectively.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

(6)  FEDERAL INCOME TAXES

     In the accompanying consolidated statements of operations, the provisions for Federal income tax as a percent of related pretax income differ from the Federal statutory income tax rate. A reconciliation of income tax expense using the Federal statutory rates to actual income tax expense follows:

                                                             2001             2000          1999
                                                         --------------   -------------  --------

Income tax expense (benefit) at 34% - 2001 and 2000,
  35% - 1999                                          $ (20,087,828)   (10,522,791)     2,919,455
   Tax-exempt interest income                              (240,604)      (988,145)    (2,137,175)
   Dividends received deduction                             (76,959)      (144,767)        (1,620)
   Amortization of goodwill                                 299,868        327,658        241,026
   Goodwill impairment                                    6,271,941           -              -
   Tax loss on sale of Tri-State                         (1,715,943)          -              -
   Deferred tax asset valuation allowance                31,534,712           -              -
   Other, net                                                50,458        (69,975)       192,477
                                                        ------------   ------------    ----------

     Income tax expense (benefit)                     $  16,035,645    (11,398,020)     1,214,163
                                                        ============   ============    ==========

     Under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"), the primary objective is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. As a consequence, the portion of the tax expense, which is a result of the change in the deferred tax asset or liability, may not always be consistent with the income reported on the statement of operations.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

     The following table represents the tax effect of temporary differences giving rise to the net deferred tax asset established under Statement 109.

                                                                                       As of December 31
                                                                                -------------------------
                                                                                   2001            2000
                                                                               -----------     ----------

Deferred tax assets:
  Unpaid claims and claims adjustment expenses                               $   5,596,158      5,692,474
  Unearned premiums                                                              1,778,305      1,807,709
  Deferred service fee income                                                       69,708         81,654
  Deferred reinsurance gain                                                      2,698,761           -
  Impairments of securities                                                        992,113           -
  Allowance for doubtful accounts                                                1,004,752         74,663
  Alternative minimum tax credit                                                 2,619,735      3,514,715
  Net operating loss                                                            19,818,063      7,710,640
  Capital loss                                                                       5,772        648,350
  Stock options exercised                                                             -           177,093
  Other                                                                             22,044           -
                                                                              ------------     ----------
   Total deferred tax assets                                                    34,605,411     19,707,298
                                                                              ------------     ----------
Deferred tax liabilities:
  Deferred policy  acquisition  costs and deferred ceding commission income        321,268        782,661
  Unrealized gains on investments                                                1,844,947      2,008,760
  Depreciation and amortization                                                    584,334      1,068,177
  Accrual of discount on bonds                                                     320,150        173,290
  Other                                                                             -               3,084
                                                                              ------------    -----------
   Total deferred tax liabilities                                                3,070,699      4,035,972
                                                                              ------------    -----------
      Net deferred tax assets before valuation allowance                        31,534,712     15,671,326

      Valuation allowance                                                      (31,534,712)           -
                                                                              ------------    -----------
      Net deferred tax assets                                                $      -          15,671,326
                                                                              ============     ==========

     In assessing the realization of its deferred tax assets, management considers whether it is more likely than not that a portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon management's consideration of expected reversal of deferred tax liabilities and projected future taxable income, management believes it is more likely than not that the Company will not realize the benefits of these deferred tax assets in the near future.

     As of December 31, 2001, the Company has net operating loss carry forwards for tax purposes of approximately $1,639,332, $30,985, $23,531,349 and $33,086,756 which, if not utilized, will expire in 2018, 2019, 2020 and 2021, respectively. As of December 31, 2001 the Company has capital loss carry forwards of $16,976 for tax purposes which, if not utilized, will expire in 2005.

(7)  SHAREHOLDERS' EQUITY

     GNA has 250,000,000 shares of authorized $.10 par value common stock (the "Common Stock"). Of the authorized shares 22,013,830 were issued as of December 31, 2001 and 2000, respectively, and 21,169,736 were outstanding as of December 31, 2001 and 2000, respectively. GNA also has 10,000,000 shares of preferred stock with $100 par value authorized of which none were issued and outstanding at December 31, 2001 and 31,620 shares were issued and outstanding as of December 31, 2000

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

     On October 4, 1999 GNA sold to GMSP, for an aggregate purchase price of $31,620,000 (i) 31,620 shares of Series A Preferred Stock, which are convertible into 6,200,000 shares of Common Stock at a conversion price of $5.10 per share, (ii) the Series A Warrant to purchase an aggregate of 1,550,000 shares of Common Stock at an exercise price of $6.375 per share and (iii) the Series B Warrant to purchase an aggregate of 1,550,000 shares of Common Stock at an exercise of $8.50 per share. As a result of the value attributable to the Common Stock purchase warrants issued with the Series A Preferred Stock, the Series A Preferred Stock was issued at a discount which is being amortized over a five year period using the effective interest method. Proceeds were allocated based upon the relative fair values of the Series A Preferred Stock, and the Series A Warrants and the Series B Warrants. The Series A Warrants and the Series B Warrants are anti-dilutive.

     On March 23, 2001, GNA consummated the 2001 GMSP Transaction with GMSP pursuant to which, among other things, the Company issued shares of its newly created Series C Preferred Stock to GMSP in exchange for an aggregate purchase price of $3.0 million in cash.

     The annual dividend rate on the Series C Preferred Stock is 10% during the first three years and 20% thereafter. Unpaid dividends are cumulative and compounded. The Series C Preferred Stock is redeemable at GNA's option after five years and at the option of the majority holders after six years at a price of $1,000 per share plus accrued and unpaid dividends. The Series C Preferred Stock is not convertible into Common Stock.

     The agreement with GMSP was conditioned upon the following changes in the securities currently held by GMSP. The exercise prices of the Series A Warrant and the Series B Warrant held by GMSP were amended to equal $2.25 and $2.5875 per share, respectively. Each of these warrants provides for the purchase of 1,550,000 million shares of Common Stock, subject to adjustment. Further, GNA is required to redeem the outstanding shares of its Series A Preferred Stock on January 1, 2006, subject to certain conditions at a price of $1,000 per share plus accrued and unpaid dividends. Any Series A Preferred Stock unredeemed for any reason after that date would accrue interest, payable quarterly at a rate equal to eight percent per year with any unpaid interest compounded annually.

     On March 23, 2001, GNA consummated the Stallings Transaction pursuant to which, among other things, GNA issued shares of its newly created Series B Preferred Stock and a warrant to purchase an aggregate of 1,050,000 shares of Common Stock at $2.25 per share in exchange for an aggregate purchase price of $3.0 million in cash. The annual dividend provisions and the redemption provisions of the Series B Preferred Stock are the same as those for the Series C Preferred Stock. The Series B Preferred Stock is convertible into Common Stock at $2.25 per share. Subject to adjustment for certain events, the Series B Preferred Stock is convertible into a maximum of 1,333,333 shares of Common Stock. The term of the warrant is five years.

     The transaction dated March 23, 2001 results in all preferred stock being redeemable. The discount on the preferred stock is being amortized over the period until redemption using the effective interest method. At December 31, 2001, there was $13,051,000 in unaccreted discount on the preferred stock and $461,344 in accrued dividends on the Series B and Series C Preferred Stock.

     In 2000 and 1999, GNA paid quarterly cash dividends of $.0175 per share on its common stock for every quarter. The Board of Directors discontinued quarterly dividends on the common stock in February 2001.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


     The following table presents the statutory policyholders' surplus and statutory net income (loss) as of and for the years ended December 31, 2001, 2000, and 1999:

                                                                 As of and for the years ended December 31
                                                     ----------------------------------------------------------------
                                                                 2001                        2000            1999
                                                     ------------------------------      -----------     ------------
                                                      As reported       As adjusted
                                                     ------------       -----------
  Statutory policyholders' surplus:
    General Agents and MGAI                          $ 47,749,966        44,852,966       72,383,234      67,155,036
    MCIC                                                3,078,162         3,045,162        3,149,255              --
    GCM                                                 2,000,000         2,000,000        2,000,000       2,000,000
                                                     ------------       -----------      -----------      -----------
    Consolidated statutory policyholders' surplus    $ 52,828,128        49,898,128       77,532,489      69,155,036
                                                     ============       ===========      ===========      ===========
  Statutory net income (loss):
    General Agents and MGAI                          $(19,975,679)      (22,872,679)     (13,173,203)      5,703,199
    MCIC                                                 (110,898)         (143,898)         144,869              --
    GCM                                                  1,265,681        1,204,921         (331,520)       (186,918)
                                                     ------------       -----------      -----------      -----------
     Consolidated statutory net income (loss)        $(18,820,896)      (21,811,656)     (13,359,854)      5,516,281
                                                     ============       ===========      ===========      ===========

     The 2001 "as adjusted" consolidated statutory policyholders' surplus and consolidated statutory net loss reflects $3,000,000 in C & CAE reserve development that was recorded subsequent to the issuance of the statutory financial statements as filed with the respective state insurance departments. In addition, in the first quarter of 2002, General Agents declared and paid a $7,238,000 cash dividend to GNA and reduced the carrying value of an investment to $0 resulting in a write-down of approximately $2,010,000. These actions reduce consolidated statutory policyholders' surplus on a pro-forma basis to approximately $40,650,000.


     The Company's statutory capital exceeds the benchmark capital level under the Risk Based Capital formula for its insurance companies that are subject to Risk Based Capital requirements. The Company adopted the NAIC Accounting Practices and Procedures (Codification of Statutory Accounting) effective January 1, 2001, which resulted in a decrease to consolidated statutory policyholders' surplus of $1,123,936.

     Statutes in Texas, Oklahoma and North Dakota restrict the payment of dividends by the insurance company subsidiaries to the available surplus funds derived from their realized net profits. The maximum amount of cash dividends that each subsidiary ordinarily may declare without regulatory approval in any 12-month period is the greater of net income for the 12-month period ended the previous December 31 or ten percent (10%) of policyholders' surplus as of the previous December 31. In 2003, General Agents (the Oklahoma subsidiary) may declare dividends to GNA of up to $4,744,997 without regulatory approval. In 2002, MGAI (the Texas subsidiary) may declare dividends to General Agents of up to $1,924,751 without regulatory approval; and MCIC (the North Dakota subsidiary) may declare dividends to GNA of up to $307,816 without regulatory approval.

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

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

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

     On March 23, 2001, the Company consummated a transaction with Robert W. Stallings pursuant to which, among other things, the Company issued shares of its newly created Series B Preferred Stock and a warrant to purchase an aggregate of 1,050,000 shares of GNA Common Stock at $2.25 per share in exchange for an aggregate purchase price of $3.0 million in cash (the "Stallings Transaction"). See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Operations."

     On January 7, 2000, the Company expanded its personal lines business conducted through the Lalande Group through the acquisition of Tri-State, an insurance operation specializing in underwriting, servicing and claims handling of nonstandard personal auto insurance in Minnesota, North Dakota and South Dakota. Tri-State owned and operated a managing general agency, a motor vehicle driving records service company and an insurance subsidiary, MCIC that had policyholders' surplus of approximately $3,034,000. The purchase price consideration consisted of $6,000,000 in cash at closing plus additional cash payments of $1,200,000 and $1,600,000 paid in July 2000 and January 2001, respectively.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

     The pro forma unaudited results of operations for the year ending December 31, 1999, assuming the purchase of Tri-State had consummated on January 1, 1999 are presented below:

                                                              1999
                                                             -------
                                                   (Amounts in thousands,
                                                    except per share data)

Revenues                                                    $ 132,998

Net income (loss)                                           $   8,310

Basic earnings (loss) per share                             $     .40

Diluted earnings (loss) per share                           $     .37

     On August 31, 2001, the Company sold all of the stock of Tri-State to Herbert A. Hill for a cash price of $935,000. The remaining goodwill associated with the Tri-State acquisition of $5,086,283 was recorded as goodwill impairment during the second quarter of 2001. Mr. Hill is the President and a former owner of Tri-State. The Company retained MCIC which had policyholders' surplus of approximately $3,078,000 at December 31, 2001.

(9)  BENEFIT PLANS

     At December 31, 2001, the Company had two plans under which options to purchase shares of GNA's common stock could be granted: the 1995 Stock Option Plan ("95 Plan") and the 1998 Long-Term Incentive Plan ("98 Plan"). The 1990 Stock Option Plan and all unexercised options thereunder expired during 2000. The 95 Plan was approved by the shareholders on May 10, 1996 and 1,071,000 shares are reserved for issuance under this plan. Options granted under the 95 Plan have a maximum ten year term and are exercisable at the rate of 20% immediately upon grant and 20% on each of the first four anniversaries of the grant date. The 98 Plan was approved by the shareholders on July 17, 1998, and the aggregate number of shares of common stock that may be issued under the 98 Plan is limited to 1,000,000. Under the 98 Plan, stock options (including incentive stock options and non-qualified stock options), stock appreciation rights and restricted stock awards may be made. In 2000 options for 531,925 shares were granted to officers, directors and employees of the Company under the 98 Plan at an average exercise price of $5.57 per share. In 1998 options for 579,710 shares were granted to Glenn W. Anderson under an employment agreement at an exercise price of $5.75 per share. The exercise price of each outstanding option equals the market price of the GNA's common stock on the date of grant.

                        GAINSCO, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                     December 31, 2001, 2000 and 1999

     A summary of the status of the Company's outstanding options as of December 31, 2001 and 2000, and changes during the years ended December 31, 2001 and 2000 is presented below:

                                                                2001                                  2000
                                                    ---------------------------------    ----------------------------------
                                                      Underlying     Weighted Average       Underlying     Weighted Average
                                                       Shares        Exercise  Price        Shares        Exercise  Price
                                                    ----------       ----------------    --------------  ------------------
Options   outstanding, beginning   of period:       1,815,630              $   6.79        1,565,147          $  6.49

Options granted                                          -                 $    -            531,925          $  5.57

Options exercised                                        -                 $    -           (249,903)         $  2.18

Options forfeited                                    (110,295)             $   6.69          (31,539)         $  7.35
                                                    ----------                             -----------
Options outstanding, end of period                  1,705,335              $   6.81        1,815,630          $  6.79
                                                    ==========                            ===========
Options exercisable at end of period                1,350,220                              1,287,601

Weighted average fair value of options
    granted during period                               N/A                                     2.71

The following table summarizes information for the stock options outstanding at December 31, 2001:

                                  Options Outstanding                                Options  Exercisable
                     -------------------------------------------------------   ----------------------------------
                      Number            Weighted Average       Weighted           Number             Weighted
   Range of         Outstanding           Remaining             Average         Exercisable           Average
Exercise Prices     at 12/31/01         Contractual Life     Exercise Price     at 12/31/01        Exercise Price
---------------    ------------   ----------------------     --------------    ------------       ---------------
$ 5  to  7         1,311,496              4.58 years          $  5.73             956,381            $  5.78

$ 7  to  9           42,000               5.36 years          $  8.31              42,000            $  8.31

$ 9  to 11          351,839               4.36 years          $ 10.63             351,839            $ 10.63
                  -----------                                                  ------------

$ 5  to 11        1,705,335               4.73 years          $  6.81           1,350,220            $  7.12
                  ===========                                                  ============

                        GAINSCO, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                     December 31, 2001, 2000 and 1999

     The Company applies APB 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost been determined consistent with Statement 123 for the options granted, the Company's net income and earnings per share would have been the pro forma amounts indicated below:

                                                           Years ended December 31
                                  ------------------------------------------------------------------------------------
                                              2001                          2000                         1999
                                  ----------------------------   -------------------------  --------------------------
                                  As reported      Pro forma     As reported     Pro forma    As reported    Pro forma
                                  -----------      ---------    ------------     ---------   ------------   ----------
 Net income (loss)           $   (75,607,047)     (76,268,498)  (19,551,365)   (20,098,914)   7,127,137     6,615,014

Less: Preferred stock
    dividends                        461,344          461,344       434,000        434,000      108,500       108,500

 Less: Accretion of
  discount on  preferred           1,867,150        1,867,150       346,164        346,164         -               -
  stock                            ---------        ---------    ----------       --------    ---------     ---------

 Net income available to
     common shareholders     $   (77,935,541)     (78,596,992)  (20,331,529)   (20,879,078)   7,018,637     6,506,514
                                  ==========       ==========   ===========     ==========   ==========     =========
 Basic earnings (loss)
     per common share        $        (3.68)            (3.71)         (.97)          (.99)         .34           .31

 Diluted earnings (loss)
     per common share        $        (3.68)            (3.71)         (.97)          (.99)         .32           .29

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 31.81 to 32.00% for 2000 and 25.3 to 28.4% for 1999, risk free interest rates of 6.31 to 6.66% for 2000 and 6.58% for 1999, expected dividend yields of 1.23 to 1.27 % for 2000 and 1.2% for 1999, and an expected life of 7.5 years for 2000 and 1999. There were no options granted during 2001.

     The Company has a 401(k) plan for the benefit of its eligible employees. The Company made quarterly contributions to the plan which totaled $232,663 and $265,836 during 2001 and 2000, respectively. The Company did not make any contributions to the plan during 1999.

     In 1998, the Company implemented an incentive compensation plan under which all full time employees with at least six months of service participate. Factors applicable to the incentive compensation plan are:
     Company's net income level, individual performance, employee's salary and position with the Company. The amount expensed for 1999 was $934,659. There were no amounts expensed under this plan during 2000 and 2001.

(10)   SEGMENT REPORTING

     On February 7, 2002, the Company announced its decision to discontinue writing commercial lines insurance business due to continued adverse claims development and unprofitable results.

     During 2001 the Company made operating decisions and assessed performance for the commercial lines segment and the personal lines segment. The commercial lines segment wrote primarily commercial auto, garage, general liability and property. The personal lines segment writes primarily nonstandard personal auto coverages.

                        GAINSCO, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                     December 31, 2001, 2000 and 1999

     The Company considers many factors including the nature of the insurance product and distribution strategies in determining how to aggregate operating segments.

     The following tables represent a summary of segment data as of and for the years ended December 31, 2001, 2000 and 1999:

                                                                         2001
                                                   -----------------------------------------------
                                                     Commercial    Personal
                                                       Lines        Lines      Other       Total
                                                     --------       ------   ---------    --------
                                                              (Dollar amounts in thousands)
Gross premiums written                             $  68,499       48,684      -           117,183
                                                      ======       ======  =========       =======
Premiums earned                                    $  36,891       31,836          -        68,727
Net investment income                                  5,413        2,531        147         8,091
Insurance services                                         -       (1,310)     1,637           327
Expenses                                             (83,928)     (34,665)    (1,738)     (120,331)
                                                      ------       ------      -----       -------
    Operating income (loss)                          (41,624)      (1,608)        46       (43,186)
Net realized gains                                         -            -      4,275         4,275
Interest expense                                           -         (842)         -          (842)
Amortization expense                                       -         (882)                    (882)
Goodwill impairment                                  -            (18,447)         -       (18,447)
                                                   ---------       ------   --------        ------
    Income (loss) before Federal income taxes      $ (41,624)     (21,779)     4,321       (59,082)
                                                      ======       ======   ========        ======

Combined ratio (GAAP) basis                            227.5%       108.9%                   172.6%
                                                       =====        =====

      Total assets                                 $ 276,275       76,332     26,611       379,218
                                                     =======       ======     ======       =======

                                                                         2000
                                                   -----------------------------------------------
                                                     Commercial    Personal
                                                       Lines        Lines      Other       Total
                                                     --------       ------   ---------    --------
                                                             (Dollar amounts in thousands)
Gross premiums written                             $ 113,354       54,932      -           168,286
                                                     =======       ======     ======       =======

Premiums earned                                      107,922       43,534          -       151,456
Net investment income                                  8,671        4,301      1,121        14,093
Insurance services                                         -          354        700         1,054
Expenses                                            (141,454)     (49,847)    (1,971)     (193,272)
                                                     -------       ------      -----       -------
    Operating income (loss)                          (24,861)      (1,658)      (150)      (26,669)
Net realized gains                                         -            -     (1,907)       (1,907)
Interest expense                                           -       (1,409)         -        (1,409)
Amortization expense                                       -         (964)         -          (964)
                                                     -------       -------     ------      --------
    Income (loss) before Federal income taxes      $ (24,861)      (4,031)    (2,057)      (30,949)
                                                      ======        =====      =====        =======

Combined ratio (GAAP) basis                            131.1%       114.5%                   126.3%
                                                       =====        =====                    =====

Total assets                                       $ 308,148       84,599     82,296       475,043
                                                     =======       ======     ======       =======

                        GAINSCO, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                     December 31, 2001, 2000 and 1999

                                                                         1999
                                                   -----------------------------------------------
                                                     Commercial    Personal
                                                      Lines         Lines      Other       Total
                                                     ---------     --------   -------     --------
                                                              (Dollar amounts in thousands)
Gross premiums written                             $  97,139       36,759        -         133,898
                                                      ======       ======     ======       =======

Premiums earned                                       91,928       21,352        -         113,280
Net investment income                                  7,607        2,115        -           9,722
Insurance services                                         -          992        857         1,849
Expenses                                             (91,091)     (21,537)    (2,533)     (115,161)
                                                     -------      -------     ------       -------
    Operating income (loss)                            8,444        2,922     (1,676)        9,690

Net realized gains                                       -            -          606           606
Interest expense                                         -         (1,266)       -          (1,266)
Amortization expense                                     -           (689)       -            (689)
                                                      -------     --------    ------      --------

    Income (loss) before Federal income taxes      $   8,444          967     (1,070)        8,341
                                                     =======         ====      =====        ======

Combined ratio (GAAP) basis                             99.1%       100.9%                    99.4%
                                                        ====        =====                     ====

Total assets                                       $ 253,576       73,786     68,286       395,648
                                                     =======       ======     ======       =======

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

     The Company does not have any financial instruments where there is off-balance-sheet-risk of accounting loss due to credit or market risk. There is credit risk in the premiums receivable and reinsurance balances receivable of the Company. At December 31, 2001 and 2000 the Company did not have a premiums receivable balance nor a reinsurance balance receivable from any one entity that was material with regard to shareholders' equity.

(12)     SUBSEQUENT EVENTS

         Note Payable

     On February 27, 2002 the Company entered into an amendment to the credit agreement which cured covenant breaches and provided for principal prepayments. The Company prepaid $6,100,000 of the indebtedness outstanding under the credit agreement on March 4, 2002. Several covenants in the existing credit agreement were eliminated or modified by the amendment and the interest rate was changed to a base rate (which approximates prime) plus 175 basis points. The remaining $4,200,000 principal balance under the credit agreement is payable in 2003.

                         GAINSCO, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                         December 31, 2001, 2000 and 1999

New York Stock Exchange

The Company has received notice from the New York Stock Exchange (the "NYSE") that the Company is not in compliance with certain of the NYSE's quantitative criteria for continued listing. The NYSE noted that the Company's average market capitalization of its common stock for the 30 trading days ended February 27, 2002 was $22.0 million and stockholders' equity at December 31, 2001 was estimated at $27.5 million, as disclosed in the Company's earnings release on February 27, 2002. This is below NYSE continued listing criteria requiring total market capitalization of not less than $50 million over a 30 trading day period and stockholders' equity of not less than $50 million. In addition, the average closing price of the Company's common stock has fallen below the NYSE $1.00 minimum standard for a consecutive 30 trading day period and the total market capitalization of the Company's common stock has fallen below the NYSE $15 million minimum standard for a consecutive 30 trading day period. NYSE procedures indicate that listed companies that fall below continued listing standards generally have a period of time to respond to the NYSE with a plan to regain compliance. The Company has acknowledged receipt of the notification and is involved in discussions with the NYSE regarding its business plan. If the Company's shares cease to be listed on the NYSE, the Company believes that an alternative trading venue will be available.

Rating.

On March 18, 2002, A. M. Best Co. downgraded the Company's insurance subsidiaries' current rating of "B++" (Very Good) to "B-" (Fair), and assigned a negative outlook.

Impairment of Securities

In March 2002, the Company reduced the carrying value of a non-rated security to $0 resulting in a write down of approximately $2,010,000 as a result of a significant increase in the default rate in January and February of 2002 in the underlying collateral, which has disrupted the cash flow stream sufficiently to virtually eliminate future cash flows.

                         GAINSCO, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

(13)   QUARTERLY FINANCIAL DATA (UNAUDITED)

       The following table contains selected unaudited consolidated financial data for each quarter (in thousands, except per share data):

                                         2001 Quarter                               2000 Quarter
                              ------------------------------------     -------------------------------------
                              Fourth    Third     Second    First      Fourth     Third    Second     First
                              ------   -------    ------   -------     ------    -------   ------    -------
Gross premiums written     $  22,873    27,079    29,127    38,104     39,706    40,274    44,552    43.754
Total revenues             $  21,865    19,933    19,346    20,276     40,818    42,541    42,279    39,057
Total expenses             $  61,428    26,292    30,579    22,203     57,340    54,375    44,205    39,724
Net loss                   $ (62,249)   (4,291)   (7,879)   (1,188)   (10,752)   (7,561)   (1,104)     (134)
Loss per common share:
  Basic                    $   (2.98)     (.24)     (.41)     (.06)      (.52)     (.37)     (.06)     (.02)
  Diluted                  $   (2.98)     (.24)     (.41)     (.06)      (.52)     (.37)     (.06)     (.02)
Common share prices (a)
  High                          1.76      1.55      1.90    4.0625      4 1/4    5 1/16     6 1/8     6 3/8
  Low                           1.30      1.10      1.10      1.40     2 3/16   3 11/16     4 1/2     5 3/8

(a)   As reported by the New York Stock Exchange

The net loss of $62,249,000 recorded for the fourth quarter of 2001 is primarily a result of unfavorable claims experience, goodwill impairment, a provision for potentially uncollectible receivables and a valuation allowance for deferred Federal income taxes. The Company recorded an increase in estimated ultimate claims liabilities of approximately $20,000,000 in the fourth quarter of 2001. The Company also recorded a provision for potentially uncollectible receivables of approximately $2,654,000. In December 2001 the Company recorded an impairment of approximately $13,361,000 on the goodwill associated with the 1998 acquisition of the Lalande Group. This action was taken to reflect estimated fair valuation levels of agencies in the personal automobile marketplace. Due to the uncertainty of future profitability levels, the Company recorded a valuation allowance of approximately $31,535,000 against its deferred Federal income tax asset.

            INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTARY INFORMATION

The Board of Directors and Shareholders
GAINSCO, INC:

Under date of March 18, 2002 we reported on the consolidated balance sheets of GAINSCO, INC. and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, shareholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2001. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

     In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Our report refers to a change in the method of accounting for residual interests in securitizations in 2001 as a result of the adoption of EITF 99-20. Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.

                                                                       KPMG LLP

Dallas, Texas
March 18, 2002

                                                                      SCHEDULE I

                         GAINSCO, INC. AND SUBSIDIARIES
                            Summary of Investments - Other
                          Than Investments in Related Parties

                             (Amounts in thousands)

                                                                     As of December 31
                                                      -------------------------------------------------
                                                                2001                       2000
                                                      ----------------------       --------------------
                                                                (Amounts in thousands)
                                                      Amortized       Fair        Amortized       Fair
                                                         Cost         Value          Cost         Value
                                                      ---------      -------       --------     -------
Type of Investment

  Fixed Maturities:
   Bonds available for sale:
    U.S. Government securities                        $  16,730       17,167         21,138      21,317
    Tax-exempt state and municipal bonds                  8,912        9,139         45,284      45,472
    Corporate bonds                                     101,727      106,488        121,564     125,553
  Certificates of deposit                                   645          645            845         845
  Common stock                                              -            -            6,027       7,716
  Marketable securities                                   2,110        2,112          4,581       4,442
                                                        -------     --------        -------     -------
                                                        130,124      135,551        199,439     205,345
                                                        -------     --------        -------     -------
Short-term investments                                   45,127       45,127         40,840      40,840
                                                         ------      -------         ------      ------
        Total investments                             $ 175,251      180,678        240,279     246,185
                                                        =======      =======        =======     =======

See accompanying independent auditors' report on supplementary information.

                                                                     SCHEDULE II
               CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                                 GAINSCO, INC.
                                (PARENT COMPANY)

                                 Balance Sheets
                           December 31, 2001 and 2000

                                                                                            2001              2000
                                                                                        -----------       -----------
                                  Assets
                                  ------

Investments in subsidiaries                                                           $  56,403,052        107,044,187
Common stock, at fair value (cost:  $448,097 - 2000)                                          -                710,000
Other investments, at cost (which approximates fair value)                                2,087,354          4,174,710
Short term investments                                                                    2,125,213         11,839,744
Cash                                                                                          3,119             46,743
Accrued investment income                                                                     -                 88,876
Net receivables from subsidiaries                                                           482,750              -
Deferred  Federal  income taxes (net of valuation  allowance:  $2,016,628 - 2001,
    $0 - 2000)                                                                                -              1,660,781

Other assets                                                                                118,290            457,147
Goodwill                                                                                  3,468,507         22,797,358
                                                                                        -----------        -----------
          Total assets                                                                $  64,688,285        148,819,546
                                                                                        -----------       ------------
                   Liabilities and Shareholders' Equity
                   ------------------------------------
Liabilities:
    Accounts payable                                                                  $     120,704          2,073,733
    Net payables to subsidiaries                                                              -              6,405,987
    Note payable                                                                         10,800,000         16,000,000
    Dividends payable                                                                         -                478,971
    Current Federal income taxes                                                          1,221,308            756,576
                                                                                        -----------        -----------
          Total liabilities                                                              12,142,012         25,715,267
                                                                                        -----------        -----------
Convertible redeemable preferred stock - Series A ($1,000 stated value,
    31,620 shares authorized, 31,620 issued at December 31, 2001 and none
    issued at December 31, 2000)                                                         18,722,000              -
Convertible redeemable preferred stock - Series B ($1,000 stated value,
    3,000 shares authorized, 3,000 issued at December 31, 2001 and none
    issued at December 31, 2000)                                                          3,077,672              -
Redeemable preferred stock - Series C ($1,000 stated value, 3,000 shares authorized, 3,000 issued at December 31, 2001 and none issued at
    December 31, 2000)                                                                    3,230,672              -
                                                                                        -----------        -----------
                                                                                         25,030,344              -
                                                                                        -----------        -----------
Shareholders' equity:
    Preferred stock ($100 par value, 10,000,000 shares authorized, none
      issued at December 31, 2001, and 31,620 issued at December 31, 2000)                    -              3,162,000
    Common   stock  ($.10  par  value,   250,000,000   shares   authorized,
      22,013,830 issued at December 31, 2001 and December 31, 2000)                       2,201,383          2,201,383
    Common stock warrants                                                                   540,000          2,040,000
    Additional paid-in capital                                                          100,866,124        113,540,252
    Accumulated other comprehensive income                                                3,580,690          3,897,371
    Retained earnings (deficit)                                                         (71,977,743)         5,957,798
    Treasury stock, at cost (844,094 shares at December 31,
      2001 and December 31, 2000)                                                        (7,694,525)        (7,694,525)
                                                                                        -----------        -----------
          Total shareholders' equity                                                     27,515,929        123,104,279
                                                                                         ----------        -----------
              Total liabilities and shareholders' equity                              $  64,688,285        148,819,546
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

                                                                     SCHEDULE II

               CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                                 GAINSCO, INC.
                                (PARENT COMPANY)

                            Statements of Operations
                  Years ended December 31, 2001, 2000 and 1999

                                                                        2001               2000               1999
                                                                     ----------          --------           ---------
Revenues:
    Dividend income                                               $     500,000          1,930,000          6,980,000
    Investment income                                                   146,354          1,121,049            371,928
    Realized capital gains (losses)                                  (1,643,781)            26,676              -
                                                                     ----------          ---------          ---------

       Total revenues                                                  (997,427)         3,077,725          7,351,928
                                                                     ----------          ---------          ---------
Expenses:
    Interest expense                                                    842,368          1,409,378          1,265,529
    Amortization of goodwill                                            881,965            963,700            688,645
    Operating expense                                                 1,868,240          2,118,502          1,720,440
    Goodwill impairment                                              18,446,886              -                  -
                                                                     ----------          ---------          ---------

       Total expenses                                                22,039,459          4,491,580          3,674,614
                                                                     -----------         ---------          ---------
          Operating income (loss) before
             Federal income taxes                                   (23,036,886)        (1,413,855)         3,677,314
Federal income taxes:
    Current expense (benefit)                                           596,386            756,576           (872,941)
    Deferred expense (benefit)                                        2,016,628         (1,572,735)            44,545
                                                                     ----------         ----------          ---------
                                                                      2,613,014           (816,159)          (828,396)
                                                                     ----------         ----------          ---------
          Income (loss) before equity in undistributed
             income (loss) of subsidiaries                          (25,649,900)          (597,696)         4,505,710
Equity in undistributed income (loss) of subsidiaries               (49,957,147)       (18,953,669)         2,621,427
                                                                     ----------         ----------          ---------
          Net income (loss)                                       $ (75,607,047)       (19,551,365)         7,127,137
                                                                     ==========         ==========          =========
Earnings (loss) per common share:
    Basic                                                         $       (3.68)              (.97)               .34
                                                                           ====                ===                ===
    Diluted                                                       $       (3.68)              (.97)               .32
                                                                           ====                ===                ===

See accompanying notes to condensed financial statements. See accompanying independent auditors' report on supplementary information.

                                                                     SCHEDULE II

               CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                                 GAINSCO, INC.
                                (PARENT COMPANY)

          Statements of Shareholders' Equity and Comprehensive Income
                  Years ended December 31, 2001, 2000 and 1999

                                                                 2001                     2000                1999
                                                           --------------           -------------        ------------
Preferred stock:

   Balance at beginning of year                           $     3,162,000               3,162,000               -

   Issuance of shares (31,620 - 1999)                               -                       -               3,162,000

   Conversion of shares to redeemable preferred stock
      (31,620 - 2001)                                          (3,162,000)                  -                   -
                                                           --------------           -------------        ------------
      Balance at end of year                                        -                   3,162,000           3,162,000
                                                           --------------           -------------        ------------

Common stock:

   Balance at beginning of year                                 2,201,383               2,176,393           2,174,066

   Exercise of options to purchase shares
      (249,903 - 2000, 23,270 - 1999)                               -                      24,990               2,327
                                                           --------------           -------------        ------------

      Balance at end of year                                    2,201,383               2,201,383           2,176,393
                                                           --------------           -------------        ------------
Common stock warrants:

   Balance at beginning of year                                 2,040,000               2,040,000               -

   Repricing of Series A and Series B warrants                 (1,680,000)                  -                   -

   Issuance of warrants in connection with
      preferred stock                                             180,000                   -               2,040,000
                                                           --------------           -------------        ------------
      Balance at end of year                                      540,000               2,040,000           2,040,000
                                                           --------------           -------------        ------------
Additional paid-in capital:
   Balance at beginning of year                               113,540,252             112,674,842          87,778,548

   Exercise of options to purchase shares
      (249,903 - 2000, 23,270 - 1999)                               -                     519,246              47,551

   Issuance of preferred shares (31,620 - 1999)                     -                       -              24,762,929

   Conversion of shares to redeemable preferred stock
      (31,620 - 2001)                                         (12,761,278)                  -                   -

   Accretion of discount on preferred shares                       87,150                 346,164              85,814
                                                           --------------           -------------        ------------
      Balance at end of year                              $   100,866,124             113,540,252         112,674,842
                                                           --------------           -------------        ------------

                                                                     (continued)

                                                                     SCHEDULE II

               CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                                 GAINSCO, INC.
                                (PARENT COMPANY)

          Statements of Shareholders' Equity and Comprehensive Income
                  Years ended December 31, 2001, 2000 and 1999

                                                    2001                            2000                            1999
                                        -----------------------------    -----------------------------     -----------------------
Retained earnings (deficit):

 Balance at beginning of year           $  5,957,798                      27,586,440                       22,086,868

 Net income (loss) for year              (75,607,047)    (75,607,047)    (19,551,365)     (19,551,365)      7,127,137    7,127,137

 Cash dividend - common                         -                         (1,474,206)                      (1,463,227)

 Cash dividend - preferred                      -                           (434,000)                        (108,500)

 Accrued dividends - redeemable
  preferred stock                           (461,344)                           -                                -
 Accretion of discount on
  preferred shares                           (87,150)                       (346,164)                         (85,814)
 Accretion of discount on redeemable
  preferred shares                        (1,780,000)                           -                                -

 Tax benefit on non-qualified
  stock options exercised                       -                            177,093                           29,976
                                          ----------                    ------------                       ----------
  Balance at end of year                 (71,977,743)                      5,957,798                       27,586,440
                                          ----------                    ------------                       ----------
Accumulated other
 comprehensive income (loss):

 Balance at beginning of year              3,897,371                      (2,246,575)                       1,138,941

 Unrealized gains (losses) on
  securities, net of
  reclassification adjustment,
  net of tax                                (316,681)       (316,681)      6,143,946        6,143,946      (3,385,516)  (3,385,516)
                                             -------        --------    ------------        ---------      ----------    ---------
 Comprehensive income (loss)                             (75,923,728)                     (13,407,419)                   3,741,621
                                                          ==========                       ==========                    ---------
  Balance at end of year                   3,580,690                       3,897,371                       (2,246,575)
                                           ---------                    ------------                      -----------
Treasury stock:

 Balance at beginning and at end of
  year                                    (7,694,525)                     (7,694,525)                      (7,694,525)
                                           ---------                    ------------                      -----------
 Total shareholders' equity at
  end of year                           $ 27,515,929                     123,104,279                      137,698,575
                                          ----------                     -----------                      ===========

See accompanying notes to condensed financial statements.
See accompanying independent auditors' report on supplementary information.

                                                                    SCHEDULE II

                CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                                  GAINSCO, INC.
                                (PARENT COMPANY)

                            Statements of Cash Flows
                  Years ended December 31, 2001, 2000 and 1999

                                                                       2001                2000               1999
                                                                  --------------       -------------       ------------
Cash flows from operating activities:

    Net income (loss)                                              $ (75,607,047)       (19,551,365)          7,127,137

    Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:

       Depreciation and amortization                                     881,966            963,700             688,645
       Goodwill impairment                                            18,446,886               -                   -
       Impairment of other investments                                 2,176,231               -                   -
       Change in deferred Federal income taxes                         1,641,139         (1,572,735)               -
       Change in accrued investment income                                 -                (13,484)            (75,392)
       Change in net receivables from/payables to
          subsidiaries                                                (6,888,737)         9,852,766          (1,214,283)
       Change in other assets                                            338,857           (314,969)            (16,960)
       Change in accounts payable                                     (1,953,029)            45,520           1,981,005
       Equity in (income) loss of subsidiaries                        49,957,147         18,953,669          (2,621,427)
       Change in current Federal income taxes                            464,732            756,576                -
                                                                     ------------       ------------        ------------
          Net cash provided by (used for) operating activities
                                                                     (10,541,855)         9,119,678           5,868,725
                                                                      ----------         ------------       ------------
Cash flows from investing activities:

    Common stock purchased                                                 -               (448,097)              -
    Common stock sold                                                    448,097              -                  -
    Other investments purchased                                            -             (3,505,932)           (916,278)
    Other investments sold                                                 -                247,500              -
    Change in short term investments                                   9,714,531         19,195,181         (30,991,387)
    Capital contributions to subsidiaries                                  -            (12,553,071)             -
    Net assets acquired through purchase of subsidiary                     -             (9,150,647)         (2,012,500)
    Net assets disposed of through sale of subsidiary                    648,852              -                  -
                                                                    ------------         ------------      ------------
          Net cash provided by (used for) investing activities     $  10,811,480         (6,215,066)        (33,920,165)
                                                                    ------------        ------------       ------------

                                                                     (continued)

                                                                    SCHEDULE II

                CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                                  GAINSCO, INC.
                                (PARENT COMPANY)

                            Statements of Cash Flows
                  Years ended December 31, 2001, 2000 and 1999

                                                                       2001               2000               1999
                                                                   -------------     -------------      -------------
Cash flows from financing activities:
    Payments on note payable                                      $  (5,200,000)      (2,000,000)             -
    Cash dividends paid                                                (478,971)      (1,903,830)        (1,462,820)
    Preferred  stock and warrants issued (net of transaction
       fees)                                                              -                 -            29,964,929
    Redeemable preferred stock and warrants issued (net of
       transaction fees)                                              5,365,722             -                 -
    Proceeds from exercise of common stock options                        -              544,236             49,878
                                                                   ------------      -----------        -----------
      Net cash provided by (used for) financing
         activities                                                    (313,249)      (3,359,594)        28,551,987
                                                                   ------------      -----------        -----------

Net increase (decrease) in cash                                         (43,624)        (454,982)           500,547

Cash at beginning of year                                                46,743          501,725              1,178
                                                                   ------------      -----------        -----------
Cash at end of year                                               $       3,119           46,743            501,725
                                                                   ============       ==========         ==========

See accompanying notes to condensed financial statements. See accompanying independent auditors' report on supplementary information.

                                                                    SCHEDULE II

                CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                                  GAINSCO, INC.
                                (PARENT COMPANY)

                    Notes to Condensed Financial Statements
                        December 31, 2001, 2000 and 1999

(1)  GENERAL

     The accompanying condensed financial statements should be read in conjunction with the notes to the consolidated financial statements for the years ended December 31, 2001, 2000 and 1999 included elsewhere in this Annual Report.

(2)  RELATED PARTIES

     The Company made a cash capital contribution of $2,500,000 to General Agents in June of 2000. Also during 2000, the Company made capital contributions to GAINSCO Service Corp by forgiving intercompany debt in the amount of $2,061,066. Included in the payable to General Agents at December 31, 2000 was an accrued capital contribution of $8,000,000. The cash was paid to General Agents in February 2001. The Company acquired the net assets of Tri-State of $3,732,708 in January 2000 through the purchase of all its outstanding capital stock. The capital stock was sold in August 2001 to Herbert A. Hill, Tri-State's president and former owner.

     The following table presents the components of the net receivables from and payables to subsidiaries at December 31, 2001 and 2000:

                                                         2001             2000
                                                      ---------       ----------
                    Name of subsidiary
                    ------------------

Agents Processing Systems, Inc.                       $ 887,775          887,775
GAINSCO Service Corp                                   (405,525)            (902)
General Agents Insurance Company of America, Inc.           500       (7,292,860)
                                                       --------        ---------

  Net receivable from (payables to) subsidiaries      $ 482,750       (6,405,987)
                                                        =======        =========

See accompanying independent auditors' report on supplementary information.

                                                                   SCHEDULE III

                         GAINSCO, INC. AND SUBSIDIARIES

                      Supplementary Insurance Information

                    Years ended December, 2001, 2000 and 1999
                             (Amounts in thousands)

                                                                       Other
                                  Deferred    Reserves                 policy
                                   policy     for claims              claims and     Net
                                 acquisition  and claim    Unearned    benefits    premiums
             Segment              costs(1)    expenses     premiums    payable     earned
             -------              ---------   ---------   ---------    -------    ---------
Year ended December 31, 2001:
   Commercial lines               $ 2,240     162,255      31,071       5,657       36,891
   Personal lines                     948      18,804      16,903       1,361       31,836
   Other                              -           -           -           -            -
                                  -------     -------      ------       -----      -------

     Total                        $ 3,188     181,059      47,974       7,018       68,727
                                  =======     =======      ======       =====      =======
Year ended December 31, 2000:
   Commercial lines               $  (375)    150,807      49,286       7,121      107,922
   Personal lines                   2,677      13,353      23,292       1,742       43,534
   Other                              -           -           -           -            -
                                  -------     -------      ------       -----      -------

     Total                        $ 2,302     164,160      72,578       8,863      151,456
                                  =======     =======      ======       =====      =======
Year ended December 31, 1999:
   Commercial lines               $11,019     127,460      65,350       4,206       91,928
   Personal lines                   3,909       5,354      16,870         -         21,352
   Other                              -           -           -           -            -
                                  -------     -------      ------       -----      -------

     Total                        $14,928     132,814      82,220       4,206      113,280
                                  =======     =======      ======       =====      =======

                                                           Amortization
                                                           of deferred     Other
                                     Net        Claims       policy      operating      Net
                                  Investment   and claim   acquisition   costs and    premiums
             Segment                Income      expenses     costs (2)    expenses    written
             -------              ----------   ---------     ---------    ---------   ---------
Year ended December 31, 2001
   Commercial lines                    5,413      58,453        10,678       28,090      45,001
   Personal lines                      2,531      28,973         9,392       24,134      23,294
   Other                                 147         -             -          1,738         -
                                      ------     -------        ------       ------     -------

     Total                             8,091      87,426        20,070       53,962      68,295
                                      ======     =======        ======       ======     =======
Year ended December 31, 2000:
   Commercial lines                    8,671     103,475        28,883       26,543      75,516
   Personal lines                      4,301      39,964        10,441       11,053      43,307
   Other                               1,121         -             -          1,971          -
                                      ------     -------        ------       ------     -------

     Total                            14,093     143,439        39,324       39,567     118,823
                                      ======     =======        ======       ======     =======
Year ended December 31, 1999:
   Commercial lines                    7,607      60,083        24,399       32,161      94,607
   Personal lines                      2,115      16,266         5,139        7,624      36,530
   Other                                  -          -             -          4,589         -
                                      ------     -------        ------       ------     -------

     Total                             9,722      76,349        29,538       44,374     131,137
                                      ======     =======        ======       ======     =======

(1)  Net of deferred ceding commission income.
(2)  Net of the amortization of deferred ceding commission income.
See accompanying independent auditors' report on supplementary information.

                                                                    SCHEDULE IV

                         GAINSCO, INC. AND SUBSIDIARIES

                                  Reinsurance

                  Years ended December 31, 2001, 2000 and 1999
                   (Amounts in thousands, except percentages)

                                                                                             Percentage
                                                 Ceded to      Assumed                        of amount
                                     Direct        other      from other         Net            Assumed
                                     amount     Companies     Companies        amount            to net
                                    -------     ---------     ----------       ------         ---------
Year ended December 31, 2001:

  Premiums earned:

    Property and casualty         $ 138,130        -              -           138,130
    Reinsurance                        -        (72,534)        3,131         (69,403)
                                    -------      ------         -----          -------

      Total                       $ 138,130     (72,534)        3,131           68,727             4.6%
                                    =======      ======         =====           ======            ====

Year ended December 31, 2000

Premiums earned:

  Property and casualty           $ 158,937        -              -            158,937
  Reinsurance                          -        (25,725)       18,244           (7,481)
                                    -------      ------        ------            -----
    Total                         $ 158,937     (25,725)       18,244          151,456            12.0%
                                    =======      ======         =====           ======            ====

Year ended December 31, 1999
Premiums earned:
Property and casualty             $ 113,375        -              -            113,375
Reinsurance                            -        (12,107)       12,012              (95)
                                    -------      ------        ------          -------
Total                             $ 113,375     (12,107)       12,012          113,280            10.6%
                                    =======      ======        ======          =======            ====

See accompanying independent auditors' report on supplementary information.

                                                                    SCHEDULE VI

                         GAINSCO, INC. AND SUBSIDIARIES

                            Supplemental Information

                  Years ended December 31, 2001, 2000 and 1999
                             (Amounts in thousands)

                                    Column A     Column B     Column C     Column D    Column E    Column F
                                    --------     --------     --------     --------    --------    --------

                                                              Reserves
                                                             for unpaid    Discount
                                                 Deferred      claims       if any,
                                  Affiliation     policy     and claim     deducted
                                     with       acquisition  adjustment      in         Unearned  Net earned
         Segment                   registrant    costs (1)    expenses     Column C     premiums    premiums
         -------                   ----------   -----------  ----------    --------     --------  ----------
Year ended December 31, 2001:
   Commercial lines                $    -         2,240      162,255           -         31,071      36,891
   Personal lines                       -           948       18,804           -         16,903      31,836
   Other                                -           -           -              -            -           -
                                     ------       -----      -------         -----       ------      ------

     Total                         $    -         3,188      181,059           -         47,974      68,727
                                     ======       =====      =======         =====       ======      ======

Year ended December 31, 2000:
   Commercial lines                $    -          (375)     150,807           -         49,286     107,922
   Personal lines                       -         2,677       13,353           -         23,292      43,534
   Other                                -           -           -              -            -           -
                                     ------       -----      -------         -----       ------      ------

     Total                         $    -         2,302      164,160           -         72,578     151,456
                                     ======       =====      =======         =====       ======     =======

Year ended December 31, 1999:
   Commercial lines                $    -        11,019      127,460           -         65,350      91,928
   Personal lines                       -         3,909        5,354           -         16,870      21,352
   Other                                -           -           -              -            -           -
                                     ------       -----      -------         -----       ------      ------

     Total                         $    -        14,928      132,814           -         82,220     113,280
                                     ======      ======      =======         =====       ======     =======

                                           Column H       Column I            Column J       Column K    Column L
                                           --------       --------            --------       --------    --------

                                                       Claims and claim
                                                          adjustment
                                                       expenses incurred
                                                          related to       Amortization     Paid
                                                       -----------------   of deferred    claims and
                                             Net                             policy         claim       Net
                                          Investment    Current   Prior     acquisition   adjustment  premiums
         Segment                            Income       year      year      costs (2)     expenses    written
         -------                          ----------    -------   -----    ------------   ----------  --------
Year ended December 31, 2001:
   Commercial lines                          5,413      28,695   29,758         10,678       78,828     45,001
   Personal lines                            2,531      28,225      748          9,392       19,567     23,294
   Other                                       147         -        -              -            -          -
                                             -----      ------   ------         ------       ------     ------

     Total                                   8,091      56,920   30,506         20,070       98,395     68,295
                                             =====      ======   ======         ======       ======     ======

Year ended December 31, 2000:
   Commercial lines                          8,671      86,339   17,136         28,883       78,342     75,516
   Personal lines                            4,301      37,738    2,226         10,441       35,239     43,307
   Other                                     1,121         -        -              -            -          -
                                             -----      ------   ------         ------       ------     ------

     Total                                  14,093     124,077   19,362         39,324      113,581    118,823
                                            ======     =======   ======         ======      =======    =======

Year ended December 31, 1999:
   Commercial lines                          7,607      59,894      189         24,399       71,422     94,607
   Personal lines                            2,115      16,082      184          5,139       11,180     36,530
   Other                                       -           -        -              -            -          -
                                             -----      ------   ------         ------       ------     ------

     Total                                   9,722      75,976      373         29,538       82,602    131,137
                                             =====      ======   ======         ======       ======    =======

(1)  Net of deferred ceding commission income.
(2)  Net of the amortization of deferred ceding commission income.
See accompanying independent auditors' report on supplementary information.

                                INDEX OF EXHIBITS

Exhibit No.      Description

10.4             Forms of Change of Control Agreements

10.24 Agreement of Sale and Purchase dated March 7, 2002 between General Agents Insurance Company of America,
                 Inc. and Turonian Corp.

21               Subsidiaries of Registrant.

23               Consent of KPMG LLP to incorporation by reference.

24               Powers of Attorney.