Form 10-Q
period 2002-03-31
GAINSCO INC
filed 2002-05-15
CIK 786344

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    Form 10-Q


                Quarterly Report under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


For Quarter Ended March 31, 2002                   Commission File Number 1-9828


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

                                 Yes [X] No [ ]

As of May 7, 2002, there were 21,169,736 shares of the registrant's Common Stock ($.10 par value) outstanding.

                         GAINSCO, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                               Page
                                                                                                               ----
PART I.  FINANCIAL INFORMATION

     ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS:

                 Independent Auditors' Review Report                                                              3

                 Consolidated Balance Sheets as of March 31, 2002 (unaudited) and
                 December 31, 2001                                                                                4

                 Consolidated Statements of Operations for the Three Months
                 Ended March 31, 2002 and 2001 (unaudited)                                                        6

                 Consolidated Statements of Shareholders' Equity and Comprehensive
                 Income for the Three Months Ended March 31, 2002 (unaudited) and the
                 Twelve Months Ended December 31, 2001                                                            7

                 Consolidated Statements of Cash Flows for the Three Months
                 Ended March 31, 2002 and 2001 (unaudited)                                                        9

                 Notes to Consolidated Financial Statements
                 March 31, 2002 and 2001 (unaudited)                                                             11

     ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS                                                                       23

     ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                      29

PART II.  OTHER INFORMATION

     ITEM 1.     LEGAL PROCEEDINGS                                                                               31

     ITEM 2.     CHANGE IN SECURITIES AND USE OF PROCEEDS                                                        31

     ITEM 3.     DEFAULTS UPON SENIOR SECURITIES                                                                 31

     ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                             31

     ITEM 5.     OTHER INFORMATION                                                                               31

     ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                                                31

SIGNATURE                                                                                                        32

                      INDEPENDENT AUDITORS' REVIEW REPORT




The Board of Directors and Shareholders of GAINSCO, INC.:

We have reviewed the accompanying condensed consolidated balance sheet of GAINSCO, INC. and subsidiaries as of March 31, 2002 and the related condensed consolidated statements of operations for the three months ended March 31, 2002 and 2001, and condensed consolidated statement of shareholders' equity and comprehensive income for the three months ended March 31, 2002, and condensed consolidated statements of cash flows for the three months ended March 31, 2002 and 2001. These condensed financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of GAINSCO, INC. and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, statements of shareholders' equity and comprehensive income, and statements of cash flows for the year then ended (not presented herein); and in our report dated March 18, 2002 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the financial information set forth in the accompanying consolidated balance sheet as of December 31, 2001 and the accompanying consolidated statement of shareholders' equity and comprehensive income for the year ended December 31, 2001, is fairly presented, in all material respects, in relation to the consolidated balance sheet and consolidated statement of shareholders' equity and comprehensive income from which they have been derived.

As discussed in Note 1(f) to the consolidated financial statements, effective January 1, 2002, GAINSCO, INC. and subsidiaries adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".




KPMG LLP
Dallas, Texas
May 8, 2002

                         GAINSCO, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets


                                                                             March 31
                                                                               2002       December 31
                                                                           (unaudited)        2001
                                                                           ------------   ------------
                              Assets
Investments
   Fixed maturities:
     Bonds available for sale, at fair value (amortized cost:
       $63,548,579 - 2002, $127,369,239 - 2001)                            $ 65,763,451    132,794,306
     Certificates of deposit, at cost (which approximates
       fair value)                                                              645,000        645,000
     Other investments, at fair value (cost: $2,110,467 - 2001)                      --      2,111,712
   Short-term investments, at cost (which approximates
       fair value)                                                           34,806,954     45,126,581
                                                                           ------------   ------------
                  Total investments                                         101,215,405    180,677,599
Cash                                                                          5,882,153      3,567,717
Accrued investment income                                                       992,006      2,078,582
Premiums receivable (net of allowance for doubtful
    accounts: $200,000 - 2002 and 2001)                                      13,445,276     21,241,819
Reinsurance balances receivable (net of allowance for doubtful accounts:
    $2,933,060 - 2002, $2,653,597 - 2001) (note 2)                           57,494,125     62,303,215
Ceded unpaid claims and claim adjustment expenses (note 2)                   63,906,813     65,570,973
Ceded unearned premiums (note 2)                                             13,448,914     21,822,265
Deferred policy acquisition costs                                             3,719,232      3,188,226
Property and equipment (net of accumulated depreciation and
    amortization: $9,991,757 - 2002, $9,851,888 - 2001)                       5,905,957      6,224,872
Current Federal income taxes (note 1)                                         1,043,814      1,043,814
Deferred Federal income taxes (net of valuation allowance:
    $34,044,153 - 2002, $31,534,712 - 2001) (note 1)                                 --             --
Management contract                                                           1,525,071      1,537,571
Other assets                                                                 24,463,362      6,492,486
Goodwill (note 1)                                                             3,468,507      3,468,507
                                                                           ------------   ------------
       Total assets                                                        $296,510,635    379,217,646
                                                                           ============   ============



See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                                                            March 31
                                                                              2002        December 31
                                                                          (unaudited)         2001
                                                                          ------------    ------------
                       Liabilities and Shareholders' Equity
Liabilities
   Unpaid claims and claim adjustment expenses                            $173,660,203     181,058,706
   Unearned premiums                                                        40,071,961      47,973,720
   Commissions payable                                                       6,713,009       6,498,442
   Accounts payable                                                          5,970,886       8,573,166
   Reinsurance balances payable                                              2,221,657       7,774,187
   Deferred revenue                                                          8,330,442       9,066,824
   Drafts payable                                                            8,287,489       7,017,595
   Note payable (note 3)                                                     4,200,000      10,800,000
   Funds held under reinsurance agreements (note 2)                                 --      47,783,905
   Deferred Federal income taxes                                               753,056              --
   Other liabilities                                                            98,514         124,828
                                                                          ------------    ------------
       Total liabilities                                                   250,307,217     326,671,373
                                                                          ------------    ------------
Convertible redeemable preferred stock - Series A ($1,000 stated value,
     31,620 shares authorized, 31,620 issued at March 31, 2002 and
     December 31, 2001) (note 4)                                            19,344,999      18,722,000
Convertible redeemable preferred stock - Series B ($1,000 stated value,
     3,000 shares authorized, 3,000 issued at March 31, 2002 and
     December 31, 2001) (note 4)                                             3,167,439       3,077,672
Redeemable preferred stock - Series C ($1,000 stated value,
     3,000 shares authorized, 3,000 issued at March 31, 2002 and
     December 31, 2001) (note 4)                                             3,311,439       3,230,672
                                                                          ------------    ------------
                                                                            25,823,877      25,030,344
                                                                          ------------    ------------
Shareholders' Equity (note 4)
   Preferred stock ($100 par value, 10,000,000 shares authorized, none
        issued at March 31, 2002 and none issued at December 31, 2001)              --              --
   Common stock ($.10 par value, 250,000,000 shares authorized,
        22,013,830 issued at March 31, 2002 and December 31, 2001)           2,201,383       2,201,383
   Common stock warrants                                                       540,000         540,000
   Additional paid-in capital                                              100,866,124     100,866,124
   Accumulated other comprehensive income (note 1)                           1,461,164       3,580,690
   Retained deficit                                                        (76,994,605)    (71,977,743)
   Treasury stock, at cost (844,094 shares at March 31, 2002 and
        December 31, 2001)                                                  (7,694,525)     (7,694,525)
                                                                          ------------    ------------
       Total shareholders' equity                                           20,379,541      27,515,929
                                                                          ------------    ------------
            Commitments and contingencies (note 4)
       Total liabilities and shareholders' equity                         $296,510,635     379,217,646
                                                                          ============    ============



See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                    Three months ended March 31
                                                                    ----------------------------
                                                                        2002            2001
                                                                    ------------    ------------
Revenues:
  Net premiums earned (note 2)                                      $ 17,442,156      16,625,432
  Net investment income                                                1,293,193       2,568,570
  Net realized gains (losses) (note 1)                                   362,541         877,006
  Insurance services                                                     677,577         205,223
                                                                    ------------    ------------
    Total revenues                                                    19,775,467      20,276,231
                                                                    ------------    ------------
Expenses:
 Claims and claims adjustment expenses (note 2)                       15,073,621      15,013,317
  Commissions                                                          4,006,668       4,542,255
  Change in deferred policy acquisition costs and deferred ceding
    commission income                                                   (531,006)     (1,553,099)
  Interest expense (note 3)                                              110,566         289,644
  Amortization of goodwill                                                    --         247,546
  Underwriting and operating expenses                                  3,493,997       3,663,717
                                                                    ------------    ------------
    Total expenses                                                    22,153,846      22,203,380
                                                                    ------------    ------------
          Loss before Federal income taxes                            (2,378,379)     (1,927,149)
Federal income taxes:
  Current benefit                                                             --              --
  Deferred expense (benefit)                                           1,844,945        (738,752)
                                                                    ------------    ------------
     Total taxes                                                       1,844,945        (738,752)
                                                                    ------------    ------------
         Net loss                                                   $ (4,223,324)     (1,188,397)
                                                                    ============    ============

Loss per common share (note 1):
  Basic                                                             $       (.24)           (.06)
                                                                    ============    ============
  Diluted                                                           $       (.24)           (.06)
                                                                    ============    ============



See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

    Consolidated Statements of Shareholders' Equity and Comprehensive Income



                                                         Three months
                                                            ended          Twelve months
                                                        March 31, 2002         ended
                                                         (unaudited)     December 31, 2001
                                                        --------------   -----------------
Preferred stock:
   Balance at beginning of period                       $           --           3,162,000
   Conversion of shares to redeemable preferred stock
      (31,620 in 2001)                                              --          (3,162,000)
                                                        --------------   -----------------

      Balance at end of period                                      --                  --
                                                        --------------   -----------------
Common stock:
   Balance at beginning and at end of period                 2,201,383           2,201,383
                                                        --------------   -----------------

Common stock warrants:
   Balance at beginning of period                              540,000           2,040,000
   Repricing of Series A and Series B warrants                      --          (1,680,000)
   Issuance of warrants in connection with
      preferred stock                                               --             180,000
                                                        --------------   -----------------

      Balance at end of period                                 540,000             540,000
                                                        --------------   -----------------
Additional paid-in capital:
   Balance at beginning of period                          100,866,124         113,540,252
   Conversion of shares to redeemable preferred stock
      (31,620 in 2001)                                              --         (12,761,278)
   Accretion of discount on preferred shares                        --              87,150
                                                        --------------   -----------------

      Balance at end of period                          $  100,866,124   $     100,866,124
                                                        --------------   -----------------


                                                                     (continued)

                         GAINSCO, INC. AND SUBSIDIARIES

    Consolidated Statements of Shareholders' Equity and Comprehensive Income



                                                            Three months ended
                                                              March 31, 2002               Twelve months ended
                                                                (unaudited)                 December 31, 2001
                                                        ----------------------------   ----------------------------
Retained earnings:
 Balance at beginning of period                         $(71,977,743)                     5,957,798
 Net loss                                                 (4,223,324)     (4,223,324)   (75,607,047)    (75,607,047)
 Accrued dividends - redeemable preferred
    stock (note 4)                                          (161,538)                      (461,344)
 Accretion of discount on preferred shares                        --                        (87,150)
 Accretion of discount on redeemable preferred shares       (632,000)                    (1,780,000)
                                                        ------------                   ------------
    Balance at end of period                             (76,994,605)                   (71,977,743)
                                                        ------------                   ------------
Accumulated other comprehensive income (loss):
 Balance at beginning of period                            3,580,690                      3,897,371
 Unrealized gains (losses) on securities, net of
    reclassification adjustment, net of tax (note 1)      (2,119,526)     (2,119,526)      (316,681)       (316,681)
                                                        ------------    ------------   ------------    ------------
 Comprehensive loss                                                       (6,342,850)                   (75,923,728)
                                                                        ============                   ============
    Balance at end of period                               1,461,164                      3,580,690
                                                        ------------                   ------------
Treasury stock:
 Balance at beginning and at end of period                (7,694,525)                    (7,694,525)
                                                        ------------                   ------------
    Total shareholders' equity at end of period         $ 20,379,541                     27,515,929
                                                        ============                   ============



See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                                   Three months ended March 31
                                                                   ----------------------------
                                                                       2002            2001
                                                                   ------------    ------------
Cash flows from operating activities:
   Net loss                                                        $ (4,223,324)     (1,188,397)
     Adjustments to reconcile net loss to cash
        used for operating activities:
     Depreciation and amortization                                      105,465         595,326
     Impairment of fixed maturities                                   2,010,670              --
     Change in deferred Federal income taxes                          1,844,945        (738,752)
     Change in accrued investment income                              1,086,576         441,769
     Change in premiums receivable                                    7,796,543      (2,426,400)
     Change in reinsurance balances receivable                        4,809,090      (2,217,944)
     Change in ceded unpaid claims and claim adjustment expenses      1,664,160     (12,540,008)
     Change in ceded unearned premiums                                8,373,351       6,097,190
     Change in deferred policy acquisition costs and deferred
        ceding commission income                                       (531,006)     (1,553,099)
     Change in other assets                                         (17,970,877)       (270,881)
     Change in unpaid claims and claim adjustment expenses           (7,398,503)     (6,126,884)
     Change in unearned premiums                                     (7,901,759)     (3,875,915)
     Change in commissions payable                                      214,567       2,424,202
     Change in accounts payable                                      (2,602,280)     (2,674,485)
     Change in reinsurance balances payable                          (5,552,530)    (10,628,022)
     Change in deferred revenue                                        (736,382)        (32,963)
     Change in drafts payable                                         1,269,894      (1,047,325)
     Change in funds held under reinsurance agreements              (47,783,905)        873,742
     Change in other liabilities                                        (26,314)        (91,496)
     Change in current Federal income taxes                                  --         250,000
                                                                   ------------    ------------
        Net cash used for operating activities                     $(65,551,619)    (34,730,342)
                                                                   ------------    ------------


See accompanying notes to consolidated financial statements.         (continued)

                         GAINSCO, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                                  Three months ended March 31
                                                                  ----------------------------
                                                                      2002            2001
                                                                  ------------    ------------
Cash flows from investing activities:
   Bonds available for sale:
     Sold                                                         $ 72,242,260      17,674,833
     Matured                                                         2,202,000       4,388,000
     Purchased                                                     (12,587,344)     (1,782,578)
   Common stock sold                                                        --       1,345,136
   Other investments sold                                            2,110,467         382,867
   Certificates of deposit matured                                     100,000         290,000
   Certificates of deposit purchased                                  (100,000)        (90,000)
   Net change in short term investments                             10,319,627      12,377,304
   Property and equipment disposed (purchased)                         179,045         (45,540)
                                                                  ------------    ------------
     Net cash provided by investing activities                      74,466,055      34,540,022
                                                                  ------------    ------------
Cash flows from financing activities:
   Payments on note payable                                         (6,600,000)     (3,000,000)
   Redeemable preferred stock and common stock warrants
     issued (net of transaction fees)                                       --       5,422,010
   Cash dividends paid                                                      --        (478,971)
                                                                  ------------    ------------
     Net cash provided by (used for) financing activities           (6,600,000)      1,943,039
                                                                  ------------    ------------
Net increase in cash                                                 2,314,436       1,752,719
Cash at beginning of period                                          3,567,717       3,111,311
                                                                  ------------    ------------
Cash at end of period                                             $  5,882,153       4,864,030
                                                                  ============    ============



See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)



(1)      Summary of Accounting Policies

         (a)      Basis of Consolidation

                  In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of GAINSCO, INC. and subsidiaries (the "Company") as of March 31, 2002, the results of operations for the three months ended March 31, 2002 and 2001, the statements of shareholders' equity and comprehensive income for the three months ended March 31, 2002 and the twelve months ended December 31, 2001 and the statements of cash flows for the three months ended March 31, 2002 and 2001, on the basis of accounting principles generally accepted in the United States of America. The December 31, 2001 balance sheet and statement of shareholders' equity and comprehensive income included herein are derived from the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

                  Reference is made to the Company's annual consolidated financial statements for the year ended December 31, 2001 for a description of all other accounting policies.

                  On February 7, 2002, the Company announced its decision to discontinue writing commercial lines insurance business due to continued adverse claims development and unprofitable results.

         (b)      Investments

                  Bonds available for sale and other investments are stated at fair value with changes in fair value recorded as a component of comprehensive income. Short-term investments are stated at cost.

                  The following schedule summarizes the components of other investments:

                               As of March 31, 2002     As of December 31, 2001
                              -----------------------   -----------------------
                              Fair Value      Cost      Fair value      Cost
                              ----------   ----------   ----------   ----------
Equity investments            $       --           --    1,058,613    1,058,613
Marketable securities                 --           --       24,358       23,113
Note receivable                       --           --    1,028,741    1,028,741
                              ----------   ----------   ----------   ----------

    Total other investments   $       --           --    2,111,712    2,110,467
                              ==========   ==========   ==========   ==========

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


                  The equity investments were predominately private equity investments that were not traded in public markets and cost was considered to approximate fair value. Cost was considered to approximate fair value for the equity investments and the note receivable because they were carried at the amount recoverable from Goff Moore Strategic Partners, L.P. ("GMSP") under the put option as discussed below. The Company held an embedded derivative financial instrument in common stock warrants attached to the note receivable. As of December 31, 2001, the exercise price of the warrants was not determinable and, therefore, the warrants were not recorded in the financial statements.

                  The agreement with GMSP provided an opportunity to convert the equity investments and the note receivable with a cost of $4.2 million to cash as of November 2002, as follows: the Company could at its option require GMSP to purchase these investments for $2.1 million, less any future cash received prior to November 2002 from the investments. GMSP could at its option require the Company to sell the equity investments and the note receivable to GMSP for $4.2 million, less any future cash received prior to November 2002 from the investments. During the second quarter of 2001, the Company recognized a permanent impairment of these investments and wrote down the carrying value to the amount recoverable from GMSP under the put option. This write down amounted to $2,176,231 and was recorded as a realized capital loss in the Statement of Operations. In February 2002, GMSP consented to the early exercise of the Company's option, and the Company exercised its option to require GMSP purchase the illiquid investments for approximately $2.1 million.

                  The marketable securities were sold in the first quarter of 2002 for a small gain.

                  The "specific identification" method is used to determine costs of investments sold. Provisions for possible losses are recorded only when the values have experienced impairment considered "other than temporary" by a charge to realized losses resulting in a new cost basis of the investment.

                  The unrealized gains (losses) on investments at March 31, 2002 and December 31, 2001 are set forth in the following table:


                                     March 31, 2002    December 31, 2001
                                     --------------    -----------------
Bonds available for sale:
    Unrealized gain                  $    2,214,872            5,425,067
    Deferred tax expense                   (753,708)          (1,845,175)
                                     --------------    -----------------
       Net unrealized gain           $    1,461,164            3,579,892
                                     ==============    =================
Other investments:
    Unrealized gain                  $           --                1,245
    Deferred tax expense                         --                 (447)
                                     --------------    -----------------
       Net unrealized gain           $           --                  798
                                     ==============    =================

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


                  Proceeds from the sale of bond securities totaled $72,242,260 and $17,674,833 for the three months ended March 31, 2002 and 2001, respectively. Proceeds from the sale of common stocks totaled $0 and $1,345,136 for the three months ended March 31, 2002 and 2001, respectively. Proceeds from the sale of other investments totaled $2,110,467 and $382,867 for the three months ended March 31, 2002 and 2001, respectively.

                  Realized gains and losses on investments for the three months ended March 31, 2002 and 2001, respectively, are presented in the following table:

                               Three months ended March 31
                               ---------------------------
                                   2002           2001
                               ------------   ------------
Realized gains:
    Bonds                      $  2,843,861        297,646
    Common stock                         --        700,293
    Other investments                   241         20,208
                               ------------   ------------
       Total realized gains       2,844,102      1,018,147
                               ------------   ------------
Realized losses:
    Bonds                           470,891            635
    Impairment of bonds           2,010,670             --
    Other investments                    --        140,506
                               ------------   ------------
       Total realized losses      2,481,561        141,141
                               ------------   ------------
          Net realized gains   $    362,541        877,006
                               ============   ============


                  In March 2002, the Company reduced the carrying value of a non-rated commercial mortgage backed security to $0 resulting in a write down of approximately $2,010,000 as a result of a significant increase in the default rate in January and February of 2002 in the underlying commercial mortgage portfolio, which has disrupted the cash flow stream sufficiently to make future cash flows unpredictable. This write down was offset by net realized gains of $2,373,211 recorded from the sale of various bond securities. As of March 31, 2002, the Company does not own any other securities of individual entities that are rated below B by Standard & Poor's.

         (c)      Federal Income Taxes

                  The Company and its subsidiaries file a consolidated Federal income tax return. Deferred income tax items are accounted for under the "asset and liability" method which provides for temporary differences between the reporting of earnings for financial statement purposes and for tax purposes, primarily deferred policy acquisition costs, the discount on unpaid claims and claim adjustment expenses, net operating loss carry forwards and the nondeductible portion of the change in unearned premiums. The Company paid no Federal income taxes during the three months ended March 31, 2002. The Company received Federal income tax refunds totaling $250,000 during the three months ended March 31, 2001.

                  In assessing the realization of its deferred tax assets, management considers whether it is more likely than not that a portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon management's consideration of

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


                  expected reversal of deferred tax liabilities and projected future taxable income, management believes it is more likely than not that the Company will not realize the benefits of these deferred tax assets in the near future. At March 31, 2002, the Company has established a valuation allowance against its net deferred tax assets, exclusive of the tax effect of unrealized gains, in the amount of $34,044,153. At December 31, 2001 the valuation allowance was $31,534,712 and included the tax effect on unrealized gains.

                  As of March 31, 2002, the Company has net operating loss carry forwards for tax purposes of approximately $1,215,216, $30,985, $23,531,349, $33,086,756 and $1,236,621 which, if not utilized, will expire in 2018, 2019, 2020, 2021 and 2022,
                  respectively. As of March 31, 2002 the Company has capital loss carry forwards of $16,976 and $17,189 for tax purposes which, if not utilized, will expire in 2005 and 2007, respectively.

         (d)      Earnings Per Share

                  The following table sets forth the computation of basic and diluted earnings per share:

                                                   Three months ended March 31
                                                   ----------------------------
                                                       2002            2001
                                                   ------------    ------------
Basic loss per share:
Numerator:
  Net loss                                         $ (4,223,324)     (1,188,397)
  Less: Preferred stock dividends                       161,538              --
        Accretion of discount on preferred stock        632,000          87,150
                                                   ------------    ------------
  Net loss to common shareholders                  $ (5,016,862)     (1,275,547)
                                                   ------------    ------------
Denominator:
  Weighted average shares outstanding                21,169,736      21,169,736
                                                   ------------    ------------
     Basic loss per common share                   $       (.24)           (.06)
                                                   ============    ============
Diluted loss per share:
Numerator:
  Net loss                                         $ (4,223,324)     (1,188,397)
                                                   ------------    ------------
Denominator:
  Weighted average shares outstanding                21,169,736      21,169,736
  Effect of dilutive securities:
     Employee stock options                                  --              --
     Convertible preferred stock                             --       4,650,000
                                                   ------------    ------------
     Weighted average shares and assumed
         conversions                                 21,169,736      25,819,736
                                                   ------------    ------------
     Diluted loss per common share *               $       (.24)           (.06)
                                                   ============    ============

         * The effects of common stock equivalents and convertible preferred stock are antidilutive for the three months ended 2002 and 2001, respectively, due to the net loss for the periods; therefore, diluted loss per share is reported the same as basic loss per share.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


         (e)      Accumulated Other Comprehensive Income

                  The following schedule presents the components of other comprehensive income:

                                                            Three months ended March 31
                                                            ----------------------------
                                                                2002            2001
                                                            ------------    ------------
Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) during period          $   (838,229)      3,117,844
Less: Reclassification adjustment for amounts included in
      net income for realized gains                            2,373,211         877,006
                                                            ------------    ------------
   Other comprehensive income (loss) before Federal
       income taxes                                           (3,211,440)      2,240,838
   Federal income tax expense (benefit)                       (1,091,914)        761,883
                                                            ------------    ------------
       Other comprehensive income (loss)                    $ (2,119,526)      1,478,955
                                                            ============    ============

                  The 2002 reclassification adjustment for amounts included in net income for realized gains (losses) excludes the realized loss due to the impairment of a fixed maturity because this amount was not a component of accumulated other comprehensive income as of December 31, 2001.

         (f)      Goodwill

                  Goodwill represents the excess of purchase price over fair value of net assets acquired. In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (Statement 141) and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (Statement 142). Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement
                  142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

                  The Company adopted the provisions of Statement 141 effective July 1, 2001 and Statement 142 effective January 1, 2002. The adoption of Statement 141 had no impact on the consolidated financial statements. The adoption of Statement 142 resulted in the Company no longer amortizing the remaining goodwill. As of the date of adoption, the Company had unamortized goodwill in the amount of $3,468,507 that was subject to the transition provisions of Statements 141 and 142.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


                  Statement 141 required, upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company was required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company was required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. The Company did not record any impairments as a result of the adoption of Statement 142.

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

                  In December 2001, prior to the adoption of Statement 142, the Company recorded an impairment of $13,360,603 on the goodwill associated with the 1998 acquisition of the Lalande Group. The remaining goodwill of $3,468,507 reflects estimated fair valuation levels of agencies in the personal automobile marketplace. Effective in 2002, goodwill is no longer be amortized but will be subject to an impairment test based on its estimated fair value. Therefore, additional impairment losses could be recorded in future periods.

         (g)      Accounting Pronouncements

                  In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (Statement 144), establishing financial accounting and reporting for the impairment or disposal of long-lived assets. Statement 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted the provisions of Statement 144 effective January 1, 2002. Pursuant to Statement 144 the discontinuance of commercial lines has not been reported as discontinued operations. The adoption of Statement 144 had no other effect on the Company's financial position or results of operation.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


(2)      Reinsurance

         The amounts deducted in the Consolidated Statements of Operations for reinsurance ceded for the three months ended March 3, 2002 and 2001, respectively, are set forth in the following table.

                                          Three months ended March 31
                                          ----------------------------
                                              2002            2001
                                          ------------    ------------
Premiums earned - all other               $  9,130,840      23,671,003
Premiums earned - Florida business        $     (3,217)        613,136
Premiums earned - fronting arrangements   $  4,994,963       4,702,127
Claims and claim adjustment expenses -
all other                                 $  7,924,472      21,193,672
Claims and claim adjustment expenses -
Florida business                          $    209,774         724,536
Claims and claim adjustment expenses -
plan servicing                            $   (341,727)        (85,771)
Claims and claim adjustment expenses -
Fronting arrangements                     $  3,422,543       3,052,860


         Claims ceded to the commercial automobile plans of Arkansas, California, Louisiana, Mississippi and Pennsylvania are designated as "plan servicing". There were no plan servicing premiums earned during the three months ended March 31, 2002 and 2001, respectively. There were no plan servicing unearned premiums at March 31, 2002 and December 31, 2001, respectively.

         The amounts included in the Consolidated Balance Sheets for reinsurance ceded under fronting arrangements and reinsurance ceded to the commercial automobile plans of Arkansas, California, Louisiana, Mississippi and Pennsylvania as of March 31, 2002 and December 31, 2001 were as follows:


                                                                          2002           2001
                                                                      ------------   ------------
Unearned premiums - Florida business                                  $         --             --
Unearned premiums - fronting arrangements                             $  5,152,909      6,135,014
Unpaid claims and claim adjustment expenses - Florida business        $    952,126      1,222,401
Unpaid claims and claim adjustment expenses - plan servicing          $  1,075,756      1,578,861
Unpaid claims and claim adjustment expenses - fronting arrangements   $  7,173,965      6,411,608

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


         Effective December 31, 2000 the Company entered into a quota share reinsurance agreement whereby the Company ceded 100% of its commercial auto liability unearned premiums and 50% of all other commercial business unearned premiums at December 31, 2000 to a non-affiliated reinsurer. For policies with an effective date of January 1, 2001 through December 31, 2001, the Company entered into a quota share reinsurance agreement whereby the Company ceded 21.03% of its commercial business to a non-affiliated reinsurer. Also effective December 31, 2000, the Company entered into a reserve reinsurance cover agreement with a non-affiliated reinsurer. This agreement reinsures the Company's ultimate net aggregate liability in excess of $32,500,000 up to an aggregate limit of $57,150,000 for net commercial auto liability losses and loss adjustment expense incurred but unpaid as of December 31, 2000. At March 31, 2002 and December 31, 2001 a deferred reinsurance gain of $7,358,517 and $7,937,531, respectively, has been recorded in deferred revenues and $579,014 and $1,112,469, respectively, has been recorded in other income which represents the reserve development under the reserve reinsurance cover agreement since its inception at December 31, 2000. The deferred gain item will be recognized in income in future periods based upon the ratio of claims paid in the $57,150,000 layer to the total of the layer. The Company established a reinsurance balance receivable and a liability for funds held under reinsurance agreements for the reserves transferred at December 31, 2001. Also in connection with this agreement, the Company was required to maintain assets in a trust fund with a fair value at least equal to the funds held liability. The trust fund was established during the third quarter of 2001 and at December 31, 2001 the assets in the trust had a fair value of $49,553,698. Because the Company's statutory policyholders' surplus fell below certain levels specified in the agreement, the reinsurer had the option to direct the trustee to transfer the assets of the trust to the reinsurer. In March of 2002, the reinsurer exercised this option and the trust assets were transferred to the reinsurer. As a result, investments and funds held under reinsurance agreements were reduced by approximately $44.0 million. The Company recorded a realized gain of approximately $486,000 as a result of this transfer. The reinsurer remains responsible for reimbursing the Company for claim payments covered under this agreement.

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

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


         calendar quarter thereafter. The loan is scheduled to mature on November 1, 2003. A $50,000 fee was paid to the bank for this amendment.

         On February 27, 2002 the Company entered into an amendment to the credit agreement which cured covenant breaches and provided for principal prepayments. The Company prepaid $6,100,000 of the indebtedness outstanding under the credit agreement on March 4, 2002. Several covenants in the existing credit agreement were eliminated or modified by the amendment and the interest rate was changed to a base rate (which approximates prime) plus 175 basis points (6.50% at March 31, 2002). The remaining $4,200,000 principal balance under the credit agreement is payable in 2003.

         The Company recorded interest expense of $110,566 and $289,644 for the three months ended March 31, 2002 and 2001, respectively. The Company paid interest expense of $127,459 and $321,098 for the three months ended March 31, 2002 and 2001, respectively. The Company made unscheduled principal prepayments of $2,500,000, $500,000 and $200,000 in the first, third and fourth quarters of 2001, respectively, and scheduled principal payments of $500,000 in January, April, July and October of 2001 and in January 2002.

(4)      Redeemable Preferred Stock and Shareholders' Equity


         The Company has authorized 250,000,000 shares of common stock, par value $.10 per share (the "Common Stock"). Of the authorized shares of Common Stock, 22,013,830 were issued as of March 31, 2002 and December 31, 2001, respectively, and 21,169,736 were outstanding as of March 31, 2002 and December 31, 2001, respectively. The Company also has 10,000,000 shares of preferred stock with $100 par value authorized per share of which none were issued and outstanding as of March 31, 2002 and December 31, 2001, respectively. As a result of the transactions discussed below, the Company has three series of redeemable preferred stock outstanding, which have mezzanine presentation because they are redeemable at the option of the holder.

         On October 4, 1999 the Company sold to Goff Moore Strategic Partners, L.P. ("GMSP"), for an aggregate purchase price of $31,620,000 (i) 31,620 shares of Series A Preferred Stock, which are convertible into 6,200,000 shares of Common Stock at a conversion price of $5.10 per share, (ii) the Series A Warrant to purchase an aggregate of 1,550,000 shares of Common Stock at an exercise price of $6.375 per share and expiring October 4, 2004 and (iii) the Series B Warrant to purchase an aggregate of 1,550,000 shares of Common Stock at an exercise of $8.50 per share and expiring October 4, 2006. As a result of the value attributable to the Common Stock purchase warrants issued with the Series A Preferred Stock, the Series A Preferred Stock was issued at a discount which is being amortized over a five year period using the effective interest method. Proceeds were allocated based upon the relative fair values of the Series A Preferred Stock, and the Series A Warrants and the Series B Warrants. The Series A Warrants and the Series B Warrants are anti-dilutive.

         On March 23, 2001, the Company consummated another transaction (the "2001 GMSP Transaction") with GMSP pursuant to which, among other things, the Company issued shares of its newly created Series C Preferred Stock to GMSP in exchange for an aggregate purchase price of $3.0 million in cash.

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

         The agreement with GMSP in connection with the 2001 GMSP Transaction was conditioned upon the following changes in the securities currently held by GMSP. The exercise prices of the Series A Warrant and the Series B Warrant held by GMSP were amended to equal $2.25 and $2.5875 per share, respectively. Each of these warrants provides for the purchase of 1,550,000 million shares of Common Stock, subject to adjustment. Further, the Company is required to redeem the outstanding shares of its Series A Preferred Stock on January 1, 2006, subject to certain conditions, at a price of $1,000 per share plus accrued and unpaid dividends. Any Series A Preferred Stock unredeemed for any reason after that date would accrue interest, payable quarterly at a rate equal to eight percent per year with any unpaid interest compounded annually.

         On March 23, 2001, the Company consummated a transaction with Robert W. Stallings (the "Stallings Transaction") pursuant to which, among other things, the Company issued shares of its newly created Series B Preferred Stock and a warrant to purchase an aggregate of 1,050,000 shares of Common Stock at $2.25 per share and expiring March 23, 2006 in exchange for an aggregate purchase price of $3.0 million in cash. The annual dividend provisions and the redemption provisions of the Series B Preferred Stock are the same as those for the Series C Preferred Stock. The Series B Preferred Stock is convertible into Common Stock at $2.25 per share. Subject to adjustment for certain events, the Series B Preferred Stock is convertible into a maximum of 1,333,333 shares of Common Stock.

         The 2001 GMSP Transaction and the Stallings Transaction results in all preferred stock being redeemable. The discount on the preferred stock is being amortized over the period until redemption using the effective interest method. At March 31, 2002 and December 31, 2001, there was $12,419,000 and $13,051,000, respectively, in unaccreted discount on the preferred stock and $622,877 and $461,344, respectively, in accrued dividends on the Series B and Series C Preferred Stock.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


         As of March 31, 2002 there were 609,712 options outstanding to purchase common stock ("options") at an average exercise price of $8.83 per share that had been granted to officers and directors of the Company under the 1995 Stock Option Plan; 437,150 options, at an average exercise price of $5.58 per share, that had been granted to officers, directors and employees of the Company under the 1998 Long-Term Incentive Plan; and 579,710 options, at an exercise price of $5.75 per share, that had been granted to Glenn W. Anderson under an employment agreement.

         Cash dividends of $478,971 ($.0175 per share) were paid during the first quarter of 2001. The Board of Directors discontinued quarterly dividends on the common stock in February 2001.

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

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


         The Company has elected not to allocate assets to the commercial lines or personal lines segments for management reporting purposes.

         The following tables present a summary of segment profit (loss) for the three months ended March 31, 2002 and 2001:

                                                                    Three months ended March 31, 2002
                                                          ----------------------------------------------------
                                                          Commercial     Personal
                                                            Lines         Lines         Other          Total
                                                          ----------    ----------    ----------    ----------
                                                                         (Amounts in thousands)
Gross premiums written                                    $    9,679         9,974            --        19,653
                                                          ==========    ==========    ==========    ==========
Premiums earned                                           $   10,704         6,738            --        17,442
Net investment income                                            528           762             3         1,293
Insurance services                                                --           (98)          776           678
Expenses                                                     (14,408)       (7,227)         (408)      (22,043)
                                                          ----------    ----------    ----------    ----------
    Operating income (loss)                                   (3,176)          175           371        (2,630)
Net realized gains                                                --            --           363           363
Interest expense                                                  --          (111)           --          (111)
                                                          ----------    ----------    ----------    ----------


  Income (loss) before Federal income taxes               $   (3,176)           64           734        (2,378)
                                                          ==========    ==========    ==========    ==========


                                                Three months ended March 31, 2001
                                       ---------------------------------------------------
                                       Commercial     Personal
                                         Lines         Lines         Other        Total
                                       ----------    ----------    ----------   ----------
                                                      (Amounts in thousands)
Gross premiums written                 $   20,975        17,129            --       38,104
                                       ==========    ==========    ==========   ==========
Premiums earned                        $    7,333         9,292            --       16,625
Net investment income                       1,412         1,027           130        2,569
Insurance services                             --            80           125          205
Expenses                                  (10,164)      (11,513)           11      (21,666)
                                       ----------    ----------    ----------   ----------
    Operating income (loss)                (1,419)       (1,114)          266       (2,267)
Net realized gains                             --            --           877          877
Interest expense                               --          (290)           --         (290)
Amortization expense                           --          (247)           --         (247)
                                       ----------    ----------    ----------   ----------
    Income (loss) before Federal
       income taxes                    $   (1,419)       (1,651)        1,143       (1,927)
                                       ==========    ==========    ==========   ==========

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


(6)      Subsequent Event

         The Company's Common Stock commenced trading on the OTC Bulletin Board on April 15, 2002 under the ticker symbol "GNAC". The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last sale prices, and volume information in over-the-counter equity securities.

         The New York Stock Exchange ("NYSE") suspended trading of the Company's Common Stock prior to the opening on April 15, 2002. This action was taken by the NYSE because the Company had fallen below the NYSE's continued listing standards with regard to market capitalization, stockholders' equity and the price of the Common Stock.

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

Tri-State Acquisition and Sale

On January 7, 2000, the Company expanded its personal lines business conducted through the Lalande Group through the acquisition of Tri-State, an insurance operation specializing in underwriting, servicing and claims handling of nonstandard personal auto insurance in Minnesota, North Dakota and South Dakota. Tri-State owned and operated a managing general agency, a motor vehicle driving records service company and an insurance subsidiary, Midwest Casualty Insurance Company ("MCIC") that had policyholders' surplus of approximately $3,034,000. The purchase price consideration consisted of $6,000,000 in cash at closing plus additional cash payments of $1,200,000 and $1,600,000 paid in July 2000 and January 2001, respectively. On August 31, 2001, the Company sold all of the stock of Tri-State to Herbert A. Hill for a cash price of $935,000. Mr. Hill is the President and a former owner of Tri-State. The Company retained MCIC which had policyholders' surplus of approximately $3,078,000 at December 31, 2001.

Transactions with Goff Moore Strategic Partners, L.P. ("GMSP")

1999 GMSP Transaction. On October 4, 1999, the Company sold to GMSP, for an aggregate purchase price of $31,620,000, (i) 31,620 shares of Series A Preferred Stock, which are convertible into 6,200,000 shares of Common Stock at a conversion price of $5.10 per share (subject to adjustment for certain events),
(ii) the Series A Warrant to purchase an aggregate of 1,550,000 shares of Common Stock at an exercise price of $6.375 per share and expiring October 4, 2004 and
(iii) the Series B Warrant to purchase an aggregate of 1,550,000 shares of Common Stock at an exercise of $8.50 per share and expiring October 4, 2006. At closing the Company and its insurance company subsidiaries entered into Investment Management Agreements with GMSP, pursuant to which GMSP manages their respective investment portfolios. Completion of these transactions (the "1999 GMSP Transaction") concluded the strategic alternatives review process that the Company initiated in 1998. Proceeds from the 1999 GMSP Transaction were available for acquisitions, investments and other corporate purposes.

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

The agreement with GMSP in connection with to 2001 GMSP Transaction was conditioned upon the following changes in the securities currently held by GMSP. The exercise prices of the Series A Warrant and the Series B Warrant held by GMSP were amended to $2.25 per share and $2.5875 per share, respectively. Each of these warrants provides for the purchase of 1,550,000 million shares of Common Stock, subject to adjustment. Further, the Company is required to redeem the outstanding shares of its Series A Preferred Stock on January 1, 2006, subject to certain conditions, at a price of $1,000 per share plus accrued and unpaid dividends. Any Series A Preferred Stock unredeemed for any reason after that date would accrue interest, payable quarterly at a rate equal to eight percent per year with any unpaid interest compounded annually. The Series A Preferred Stock is convertible into 6,200,000 shares of Common Stock at a conversion price of $5.10 per share.

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

Transactions with Robert W. Stallings

On March 23, 2001, the Company consummated a transaction with Robert W. Stallings (the "Stallings Transaction") pursuant to which, among other things, the Company issued shares of its newly created Series B Preferred Stock and a warrant to purchase an aggregate of 1,050,000 shares of Common Stock at $2.25 per share and expiring March 23, 2006 in exchange for an aggregate purchase price of $3.0 million in cash. The annual dividend provisions and the redemption provisions of the Series B Preferred Stock are the same as those for the Series C Preferred Stock. The Series B Preferred Stock is convertible into Common Stock at $2.25 per share. Subject to adjustment for certain events, the Series B Preferred Stock is convertible into a maximum of 1,333,333 shares of Common Stock. Mr. Stallings was elected non-executive Vice Chairman of the Board and a director of the Company. On September 6, 2001, Mr. Stallings was elected non-executive Chairman of the Board of Directors of the Company.

Reinsurance Transactions

Effective December 31, 2000, the Company entered into a quota share reinsurance agreement whereby the Company ceded 100% of its commercial auto liability unearned premiums and 50% of all other commercial business unearned premiums at December 31, 2000 to a non-affiliated reinsurer. For policies with an effective date of January 1, 2001 through December 31, 2001, the Company entered into a quota share reinsurance agreement whereby the Company ceded 21.03% of its commercial business to a non-affiliated reinsurer. Also effective December 31, 2000, the Company entered into a reserve reinsurance cover agreement with a non-affiliated reinsurer. This agreement reinsures the Company's ultimate net aggregate liability in excess of $32,500,000 up to an aggregate limit of $89,650,000 for net commercial auto liability losses and loss adjustment expense incurred but unpaid as of December 31, 2000. The Company established a reinsurance balance receivable and a liability for funds held under reinsurance agreements for the reserves transferred at December 31, 2001. Also in connection with this agreement, the Company was required to maintain assets in a trust fund with a fair value at least equal to the funds held liability. The trust fund was established during the third quarter of 2001 and at December 31, 2001 the assets in the trust had a fair value of $49,553,698. Because the Company's statutory policyholders' surplus fell below certain levels specified in the agreement, the reinsurer had the option to direct the trustee to transfer the assets of the trust to the reinsurer. In March of 2002, the reinsurer exercised this option and the trust assets were transferred to the reinsurer. As a result, investments and funds held under reinsurance agreements were reduced by approximately $44,000,000. The Company recorded a realized gain of approximately $486,000 as a result of the transfer. The reinsurer continues to be responsible for reimbursing the Company for claim payments covered under this agreement.

RESULTS OF OPERATIONS

Gross premiums written for the first quarter of 2002 were $19,653,342 versus $38,103,689 for the comparable 2001 period representing a 48% decrease. Commercial lines decreased 30 percentage points ("points") as a result of the Company's decision to discontinue writing commercial lines business. Personal lines decreased 18 points as a result of the decision to discontinue writing all personal lines other than nonstandard personal auto in Florida.

The following table compares the major product lines between the periods for gross premiums written.


                                    Three months ended March 30
                         --------------------------------------------------
                                   2002                      2001
                         -----------------------    -----------------------
                                       (Amounts in thousands)
Commercial lines         $    9,679           49%   $   20,975           55%
Personal lines                9,974           51        17,129           45
                         ----------   ----------    ----------   ----------
     Total               $   19,653          100%   $   38,104          100%
                         ==========   ==========    ==========   ==========

COMMERCIAL LINES accounted for 30 percentage points ("points") of the decrease in gross premiums written for the first quarter of 2002 versus the comparable 2001 periods. Commercial auto contributed 12 points of the decrease, general liability contributed 13 points and auto garage contributed 4 points. The GAAP combined ratio for the commercial lines segment was 134.6% for the first quarter of 2002 versus 138.6% for the first quarter of 2001. The Company has decided to discontinue writing commercial lines business.

PERSONAL LINES accounted for 18 points of the decrease for the first quarter of 2002 versus the comparable 2001 period. Personal auto writings account for 13 points of the decrease and umbrella liability writings account for 4 points of the decrease recorded in the first quarter of 2002. The writings in nonstandard auto in Florida contributed 10 points to the decrease primarily due to its move from twelve-month policies to six-month policies. The GAAP combined ratio for the personal lines segment was 107.3% for the first quarter of 2002 versus 123.9% for the first quarter of 2001. Florida nonstandard personal auto, the largest line in this segment, was marginally unprofitable (105.2% combined ratio) for the first quarter of 2002.

For the first quarter of 2002, gross premium percentages by significant product line were as follows: personal auto (50%), commercial general liability (20%), commercial auto garage (16%) and commercial auto (11%), with no other product line comprising more than 5%. Net premiums earned increased 5% for the first quarter of 2002 versus the comparable 2001 period primarily as a result of commercial lines which recorded a large decrease to net premiums earned in the first quarter of 2001, due to the commercial quota share reinsurance treaty that incepted December 31, 2000.

Net investment income decreased 50% for the first quarter of 2002 versus the comparable 2001 periods due to the decline in investments as a result of negative cash flows from operations and the general decline in interest rates.

During the first quarter of 2002, the Company reduced the carrying value of a non-rated commercial mortgage backed security to $0 resulting in a write down of $2,010,670 (recorded as a realized loss in the statement of operations) as a result of a significant increase in the default rate in the underlying commercial mortgage portfolio, which has disrupted the cash flow stream sufficiently to make future cash flows unpredictable. This write-down was offset by net realized gains of $2,373,211 recorded from the sale of various bond securities. As of March 31, 2002, the Company does not own any securities of individual entities that are rated below B by Standard & Poor's.

Insurance services revenues increased $472,354 in the first quarter of 2002 over the first quarter of 2001 primarily as a result of amortization of deferred reinsurance recoveries from reserve development under the reserve reinsurance cover agreement mentioned previously.

Claims and claims adjustment expenses ("C & CAE") increased $60,304 in the first quarter of 2002 from the first quarter of 2001 and the C & CAE ratio was 86.4% in the first quarter of 2002 versus 90.3% in the first quarter of 2001. The decrease in the C & CAE ratio was primarily due to improved claim results in both commercial and personal lines with neither line experiencing prior period development in claims.

The ratio of commissions plus the change in deferred policy acquisition costs and deferred ceding commission income to net premiums earned was 20% for the first quarter of 2002 versus 18% for the first quarter of 2001. The primary reason for the increase in the ratio was due to a decrease in ceding commission income from the commercial quota share reinsurance agreements during the 2002 period.

Interest expense from the note payable decreased in the first quarter of 2002 from the comparable 2001 period due to a decrease in the outstanding note payable balance. There is no amortization expense in the first quarter of 2002 due to the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (see Note 1(f) of Notes to Financial Statements).

Underwriting and operating expenses were down 5% in the first quarter of 2002 from the comparable 2001 period primarily as a result of cost reductions implemented in previous periods and in the current period.

The Company recorded tax expense during the first quarter of 2002 due to an increase to the deferred tax asset valuation allowance, as a result of excluding the effects of unrealized gains in the deferred tax asset. The net deferred tax asset at March 31, 2002, exclusive of the tax effect of unrealized gains, was $34,044,153.

LIQUIDITY AND CAPITAL RESOURCES

Parent Company

GAINSCO, INC. ("GNA") is a holding company that provides administrative and financial services for its wholly owned subsidiaries. GNA needs cash for: (1) principal and interest on its bank note payable, (2) administrative expenses, and (3) investments. The primary sources of cash to meet these obligations are statutory permitted payments from its insurance subsidiaries, including (1) dividend payments, (2) surplus debenture interest payments, and (3) tax sharing payments. Statutes in Oklahoma and North Dakota restrict the payment of dividends by the insurance company subsidiaries to the available surplus funds derived from their realized net profits. The maximum amount of cash dividends that each subsidiary may declare without regulatory approval in any 12-month period is the greater of net income for the 12-month period ended the previous December 31 or ten percent (10%) of policyholders' surplus as of the previous December 31. On February 28, 2002, General Agents (the Oklahoma subsidiary) paid dividends to GNA of $7,238,000. Based on its surplus amounts at December 31, 2002 and generally without prior regulatory approval, in early 2003 General Agents may declare dividends to GNA of up to the greater of net income for the 12-month period ended December 31, 2002 or ten percent (10%) of policyholders' surplus as of December 31, 2002. In 2002 MCIC (the North Dakota subsidiary) may declare dividends to GNA of up to approximately $300,000. GNA believes the cash dividends from its insurance subsidiaries should be sufficient to meet its expected obligations for 2002.

The Company had Federal income tax loss carry forward tax benefits at March 31, 2002 of approximately $20,106,000 that could be applied against any future earnings of the Company, subject to certain limitations. Thus, the Company does not currently require funds to satisfy Federal income tax obligations.

GNA entered into an amendment dated as of February 27, 2002 to its bank credit agreement which cured GNA's covenant breaches and provided for additional principal prepayments. Pursuant to the amendment, GNA prepaid $6,100,000 of the indebtedness outstanding under the credit agreement. Several covenants in the existing credit agreement were eliminated or modified by the amendment and the interest rate was changed to a base rate (which approximates prime) plus 175 basis points. The major financial covenant of the amended credit agreement requires the statutory surplus of General Agents to be at a minimum of the lesser of $20,000,000 or five times the unpaid principal balance. General Agents' statutory surplus at March 31, 2002 was approximately $35,500,000, which is approximately 78% above the minimum threshold. The remaining $4,200,000 principal balance under the credit agreement is payable in 2003 which the Company intends to fund with dividends from General Agents and short term investments. The credit agreement, among other things, precludes payment of dividends on common or preferred stock and restricts the kinds of investments that GNA may make.

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

With regard to long term liquidity, the average maturity of the investment portfolio is approximately 2.8 years. The fair value of the fixed maturity portfolio at March 31, 2002 was $2,214,872 above amortized cost.

Net cash used for operating activities was $65,551,619 for the first quarter of 2002 versus $34,730,342 in net cash used for operating activities for the first quarter of 2001. The large change was primarily related to a nonaffiliated reinsurer exercising its option under the reserve reinsurance cover agreement and taking possession of approximately $44,000,000 of investments, mentioned previously.

Investments decreased primarily due to a nonaffiliated reinsurer exercising its option, during the first quarter of 2002, to take possession of approximately $44,000,000 in investments, mentioned previously. Additionally, approximately $15,600,000 in bonds had been sold but not settled at March 31, 2002 and were classified as other assets pending settlement. The remaining decrease is attributable to principal payments on the Note payable of $6,600,000 and negative cash flows from operations.

Premiums receivable decreased primarily as a result of the Company's decision to discontinue writing commercial lines business. Reinsurance balances receivable decreased primarily due recoveries received under the reserve reinsurance cover agreement. Ceded unearned premiums decreased primarily as a result of the decrease in ceded unearned premium from the 2000 commercial quota share reinsurance agreements. Other assets increased primarily as a result of securities that were sold prior to March 31, 2002 but settled subsequently.

Unpaid claims and claims adjustment expenses decreased primarily due to the run-off of commercial business and no prior period development on claims. Unearned premiums decreased because of the decrease in writings. Accounts payable decreased primarily due to the payment of premiums to a non-affiliated insurer on business produced by the nonstandard personal auto agency. Reinsurance balances payable decreased primarily due to settlements made under various quota share reinsurance agreements during the first quarter of 2002. The note payable decreased primarily due to a prepayment of $6,100,000 made during the first quarter of 2002 in conjunction with an amendment to the credit agreement (see Note (3) of Notes to Consolidated Financial Statements).

Funds held under reinsurance agreements were reduced by approximately $47,800,000 million primarily due to a non-affiliated reinsurer's decision to take possession of investments of approximately $44,000,000, mentioned previously, which reduced the Company's liability to this non-affiliated reinsurer.

Accumulated other comprehensive income of $1,461,164 was recorded at March 31, 2002 as a result of the unrealized gains on bonds available for sale. The increase in retained deficit is primarily attributable to the net loss recorded during the first quarter of 2002.

The tragic events of September 11, 2001 did not impact the Company's financial results for the first quarter 2002.

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

FORWARD LOOKING STATEMENTS

Statements made in this report that are not strictly historical may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that important factors, representing certain risks and uncertainties, could cause actual results to differ materially from those contained in the forward-looking statements. These factors include, but are not limited to, (a) the Company's ability to effect the successful exit from unprofitable lines and businesses that the Company believes cannot be counted on to produce future profit, (b) heightened competition from existing competitors and new competitor entrants into the Company's markets, (c) the extent to which market conditions firm up, the acceptance of higher prices in the market place and the Company's ability to realize and sustain higher rates, (d) contraction of the markets for the Company's business, (e) the Company's ability to secure an A.M. Best rating acceptable to its end markets and meet its obligations under its capital and debt agreements, (f) the ongoing level of claims and claims-related expenses and the adequacy of claim reserves, (g) the effectiveness of investment strategies implemented by the Company's investment manager, (h) continued justification of recoverability of goodwill in the future, (i) the availability of reinsurance and the ability to collect reinsurance recoverables, (j) the Company's ability to invest in new endeavors that are successful, (k) the limitation on the Company's ability to use net operating loss carry forwards as a result of constraints caused by ownership changes within the meaning of Internal Revenue Code Section 382, and (l) general economic conditions including fluctuations in interest rates. A forward-looking statement is relevant as of the date the statement is made. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which the statements are made.

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

Item 2.  Changes in Securities and Use of Proceeds

         Disclosures required under this Item 2 have been made in Note 4 to the financial statements and under the heading "Business Operations" in this Report on Form 10-Q as well as in the Company's Definitive Proxy Statement dated May 26, 2002.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

                  15. Awareness Letter of KPMG LLP


         (b) Reports on Form 8-K

                  A Report on Form 8-K Report was filed March 6, 2002 reporting the Amendment No. 4 to the Company's credit agreement and the prepayment of $6,100,000 of the indebtedness outstanding under the credit agreement.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the Registrant as well as in his capacity as Chief Financial Officer.

                                       GAINSCO, INC.


Date: May 13, 2002                     By: /s/ Daniel J. Coots
                                          --------------------------------------
                                          Daniel J. Coots
                                          Senior Vice President, Treasurer and
                                            Chief Financial Officer

                               INDEX TO EXHIBITS

              EXHIBIT
              NUMBER       DESCRIPTION
              -------      -----------
                15         Awareness Letter of KPMG LLP