Form 10-Q
period 2002-06-30
GAINSCO INC
filed 2002-08-14
CIK 786344

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    Form 10-Q


                Quarterly Report under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


For Quarter Ended June 30, 2002                    Commission File Number 1-9828


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

As of August 8, 2002, there were 21,169,736 shares of the registrant's Common Stock ($.10 par value) outstanding.

                         GAINSCO, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                       Page
                                                                                       ----
PART I.  FINANCIAL INFORMATION

     ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS:

                 Independent Auditors' Review Report                                    3

                 Consolidated Balance Sheets as of June 30, 2002 (unaudited) and
                 December 31, 2001                                                      4

                 Consolidated Statements of Operations for the Three Months and
                 Six Months Ended June 30, 2002 and 2001 (unaudited)                    6

                 Consolidated Statements of Shareholders' Equity and Comprehensive
                 Income for the Six Months Ended June 30, 2002 (unaudited) and the
                 Twelve Months Ended December 31, 2001                                  7

                 Consolidated Statements of Cash Flows for the Six Months Ended
                 June 30, 2002 and 2001 (unaudited)                                     9

                 Notes to Consolidated Financial Statements
                 June 30, 2002 and 2001 (unaudited)                                    11

     ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS                                             27

     ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK            35

PART II. OTHER INFORMATION

     ITEM 1.     LEGAL PROCEEDINGS                                                     37

     ITEM 2.     CHANGE IN SECURITIES AND USE OF PROCEEDS                              37

     ITEM 3.     DEFAULTS UPON SENIOR SECURITIES                                       37

     ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   37

     ITEM 5.     OTHER INFORMATION                                                     38

     ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                      38

SIGNATURE                                                                              39

                       INDEPENDENT AUDITORS' REVIEW REPORT

The Board of Directors and Shareholders of GAINSCO, INC.:

We have reviewed the accompanying condensed consolidated balance sheet of GAINSCO, INC. and subsidiaries as of June 30, 2002 and the related condensed consolidated statements of operations for the six months ended June 30, 2002 and 2001, and condensed consolidated statement of shareholders' equity and comprehensive income for the six months ended June 30, 2002, and condensed consolidated statements of cash flows for the six months ended June 30, 2002 and 2001. These condensed financial statements are the responsibility of the Company's management.

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



                                                                        KPMG LLP
Dallas, Texas
August 9, 2002

                         GAINSCO, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                             June 30
                                                                              2002        December 31
                                  Assets                                   (unaudited)        2001
                                  ------                                   ------------   ------------
Investments
   Fixed maturities:
     Bonds available for sale, at fair value (amortized cost:
       $73,037,450 - 2002, $127,369,239 - 2001)                            $ 76,039,287    132,794,306
     Certificates of deposit, at cost (which approximates
       Fair value)                                                              645,000        645,000
     Other investments, at fair value (cost:  $2,110,467 - 2001)                     --      2,111,712
   Short-term investments, at cost (which approximates
       Fair value)                                                           39,918,473     45,126,581
                                                                           ------------   ------------
                  Total investments                                         116,602,760    180,677,599

Cash                                                                          2,795,070      3,567,717
Accrued investment income                                                       984,584      2,078,582
Premiums receivable (net of allowance for doubtful
    accounts: $200,000 - 2002 and 2001)                                       8,095,830     21,241,819
Reinsurance balances receivable (net of allowance for doubtful accounts:
    $407,483 - 2002, $2,653,597 - 2001) (note 2)                             45,389,155     62,303,215
Ceded unpaid claims and claim adjustment expenses (note 2)                   64,312,008     65,570,973
Ceded unearned premiums (note 2)                                              6,882,008     21,822,265
Deferred policy acquisition costs                                             2,607,257      3,188,226
Property and equipment (net of accumulated depreciation and
    amortization: $9,770,019 - 2002, $9,851,888 - 2001)                       5,544,379      6,224,872
Current Federal income taxes (note 1)                                         1,043,814      1,043,814
Deferred Federal income taxes (net of valuation allowance:
    $34,609,709 - 2002, $31,534,712 - 2001) (note 1)                                 --             --
Management contract                                                           1,512,571      1,537,571
Other assets                                                                  9,957,478      6,492,486
Goodwill (note 1)                                                               609,000      3,468,507
                                                                           ------------   ------------
       Total assets                                                        $266,335,914    379,217,646
                                                                           ============   ============



See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                                                             June 30
                                                                              2002          December 31
                                                                           (unaudited)         2001
                                                                          -------------    -------------
                       Liabilities and Shareholders' Equity
                       ------------------------------------
Liabilities
   Unpaid claims and claim adjustment expenses                            $ 171,276,938      181,058,706
   Unearned premiums                                                         25,210,657       47,973,720
   Commissions payable                                                        5,873,988        6,498,442
   Accounts payable                                                           5,428,973        8,573,166
   Reinsurance balances payable                                                 449,778        7,774,187
   Deferred revenue                                                           6,198,706        9,066,824
   Drafts payable                                                             4,637,328        7,017,595
   Note payable (note 3)                                                      4,200,000       10,800,000
   Funds held under reinsurance agreements (note 2)                                  --       47,783,905
   Deferred Federal income taxes                                              1,020,625               --
   Other liabilities                                                            116,700          124,828
                                                                          -------------    -------------
       Total liabilities                                                    224,413,693      326,671,373
                                                                          -------------    -------------
Convertible redeemable preferred stock - Series A ($1,000 stated value,
     31,620 shares authorized, 31,620 issued at June 30, 2002 and
     December 31, 2001) (note 4)                                             19,989,000       18,722,000
Convertible redeemable preferred stock - Series B ($1,000 stated value,
     3,000 shares authorized, 3,000 issued at June 30, 2002 and
     December 31, 2001) (note 4)                                              3,259,225        3,077,672
Redeemable preferred stock - Series C ($1,000 stated value,
     3,000 shares authorized, 3,000 issued at June 30, 2002 and
     December 31, 2001) (note 4)                                              3,394,224        3,230,672
                                                                          -------------    -------------
                                                                             26,642,449       25,030,344
                                                                          -------------    -------------
Shareholders' Equity (note 4)
   Preferred stock ($100 par value, 10,000,000 shares authorized, none
        issued at June 30, 2002 and none issued at December 31, 2001)                --               --
   Common stock ($.10 par value, 250,000,000 shares authorized,
        22,013,830 issued at June 30, 2002 and December 31, 2001)             2,201,383        2,201,383
   Common stock warrants                                                        540,000          540,000
   Additional paid-in capital                                               100,866,124      100,866,124
   Accumulated other comprehensive income (note 1)                            1,980,560        3,580,690
   Retained deficit                                                         (82,613,770)     (71,977,743)
   Treasury stock, at cost (844,094 shares at June 30, 2002 and
        December 31, 2001)                                                   (7,694,525)      (7,694,525)
                                                                          -------------    -------------
       Total shareholders' equity                                            15,279,772       27,515,929
                                                                          -------------    -------------
            Commitments and contingencies (note 4)
       Total liabilities and shareholders' equity                         $ 266,335,914      379,217,646
                                                                          =============    =============

See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations
                                  (Unaudited)


                                                                   Three months                    Six months
                                                                   ended June 30                  ended June 30
                                                             --------------------------    --------------------------
                                                                2002           2001           2002           2001
                                                             -----------    -----------    -----------    -----------
Revenues:
  Net premiums earned (note 2)                                16,874,644     17,162,493     34,316,800     33,787,925
  Net investment income                                        1,063,048      2,804,117      2,356,241      5,372,687
  Net realized gains (losses) (note 1)                            16,042         38,568        378,583        915,574
  Insurance services                                           1,827,037       (659,320)     2,504,614       (454,097)
                                                             -----------    -----------    -----------    -----------
    Total revenues                                            19,780,771     19,345,858     39,556,238     39,622,089
                                                             -----------    -----------    -----------    -----------
Expenses:
 Claims and claims adjustment expenses (note 2)               17,612,352     16,484,179     32,685,973     31,497,496
  Commissions                                                  1,953,617      4,698,570      5,960,285      9,240,825
  Change in deferred policy acquisition costs and deferred
    ceding commission income                                   1,111,975     (1,105,109)       580,969     (2,658,208)
  Interest expense (note 3)                                       68,063        222,240        178,629        511,884
  Amortization of goodwill                                            --        247,546             --        495,092
  Underwriting and operating expenses                            975,854      4,944,897      4,469,850      8,608,614
  Goodwill impairment (note 1)                                 2,859,507      5,086,283      2,859,501      5,086,283
                                                             -----------    -----------    -----------    -----------
    Total expenses                                            24,581,368     30,578,606     46,735,214     52,781,986
                                                             -----------    -----------    -----------    -----------
        Loss before Federal income taxes and cumulative
          effect of change in accounting principle            (4,800,597)   (11,232,748)    (7,178,976)   (13,159,897)

Federal income taxes:
  Current benefit                                                     --             --             --             --
  Deferred expense (benefit)                                          --     (3,843,092)     1,844,945     (4,581,844)
                                                             -----------    -----------    -----------    -----------

     Total taxes                                                      --     (3,843,092)     1,844,945     (4,581,844)
                                                             -----------    -----------    -----------    -----------
        Loss before cumulative effect of change in
          accounting principle                                (4,800,597)    (7,389,656)    (9,023,921)    (8,578,053)
                                                             -----------    -----------    -----------    -----------
Cumulative effect of change in accounting
  principle, net of tax                                               --       (489,554)            --       (489,554)
                                                             -----------    -----------    -----------    -----------
         Net loss                                             (4,800,597)    (7,879,210)    (9,023,921)    (9,067,607)
                                                             ===========    ===========    ===========    ===========

Loss per common share, basic and diluted (note 1):
  Loss before cumulative effect of change in accounting
     principle, per common share                                    (.27)          (.39)          (.50)          (.45)
  Cumulative effect of change in accounting  principle,
     net of tax, per common share                                     --           (.02)            --           (.02)
                                                             -----------    -----------    -----------    -----------
  Net loss per common share                                         (.27)          (.41)          (.50)          (.47)
                                                             ===========    ===========    ===========    ===========


See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

    Consolidated Statements of Shareholders' Equity and Comprehensive Income


                                                          Six months
                                                             ended              Twelve months
                                                          June 30, 2002             Ended
                                                           (unaudited)         December 31, 2001
                                                        -------------------   -------------------
Preferred stock:
   Balance at beginning of period                       $                --             3,162,000
   Conversion of shares to redeemable preferred stock
      (31,620 in 2001)                                                   --            (3,162,000)
                                                        -------------------   -------------------

      Balance at end of period                                           --                    --
                                                        -------------------   -------------------

Common stock:
   Balance at beginning and at end of period                      2,201,383             2,201,383
                                                        -------------------   -------------------

Common stock warrants:
   Balance at beginning of period                                   540,000             2,040,000
   Repricing of Series A and Series B warrants                           --            (1,680,000)
   Issuance of warrants in connection with
      Preferred stock                                                    --               180,000
                                                        -------------------   -------------------

      Balance at end of period                                      540,000               540,000
                                                        -------------------   -------------------

Additional paid-in capital:
   Balance at beginning of period                               100,866,124           113,540,252
   Conversion of shares to redeemable preferred stock
      (31,620 in 2001)                                                   --           (12,761,278)
   Accretion of discount on preferred shares                             --                87,150
                                                        -------------------   -------------------

      Balance at end of period                          $       100,866,124   $       100,866,124
                                                        -------------------   -------------------

                                                                     (continued)

                         GAINSCO, INC. AND SUBSIDIARIES

    Consolidated Statements of Shareholders' Equity and Comprehensive Income


                                                                  Six months ended
                                                                    June 30, 2002                       Twelve months ended
                                                                    (unaudited)                          December 31, 2001
                                                          ---------------------------------    ------------------------------------
  Retained earnings:
   Balance at beginning of period                         $ (71,977,743)                               5,957,798
   Net loss                                                  (9,023,921)      (9,023,921)            (75,607,047)     (75,607,047)
   Accrued dividends - redeemable preferred
      stock (note 4)                                           (327,106)                                (461,344)
   Accretion of discount on preferred shares                         --                                  (87,150)
   Accretion of discount on redeemable preferred shares      (1,285,000)                              (1,780,000)
                                                          -------------                       ------------------
      Balance at end of period                              (82,613,770)                             (71,977,743)
                                                          -------------                       ------------------
  Accumulated other comprehensive income (loss):
   Balance at beginning of period                             3,580,690                                3,897,371
   Unrealized gains (losses) on securities, net of
      reclassification adjustment, net of tax (note 1)       (1,600,130)      (1,600,130)               (316,681)        (316,681)
                                                          -------------    -------------      ------------------    -------------
   Comprehensive loss                                                        (10,624,051)                             (75,923,728)
                                                                           =============                            =============
      Balance at end of period                                1,980,560                                3,580,690
                                                          -------------                       ------------------
  Treasury stock:
   Balance at beginning and at end of period                 (7,694,525)                              (7,694,525)
                                                          -------------                       ------------------
      Total shareholders' equity at end of period         $  15,279,772                               27,515,929
                                                          =============                       ==================


See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                     Six months ended June 30
                                                                   ----------------------------
                                                                       2002            2001
                                                                   ------------    ------------
Cash flows from operating activities:
   Net loss                                                        $ (9,023,921)     (9,067,607)
     Adjustments to reconcile net loss to cash
        used for operating activities:
     Depreciation and amortization                                      248,662         964,586
     Goodwill impairment                                              2,859,507       5,086,283
     Impairment of fixed maturities                                   2,010,670       2,087,355
     Cumulative effect of change in accounting principle                     --         489,554
     Change in deferred Federal income taxes                          1,844,946      (4,581,844)
     Change in accrued investment income                              1,093,998         773,336
     Change in premiums receivable                                   13,145,989          32,091
     Change in reinsurance balances receivable                       16,914,060      (3,081,397)
     Change in ceded unpaid claims and claim adjustment expenses      1,258,965     (20,485,465)
     Change in ceded unearned premiums                               14,940,257      15,664,991
     Change in deferred policy acquisition costs and deferred
        ceding commission income                                        580,969      (2,658,208)
     Change in other assets                                          (3,464,992)     (2,087,308)
     Change in unpaid claims and claim adjustment expenses           (9,781,768)     (2,502,975)
     Change in unearned premiums                                    (22,763,063)    (11,915,363)
     Change in commissions payable                                     (624,454)      2,863,937
     Change in accounts payable                                      (3,144,193)     (2,239,694)
     Change in reinsurance balances payable                          (7,324,409)    (23,259,272)
     Change in deferred revenue                                      (2,868,118)        739,697
     Change in drafts payable                                        (2,380,267)       (961,948)
     Change in funds held under reinsurance agreements              (47,783,905)      1,763,439
     Change in other liabilities                                         (8,128)       (153,754)
     Change in current Federal income taxes                                  --         250,000
                                                                   ------------    ------------
        Net cash used for operating activities                     $(54,269,195)    (52,279,566)
                                                                   ============    ============


See accompanying notes to consolidated financial statements.         (continued)

                         GAINSCO, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                   Six months ended June 30
                                                                  ----------------------------
                                                                      2002            2001
                                                                  ------------    ------------
Cash flows from investing activities:

   Bonds available for sale:
     Sold                                                         $ 73,495,083      27,780,694
     Matured                                                         2,452,000      11,018,000
     Purchased                                                     (23,582,188)     (4,150,575)
   Common stock sold                                                        --       6,027,392
   Other investments sold                                            2,110,467         382,867
   Certificates of deposit matured                                     390,000         490,000
   Certificates of deposit purchased                                  (390,000)       (290,000)
   Net change in short term investments                              5,208,108       6,660,521
   Property and equipment disposed (purchased)                         413,078         820,985
                                                                  ------------    ------------
     Net cash provided by investing activities                      60,096,548      48,739,884
                                                                  ------------    ------------
Cash flows from financing activities:
   Payments on note payable                                         (6,600,000)     (3,500,000)
   Redeemable preferred stock and common stock warrants
     issued (net of transaction fees)                                       --       5,365,722
   Cash dividends paid                                                      --        (478,971)
                                                                  ------------    ------------
     Net cash provided by (used for) financing activities           (6,600,000)      1,386,751
                                                                  ------------    ------------
Net decrease in cash                                                  (772,647)     (2,152,931)
Cash at beginning of period                                          3,567,717       3,111,311
                                                                  ------------    ------------
Cash at end of period                                             $  2,795,070         958,380
                                                                  ============    ============


See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(1)    Summary of Accounting Policies

       (a)    Basis of Consolidation

              In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of GAINSCO, INC. and subsidiaries (the "Company") as of June 30, 2002, the results of operations for the three months and six months ended June 30, 2002 and 2001, the statements of shareholders' equity and comprehensive income for the six months ended June 30, 2002 and the twelve months ended December 31, 2001 and the statements of cash flows for the six months ended June 30, 2002 and 2001, on the basis of accounting principles generally accepted in the United States of America. The December 31, 2001 balance sheet and statement of shareholders' equity and comprehensive income included herein are derived from the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

                                              As of June 30, 2002     As of December 31, 2001
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

              The unrealized gains (losses) on investments at June 30, 2002 and December 31, 2001 are set forth in the following table:

                                           June 30, 2002    December 31, 2001
                                           -------------    ------------------
              Bonds available for sale:
                  Unrealized gain          $   3,001,837             5,425,067
                  Deferred tax expense        (1,021,277)           (1,845,175)
                                           -------------    ------------------
                     Net unrealized gain   $   1,980,560             3,579,892
                                           =============    ==================
              Other investments:
                  Unrealized gain          $          --                 1,245
                  Deferred tax expense                --                  (447)
                                           -------------    ------------------
                     Net unrealized gain   $          --                   798
                                           =============    ==================

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

              Proceeds from the sale of bond securities totaled $1,252,823 and $10,105,861 for the three months ended June 30, 2002 and 2001, respectively, and $73,495,083 and $27,780,694 for the six months ended June 30, 2002 and 2001, respectively. Proceeds from the sale of common stocks totaled $0 and $4,682,256 for the three months ended June 30, 2002 and 2001, respectively, and $0 and $6,027,392 for the six months ended June 30, 2002 and 2001, respectively. There were no sales of other investments during the three months ended June 30, 2002 or June 30, 2001, respectively. Proceeds from the sale of other investments totaled $2,110,467 and $382,867 for the six months ended June 30, 2002 and 2001, respectively.

              Realized gains and losses on investments for the three months and six months ended June 30, 2002 and 2001, respectively, are presented in the following table:


                                      Three months ended June 30      Six months ended June 30
                                      ---------------------------   ---------------------------
                                          2002           2001           2002           2001
                                      ------------   ------------   ------------   ------------
Realized gains:
    Bonds                                   16,042        111,822      2,859,903        409,468
    Common stock                                --      2,030,629             --      2,730,922
    Other investments                           --             --            241         20,208
                                      ------------   ------------   ------------   ------------

       Total realized gains                 16,042      2,142,451      2,860,144      3,160,598
                                      ------------   ------------   ------------   ------------
Realized losses:
    Bonds                                       --         16,528        470,891         17,163
    Impairment of bonds                         --             --      2,010,670             --
    Other investments                           --             --             --        140,506
    Impairment of other investments             --      2,087,355             --      2,087,355
                                      ------------   ------------   ------------   ------------
       Total realized losses                    --      2,103,883      2,481,561      2,245,024
                                      ------------   ------------   ------------   ------------
          Net realized gains                16,042         38,568        378,583        915,574
                                      ============   ============   ============   ============

              During the first six months of 2002, the Company reduced the carrying value of a non-rated commercial mortgage backed security to $0 resulting in a write down of $2,010,670 as a result of a significant increase in the default rate in January and February of 2002 in the underlying commercial mortgage portfolio, which has disrupted the cash flow stream sufficiently to make future cash flows unpredictable. This write down was offset by net realized gains of $2,389,253 recorded from the sale of various bond securities. As of June 30, 2002, the Company does not own any other securities of individual entities that are rated below B by Standard & Poor's.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


(c)           Federal Income Taxes

              The Company and its subsidiaries file a consolidated Federal income tax return. Deferred income tax items are accounted for under the "asset and liability" method which provides for temporary differences between the reporting of earnings for financial statement purposes and for tax purposes, primarily deferred policy acquisition costs, the discount on unpaid claims and claim adjustment expenses, net operating loss carry forwards and the nondeductible portion of the change in unearned premiums. The Company paid no Federal income taxes during the six months ended June 30, 2002. The Company received Federal income tax refunds totaling $250,000 during the six months ended June 30, 2001.

              In assessing the realization of its deferred tax assets, management considers whether it is more likely than not that a portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon management's consideration of expected reversal of deferred tax liabilities and projected future taxable income, management believes it is more likely than not that the Company will not realize the benefits of these deferred tax assets in the near future. At June 30, 2002, the Company has established a valuation allowance against its net deferred tax assets, exclusive of the tax effect of unrealized gains, in the amount of $34,609,709. At December 31, 2001 the valuation allowance was $31,534,712 and included the tax effect on unrealized gains.

              As of June 30, 2002, the Company has net operating loss carry forwards for tax purposes of approximately $1,639,332, $30,985, $23,531,349, $33,223,099 and $10,276,022 which, if not utilized, will expire in 2018, 2019, 2020, 2021 and 2022, respectively. As of June 30, 2002 the Company has capital loss (gain) carry forwards of $983,964, ($1,103,331) and ($2,101,141) for tax purposes which, if not utilized, will expire in 2005, 2006 and 2007, respectively.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(d)           Earnings Per Share

              The following table sets forth the computation of basic and diluted earnings per share:

                                                             Three months ended June 30       Six months ended June 30
                                                            ----------------------------    ----------------------------
                                                               2002            2001            2002            2001
                                                            ------------    ------------    ------------    ------------
               Basic loss per share:

               Numerator:

                 Net loss                                   $ (4,800,597)     (7,879,210)     (9,023,921)     (9,067,607)
                 Less: Preferred stock dividends                 165,572         150,000         327,106         150,000
                       Accretion of discount on preferred
                           stock                                 653,000         574,000       1,285,000         661,150
                                                            ------------    ------------    ------------    ------------

                 Net loss to common shareholders            $ (5,619,169)     (8,603,210)    (10,636,027)     (9,878,757)
                                                            ------------    ------------    ------------    ------------
               Denominator:
                 Weighted average shares outstanding          21,169,736      21,169,736      21,169,736      21,169,736
                                                            ------------    ------------    ------------    ------------
                    Basic loss per common share             $       (.27)           (.41)           (.50)           (.47)
                                                            ============    ============    ============    ============
               Diluted loss per share:

               Numerator:

                 Net loss                                   $ (4,800,597)     (7,879,210)     (9,023,921)     (9,067,607)
                                                            ------------    ------------    ------------    ------------
               Denominator:
                 Weighted average shares outstanding          21,169,736      21,169,736      21,169,736      21,169,736
                 Effect of dilutive securities:
                    Employee stock options                            --              --              --              --
                    Convertible preferred stock                       --              --              --       2,657,143
                                                            ------------    ------------    ------------    ------------
                    Weighted average shares and assumed
                        conversions                           21,169,736      21,169,736      21,169,736      23,826,879
                                                            ------------    ------------    ------------    ------------
                    Diluted loss per common share *         $       (.27)           (.41)           (.50)           (.47)
                                                            ============    ============    ============    ============

               * The effects of common stock equivalents and convertible preferred stock are antidilutive for the three months and six months ended 2002 and 2001, respectively, due to the net loss for the periods; therefore, diluted loss per share is reported the same as basic loss per share.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


(e)           Accumulated Other Comprehensive Income

              The following schedule presents the components of other comprehensive income:

                                                              Three months ended June 30      Six months ended June 30
                                                             ---------------------------    ----------------------------
                                                                2002           2001            2002            2001
                                                             ------------   ------------    ------------    ------------
               Unrealized gains (losses) on securities:
                  Unrealized holding gains (losses)
                   during period                             $    786,964     (2,260,041)        (51,265)        857,806

               Less:  Reclassification adjustment for
                      amounts included in net income for
                      realized gains                                   --         38,568       2,373,211         915,574
                                                             ------------   ------------    ------------    ------------
                      Other comprehensive income (loss)
                        before Federal income taxes               786,964     (2,298,609)     (2,424,476)        (57,768)

                  Federal income tax expense (benefit)            267,568       (781,526)       (824,346)        (19,640)
                                                             ------------   ------------    ------------    ------------
                      Other comprehensive income (loss)      $    519,396     (1,517,083)     (1,600,130)        (38,128)
                                                             ============   ============    ============    ============

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

              In December 2001, prior to the adoption of Statement 142, the Company recorded an impairment of $13,360,603 on the goodwill associated with the 1998 acquisition of the Lalande Group. As a result of the decision to position the Company for an exit from personal auto, the Company evaluated the related goodwill and recorded an impairment of $2,859,507 in the second quarter of 2002. The remaining goodwill as of June 30, 2002 is $609,000 and is related to the 1998 acquisition of the Lalande Group. Effective in 2002, goodwill is no longer be amortized but will be subject to an impairment test based on its estimated fair value. Therefore, additional impairment losses could be recorded in future periods.


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

              On July 30, 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have material effect on its consolidated financial position or results of operations.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(2)    Reinsurance

       The amounts deducted in the Consolidated Statements of Operations for reinsurance ceded for the three months and six months ended June 30, 2002 and 2001, respectively, are set forth in the following table.

                                                          Three months ended June 30       Six months ended June 30
                                                         ----------------------------    ----------------------------
                                                            2002            2001            2002            2001
                                                         ------------    ------------    ------------    ------------
               Premiums earned - all other               $  5,095,899      19,227,278      14,226,739      42,898,281

               Premiums earned - Florida business        $     (2,719)        (13,168)         (5,936)        599,968

               Premiums earned - fronting arrangements   $  4,576,475       4,368,098       9,571,438       9,070,225

               Claims and claim adjustment expenses -
                 All other                               $  6,389,374      15,973,729      14,313,846      37,137,401

               Claims and claim adjustment expenses -
                 Florida business                        $    140,566         (61,182)        350,340         663,354

               Claims and claim adjustment expenses -
                 Plan servicing                          $    226,471         748,392        (115,256)        662,621

               Claims and claim adjustment expenses -
                 Fronting arrangements                   $  4,597,199       3,286,118       8,019,742       6,338,978

       Claims ceded to the commercial automobile plans of Arkansas, California, Louisiana, Mississippi and Pennsylvania are designated as "plan servicing". There were no plan servicing premiums earned during the six months ended June 30, 2002 and 2001, respectively.

       There were no plan servicing or Florida business unearned premiums at June 30, 2002 and December 31, 2001, respectively. The amounts included in the Consolidated Balance Sheets for reinsurance ceded under fronting arrangements and reinsurance ceded to the commercial automobile plans of Arkansas, California, Louisiana, Mississippi and Pennsylvania as of June 30, 2002 and December 31, 2001 were as follows:

                                                                                         2002           2001
                                                                                     ------------   ------------
               Unearned premiums - fronting arrangements                             $  3,481,095      6,135,014

               Unpaid claims and claim adjustment expenses - Florida business        $    842,676      1,222,401

               Unpaid claims and claim adjustment expenses - plan servicing          $    947,312      1,578,861

               Unpaid claims and claim adjustment expenses - fronting arrangements   $  8,305,315      6,411,608

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


       Effective December 31, 2000 the Company entered into a quota share reinsurance agreement whereby the Company ceded 100% of its commercial auto liability unearned premiums and 50% of all other commercial business unearned premiums at December 31, 2000 to a non-affiliated reinsurer. For policies with an effective date of January 1, 2001 through December 31, 2001, the Company entered into a quota share reinsurance agreement whereby the Company ceded 21.03% of its commercial business to a non-affiliated reinsurer. Also effective December 31, 2000, the Company entered into a reserve reinsurance cover agreement with a non-affiliated reinsurer. This agreement reinsures the Company's ultimate net aggregate liability in excess of $32,500,000 up to an aggregate limit of $57,150,000 for net commercial auto liability losses and loss adjustment expense incurred but unpaid as of December 31, 2000. At June 30, 2002 and December 31, 2001 a deferred reinsurance gain of $5,473,441 and $7,937,531, respectively, has been recorded in deferred revenues. For the second quarter and the first six months of 2002, $579,014 and $2,464,090 has been recorded in other income which represents the reserve development under the reserve reinsurance cover agreement. No amounts were recognized for the second quarter and the first six months of 2001 under the reserve reinsurance agreement. Since its inception at December 31, 2000 $3,576,559 has been recorded in other income which represents the reserve development under the reserve reinsurance cover agreement. The deferred gain item will be recognized in income in future periods based upon the ratio of claims paid in the $57,150,000 layer to the total of the layer. The Company established a reinsurance balance receivable and a liability for funds held under reinsurance agreements for the reserves transferred at December 31, 2001. Also in connection with this agreement, the Company was required to maintain assets in a trust fund with a fair value at least equal to the funds held liability. The trust fund was established during the third quarter of 2001 and at December 31, 2001 the assets in the trust had a fair value of $49,553,698. Because the Company's statutory policyholders' surplus fell below certain levels specified in the agreement, the reinsurer had the option to direct the trustee to transfer the assets of the trust to the reinsurer. In March of 2002, the reinsurer exercised this option and the trust assets were transferred to the reinsurer. As a result, investments and funds held under reinsurance agreements were reduced by approximately $44.0 million. The Company recorded a realized gain of approximately $486,000 as a result of this transfer. The reinsurer remains responsible for reimbursing the Company for claim payments covered under this agreement.

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

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

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

       The Company recorded interest expense of $68,063 and $222,240 for the three months ended June 30, 2002 and 2001, respectively, and $178,629 and $511,884 for the six months ended June 30, 2002 and 2001, respectively. The Company paid interest expense of $72,027 and $242,036 for the three months ended June 30, 2002 and 2001, respectively, and $199,487 and $563,134 for the six months ended June 30, 2002 and 2001. The Company made unscheduled principal prepayments of $2,500,000, $500,000 and $200,000 in the first, third and fourth quarters of 2001, respectively, and scheduled principal payments of $500,000 in January, April, July and October of 2001 and in January 2002.

(4)    Redeemable Preferred Stock and Shareholders' Equity

       The Company has authorized 250,000,000 shares of common stock, par value $.10 per share (the "Common Stock"). Of the authorized shares of Common Stock, 22,013,830 were issued as of June 30, 2002 and December 31, 2001, respectively, and 21,169,736 were outstanding as of June 30, 2002 and December 31, 2001, respectively. The Company also has 10,000,000 shares of preferred stock with $100 par value authorized per share of which none were issued and outstanding as of June 30, 2002 and December 31, 2001, respectively. As a result of the transactions discussed below, the Company has three series of redeemable preferred stock outstanding which have mezzanine presentation because they are redeemable at the option of the holder.

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

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

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

       The 2001 GMSP Transaction and the Stallings Transaction results in all preferred stock being redeemable. The discount on the preferred stock is being amortized over the period until redemption using the effective interest method. At June 30, 2002 and December 31, 2001, there was $11,766,000 and $13,051,000, respectively, in unaccreted discount on the preferred stock and $788,450 and $461,344, respectively, in accrued dividends on the Series B and Series C Preferred Stock.

       As of June 30, 2002 there were 609,712 options outstanding to purchase common stock ("options") at an average exercise price of $8.83 per share that had been granted to officers and directors of the Company under the 1995 Stock Option Plan; 432,195 options, at an average exercise price of $5.58 per share, that had been granted to officers, directors and employees of the Company under the 1998 Long-Term Incentive Plan; and 579,710 options, at an exercise price of $5.75 per share, that had been granted to Glenn W. Anderson under an employment agreement.

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

                         GAINSCO, INC. AND SUBSIDIARIES


                   Notes to Consolidated Financial Statements
                                   (Unaudited)


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

       The following tables present a summary of segment profit (loss) for the three months and six months ended June 30, 2002 and 2001:

                                                                            Three months ended June 30, 2002
                                                             --------------------------------------------------------
                                                              Commercial      Personal
                                                                Lines           Lines        Other           Total
                                                             -----------    -----------    -----------    -----------
                                                                              (Amounts in thousands)
               Gross premiums written                        $     2,994          5,787             --          8,781
                                                             ===========    ===========    ===========    ===========
               Premiums earned                               $     8,856          8,019             --         16,875
               Net investment income                                 577            465             21          1,063
               Insurance services                                  2,464           (280)          (357)         1,827
               Expenses                                          (12,046)        (9,158)          (450)       (21,654)
                                                             -----------    -----------    -----------    -----------
                   Operating income (loss)                          (149)          (954)          (786)        (1,889)
               Net realized gains                                     --             --             16             16
               Interest expense                                       --            (68)            --            (68)
               Goodwill impairment                                    --         (2,859)            --         (2,859)
                                                             -----------    -----------    -----------    -----------
                 Income (loss) before Federal income taxes   $      (149)        (3,881)          (770)        (4,800)
                                                             ===========    ===========    ===========    ===========

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                                                            Three months ended June 30, 2001
                                                               --------------------------------------------------------
                                                                Commercial     Personal
                                                                  Lines          Lines         Other           Total
                                                               -----------    -----------    -----------    -----------
                                                                                (Amounts in thousands)
               Gross premiums written                          $    16,826         12,301             --         29,127
                                                               ===========    ===========    ===========    ===========
               Premiums earned                                 $     8,693          8,469             --         17,162
               Net investment income                                 1,806            923             75          2,804
               Insurance services                                       --           (778)           119           (659)
               Expenses                                            (15,986)        (7,914)        (1,123)       (25,023)
                                                               -----------    -----------    -----------    -----------
                   Operating income (loss)                          (5,487)           700           (929)        (5,716)

               Net realized gains                                       --             --             39             39
               Interest expense                                         --           (222)            --           (222)
               Amortization expense                                     --           (248)            --           (248)
               Goodwill impairment                                      --         (5,086)            --         (5,086)
                                                               -----------    -----------    -----------    -----------
                   Income (loss) before Federal income taxes   $    (5,487)        (4,856)          (890)       (11,233)
                                                               ===========    ===========    ===========    ===========

                                                                           Six months ended June 31, 2002
                                                             --------------------------------------------------------
                                                              Commercial     Personal
                                                                Lines          Lines         Other           Total
                                                             -----------    -----------    -----------    -----------
                                                                               (Amounts in thousands)
               Gross premiums written                        $    12,673         15,761             --         28,434
                                                             ===========    ===========    ===========    ===========
               Premiums earned                               $    19,560         14,757             --         34,317
               Net investment income                               1,105          1,228             23          2,356
               Insurance services                                  2,464           (378)           419          2,505
               Expenses                                          (26,455)       (16,385)          (858)       (43,698)
                                                             -----------    -----------    -----------    -----------
                   Operating income (loss)                        (3,326)          (778)          (416)        (4,520)

               Net realized gains                                     --             --            379            379
               Interest expense                                       --           (179)            --           (179)
               Goodwill impairment                                    --         (2,859)            --         (2,859)
                                                             -----------    -----------    -----------    -----------
                 Income (loss) before Federal income taxes   $    (3,326)        (3,816)           (37)        (7,179)
                                                             ===========    ===========    ===========    ===========

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


                                                                                  Six months ended June 30, 2001
                                                                     ----------------------------------------------------------
                                                                     Commercial      Personal
                                                                       Lines           Lines           Other           Total
                                                                     ----------      ----------      ----------      ----------
                                                                                       (Amounts in thousands)
         Gross premiums written                                      $   37,801          29,430              --          67,231
                                                                     ==========      ==========      ==========      ==========
         Premiums earned                                             $   16,027          17,761              --          33,788
         Net investment income                                            3,217           1,950             206           5,373
         Insurance services                                                  --            (697)            243            (454)
         Expenses                                                       (26,151)        (19,426)         (1,113)        (46,690)
                                                                     ----------      ----------      ----------      ----------
             Operating income (loss)                                     (6,907)           (412)           (664)         (7,983)
         Net realized gains                                                  --              --             916             916
         Interest expense                                                    --            (512)             --            (512)
         Amortization expense                                                --            (495)             --            (495)
         Goodwill impairment                                                 --          (5,086)             --          (5,086)
                                                                     ----------      ----------      ----------      ----------
             Income (loss) before Federal income taxes               $   (6,907)         (6,505)            252         (13,160)
                                                                     ==========      ==========      ==========      ==========

(6)    Subsequent Events

       On August 12, 2002, the Company announced its decision to put itself in a position to exit its remaining active insurance business, personal auto, in as orderly and productive a fashion as possible. To this end, and as the current primary focus, the Company is seeking to sell its Miami, Florida-based personal auto operation, the Lalande Group. In June 2002, the company entered into a letter of intent with an unaffiliated third party which contemplates a purchase price principally based upon the direct premiums earned during a multi-year period following the transaction (but no payments at closing) and sets forth numerous conditions to closing, including regulatory and third party consents. The letter of intent does not create an obligation by any party to enter into a transaction, but generally prohibits the Company from soliciting or engaging in discussions or negotiations with any other potential purchaser until August 30, 2002. Preliminary due diligence investigation by the potential purchaser is underway, although negotiations with respect to definitive documentation have not commenced and there can be no assurance that a definitive agreement concerning a sale will be entered into or that any sale will be consummated. If a transaction is not consummated on terms acceptable to the Company, the Company will continue to evaluate the full range of options with respect to accomplishing its goal of putting itself in a position to exit the personal auto business.

       On August 12, 2002, the Company entered into a definitive acquisition agreement to sell and transfer a management contract controlling GAINSCO County Mutual Insurance Company ("GCM") to Berkeley Management Corporation ("Berkeley"), an affiliate of Liberty Mutual Insurance Company ("Liberty"), for a purchase price of up to $10.0 million, of which $1.0 million is payable upon closing and the balance in contingent payments through September 2009. The $9.0 million total of future payments would be payable $3 million in September 2003 and $1 million each year thereafter through September 2009 and each payment is contingent on there being no materially adverse change in the regulatory treatment of GCM specifically, or county mutuals generally, from legislative or regulatory administrative actions prior to the applicable payment date. Additionally, the Company may receive from GCM approximately $3 million of principal and interest in redemption of the GCM surplus debenture held by the

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

       Company. The obligation of Berkeley to make the contingent payments in accordance with the acquisition agreement is guaranteed by Liberty. Pursuant to a 100% quota share reinsurance agreement (the "GAIC Reinsurance Agreement") to be entered into at closing among GCM and GAINSCO's subsidiaries, General Agents Insurance Company of America, Inc. ("GAIC") and MGA Agency, Inc., and certain other arrangements, the Company will retain all assets and liabilities associated with GCM's past, present and runoff commercial insurance business. The Company makes a number representations, warranties and covenants in the acquisition agreement and generally indemnifies Berkeley and Liberty for any losses incurred resulting from (i) breaches of representations, warranties or covenants of the Company; (ii) employee benefit plan obligations of GCM relating to pre-closing periods; (iii) tax obligations of GCM relating to pre-closing periods; (iv) all liabilities of GCM, to the extent that they result from conditions or circumstances arising or events occurring before the Closing, subject to certain exceptions; (v) all insurance claims, liabilities and obligations of GCM that are not reinsured pursuant to the GAIC Reinsurance Agreement or certain insurance fronting programs between GCM and Metropolitan Property & Casualty Insurance Company and Omni Insurance Company, respectively; and (vi) any and all insurance claims, liabilities and obligations of GAIC under the GAIC Reinsurance Agreement. GCM does not have any employees or employee benefit plans. The closing of the transaction is subject to receipt of regulatory approvals from the Texas, Oklahoma and North Dakota Departments of Insurance and to approval by GAINSCO's bank and other conditions. The Company ultimately expects to record a gain from this transaction.

       The Company expects to sell the office building at 500 Commerce Street in Fort Worth, Texas housing the Company's principal executive offices to an unaffiliated third party for $5 million on August 30, 2002, subject to customary closing conditions. The Company expects to record a gain from this transaction. As a result of this anticipated sale of its office building, the Company was required to seek new office space to house its principal executive offices and operations. In August 2002, the Company expects to enter into an office lease for approximately 8,352 square feet of space in Fountain Place, 1445 Ross Avenue, Suite 5300, Dallas, Texas, to house the Company's executive offices and which address will be the Company's new registered address. The lease is expected to be for a term of four years, although the Company expects to have the right to terminate the lease at its option at the end of 2005. The annual rental expense is expected to equal to approximately $175,500. The lessor is Crescent Real Estate Funding X, L.P., an affiliate of Crescent Real Estate Equities Company, a Texas real estate investment trust f/k/a Crescent Real Estate Equities, Inc. ("Crescent"). Robert W. Stallings, GAINSCO's Chairman of the Board, became a member of the Board of Trust Managers of Crescent in May 2002 and John C. Goff, a member of GAINSCO's Board, is the Chief Executive Officer and Vice Chairman of the Board of Trust Managers of Crescent. Mr. Goff is deemed to be the beneficial owner of 3,630,248 common shares of Crescent, comprising 3.4% of the beneficial ownership of such shares. Mr. Stallings is deemed to be the beneficial owner of 22,000 common shares of Crescent, comprising less than 1% of the beneficial ownership of such shares. The management of the Company believes that the terms of the Company's lease with Crescent are no less favorable to GAINSCO than those offered to other tenants by Crescent or than GAINSCO could obtain for comparable space from unaffiliated parties.

       In July 2002, the Company also entered an office lease with an unaffiliated third party for 10,577 square feet of space at 5400 Airport Freeway, Suite A, Fort Worth, Texas, to house the Company's insurance operations. The lease is for a term of five years, although the Company may terminate the lease at its option after the expiration of three years. The annual base rental expense is equal to $105,770.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

       Because of their importance to the Company, in August 2002 the Company entered into executive severance agreements with three senior executives, Richard M. Buxton, Daniel J. Coots and Rick Laabs. The agreements generally provide that the Company shall pay the executive, upon termination of the employment of the executive by the Company without cause or by the executive with good reason during the term of the agreement, a lump sum severance amount equal to the base annual salary of the executive as of the date that the executive's employment with the Company ends. The current base annual salaries of Mssrs. Buxton, Coots and Laabs are $170,000, $155,000 and $150,000, respectively. The executive severance agreements do not supersede the change in control agreement or any other severance agreement the employee may have with the Company.

       The Company entered into Retention Incentive Agreements with sixteen of its officers and other employees (none of whom are among the five most highly compensated employees of the Company as of the most recent proxy statement sent to shareholders). Each of the Retention Incentive Agreements generally requires that the Company pay the applicable employee an amount based upon the employee's annual base salary, less amounts owed by the Company to the employee pursuant to any change in control or severance agreements the employee may have with the Company. The Company's obligation to make payments under each Retention Incentive Agreement is conditioned upon the employee remaining in the employ of the Company through a specified date, unless terminated earlier by the Company without cause or by the employee with good reason. The Company could be obligated to make up to an aggregate of approximately $ 793,000 in payments under the Retention Incentive Agreements.

       In August 2002, the Company entered into an amendment to its Investment Management Agreements with Goff Moore Strategic Partners, L.P. ("GMSP") (See "Transactions with Goff Moore Strategic Partners, L.P. - 1999 GMSP Transaction"). The amendment reduces, effective as of October 1, 2002, the minimum aggregate monthly payment owed by the Company to GMSP from $75,000 to $63,195 (with respect to each calendar month from October 2002 through September 2003), $53,750 (with respect to each calendar month from October 2003 through September 2004), and $45,417 (with respect to each calendar month after September 2004). The amendment also changes the date upon which either party to each of the investment management agreements can terminate the agreement at its sole option from October 4, 2002 to September 30, 2005. The amendment becomes effective with respect to each of the Company's respective insurance subsidiaries only after required approval from the applicable state insurance department has been received.

                         GAINSCO, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

       BUSINESS OPERATIONS


       Discontinuance of Commercial Lines

       On February 7, 2002, the Company announced its decision to cease writing its primary line of business, commercial insurance, due to continued adverse claims development and unprofitable results. As a result of this decision, approximately $68.5 million of unprofitable commercial business premium is being eliminated over the course of 2002 and 2003, with continuing reductions in the cost structure of the Company. At the end of the second quarter of 2002, the Company had approximately 1,115 claims outstanding related to its past writings of commercial insurance. Due to the long tail nature of these claims, the Company anticipates it will take a substantial number of years to complete an orderly adjustment and settlement process with regard to these claims, and any additional claims it receives in the future from its past business writings.


       Changes in Personal Lines

       On August 12, 2002, the Company announced its decision to put itself in a position to exit its remaining active insurance business, personal auto, in as orderly and productive a fashion as possible. To this end, and as the current primary focus, the Company is seeking to sell its Miami, Florida-based personal auto operation, the Lalande Group. In June 2002, the company entered into a letter of intent with an unaffiliated third party which contemplates a purchase price principally based upon the direct premiums earned during a multi-year period following the transaction (but no payments at closing) and sets forth numerous conditions to closing, including regulatory and third party consents. The letter of intent does not create an obligation by any party to enter into a transaction, but generally prohibits the Company from soliciting or engaging in discussions or negotiations with any other potential purchaser until August 30, 2002. Preliminary due diligence investigation by the potential purchaser is underway, although negotiations with respect to definitive documentation have not commenced and there can be no assurance that a definitive agreement concerning a sale will be entered into or that any sale will be consummated. If a transaction is not consummated on terms acceptable to the Company, the Company will continue to evaluate the full range of options with respect to accomplishing its goal of putting itself in a position to exit the personal auto business. Also, as a result of this process, the Company evaluated the related goodwill and recorded an impairment of approximately $2.9 million during the second quarter 2002. The remaining goodwill as of June 30, 2002 is $.6 million dollars and is related to the 1998 acquisition of the Lalande Group.


       Redeployment of Capital

       The Company anticipates a lengthy period of transition as it exits from its insurance business. During the transition process, the Company may consider the sale of additional subsidiaries associated with that business. Ultimately, the Company intends to redeploy the capital now required by its insurance business, once it becomes available, to pursue other opportunities in the future that offer a better prospect for profitability. The Company believes that suitable capital redeployment opportunities should be available after its insurance capital becomes available, but cannot predict the amount of capital that will ultimately be available for redeployment, the timing or the nature of the opportunities that may be available at the time capital becomes available. The opportunities may be outside of the insurance business and could be in the financial services business.

       Sale of GAINSCO County Mutual

       On August 12, 2002, the Company entered into a definitive acquisition agreement to sell and transfer a management contract controlling GAINSCO County Mutual Insurance Company ("GCM") to Berkeley Management Corporation ("Berkeley"), an affiliate of Liberty Mutual Insurance Company ("Liberty"), for a purchase price of up to $10.0 million, of which $1.0 million is payable upon closing and the balance in contingent payments through September 2009. The $9.0 million total of future payments would be payable $3 million in September 2003 and $1 million each year thereafter through September 2009 and each payment is contingent on there being no materially adverse change in the regulatory treatment of GCM specifically, or county mutuals generally, from legislative or regulatory administrative actions prior to the applicable payment date. Additionally, the Company may receive from GCM approximately $3 million of principal and interest in redemption of the GCM surplus debenture held by the Company. The obligation of Berkeley to make the contingent payments in accordance with the acquisition agreement is guaranteed by Liberty. Pursuant to a 100% quota share reinsurance agreement (the "GAIC Reinsurance Agreement") to be entered into at closing among GCM and GAINSCO's subsidiaries, General Agents Insurance Company of America, Inc. ("GAIC") and MGA Agency, Inc., and certain other arrangements, the Company will retain all assets and liabilities associated with GCM's past, present and runoff commercial insurance business. The Company makes a number of representations, warranties and covenants in the acquisition agreement and generally indemnifies Berkeley and Liberty for any losses incurred resulting from (i) breaches of representations, warranties or covenants of the Company; (ii) employee benefit plan obligations of GCM relating to pre-closing periods; (iii) tax obligations of GCM relating to pre-closing periods; (iv) all liabilities of GCM, to the extent that they result from conditions or circumstances arising or events occurring before the Closing, subject to certain exceptions; (v) all insurance claims, liabilities and obligations of GCM that are not reinsured pursuant to the GAIC Reinsurance Agreement or certain insurance fronting programs between GCM and Metropolitan Property & Casualty Insurance Company and Omni Insurance Company, respectively; and (vi) any and all insurance claims, liabilities and obligations of GAIC under the GAIC Reinsurance Agreement. GCM does not have any employees or employee benefit plans. The closing of the transaction is subject to receipt of regulatory approvals from the Texas, Oklahoma and North Dakota Departments of Insurance and to approval by GAINSCO's bank and other conditions. The Company ultimately expects to record a gain from this transaction.


       Sale of Office Building; New Office Leases

       The Company expects to sell the office building at 500 Commerce Street in Fort Worth, Texas housing the Company's principal executive offices to an unaffiliated third party for $5 million on August 30, 2002, subject to customary closing conditions. The Company expects to record a gain from this transaction. As a result of this anticipated sale of its office building, the Company was required to seek new office space to house its principal executive offices and operations. In August 2002, the Company expects to enter into an office lease for approximately 8,352 square feet of space in Fountain Place, 1445 Ross Avenue, Suite 5300, Dallas, Texas, to house the Company's executive offices and which address will be the Company's new registered address. The lease is expected to be for a term of four years, although the Company expects to have the right to terminate the lease at its option at the end of 2005. The annual rental expense is expected to equal to approximately $175,500. The lessor is Crescent Real Estate Funding X, L.P., an affiliate of Crescent Real Estate Equities Company, a Texas real estate investment trust f/k/a Crescent Real Estate Equities, Inc. ("Crescent"). Robert W. Stallings, GAINSCO's Chairman of the Board, became a member of the Board of Trust Managers of Crescent in May 2002 and John C. Goff, a member of GAINSCO's Board, is the Chief Executive Officer and Vice Chairman of the Board of Trust Managers of Crescent. Mr. Goff is deemed to be the beneficial owner of 3,630,248 common shares of Crescent, comprising 3.4% of the beneficial ownership of such shares. Mr. Stallings is deemed to be the beneficial owner of 22,000 common shares of Crescent, comprising less than 1% of the beneficial ownership of such shares. The management of the Company believes that the terms of the Company's lease with Crescent are no less favorable to GAINSCO than those offered to other tenants by Crescent or than GAINSCO could obtain for comparable space from unaffiliated parties.

       In July 2002, the Company also entered an office lease with an unaffiliated third party for 10,577 square feet of space at 5400 Airport Freeway, Suite A, Fort Worth, Texas, to house the Company's insurance operations. The lease is for a term of five years, although the Company may terminate the lease at its option after the expiration of three years. The annual base rental expense is equal to $105,770.


       Executive Severance Agreements

       Because of their importance to the Company, in August 2002 the Company entered into executive severance agreements with three senior executives, Richard M. Buxton, Daniel J. Coots and Rick Laabs. The agreements generally provide that the Company shall pay the executive, upon termination of the employment of the executive by the Company without cause or by the executive with good reason during the term of the agreement, a lump sum severance amount equal to the base annual salary of the executive as of the date that the executive's employment with the Company ends. The current base annual salaries of Mssrs. Buxton, Coots and Laabs are $170,000, $155,000 and $150,000, respectively. The executive severance agreements do not supersede the change in control agreements or any other severance agreements the employees may have with the Company.


       Retention Incentive Agreements

       The Company entered into Retention Incentive Agreements with sixteen of its officers and other employees (none of whom are among the five most highly compensated employees of the Company as of the most recent proxy statement sent to shareholders). Each of the Retention Incentive Agreements generally requires that the Company pay the applicable employee an amount based upon the employee's annual base salary, less amounts owed by the Company to the employee pursuant to any change in control or severance agreements the employee may have with the Company. The Company's obligation to make payments under each Retention Incentive Agreement is conditioned upon the employee remaining in the employ of the Company through a specified date, unless terminated earlier by the Company without cause or by the employee with good reason. The Company could be obligated to make up to an aggregate of approximately $ 793,000 in payments under the Retention Incentive Agreements.


       Amendment to Investment Management Agreements

       In August 2002, the Company entered into an amendment to its Investment Management Agreements with Goff Moore Strategic Partners, L.P. ("GMSP") (See "Transactions with Goff Moore Strategic Partners, L.P. - 1999 GMSP Transaction"). The amendment reduces, effective as of October 1, 2002, the minimum aggregate monthly payment owed by the Company to GMSP from $75,000 to $63,195 (with respect to each calendar month from October 2002 through September 2003), $53,750 (with respect to each calendar month from October 2003 through September 2004), and $45,417 (with respect to each calendar month after September 2004). The amendment also changes the date upon which either party to each of the investment management agreements can terminate the agreement at its sole option from October 4, 2002 to September 30, 2005. The amendment becomes effective with respect to each of the Company's respective insurance subsidiaries only after required approval from the applicable state insurance department has been received.

       Tri-State Acquisition and Sale

       On January 7, 2000, the Company expanded its personal lines business conducted through the Lalande Group through the acquisition of Tri-State, an insurance operation specializing in underwriting, servicing and claims handling of nonstandard personal auto insurance in Minnesota, North Dakota and South Dakota. Tri-State owned and operated a managing general agency, a motor vehicle driving records service company and an insurance subsidiary, Midwest Casualty Insurance Company ("MCIC") that had policyholders' surplus of approximately $3,034,000. The purchase price consideration consisted of $6,000,000 in cash at closing plus additional cash payments of $1,200,000 and $1,600,000 paid in July 2000 and January 2001, respectively. On August 31, 2001, the Company sold all of the stock of Tri-State to Herbert A. Hill for a cash price of $935,000. Mr. Hill is the President and a former owner of Tri-State. The Company retained MCIC, which had policyholders' surplus of approximately $3,078,000 at December 31, 2001 and $2,846,000 at June 30, 2002.


       Other Transactions with Goff Moore Strategic Partners, L.P.

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


       Transactions with Robert W. Stallings

       On March 23, 2001, the Company consummated a transaction with Mr. Stallings (the "Stallings Transaction") pursuant to which, among other things, the Company issued shares of its newly created Series B Preferred Stock and a warrant to purchase an aggregate of 1,050,000 shares of Common Stock at $2.25 per share and expiring March 23, 2006 in exchange for an aggregate purchase price of $3.0 million in cash. The annual dividend provisions and the redemption provisions of the Series B Preferred Stock are the same as those for the Series C Preferred Stock. The Series B Preferred Stock is convertible into Common Stock at $2.25 per share. Subject to adjustment for certain events, the Series B Preferred Stock is convertible into a maximum of 1,333,333 shares of Common Stock. Mr. Stallings was elected non-executive Vice Chairman of the Board and a director of the Company. On September 6, 2001, Mr. Stallings was elected non-executive Chairman of the Board of Directors of the Company.


       Reinsurance Transactions

       Effective December 31, 2000, the Company entered into a quota share reinsurance agreement whereby the Company ceded 100% of its commercial auto liability unearned premiums and 50% of all other commercial business unearned premiums at December 31, 2000 to a non-affiliated reinsurer. For policies with an effective date of January 1, 2001 through December 31, 2001, the Company entered into a quota share reinsurance agreement whereby the Company ceded 21.03% of its commercial business to a non-affiliated reinsurer. Also effective December 31, 2000, the Company entered into a reserve reinsurance cover agreement with a non-affiliated reinsurer. This agreement reinsures the Company's ultimate net aggregate liability in excess of $32,500,000 up to an aggregate limit of $89,650,000 for net commercial auto liability losses and loss adjustment expense incurred but unpaid as of December 31, 2000. The Company established a reinsurance balance receivable and a liability for funds held under reinsurance agreements for the reserves transferred at December 31, 2001. Also in connection with this agreement, the Company was required to maintain assets in a trust fund with a fair value at least equal to the funds held liability. The trust fund was established during the third quarter of 2001 and at December 31, 2001 the assets in the trust had a fair value of $49,553,698. Because the Company's statutory policyholders' surplus fell below certain levels specified in the agreement, the reinsurer had the option to direct the trustee to transfer the assets of the trust to the reinsurer. In March of 2002, the reinsurer exercised this option and the trust assets were transferred to the reinsurer. As a result, investments and funds held under reinsurance agreements were reduced by approximately $44,000,000. The Company recorded a realized gain of approximately $486,000 as a result of the transfer. The reinsurer continues to be responsible for reimbursing the Company for claim payments covered under this agreement


       RESULTS OF OPERATIONS

       Gross premiums written for the second quarter of 2002 were $8,781,050 versus $29,127,370 for the comparable 2001 period representing a 70% decrease. Commercial lines decreased 82% as a result of the Company's decision to discontinue writing commercial lines business. Personal lines decreased 53% as a result of the decision to discontinue writing all personal lines other than Florida personal auto. For the first six months of 2002 gross premiums written have decreased 58% from the comparable 2001 period which is primarily attributed to the decision to discontinue writing commercial lines and all personal lines other than Florida personal auto.

       The following table compares the major product lines between the periods for gross premiums written.

                                Three months ended June 30                                Six months ended June 30
                    --------------------------------------------------         --------------------------------------------------
                              2002                        2001                           2002                       2001
                    ----------------------      ----------------------         ----------------------      ----------------------
                                                              (Amounts in thousands)
Commercial lines    $ 2,994             34%      16,826             58%        $12,673             45%      37,801             56%
Personal lines        5,787             66%      12,301             42          15,761             55%      29,430             44
                    -------        -------      -------        -------         -------        -------      -------        -------
    Total           $ 8,781            100%      29,127            100%        $28,434            100%      67,231            100%
                    =======        =======      =======        =======         =======        =======      =======        =======

       COMMERCIAL LINES accounted for 48 percentage points ("points") of the decrease in gross premiums written for the second quarter of 2002 and 38 points of the decrease for the first six months of 2002 versus the comparable 2001 periods. Commercial auto contributed 27 points of the decrease for the second quarter and 21 points of the decrease for the first six months of 2002 versus the comparable 2001 periods. General liability contributed 18 points of the decrease for the second quarter and 15 points of the decrease for the first six months of 2002 versus the comparable 2001 periods. The GAAP combined ratio for the commercial lines segment was 135.2 % in the first six months of 2002 versus 163.2% for the first six months of 2001. The Company decided to discontinue writing commercial lines during the first quarter of 2002.

       PERSONAL LINES accounted for 22 points of the decrease for the second quarter of 2002 and 20 points of the decrease for the first six months of 2002 versus the comparable 2001 periods. Personal auto writings account for 17 points of the decrease for the second quarter and 15 points of the decrease for the first six months of 2002 versus the comparable 2001 periods. Umbrella liability writings account for 4 points of the decrease second quarter and 4 points of the decrease for the first six months of 2002 versus the comparable 2001 periods. The GAAP combined ratio for the personal lines segment was 111.0% for the first six months of 2002 versus 109.4% for the first six months of 2001. The Company decided in the second quarter of 2002 to put itself in a position to exit personal auto through a possible sale of the Lalande Group.

       For the first six months of 2002, gross premium percentages by significant product line were as follows: personal auto (54%), commercial auto (26%) and commercial general liability (17%). Net premiums earned decreased 2% for the second quarter and increased 2% for the first six months of 2002 versus the comparable 2001 periods.

       Net investment income decreased 62% and 56% for the second quarter and first six months of 2002 versus the comparable 2001 periods, respectively. These decreases were primarily due to the decline in investments as a result of negative cash flows from operations and the general decline in interest rates.

       During the first six months of 2002, the Company reduced the carrying value of a non-rated commercial mortgage backed security to $0 resulting in a write down of $2,010,670 (recorded as a realized loss in the statement of operations) as a result of a significant increase in the default rate in the underlying commercial mortgage portfolio, which has disrupted the cash flow stream sufficiently to make future cash flows unpredictable. This write-down was offset by net realized gains of $2,389,253 recorded from the sale of various bond securities.

       Insurance services revenues increased $2,486,357 and $2,958,711 in the second quarter and first six months of 2002 over the comparable 2001 periods, respectively primarily as a result of amortization of deferred reinsurance recoveries from reserve development under the reserve reinsurance cover agreement mentioned previously. For the second quarter and the first six months of 2002, $579,014 and $2,464,090 has been recorded in other income which represents the reserve development under the reserve reinsurance cover agreement. No amounts were recognized for the second quarter and the first six months of 2001 under the reserve reinsurance agreement. Amortization is based upon claims recovered from the reinsurer in relation to the amount of the reinsured layer under the reserve reinsurance cover agreement.

       Claims and claims adjustment expenses ("C & CAE") increased $1,128,173 and $1,188,477 in the second quarter and first six months of 2002 from the comparable 2001 periods. The C & CAE ratio was 104.4% in the second quarter of 2002 versus 96.1% in the second quarter of 2001. The C & CAE ratio was 95.2% in the first six months of 2002 versus 93.2% in the first six months of 2001. The increase in the C & CAE ratio in the second quarter of 2002 was primarily due to prior period reserve development in commercial general liability.

       The ratio of commissions plus the change in deferred policy acquisition costs and deferred ceding commission income to net premiums earned was 18% for the second quarter of 2002 versus 21% for the second quarter of 2001. This ratio was 19% for the first six months of 2002 and 2001. The decrease in the ratio for the second quarter was primarily due to a change in the mix of business due to the exiting of commercial lines

       Interest expense from the note payable decreased in the second quarter and first six months of 2002 from the comparable 2001 periods primarily due to the decrease in the outstanding note payable balance as a result of principal payments. There is no amortization expense in the 2002 periods due to the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (see Note 1(f) of Notes to Financial Statements).

       Underwriting and operating expenses were down 80% and 48% in the second quarter and first six months of 2002 from the comparable 2001 periods, respectively, primarily as a result of cost reductions implemented in the second half of 2001 and in the current periods. A decrease in the reserve for reinsurance recoverables during the second quarter of 2002 also contributed to the decrease. This decrease was the result of a recovery on a past due ceded paid claim.

       As a result of the decision to position the Company for an exit from personal auto, as previously discussed, the Company evaluated the related goodwill and recorded an impairment of $2,859,507 in the second quarter of 2002. The remaining goodwill as of June 30, 2002 is $609,000 and is related to the 1998 acquisition of the Lalande Group.


       LIQUIDITY AND CAPITAL RESOURCES

       Parent Company

       GAINSCO, INC. ("GNA") is a holding company that provides administrative and financial services for its wholly owned subsidiaries. GNA needs cash for: (1) principal and interest on its bank note payable, (2) administrative expenses, and (3) investments. The primary sources of cash to meet these obligations are statutory permitted payments from its insurance subsidiaries, including (1) dividend payments, (2) surplus debenture interest payments, and (3) tax sharing payments. Statutes in Oklahoma and North Dakota restrict the payment of dividends by the insurance company subsidiaries to the available surplus funds derived from their realized net profits. The maximum amount of cash dividends that each subsidiary may declare without regulatory approval in any 12-month period is the greater of net income for the 12-month period ended the previous December 31 or ten percent (10%) of policyholders' surplus as of the previous December 31. On February 28, 2002, General Agents (the Oklahoma subsidiary) paid dividends to GNA of $7,238,000. Generally without prior regulatory approval, on or after March 2003, General Agents may declare dividends to GNA of up to the greater of net income for the 12-month period ended December 31, 2002 or ten percent (10%) of policyholders' surplus as of December 31, 2002. In 2002 MCIC (the North Dakota subsidiary) may declare dividends to GNA of up to approximately $300,000. GNA believes the cash dividends from its insurance subsidiaries should be sufficient to meet its expected obligations for 2002.

       The Company had Federal income tax loss carry forward tax benefits at June 30, 2002 of $22,603,000 that could be applied against any future earnings of the Company, subject to certain limitations. Thus, the Company does not currently require funds to satisfy Federal income tax obligations.

       GNA entered into an amendment dated as of February 27, 2002 to its bank credit agreement which cured GNA's covenant breaches and provided for additional principal prepayments. Pursuant to the amendment, GNA prepaid $6,100,000 of the indebtedness outstanding under the credit agreement. Several covenants in the existing credit agreement were eliminated or modified by the amendment and the interest rate was changed to a base rate (which approximates prime) plus 175 basis points. The major financial covenant of the amended credit agreement requires the statutory surplus of General Agents to be at a minimum of the lesser of $20,000,000 or five times the unpaid principal balance. General Agents' statutory surplus at June 30, 2002 was $32,598,697, which is 63% above the minimum threshold. The remaining $4,200,000 principal balance under the credit agreement is payable in 2003 which the Company intends to fund with dividends from General Agents and short term investments. The credit agreement, among other things, precludes payment of dividends on common or preferred stock and restricts the kinds of investments that GNA may make.

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

       The Company will be in a lengthy period of transition as it exits from its insurance business. During the transition process, the Company may consider the sale of additional subsidiaries associated with that business. See "Business Transactions - Changes in Personal Lines" and "Business Transactions - Sale of GAINSCO County Mutual" above.


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

       With regard to long term liquidity, the average maturity of the investment portfolio is 2.5 years. The fair value of the fixed maturity portfolio at June 30, 2002 was $3,001,837 above amortized cost.

       Investments decreased primarily due to a nonaffiliated reinsurer exercising its option, during the first quarter of 2002, to take possession of approximately $44,000,000 in investments, mentioned previously. The remaining decrease is attributable to principal payments on the Note payable of $6,600,000 and negative cash flows from operations.

       Premiums receivable decreased primarily as a result of the Company's decision to discontinue writing commercial lines business. Reinsurance balances receivable decreased primarily due recoveries received under the reserve reinsurance cover agreement. Ceded unearned premiums decreased primarily as a result of the decrease in ceded unearned premiums from the 2000 commercial quota share reinsurance agreements. Other assets increased primarily as a result of funds put on deposit with a nonaffiliated reinsurer in the second quarter to collateralize balances due to the reinsurer.

       Unpaid claims and claims adjustment expenses decreased primarily due to the run-off of commercial business. Unearned premiums decreased because of the decrease in writings. Accounts payable decreased primarily due to the payment of premiums to a non-affiliated insurer on business produced by the personal auto agency. Reinsurance balances payable decreased primarily due to settlements made during the first six months of 2002 from various quota share reinsurance agreements for the 2001 year. The note payable decreased primarily due to a prepayment of $6,100,000 made during the first quarter of 2002 in conjunction with an amendment to the credit agreement (see Note (3) of Notes to Consolidated Financial Statements). Funds held under reinsurance agreements were eliminated due to a non-affiliated reinsurer's decision to take possession of investments, mentioned previously, which reduced the Company's liability to this non-affiliated reinsurer.

       Accumulated other comprehensive income of $1,980,560 was recorded at June 30, 2002 as a result of the unrealized gains on bonds available for sale. The increase in retained deficit is primarily attributable to the net loss recorded during the first six months of 2002.

       The tragic events of September 11, 2001 did not impact the Company's financial results for the first six months of 2002.


       Regulatory Scrutiny

       Because of the continued period of transition and diminished capital levels, the Company is experiencing increased scrutiny from the principal state insurance departments which regulate the Company. The increased scrutiny the Company is experiencing is resulting in requests from regulators for additional information concerning the adequacy of the Company's loss reserves and other matters. The Company is in the process of providing the requested information. The enhanced regulatory scrutiny may have an adverse impact on the ability of the Company to receive approval from these insurance departments with respect to the Company's proposed transactions which require such approval, including the sale of GCM and future actions that the Company may seek to take in the course of exiting its insurance business and redeploying its capital. Also impacted could be certain internal matters, such as changes in pooling and reinsurance arrangements and the amount of dividends which the insurance subsidiaries may declare and pay to the holding company.


       Liquidation Value

       At June 30, 2002, total assets less total liabilities (excluding redeemable preferred stock) of the Company was $41,922,221, and there were outstanding three series of preferred stock with an aggregate liquidation value of $38,408,450 ($37,620,000 stated value plus accrued dividends of $788,450). In the event of a liquidation of the Company (which is not contemplated) based upon consolidated shareholders' equity at June 30, 2002, there would be $3,513,771 available for distribution to the holders of the common stock ($.17 per common share) after the payment of creditors and the liquidation value of the preferred stock. The amount ultimately available to the shareholders would vary with changes in the assets and liabilities of the Company.


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


       FORWARD LOOKING STATEMENTS

       Statements made in this report that are not strictly historical may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that important factors, representing certain risks and uncertainties, could cause actual results to differ materially from those contained in the forward-looking statements. These factors include, but are not limited to, (a) the Company's ability to effect the successful exit from unprofitable lines and businesses that the Company believes cannot be counted on to produce future profit, (b) heightened competition from existing competitors and new competitor entrants into the Company's markets, (c) the extent to which market conditions firm up, the acceptance of higher prices in the market place and the Company's ability to realize and sustain higher rates, (d) contraction of the markets for the Company's business, (e) the Company's ability to secure an A.M. Best rating acceptable to its end markets and meet its obligations under its capital and debt agreements,
       (f) the ongoing level of claims and claims-related expenses and the adequacy of claim reserves, (g) the effectiveness of investment strategies implemented by the Company's investment manager, (h) continued justification of recoverability of goodwill in the future, (i) the availability of reinsurance and the ability to collect reinsurance recoverables, (j) the Company's ability to invest in new endeavors that are successful, (k) the limitation on the Company's ability to use net operating loss carry forwards as a result of constraints caused by ownership changes within the meaning of Internal Revenue Code Section 382, (l) the Company's ability to consummate the sale of the Company's management agreement with GAINSCO County Mutual Insurance Company, (m) the Company's ability to negotiate and consummate a sale of the Lalande Group on satisfactory terms, and (n) general economic conditions including fluctuations in interest rates. A forward-looking statement is relevant as of the date the statement is made. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which the statements are made.

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

                None

       Item 3.  Defaults Upon Senior Securities.

                None.

       Item 4.  Submission of Matters to a Vote of Security Holders.

                An Annual Meeting of Shareholders of the Company was held on June 6, 2002 in Fort Worth, Texas. At the Annual Meeting, shareholders elected directors for the ensuing year and until their successors are duly elected and qualified, and ratified the selection by the Board of Directors of KPMG LLP as the Company's independent auditors for the year ending December 31, 2002. The results of the voting were as follows:

       Election of Directors                            For                     Withheld
       ---------------------                        ----------                 ----------
       Glenn W. Anderson                            23,600,685                  3,557,966
       J. Randall Chappel                           23,624,570                  3,534,081
       John C. Goff                                 23,296,323                  3,862,328
       Joel C. Puckett                              23,502,161                  3,656,490
       Sam Rosen                                    23,492,161                  3,666,490
       Robert W. Stallings                          25,115,185                  2,043,466
       Harden H. Wiedemann                          23,491,161                  3,667,490
       John H. Williams                             23,496,161                  3,662,490

                Ratification of appointment of independent auditors:

                                                      Abstentions and Brokers
            For                   Against                     Non-Votes
            ---                   -------             -----------------------
         25,465,902              1,682,587                     10,162

                           PART II. OTHER INFORMATION

                         GAINSCO, INC. AND SUBSIDIARIES

Item 5.  Other Information

         Joseph W. Pitts, who served as Vice President of the Company since August of 1997 and Senior Vice President since 1999, resigned in July, 2002. The Company has retained Tillinghast-Towers Perrin, an independent actuarial firm that previously had been engaged to review the Company's reserves, to assist in setting the reserve levels.

Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits

       10.25 First Amendment to Investment Management Agreements dated August 9, 2002 among Goff Moore Strategic Partners, L.P., the Registrant, General Agents Insurance Company of America, Inc., MGA Insurance Company, Inc., GAINSCO County Mutual Insurance Company and Midwest Casualty Insurance Company

       10.26 Acquisition Agreement dated August 12, 2002 among the Registrant, GAINSCO Service Corp., GAINSCO County Mutual Insurance Company, Berkeley Management Corporation and Liberty Mutual Insurance Company

       10.27 Commercial Lease Agreement dated July 31, 2002 between JaGee Real Properties, L.P. and General Agents Insurance Company of America, Inc.

       10.28 Form of Executive Severance Agreement between GAINSCO Service Corp. and each of Richard M. Buxton, Richard A. Laabs and Daniel
              J. Coots.

       10.29 Letter of Intent dated June 28, 2002 among the Registrant, National Specialty Lines, Inc., DLT Insurance Adjusters, Inc., Lalande Financial Group, Inc. and an unaffiliated third party*

       10.30  Representative Forms of Retention Incentive Agreement

       15.    Awareness Letter of KPMG LLP

       99.1 Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

       99.2 Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

   (b)   Reports on Form 8-K

         None

* Certain portions of this exhibit are omitted pursuant to a request for confidential treatment made in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the Registrant as well as in his capacity as Chief Financial Officer.

                                    GAINSCO, INC.


Date:  August 13, 2002              By: /s/ Daniel J. Coots
                                        ----------------------------------------
                                        Daniel J. Coots
                                        Senior Vice President, Treasurer and
                                          Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
10.25          First Amendment to Investment Management Agreements dated August
               9, 2002 among Goff Moore Strategic Partners, L.P., the
               Registrant, General Agents Insurance Company of America, Inc.,
               MGA Insurance Company, Inc., GAINSCO County Mutual Insurance
               Company and Midwest Casualty Insurance Company

10.26          Acquisition Agreement dated August 12, 2002 among the Registrant,
               GAINSCO Service Corp., GAINSCO County Mutual Insurance Company,
               Berkeley Management Corporation and Liberty Mutual Insurance
               Company

10.27          Commercial Lease Agreement dated July 31, 2002 between JaGee Real
               Properties, L.P. and General Agents Insurance Company of America,
               Inc.

10.28          Form of Executive Severance Agreement between GAINSCO Service
               Corp. and each of Richard M. Buxton, Richard A. Laabs and Daniel
               J. Coots.

10.29          Letter of Intent dated June 28, 2002 among the Registrant,
               National Specialty Lines, Inc., DLT Insurance Adjusters, Inc.,
               Lalande Financial Group, Inc. and an unaffiliated third party*

10.30          Representative Forms of Retention Incentive Agreement

15.            Awareness Letter of KPMG LLP

99.1 Certificate Pursuant to 18 U.S.C.ss.1350, as Adopted Pursuant to ss.906 of the Sarbanes-Oxley Act of 2002 - Chief Executive
               Officer

99.2 Certificate Pursuant to 18 U.S.C.ss.1350, as Adopted Pursuant to ss.906 of the Sarbanes-Oxley Act of 2002 - Chief Financial
               Officer

* Certain portions of this exhibit are omitted pursuant to a request for confidential treatment made in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.