Form 10-Q
period 2002-09-30
GAINSCO INC
filed 2002-11-14
CIK 786344

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    Form 10-Q


                Quarterly Report under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


For Quarter Ended September 30, 2002               Commission File Number 1-9828


                                  GAINSCO, INC.
             (exact name of registrant as specified in its charter)


Texas                                                                 75-1617013
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

1445 Ross Ave., Suite 5300, Dallas, Texas                                  75202
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code                (214) 647-0415

500 Commerce Street, Fort Worth, Texas 76102
(Former address of principal executive offices)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months, and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [ ] No [X]

As of November 12, 2002, there were 21,169,736 shares of the registrant's Common Stock ($.10 par value) outstanding.

                         GAINSCO, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                Page
                                                                                                ----
PART I.  FINANCIAL INFORMATION

     ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS:

                 Independent Auditors' Review Report                                              3

                 Consolidated Balance Sheets as of September 30, 2002 (unaudited) and
                 December 31, 2001                                                                4

                 Consolidated Statements of Operations for the Three Months and Nine Months
                 Ended September 30, 2002 and 2001 (unaudited)                                    6

                 Consolidated Statements of Shareholders' Equity and Comprehensive Income
                 (Loss) for the Nine Months Ended September 30, 2002 (unaudited) and the
                 Twelve Months Ended December 31, 2001                                            7

                 Consolidated Statements of Cash Flows for the Nine Months Ended
                 September 30, 2002 and 2001 (unaudited)                                          9

                 Notes to Consolidated Financial Statements
                 September 30, 2002 and 2001 (unaudited)                                         11

     ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS                                                       28

     ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                      38

     ITEM 4.     CONTROLS AND PROCEDURES                                                         40

PART II.  OTHER INFORMATION

     ITEM 1.     LEGAL PROCEEDINGS                                                               41

     ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS                                       41

     ITEM 3.     DEFAULTS UPON SENIOR SECURITIES                                                 41

     ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                             41

     ITEM 5.     OTHER INFORMATION                                                               41

     ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                                41

SIGNATURE                                                                                        42

CERTIFICATIONS                                                                                   43

                         PART I. FINANCIAL INFORMATION

                       INDEPENDENT AUDITORS' REVIEW REPORT


The Board of Directors and Shareholders
GAINSCO, INC.:

We have reviewed the accompanying condensed consolidated balance sheet of GAINSCO, INC. and subsidiaries as of September 30, 2002, and the related condensed consolidated statements of operations, Shareholders' Equity and Comprehensive Income, and cash flows for the three-months and nine-months periods ended September 30, 2002 and 2001. These condensed financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of GAINSCO, INC. and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, statements of shareholders' equity and comprehensive income, and statements of cash flows for the year then ended (not presented herein); and in our report dated March 18, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the condensed information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001 and the accompanying condensed consolidated statement of shareholders' equity and comprehensive income (loss) for the year ended December 31, 2001, is fairly presented, in all material respects, in relation to the consolidated balance sheet and consolidated statement of shareholders' equity and comprehensive income (loss) from which they have been derived.

As discussed in Note 1(g) to the condensed consolidated financial statements, effective January 1, 2002, GAINSCO, INC. and subsidiaries adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".


                                                              KPMG LLP

Dallas, Texas
November 12, 2002

                         GAINSCO, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets



                                                                           September 30
                                                                               2002       December 31
                                  Assets                                    (unaudited)       2001
                                  ------                                   ------------   ------------
Investments
   Fixed maturities:
     Bonds available for sale, at fair value (amortized cost:
       $63,503,403 - 2002, $127,369,239 - 2001)                            $ 67,479,909    132,794,306
     Certificates of deposit, at cost (which approximates
       fair value)                                                              645,000        645,000
     Other investments, at fair value (cost: $2,110,467 - 2001)                      --      2,111,712
   Short-term investments, at cost (which approximates
       fair value)                                                           50,297,083     45,126,581
                                                                           ------------   ------------
                  Total investments                                         118,421,992    180,677,599

Cash                                                                          4,322,071      3,567,717
Accrued investment income                                                       874,722      2,078,582
Premiums receivable (net of allowance for doubtful
    accounts:  $400,000 - 2002 and $200,000 - 2001)                           7,819,290     21,241,819
Reinsurance balances receivable (net of allowance for doubtful accounts:
    $565,365 - 2002, $2,653,597 - 2001) (note 2)                             35,777,965     62,303,215
Ceded unpaid claims and claim adjustment expenses (note 2)                   59,870,768     65,570,973
Ceded unearned premiums (note 2)                                              3,875,843     21,822,265
Deferred policy acquisition costs                                             2,352,246      3,188,226
Property and equipment (net of accumulated depreciation and
    amortization:  $8,199,463 - 2002, $9,851,888 - 2001)                        973,097      6,224,872
Current Federal income taxes (note 1)                                         3,651,610      1,043,814
Deferred Federal income taxes (net of valuation allowance:
    $32,268,579 - 2002, $31,534,712 - 2001) (note 1)                                 --             --
Management contract                                                           1,500,071      1,537,571
Other assets                                                                  9,381,489      6,492,486
Goodwill (note 1)                                                               609,000      3,468,507
                                                                           ------------   ------------
       Total assets                                                        $249,430,164    379,217,646
                                                                           ============   ============


See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                           September 30
                                                                                2002         December 31
                       Liabilities and Shareholders' Equity                 (unaudited)          2001
                       ------------------------------------                -------------    -------------
Liabilities
   Unpaid claims and claim adjustment expenses                             $ 162,846,745      181,058,706
   Unearned premiums                                                          17,042,269       47,973,720
   Commissions payable                                                         6,098,751        6,498,442
   Accounts payable                                                            5,662,648        8,573,166
   Reinsurance balances payable                                                       --        7,774,187
   Deferred revenue                                                            5,320,205        9,066,824
   Drafts payable                                                              3,841,167        7,017,595
   Note payable (note 3)                                                       4,200,000       10,800,000
   Funds held under reinsurance agreements (note 2)                                   --       47,783,905
   Deferred Federal income taxes (note 1)                                      1,352,012               --
   Other liabilities                                                             259,854          124,828
                                                                           -------------    -------------
       Total liabilities                                                     206,623,651      326,671,373
                                                                           -------------    -------------
Convertible redeemable preferred stock - Series A ($1,000 stated value,
   31,620 shares authorized, 31,620 issued at September 30, 2002 and
   December 31, 2001) (note 4)                                                20,655,000       18,722,000
Convertible redeemable preferred stock - Series B ($1,000 stated value,
   3,000 shares authorized, 3,000 issued at September 30, 2002 and
   December 31, 2001) (note 4)                                                 3,353,080        3,077,672
Redeemable preferred stock - Series C ($1,000 stated value,
   3,000 shares authorized, 3,000 issued at September 30, 2002 and
   December 31, 2001) (note 4)                                                 3,479,080        3,230,672
                                                                           -------------    -------------
                                                                              27,487,160       25,030,344
                                                                           -------------    -------------
Shareholders' Equity (note 4)
   Preferred stock ($100 par value, 10,000,000 shares authorized, none
      issued at September 30, 2002 and none issued at December 31, 2001)              --               --
   Common stock ($.10 par value, 250,000,000 shares authorized,
      22,013,830 issued at September 30, 2002 and December 31, 2001)           2,201,383        2,201,383
   Common stock warrants                                                         540,000          540,000
   Additional paid-in capital                                                100,866,124      100,866,124
   Accumulated other comprehensive income (note 1)                             2,624,494        3,580,690
   Retained deficit                                                          (83,218,123)     (71,977,743)
   Treasury stock, at cost (844,094 shares at September 30, 2002 and
      December 31, 2001)                                                      (7,694,525)      (7,694,525)
                                                                           -------------    -------------
       Total shareholders' equity                                             15,319,353       27,515,929
                                                                           -------------    -------------
            Commitments and contingencies (note 4)
       Total liabilities and shareholders' equity                          $ 249,430,164      379,217,646
                                                                           =============    =============


See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                      Three months                    Nine months
                                                                   ended September 30              Ended September 30
                                                              ----------------------------    ----------------------------
                                                                  2002            2001            2002            2001
                                                              ------------    ------------    ------------    ------------
Revenues:
  Net premiums earned (note 2)                                $ 14,053,467      17,737,234      48,370,267      51,525,159
  Net investment income                                          1,017,682       1,296,545       3,373,923       6,669,232
  Net realized gains (losses) (note 1)                             668,891         990,034       1,047,474       1,905,608
  Insurance services                                               935,091         (90,805)      3,439,705        (544,902)
                                                              ------------    ------------    ------------    ------------
    Total revenues                                              16,675,131      19,933,008      56,231,369      59,555,097
                                                              ------------    ------------    ------------    ------------
Expenses:
 Claims and claims adjustment expenses (note 2)                 14,233,805      19,673,795      46,919,778      51,171,291
  Commissions                                                    1,752,521       3,335,401       7,712,806      12,576,226
  Change in deferred policy acquisition costs and deferred
    ceding commission income                                       255,011        (723,752)        835,980      (3,381,960)
  Interest expense (note 3)                                         68,063         186,359         246,692         698,243
  Amortization of goodwill                                              --         193,437              --         688,529
  Underwriting and operating expenses                            2,733,169       3,626,455       7,203,019      12,235,069
  Goodwill impairment (note 1)                                          --              --       2,859,507       5,086,283
                                                              ------------    ------------    ------------    ------------
    Total expenses                                              19,042,569      26,291,695      65,777,782      79,073,681
                                                              ------------    ------------    ------------    ------------
        Loss before Federal income taxes and cumulative
          effect of change in accounting principle              (2,367,438)     (6,358,687)     (9,546,413)    (19,518,584)

Federal income taxes:
  Current benefit                                               (2,607,796)             --      (2,607,796)             --
  Deferred expense (benefit)                                            --      (2,067,295)      1,844,946      (6,649,139)
                                                              ------------    ------------    ------------    ------------
     Total taxes                                                (2,607,796)     (2,067,295)       (762,850)     (6,649,139)
                                                              ------------    ------------    ------------    ------------
        Income (loss) before cumulative effect of change in
          accounting principle                                     240,358      (4,291,392)     (8,783,563)    (12,869,445)
                                                              ------------    ------------    ------------    ------------
Cumulative effect of change in accounting
  principle, net of tax                                                 --              --              --        (489,554)
                                                              ------------    ------------    ------------    ------------
         Net income (loss)                                    $    240,358      (4,291,392)     (8,783,563)    (13,358,999)
                                                              ============    ============    ============    ============

Income (loss) per common share, basic and diluted (note 1):
  Income (loss) before cumulative effect of change in
     accounting  principle, per common share                  $       (.03)           (.24)           (.53)           (.68)
  Cumulative effect of change in accounting  principle,
     net of tax, per common share                                       --              --              --            (.02)
                                                              ------------    ------------    ------------    ------------
  Net income (loss) per common share                          $       (.03)           (.24)           (.53)           (.70)
                                                              ============    ============    ============    ============


See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss)


                                                         Nine months
                                                            ended                Twelve months
                                                      September 30, 2002            Ended
                                                         (unaudited)           December 31, 2001
                                                      ------------------       -----------------
Preferred stock:
   Balance at beginning of period                       $          --                3,162,000
   Conversion of shares to redeemable preferred stock
      (31,620 in 2001)                                             --               (3,162,000)
                                                        -------------            -------------

      Balance at end of period                                     --                       --
                                                        -------------            -------------

Common stock:
   Balance at beginning and at end of period                2,201,383                 2,201,383
                                                        -------------             -------------

Common stock warrants:
   Balance at beginning of period                             540,000                 2,040,000
   Repricing of Series A and Series B warrants                     --                (1,680,000)
   Issuance of warrants in connection with
      Preferred stock                                              --                   180,000
                                                        -------------             -------------

      Balance at end of period                                540,000                   540,000
                                                        -------------             -------------
Additional paid-in capital:
   Balance at beginning of period                         100,866,124               113,540,252
   Conversion of shares to redeemable preferred stock
      (31,620 in 2001)                                             --               (12,761,278)
   Accretion of discount on preferred shares                       --                    87,150
                                                        -------------             -------------

      Balance at end of period                          $ 100,866,124             $ 100,866,124
                                                        -------------             -------------


                                                                     (continued)

                         GAINSCO, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss)


                                                               Nine months ended
                                                               September 30, 2002              Twelve months ended
                                                                 (unaudited)                   December 31, 2001
                                                          ----------------------------    ----------------------------
  Retained earnings (deficit):
   Balance at beginning of period                         $(71,977,743)                      5,957,798
   Net loss                                                 (8,783,563)     (8,783,563)    (75,607,047)    (75,607,047)
   Accrued dividends - redeemable preferred
      stock (note 4)                                          (496,817)                       (461,344)
   Accretion of discount on preferred shares                        --                         (87,150)
   Accretion of discount on redeemable preferred shares     (1,960,000)                     (1,780,000)
                                                          ------------                    ------------
      Balance at end of period                             (83,218,123)                    (71,977,743)
                                                          ------------                    ------------
  Accumulated other comprehensive income (loss):
   Balance at beginning of period                            3,580,690                       3,897,371
   Unrealized gains (losses) on securities, net of
      reclassification adjustment, net of tax (note 1)        (956,196)       (956,196)       (316,681)       (316,681)
                                                          ------------    ------------    ------------    ------------
   Comprehensive loss                                                       (9,739,759)                    (75,923,728)
                                                                          ============                    ============
      Balance at end of period                               2,624,494                       3,580,690
                                                          ------------                    ------------
  Treasury stock:
   Balance at beginning and at end of period                (7,694,525)                     (7,694,525)
                                                          ------------                    ------------
      Total shareholders' equity at end of period         $ 15,319,353                      27,515,929
                                                          ============                    ============

See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                  Nine months ended September 30
                                                                  ------------------------------
                                                                        2002            2001
                                                                   ------------    ------------
Cash flows from operating activities:
   Net loss                                                        $ (8,783,563)   $(13,358,999)
     Adjustments to reconcile net loss to cash
        used for operating activities:
     Depreciation and amortization                                      468,406       1,481,641
     Goodwill impairment                                              2,859,507       5,086,283
     Impairment of fixed maturities                                   2,010,670       2,087,355
     Cumulative effect of change in accounting principle                     --         489,554
     Gain on sale of building                                          (402,629)             --
     Change in deferred Federal income taxes                          1,844,946      (6,649,139)
     Change in accrued investment income                              1,203,860         719,187
     Change in premiums receivable                                   13,422,529         636,198
     Change in reinsurance balances receivable                       26,525,250      (6,934,617)
     Change in ceded unpaid claims and claim adjustment expenses      5,700,205     (21,186,188)
     Change in ceded unearned premiums                               17,946,422      21,251,574
     Change in deferred policy acquisition costs and deferred
        ceding commission income                                        835,979      (3,381,960)
     Change in other assets                                          (2,889,002)        979,086
     Change in unpaid claims and claim adjustment expenses          (18,211,961)     (3,663,735)
     Change in unearned premiums                                    (30,931,451)    (18,118,627)
     Change in commissions payable                                     (399,691)      3,621,668
     Change in accounts payable                                      (2,910,518)     (1,432,106)
     Change in reinsurance balances payable                          (7,774,187)    (21,903,178)
     Change in deferred revenue                                      (3,746,619)      5,593,245
     Change in drafts payable                                        (3,176,428)     (3,652,664)
     Change in funds held under reinsurance agreements              (47,783,905)      2,709,893
     Change in other liabilities                                        135,026        (129,819)
     Change in current Federal income taxes                          (2,607,796)        250,000
                                                                   ------------    ------------
        Net cash used for operating activities                     $(56,664,950)   $(55,505,348)
                                                                   ============    ============


See accompanying notes to consolidated financial statements.

                                                                     (continued)

                         GAINSCO, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                  Nine months ended September 30
                                                                  ------------------------------
                                                                        2002            2001
                                                                   ------------    ------------
Cash flows from investing activities:
   Bonds available for sale:
     Sold                                                          $ 81,458,046    $ 35,770,164
     Matured                                                          4,052,000      14,705,575
     Purchased                                                      (23,582,188)    (10,763,332)
   Common stock sold                                                         --       6,027,392
   Other investments sold                                             2,111,119         382,867
   Certificates of deposit matured                                      475,000         660,000
   Certificates of deposit purchased                                   (475,000)       (460,000)
   Net change in short term investments                              (5,170,502)      7,550,307
   Sale of building                                                   4,720,420              --
   Property and equipment disposed (purchased)                          430,409         366,836
                                                                   ------------    ------------
     Net cash provided by investing activities                       64,019,304      54,239,809
                                                                   ------------    ------------
Cash flows from financing activities:
   Payments on note payable                                          (6,600,000)     (4,500,000)
   Redeemable preferred stock and common stock warrants
     issued (net of transaction fees)                                        --       5,365,722
   Cash dividends paid                                                       --        (478,971)
                                                                   ------------    ------------
     Net cash provided by (used for) financing activities            (6,600,000)        386,751
                                                                   ------------    ------------
Net increase (decrease) in cash                                         754,354        (878,788)
Cash at beginning of period                                           3,567,717       3,111,311
                                                                   ------------    ------------
Cash at end of period                                              $  4,322,071       2,232,523
                                                                   ============    ============


See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


(1)  Summary of Accounting Policies

     (a)  Basis of Consolidation

          In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of GAINSCO, INC. and subsidiaries (the "Company") as of September 30, 2002, the results of operations for the three months and nine months ended September 30, 2002 and 2001, the statements of shareholders' equity and comprehensive income (loss) for the nine months ended September 30, 2002 and the twelve months ended December 31, 2001 and the statements of cash flows for the nine months ended September 30, 2002 and 2001, on the basis of accounting principles generally accepted in the United States of America ("U.S. GAAP"). The December 31, 2001 balance sheet and statement of shareholders' equity and comprehensive income (loss) included herein are derived from the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the period ended September 30, 2002 are not necessarily indicative of the operating results for the full year.

          The accompanying consolidated financial statements are prepared in conformity U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

          On August 12, 2002, the Company announced its decision to put itself in a position to exit its remaining active insurance business, personal auto, in as orderly and productive a fashion as possible. In June 2002, the company entered into a letter of intent to sell its Miami, Florida based operation, the Lalande Group, to an unaffiliated party. In September 2002 negotiations in respect of the possible transaction were terminated. Operationally, the Company is currently implementing another round of rate increases, along with other measures, to enhance the profit potential of this business in 2003 and related strategic options.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)



          On August 12, 2002, the Company entered into a definitive acquisition agreement to sell and transfer a management contract controlling GAINSCO County Mutual Insurance Company ("GCM") to Berkeley Management Corporation ("Berkeley"), an affiliate of Liberty Mutual Insurance Company ("Liberty"), for a purchase price of up to $10.0 million, of which $1.0 million is payable upon closing and the balance in contingent payments through September 2009. The $9.0 million total of future payments would be payable $3 million in September 2003 and $1 million each year thereafter through September 2009 and each payment is contingent on there being no materially adverse change in the regulatory treatment of GCM specifically, or county mutuals generally, from legislative or regulatory administrative actions prior to the applicable payment date. Following the closing, the surplus of GCM which is approximately $3,574,000 will remain as a part of the combined statutory policyholders' surplus of the Company. The obligation of Berkeley to make the contingent payments in accordance with the acquisition agreement is guaranteed by Liberty. Pursuant to a 100% quota share reinsurance agreement (the "GAIC Reinsurance Agreement") to be entered into at closing among GCM and GAINSCO's subsidiaries, General Agents Insurance Company of America, Inc. ("GAIC") and MGA Agency, Inc., and certain other arrangements, the Company will retain all assets and liabilities associated with GCM's past, present and runoff commercial insurance business. The Company makes a number of representations, warranties and covenants in the acquisition agreement and generally indemnifies Berkeley and Liberty for any losses incurred resulting from (i) breaches of representations, warranties or covenants of the Company; (ii) employee benefit plan obligations of GCM relating to pre-closing periods; (iii) tax obligations of GCM relating to pre-closing periods; (iv) all liabilities of GCM, to the extent that they result from conditions or circumstances arising or events occurring before the closing, subject to certain exceptions; (v) all insurance claims, liabilities and obligations of GCM that are not reinsured pursuant to the GAIC Reinsurance Agreement or certain insurance fronting programs between GCM and Metropolitan Property & Casualty Insurance Company and Omni Insurance Company, respectively; and (vi) any and all insurance claims, liabilities and obligations of GAIC under the GAIC Reinsurance Agreement. GCM does not have any employees or employee benefit plans. The closing of the transaction is subject to receipt of regulatory approvals from the Texas, Oklahoma and North Dakota Departments of Insurance and to approval by GAINSCO's bank and other conditions. The Company ultimately expects to record a gain from this transaction.

          As a result of the sale of their office building (see (c) Investments), the Company leased new office space to house its principal executive offices and commercial insurance operations. In August 2002, the Company entered into an office lease for approximately 8,352 square feet of space in Fountain Place, 1445 Ross Avenue, Suite 5300, Dallas, Texas, to house the Company's executive offices. This address is the Company's new registered address. The lease is for a term of four years, although the Company has the right to terminate the lease at its option at the end of 2005 upon payment of a termination fee equal to approximately $29,000. The annual rental expense is approximately

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

          $175,500. The lessor is Crescent Real Estate Funding X, L.P., an affiliate of Crescent Real Estate Equities Company, a Texas real estate investment trust f/k/a Crescent Real Estate Equities, Inc. ("Crescent"). Robert W. Stallings, GAINSCO's Chairman of the Board, became a member of the Board of Trust Managers of Crescent in May 2002 and John C. Goff, a member of GAINSCO's Board, is the Chief Executive Officer and Vice Chairman of the Board of Trust Managers of Crescent. Mr. Goff is deemed to be the beneficial owner of 3,630,248 common shares of Crescent, comprising 3.4% of the beneficial ownership of such shares. Mr. Stallings is deemed to be the beneficial owner of 22,000 common shares of Crescent, comprising less than 1% of the beneficial ownership of such shares. The management of the Company believes that the terms of the Company's lease with Crescent are no less favorable to GAINSCO than those offered to other tenants by Crescent or than GAINSCO could obtain for comparable space from unaffiliated parties.

          In July 2002, the Company also entered an office lease with an unaffiliated third party for 10,577 square feet of space at 5400 Airport Freeway, Suite A, Fort Worth, Texas, to house the Company's commercial insurance operations. The lease is for a term of five years, although the Company may terminate the lease at its option after the expiration of three years. The annual base rental expense is equal to $105,770.


     (c)  Investments

          Bonds available for sale and other investments are stated at fair value with changes in fair value recorded as a component of comprehensive income. Short-term investments are stated at cost.

          The following schedule summarizes the components of other investments:

                             As of September 30, 2002  As of December 31, 2001
                             ------------------------  -----------------------
                             Fair Value      Cost      Fair value      Cost
                             ----------   ----------   ----------   ----------
Equity investments                   --           --    1,058,613    1,058,613
Marketable securities                --           --       24,358       23,113
Note receivable                      --           --    1,028,741    1,028,741
                             ----------   ----------   ----------   ----------
    Total other investments  $       --           --    2,111,712    2,110,467
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

          The agreement with GMSP provided an opportunity to convert the equity investments and the note receivable with a cost of $4.2 million to cash as of November 2002, as follows: the Company could at its option require GMSP to purchase these investments for $2.1 million, less any future cash received prior to November 2002 from the investments. GMSP could at its option require the Company to sell the equity investments and the note receivable to GMSP for $4.2 million, less any future cash received prior to November 2002 from the investments. During the second quarter of 2001, the Company recognized a permanent impairment of these

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


          investments and wrote down the carrying value to the amount recoverable from GMSP under the put option. This write down amounted to $2,176,231 and was recorded as a realized capital loss in the Statement of Operations. In February 2002, GMSP consented to the early exercise of the Company's option, and the Company exercised its option to require GMSP to purchase the illiquid investments for approximately $2.1 million.

          The marketable securities were sold in the first quarter of 2002 for a small gain.

          The "specific identification" method is used to determine costs of investments sold. Provisions for possible losses are recorded only when the values have experienced impairment considered "other than temporary" by a charge to realized losses resulting in a new cost basis of the investment.

          The unrealized gains (losses) on investments at September 30, 2002 and December 31, 2001 are set forth in the following table:

                             September 30, 2002   December 31, 2001
                             ------------------   -----------------
Bonds available for sale:
    Unrealized gain             $ 3,976,506            5,425,067
    Deferred tax expense         (1,352,012)          (1,845,175)
                                -----------          -----------
       Net unrealized gain      $ 2,624,494            3,579,892
                                ===========          ===========
Other investments:
    Unrealized gain             $        --                1,245
    Deferred tax expense                 --                 (447)
                                -----------          -----------
       Net unrealized gain      $        --                  798
                                ===========          ===========

           Proceeds from the sale of bond securities totaled $7,962,963 and $7,989,470 for the three months ended September 30, 2002 and 2001, respectively, and $81,458,046 and $35,770,164 for the nine months ended September 30, 2002 and 2001, respectively. Proceeds from the sale of common stocks totaled $0 and $6,027,392 for the three months and the nine months ended September 30, 2001, respectively. There were no sales of common stock during 2002. There were no sales of other investments during the three months ended September 30, 2002 and 2001. Proceeds from the sale of other investments totaled $2,111,119 and $382,867 for the nine months ended September 30, 2002 and 2001, respectively.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

          Realized gains and losses on investments for the three months and nine months ended September 30, 2002 and 2001, respectively, are presented in the following table:

                                     Three months ended September 30      Nine months ended September 30
                                     -------------------------------      ------------------------------
                                        2002                  2001          2002                  2001
                                     ---------             ---------      ---------            ---------
Realized gains:
  Bonds                              $ 267,830               647,474      3,127,733            1,056,941
  Common stock                              --                    --             --            2,730,923
  Sale of subsidiary                        --               342,853             --              342,853
  Sale of building                     402,629                    --        402,629                   --
  Other investments                       (241)                   --             --               20,208
                                     ---------             ---------      ---------            ---------
       Total realized gains            670,218               990,327      3,530,362            4,150,925
                                     ---------             ---------      ---------            ---------
Realized losses:
  Bonds                                     --                   293        470,891               17,456
  Impairment of bonds                       --                    --      2,010,670                   --
  Other investments                      1,327                    --          1,327              140,506
  Impairment of other investments           --                    --             --            2,087,355
                                     ---------             ---------      ---------            ---------
       Total realized losses             1,327                   293      2,482,888            2,245,317
                                     ---------             ---------      ---------            ---------
          Net realized gains         $ 668,891               990,034      1,047,474            1,905,608
                                     =========             =========      =========            =========


          During the first nine months of 2002, the Company reduced the carrying value of a non-rated commercial mortgage backed security to $0 resulting in a write down of $2,010,670 as a result of a significant increase in the default rate in January and February of 2002 in the underlying commercial mortgage portfolio, which has disrupted the cash flow stream sufficiently to make future cash flows unpredictable. This write down was offset by net realized gains of $3,058,144 recorded from the sale of various bond securities.

          In August 2002, the Company entered into an amendment to its Investment Management Agreements with Goff Moore Strategic Partners, L.P. ("GMSP") (See "Transactions with Goff Moore Strategic Partners, L.P. - 1999 GMSP Transaction"). The amendment reduces, effective as of October 1, 2002, the minimum aggregate monthly payment owed by the Company to GMSP from $75,000 to $63,195 (with respect to each calendar month from October 2002 through September 2003), $53,750 (with respect to each calendar month from October 2003 through September 2004), and $45,417 (with respect to each calendar month after September 2004). The amendment also changes the date upon which either party to each of the investment management agreements can terminate the agreement at its sole option from October 4, 2002 to September 30, 2005. The amendment was approved by each of the required applicable State insurance departments.

          The Company sold the office building at 500 Commerce Street in Fort Worth, Texas, where the Company's principal executive offices and commercial insurance operations were located, to an unaffiliated third party for $5 million on August 30, 2002. The Company recorded a gain of $402,629 from this transaction.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

     (d)  Federal Income Taxes

          The Company and its subsidiaries file a consolidated Federal income tax return. Deferred income tax items are accounted for under the "asset and liability" method which provides for temporary differences between the reporting of earnings for financial statement purposes and for tax purposes, primarily deferred policy acquisition costs, the discount on unpaid claims and claim adjustment expenses, net operating loss carry forwards and the nondeductible portion of the change in unearned premiums. The Company paid no Federal income taxes during the nine months ended September 30, 2002. The Company received Federal income tax refunds totaling $250,000 during the nine months ended September 30, 2001.

          The Company recognized a current tax benefit of $2,607,796 during the third quarter of 2002 as a result of a carry back of alternative minimum tax losses. A change in the tax law during 2002 extended the carry back period for losses to offset income in earlier periods. As a result, the Company was entitled to a tax refund which it received in October 2002.

          In assessing the realization of its deferred tax assets, management considers whether it is more likely than not that a portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon management's consideration of expected reversal of deferred tax liabilities and projected future taxable income, management believes it is more likely than not that the Company will not realize the benefits of these deferred tax assets in the near future. At September 30, 2002, the Company has established a valuation allowance against its net deferred tax assets, exclusive of the tax effect of unrealized gains, in the amount of $32,268,579. At December 31, 2001 the valuation allowance was $31,534,712 and included the tax effect on unrealized gains.

          As of September 30, 2002, the Company has net operating loss carry forwards for tax purposes of $1,639,332, $30,985, $23,531,349,
          $33,950,174 and $9,417,005 which, if not utilized, will expire in 2018, 2019, 2020, 2021, and 2022, respectively. As of September 30,
          2002 the Company has capital loss carry forwards of $16,976 and $7,586 for tax purposes which, if not utilized, will expire in 2005 and 2007.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


     (e)  Earnings Per Share

          The following table sets forth the computation of basic and diluted earnings per share:

                                               Three months ended September 30     Nine months ended September 30
                                               -------------------------------     ------------------------------
                                                   2002              2001              2002              2001
                                               ------------      ------------      ------------      ------------
Basic loss per share:
Numerator:
  Net income (loss)                            $    240,358        (4,291,392)       (8,783,563)      (13,358,999)
  Less: Preferred stock dividends                   169,711           153,750           496,817           303,750
        Accretion of discount on preferred
        stock                                       675,000           593,000         1,960,000         1,254,150
                                                ------------      ------------      ------------      ------------

  Net loss to common shareholders              $   (604,353)       (5,038,142)      (11,240,380)      (14,916,899)
                                               ------------      ------------      ------------      ------------
Denominator:
  Weighted average shares outstanding            21,169,736        21,169,736        21,169,736        21,169,736
                                               ------------      ------------      ------------      ------------
     Basic loss per common share               $       (.03)             (.24)             (.53)             (.70)
                                               ============      ============      ============      ============
Diluted loss per share:

Numerator:
  Net income (loss)                               $ 240,358        (4,291,392)       (8,783,563)      (13,358,999)
                                               ------------      ------------      ------------      ------------
Denominator:
  Weighted average shares outstanding            21,169,736        21,169,736        21,169,736        21,169,736
  Effect of dilutive securities:
     Employee stock options                              --                --                --                --
     Convertible preferred stock                         --                --                --         1,860,000
                                               ------------      ------------      ------------      ------------
     Weighted average shares and assumed
         Conversions                             21,169,736        21,169,736        21,169,736        23,029,736
                                               ------------      ------------      ------------      ------------
     Diluted loss per common share *           $       (.03)             (.24)             (.53)             (.70)
                                               ============      ============      ============      ============


*The effects of common stock equivalents and convertible preferred stock are antidilutive for the three months and nine months ended 2002 and 2001, respectively, due to the net loss for the periods; therefore, diluted loss per share is reported the same as basic loss per share.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


     (f)  Accumulated Other Comprehensive Income

          The following schedule presents the components of other comprehensive income:

                                                         Three months ended             Nine months ended
                                                      -------------------------     --------------------------
                                                           September 30                    September 30
                                                      -------------------------     --------------------------
                                                         2002           2001           2002           2001
                                                      ----------     ----------     ----------      ----------
Unrealized gains (losses) on securities:

  Unrealized holding gains (losses) during period     $  974,670      4,509,566        923,405       5,367,372

Less: Reclassification adjustment for amounts
       included in net income for realized gains              --        990,034      2,373,211       1,905,608
                                                      ----------     ----------     ----------      ----------
       Other comprehensive income (loss) before
        Federal income taxes                             974,670      3,519,532     (1,449,806)      3,461,764

  Federal income tax expense (benefit)                   330,736      1,196,640       (493,610)      1,177,000
                                                      ----------     ----------     ----------      ----------

       Other comprehensive income (loss)              $  643,934      2,322,892       (956,196)      2,284,764
                                                      ==========     ==========     ==========      ==========

          The 2002 reclassification adjustment for amounts included in net income for realized gains (losses) excludes the realized loss due to the impairment of a fixed maturity because this amount was not a component of accumulated other comprehensive income as of December 31, 2001.

     (g)  Goodwill

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

          In December 2001, prior to the adoption of Statement 142, the Company recorded an impairment of $13,360,603 on the goodwill associated with the 1998 acquisition of the Lalande Group. As a result of the decision to position the Company for an exit from personal auto, the Company evaluated the related goodwill and recorded an impairment of $2,859,507 in the second quarter of 2002. The remaining goodwill as of September 30, 2002 is $609,000 and is related to the 1998 acquisition of the Lalande Group. Effective in 2002, goodwill is no longer amortized but will be subject to an impairment test based on its estimated fair value. Therefore, additional impairment losses could be recorded in future periods.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


     (h)  Accounting Pronouncements

          On July 30, 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (Statement 146). The provisions of Statement 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of Statement 146 to have a material effect on its consolidated financial position or result of operations.

     (i)  Benefit Plans

          Because of their importance to the Company, in August 2002 the Company entered into executive severance agreements with three senior executives, Richard M. Buxton, Daniel J. Coots and Rick Laabs. The agreements generally provide that the Company shall pay the executive, upon termination of the employment of the executive by the Company without cause or by the executive with good reason during the term of the agreement, a lump sum severance amount equal to the base annual salary of the executive as of the date that the executive's employment with the Company ends. The current base annual salaries of Messrs. Buxton, Coots and Laabs are $170,000, $155,000 and $150,000,
          respectively. The executive severance agreements do not supersede the change in control agreements or any other severance agreements the employees may have with the Company.

          The Company entered into Retention Incentive Agreements with sixteen of its officers and other employees (none of whom are among the five most highly compensated employees of the Company as of the most recent proxy statement sent to shareholders). Each of the Retention Incentive Agreements generally requires that the Company pay the applicable employee an amount based upon the employee's annual base salary, less amounts owed by the Company to the employee pursuant to any change in control or severance agreements the employee may have with the Company. The Company's obligation to make payments under each Retention Incentive Agreement is conditioned upon the employee remaining in the employ of the Company through a specified date, unless terminated earlier by the Company without cause or by the employee with good reason. The Company could be obligated to make up to an aggregate of approximately $793,000 in payments under the Retention Incentive Agreements.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


(2)  Reinsurance

     The amounts deducted in the Consolidated Statements of Operations for reinsurance ceded for the three months and nine months ended September 30, 2002 and 2001, respectively, are set forth in the following table.

                                           Three months ended September 30        Nine months ended September 30
                                           ---------------------------------      ------------------------------
                                              2002                   2001            2002               2001
                                           ----------             ----------      ----------          ----------
Premiums earned - all other                $ 2,548,227           15,995,037       16,774,969          58,893,318
Premiums earned - Florida business         $    (1,895)                 688           (7,830)            600,656
Premiums earned - fronting
  arrangements                             $ 3,144,393            3,991,436       12,715,831          13,061,661

Claims and claim adjustment expenses -
  all other                                $ 2,160,247            9,762,095       16,474,093          46,899,496
Claims and claim adjustment expenses -
  Florida business                         $    18,807              171,056          369,147             834,410
Claims and claim adjustment expenses -
  plan servicing                           $  (357,876)            (167,290)        (473,132)            495,331
Claims and claim adjustment expenses -
  fronting arrangements                    $ 1,407,815            2,329,263        9,427,557           8,668,241

     Claims ceded to the commercial automobile plans of Arkansas, California, Louisiana, Mississippi and Pennsylvania are designated as "plan servicing". There were no plan servicing premiums earned during the nine months ended September 30, 2002 and 2001, respectively.

     There were no plan servicing or Florida business unearned premiums at September 30, 2002 and December 31, 2001, respectively. The amounts included in the Consolidated Balance Sheets for reinsurance ceded under fronting arrangements and reinsurance ceded to the commercial automobile plans of Arkansas, California, Louisiana, Mississippi and Pennsylvania as of September 30, 2002 and December 31, 2001 were as follows:


                                                                           2002           2001
                                                                        ----------      ---------
Unearned premiums - fronting arrangements                               $2,971,914      5,250,403

Unpaid claims and claim adjustment expenses - Florida business          $  611,033      1,550,368
Unpaid claims and claim adjustment expenses - plan servicing            $  358,068      3,179,123
Unpaid claims and claim adjustment expenses - fronting arrangements     $7,194,579      6,521,864


     Effective December 31, 2000 the Company entered into a quota share reinsurance agreement whereby the Company ceded 100% of its commercial auto liability unearned premiums and 50% of all other commercial business unearned premiums at December 31, 2000 to a non-affiliated reinsurer. For policies with an effective date of January 1, 2001 through December 31, 2001, the Company entered into a quota share reinsurance agreement whereby the Company ceded 21.03% of its commercial business to a non-affiliated reinsurer. Also effective December 31, 2000, the

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

     Company entered into a reserve reinsurance cover agreement with a non-affiliated reinsurer. This agreement reinsures the Company's ultimate net aggregate liability in excess of $32,500,000 up to an aggregate limit of $89,650,000 for net commercial auto liability losses and loss adjustment expense incurred but unpaid as of December 31, 2000. At September 30, 2002 and December 31, 2001 a deferred reinsurance gain of $4,550,823 and $7,937,531, respectively, has been recorded in deferred revenues. For the third quarter and the first nine months of 2002, $922,618 and $3,386,708, respectively, has been recorded in other income which represents the reserve development under the reserve reinsurance cover agreement. No amounts were recognized for the third quarter and the first nine months of 2001 under the reserve reinsurance agreement. Since its inception at December 31, 2000, $4,499,177 has been recorded in other income which represents the reserve development under the reserve reinsurance cover agreement. The deferred gain item will be recognized in income in future periods based upon the ratio of claims paid in the $57,150,000 layer to the total of the layer. The Company established a reinsurance balance receivable and a liability for funds held under reinsurance agreements for the reserves transferred at December 31, 2001. Also in connection with this agreement, the Company was required to maintain assets in a trust fund with a fair value at least equal to the funds held liability. The trust fund was established during the third quarter of 2001 and at December 31, 2001 the assets in the trust had a fair value of $49,553,698. Because the Company's statutory policyholders' surplus fell below certain levels specified in the agreement, the reinsurer had the option to direct the trustee to transfer the assets of the trust to the reinsurer. In March of 2002, the reinsurer exercised this option and the trust assets were transferred to the reinsurer. As a result, investments and funds held under reinsurance agreements were reduced by approximately $44.0 million. The Company recorded a realized gain of approximately $486,000 as a result of this transfer. The reinsurer remains responsible for reimbursing the Company for claim payments covered under this agreement.

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

     On November 13, 2001, the credit agreement was further amended to change certain covenants and to provide the following revised principal amortization schedule: $200,000 upon effectiveness of the amendment on November 13, 2001; $500,000 on January 2, 2002; and $1,000,000 on the first day of each calendar quarter thereafter. A $50,000 fee was paid to the bank for this amendment.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


     On February 27, 2002 the Company entered into an amendment to the credit agreement which cured covenant breaches and provided for principal prepayments. The Company prepaid $6,100,000 of the indebtedness outstanding under the credit agreement on March 4, 2002. Several covenants in the existing credit agreement were eliminated or modified by the amendment and the interest rate was changed to a base rate (which approximates prime) plus 175 basis points (6.50% at March 31, 2002). The principal amortization schedule was amended such that the remaining $4,200,000 principal balance under the credit agreement is payable in 2003.

     The Company recorded interest expense of $68,063 and $186,359 for the three months ended September 30, 2002 and 2001, respectively, and $246,692 and $698,243 for the nine months ended September 30, 2002 and 2001, respectively. The Company paid interest expense of $91,249 and $204,539 for the three months ended September 30, 2002 and 2001, respectively, and $290,736 and $767,673 for the nine months ended September 30, 2002 and 2001. The Company made unscheduled principal prepayments of $2,500,000, $500,000 and $200,000 in the first, third and fourth quarters of 2001, respectively, and scheduled principal payments of $500,000 in January, April, July and October of 2001 and in January 2002.


(4)  Redeemable Preferred Stock and Shareholders' Equity

     The Company has authorized 250,000,000 shares of common stock, par value $.10 per share (the "Common Stock"). Of the authorized shares of Common Stock, 22,013,830 were issued as of September 30, 2002 and December 31, 2001, respectively, and 21,169,736 were outstanding as of September 30, 2002 and December 31, 2001, respectively. The Company also has 10,000,000 shares of preferred stock with $100 par value authorized per share of which none were issued and outstanding as of September 30, 2002 and December 31, 2001, respectively. As a result of the transactions discussed below, the Company has three series of redeemable preferred stock outstanding which have mezzanine presentation because they are redeemable at the option of the holder.

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

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


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

     The 2001 GMSP Transaction and the Stallings Transaction results in all preferred stock being redeemable. The discount on the preferred stock is being amortized over the period until redemption using the effective interest method. At September 30, 2002 and December 31, 2001, there was $11,091,000 and $13,051,000, respectively, in unaccreted discount on the preferred stock and $958,160 and $461,344, respectively, in accrued dividends on the Series B and Series C Preferred Stock.

     As of September 30, 2002 there were 587,065 options outstanding to purchase common stock ("options") at an average exercise price of $8.94 per share that had been granted to officers and directors of the Company under the 1995 Stock Option Plan; 424,450 options, at an average exercise price of $5.58 per share, that had been granted to officers, directors and employees of the Company under the 1998 Long-Term Incentive Plan; and 579,710 options, at an exercise price of $5.75 per share, that had been granted to Glenn W. Anderson under an employment agreement.

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

     The New York Stock Exchange ("NYSE") suspended trading of the Company's Common Stock prior to the opening on April 15, 2002 and delisted the Common Stock. This action was taken by the NYSE because the Company had fallen below the NYSE's continued listing standards with regard to market capitalization, stockholders' equity and the price of the Common Stock.

(5)  Segment Reporting

     On February 7, 2002, the Company announced its decision to discontinue writing commercial lines insurance business due to continued adverse claims development and unprofitable results.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


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


     The following tables present a summary of segment profit (loss) for the three months and nine months ended September 30, 2002 and 2001:

                                                    Three months ended September 30, 2002
                                              -------------------------------------------------
                                              Commercial    Personal
                                                 Lines        Lines        Other        Total
                                              ----------    --------      -------      --------
                                                            (Amounts in thousands)
Gross premiums written                          $  (608)       9,551           --        8,943
                                                =======      =======      =======      =======
Premiums earned                                 $ 5,116        8,937           --       14,053
Net investment income                               715          286           17        1,018
Insurance services                                2,087         (173)        (979)         935
Expenses                                         (9,090)      (9,513)        (371)     (18,974)
                                                -------      -------      -------      -------
    Operating income (loss)                      (1,172)        (463)      (1,333)      (2,968)

Net realized gains                                   --           --          669          669
Interest expense                                     --          (68)          --          (68)
                                                -------      -------      -------      -------
  Income (loss) before Federal income taxes     $(1,172)        (531)        (664)      (2,367)
                                                =======      =======      =======      =======

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)



                                                      Three months ended September 30, 2001
                                                 -------------------------------------------------
                                                 Commercial    Personal
                                                    Lines        Lines        Other        Total
                                                 ----------    --------      -------      --------
                                                            (Amounts in thousands)
Gross premiums written                            $ 17,363       9,716            --        27,079
                                                  ========    ========      ========      ========
Premiums earned                                   $ 10,238       7,499            --        17,737
Net investment income                                  660         573            64         1,297
Insurance services                                      --        (207)          116           (91)
Expenses                                           (18,863)     (6,737)         (312)      (25,912)
                                                  --------    --------      --------      --------
    Operating income (loss)                         (7,965)      1,128          (132)       (6,969)

Net realized gains                                      --          --           990           990
Interest expense                                        --        (186)           --          (186)
Amortization expense                                    --        (194)           --          (194)
Goodwill impairment                                     --          --            --            --
                                                  --------    --------      --------      --------
    Income (loss) before Federal income taxes     $ (7,965)        748           858        (6,359)
                                                  ========    ========      ========      ========




                                                        Nine months ended September 30, 2002
                                                 --------------------------------------------------
                                                 Commercial    Personal
                                                    Lines        Lines        Other        Total
                                                 ----------    --------      --------      --------
                                                            (Amounts in thousands)
Gross premiums written                            $ 12,065       25,312            --        37,377
                                                  ========     ========      ========      ========
Premiums earned                                   $ 24,676       23,694            --        48,370
Net investment income                                1,820        1,514            40         3,374
Insurance services                                   4,551         (551)         (560)        3,440
Expenses                                           (35,545)     (25,898)       (1,229)      (62,672)
                                                  --------     --------      --------      --------
    Operating income (loss)                         (4,498)      (1,241)       (1,749)       (7,488)

Net realized gains                                      --           --         1,048         1,048
Interest expense                                        --         (247)           --          (247)
Goodwill impairment                                     --       (2,859)           --        (2,859)
                                                  --------     --------      --------      --------
  Income (loss) before Federal income taxes       $ (4,498)      (4,347)         (701)       (9,546)
                                                  ========     ========      ========      ========

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


                                                        Nine months ended September 30, 2001
                                                 --------------------------------------------------
                                                 Commercial    Personal
                                                    Lines        Lines        Other        Total
                                                 ----------    --------      --------      --------
                                                            (Amounts in thousands)
Gross premiums written                            $ 55,165       39,145            --        94,310
                                                  ========     ========      ========      ========
Premiums earned                                   $ 26,264       25,261            --        51,525
Net investment income                                3,877        2,523           269         6,669
Insurance services                                      --         (905)          360          (545)
Expenses                                           (45,013)     (26,163)       (1,425)      (72,601)
                                                  --------     --------      --------      --------
    Operating income (loss)                        (14,872)         716          (796)      (14,952)

Net realized gains                                      --           --         1,906         1,906
Interest expense                                        --         (698)           --          (698)
Amortization expense                                    --         (689)           --          (689)
Goodwill impairment                                     --       (5,086)           --        (5,086)
                                                  --------     --------      --------      --------
    Income (loss) before Federal income taxes     $(14,872)      (5,757)        1,110       (19,519)
                                                  ========     ========      ========      ========

                         GAINSCO, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


     BUSINESS OPERATIONS


     Discontinuance of Commercial Lines

     On February 7, 2002, the Company announced its decision to cease writing its primary line of business, commercial insurance, due to continued adverse claims development and unprofitable results. As a result of this decision, approximately $68.5 million of unprofitable commercial business premium is being eliminated over the course of 2002 and 2003, with continuing reductions in the cost structure of the Company. Due to the long tail nature of these claims, the Company anticipates it will take a substantial number of years to complete an orderly adjustment and settlement process with regard to these claims and any additional claims it receives in the future from its past business writings.


     Changes in Personal Lines

     On August 12, 2002, the Company announced its decision to put itself in a position to exit its remaining active insurance business, personal auto, in as orderly and productive a fashion as possible. In June 2002 the Company entered into a letter of intent to sell its Miami, Florida based operation, the Lalande Group, to an unaffiliated party. In September 2002 negotiations in respect of the possible transaction were terminated. Operationally, the Company is currently implementing another round of rate increases, along with other measures to enhance the profit potential of this business in 2003 and related strategic options.

     Also, as a result of this process, the Company evaluated the related goodwill and recorded an impairment of approximately $2.9 million during the second quarter 2002. The remaining goodwill as of September 30, 2002 is $.6 million dollars and is related to the 1998 acquisition of the Lalande Group.

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


     Sale of GAINSCO County Mutual

     On August 12, 2002, the Company entered into a definitive acquisition agreement to sell and transfer a management contract controlling GAINSCO County Mutual Insurance Company ("GCM") to Berkeley Management Corporation ("Berkeley"), an affiliate of Liberty Mutual Insurance Company ("Liberty"), for a purchase price of up to $10.0 million, of which $1.0 million is payable upon closing and the balance in contingent payments through September 2009. The $9.0 million total of future payments would be payable $3 million in September 2003 and $1 million each year thereafter through September 2009 and each payment is contingent on there being no materially adverse change in the regulatory treatment of GCM specifically, or county mutuals generally, from legislative or regulatory administrative actions prior to the applicable payment date. Following the closing, the surplus of GCM which is approximately $3,574,000 will remain as a part of the combined statutory policyholders' surplus of the Company. The obligation of Berkeley to make the contingent payments in accordance with the acquisition agreement is guaranteed by Liberty. Pursuant to a 100% quota share reinsurance agreement (the "GAIC Reinsurance Agreement") to be entered into at closing among GCM and GAINSCO's subsidiaries, General Agents Insurance Company of America, Inc. ("GAIC") and MGA Agency, Inc., and certain other arrangements, the Company will retain all assets and liabilities associated with GCM's past, present and runoff commercial insurance business. The Company makes a number of representations, warranties and covenants in the acquisition agreement and generally indemnifies Berkeley and Liberty for any losses incurred resulting from (i) breaches of representations, warranties or covenants of the Company; (ii) employee benefit plan obligations of GCM relating to pre-closing periods; (iii) tax obligations of GCM relating to pre-closing periods; (iv) all liabilities of GCM, to the extent that they result from conditions or circumstances arising or events occurring before the closing, subject to certain exceptions; (v) all insurance claims, liabilities and obligations of GCM that are not reinsured pursuant to the GAIC Reinsurance Agreement or certain insurance fronting programs between GCM and Metropolitan Property & Casualty Insurance Company and Omni Insurance Company, respectively; and (vi) any and all insurance claims, liabilities and obligations of GAIC under the GAIC Reinsurance Agreement. GCM does not have any employees or employee benefit plans. The closing of the transaction is subject to receipt of regulatory approvals from the Texas, Oklahoma and North Dakota Departments of Insurance and to approval by GAINSCO's bank and other conditions. The Company ultimately expects to record a gain from this transaction.

     Sale of Office Building; New Office Leases

     The Company sold the office building at 500 Commerce Street in Fort Worth, Texas, where the Company's principal executive offices and commercial insurance operations were located, to an unaffiliated third party for $5 million on August 30, 2002. The Company recorded a gain of $402,629 from this transaction. As a result, the Company leased new office space to house its principal executive offices and commercial insurance operations. In August 2002, the Company entered into an office lease for approximately 8,352 square feet of space in Fountain

     Place, 1445 Ross Avenue, Suite 5300, Dallas, Texas, to house the Company's executive offices. This address is the Company's new registered address. The lease is for a term of four years, although the Company has the right to terminate the lease at its option at the end of 2005 upon payment of a termination fee equal to approximately $29,000. The annual rental expense is equal to approximately $175,500. The lessor is Crescent Real Estate Funding X, L.P., an affiliate of Crescent Real Estate Equities Company, a Texas real estate investment trust f/k/a Crescent Real Estate Equities, Inc. ("Crescent"). Robert W. Stallings, GAINSCO's Chairman of the Board, became a member of the Board of Trust Managers of Crescent in May 2002 and John C. Goff, a member of GAINSCO's Board, is the Chief Executive Officer and Vice Chairman of the Board of Trust Managers of Crescent. Mr. Goff is deemed to be the beneficial owner of 3,630,248 common shares of Crescent, comprising 3.4% of the beneficial ownership of such shares. Mr. Stallings is deemed to be the beneficial owner of 22,000 common shares of Crescent, comprising less than 1% of the beneficial ownership of such shares. The management of the Company believes that the terms of the Company's lease with Crescent are no less favorable to GAINSCO than those offered to other tenants by Crescent or than GAINSCO could obtain for comparable space from unaffiliated parties.

     In July 2002, the Company also entered an office lease with an unaffiliated third party for 10,577 square feet of space at 5400 Airport Freeway, Suite A, Fort Worth, Texas, to house the Company's commercial insurance operations. The lease is for a term of five years, although the Company may terminate the lease at its option after the expiration of three years. The annual base rental expense is equal to $105,770.


     Executive Severance Agreements

     Because of their importance to the Company, in August 2002 the Company entered into executive severance agreements with three senior executives, Richard M. Buxton, Daniel J. Coots and Rick Laabs. The agreements generally provide that the Company shall pay the executive, upon termination of the employment of the executive by the Company without cause or by the executive with good reason during the term of the agreement, a lump sum severance amount equal to the base annual salary of the executive as of the date that the executive's employment with the Company ends. The current base annual salaries of Messrs. Buxton, Coots and Laabs are $170,000, $155,000 and $150,000, respectively. The executive severance agreements do not supersede the change in control agreements or any other severance agreements the employees may have with the Company.


     Retention Incentive Agreements

     The Company entered into Retention Incentive Agreements with sixteen of its officers and other employees (none of whom are among the five most highly compensated employees of the Company as of the most recent proxy statement sent to shareholders). Each of the Retention Incentive Agreements generally requires that the Company pay the applicable employee an amount based upon the employee's annual base salary, less amounts owed by the Company to the employee pursuant to any change in control or severance agreements the employee may have with the Company. The Company's obligation to make payments under each Retention Incentive Agreement is conditioned upon the employee remaining in the employ of the Company through a specified date, unless terminated earlier by the Company without cause or by the employee with good reason. The Company could be obligated to make up to an aggregate of approximately $793,000 in payments under the Retention Incentive Agreements.

     Amendment to Investment Management Agreements

     In August 2002, the Company entered into an amendment to its Investment Management Agreements with Goff Moore Strategic Partners, L.P. ("GMSP") (See "Transactions with Goff Moore Strategic Partners, L.P. - 1999 GMSP Transaction"). The amendment reduces, effective as of October 1, 2002, the minimum aggregate monthly payment owed by the Company to GMSP from $75,000 to $63,195 (with respect to each calendar month from October 2002 through September 2003), $53,750 (with respect to each calendar month from October 2003 through September 2004), and $45,417 (with respect to each calendar month after September 2004). The amendment also changes the date upon which either party to each of the investment management agreements can terminate the agreement at its sole option from October 4, 2002 to September 30, 2005. The amendment was approved by each of the required applicable State insurance departments.


     Tri-State Acquisition and Sale

     On January 7, 2000, the Company expanded its personal lines business conducted through the Lalande Group through the acquisition of Tri-State, an insurance operation specializing in underwriting, servicing and claims handling of nonstandard personal auto insurance in Minnesota, North Dakota and South Dakota. Tri-State owned and operated a managing general agency, a motor vehicle driving records service company and an insurance subsidiary, Midwest Casualty Insurance Company ("MCIC") that had policyholders' surplus of approximately $3,034,000. The purchase price consideration consisted of $6,000,000 in cash at closing plus additional cash payments of $1,200,000 and $1,600,000 paid in July 2000 and January 2001, respectively. On August 31, 2001, the Company sold all of the stock of Tri-State to Herbert A. Hill for a cash price of $935,000. Mr. Hill is the President and a former owner of Tri-State. The Company retained MCIC, which had policyholders' surplus of approximately $3,078,000 at December 31, 2001 and $3,056,000 at September 30, 2002.


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

     RESULTS OF OPERATIONS

     Gross premiums written for the third quarter of 2002 decreased 67% from the comparable 2001 period. Commercial lines premiums were negative as a result of cancellations and the Company's decision to discontinue writing commercial lines business. Personal lines decreased 2% as a result of the decision to discontinue writing all personal lines other than Florida personal auto. For the first nine months of 2002, gross premiums written have decreased 60% from the comparable 2001 period which is primarily attributed to the decision to discontinue writing commercial lines and all personal lines other than Florida personal auto.

     The following table compares the major lines between the periods for gross premiums written.

                     Three months ended September 30     Nine months ended September 30
                     -------------------------------     ------------------------------
                           2002             2001              2002             2001
                     --------------    -------------     --------------   -------------
                                          (Amounts in thousands)
Commercial lines     $ (608)   (7)%    17,363    64%     $12,065     32%  55,165     58%
Personal lines        9,550    107%     9,716    36%      25,312     68%  39,145     42%
                     ------    ---     ------   ---      -------    ----  ------    ---
    Total            $8,942    100%    27,079   100%     $37,377    100%  94,310    100%
                     ======    ===     ======   ===      =======    ===   ======    ===

     COMMERCIAL LINES accounted for 66 percentage points ("points") of the decrease in gross premiums written for the third quarter of 2002 and 46 points of the decrease for the first nine months of 2002 versus the comparable 2001 periods. All of the major products recorded negative premiums for the third quarter of 2002. For the first nine months of 2002 the contributions to the decrease for the major products are as follows: commercial auto 18 points, general liability 13 points and auto garage 9 points. The GAAP combined ratio for the commercial lines segment was 144.0 % in the first nine months of 2002 versus 170.2% for the first nine months of 2001. The Company decided to discontinue writing commercial lines during the first quarter of 2002.

     PERSONAL LINES accounted for 1 point of the decrease for the third quarter of 2002 and 14 points of the decrease for the first nine months of 2002 versus the comparable 2001 periods. Florida personal auto writings account for 7 points of the decrease and umbrella liability writings account for 4 points of the decrease for the first nine months of 2002 versus the comparable 2001 periods. The GAAP combined ratio for the personal lines segment was 109.3% for the first nine months of 2002 versus 104.8% for the first nine months of 2001. The Company decided in the second quarter of 2002 to put itself in a position to exit personal auto through a possible sale of the Lalande Group.

     Net premiums earned decreased 21% for the third quarter and decreased 6% for the first nine months of 2002 versus the comparable 2001 periods primarily as a result of the decreases in commercial lines written premiums.

     Net investment income decreased 22% and 49% for the third quarter and first nine months of 2002 versus the comparable 2001 periods, respectively. These decreases were primarily due to the decline of fixed maturity investments as a result of negative cash flows from operations and the general decline in interest rates.

     During the first six months of 2002, the Company reduced the carrying value of a non-rated commercial mortgage backed security to $0 resulting in a write down of $2,010,670 (recorded as a realized loss in the statement of operations) as a result of a significant increase in the default rate in the underlying commercial mortgage portfolio, which has disrupted the cash flow stream sufficiently to make future cash flows unpredictable. This write-down was offset by net realized gains of $2,655,515 recorded from the sale of various bond securities and other investments for the first nine months of 2002 and the gain of $402,629 recognized from the sale of the home office building.

     Insurance services revenues increased $1,025,896 and $3,984,607 in the third quarter and first nine months of 2002 over the comparable 2001 periods, respectively primarily as a result of amortization of deferred reinsurance recoveries from claim payments under the reserve reinsurance cover agreement mentioned previously. For the third quarter and the first nine months of 2002, $922,618 and $3,386,708 has been recorded in other income which represents the reserve development under the reserve reinsurance cover agreement. No amounts were recognized for the third quarter and the first nine months of 2001 under the reserve reinsurance agreement. Amortization is based upon claims recovered from the reinsurer in relation to the amount of the reinsured layer under the reserve reinsurance cover agreement.

     Claims and claims adjustment expenses ("C & CAE") decreased $5,439,990 and $4,251,513 in the third quarter and first nine months of 2002 from the comparable 2001 periods. The C & CAE ratio was 101.3% in the third quarter of 2002 versus 110.9% in the third quarter of 2001. The C & CAE ratio was 97.0% in the first nine months of 2002 versus 99.3% in the first nine months of 2001. The decreases in the C & CAE ratios in 2002 were primarily due to smaller increases in estimated ultimate liabilities recorded in the 2002 periods for commercial lines than was recorded in the 2001 periods. The Company recorded a net increase in estimated ultimate liabilities during the third quarter of 2002 of approximately $2.1 million primarily for commercial lines; the increase in the third quarter of 2001 was approximately $6.7 million. For the first nine months of 2002, the net increase in estimated ultimate liabilities for commercial lines was approximately $7.2 million versus $10.4 million for the comparable 2001 period.

     The ratio of commissions plus the change in deferred policy acquisition costs and deferred ceding commission income to net premiums earned was 14% for the third quarter of 2002 versus 15% for the third quarter of 2001. This ratio was 18% for the first nine months of 2002 and 2001. The decrease in the ratio for the third quarter was primarily due to the change in the mix of business as a result of exiting commercial lines.

     Interest expense from the note payable decreased in the third quarter and first nine months of 2002 from the comparable 2001 periods primarily due to the decrease in the outstanding note payable balance as a result of principal payments.

     Underwriting and operating expenses were down 25% and 41% in the third quarter and first nine months of 2002 from the comparable 2001 periods, respectively, primarily as a result of cost reductions implemented in the latter part of 2001 and in the current periods and decreases in premium taxes as a result of the commercial lines run off. A decrease in the reserve for reinsurance recoverables during the second quarter of 2002 also contributed to the decrease for the nine month period comparison. This decrease was the result of recovering a ceded paid claim that had previously been reserved as uncollectible.

     There is no amortization expense in the 2002 periods due to the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (see Note 1(g) of Notes to Consolidated Financial Statements). As a result of the decision to position the Company for an exit from personal auto, as previously discussed, the Company evaluated the related goodwill and recorded an impairment of $2,859,507 in the second quarter of 2002. The remaining goodwill as of September 30, 2002 is $609,000 and is related to the 1998 acquisition of the Lalande Group.

     The Company recognized a current tax benefit of $2,607,796 during the third quarter of 2002 as a result of a carry back of alternative minimum tax losses. A change in the tax law during 2002 extended the carry back period for losses to offset income in earlier periods. As a result, the Company was entitled to a tax refund which it received in October 2002.


     LIQUIDITY AND CAPITAL RESOURCES

     Parent Company

     GAINSCO, INC. ("GNA") is a holding company that provides administrative and financial services for its wholly owned subsidiaries. GNA needs cash for:
     (1) principal and interest on its bank note payable, (2) administrative expenses, and (3) investments. The primary sources of cash to meet these obligations are statutory permitted payments from its insurance subsidiaries, including (1) dividend payments, (2) surplus debenture interest payments, and (3) tax sharing payments. Statutes in Oklahoma and North Dakota restrict the payment of dividends by the insurance company subsidiaries to the available surplus funds derived from their realized net profits. The maximum amount of cash dividends that each subsidiary may declare without regulatory approval in any 12-month period is the greater of net income for the 12-month period ended the previous December 31 or ten percent (10%) of policyholders' surplus as of the previous December 31. On February 28, 2002, General Agents (the Oklahoma subsidiary) paid dividends to GNA of $7,238,000. Generally without prior regulatory approval, on or after March 1, 2003, General Agents may declare dividends to GNA of up to the greater of net income for the 12-month period ended December 31, 2002 or ten percent (10%) of policyholders' surplus as of December 31, 2002. In 2002 MCIC (the North Dakota subsidiary) may declare dividends to GNA of up to approximately $300,000. GNA believes the cash dividends from its insurance subsidiaries should be sufficient to meet its expected obligations for the next twelve months.

     The Company had Federal income tax loss carry forward tax benefits at September 30, 2002 of $23,321,758 that could be applied against any future earnings of the Company, subject to certain limitations. Thus, the Company does not currently require funds to satisfy Federal income tax obligations.

     GNA entered into an amendment dated as of February 27, 2002 to its bank credit agreement which cured GNA's covenant breaches and provided for additional principal prepayments. Pursuant to the amendment, GNA prepaid

     $6,100,000 of the indebtedness outstanding under the credit agreement. Several covenants in the existing credit agreement were eliminated or modified by the amendment and the interest rate was changed to a base rate (which approximates prime) plus 175 basis points. The major financial covenant of the amended credit agreement requires the statutory surplus of General Agents to be at a minimum of the lesser of $20,000,000 or five times the unpaid principal balance. General Agents' statutory surplus at September 30, 2002 was approximately $33,484,000 which is 67% above the minimum threshold. The remaining $4,200,000 principal balance under the credit agreement is payable in 2003 which the Company intends to fund with dividends from General Agents and short term investments. The credit agreement requires a note prepayment equal to 50% of any dividends from General Agents. The credit agreement, among other things, precludes payment of dividends on common or preferred stock and restricts the kinds of investments that GNA may make.

     Subject to bank credit agreement restrictions, GNA may also obtain cash through the sale of subsidiaries or assets and through the issuance of common or preferred stock. The bank credit agreement generally requires a note prepayment in the event of the sale by GNA of any subsidiary or assets (except certain ordinary course of business sales), or any issuance of stock, equal to 50% of the proceeds received.

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

     With regard to long term liquidity, the average maturity of the investment portfolio is 2.2 years. The fair value of the fixed maturity portfolio at September 30, 2002 was $3,976,506 above amortized cost.

     Investments decreased primarily due to a nonaffiliated reinsurer exercising its option, during the first quarter of 2002, to take possession of approximately $44,000,000 in investments, mentioned previously. The remaining decrease is attributable to principal payments on the note payable of $6,600,000 and negative cash flows from operations.

     Premiums receivable decreased primarily as a result of the Company's decision in the first quarter of 2002 to discontinue writing commercial lines business. Reinsurance balances receivable decreased primarily due recoveries received under the reserve reinsurance cover agreement. Ceded unpaid claims and claim adjustment expenses decreased primarily due to the discontinuance of commercial lines writings in 2002 and the run-off of the commercial lines and personal lines quota share reinsurance treaties in 2002. Ceded unearned premiums decreased primarily as a result of the run-off of the commercial lines and personal lines quota share reinsurance treaties in 2002. Property and equipment decreased primarily as a result of the sale of the former home office building during the third quarter of 2002. Current Federal income taxes receivable increased as a result of a carry back of alternative minimum tax losses mentioned previously. Other assets increased primarily as a result of funds put on deposit with a nonaffiliated reinsurer in the second quarter to collateralize balances due to the reinsurer. As mentioned previously, the Company recorded an impairment to goodwill in the second quarter of 2002 which accounts for the decrease in this item.

     Unpaid claims and claims adjustment expenses and unearned premiums decreased primarily due to the run-off of commercial business. Accounts payable decreased primarily due to the payment of premiums to a non-affiliated insurer on business produced by the personal auto agency. Reinsurance balances payable decreased primarily due to settlements made during the first nine months of 2002 from various quota share reinsurance agreements for the 2001 year. Deferred revenue decreased primarily as a result of the reinsurance recoveries under the reserve reinsurance cover agreement mentioned previously. Drafts payable decreased and will continue to decrease since the Company began to pay claims with checks instead of drafts during the third quarter of 2002. The note payable decreased primarily due to a prepayment of $6,100,000 made during the first quarter of 2002 in conjunction with an amendment to the credit agreement (see Note (3) of Notes to Consolidated Financial Statements). Funds held under reinsurance agreements were eliminated due to a non-affiliated reinsurer's decision to take possession of investments, mentioned previously, which reduced the Company's liability to this non-affiliated reinsurer.

     Accumulated other comprehensive income, net of tax of $2,624,494 was recorded at September 30, 2002 as a result of the unrealized gains on bonds available for sale. The increase in retained deficit is primarily attributable to the net loss recorded during the first six months of 2002.

     The tragic events of September 11, 2001 did not impact the Company's financial results for the first nine months of 2002.


     Regulatory Scrutiny

     Because of the continued period of transition and diminished capital levels, the Company is experiencing increased scrutiny from the principal state insurance departments which regulate the Company. The increased scrutiny the Company is experiencing is resulting in requests from regulators for additional information concerning the adequacy of the Company's loss reserves and other matters. The enhanced regulatory scrutiny may have an adverse impact on the ability of the Company to receive approval of future actions that the Company may seek to take in the course of exiting its insurance business and redeploying its capital. Also impacted could be certain internal matters, such as changes in pooling and reinsurance arrangements and the amount of dividends which the insurance subsidiaries may declare and pay to the holding company.


     Liquidation Value

     At September 30, 2002, total assets less total liabilities (excluding redeemable preferred stock) of the Company was $42,806,513 and there were outstanding three series of preferred stock with an aggregate liquidation value of $38,578,161 ($37,620,000 stated value plus accrued dividends of $958,161). In the event of a liquidation of the Company (which is not contemplated) based upon consolidated shareholders' equity at September 30, 2002 there would be $4,228,352 available for distribution to the holders of common stock ($.20 per common share) after the payment of creditors and the liquidation value of the preferred stock. The amount ultimately available to the shareholders would vary with changes in the assets and liabilities of the Company.

                         GAINSCO, INC. AND SUBSIDIARIES
                    Quantitative and Qualitative Disclosures
                                About Market Risk



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


       FORWARD LOOKING STATEMENTS

       Statements made in this report that are not strictly historical may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that important factors, representing certain risks and uncertainties, could cause actual results to differ materially from those contained in the forward-looking statements. These factors include, but are not limited to, (a) the Company's ability to effect the successful exit from unprofitable lines and businesses that the Company believes cannot be counted on to produce future profit, (b) heightened competition from existing competitors and new competitor entrants into the Company's markets, (c) the extent to which market conditions firm up, the acceptance of higher prices in the market place and the Company's ability to realize and sustain higher rates, (d) contraction of the markets for the Company's business, (e) acceptability of the Company's A.M. Best rating to its end markets and the Company's ability to meet its obligations under its capital and debt agreements, (f) the ongoing level of claims and claims-related expenses and the adequacy of claim reserves, (g) the effectiveness of investment strategies implemented by the Company's investment manager, (h) continued justification of recoverability of goodwill in the future, (i) the availability of reinsurance and the ability to collect reinsurance recoverables, (j) the Company's ability to invest in new endeavors that are successful, (k) the limitation on the Company's ability to use net operating loss carry forwards as a result of constraints caused by ownership changes within the meaning of Internal Revenue Code Section 382,
     (l) the Company's ability to consummate the sale of the Company's management agreement with GAINSCO County Mutual Insurance Company, (m) the Company's ability to negotiate and consummate a sale of the Lalande Group on satisfactory terms, and (n) general economic conditions including fluctuations in interest rates. A forward-looking statement is relevant as of the date the statement is made. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which the statements are made.

                         GAINSCO, INC. AND SUBSIDIARIES
                             Controls and Procedures



       CONTROLS AND PROCEDURES


       The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15d-14(c) under the Exchange Act) as of September 30, 2002 and concluded that those disclosure controls and procedures are effective.

       There have been no changes in the Company's internal controls or in other factors known to the Company that could significantly affect these controls subsequent to their evaluation, nor any corrective actions with regard to significant deficiencies and material weaknesses.

       While the Company believes that its existing disclosure controls and procedures have been effective to accomplish these objectives, the Company intends to continue to examine, refine and formulize its disclosure controls and procedures and to monitor ongoing developments in this area.

                           PART II. OTHER INFORMATION

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

                None.

       Item 5.  Other Information

                None.

       Item 6.  Exhibits and Reports on Form 8-K

                (a) Exhibits

                    10.31 Office Lease dated August 19, 2002 between Crescent Real Estate Funding X, L.P. and the Registrant.(1)

                    15.    Awareness Letter of KPMG LLP(1)

                    99.1 Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer(1)

                    99.2 Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer(1)

                    -------------

                    (1) Filed herewith.

                (b) Reports on Form 8-K

                    A report on Form 8-K was dated September 4, 2002 reporting the election of Hugh M. Balloch to the Board of Directors of the Company to replace the vacancy left by the resignation of J. Randall Chappel. No financial statements were filed with this report.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the Registrant as well as in his capacity as Chief Financial Officer.

                                    GAINSCO, INC.


Date: November 12, 2002                   By: /s/ Daniel J. Coots
                                          ------------------------------------
                                          Daniel J. Coots
                                          Senior Vice President, Treasurer and
                                          Chief Financial Officer

                                 CERTIFICATION


       I, Glenn W. Anderson, certify that:

       1.  I have reviewed this quarterly report on Form 10-Q of GAINSCO, INC.;

       2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

       3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

       4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

           c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

       5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

       6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



        Date:  November 12, 2002              Signature: /s/ Glenn W. Anderson
                                                         -----------------------
                                                         Chief Executive Officer

                                 CERTIFICATION


       I, Daniel J. Coots, certify that:

       1.  I have reviewed this quarterly report on Form 10-Q of GAINSCO, INC.;

       2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

       3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

       4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

           c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

       5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

       6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


        Date: November 12, 2002      Signature: /s/ Daniel J. Coots
                                                --------------------------------
                                                Daniel J. Coots
                                                Senior Vice President, Treasurer
                                                and Chief Financial Officer

                                INDEX OF EXHIBITS

        Exhibit No.   Description
        -----------   -----------
           10.31      Office Lease dated August 19, 2002 between Crescent Real
                      Estate Funding X, L.P. and the Registrant.(1)

           15.        Awareness Letter of KPMG LLP(1)

           99.1       Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted
                      Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                      - Chief Executive Officer(1)

           99.2       Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted
                      Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                      - Chief Financial Officer(1)

-------
(1) Filed herewith.