Form 10-K
period 2002-12-31
GAINSCO INC
filed 2003-03-28
CIK 786344

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                      20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15 (d) of
                       The Securities Exchange Act of 1934

For the fiscal year ended                          Commission file number 1-9828
December 31, 2002

                                  GAINSCO, INC.
             (Exact name of registrant as specified in its charter)

TEXAS                                                                 75-1617013
(State of Incorporation)                                           (IRS Employer
                                                             Identification No.)
1445 Ross Ave., Suite 5300
Dallas, Texas                                                              75202
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code                (214) 647-0415

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class               Name of each exchange on which registered
Common Stock ($.10 par value)                                 OTC Bulletin Board

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                                 Yes [ ] No [X]

The aggregate market value of the registrant's Common Stock ($.10 par value), the registrant's only class of voting or non-voting common equity stock, held by non-affiliates of the registrant (19,179,131 shares) as of the close of the business on February 28, 2003 was $3,835,826 (based on the closing sale price of $0.20 per share on that date on the OTC Bulletin Board).

As of February 28, 2003, there were 21,169,736 shares of the registrant's Common Stock ($.10 par value) outstanding.

                           INCORPORATION BY REFERENCE

Portions of the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on May 19, 2003 are incorporated by reference herein in response to Items 10, 11, 12 and 13 of Part III of Form 10-K.

                                     PART I

ITEM 1. BUSINESS

GENERAL DESCRIPTION

    GAINSCO, INC. ("GNAC") is a holding company that provides administrative and financial services for its wholly owned subsidiaries. The term "Company" as used in this document includes GNAC and its subsidiaries unless the context otherwise requires. GNAC was incorporated in Texas on October 11, 1978. It completed its initial public offering on November 14, 1986.

    The Company is a property and casualty insurance company concentrating its efforts on the nonstandard personal automobile market in Florida as it concurrently exits its commercial insurance business. The Company's insurance operations for most of 2002 were conducted through four insurance companies:
General Agents Insurance Company of America, Inc. ("General Agents"), an Oklahoma corporation; MGA Insurance Company, Inc. ("MGAI"), a Texas corporation; GAINSCO County Mutual Insurance Company ("GCM"), a Texas chartered company; and Midwest Casualty Insurance Company ("MCIC"), a North Dakota insurance corporation acquired January 7, 2000. See "Recent Developments", for information regarding the Company's actions to reduce its involvement in the insurance business, including the Company's decision to cease writing its primary line of business, commercial insurance, and its sale of the management contract controlling GCM. On March 31, 2003, MCIC is to be liquidated and all of its assets, liabilities and equity are to be transferred to General Agents.

    During 2002 the Company was approved to write insurance in 47 states and the District of Columbia on a non-admitted basis and in 44 states and the District of Columbia on an admitted basis. The Company currently markets its personal lines of insurance through over 550 non-affiliated retail agencies and previously marketed its commercial lines of insurance through 200 non-affiliated general agency offices. Approximately 70% of the Company's gross premiums written during 2002 resulted from risks located in Florida.

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

RECENT DEVELOPMENTS

     In March 2003, the Financial Accounting Standards Board announced it expects to issue the proposed limited-scope statement "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," in the second quarter of 2003. This statement would require redeemable preferred stock to be classified as a liability and any related accretion of discount and accrued dividends to be charged to the results of operations. If this statement is adopted as proposed, the Company would record all series of preferred stock as liabilities and would record the related accretion of discount and accrued dividends as charges to Results of Operations. For 2002 the accretion of discount on redeemable preferred stock was $2,657,000 and the dividends accrued were $670,774. Under this proposed statement these amounts would be recorded as charges to Results of Operations, and we anticipate an increase in the deferred tax valuation allowance equal to the related deferred tax benefit.

     Discontinuance of Commercial Lines. On February 7, 2002, the Company announced its decision to cease writing its primary line of business, commercial insurance, due to continued adverse claims development and unprofitable results. Approximately 68.5 million of unprofitable commercial lines premiums were subject to this exit decision. The Company notified all of its commercial lines agents of its intent to cancel their agency contracts and notified all states, where required by statute, of its intent to cease writing commercial lines of insurance in their state. The discontinuance of writing commercial lines will likely result in the Company ceasing to be approved to write insurance in a number of states.

     By December 31, 2002, the Company had non-renewed 86% of its in-force policies. The remaining 14%, amounting to approximately $12 million in premiums, are scheduled to be non-renewed in the first half of 2003 as the applicable policies expire. Concurrently, the Company continued to settle and reduce its inventory of commercial lines claims. At year-end 2002, there were 1,062 claims associated with the runoff book outstanding, compared to 1,720 a year earlier.

Due to the long tail nature of these claims, the Company anticipates it will take a substantial number of years to complete an orderly adjustment and settlement process with regard to existing claims and any additional claims it receives in the future from its past business writings. The Company's cost-structure is being reduced with the reduction of premium and claims inventory.

    Changes in Personal Lines. On August 12, 2002, the Company announced its decision to put itself in a position to exit its remaining active insurance business, personal auto, in as orderly and productive a fashion as possible. In June 2002, the Company entered into a letter of intent to sell its Miami, Florida based operation, the Lalande Group, to an unaffiliated party. In September 2002 negotiations in respect of the possible transaction were terminated. In conjunction with this process, the Company evaluated the related goodwill and recorded an impairment of approximately $2.9 million during the second quarter 2002. The remaining goodwill as of December 31, 2002 is $609,000 and is related to the 1998 acquisition of the Lalande Group. Operationally, the Company implemented rate increases and other measures to enhance the profit potential of this business in 2003 and its future strategic direction, which could include the expansion, contraction or disposition of the business.

    Redeployment of Capital. The Company anticipates a lengthy period of transition as it lessens its exposure to the insurance industry. During the transition process, the Company may consider the sale of additional subsidiaries associated with that business. The Company intends to redeploy capital no longer required by its insurance business, once it becomes available, to pursue other opportunities in the future that offer a better prospect for profitability. The Company believes that suitable capital redeployment opportunities should be available after the capital no longer required by its insurance business becomes available, but cannot predict the amount of capital that will ultimately be available for redeployment, the timing or the nature of the opportunities that may be available at the time capital becomes available. The opportunities may be outside of the insurance business and could be in the financial services business.

    Fronting Agreements. The Company had fronting agreements with three non-affiliated insurance companies. The business written under these agreements was ceded 100% to reinsurers rated "A (Excellent)" or better by A.M. Best Company ("Best's"), and 100% of the liabilities were collateralized with pledged investment grade securities or letters of credit or the reinsurer had fully indemnified the Company against business, credit and insurance risk. Two of these fronting agreements were through GCM. See "Recent Developments -- Sale of GAINSCO County Mutual." The remaining fronting agreement was terminated in the second quarter of 2002 and is currently in run-off.

    Sale of GAINSCO County Mutual. On December 2, 2002, the Company completed the sale and transfer of the management contract controlling GCM to an affiliate of Liberty Mutual Insurance Company ("Liberty"), for a purchase price of up to $10 million, of which $1 million was paid at closing and the balance is payable in contingent payments through September 2009. The $9 million total of future payments would be payable $3 million in September 2003 and $1 million each year thereafter through September 2009. Each payment is contingent on there being no material adverse change in the regulatory treatment of GCM specifically, or county mutuals generally, from legislative or regulatory administrative actions prior to the applicable payment date. Legislation has been introduced in the current session of the Texas Legislature ending June 2, 2003 which, depending upon whether or in what form it is ultimately adopted, could prejudice the rights of the Company to receive some or all of the future payments from Liberty. Following the closing, the surplus of GCM, which was approximately $3,182,000, remained as a part of the combined statutory policyholders' surplus of the Company. Pursuant to a 100% quota share reinsurance agreement (the "General Agents Reinsurance Agreement") entered into at closing among GCM and GAINSCO's subsidiaries, General Agents and MGA Agency, Inc., and certain other arrangements, the Company retained all assets and liabilities associated with GCM's past, present and runoff commercial insurance business. The Company made a number of representations, warranties and covenants in the acquisition agreement and generally indemnifies Liberty for any losses incurred resulting from (i) breaches of representations, warranties or covenants of the Company; (ii) employee benefit plan obligations of GCM relating to pre-closing periods; (iii) tax obligations of GCM relating to pre-closing periods; (iv) all liabilities of GCM, to the extent that they result from conditions or circumstances arising or events occurring before the Closing, subject to certain exceptions; (v) all insurance claims, liabilities and obligations of GCM that are not reinsured pursuant to the General Agents Reinsurance Agreement or certain insurance fronting programs between GCM and Metropolitan Property & Casualty Insurance Company and Omni Insurance Company, respectively; and

(vi) any and all insurance claims, liabilities and obligations of General Agents under the General Agents Reinsurance Agreement. GCM did not have any employees or employee benefit plans. The Company made a $500,000 prepayment of outstanding bank debt from the closing proceeds of the transaction.

    Sale of Office Building; New Office Leases. The Company sold the office building at 500 Commerce Street in Fort Worth, Texas, where the Company's principal executive offices and commercial insurance operations were located, to an unaffiliated third party for $5 million on August 30, 2002. The Company recorded a gain of $455,056 from this transaction. As a result, the Company leased new office space to house its principal executive offices and commercial insurance operations.

    In August 2002, the Company entered into an office lease for approximately 8,352 square feet of space in Fountain Place, 1445 Ross Avenue, Suite 5300, Dallas, Texas, to house the Company's executive offices. This address is the Company's new registered address. The lease is for a term of four years, although the Company has the right to terminate the lease at its option at the end of 2005 upon payment of a termination fee of approximately $29,000. The annual rental expense is approximately $175,500. The lessor is Crescent Real Estate Funding X, L.P., an affiliate of Crescent Real Estate Equities Company, a Texas real estate investment trust f/k/a Crescent Real Estate Equities, Inc. ("Crescent"). Robert W. Stallings, GAINSCO's Chairman of the Board, became a member of the Board of Trust Managers of Crescent in May 2002, and John C. Goff, a member of GAINSCO's board of directors (the "Board"), is the Chief Executive Officer and Vice Chairman of the Board of Trust Managers of Crescent. Mr. Goff is deemed to be the beneficial owner of 3,630,248 common shares of Crescent, comprising 3.4% of the beneficial ownership of such shares. Mr. Stallings is deemed to be the beneficial owner of 22,000 common shares of Crescent, comprising less than 1% of the beneficial ownership of such shares. The management of the Company believes that the terms of the Company's lease with Crescent are no less favorable to GAINSCO than those offered to other tenants by Crescent or than GAINSCO could obtain for comparable space from unaffiliated parties.

    In July 2002 the Company also entered an office lease with an unaffiliated third party for 10,577 square feet of space at 5400 Airport Freeway, Suite A, Fort Worth, Texas, to house the Company's commercial insurance operations. The lease is for a term of five years, although the Company may terminate the lease at its option after the expiration of three years. The annual base rental expense is $105,770.

    Separation Agreement. In December 2002, McRae B. Johnston, the President - Personal Lines Division of the Company, resigned his employment with the Company and each of its subsidiaries other than MGAI, where Mr. Johnston remained employed until March 1, 2003. The Company and Mr. Johnston entered into separation agreements and releases (the "Release Agreements") pursuant to which the Company and Mr. Johnston each mutually released the other from obligations under the stock purchase agreement and employment contract between the Company and Mr. Johnston and generally from any and all other claims that each otherwise may have had against the other. The Company paid Mr. Johnston an aggregate of $400,000 pursuant to the Release Agreements. Mr. Johnston also entered into a one-year Consulting Agreement with MGAI effective after the conclusion of his employment with MGAI on March 1, 2003 pursuant to which MGAI will pay Mr. Johnston an aggregate of $200,000 to be made in four equal payments of $50,000 each in March, June, September and December of 2003.

    Tri-State Acquisition and Sale. On January 7, 2000, the Company expanded its personal lines business conducted through the Lalande Group through the acquisition of Tri-State, Ltd. ("Tri-State"), an insurance operation specializing in underwriting, servicing and claims handling of nonstandard personal auto insurance in Minnesota, North Dakota and South Dakota. Tri-State owned and operated a managing general agency, a motor vehicle driving records service company and an insurance subsidiary, MCIC that had policyholders' surplus of approximately $3,034,000. The purchase price consideration consisted of $6,000,000 in cash at closing plus additional cash payments of $1,200,000 and $1,600,000 paid in July 2000 and January 2001, respectively. On August 31, 2001, the Company sold all of the stock of Tri-State to Herbert A. Hill for a cash price of $935,000. Mr. Hill is the President and a former owner of Tri-State. The Company retained MCIC, which had policyholders' surplus of approximately $2,965,000 at December 31, 2002 and $3,078,000 at December 31, 2001. MCIC is to
be liquidated on March 31, 2003 and all of its assets, liabilities and equity are to be transferred to General Agents.

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

    2001 GMSP Transaction. On March 23, 2001, the Company consummated a transaction with GMSP (the "2001 GMSP Transaction") pursuant to which, among other things, the Company issued shares of its newly created Series C Preferred Stock to GMSP in exchange for an aggregate purchase price of $3 million in cash.

    The annual dividend rate on the Series C Preferred Stock is 10% until March 23, 2004 and 20% thereafter. Unpaid dividends are cumulative and compounded. The Series C Preferred Stock is redeemable at the Company's option after March 23, 2006 and at the option of the majority holders after March 23, 2007 at a price of $1,000 per share plus accrued and unpaid dividends. The Series C Preferred Stock is not convertible into Common Stock.

    The agreement with GMSP in connection with the 2001 GMSP Transaction was conditioned upon the following changes in the securities currently held by GMSP. The exercise prices of the Series A Warrant and the Series B Warrant held by GMSP were amended to $2.25 per share and $2.5875 per share, respectively. Each of these warrants provides for the purchase of 1,550,000 million shares of Common Stock, subject to adjustment. Further, the Company is required to redeem the outstanding shares of its Series A Preferred Stock on January 1, 2006, subject to certain conditions, at a price of $1,000 per share plus accrued and unpaid dividends. Any Series A Preferred Stock unredeemed for any reason after that date would accrue interest, payable quarterly at a rate equal to eight percent per year with any unpaid interest compounded annually. The Series A Preferred Stock is convertible into 6,200,000 shares of Common Stock at a conversion price of $5.10 per share and, should the Company pay dividends on its Common Stock, the Series A Preferred Stock would be entitled to dividends as if converted into Common Stock.

    The agreement with GMSP provided an opportunity to convert the Company's illiquid investments with a cost of $4.2 million to cash as of November 30, 2002, as follows: the Company could at its option require GMSP to purchase the illiquid investments for $2.1 million, less any future cash received prior to November 30, 2002 from the investments. GMSP could at its option require the Company to sell the illiquid investments to GMSP for $4.2 million, less any future cash received prior to November 30, 2002 from the investments. During the second quarter of 2001, the Company recognized a permanent impairment of these investments and wrote down the carrying value to the amount recoverable from GMSP under the put option. In February 2002, GMSP consented to the early exercise of the Company's option, and the Company exercised its option to require GMSP to purchase the illiquid investments for approximately $2.1 million.

    Amendment to Investment Management Agreements. In August 2002, the Company entered into an amendment to its Investment Management Agreements with Goff Moore Strategic Partners, L.P. ("GMSP"). See "Transactions with Goff Moore Strategic Partners, L.P. -- 1999 GMSP Transaction". The amendment reduces, effective as of October 1, 2002, the minimum aggregate monthly payment owed by the Company to GMSP from $75,000 to $63,195 (with respect to each calendar month from October 2002 through September 2003), $53,750 (with respect to each calendar month from October 2003 through September 2004), and $45,417 (with respect to each calendar month after September 2004). The amendment also changes the date upon which either party to each of the investment management agreements can terminate such agreements at its sole option from October 4, 2002 to September 30, 2005.

    Transactions with Robert W. Stallings. On March 23, 2001, the Company consummated a transaction with Mr. Stallings (the "Stallings Transaction") pursuant to which, among other things, the Company issued shares of its newly created Series B Preferred Stock and a warrant to purchase an aggregate of 1,050,000 shares of Common Stock at

$2.25 per share and expiring March 23, 2006 in exchange for an aggregate purchase price of $3.0 million in cash. The annual dividend provisions and the redemption provisions of the Series B Preferred Stock are the same as those for the Series C Preferred Stock. The Series B Preferred Stock is convertible into Common Stock at $2.25 per share. Subject to adjustment for certain events, the Series B Preferred Stock is convertible into a maximum of 1,333,333 shares of Common Stock. Mr. Stallings also entered into a Consulting Agreement pursuant to which he provides consulting services (including strategic planning advice, analysis of the subsidiaries' performance in various sectors of their respective business and recommendations for growth strategies and opportunities for new markets and products) to the Company's insurance subsidiaries for a period of five (5) years ending on March 22, 2006 for $300,000 per annum. Mr. Stallings was elected non-executive Vice Chairman of the Board and a director of the Company on March 30, 2001 and on September 6, 2001, he was elected non-executive Chairman of the Board.

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

                                                                As of and for the years ended December 31
                                            ------------------------------------------------------------------------------------
                                                      2002                          2001                          2000
                                            ------------------------      ------------------------      ------------------------
                                                                       (Dollar amounts in thousands)
     Gross Premiums Written:
          Commercial Lines                  $   11,992            27%     $   68,499            58%     $  113,354            67%
          Personal Lines                        32,231            73          48,684            42          54,932            33
                                            ----------      --------      ----------      --------      ----------      --------
                                            $   44,223           100%     $  117,183           100%     $  168,286           100%
                                            ==========      ========      ==========      ========      ==========      ========
     Policies in Force (End of Period)          26,074                        64,797                        87,048

Commercial Lines The Company announced on February 7, 2002 its decision to discontinue writing commercial lines insurance business due to continued adverse claims development and unprofitable results. The commercial lines of insurance previously written by the Company include:

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

Personal Lines The personal lines of insurance currently written by the Company is in the nonstandard personal auto market in Florida only and is primarily written with minimum liability limits. The personal lines of insurance previously written by the Company also included:

    Umbrella The Company wrote personal umbrella risks which did not have access to the preferred markets.

    Property The Company wrote nonstandard dwelling fire risks.

REINSURANCE

    The Company may purchase reinsurance in order to reduce its liability on individual risks and to protect against catastrophe claims. A reinsurance transaction takes place when an insurance company transfers, or "cedes," to another insurer a portion or all of its exposure. The reinsurer assumes the exposure in return for a portion or the entire premium. The ceding of insurance does not legally discharge the insurer from its primary liability for the full amount of the policies, and the ceding company is required to pay the claim if the reinsurer fails to meet its obligations under the reinsurance agreement.

Commercial Lines

    Prior to 1999 and again beginning in 2001, the Company wrote commercial casualty policy limits up to $1,000,000. For policies with an effective date occurring from 1995 through 1998 and policies with an effective date occurring during 2001 or 2002, the Company has first excess casualty reinsurance for 100% of casualty claims exceeding $500,000 up to the $1,000,000 limits, resulting in a maximum net claim retention per risk of $500,000 for such policies. During 1999 and 2000, the Company wrote commercial casualty policy limits up to $5,000,000. For policies with an effective date occurring in 1999 or 2000, the Company has first excess casualty reinsurance for 100% of casualty claims exceeding $500,000 up to $1,000,000 and second excess casualty reinsurance for 100% of casualty claims exceeding $1,000,000 up to the $5,000,000 limits, resulting in a maximum net claim retention per risk of $500,000. The Company has facultative reinsurance for policy limits written in excess of the limits reinsured under the excess casualty agreements.

    Effective December 31, 2000, the Company entered into a quota share reinsurance agreement whereby the Company ceded 100% of its commercial auto liability unearned premiums and 50% of all other commercial business unearned premiums at December 31, 2000 to a non-affiliated reinsurer. For policies with an effective date of January 1, 2001 through December 31, 2001, the Company entered into a quota share reinsurance agreement whereby the Company ceded 20% of its commercial business to a non-affiliated reinsurer. Also effective December 31, 2000, the Company entered into a reserve reinsurance cover agreement with a non-affiliated reinsurer. This agreement reinsures the Company's ultimate net aggregate liability in excess of $32,500,000 up to an aggregate limit of $89,650,000 for net commercial auto liability losses and loss adjustment expense incurred but unpaid as of December 31, 2000. The Company established a reinsurance balance receivable and a liability for funds held under reinsurance agreements for the reserves transferred at December 31, 2000. Also in connection with this agreement, the Company was required to maintain assets in a trust fund with a fair value at least equal to the funds held liability. The trust fund was established during the third quarter of 2001 and at December 31, 2001 the assets in the trust had a fair value of $49,553,698. Because the Company's statutory policyholders' surplus fell below certain levels specified in the agreement, the reinsurer had the option to direct the trustee to transfer the assets of the trust to the reinsurer. On March 29, 2002, the reinsurer exercised this option and the trust assets were transferred to the reinsurer. As a result, investments and funds held under reinsurance agreements were reduced by approximately $44,000,000. The Company recorded a realized gain of approximately $486,000 as a result of the transfer. The reinsurer continues to be responsible for reimbursing the Company for claim payments covered under this agreement.

    Prior to 2001, the Company has property excess per risk reinsurance that covers property claims exceeding $100,000 up to $5,000,000 net loss each risk. The Company has facultative reinsurance for limits written on individual risks in excess of $5,000,000. Beginning in 2001, the Company has property excess per risk reinsurance that covers property claims exceeding $150,000 up to $1,500,000 net loss each risk. The Company has facultative reinsurance for limits written on individual risks in excess of $1,500,000.

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

    See "Rating." The following table identifies each such reinsurer and sets forth the percentage of the coverage assumed by each of them:

                                                         2002            2001
                                                      ----------      ----------
                                                      1st Excess      1st Excess
                                                      ----------      ----------
     GE Reinsurance Corporation                               65%             65%
     GMAC Re/Motors Insurance Corporation                     35              15
     Liberty Mutual Insurance Company                         --              20
                                                      ----------      ----------
                                                             100%            100%
                                                      ==========      ==========

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

Personal Lines

    The Company's personal auto business is produced by National Specialty Lines, Inc. ("NSL") and, prior to August 1, 2001, Tri-State or written on a direct basis through MCIC. For business produced by NSL with an effective date of April 1, 2000 through December 31, 2000, the Company has excess of loss reinsurance for 100% of claims in excess of $25,000 up to the $100,000 policy limits and quota share reinsurance for 20% of the first $25,000 of claims resulting in a maximum net claim retention per risk of $20,000. For business produced by NSL with an effective date of January 1, 2001 through December 31, 2001, the Company has excess of loss reinsurance for 100% of claims in excess of $25,000 up to the $100,000 policy limits and quota share reinsurance for 50% of the first $25,000 of claims resulting in a maximum net claim retention per risk of $12,500. Effective December 31, 2001, the Company's personal lines excess of loss and quota share reinsurance treaties expired and were not replaced as satisfactory treaties could not be arranged. Under the terms of these treaties, the reinsurer remains liable for claims with regard to policies in force at the date of expiration. Beginning in 2002 the Company no longer writes nonstandard personal auto limits in excess of $25,000.

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

    Prior to 2001, the Company carried catastrophe property reinsurance to protect it against catastrophe occurrences for 95% of the property claims that exceed $500,000 but do not exceed $17,500,000 for a single catastrophe. In 2001, the Company carried catastrophe property reinsurance to protect it against catastrophe occurrences for 95% of the property claims that exceed $1,500,000 but do not exceed $13,000,000 for a single catastrophe as well as second event catastrophe property reinsurance for 100% of $1,000,000 excess of $500,000 on a second catastrophic event. In 2002, the Company carried catastrophe property reinsurance to protect it against catastrophe occurrences for property claims that exceed $500,000 but do not exceed $7,000,000. The Company does not have catastrophe reinsurance for business written in 2003 because of the exit from commercial lines and because the cost for coverage for the remaining personal lines was determined to be excessive in relation to the evaluation of risks to be retained.

    The Company has signed contracts in force for its reinsurance agreements for all years through 2002.

MARKETING AND DISTRIBUTION

    Certain coverages, such as auto liability, may only be written in some states by companies with the authority to write insurance on an admitted basis in such states. The Company currently is approved to write insurance on a non-admitted basis in 47 states and the District of Columbia and on an admitted basis in 44 states and the District of Columbia.

Commercial Lines

    The Company previously marketed its commercial lines insurance products through approximately 200 non-affiliated general agency offices that were compensated on a commission basis that varied by line of business. These general agents each represented several insurance companies, some of which may have been competitors of the Company. The general agents solicited business from independent local agents or brokers, commonly referred to as retail agents, who are in direct contact with insurance buyers.

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

Personal Lines

    The Company markets its nonstandard personal auto insurance through over 550 non-affiliated retail agencies that are compensated on a commission basis. The retail agents may represent several insurance companies, some of which may compete with the Company.

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

UNPAID CLAIMS AND CLAIM ADJUSTMENT EXPENSES

    The Company maintains reserves for the payment of claims and claim adjustment expenses for both reported and unreported claims. Claims reserves are estimates, at a given point in time, of amounts that the Company expects to pay on incurred claims based on facts and circumstances then known. The amount of claim reserves for reported claims is primarily based upon a case-by-case evaluation of the type of claim involved, the circumstances surrounding the claim, and the policy provisions relating to the type of claim. The amount of claims reserves for unreported claims and case reserve development is determined on the basis of historical information and anticipated future conditions by lines of insurance and actuarial review. Reserves for claim adjustment expenses are intended to cover the ultimate costs of settling claims, including investigation and defense of lawsuits resulting from such claims. Inflation is implicitly reflected in the reserving process through analysis of cost trends and review of historical reserve results.

    The process of establishing claims reserves is an imprecise science and reflects significant judgmental factors. In many liability cases, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured claim and the settlement of the claim. Some judicial decisions and legislative actions, even after coverage is written and reserves are initially set, broaden liability and policy definitions and increase the severity of claim payments. As a result of this and other societal and economic developments, the uncertainties inherent in estimating ultimate claim costs on the basis of past experience have increased significantly, further complicating the already difficult claim reserving process.

    Ultimate liability may be greater or lower than current reserves. Reserves are monitored by the Company using new information on reported claims and a variety of statistical techniques. The reserves are reviewed annually by an outside actuarial firm. The Company does not discount to present value that portion of its claim reserves expected to be paid in future periods. Beginning in the third quarter of 2002 and for each quarter thereafter, the Company set reserves equal to the selected reserve estimate as established by an outside actuarial firm. Formerly management set reserves based upon its actuarial analysis.

    The following table sets forth the changes in unpaid claims and claim adjustment expenses, net of reinsurance cessions, as shown in the Company's consolidated financial statements for the periods indicated:

                                                                               As of and for the years ended December 31
                                                                               -----------------------------------------
                                                                                  2002           2001           2000
                                                                               ----------     ----------     ----------
                                                                                         (Amounts in thousands)
Unpaid claims and claim adjustment expenses, beginning of period               $  181,059        164,160        132,814
Less: Ceded unpaid claims and claim adjustment expenses, beginning of
period                                                                             65,571         37,703         37,299
                                                                               ----------     ----------     ----------
Net unpaid claims and claim adjustment expenses, beginning of period              115,488        126,457         95,515
                                                                               ----------     ----------     ----------
Net claims and claim adjustment expense incurred related to:
      Current period                                                               50,518         56,920        124,077
      Prior periods                                                                 5,896         30,506         19,362
                                                                               ----------     ----------     ----------
        Total net claim and claim adjustment expenses incurred                     56,414         87,426        143,439
                                                                               ----------     ----------     ----------
Net claims and claim adjustment expenses paid related to:
      Current period                                                               23,203         26,776         58,898
      Prior periods                                                                52,230         71,619         54,683
                                                                               ----------     ----------     ----------
        Total net claim and claim adjustment expenses paid                         75,433         98,395        113,581
                                                                               ----------     ----------     ----------
Net reserves acquired through purchase of subsidiary                                   --             --          1,084
                                                                               ----------     ----------     ----------
Net unpaid claims and claim adjustment expenses, end of period                     96,469        115,488        126,457
Plus: Ceded unpaid claims and claim adjustment expenses, end of period             46,802         65,571         37,703
                                                                               ----------     ----------     ----------
Unpaid claims and claim adjustment expenses, end of period                     $  143,271        181,059        164,160
                                                                               ==========     ==========     ==========

    The decrease in the unpaid claims and claim adjustment expenses during 2002 is primarily attributable to the exiting of commercial lines and the orderly run-off of the remaining commercial lines claims. For 2002 the development in claims and claim adjustment expenses incurred was primarily the result of unanticipated development of commercial auto claims for the 2001 and 2000 accident years and commercial general liability claims for the 2001, 2000, 1999, 1997 and 1993 accident years. For 2001 the development in claims and claim adjustment expenses incurred was primarily the result of unanticipated development of commercial auto and commercial general liability claims for the 2000, 1999 and 1998 accident years. At December 31, 2002 the Company believes that the unpaid claims and claim adjustment expenses and the reinsurance agreements currently in force are sufficient to support the future emergence of prior year claim and claim adjustment expenses.

    The following table sets forth, as of December 31, 2002, 2001 and 2000, differences between the amount of net unpaid claims and claim adjustment expenses reported in the Company's statements, prepared in accordance with statutory accounting principles ("SAP"), and filed with the various state insurance departments, and those reported in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"):

                                                                                                  As of December 31
                                                                                       ----------------------------------------
                                                                                          2002           2001           2000
                                                                                       ----------     ----------     ----------
                                                                                                (Amounts in thousands)
     Net unpaid claims and claim adjustment expenses reported on a SAP basis           $   96,469        112,488        126,457
     Adjustments:
         Reserves recorded subsequent to issuance of SAP financial statements                  --          3,000             --
         Estimated recovery for salvage and subrogation                                        --             --             --
                                                                                       ----------     ----------     ----------

     Net unpaid claims and claim adjustment expenses reported on a U.S. GAAP
         basis and on an adjusted SAP basis                                            $   96,469        115,488         95,515
                                                                                       ==========     ==========     ==========

    In January 2000 the Company elected to take estimated salvage and subrogation into account when determining ultimate incurred losses and unpaid losses for financial statements prepared in accordance with SAP. The effect on prior periods was reflected in the Company's statutory financial statements as an adjustment to policyholders' surplus.

    The following table represents the development of U.S. GAAP balance sheet reserves for the years ended December 31, 1992 through 2002. The top line of the table shows the reserves for unpaid claims and claim adjustment expenses for the current and all prior years as recorded at the balance sheet date for each of the indicated years. The reserves represent the estimated amount of claims and claim adjustment expenses for claims arising in the current and all prior years that are unpaid at the balance sheet date, including claims that have been incurred but not yet reported to the Company.

    The second portion of the following table shows the net cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year. The third portion of the table shows the reestimated amount of the previously recorded net unpaid claims and claim adjustment expenses based on experience as of the end of each succeeding year, including net cumulative payments made since the end of the respective year. For example, the 1994 liability for net claims and claim adjustment expenses reestimated eight years later (as of December 31, 2002) was $69,425,000 of which $69,180,000 has been paid, leaving a net reserve of $245,000 for claims and claim adjustment expenses in 1994 and prior years remaining unpaid as of December 31, 2002.

    "Net cumulative deficiency" represents the change in the estimate from the original balance sheet date to the date of the current estimate. For example, the 1994 net unpaid claims and claim adjustment expenses indicates a $8,669,000 net deficiency from December 31, 1994 to December 31, 2002 (eight years later). Conditions and trends that have affected development of liability in the past may or may not necessarily occur in the future. Accordingly, it may or may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

                                                         As of and for the years ended December 31
                                  --------------------------------------------------------------------------------------
                                    1992         1993         1994         1995         1996         1997         1998
                                  --------     --------     --------     --------     --------     --------     --------
                                                                  (Amounts in thousands)

Unpaid claims & claim
  adjustment expenses:
     Gross                          66,517       72,656       80,729       95,011      105,691      113,227      136,798
     Ceded                          16,594       16,701       19,972       24,650       26,713       29,524       35,030
                                  --------     --------     --------     --------     --------     --------     --------
     Net                            49,923       55,955       60,757       70,361       78,978       83,703      101,768

Net cumulative paid as of:
     One year later                 22,470       24,090       24,730       32,584       39,554       48,595       49,951
     Two years later                37,032       39,182       41,874       56,605       70,185       82,950       80,158
     Three years later              45,884       46,688       55,338       73,349       90,417      103,025       99,446
     Four years later               51,082       54,428       62,389       82,667      101,273      114,196      107,654
     Five years later               54,092       57,628       66,573       87,432      107,584      118,515
     Six years later                55,828       58,191       68,438       90,114      110,301
     Seven years later              56,754       59,733       68,673       91,740
     Eight years later              56,941       59,744       69,180
     Nine years later               56,920       59,897
     Ten years later                57,052

Net unpaid claims and
  claim adjustment expenses
  reestimated as of:
     One year later                 54,150       59,573       61,157       75,703       87,095      110,421      102,141
     Two years later                57,223       59,922       62,296       80,356      104,588      111,981      111,861
     Three years later              57,459       59,247       63,871       88,867      105,386      121,024      119,524
     Four years later               56,832       58,414       67,442       89,030      111,314      125,418      120,795
     Five years later               56,337       59,735       67,607       91,641      114,483      126,161
     Six years later                56,721       59,695       68,660       94,177      114,796
     Seven years later              56,938       60,008       69,030       94,620
     Eight years later              57,354       60,265       69,425
     Nine years later               57,445       60,347
     Ten years later                57,376

Net cumulative
  Deficiency                        (7,453)      (4,392)      (8,669)     (21,280)     (35,817)     (42,458)     (19,027)

                                       As of and for the years ended December 31
                                   -----------------------------------------------
                                     1999         2000         2001         2002
                                   --------     --------     --------     --------
                                               (Amounts in thousands)

Unpaid claims & claim
  adjustment expenses:
     Gross                          132,814      164,160      181,059      143,271
     Ceded                           37,299       37,703       65,571       46,802
                                   --------     --------     --------     --------
     Net                             95,515      126,457      115,488       96,469

Net cumulative paid as of:
     One year later                  54,683       71,619       52,230
     Two years later                 90,403      109,820
     Three years later              108,757
     Four years later
     Five years later
     Six years later
     Seven years later
     Eight years later
     Nine years later
     Ten years later

Net unpaid claims and
  claim adjustment expenses
  reestimated as of:
     One year later                 114,876      156,963      121,383
     Two years later                130,952      161,922
     Three years later              133,738
     Four years later
     Five years later
     Six years later
     Seven years later
     Eight years later
     Nine years later
     Ten years later

Net cumulative
  Deficiency                        (38,224)     (35,466)      (5,896)

     For the year ended December 31, 2002 the net cumulative deficiency reported was $5.896 million. Excluding the effect of quota share reinsurance, the gross cumulative deficiency amount equated to $8.187 million. Of this deficiency amount, $7.720 million was attributable to commercial lines and $467,000 was attributable to personal auto lines. The deficiencies principally resulted from increased projections of ultimate claims severity due to unanticipated factual developments and discoveries, settlement negotiations and jury verdicts during 2002. Changes in claims frequency estimated did not materially impact the net cumulative deficiency in 2002.

     Of the deficiency reported for commercial lines, $4.741 million was attributable to commercial auto, of which $3.563 million was attributable to adverse claim development in 2002 for claims incurred in accident year 2000. This adverse claim development was primarily due to a 7.1% deterioration in the projected average claim severity for that particular year (the average claims severity increased from $14,989 per claim to $16,059 per claim), and an additional $907,000 deficiency was attributable to adverse claim development in 2002 for claims incurred in accident year 2001, also resulting from an increase in projected average claim severity of 4.7% for that year (the average claims severity was increased from $17,609 per claim to $18,431 per claim).

     Also in the commercial lines, there was a $3.656 million deficiency in general liability. This was made up of a $6.209 million deficiency in non-professional liability offset by favorable development of $2.553 million in professional liability. The $6.209 million deficiency in non-professional general liability was primarily attributable to adverse claim development in 2002 for the following accident years: $2.574 million for accident year 2001; $1.170 million for accident year 2000; $1.023 million for accident year 1999; $491,000 for accident year 1993; and $269,000 for accident year 1997. During the year 2002, the Company experienced increases in projected average claim severity for non-professional general liability for these respective accident years as follows: 18.5% for 2001 (average claim increased from $20,966 per claim to $24,852); 6.6% for 2000 (average claim increased from $21,000 per claim to $22,485); 13.8% for 1999 (average claim increased from $18,969 per claim to $21,595); 8.6% for 1993 (average claim increased from $6,381 per claim to $6,928); and 5.3% for 1997 (average claim increased from $12,518 per claim to $13,175). The remaining $677,000 of favorable development is related to all other commercial lines. In February 2002, the Company announced its plan to exit its commercial insurance business as a result of this continuing adverse claim experience.

     The $467,000 deficiency in personal auto was primarily attributable to adverse claim development in 2002 for the following accident years: $145,000 for accident year 1999; $601,000 for accident year 2000; offset by a $279,000 redundancy for accident year 2001. The deficiency in the 1999 and 2000 accident years was primarily related to increases in projected average claim severity for the bodily injury, property damage and personal injury protection coverage lines.

     The Company completes a full analysis of unpaid claims and claim adjustment expenses on a quarterly basis for each of its coverage lines. Based upon this analysis and the new information that became available during the quarter, reserves are reset each quarter. The deficiencies noted above were recognized throughout the year 2002 consistent with this quarterly analysis.

     Net unpaid claims and claim adjustment expenses at December 31, 2002 were approximately $96,469,000, which the Company believes is adequate; they are set equal to the selected reserve estimate determined by an outside actuarial firm. See item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

    The Company's claims, expense and combined ratios and the property and casualty industry's claims, expense and combined ratios, both on a SAP basis, are shown in the following table:

                                                    Years ended December 31
                                ----------------------------------------------------------------
                                  2002          2001          2000          1999          1998
                                --------      --------      --------      --------      --------
     COMPANY RATIOS (1)
         Claims Ratio               99.1%        124.6%         95.6%         67.9%         95.9%
         Expense Ratio              43.7          38.4          28.6          30.7          37.9
                                --------      --------      --------      --------      --------
         Combined Ratio            142.8%        163.0%        124.2%         98.6%        133.8%
                                ========      ========      ========      ========      ========
     INDUSTRY RATIOS (2)
         Claims Ratio               79.5%         88.4%         81.5%         78.6%         76.2%
         Expense Ratio              25.4          27.6          27.5          28.0          27.3
                                --------      --------      --------      --------      --------
         Combined Ratio            104.9%        116.0%        109.0%        106.6%        103.5%
                                ========      ========      ========      ========      ========

    (1) The Company ratios for 2001 have been adjusted to reflect the $3,000,000 in reserves recorded subsequent to the issuance of the SAP financial statements.

    (2) The property and casualty industry as a whole, not companies with comparable lines of coverage, was used in the calculation of these ratios. The Insurance Services Office is the source for 2002 (estimated) and 2001. Best's is the source for 2000, 1999 and 1998.

    The unfavorable variance to the industry for 2002 with regard to the claims ratio is primarily the result of unanticipated development of commercial auto claims for the 2000 accident year and commercial general liability claims for the 2001, 2000 and 1999 accident years. The unfavorable variance to the industry in 2002 for the expense ratio is primarily related to the exiting of commercial lines and the expense reductions lagging the decline in premium writings.

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

    The Company ratios in the table above relate only to insurance operations. GNAC as a holding company provides administrative and financial services for its wholly owned subsidiaries. The allocation of GNAC's expenses solely to its insurance companies would have an impact on their results of operations and would also affect the ratios presented. As such, expenses related to GNAC's strategic alternatives review process conducted in 1999 and 1998 are not included in these ratios.

    Accounting Principles Generally Accepted in the United States of America (U.S. GAAP) Basis - Claims and claim adjustment expenses are stated as a percentage of premiums earned as they are on a SAP basis. However, earned premiums include policy fees earned net of the related commission expense whereas on a SAP basis policy fees earned are recorded gross of the related commission expense. The U.S. GAAP expense ratio is based on premiums earned and includes the change in policy acquisition costs and underwriting expenses. Other differences include the treatment of the allowance for doubtful accounts.

    The following table presents the Company's claims, expense and combined ratios on a U.S. GAAP basis:

                                                    Years ended December 31
                                ----------------------------------------------------------------
                                  2002          2001          2000          1999          1998
                                --------      --------      --------      --------      --------
     Claims Ratio                   93.6%        127.2%         94.7%         67.4%         93.7%
     Expense Ratio                  32.3          45.4          31.6          32.0          39.0
                                --------      --------      --------      --------      --------
     Combined Ratio                125.9%        172.6%        126.3%         99.4%        132.7%
                                ========      ========      ========      ========      ========

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

                                                       As of and for the years ended December 31
                                        ----------------------------------------------------------------------
                                           2002           2001           2000           1999           1998
                                        ----------     ----------     ----------     ----------     ----------
                                                            (Dollar amounts in thousands)
     Net premiums written               $   41,797         67,313        117,497        130,105         87,040
     Policyholders' surplus (1)         $   41,745         49,898         77,532         69,155         71,826
     Ratio                               1.00 to 1      1.35 to 1      1.52 to 1      1.88 to 1      1.21 to 1

    (1) Policyholders' surplus for 2001 has been adjusted to reflect the reserves recorded subsequent to the issuance of the SAP financial statements.

INVESTMENT PORTFOLIO HISTORICAL RESULTS AND COMPOSITION

    The following table sets forth, for the periods indicated, the Company's investment results before income tax effects:

                                                                      As of and for the years ending December 31
                                                     ----------------------------------------------------------------------------
                                                        2002            2001            2000             1999             1998
                                                     ----------      ----------      ----------       ----------       ----------
                                                                             (Dollar amounts in thousands)
Average investments (1)                              $  143,294         207,765         246,091          228,945          212,215
Investment income                                    $    4,315           8,091          14,093            9,722            9,803
Return on average investments (2)                           3.0%            3.9%            5.7%             4.2%             4.6%
Taxable equivalent return on average investments            3.9%            4.3%            6.5%             5.7%             6.2%
Net realized gains (losses)                          $    2,049           4,275          (1,907)             606              693
Net unrealized gains (losses) (3)                    $    3,637           5,425           5,906          (3,456)           2,922

----------

    (1) Average investments is the average of beginning and ending investments at amortized cost, computed on an annual basis.

    (2) Includes taxable and tax-exempt securities.

    (3) Includes net unrealized gains (losses) for total investments.

    The following table sets forth the composition of the investment portfolio of the Company.

                                                                         As of December 31
                                       -------------------------------------------------------------------------------------
                                                  2002                         2001                          2000
                                       -------------------------     -------------------------     -------------------------
                                                                       (Amounts in thousands)

                                       Amortized         Fair        Amortized         Fair        Amortized         Fair
                                          Cost          Value           Cost          Value           Cost          Value
                                       ----------     ----------     ----------     ----------     ----------     ----------
Type of Investment
 Fixed Maturities:
  Bonds available for sale:
    U.S. Government securities         $   24,217         24,947         16,730         17,167         21,138         21,317
    Tax-exempt state and municipal
    bonds                                     465            480          8,912          9,139         45,284         45,472
    Corporate bonds                        34,338         37,231        101,727        106,488        121,564        125,553
  Certificates of deposit                     645            645            645            645            845            845
 Common stock                                  --             --             --             --          6,027          7,716
 Other investments                             --             --          2,110          2,112          4,581          4,442
                                       ----------     ----------     ----------     ----------     ----------     ----------
                                           59,665         63,303        130,124        135,551        199,439        205,345
                                       ----------     ----------     ----------     ----------     ----------     ----------
Short-term investments                     51,671         51,671         45,127         45,127         40,840         40,840
                                       ----------     ----------     ----------     ----------     ----------     ----------
        Total investments              $  111,336        114,974        175,251        180,678        240,279        246,185
                                       ==========     ==========     ==========     ==========     ==========     ==========

    At December 31, 2002 the Standard & Poor's ratings on the Company's bonds available for sale were in the following categories: 45% AAA, 4% AA, 15% A, 23% BBB, 5% BB and 8% B. No securities were rated below B. The Company does not have any securities for which a fair value cannot be obtained by reference to public markets.

The maturity distribution of the Company's investments in fixed maturities is as follows:

                                                                         As of December 31
                                        -----------------------------------------------------------------------------------------
                                                   2002                           2001                           2000
                                        --------------------------      --------------------------      -------------------------
                                                                       (Dollar amounts in thousands)
                                                Amortized                       Amortized                       Amortized
                                           Cost          Percent           Cost          Percent           Cost          Percent
                                        ----------      ----------      ----------      ----------      ----------      ----------
Within 1 year                           $   20,392            34.1%     $   15,463            12.1%     $   22,203            11.8%
Beyond 1 year but within 5 years            25,783            43.2          68,984            53.9         102,822            54.4
Beyond 5 years but within 10 years           9,943            16.7          42,135            32.9          59,531            31.5
Beyond 10 years but within 20 years          3,547             6.0           1,432             1.1           4,275             2.3
Beyond 20 years                                 --              --              --              --              --              --
                                        ----------      ----------      ----------      ----------      ----------      ----------
                                        $   59,665           100.0%     $  128,014           100.0%     $  188,831           100.0%
                                        ==========      ==========      ==========      ==========      ==========      ==========
Average duration                           2.6 yrs                         3.3 yrs                         2.9 yrs

    As of December 31, 2000, the Company did not have any non-performing fixed maturity securities. In 2001 the Company recognized an other than temporary impairment on a non-rated security by recording a charge to earnings of $489,554, net of deferred income taxes of $252,195 (see Note (1c) of Notes to Consolidated Financial Statements). In March 2002, the Company reduced the carrying value of this non-rated security to $0 resulting in a write down of approximately $2,010,000 as a result of a significant increase in the default rate in January and February of 2002 in the underlying collateral, which has disrupted the cash flow stream sufficiently to virtually eliminate future cash flows (see Note 1(c) of Notes to Consolidated Financial Statements).

INVESTMENT STRATEGY

    Commencing with the closing of the 1999 GMSP Transaction on October 4, 1999, the investment portfolios of GNAC and its insurance company subsidiaries are managed by GMSP pursuant to its Investment Management Agreements with the respective companies. The investment policies are subject to the oversight and direction of the Investment Committees of the Boards of Directors of the respective companies. The respective Investment Committees consist entirely of directors not affiliated with GMSP.

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

RATING

    Best's has assigned the Company a pooled rating of "B-" (Fair), with a stable outlook. Best's ratings are based on an analysis of the financial condition and operation of an insurance company as they relate to the industry in general.

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

    The Company is also subject to statutes governing insurance holding company systems in the states of Oklahoma and Texas. These statutes require the Company to file periodic information with the state regulatory authorities, including information concerning its capital structure, ownership, financial condition and general business operation. These statutes also limit certain transactions between the Company and its insurance companies, including the amount of dividends that may be declared and paid by the insurance companies (see Note (7) of Notes to Consolidated Financial Statements). Additionally, the Oklahoma and Texas statutes restrict the ability of any one person to acquire 10% or more of the Company's voting securities without prior regulatory approval.

COMPETITION

    The property and casualty insurance industry is highly competitive. The Company underwrites lines of insurance on risks not generally insured by many of the large standard property and casualty insurers, although such companies have been competing in this market more frequently in recent years. However, few barriers exist to prevent property and casualty insurance companies from entering into the Company's segments of the industry. To the extent this occurs, the Company can be at a competitive disadvantage because many of these companies have substantially greater financial and other resources and can offer a broader variety of specialty risk coverages.

EMPLOYEES

    As of December 31, 2002, the Company employed 136 persons, of whom 12 were officers, 121 were staff and administrative personnel, and 3 were part-time employees. The Company is not a party to any collective bargaining agreement.

EXECUTIVE OFFICERS OF THE REGISTRANT

    Information concerning the executive officers of the Company as of March 28, 2003 is set forth below:

         Name                        Age                      Position with the Company
         ----                        ---                      -------------------------

    Glenn W. Anderson                 50             President, Chief Executive Officer and Director

    Richard M. Buxton                 54             Senior Vice President

    Daniel J. Coots                   51             Senior Vice President, Chief Financial Officer and
                                                     Chief Accounting Officer

    Michael S. Johnston               43             President of Personal Lines Division

    Carolyn E. Ray                    50             Senior Vice President

    Marcia L. Buehler                 38             Vice President and Controller

    Betty J. Graham                   57             Vice President

    Jackiben N. Wisdom                54             Vice President

    Sam Rosen                         67             Secretary and Director

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

    Michael S. Johnston joined the Company in October 1998 when the Company acquired Lalande Group and since that time has served as Vice President of National Specialty Lines, Inc., a subsidiary of the Company. Mr. Johnston was promoted to President in March 2003. Mr. Johnston has been engaged in the property and casualty insurance business since 1993.

    Carolyn E. Ray has served as Senior Vice President of the Company since 1998. From 1986 to 1998, Ms. Ray served as Vice President of the Company. From 1984 to 1985, Ms. Ray served as Assistant Vice President of the Company. Ms. Ray has been engaged in the property and casualty business since 1976.

    Marcia L. Buehler has served as Vice President and Controller of the Company since July 2002. Ms. Buehler has been engaged in the property and casualty insurance business since 1989.

    Betty J. Graham has served as Vice President of the Company since March 2003. From January 1997 to March 2003 Ms. Graham served as Second Vice President. Ms. Graham has been engaged in the property and casualty insurance business since 1978.

    Jackiben N. Wisdom has served as Vice President of the Company since January 2002. Mr. Wisdom has been engaged in the property and casualty insurance business since 1970.

    Sam Rosen has served as the Secretary and a Director of the Company since 1983. Mr. Rosen is a partner with the law firm of Shannon, Gracey, Ratliff & Miller, L.L.P. He has been a partner in that firm or its predecessors since 1966. That firm, or its predecessors, has provided significant legal services for the Company since 1979.

ITEM 2. PROPERTIES

    The Company owns a 3.28 acre tract of land in Fort Worth, Texas and all improvements located thereon, including two office buildings with approximately 12,500 square feet of combined space. The Company currently has this property available for sale or lease.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

    The Company's Common Stock is listed on the OTC Bulletin Board (Symbol:
GNAC). The following table sets forth for the fiscal periods indicated the high and low closing sales prices per share of the Common Stock as reported by the NYSE for the period first quarter 2000 to April 14, 2002 and reported by the OTC Bulletin Board for the period April 15, 2002 through the fourth quarter of 2002. The prices reported reflect actual sales transactions.

                                                             HIGH               LOW
                                                             ----               ---

               2000 First Quarter                            6 5/16            5 1/2
               2000 Second Quarter                           6                 4 9/16
               2000 Third Quarter                            4 15/16           3 11/16
               2000 Fourth Quarter                           4 1/4             2 3/8

               2001 First Quarter                            4.0625            1.40
               2001 Second Quarter                           1.90              1.10
               2001 Third Quarter                            1.55              1.10
               2001 Fourth Quarter                           1.76              1.30

               2002 First Quarter                            1.93              0.25
               2002 Second Quarter                           0.35              0.05
               2002 Third Quarter                            0.06              0.02
               2002 Fourth Quarter                           0.14              0.02

    Cash dividends of $.0175 per share were paid to shareholders of record on March 31, June 30, September 30 and December 31, 2000. In February 2001, the Company discontinued quarterly dividends on the Common Stock.

    As of February 28, 2003, there were 249 shareholders of record of the Company's Common Stock.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The selected consolidated financial data presented in the following tables for, and as of the end of each of the years ended December 31, have been derived from the consolidated financial statements of the Company which have been audited by KPMG LLP, independent certified public accountants. The consolidated balance sheets as of December 31, 2002 and 2001, and the consolidated statements of operations, shareholders' equity and comprehensive loss and cash flows for each of the years in the three-year period ended December 31, 2002, and the independent auditors report thereon are included elsewhere in this document. The information presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," consolidated financial statements and the notes thereto, and the other financial information included herein.

                                                                         Years ended December 31
                                                --------------------------------------------------------------------------
                                                   2002            2001            2000            1999            1998
                                                ----------      ----------      ----------      ----------      ----------
                                                           (Dollar amounts in thousands, except per share data)
Income Data:

Gross premiums written (1)                      $   44,223         117,183         168,286         133,898          91,162
Ceded premiums written                               1,629          48,888          49,463           2,761           2,603
                                                ----------      ----------      ----------      ----------      ----------
Net premiums written                                42,594          68,295         118,823         131,137          88,559
Decrease (increase) in unearned premiums            17,673             432          32,633         (17,857)          3,644
                                                ----------      ----------      ----------      ----------      ----------
Net premiums earned                                 60,267          68,727         151,456         113,280          92,203
Net investment income                                4,315           8,091          14,093           9,722           9,803
Net realized gains (losses)                          2,049           4,275          (1,907)            606             693
Insurance services                                   4,284             327           1,054           1,849           2,927
                                                ----------      ----------      ----------      ----------      ----------
      Total revenues                                70,915          81,420         164,696         125,457         105,626
                                                ----------      ----------      ----------      ----------      ----------
Claims and claim adjustment expenses                56,414          87,426         143,439          76,349          86,353
Policy acquisition costs                            10,613          14,419          33,326          24,288          23,619
Underwriting and operating expense                  10,565          20,210          18,880          16,479          16,934
Goodwill impairment                                  2,860          18,447              --              --              --
                                                ----------      ----------      ----------      ----------      ----------
      Total expenses                                80,452         140,502         195,645         117,116         126,906
                                                ----------      ----------      ----------      ----------      ----------
        (Loss) income before taxes and
          cumulative effect of change in
          accounting principle                      (9,537)        (59,082)        (30,949)          8,341         (21,280)
        Income tax (benefit) expense                  (776)         16,035         (11,398)          1,214          (9,617)
                                                ----------      ----------      ----------      ----------      ----------
        (Loss) income before cumulative
          effect of change in accounting
          principle                                 (8,761)        (75,117)        (19,551)          7,127         (11,663)
        Cumulative effect of change in
          accounting principle, net of
          tax                                           --            (490)             --              --              --
                                                ----------      ----------      ----------      ----------      ----------
        Net (loss) income (2)                   $   (8,761)        (75,607)        (19,551)          7,127         (11,663)
                                                ==========      ==========      ==========      ==========      ==========
(Loss) earnings per common share, basic:

    (Loss) income before cumulative
      effect of change in accounting
      principle                                 $     (.57)          (3.66)           (.97)            .34            (.56)
    Cumulative effect of change in
      accounting principle                              --            (.02)             --              --              --
                                                ----------      ----------      ----------      ----------      ----------
    Net (loss) earnings per common
      share, basic                              $     (.57)          (3.68)           (.97)            .34            (.56)
                                                ==========      ==========      ==========      ==========      ==========

(Loss) earnings per common share, diluted:
    (Loss) income before cumulative
      effect of change in accounting
      principle                                 $     (.57)          (3.66)           (.97)            .32            (.56)
    Cumulative effect of change in
      accounting principle                              --            (.02)             --              --              --
                                                ----------      ----------      ----------      ----------      ----------
    Net (loss) earnings per common
      share, diluted                            $     (.57)          (3.68)           (.97)            .32            (.56)
                                                ==========      ==========      ==========      ==========      ==========
U.S. GAAP insurance ratios:

    Claims ratio                                      93.6%          127.2%           94.7%           67.4%           93.7%
    Expense ratio                                     32.3            45.4            31.6            32.0            39.0
                                                ----------      ----------      ----------      ----------      ----------
    Combined ratio                                   125.9%          172.6%          126.3%           99.4%          132.7%
                                                ==========      ==========      ==========      ==========      ==========

                                                                               As of December 31
                                                      ------------------------------------------------------------------
                                                         2002          2001          2000          1999          1998
                                                      ----------    ----------    ----------    ----------    ----------
                                                            (Dollar amounts in thousands, except per share data)
Balance Sheet Data:

Investments                                           $  114,974       180,678       246,185       245,180       210,989
Premiums receivable                                   $    3,684        21,242        25,471        25,432        14,885
Reinsurance balances receivable                       $   31,623        62,303        54,495         3,254         2,393
Ceded unpaid claims and claim adjustment expense      $   46,802        65,571        37,703        37,299        35,030
Ceded unearned premiums                               $      179        21,822        45,995        23,149        22,388
Deferred policy acquisition costs                     $    1,674         3,188         2,302        14,928        11,320
Goodwill                                              $      609         3,469        22,797        18,351        17,058
Total assets                                          $  214,389       379,218       475,043       395,648       345,590
Unpaid claims and claim adjustment expenses           $  143,271       181,059       164,160       132,814       136,798
Unearned premiums                                     $    8,580        47,974        72,578        82,220        63,602
Note payable                                          $    3,700        10,800        16,000        18,000        18,000
Funds held under reinsurance agreements               $       --        47,784        47,850            --            --
Total liabilities                                     $  171,784       326,671       351,938       257,949       240,106
Redeemable Preferred Stock                            $   28,358        25,030            --            --            --
Shareholders' equity                                  $   14,247        27,516       123,104       137,699       105,484
Shareholders' equity assuming conversion of
  Preferred Stock(3)                                  $   38,473        49,085            --            --            --
Shareholders' equity per share, assuming
  conversion of Preferred Stock(3)                    $     1.34          1.71          4.50          5.08          5.05
Shareholders' equity assuming redemption of
  Preferred Stock(4)                                  $    3,853        14,465        91,484       106,079            --
Shareholders' equity per share, assuming
  redemption of Preferred Stock(4)                    $      .18           .68          4.32          5.07            --


    (1) Excludes premiums of $1,727,000 in 2002, $16,627,000 in 2001,
        $26,973,000 in 2000, $58,137,000 in 1999, and $47,588,000 in 1998 from the Company's fronting arrangements, the commercial automobile plans of Arkansas, California, Louisiana, Mississippi, and Pennsylvania under which the Company was a servicing carrier and the reinsurance arrangement in Florida whereby MGAI premiums are ceded to a non-affiliated reinsurer and assumed by General Agents.

    (2) Includes after tax net realized gains (losses) from securities transactions of $1,352,000, $2,822,000, $(1,258,000), $400,000, and
        $457,000 for 2002, 2001, 2000, 1999, and 1998, respectively.

    (3) Based on shares of Common Stock outstanding of 28,703,069, 28,703,069, 27,369,736, 27,119,833 and 20,896,563 at the end of 2002, 2001, 2000,
        1999 and 1998, respectively. Common Stock outstanding at December 31, 2002, 2001, 2000 and 1999 assumes conversion of the Series A Preferred stock that was issued in the 1999 GMSP transaction. Common Stock outstanding at December 31, 2002 and 2001 assumes conversion of the Series B Preferred Stock that was issued in the transactions with Robert
        W. Stallings in 2001. See Note (7) of Notes to Consolidated Financial Statements.

    (4) Based on 21,169,736 shares of Common Stock outstanding at the end of 2002, 2001 and 2000 and 20,919,833 shares at the end of 1999. See Note
        (7) of Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

    The discussion and analysis of the Company's financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates under different assumptions or conditions.

    Critical accounting policies are defined as those that are reflective of significant judgements and uncertainties, and potentially result in materially different results under different assumptions and conditions. The Company's critical accounting policies are described below. For a detailed discussion on the application of these and other accounting policies see Note (1) of the Notes to Consolidated Financial Statements.

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

    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("Statement 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("Statement 142"). Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("Statement 121").

    The Company adopted the provisions of Statement 141 effective July 1, 2001 and Statement 142 effective January 1, 2002. The adoption of Statement 141 had no impact on the consolidated financial statements. The adoption of Statement 142 will result in the Company no longer amortizing the remaining goodwill.

    The remaining $609,000 of goodwill is associated with the 1998 acquisition of the Lalande Group and reflects a value no less than the estimated fair valuation levels of combined agency and claims handling operations of this type in the personal automobile marketplace.

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

    Ultimate liability may be greater or lower than current reserves. Reserves are monitored by the Company using new information on reported claims and a variety of statistical techniques. The reserves are reviewed annually by an outside actuarial firm. The Company does not discount to present value that portion of its claim reserves expected to be paid in future periods. Beginning in the third quarter of 2002 and for each quarter thereafter, the Company set reserves equal to the selected reserve estimate as established by an outside actuarial firm. Formerly management set reserves based upon its actuarial analysis.

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

ACCOUNTING PRONOUNCEMENTS

    In March 2003, the Financial Accounting Standards Board announced it expects to issue the proposed limited-scope statement "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity", in the second quarter of 2003. This statement would require redeemable preferred stock to be classified as a liability and any related accretion of discount and accrued dividends to be charged to the results of operations. If this statement is adopted as proposed, the Company would record all series of preferred stock as liabilities and would record the related accretion of discount and accrued dividends as charges to Results of Operations. For 2002 the accretion of discount on redeemable preferred stock was $2,657,000 and the dividends accrued were $670,774. Under this proposed statement these amounts would be recorded as charges to Results of Operations, and we anticipate an increase in the deferred tax valuation allowance equal to the related deferred tax benefit.

    In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on the Company's financial statements.

    In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." This Statement amends FASB Statement No. 123, "Accounting for Stock Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

    In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect of the Company's financial statements.

    In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("Statement 146"). The provisions of Statement 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of Statement 146 is not expected to have a material effect on the Company's consolidated financial position or result of operations.

    In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement 144"), establishing financial accounting and reporting for the impairment or disposal of long-lived assets. Statement 144 is effective for fiscal years beginning after December 15, 2001. Pursuant to Statement 144 the discontinuance of commercial lines was not reported as discontinued operations. The Company believes that the adoption of Statement 144 will have no other effect on the Company's financial position or results of operation.

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

BUSINESS OPERATIONS

    In 2002 the Company recorded a net loss of $8,761,087, or $0.57 per share (basic), primarily due to unfavorable claims experience and goodwill impairment. The Company continues to proceed in an orderly fashion with its exit from commercial lines. The loss of $75,607,047, or $3.68 per share (basic) recorded in 2001 was primarily a result of unfavorable claims experience, goodwill impairment and a valuation allowance for deferred Federal income taxes. On February 7, 2002, the Company announced its plans to discontinue writing commercial lines insurance due to continued adverse claims development and unprofitable results. In 2000 the Company recorded a net loss of $19,551,365, or $.97 per share (basic), primarily as a result of significant unfavorable claims experience in the commercial auto liability line of business. The Company materially increased the ultimate estimated liabilities for the line and entered into a reinsurance agreement, effective December 31, 2000, that provides significant additional protection in the event of further adverse reserve development. Additionally, the Company has reinsured the run-off of this business in 2001. The Company recorded U.S. GAAP combined ratios of 125.9% in 2002, 172.6% in 2001 and 126.3% in 2000.

    Discontinuance of Commercial Lines and Redeployment of Capital

    Discontinuance of Commercial Lines. On February 7, 2002, the Company announced its decision to cease writing its primary line of business, commercial insurance, due to continued adverse claims development and unprofitable results. The Company notified all of its commercial lines agents of its intent to cancel their agency contracts and notified all states, where required by statute, of its intent to cease writing commercial lines of insurance in their state. The discontinuance of writing commercial lines will likely result in the Company ceasing to be approved to write insurance in a number of states.

    By December 31, 2002, the Company had non-renewed 86% of its in-force policies. The remaining 14% are scheduled to be non-renewed in the first half of 2003 as the applicable policies expire. Concurrently, the Company continued to settle and reduce its inventory of commercial lines claims. At year-end 2002, there were 1,062 claims associated with our overall runoff book outstanding, compared to 1,720 a year earlier. As a result, approximately $68.5 million of unprofitable commercial business premium is being eliminated over the course of 2002 and 2003, with continuing reductions in the cost structure of the Company. Due to the long tail nature of these claims, the Company anticipates it will take a substantial number of years to complete an orderly adjustment and settlement process with regard to existing claims and any additional claims it receives in the future from its past business writings. The Company's commercial lines business segment produced approximately $11,992,000 in gross premiums written in 2002. In the course of reducing its employee count, in the first quarter of 2003 the Company outsourced certain of its information technology operations related to the run-off of its commercial lines to an unaffiliated third party provider with which Richard A. Laabs, a former senior executive of the Company, and three other former employees of the Company are affiliated.

    On August 12, 2002, the Company announced its decision to put itself in a position to exit its remaining active insurance business, personal auto, in as orderly and productive a fashion as possible. In June 2002, the Company entered into a letter of intent to sell its Miami, Florida based operation, the Lalande Group, to an unaffiliated party. In September 2002 negotiations in respect of the possible transaction were terminated. In conjunction with this process, the Company evaluated the related goodwill and recorded an impairment of approximately $2.9 million during the second quarter 2002. The remaining goodwill as of December 31, 2002 is $609,000 and is related to the 1998 acquisition of the Lalande Group. Operationally, the Company implemented rate increases and other measures to enhance the profit potential of this business in 2003 and its future strategic direction, which could include the expansion, contraction or disposition of the business.

    The Company anticipates a lengthy period of transition as it lessens its exposure to the insurance industry. During the transition process, the Company may consider the sale of additional subsidiaries associated with that business. The Company intends to redeploy capital no longer required by its insurance business, once it becomes available, to pursue other opportunities in the future that offer a better prospect for profitability. The Company believes that suitable capital redeployment opportunities should be available after the capital no longer required by its insurance business becomes available, but cannot predict the amount of capital that will ultimately be available for redeployment, the timing or the nature of the opportunities that may be available at the time capital becomes available. The opportunities may be outside of the insurance business and could be in the financial services business.

    Sale of GAINSCO County Mutual

    On December 2, 2002, the Company completed the sale and transfer of the management contract controlling GAINSCO County Mutual Insurance Company ("GCM") to an affiliate of Liberty Mutual Insurance Company ("Liberty"), for a purchase price of up to $10 million, of which $1 million was paid at closing and the balance is payable in contingent payments through September 2009. The $9 million total of future payments would be payable $3 million in September 2003 and $1 million each year thereafter through September 2009. Each payment is contingent on there being no material adverse change in the regulatory treatment of GCM specifically, or county mutuals generally, from legislative or regulatory administrative actions prior to the applicable payment date. Legislation has been introduced in the current session of the Texas Legislature ending June 2, 2003 which, depending upon whether or in what form it is ultimately adopted, could prejudice the rights of the Company to receive some or all of the future payments from Liberty. Following the closing, the surplus of GCM, which was approximately $3,182,000, remained as a part of the combined statutory policyholders' surplus of the Company. Pursuant to a 100% quota share reinsurance agreement (the "General Agents Reinsurance Agreement") entered into at closing among GCM and GAINSCO's subsidiaries, General Agents Insurance Company of America, Inc. ("General Agents") and MGA Agency, Inc., and certain other arrangements, the Company retained all assets and liabilities associated with GCM's past, present and runoff commercial insurance business. The Company made a number of representations, warranties and covenants in the acquisition agreement and generally indemnifies Liberty for any losses incurred resulting from (i) breaches of representations, warranties or covenants of the Company;
(ii) employee benefit plan obligations of GCM relating to pre-closing periods;
(iii) tax obligations of GCM relating to pre-closing periods; (iv) all liabilities of GCM, to the extent that they result from conditions or circumstances arising or events occurring before the Closing, subject to certain exceptions; (v) all insurance claims, liabilities and obligations of GCM that are not reinsured pursuant to the General Agents Reinsurance Agreement or certain insurance fronting programs between GCM and Metropolitan Property & Casualty Insurance Company and Omni Insurance Company, respectively; and (vi) any and all insurance claims, liabilities and obligations of General Agents under the General Agents Reinsurance Agreement. GCM did not have any employees or employee benefit plans. The Company made a $500,000 prepayment of outstanding bank debt from the closing proceeds of the transaction.

    Sale of Office Building; New Office Leases

    The Company sold the office building at 500 Commerce Street in Fort Worth, Texas, where the Company's principal executive offices and commercial insurance operations were located, to an unaffiliated third party for $5 million on August 30, 2002. The Company recorded a gain of $455,056 from this transaction. As a result, the Company leased new office space to house its principal executive offices and commercial insurance operations.

    In August 2002, the Company entered into an office lease for approximately 8,352 square feet of space in Fountain Place, 1445 Ross Avenue, Suite 5300, Dallas, Texas, to house the Company's executive offices. This address is the Company's new registered address. The lease is for a term of four years, although the Company has the right to terminate the lease at its option at the end of 2005 upon payment of a termination fee of approximately $29,000. The annual rental expense is approximately $175,500. The lessor is Crescent Real Estate Funding X, L.P., an affiliate of Crescent Real Estate Equities Company, a Texas real estate investment trust f/k/a Crescent Real Estate Equities, Inc. ("Crescent"). Robert W. Stallings, GAINSCO's Chairman of the Board, became a member of the Board of Trust Managers of Crescent in May 2002, and John C. Goff, a member of GAINSCO's board of directors (the "Board"), is the Chief Executive Officer and Vice Chairman of the Board of Trust Managers of Crescent. Mr. Goff is deemed to be the beneficial owner of 3,630,248 common shares of Crescent, comprising 3.4% of the beneficial ownership of such shares. Mr. Stallings is deemed to be the beneficial owner of 22,000 common shares of Crescent, comprising less than 1% of the beneficial ownership of such shares. The management of the Company believes that the terms of the Company's lease with Crescent are no less favorable to GAINSCO than those offered to other tenants by Crescent or than GAINSCO could obtain for comparable space from unaffiliated parties.

    In July 2002 the Company also entered an office lease with an unaffiliated third party for 10,577 square feet of space at 5400 Airport Freeway, Suite A, Fort Worth, Texas, to house the Company's commercial insurance operations. The lease is for a term of five years, although the Company may terminate the lease at its option after the expiration of three years. The annual base rental expense is $105,770.

    Executive Severance Agreements

    Because of their importance to the Company, in August 2002 the Company entered into executive severance agreements with two senior executives, Richard
M. Buxton and Daniel J. Coots. The agreements generally provide that the Company shall pay the executive, upon termination of the employment of the executive by the Company without cause or by the executive with good reason during the term of the agreement, a lump sum severance amount equal to the base annual salary of the executive as of the date that the executive's employment with the Company ends. The current base annual salaries of Mssrs. Buxton and Coots are $170,000 and $155,000, respectively. The executive severance agreements do not supersede the change in control agreements or any other severance agreements the employees may have with the Company. Richard A. Laabs, a former senior executive of the Company, also entered into an executive severance agreement with the Company in August 2002, but did not receive any severance payments pursuant to such agreement when he resigned his employment with the Company in January 2003.

    Retention Incentive Agreements

     The Company entered into retention incentive agreements with sixteen of its employees, three of whom are officers of the Company. Each of the retention incentive agreements generally requires that the Company pay the applicable employee an amount based upon the employee's annual base salary, less amounts owed by the Company to the employee pursuant to any change in control or severance agreements the employee may have with the Company. The Company's obligation to make payments under each retention incentive agreement is conditioned upon the employee remaining in the employ of the Company through a specified date, unless terminated earlier by the Company without cause or by the employee with good reason. The Company could be obligated to make up to an aggregate of approximately $793,000 in payments under the retention incentive agreements. Other than Jackiben N. Wisdom (who was not one of the five most highly compensated employees of the Company at the time he entered into his retention incentive agreement), none of the five most highly compensated employees of the Company are parties to the retention incentive agreements.

    Separation Agreement

    In December 2002, McRae B. Johnston, the President - Personal Lines Division of the Company, resigned his employment with the Company and each of its subsidiaries other than MGA Insurance Company, Inc. ("MGAI"), where Mr. Johnston remained employed until March 1, 2003. The Company and Mr. Johnston entered into separation agreements and releases (the "Release Agreements") pursuant to which the Company and Mr. Johnston each mutually released the other from obligations under the stock purchase agreement and employment contract between the Company and Mr. Johnston and generally from any and all other claims that each otherwise may have had against the other. The Company paid Mr. Johnston an aggregate of $400,000 pursuant to the Release Agreements. Mr. Johnston also entered into a one-year Consulting Agreement with MGAI effective after the conclusion of his employment with MGAI on March 1, 2003 pursuant to which MGAI will pay Mr. Johnston an aggregate of $200,000 to be made in four equal payments of $50,000 each in March, June, September and December of 2003.

    Tri-State Acquisition and Sale

    On January 7, 2000, the Company expanded its personal lines business conducted through the Lalande Group through the acquisition of Tri-State, Ltd. ("Tri-State"), an insurance operation specializing in underwriting, servicing and claims handling of nonstandard personal auto insurance in Minnesota, North Dakota and South Dakota. Tri-State owned and operated a managing general agency, a motor vehicle driving records service company and an insurance subsidiary, Midwest Casualty Insurance Company ("MCIC") that had policyholders' surplus of approximately $3,034,000. The purchase price consideration consisted of $6,000,000 in cash at closing plus additional cash payments of $1,200,000 and $1,600,000 paid in July 2000 and January 2001, respectively. On August 31, 2001, the Company sold all of the stock of Tri-State to Herbert A. Hill for a cash price of $935,000. Mr. Hill is the President and a former owner of Tri-State. The Company retained MCIC, which had policyholders' surplus of approximately

$2,965,000 at December 31, 2002 and $3,078,000 at December 31, 2001. MCIC is to
be liquidated on March 31, 2003 and all of its assets, liabilities and equity are to be transferred to General Agents.

    Transactions with Goff Moore Strategic Partners, L.P.

    1999 GMSP Transaction. On October 4, 1999, the Company sold to Goff Moore Strategic Partners, L.P. ("GMSP"), for an aggregate purchase price of $31,620,000, (i) 31,620 shares of Series A Preferred Stock, which are convertible into 6,200,000 shares of Common Stock at a conversion price of $5.10 per share (subject to adjustment for certain events), (ii) the Series A Warrant to purchase an aggregate of 1,550,000 shares of Common Stock at an exercise price of $6.375 per share and expiring October 4, 2004 and (iii) the Series B Warrant to purchase an aggregate of 1,550,000 shares of Common Stock at an exercise of $8.50 per share and expiring October 4, 2006. At closing the Company and its insurance company subsidiaries entered into Investment Management Agreements with GMSP, pursuant to which GMSP manages their respective investment portfolios. Completion of these transactions (the "1999 GMSP Transaction") concluded the strategic alternatives review process that the Company initiated in 1998. Proceeds from the 1999 GMSP Transaction were available for acquisitions, investments and other corporate purposes.

    2001 GMSP Transaction. On March 23, 2001, the Company consummated a transaction with GMSP (the "2001 GMSP Transaction") pursuant to which, among other things, the Company issued shares of its newly created Series C Preferred Stock to GMSP in exchange for an aggregate purchase price of $3.0 million in cash.

    The annual dividend rate on the Series C Preferred Stock is 10% until March 23, 2004 and 20% thereafter. Unpaid dividends are cumulative and compounded. The Series C Preferred Stock is redeemable at the Company's option after March 23, 2006 and at the option of the majority holders after March 23, 2007 at a price of $1,000 per share plus accrued and unpaid dividends. The Series C Preferred Stock is not convertible into Common Stock.

    The agreement with GMSP in connection with the 2001 GMSP Transaction was conditioned upon the following changes in the securities currently held by GMSP. The exercise prices of the Series A Warrant and the Series B Warrant held by GMSP were amended to $2.25 per share and $2.5875 per share, respectively. Each of these warrants provides for the purchase of 1,550,000 million shares of Common Stock, subject to adjustment. Further, the Company is required to redeem the outstanding shares of its Series A Preferred Stock on January 1, 2006, subject to certain conditions, at a price of $1,000 per share plus accrued and unpaid dividends. Any Series A Preferred Stock unredeemed for any reason after that date would accrue interest, payable quarterly at a rate equal to eight percent per year with any unpaid interest compounded annually. The Series A Preferred Stock is convertible into 6,200,000 shares of Common Stock at a conversion price of $5.10 per share and, should the Company pay dividends on its Common Stock, the Series A Preferred Stock would be entitled to dividends as if converted into Common Stock.

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

    2002 Amendment to Investment Management Agreements. In August 2002, the Company entered into an amendment to its Investment Management Agreements with GMSP. See "Transactions with Goff Moore Strategic Partners, L.P. - 1999 GMSP Transaction." The amendment reduces, effective as of October 1, 2002, the minimum aggregate monthly payment owed by the Company to GMSP from $75,000 to $63,195 (with respect to each calendar month from October 2002 through September
2003), $53,750 (with respect to each calendar month from October 2003 through September 2004), and $45,417 (with respect to each calendar month after September 2004). The amendment also changes the date upon which either party to each of the investment management agreements can terminate such agreements at its sole option from October 4, 2002 to September 30, 2005.

    Transactions with Robert W. Stallings

    On March 23, 2001, the Company consummated a transaction with Mr. Stallings (the "Stallings Transaction") pursuant to which, among other things, the Company issued shares of its newly created Series B Preferred Stock and a warrant to purchase an aggregate of 1,050,000 shares of Common Stock at $2.25 per share and expiring March 23, 2006 in exchange for an aggregate purchase price of $3 million in cash. The annual dividend provisions and the redemption provisions of the Series B Preferred Stock are the same as those for the Series C Preferred Stock. The Series B Preferred Stock is convertible into Common Stock at $2.25 per share. Subject to adjustment for certain events, the Series B Preferred Stock is convertible into a maximum of 1,333,333 shares of Common Stock. Mr. Stallings also entered into a Consulting Agreement pursuant to which he provides consulting services (including strategic planning advice, analysis of the subsidiaries' performance in various sectors of their respective business and recommendations for growth strategies and opportunities for new markets and products) to the Company's insurance subsidiaries for a period of five (5) years ending on March 22, 2006 for $300,000 per annum. Mr. Stallings was elected non-executive Vice Chairman of the Board and a director of the Company, and on September 6, 2001, he was elected non-executive Chairman of the Board.

    Reinsurance Transaction

    Effective December 31, 2000, the Company entered into a quota share reinsurance agreement whereby the Company ceded 100% of its commercial auto liability unearned premiums and 50% of all other commercial business unearned premiums at December 31, 2000 to a non-affiliated reinsurer. For policies with an effective date of January 1, 2001 through December 31, 2001, the Company entered into a quota share reinsurance agreement whereby the Company ceded 20% of its commercial business to a non-affiliated reinsurer. Also effective December 31, 2000, the Company entered into a reserve reinsurance cover agreement with a non-affiliated reinsurer. This agreement reinsures the Company's ultimate net aggregate liability in excess of $32,500,000 up to an aggregate limit of $89,650,000 for net commercial auto liability losses and loss adjustment expense incurred but unpaid as of December 31, 2000. The Company established a reinsurance balance receivable and a liability for funds held under reinsurance agreements for the reserves transferred at December 31, 2001. Also in connection with this agreement, the Company was required to maintain assets in a trust fund with a fair value at least equal to the funds held liability. The trust fund was established during the third quarter of 2001 and at December 31, 2001 the assets in the trust had a fair value of $49,553,698. Because the Company's statutory policyholders' surplus fell below certain levels specified in the agreement, the reinsurer had the option to direct the trustee to transfer the assets of the trust to the reinsurer. On March 29, 2002, the reinsurer exercised this option and the trust assets were transferred to the reinsurer. As a result, investments and funds held under reinsurance agreements were reduced by approximately $44,000,000. The Company recorded a realized gain of approximately $486,000 as a result of the transfer. The reinsurer continues to be responsible for reimbursing the Company for claim payments covered under this agreement.

RESULTS OF OPERATIONS

     The discussion below primarily relates to the Company's insurance operations, although the selected consolidated financial data appearing elsewhere is on a consolidated basis. The expense Item "Underwriting and operating expenses" includes the operating expenses of GNAC.

    Gross premiums written in the 2002 year were 62% below 2001 and the 2001 year was 30% below 2000 year. The Company's decision in the first quarter of 2002 to discontinue writing commercial lines is primarily the reason for the decrease in 2002. The Company's decision in the fourth quarter of 2000 to cease writing certain identified non-profitable commercial trucking business is the primary reason for the decrease in 2001. The following table compares the major product lines between the years for gross premiums written:

                                                                        Years ended December 31
                                            -------------------------------------------------------------------------------
                                                       2002                       2001                        2000
                                            -----------------------     -----------------------     -----------------------
                                                                     (Dollar amounts in thousands)
     Gross Premiums Written:
          Commercial Lines                  $   11,992           27%    $   68,499           58%    $  113,354           67%
          Personal Lines                        32,231           73         48,684           42         54,932           33
                                            ----------     --------     ----------     --------     ----------     --------
                                            $   44,223          100%    $  117,183          100%    $  168,286          100%
                                            ==========     ========     ==========     ========     ==========     ========
     Policies in Force (End of Period)          26,074                      64,797                      87,048

    COMMERCIAL LINES decreased 82% in 2002 and 40% in 2001. The Company's decision to discontinue writing commercial lines insurance due to continued adverse claims development and unprofitable results in the first quarter of 2002 is the reason for the decrease in 2002. In 2001 commercial auto contributed 30 points to the decrease for the reason mentioned previously and general liability line contributed 6 points to the decrease.

    PERSONAL LINES decreased 34% in 2002 and 11% in 2001. The decrease in 2002 was primarily related to the Company's decision to discontinue writing nonstandard personal auto outside of Florida and to discontinue writing personal umbrella. Also contributing was the fact that most nonstandard personal auto policies written in 2002 were six month policies, whereas in 2001 a significant amount were twelve month policies, see below. The decrease in 2001 from 2000 was primarily a result of the Florida nonstandard personal auto business. The Company began a transition during 2001 to write a majority of the nonstandard personal auto business on six month policies instead of twelve month policies as had been done in the past. This accounts for a significant portion of the decrease in writings in 2001. This decision gives the Company greater flexibility in managing the business.

    For 2002 gross premiums written percentages by significant product line are as follows: personal auto (72%), commercial auto (16%) and general liability (10%) with no other product line comprising 5% or more. Net premiums earned decreased 12% primarily as a result of the decision to discontinue writing commercial lines. The decrease was less than the decrease in written premiums primarily due to the absence of commercial and personal quota share reinsurance in 2002. Net premiums earned decreased 55% in 2001 primarily as a result of the commercial quota share reinsurance agreements and exiting certain commercial trucking business.

    Net investment income decreased 47% and 43% in 2002 and 2001, respectively. The decrease in 2002 was primarily attributed to the decline in investments, short-term investments comprising a significantly greater portion of investments and the decline in interest rates. For 2001, the Company entered into a reserve reinsurance cover agreement with a non-affiliated reinsurer. This agreement required the Company to maintain a funds held liability and to increase this liability at an annual interest rate of 7.5%. This resulted in a charge to investment income of $3,650,417 during 2001.

    The Company recorded net realized capital gains of $2,048,848 and $4,275,192 in 2002 and 2001, respectively, versus net realized capital losses of $1,906,911 in 2000. During 2002, the Company reduced the carrying value of a non-rated commercial mortgage backed security to $0 resulting in a write down of $2,010,670 (recorded as a realized loss in the statement of operations) as a result of a significant increase in the default rate in the underlying commercial mortgage portfolio, which has disrupted the cash flow stream sufficiently to make future cash flows unpredictable. This write-down was offset by net realized gains of $3,604,462 recorded from the sale of various bond securities and other investments in 2002 and the gain of $455,056 recognized from the sale of the home office building. The losses recorded in 2000 were the result of restructuring the portfolio into higher taxable equivalent yields.

    Insurance services revenues increased $3,957,583 in 2002 over 2001, primarily as a result of amortization of deferred reinsurance recoveries from claim payments under the reserve reinsurance cover agreement mentioned previously. For 2002, $4,082,469 was recorded which represents the reserve development under the reserve reinsurance cover agreement. In 2001 $1,112,469 was recognized under the reserve reinsurance agreement. Amortization is based upon claims recovered from the reinsurer in relation to the amount of the reinsured layer under the reserve reinsurance cover agreement. Insurance service revenues decreased $727,443 in 2001 from 2000. The decrease was primarily a result of the decrease in service revenues in the Lalande Group.

    Claims and claim adjustment expenses ("C & CAE") decreased $31,012,337 in 2002 from 2001 and decreased $56,013,096 in 2001 from 2000. The C & CAE ratio was 93.6% in 2002, 127.2% in 2001 and 94.7% in 2000. The decrease in the C & CAE ratio in 2002 is primarily due to smaller increases in estimated ultimate liabilities recorded in 2002 for commercial lines than was recorded in 2001. The C & CAE ratio in 2001 was above the 2000 level primarily because of continued adverse development in commercial lines. The Company began to cease writing new policies in the trucking portion of this line of business in the fourth quarter of 2000. Reinsurance agreements were in place effective December 31, 2000 that are expected to minimize future adverse results from this line of business. Under the reserve reinsurance cover agreement approximately $3,855,000 of C & CAE as of December 31, 2002 will ultimately be amortized as a deferred gain on reinsurance arrangements in future periods. In accordance with U.S. GAAP, the reinsurance recoveries from these reserve increases are recorded as deferred revenue and not immediately recognized as reductions to C & CAE. Recognition of this deferred revenue item occurs through insurance service revenues in the future based upon claims recovered from the reinsurer in relation to the total amount of the reinsured layer under the reserve reinsurance cover agreement. With regard to environmental and product liability claims, the Company has an immaterial amount of exposure. The Company does not provide environmental impairment coverage and excludes pollution and asbestos related coverages in its policies. The Company's premium writings for product liability coverages are immaterial. Inflation impacts the Company by causing higher claim settlements than may have originally been estimated. Inflation is implicitly reflected in the reserving process through analysis of cost trends and review of historical reserve results.

    The ratio of commissions and the change in deferred policy acquisition costs and deferred ceding commission income to net premiums earned is 18% in 2002, 21% in 2001 and 22% in 2000. The progressive decrease in this ratio is primarily due to the shift in the mix of business to nonstandard personal auto which has lower acquisition expenses than commercial lines.

    Commissions are comprised of commission expenses (which vary with gross premiums written), offset by commission income, (which varies with ceded premium written). Commission expenses are paid to agents to produce the business for the Company. Commission income is received by the Company from reinsurers as compensation to the Company for business the Company cedes to the reinsurers. Commissions decreased in 2002 and in 2001 as a result of the decrease in gross premiums written discussed previously.

    Change in deferred policy acquisition costs ("DPAC") and deferred ceding commission income ("DCCI") represents the change during the period in the asset "Deferred policy acquisition cost". This asset item is comprised of commission expenses, premium taxes and certain marketing and underwriting expenses which are deferred, offset by commission income received from reinsurers, which is also deferred. This net asset DPAC is amortized into the results of operations through "Change in deferred policy acquisition costs and deferred ceding commission income", as the underlying gross premiums written and ceded premiums written are earned. Change in DPAC and DCCI resulted in a charge in 2002 of $1,513,880, a credit in 2001 of $886,282 and a charge in 2000 of $12,638,482.
The charge in 2002 is primarily attributable to the amortization of previous DPAC and DCCI exceeding DPAC and DCCI incurred for 2002 as a result of the decision to discontinue writing commercial lines in 2002. The credit in 2001 is primarily the result of the DPAC and DCCI incurred in 2001 exceeding the amortization of previous DPAC and DCCI. The amortization of previous DPAC and DCCI included a significant amount of DCCI from the 2000 year (see below). The charge in 2000 is primarily the result of a significant amount of DCCI received in 2000 from a quota share reinsurance agreement whereby the Company ceded 100% of its commercial auto liability unearned premiums and 50% of all other commercial business unearned premiums.

    Interest expense from the note payable decreased in 2002 and 2001 as a result of principal payments on the note and lower interest rates. The Company paid principal amounts of $7,100,000, $5,200,000 and $2,000,000 in 2002, 2001
and 2000, respectively.

    There is no amortization expense in 2002 due to the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (see Note 1(h) of Notes to Consolidated Financial Statements). Amortization of goodwill decreased in 2001 as a result of the sale of Tri-State and the second quarter 2001 write-off of its goodwill.

    Underwriting and operating expenses were down 45% in 2002 but were up 12% in 2001. The decrease for 2002 was primarily due to expense reductions implemented as a result of the decision to discontinue writing commercial lines. The increase for 2001 was the result of the Company recording a provision for potentially uncollectible reinsurance balances receivable of $2,653,597. Without this provision underwriting and operating expenses were down 4% primarily as a result of a decrease in personnel costs.

    Goodwill impairment in 2002 is a result of the Company positioning itself for an exit from the personal auto business in the second quarter of 2002 and the consideration of a sale of the Lalande Group. A re-evaluation of goodwill for the Lalande Group was made during this period and an additional impairment of $2,859,507 was recorded. This re-evaluation was based upon market indications of value contained in a proposal from a potential acquiror and upon the uncertainty of achieving value levels. Goodwill impairment in 2001 was a result of the Company's decision to no longer pursue a long-term geographic expansion strategy in personal automobile beyond that of its core operation in Florida and to sell its Tri-State agency subsidiary. See "BUSINESS OPERATIONS - Tri-State Acquisition and Sale". Tri-State was acquired by the Company in the first quarter of 2000 and failed to achieve profitability during the Company's ownership. Because of the profitability issues surrounding the Lalande Group, (see below), it was decided in the second quarter of 2001 to sell Tri-State to its former owner so the Company could focus all of the personal auto efforts solely on the Lalande Group. As a result the remaining goodwill associated with the Tri-State acquisition was written off in the second quarter of 2001. In December 2001 the Company recorded an impairment of $13,360,603 on the goodwill associated with the 1998 acquisition of the Lalande Group. The Lalande Group was acquired by the Company in the fourth quarter of 1998, it produced a small profit in 1999, but in 2000 it produced a loss. At the end of 2000 the Company was expecting a significant improvement and profitability from the Lalande Group in 2001. During 2001 the Company continued to implement actions throughout the year to return this business to profitability. While results in 2001 showed improvement, they remained unprofitable. In the fourth quarter of 2001 the Company concluded that the value of this operation was significantly below what the Company had paid and accordingly recorded the impairment against goodwill based upon then current estimated market valuation levels of agencies in the personal auto marketplace.

    The Company recognized a current tax benefit of $2,607,796 during the third quarter of 2002 as a result of a carry back of alternative minimum tax losses. A change in the tax law during 2002 extended the carry back period for losses to offset income in earlier periods. As a result, the Company was entitled to a tax refund which it received in October 2002. The Company recorded deferred tax expense during the first quarter of 2002 due to an increase in the deferred tax asset valuation allowance, as a result of excluding the effects of unrealized gains in the deferred tax asset. The Federal income tax expense for 2001 is a result of the Company recording a valuation allowance of $31,534,712 against its deferred Federal income tax asset offset by the income tax benefit generated by the net loss from operations. Establishing the valuation allowance was necessary because of the uncertainty of future profitability levels. The Company does not lose the right to utilization of its net operating loss carry forwards for Federal income tax purposes in the future. For 2000 the Company generated a current tax benefit, with an effective tax benefit rate of 37%, as a result of a net loss from operations. While the Company produced a loss in 2000, at the end of 2000 the Company projected earnings in 2001 with subsequent increases each year thereafter. During 2001 the Company continued to implement actions to return to profitability, both in commercial lines and the personal lines. However, earnings in 2001 did not materialize and in the first quarter of 2002 the Company announced it was discontinuing the writing of its largest line of business, commercial lines, due to continued adverse claims development and unprofitable results. At that time the prospects for significant profits in personal lines, its only remaining line of business, were unclear. Because the Company had no near-term expectation of profitable results, it was necessary to fully reserve the deferred tax asset due to uncertainty of future profitable results which could utilize this asset. In 2002 the Company continued to record unprofitable results and has no expectation of significant profits at this time. A reconciliation between income taxes computed at the Federal statutory rates and the provision for income taxes is included in Note (6) of Notes to Consolidated Financial Statements.

    The cumulative effect of change in accounting principle recorded in 2001 was a result of EITF 99-20, which became effective April 1, 2001. This amount represents the write down of an investment that was considered temporarily impaired and was written down in the first quarter of 2001 through accumulated other comprehensive income. EITF 99-20 changed the definition of impairment which resulted in this asset being reclassified as an impairment other than temporary which requires recognition through the statement of operations.

LIQUIDITY AND CAPITAL RESOURCES

Parent Company

    GAINSCO, INC. ("GNAC") is a holding company that provides administrative and financial services for its wholly owned subsidiaries. GNAC needs cash for: (1) principal and interest on its bank note payable, (2) administrative expenses, and (3) investments. The primary sources of cash to meet these obligations are statutory permitted payments from its insurance subsidiaries, including (1) dividend payments, (2) surplus debenture interest payments, and (3) tax sharing payments. Statutes in Oklahoma and North Dakota restrict the payment of dividends by the insurance company subsidiaries to the available surplus funds. The maximum amount of cash dividends that each subsidiary may declare without regulatory approval in any 12-month period is the greater of net income for the 12-month period ended the previous December 31 or ten percent (10%) of policyholders' surplus as of the previous December 31. In December 2002 MCIC (the North Dakota subsidiary) declared and paid dividends to GNAC of $300,000. On March 20, 2003, General Agents (the Oklahoma subsidiary) paid dividends to GNAC of $3,878,000, based on its surplus amounts at December 31, 2002. GNAC believes the cash dividends from its insurance subsidiaries should be sufficient to meet its expected obligations for 2003.

    The Company had Federal income tax net operating loss carry forward tax benefits at December 31, 2002 of $23,017,524 that could be applied against any future tax expense of the Company, subject to certain limitations. Thus, the Company does not currently require funds to satisfy Federal income tax obligations.

    GNAC entered into an amendment dated as of February 27, 2002 to its bank credit agreement which cured GNAC's covenant breaches and provided for additional principal prepayments. Pursuant to the amendment, GNAC prepaid $6,100,000 of the indebtedness outstanding under the credit agreement. Several covenants in the existing credit agreement were eliminated or modified by the amendment and the interest rate was changed to a base rate (which approximates prime) plus 175 basis points. The major financial covenant of the amended credit agreement requires the statutory surplus of General Agents to be at a minimum of three times the unpaid principal balance after December 31, 2002. General Agents' statutory surplus at December 31, 2002 was approximately $38,780,000. GNAC paid $500,000 of the indebtedness outstanding under the credit agreement in December 2002 as a result of the sale of GCM. The credit agreement requires a note prepayment equal to 50% of any dividends from General Agents. On March 24, 2003, GNAC paid $1,939,000 of the indebtedness outstanding under the credit agreement in conjunction with the receipt of $3,878,000 in dividends from General Agents. The remaining $1,761,000 principal balance under the credit agreement is payable in 2003 which GNAC intends to fund with proceeds from short term investments. The credit agreement, among other things, precludes payment of dividends on common or preferred stock and restricts the kinds of investments that GNAC may make.

    Subject to bank credit agreement restrictions, GNAC may also obtain cash through the sale of subsidiaries or assets and through the issuance of common or preferred stock. The bank credit agreement generally requires a note prepayment in the event of the sale of GNAC of any subsidiary or assets (except certain ordinary course of business sales), or any issuance of stock (subject to certain exceptions), equal to 50% of the proceeds received.

    The Company will be in a lengthy period of transition as it lessens its exposure to the insurance industry. During the transition process, the Company may consider the sale of additional subsidiaries associated with that business. See "BUSINESS OPERATIONS - Discontinuance of Commercial Lines and Redeployment of Capital."

Subsidiaries, Principally Insurance Operations

    The primary sources of the insurance subsidiaries' liquidity are funds generated from insurance premiums, net investment income and maturing investments. The short-term investments and cash are intended to provide adequate funds to pay claims without selling fixed maturity investments. At December 31, 2002, the insurance subsidiaries held short-term investments and cash that the insurance subsidiaries believe are adequate liquidity for the payment of claims and other short-term commitments.

    With regard to long term liquidity, the average duration of the investment portfolio is approximately 1.4 years. The fair value of the fixed maturity portfolio at December 31, 2002 was $3,637,456 above amortized cost, before taxes. With regard to the availability of funds to the holding company, see Note
(7) of Notes to Consolidated Financial Statements for restrictions on the payment of dividends by the insurance companies. Various insurance departments of states in which the Company operates require the deposit of funds to protect policyholders within those states. At December 31, 2002 and 2001, the balance on deposit for the benefit of such policyholders totaled $13,731,408 and $15,398,298, respectively.

    Effective December 31, 2000, the Company entered into a quota share reinsurance agreement whereby the Company ceded 100% of its commercial auto liability unearned premiums and 50% of all other commercial business unearned premiums at December 31, 2000 to a non-affiliated reinsurer. For policies with an effective date of January 1, 2001 through December 31, 2001, the Company entered into a quota share reinsurance agreement whereby the Company ceded 20% of its commercial business to a non-affiliated reinsurer. Also effective December 31, 2000, the Company entered into a reserve reinsurance cover agreement with a non-affiliated reinsurer. This agreement reinsures the Company's ultimate net aggregate liability in excess of $32,500,000 up to an aggregate limit of $89,650,000 for net commercial auto liability losses and loss adjustment expense incurred but unpaid as of December 31, 2000. The Company established a reinsurance balance receivable and a liability for funds held under reinsurance agreements for the reserves transferred at December 31, 2001. Also in connection with this agreement, the Company was required to maintain assets in a trust fund with a fair value at least equal to the funds held liability. The trust fund was established during the third quarter of 2001 and at December 31, 2001 the assets in the trust had a fair value of $49,553,698. Because the Company's statutory policyholders' surplus fell below certain levels specified in the agreement, the reinsurer had the option to direct the trustee to transfer the assets of the trust to the reinsurer. On March 29, 2002, the reinsurer exercised this option and the trust assets were transferred to the reinsurer. The reinsurer continues to be responsible for reimbursing the Company for claim payments covered under this agreement.

    Net cash used for operating activities was $62,050,686 for 2002 versus $61,384,654 in 2001. The significant usage in 2001 was primarily related to the decrease in premium writings and the ongoing payment of claims and claim adjustment expense.

    Investments decreased primarily due to a nonaffiliated reinsurer exercising its option, during the first quarter of 2002, to take possession of approximately $44,000,000 in investments, mentioned previously. The remaining decrease is attributable to principal payments on the note payable of $7,100,000 and negative cash flows from operations. At December 31, 2002, 92% of the Company's investments were investment grade with an average duration of approximately 1.4 years, including approximately 45% that were held in short-term investments. On a taxable equivalent basis the return on average investments was 3.9% in 2002, 4.3% in 2001, and 6.5% in 2000. The Company classifies its bond securities as available for sale. In February 2002 GMSP purchased the equity investments and the note receivable, classified as "Other investments", for approximately $2,087,000 which was their carrying value at December 31, 2001. In March 2002, the Company reduced the carrying value of a non-rated security to $0 resulting in a write down of $2,010,670 as a result of a significant increase in the default rate in January and February of 2002 in the underlying collateral, which had disrupted the cash flow stream sufficiently to virtually eliminate future cash flows. The unrealized gain associated with the investment portfolio was $2,400,722 (net of tax effects) at December 31, 2002. The duration of the bonds available for sale approximates the average expected payout of claims.

    Premiums receivable decreased primarily as a result of the decrease in writings caused primarily by the decision to discontinue writing commercial lines during 2002 and the decision to net deferred payables on policies not yet written against deferred receivables on these same policies. This balance is comprised primarily of premiums due from insureds for nonstandard personal auto. The nonstandard personal auto premiums are written with a down payment of 34% and monthly payment terms of up to four months. The Company has recorded an allowance for doubtful accounts of $275,000 which it considers adequate at the present time.

    Reinsurance balances receivable decreased primarily as a result of C & CAE claims paid under the reserve reinsurance cover agreement and the quota share reinsurance agreements for both commercial lines and personal lines business written in 2001. This balance is primarily comprised of ceded unpaid claims and claims adjustment expenses under the reserve reinsurance cover agreement and claims and claim adjustment expenses paid by the Company and due from reinsurers under the Company's various reinsurance agreements. The Company recorded an allowance for doubtful accounts of $1,001,461 in 2002 and of $2,653,597 in 2001 as a result of concern regarding the collectibility of amounts due from specific reinsurers. The decrease in the allowance for doubtful accounts was primarily due to the successful recovery of an amount that had been included in the allowance in 2001. Balances written off in previous years have been immaterial. The Company considers the allowance adequate at the present time.

    Ceded unpaid claims and claim adjustment expenses decreased as a result of the decrease in unpaid claims and claim adjustment expenses and the decrease in cessions under the quota share reinsurance agreements. This balance represents unpaid claims and claim adjustment expenses which have been ceded to reinsurers under the Company's various reinsurance agreements, other than the reserve reinsurance cover agreement. These amounts are not currently due from the reinsurers but are expected to become due in the future when the Company pays the claim and requests reimbursement from the reinsurers.

    Ceded unearned premiums decreased primarily as a result of the decision to discontinue writing commercial lines in 2002. This balance represents the portion of premiums ceded to reinsurers which are applicable to the unexpired terms of policies in force under the applicable reinsurance agreement. In the event the Company cancels policies, the reinsurer is required to return the premium to the Company. This type of action, on a material scale, is not expected to occur.

    Deferred policy acquisition costs decreased primarily as a result of the decision to discontinue writing commercial lines. This balance represents commissions, premium taxes and certain marketing and underwriting expenses which are deferred and charged to operations over periods in which the related premiums are earned. Ceding commission income, which is realized on a written basis, is deferred and recognized over periods in which the related premiums are earned. Deferred ceding commission income is netted against deferred policy acquisition costs. The change in the resulting deferred asset is charged (credited) to operations. The Company recorded impairments on its deferred policy acquisition costs at December 31, 2002 of $28,386 and at December 31, 2001 of $2,487,009 related to the property and commercial auto lines of business.

    Property and equipment decreased primarily as a result of the sale of the former home office building during the third quarter of 2002. A gain of $455,056 was recorded on this sale. The Company adjusted accumulated depreciation to reflect fully depreciated property and equipment that has been disposed. This balance is comprised primarily of computer hardware, computer software, furniture and an office building the Company previously occupied which is under lease until May 2003, and which the Company has listed as available for sale or lease.

    Current Federal income taxes were received in January 2003. Deferred Federal income taxes have a valuation allowance for its full amount recorded against the asset. This asset is primarily a tax benefit from net operating loss carry forwards which can be used to offset tax expense on future operating earnings or capital gains. See earlier discussion under "RESULTS OF OPERATIONS." A change in ownership of the Company's stock greater than 50% (as specified under Internal Revenue Code Section 382) could severely limit the Company's ability to recover this asset in future periods.

    The management contract controlling GCM was sold on December 2, 2002 to an unaffiliated third party. See "BUSINESS OPERATIONS - Sale of GAINSCO County Mutual."

    Other assets increased primarily as a result of funds placed on deposit with a reinsurer in the second quarter of 2002 to collateralize commissions payable balances due the reinsurer. Other assets are comprised primarily of funds held by reinsurers as collateral for the reinsurers and prepaid expenses.

    Goodwill decreased as a result of the $2,859,507 impairment recorded in the second quarter of 2002 related to the October 1998 Lalande Group acquisition. The remaining goodwill of $609,000 reflects estimated fair valuation of agencies in the personal automobile marketplace. See "RESULTS OF OPERATIONS." Effective in 2002, goodwill will no longer be amortized but will be subject to an impairment test based on its estimated fair value. Therefore, additional impairment losses could be recorded in future periods.

    Unpaid claims and claim adjustment expenses decreased primarily as a result of the run-off of commercial lines. As of December 31, 2002, the Company had $96.469 million in unpaid claims and claim adjustment expenses. This amount represents management's best estimate, as derived from the actuarial analysis and was set equal to the selected reserve estimate as established by our outside actuary. The reserve estimates considered by our outside actuaries ranged from $83.1 million to $104.1 million. The actuary's range of reserves was developed by applying various methods considered appropriate for each line of coverage written. The actuary selected an estimate for each line of coverage written by accident year based on the results of the various methods applied, along with judgement. Management has reviewed and discussed the results of the actuarial analysis with the actuary and believes the reserve estimate selected by the actuary to be the best estimate of reserves at this time.

    As of December 31, 2002, in respect of its commercial lines, the Company had $83.664 million in reserves for unpaid claims and claim adjustment expenses. Historically, the Company has experienced significant volatility in its reserve projections for its commercial lines. This volatility has been primarily attributable to its commercial automobile and general liability product lines. See Item 1 "BUSINESS--Unpaid Claims and Claim Adjustment Expenses." On February 7, 2002, the Company announced it had decided to discontinue writing commercial lines insurance due to continued adverse claims development and unprofitable results. Since February 7, 2002, 86% of the Company's commercial policies have been non-renewed and the remainder are scheduled for non-renewal over the course of the first half of 2003. Concurrently, the Company has been settling and reducing its remaining inventory of commercial claims. See "BUSINESS OPERATIONS--Discontinuance of Commercial Lines and Redeployment of Capital." As of December 31, 2002, 1,062 commercial claims remained, compared with 1,720 claims a year earlier. Included in these remaining claims are 82 product liability claims, 32 construction defect type claims, and 1 environmental claim. The Company has no asbestos related claims. The average commercial lines claim at December 31, 2002 was approximately $78,779 per claim.

    As of December 31, 2002, in respect of its personal lines, the Company had $12.805 million in unpaid claims and claim adjustment expenses. These personal lines claims generally are shorter tailed than the Company's commercial lines claims. At December 31, 2002, the Company had 1,726 personal auto claims. The average personal auto claim at December 31, 2002 was approximately $7,276 per claim.

    The Company considers the unpaid claims and claim adjustment expenses to be adequate; they are set to equal the selected reserve estimate determined by an outside actuarial firm.

    Unearned premiums decreased primarily because of the decrease in writings from the decision to discontinue writing commercial lines. This balance represents the portion of premiums written which are applicable to the unexpired terms of policies in force which will earn in future periods.

    Accounts payable decreased primarily because of the decision to net deferred payables on policies not yet written against deferred receivables on these same policies, as mentioned previously. Reinsurance balance payable decreased primarily due to settlements made in 2002 on prior years quota share reinsurance agreements.

    Deferred revenues decreased primarily as a result of reinsurance recoveries under the reserve reinsurance cover agreement. This balance is primarily comprised of C & CAE recoveries under this agreement which will be recognized as insurance service revenues in future periods based upon the ratio of actual C & CAE paid to the total of potential C & CAE payable under this reinsurance agreement.

    Drafts payable decreased primarily as a result of the Company's decision in the third quarter of 2002 to use checks instead of drafts to pay claims. This balance will continue to decrease in the future.

    Note payable decreased due to principal payments of $7,100,000 made during 2002. In the first quarter of 2002, the Company made a scheduled repayment of $500,000 and an unscheduled prepayment of $6,100,000. The unscheduled prepayment was made in conjunction with an amendment to the credit agreement which cured covenant breaches. The Company made a $500,000 principal payment in December 2002 in conjunction with the sale of GCM. On March 24, 2003 the Company made a $1,939,000 principal payment in conjunction with the receipt of a $3,878,000 dividend from General Agents. The remaining $1,761,000 principal balance under the credit agreement is payable in 2003. (see Note (4) of Notes to Consolidated Financial Statements).

    Funds held under reinsurance agreements were eliminated due to the reinsurers decision to take possession of investments, which reduced the Company's liability to this reinsurer. See "BUSINESS OPERATIONS - Reinsurance Transaction."

    Deferred Federal income taxes is comprised of the taxes on the unrealized gains of the bonds available for sale. The unrealized gains have been recorded net of taxes in "Accumulated other comprehensive income."

    As a result of the 2001 GMSP Transaction and the Stallings Transaction, the Company has three series of redeemable Preferred Stock, which are classified as mezzanine financing. The Series A Preferred Stock was previously classified in shareholders' equity because it was not subject to mandatory redemption. The Company is required to redeem the Series A Preferred Stock on January 1, 2006 at a price of $31,620,000 plus unpaid dividends, if any. As of December 31, 2002, there were no accrued but unpaid dividends in respect of the Series A Preferred Stock. The Series B and Series C Preferred Stock are redeemable at the Company's option in March 2006 and at the option of the majority holders in March 2007 at a price of $3,000,000 each plus accrued dividends. The Series B and the Series C Preferred Stock each include accrued dividends in the amount of $556,059 as of December 31, 2002.

    With the reclassification of the Series A Preferred Stock during the first quarter of 2001, preferred stock capital was reduced to $0 and additional paid-in capital was reduced by the discount on the convertible redeemable preferred stock. Common stock warrants decreased for the discount in value of the previously issued Series A and Series B Warrants offset by an increase for the issuance of the warrant in the Stallings Transaction. At December 31, 2002, $10,394,002 has yet to be charged to Retained deficit related to the accretion of the discount on the Series A and Series B Preferred Stock.

    Accumulated other comprehensive income of $2,400,722 was recorded at December 31, 2002 as a result of the unrealized gains on bonds available for sale, net of tax. The increase in Retained deficit of $12,088,861 is attributable to the net loss of $8,761,087, the accretion of discount on the Series A and Series B Preferred Stock of $2,657,000 and the accrual of dividends on the Series B and Series C Preferred Stock of $670,774.

    The Company is not aware of any current recommendations by regulatory authorities, which if implemented, would have a material effect on the Company's liquidity, capital resources or results of operations. The Company's statutory capital exceeds the benchmark capital level under the Risk Based Capital formula for its insurance companies that are subject to Risk Based Capital requirements. Risk Based Capital is a method for establishing the minimum amount of capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The tragic events of September 11, 2001 did not impact the Company's financial results for 2001 and 2002.

OFF-BALANCE SHEET TRANSACTIONS AND RELATED MATTERS

There are no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships of the Company with unconsolidated entities or other persons that have, or may have, a material effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources of the Company.

SHAREHOLDERS' EQUITY ASSUMING REDEMPTION OF PREFERRED STOCK

    At December 31, 2002, total assets less total liabilities of the Company was $42,605,214 and there were outstanding three series of preferred stock with an aggregate liquidation value of $38,752,118 ($37,620,000 stated value plus accrued dividends of $1,132,118). Based on the forgoing, the Shareholders' Equity assuming the redemption of all series of the Preferred Stock at December 31, 2002, would be $3,853,096 ($0.18 per common share). The amount ultimately available to the shareholders would vary with changes in the assets and liabilities of the Company.

FORWARD LOOKING STATEMENTS

    Statements made in this report that are not strictly historical may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that important factors, representing certain risks and uncertainties, could cause actual results to differ materially from those contained in the forward-looking statements. These factors include, but are not limited to, (a) the Company's ability to effect the successful exit from unprofitable lines and businesses that the Company believes cannot be counted on to produce future profit, (b) heightened competition from existing competitors and new competitor entrants into the Company's markets, (c) the extent to which market conditions firm up, the acceptance of higher prices in the market place and the Company's ability to realize and sustain higher rates, (d) contraction of the markets for the Company's business, (e) acceptability of the Company's A.M. Best rating to its end markets, (f) the Company's ability to meet its obligations under its capital and debt agreements,
(g) the ongoing level of claims and claims-related expenses and the adequacy of claim reserves, (h) the effectiveness of investment strategies implemented by the Company's investment manager, (i) continued justification of recoverability of goodwill in the future, (j) the availability of reinsurance and the ability to collect reinsurance recoverables, (k) the Company's ability to invest in new endeavors that are successful, (l) the limitation on the Company's ability to use net operating loss carryforwards as a result of constraints caused by ownership changes within the meaning of Internal Revenue Code Section 382, (m) the ability of the Company to realize contingent acquisition payments in connection with its sale of the management contract controlling GCM, which in turn depends upon whether, or in what form, the Texas Legislature passes legislation that has been introduced in the current session of the Texas Legislature ending June 2, 2003 which could prejudice the rights of the Company to receive any of the future payments from Liberty, and (n) general economic conditions, including fluctuations in interest rates. A forward-looking statement is relevant as of the date the statement is made. The commencement of hostilities involving Iraq could produce economic and other reactions that could adversely affect the Company and its ability to effect changes discussed elsewhere in this report. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which the statements are made.

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

    Most of the Company's investable assets are in the portfolios of the insurance company subsidiaries and come from premiums paid by policyholders. These funds are invested predominately in high quality fixed maturities with relatively short durations and short term investments. The fixed maturity portfolio had an average duration of 2.6 years at December 31, 2002. The fixed maturity portfolio is exposed to interest rate fluctuations; as interest rates rise, fair values decline and as interest rates fall, fair values rise. The changes in the fair value of the fixed maturity portfolio are presented as a component of shareholders' equity in accumulated other comprehensive income, net of taxes.

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

    The table below summarizes the Company's interest rate risk and shows the effect of a hypothetical change in interest rates as of December 31, 2002. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios (dollars in thousands):

                                                                                                                   Hypothetical
                                                                                                                    Percentage
                                                                                                                 Increase (Decrease)
                                                                  Estimated Fair Value                           in Shareholders'
                          Estimated Fair   Estimated Change in  After Hypothetical     Hypothetical Percentage   Equity Assuming
                             Value at          Interest Rates        Change in          Increase (Decrease) in    Redemption of
                        December 31, 2002   (BP=basis points)      Interest Rates       Shareholders' Equity     Preferred Stock
                        -----------------  -------------------  --------------------   -----------------------   ---------------

U.S. Government           $     24,947       200 BP Decrease      $     25,596                 4.56                    16.85
  securities                                 100 BP Decrease      $     25,271                 2.27                     8.41
                                             100 BP Increase      $     24,623                (2.27)                   (8.41)
                                             200 BP Increase      $     24,298                (4.56)                  (16.85)

Obligation of             $        480       200 BP Decrease      $        486                  .04                      .16
  municipalities                             100 BP Decrease      $        483                  .02                      .08
                                             100 BP Increase      $        477                 (.02)                    (.08)
                                             200 BP Increase      $        474                 (.04)                    (.16)

Corporate bonds and       $     37,876       200 BP Decrease      $     40,452                18.08                    66.86
  Certificates of                            100 BP Decrease      $     39,164                 9.04                    33.43
  Deposit                                    100 BP Increase      $     36,588                (9.04)                  (33.43)
                                             200 BP Increase      $     35,300               (18.08)                  (66.86)

Short-term investments    $     51,671       200 BP Decrease      $     51,671                   --                       --
                                             100 BP Decrease      $     51,671                   --                       --
                                             100 BP Increase      $     51,671                   --                       --
                                             200 BP Increase      $     51,671                   --                       --

Total investments         $    114,974       200 BP Decrease      $    118,204                22.42                    83.84
                                             100 BP Decrease      $    116,589                11.21                    41.92
                                             100 BP Increase      $    113,359               (11.21)                  (41.92)
                                             200 BP Increase      $    111,744               (22.42)                  (83.84)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following consolidated Financial Statements are on pages 53 through 95

                                                                                         Page
                                                                                         ----
     Report of Management                                                                  53

     Independent Auditors' Report                                                          54

     Consolidated Balance Sheets as of December 31, 2002 and 2001                       55-56

     Consolidated Statements of Operations for the Years Ended
         December 31, 2002, 2001, and 2000                                              57-58

     Consolidated Statements of Shareholders' Equity and Comprehensive Loss
        for the Years Ended December 31, 2002, 2001 and 2000                            59-60

     Consolidated Statements of Cash Flows for the Years Ended
        December 31, 2002, 2001, and 2000                                               61-62

     Notes to Consolidated Financial Statements December 31,
        2002, 2001, and 2000                                                            63-95

    The following Consolidated Financial Statements Schedules are on pages 96 through 107

    Schedule                                                                             Page
    --------                                                                             ----

                  Independent Auditors' Report on
                       Supplementary Information                                           96

        I         Summary of Investments                                                   97

       II         Condensed Financial Information of the Registrant                    98-104

      III         Supplementary Insurance Information                                     105

       IV         Reinsurance                                                             106

       VI         Supplemental Information                                                107

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    None.

                                    PART III

The information required by this Part III will be supplied by a Schedule 14A filing or an amendment to this Report.

                                     PART IV

ITEM 14: CONTROLS AND PROCEDURES

Disclosure Controls. The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Within the 90-day period prior to the filing of this annual report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, Glenn W. Anderson, the President and Chief Executive Officer of the Company, and Daniel J. Coots, the Senior Vice President, Chief Financial Officer and Chief Accounting Officer of the Company, have concluded that the Company's disclosure controls and procedures are effective.

Changes in Internal Controls. Since the date of the evaluation described above, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORMS 8-K

(a) Documents filed as part of the report:

    1.  The following financial statements filed under Part II, Item 8:

            Independent Auditors' Report

            Consolidated Balance Sheets as of December 31, 2002 and 2001

            Consolidated Statements of Operations for the Years Ended December
              31, 2002, 2001 and 2000

            Consolidated Statements of Shareholders' Equity and Comprehensive
              Loss for the Years Ended December 31, 2002, 2001 and 2000

            Consolidated Statements of Cash Flows for the Years Ended December
              31, 2002, 2001 and 2000

            Notes to Consolidated Financial Statements, December 31, 2002, 2001
              and 2000

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

         *3.4            Statement of Resolution Establishing and Designating
                         Series A Convertible Preferred Stock of Registrant as filed with the Secretary of State of the State of Texas on October 1, 1999 [Exhibit 99.18, Form 8-K dated June
                         29, 1999].

         *3.5            Bylaws of Registrant as amended through September 6,
                         2001. [Exhibit 3.5, Form 8-K dated August 31, 2001].

         *3.6            Statement of Resolution Establishing and Designating
                         Series B Convertible Redeemable Preferred Stock of
                         Registrant as filed with the Secretary of State of the State of Texas on March 22, 2001. [Exhibit 99.19, Form
                         8-K/A dated March 30, 2001].

         *3.7            Statement of Resolution Establishing and Designating
                         Series C Redeemable Preferred Stock of Registrant as filed with the Secretary of State of the State of Texas on March 22, 2001. [Exhibit 99.20, Form 8-K/A dated
                         March 30, 2001].

         *4.1 Rights Agreement, dated as of March 3, 1988, between the Registrant and Team Bank/Fort Worth, N.A. [Exhibit
                         1, Form 8-K dated March 14, 1988].

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

         *10.1           1990 Stock Option Plan of the Registrant [Exhibit
                         10.16, Form 10-K dated March 22, 1991].

         *10.2           1995 Stock Option Plan of the Registrant [Exhibit
                         10.31, Form 10-K dated March 28, 1996].

         *10.3           1998 Long Term Incentive Plan of the Registrant
                         [Exhibit 99.8, Form 10-Q dated August 10, 1998].

         *10.4           Forms of Change of Control Agreements [Exhibit 10.4,
                         Form 10-K dated March 29, 2002].

         *10.5           Employment Agreement dated April 25, 1998 between Glenn
                         W. Anderson and the Registrant [Exhibit 99.5, Form
                         10-Q/A dated June 16, 1998].

         *10.6           Change of Control Agreement for Glenn W. Anderson
                         [Exhibit 99.7, Form 10-Q/A dated June 16, 1998].

         *10.7           Replacement Non-Qualified Stock Option Agreement dated
                         July 24, 1998 between Glenn W. Anderson and the
                         Registrant [Exhibit 99.6, Form 10-Q dated August 10,
                         1998].

         *10.8           Management Contract between GAINSCO County Mutual
                         Insurance Company and GAINSCO Service Corp. and related
                         Surplus Debenture, Amendment to Surplus Debenture,
                         Certificate of Authority and accompanying
                         Commissioner's Order granting Certificate Authority, allowing for charter amendments and extension of charter [Exhibits 10.23, 10.24 and 10.25, Form 10-K dated March 29, 1993; Exhibit 10.27, Form 10-K dated
                         March 25, 1994].

         *10.9 Revolving Credit Agreement dated November 13, 1998 among Registrant, GAINSCO Service Corp. and Bank One,
                         Texas, N.A., First Amendment thereto dated October 4,
                         1999 and related Promissory Note, Security Agreement and Pledge Agreement, Amendment No. 2 thereto dated
                         March 23, 2001, Amendment No.3 thereto dated November
                         13, 2001, and Amendment No. 4 thereto dated February
                         27, 2002. [Exhibits 10.50 to 10.53, Form 10-K/A dated
                         March 30, 1999; Exhibit 99.22, Form 8-K dated October
                         4, 1999; Exhibit 99.24, Form 8-K/A dated March 30,
                         2001, Exhibit 10.23, Form 10-Q dated November 13, 2001,
                         Exhibit 10.9, Form 8-K dated February 27, 2002].

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

         *10.11 Investment Management Agreements dated October 4, 1999 between GMSP and each of Registrant, General Agents
                         Insurance Company of America, Inc., MGA Insurance
                         Company, Inc. and GAINSCO County Mutual Insurance
                         Company; and Investment Management Agreement dated
                         January 6, 2000 between GMSP and Midwest Casualty
                         Insurance Company. [Exhibit 10.11, Form 10-K dated
                         March 30, 2000].

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

         *10.14 Stock Purchase Agreement dated as of November 17, 1999 among Registrant, Tri-State, Ltd., Herbert A. Hill and
                         Alan E. Heidt and related Pledge Agreement dated as of January 7, 2000 executed by the Registrant in favor of Bank One, NA and Unlimited Guaranty dated as of January
                         7, 2000 executed by Tri-State, Ltd. in favor of Bank
                         One, N.A. [Exhibit 10.14, Form 10-K dated March 30,
                         2000].

         *10.15          Agreement of Limited Partnership of GNA Investments I,
                         L.P. dated as of November 30, 1999 between Registrant and GMSP [Exhibit 10.15, Form 10-K dated March 30, 2000].

         *10.16          Professional Service Agreement dated as of October 22,
                         1999 between Registrant and ClientSoft, Inc. [Exhibit
                         10.16, Form 10-K dated March 30, 2000].

         *10.17          First Amendment to Stock Purchase Agreement dated May
                         16, 2000 among Registrant, Tri-State, Ltd., Herbert A.
                         Hill and Alan E. Heidt [Exhibit 10.14, Form 10-Q dated
                         August 11, 2000].

         *10.18          GAINSCO, INC. 401(k) Plan and related Adoption
                         Agreement [Exhibit 99.1 to Registration Statement on
                         Form S-8, effective April 12, 2000].

         *10.19          Securities Purchase Agreement dated as of February 26,
                         2001 between Registrant and GMSP (including exhibits) and related First Amendment to Securities Purchase
                         Agreement, letter regarding redemption of Registrant's outstanding Series A Convertible Preferred Stock, First
                         Amendment to Series A Common Stock Purchase Warrant, and First Amendment to Series B Common Stock Purchase
                         Warrant [Exhibit 2.1, Form 8-K dated March 2, 2001;
                         Exhibits 2.2, 2.8, 99.21 and 99.22, Form 8-K/A dated
                         March 30, 2001].

         *10.20          Securities Purchase Agreement dated as of February 26,
                         2001 between Registrant and Robert W. Stallings
                         ("Stallings") (including exhibits) and related First
                         Amendment to Securities Purchase Agreement, Assignment and Assumption Agreement between Stallings and ING
                         Pilgrim Capital Corporation, LLC, Amendment to
                         Assignment and Assumption Agreement, letter dated March
                         23, 2001 from Stallings to Registrant, and Common Stock
                         Purchase Warrant [Exhibit 2.2, Form 8-K dated March 2,
                         2001; Exhibits 2.4 to 2.7 and 99.23, Form 8-K/A dated
                         March 30, 2001].

         *10.21 Consulting Agreement dated as of February 26, 2001 between Registrant and Stallings [Exhibit 99.15, Form
                         8-K dated March 2, 2001].

         *10.22          Agreement dated March 23, 2001 among Registrant,
                         GAINSCO Service Corp., GMSP, Stallings and Bank One,
                         N.A. [Exhibit 99.25, Form 8-K/A dated March 30, 2001].

         *10.23          Letter agreement dated February 27, 2002 between the
                         Registrant and GMSP pursuant to which the Registrant exercised its right to put certain illiquid investments to GMSP for $2,087,354.27 pursuant to Section 6.9 of the Securities Purchase Agreement dated February 26,
                         2001 between the Registrant and GMSP, as amended
                         [Exhibit 10.24, Form 8-K/A dated February 27, 2002].

         *10.24 Agreement of Sale and Purchase dated March 7, 2002 between General Agents Insurance Company of America,
                         Inc. and Turonian Corp. [Exhibit 10.24, Form 10-K dated
                         March 29, 2002].

         *10.25 First Amendment to Investment Management Agreements dated August 9, 2002 among Goff Moore Strategic
                         Partners, L.P., the Registrant, General Agents
                         Insurance Company of America, Inc., MGA Insurance
                         Company, Inc., GAINSCO County Mutual Insurance Company and Midwest Casualty Insurance Company [Exhibit 10.25,
                         Form 10-Q dated August 14, 2002].

         *10.26          Acquisition Agreement dated August 12, 2002 among the
                         Registrant, GAINSCO Service Corp., GAINSCO County
                         Mutual Insurance Company, Berkeley Management
                         Corporation and Liberty Mutual Insurance Company
                         [Exhibit 10.26, Form 10-Q dated August 14, 2002].

         *10.27          Commercial Lease Agreement dated July 31, 2002 between
                         JaGee Real Properties, L.P. and General Agents
                         Insurance Company of America, Inc. [Exhibit 10.27, Form
                         10-Q dated August 14, 2002].

         *10.28          Form of Executive Severance Agreement between GAINSCO
                         Service Corp. and each of Richard M. Buxton, Richard A.
                         Laabs and Daniel J. Coots [Exhibit 10.28, Form 10-Q dated August 14, 2002].

         *10.29          Representative Forms of Retention Incentive Agreement
                         [Exhibit 10.30, Form 10-Q dated August 14, 2002].

         *10.30          Acquisition Agreement dated August 12, 2002 among the
                         Registrant, GAINSCO Service Corp., Berkeley Management
                         Corporation, Liberty Mutual Insurance Company, and
                         GAINSCO County Mutual Insurance Company and Amendment to Acquisition Agreement dated December 2, 2002 among the Registrant, GAINSCO Service Corp., Berkeley
                         Management Corporation, Liberty Mutual Insurance
                         Company, and GAINSCO County Mutual Insurance Company
                         [Exhibit 10.26, Form 10-Q dated August 14, 2002 and
                         Exhibit 10.32, Form 8-K filed December 5, 2002].

         *10.31          Office Lease dated August 19, 2002 between Crescent
                         Real Estate Funding X, L.P. and the Registrant
                         [Exhibit 10.31, Form 10-Q dated November 14, 2002].

         *10.32          Separation Agreement and Release dated December 17,
                         2002 between McRae B. Johnston and MGA Insurance
                         Company, Inc.; Separation Agreement and Release dated
                         December 17, 2002 among McRae B. Johnston, Registrant,
                         National Specialty Lines, Inc., Lalande Financial
                         Group, Inc., DLT Insurance Adjustors, Inc. and Midwest
                         Casualty Insurance Company; Consulting Agreement dated
                         December 17, 2002 between McRae B. Johnston and MGA
                         Insurance Company, Inc.; and Form of Separation
                         Agreement and Release entered into as of March 1, 2003 between McRae B. Johnston and MGA Insurance Company,
                         Inc. [Exhibit 10.33, Form 8-K filed December 17, 2002;
                         Exhibit 10.34, Form 8-K filed December 17, 2002;
                         Exhibit 10.35, Form 8-K filed December 17, 2002; and
                         Exhibit 10.36, Form 8-K filed December 17, 2002].

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

         +24             Form of Power of Attorney.

         +99.1           Certificate of Chief Executive Officer

         +99.2           Certificate of Chief Financial Officer

----------

* Exhibit has previously been filed with the Commission as an exhibit in the filing designated in brackets and is incorporated herein by this reference. Registrant's file number for reports filed under the Securities Exchange Act of 1934 is 1-9828.

+        Filed herewith (see Exhibit Index).

----------

(b)      Reports on Form 8-K

         A Report on Form 8-K was filed December 5, 2002 reporting the completion of the sale of the management contract controlling GAINSCO County Mutual Insurance Company. No financial statements were filed with the Report.

         A Report on Form 8-K was filed December 20, 2002 reporting the resignation of McRae B. Johnston as the President - Personal Lines Division of the Registrant, payments made to Mr. Johnston in connection with mutual releases entered into between Mr. Johnston and the Registrant and a new consulting agreement between Mr. Johnston and the Registrant. No financial statements were filed with the Report.

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

GAINSCO, INC.
(Registrant)



/s/ Glenn W. Anderson
------------------------------------------
By: Glenn W. Anderson, President

Date:            March 28, 2003
      ------------------------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Name                       Title                                          Date
         ----                       -----                                          ----

Robert W. Stallings*                Chairman of the Board                     March 28, 2003
---------------------------                                             --------------------------
Robert W. Stallings

Joel C. Puckett*                    Vice Chairman of the Board                March 28, 2003
---------------------------                                             --------------------------
Joel C. Puckett

/s/ Glenn W. Anderson               President, Chief Executive                March 28, 2003
---------------------------         Officer and Director                --------------------------
Glenn W. Anderson

/s/ Daniel J. Coots                 Senior Vice President                     March 28, 2003
---------------------------         Chief Financial Officer and         --------------------------
Daniel J. Coots                     Chief Accounting Officer

Sam Rosen*                          Secretary and Director                    March 28, 2003
---------------------------                                             --------------------------
Sam Rosen

Hugh M. Balloch*                    Director                                  March 28, 2003
---------------------------                                             --------------------------
Hugh M. Balloch

John C. Goff*                       Director                                  March 28, 2003
---------------------------                                             --------------------------
John C. Goff

Harden H. Wiedemann*                Director                                  March 28, 2003
---------------------------                                             --------------------------
Harden H. Wiedemann

John H. Williams*                   Director                                  March 28, 2003
---------------------------                                             --------------------------
John H. Williams


*By:     /s/ Daniel J. Coots
         ---------------------------------------
         Daniel J. Coots,
         Attorney in-fact
         under Power of Attorney

                                  CERTIFICATION

         I, Glenn W. Anderson, certify that:

         1. I have reviewed this annual report on Form 10-K of GAINSCO, INC.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003                   Signature: /s/ Glenn W. Anderson
                                                  ---------------------------
                                                  Glenn W. Anderson
                                                  President & Chief
                                                  Executive Officer

                                  CERTIFICATION

         I, Daniel J. Coots, certify that:

         1. I have reviewed this annual report on Form 10-K of GAINSCO, INC.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003                         Signature: /s/ Daniel J. Coots
                                             --------------------------------
                                             Daniel J. Coots
                                             Senior Vice President,
                                             Chief Financial Officer and
                                             Chief Accounting Officer

                              REPORT OF MANAGEMENT


         The accompanying consolidated financial statements were prepared by the Company, which is responsible for their integrity and objectivity. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include some amounts that are based upon the Company's best estimates and judgment. Financial information presented elsewhere in this report is consistent with the accompanying consolidated financial statements.

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


Date: March 28, 2003
                                           /s/ Glenn W. Anderson
                                           -------------------------------------
                                           Glenn W. Anderson
                                           President and Chief Executive Officer



                                           /s/ Daniel J. Coots
                                           -------------------------------------
                                           Daniel J. Coots
                                           Senior Vice President Chief
                                           Financial Officer, and
                                           Chief Accounting Officer

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders GAINSCO, INC.:

We have audited the accompanying consolidated balance sheets of GAINSCO, INC. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity and comprehensive loss and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GAINSCO, INC. and subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

We have also previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheets of GAINSCO, INC. and subsidiaries as of December 31, 2000, 1999, and 1998, and the related consolidated statements of operations, shareholders' equity and comprehensive loss, and cash flows for the years ended December 31, 1999 and 1998 and we expressed unqualified opinions on those consolidated financial statements.

In our opinion, the information set forth in the selected consolidated financial data for each of the years in the five-year period ended December 31, 2002, appearing under Item 6 in the Company's 2002 Form 10-K, is fairly presented, in all material respects, in relation to the consolidated financial statements from which it has been derived.

As discussed in 1(h) to the consolidated financial statements, effective January 1, 2002, GAINSCO, INC. and subsidiaries adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Also, as discussed in note 1(c) to the consolidated financial statements, GAINSCO, INC. and subsidiaries changed its method of accounting for residual interests in securitizations in 2001 as a result of the adoption of EITF 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets."

                                                    /s/ KPMG LLP
                                                    ----------------------------
                                                    KPMG LLP
Dallas, Texas
March 24, 2003

                         GAINSCO, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 2002 and 2001


                                    Assets                                               2002             2001
                                                                                     ------------     ------------
Investments (note 2):
   Fixed maturities:
     Bonds available for sale, at fair value (amortized cost:
       $59,019,871 - 2002, $127,369,239 - 2001)                                      $ 62,657,328      132,794,306
     Certificates of deposit, at cost (which approximates
       fair value)                                                                        645,000          645,000
   Other investments, at fair value (cost: $0 - 2002,
       $2,110,467 - 2001)                                                                      --        2,111,712
   Short-term investments, at cost (which approximates
       fair value)                                                                     51,671,557       45,126,581
                                                                                     ------------     ------------
                  Total investments                                                   114,973,885      180,677,599
Cash                                                                                    2,512,454        3,567,717
Accrued investment income                                                                 714,760        2,078,582
Premiums receivable (net of allowance for doubtful
    accounts:  $275,000 - 2002 and  $200,000 -- 2001)                                   3,684,195       21,241,819
Reinsurance balances receivable (net of allowance for doubtful accounts:
    $1,001,461 - 2002, $2,653,597 - 2001) (note 5)                                     31,622,971       62,303,215
Ceded unpaid claims and claim adjustment expenses (notes 1 and 5)                      46,802,114       65,570,973
Ceded unearned premiums (note 5)                                                          178,572       21,822,265
Deferred policy acquisition costs (note 1)                                              1,674,346        3,188,226
Property and equipment (net of accumulated depreciation and
    amortization: $5,074,441 - 2002, $9,851,888 - 2001) (note 1)                          913,526        6,224,872
Current Federal income taxes (note 1)                                                   1,055,753        1,043,814
Deferred Federal income taxes (net of valuation allowance:
    $31,972,504 - 2002, $31,534,712 - 2001) (notes 1 and 6)                                    --               --
Management contract                                                                            --        1,537,571
Other assets                                                                            9,647,641        6,492,486
Goodwill (note 1)                                                                         609,000        3,468,507
                                                                                     ------------     ------------
       Total assets                                                                  $214,389,217      379,217,646
                                                                                     ============     ============

                                                                     (continued)

See accompanying notes to consolidated financial statements

                         GAINSCO, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 2002 and 2001

                       Liabilities and Shareholders' Equity                               2002                2001
                                                                                     --------------      --------------
Liabilities:
   Unpaid claims and claim adjustment expenses                                       $  143,270,964         181,058,706
   Unearned premiums (notes 1 and 5)                                                      8,580,082          47,973,720
   Commissions payable                                                                    6,110,340           6,498,442
   Accounts payable                                                                       2,631,066           8,573,166
   Reinsurance balances payable (note 5)                                                         --           7,774,187
   Deferred revenue                                                                       4,451,261           9,066,824
   Drafts payable                                                                         1,631,846           7,017,595
   Note payable (note 4)                                                                  3,700,000          10,800,000
   Funds held under reinsurance agreements (note 5)                                              --          47,783,905
   Deferred Federal income taxes (note 1)                                                 1,236,736                  --
   Other liabilities                                                                        171,708             124,828
                                                                                     --------------      --------------
       Total liabilities                                                                171,784,003         326,671,373
                                                                                     --------------      --------------
Redeemable convertible preferred stock - Series A ($1,000 stated value,
   31,620 shares authorized, 31,620 issued at December 31, 2002 and
   December 31, 2001), liquidation value of $31,620,000 (note 7)                         21,343,000          18,722,000
Redeemable convertible preferred stock - Series B ($1,000 stated value,
   3,000 shares authorized, 3,000 issued at December 31, 2002 and
   December 31, 2000), at liquidation value (note 7)                                      3,449,057           3,077,672
Redeemable preferred stock - Series C ($1,000 stated value,
   3,000 shares authorized, 3,000 issued at December 31, 2002 and
   December 31, 2000), at liquidation value (note 7)                                      3,566,057           3,230,672
                                                                                     --------------      --------------
                                                                                         28,358,114          25,030,344
                                                                                     --------------      --------------
Shareholders' Equity (notes 7 and 8):
   Common stock ($.10 par value, 250,000,000 shares authorized,
      22,013,830 issued at December 31, 2002 and December 31, 2001)                       2,201,383           2,201,383
   Common stock warrants                                                                    540,000             540,000
   Additional paid-in capital                                                           100,866,124         100,866,124
   Accumulated other comprehensive income (notes 2 and 3)                                 2,400,722           3,580,690
   Retained deficit                                                                     (84,066,604)        (71,977,743)
   Treasury stock, at cost (844,094 shares at December 31, 2002 and
      December 31, 2001) (note 1)                                                        (7,694,525)         (7,694,525)
                                                                                     --------------      --------------
       Total shareholders' equity                                                        14,247,100          27,515,929
                                                                                     --------------      --------------
            Commitments and contingencies (notes 5, 8, 9 and 11)
       Total liabilities and shareholders' equity                                    $  214,389,217         379,217,646
                                                                                     ==============      ==============

See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                  Years ended December 31, 2002, 2001 and 2000

                                                                     2002              2001              2000
                                                                 ------------      ------------      ------------
Revenues:
   Net premiums earned (note 5)                                  $ 60,267,023        68,727,021       151,455,505
   Net investment income (note 2)                                   4,314,933         8,090,798        14,092,914
   Net realized gains (losses) (note 1)                             2,048,848         4,275,192        (1,906,911)
   Insurance services                                               4,284,277           326,694         1,054,137
                                                                 ------------      ------------      ------------
     Total revenues                                                70,915,081        81,419,705       164,695,645
                                                                 ------------      ------------      ------------

Expenses:
   Claims and claims adjustment expenses
     (notes 1 and 5)                                               56,413,645        87,425,982       143,439,078
   Commissions                                                      9,099,541        15,305,110        20,687,486
   Change in deferred policy acquisition costs and
     deferred ceding commission income (note 1)                     1,513,880          (886,282)       12,638,482
   Interest expense                                                   310,095           842,368         1,409,378
   Amortization of goodwill                                                --           881,965           963,700
   Underwriting and operating expenses                             10,255,110        18,485,524        16,506,906
   Goodwill impairment                                              2,859,507        18,446,886                --
                                                                 ------------      ------------      ------------
     Total expenses                                                80,451,778       140,501,553       195,645,030
                                                                 ------------      ------------      ------------
        Loss before Federal income taxes
         and cumulative effect of change in accounting
         principle                                                 (9,536,697)      (59,081,848)      (30,949,385)
Federal income taxes (note 6):
   Current benefit                                                 (2,619,735)          (51,014)       (1,110,714)
   Deferred expense (benefit)                                       1,844,125        16,086,659       (10,287,306)
                                                                 ------------      ------------      ------------
     Total taxes                                                     (775,610)       16,035,645       (11,398,020)
                                                                 ------------      ------------      ------------
        Loss before cumulative effect of
         change in accounting principle                            (8,761,087)      (75,117,493)      (19,551,365)
                                                                 ------------      ------------      ------------
Cumulative effect of change in accounting
   principle, net of tax (note 1)                                          --          (489,554)               --
                                                                 ------------      ------------      ------------
        Net loss                                                 $ (8,761,087)      (75,607,047)      (19,551,365)
                                                                 ============      ============      ============
Loss per common share, basic (notes 1 and 7):
     Loss before cumulative effect of change
       in accounting principle, per common share                 $       (.57)            (3.66)             (.97)
     Cumulative effect of change in accounting
       principle, net of tax, per common share                             --              (.02)               --
                                                                 ------------      ------------      ------------
     Net loss per common share, basic                            $       (.57)            (3.68)             (.97)
                                                                 ============      ============      ============

                                                                     (continued)

                         GAINSCO, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                  Years ended December 31, 2002, 2001 and 2000

                                                               2002            2001            2000
                                                            ----------      ----------      ----------
Loss per common share, diluted (notes 1 and 7):
     Loss before cumulative effect of change
       in accounting principle, per common share            $     (.57)          (3.66)           (.97)
     Cumulative effect of change in accounting
       principle, net of tax, per common share                      --            (.02)             --
                                                            ----------      ----------      ----------
     Net loss per common share, diluted                     $     (.57)          (3.68)           (.97)
                                                            ==========      ==========      ==========

See accompanying notes to consolidated financial statements

                         GAINSCO, INC. AND SUBSIDIARIES

     Consolidated Statements of Shareholders' Equity and Comprehensive Loss

                  Years ended December 31, 2002, 2001 and 2000

                                                                     2002             2001              2000
                                                                 ------------     ------------      ------------
Preferred stock:
   Balance at beginning of year                                  $         --        3,162,000         3,162,000
   Conversion of shares to redeemable preferred stock
      (31,620 - 2001)                                                      --       (3,162,000)               --
                                                                 ------------     ------------      ------------
      Balance at end of year                                               --               --         3,162,000
                                                                 ------------     ------------      ------------
Common stock:
   Balance at beginning of year                                     2,201,383        2,201,383         2,176,393
   Exercise of options to purchase shares
      (249,903 - 2000)                                                     --               --            24,990
                                                                 ------------     ------------      ------------
      Balance at end of year                                        2,201,383        2,201,383         2,201,383
                                                                 ------------     ------------      ------------
Common stock warrants:
   Balance at beginning of year                                       540,000        2,040,000         2,040,000
   Repricing of Series A and Series B warrants                             --       (1,680,000)               --
   Issuance of warrants in connection with
      preferred stock                                                      --          180,000                --
                                                                 ------------     ------------      ------------
      Balance at end of year                                          540,000          540,000         2,040,000
                                                                 ------------     ------------      ------------
Additional paid-in capital:
   Balance at beginning of year                                   100,866,124      113,540,252       112,674,842
   Exercise of options to purchase shares
      (249,903 - 2000)                                                     --               --           519,246
   Conversion of shares to redeemable preferred stock
      (31,620 - 2001)                                                      --      (12,761,278)               --
   Accretion of discount on preferred shares                               --           87,150           346,164
                                                                 ------------     ------------      ------------
      Balance at end of year                                     $100,866,124      100,866,124       113,540,252
                                                                 ------------     ------------      ------------


                                                                     (continued)

                         GAINSCO, INC. AND SUBSIDIARIES

     Consolidated Statements of Shareholders' Equity and Comprehensive Loss

                  Years ended December 31, 2002, 2001 and 2000

                                                   2002                           2001                           2000
                                       ----------------------------   ----------------------------   ----------------------------
Retained (deficit) earnings:
 Balance at beginning of year          $(71,977,743)                     5,957,798                     27,586,440
 Net loss for year                       (8,761,087)     (8,761,087)   (75,607,047)    (75,607,047)   (19,551,365)    (19,551,365)
 Cash dividend - common (note 7)                 --                             --                     (1,474,206)
 Cash dividend - preferred (note 7)              --                             --                       (434,000)
 Accrued dividends - redeemable
    preferred stock (note 7)               (670,774)                      (461,344)                            --
 Accretion of discount on
    preferred shares                             --                        (87,150)                      (346,164)
 Accretion of discount on redeemable
    preferred shares                     (2,657,000)                    (1,780,000)                            --
 Tax benefit on non-qualified
    stock options exercised                      --                             --                        177,093
    Balance at end of year              (84,066,604)                   (71,977,743)                     5,957,798
                                       ------------                   ------------                   ------------
Accumulated other comprehensive
 income (loss):
 Balance at beginning of year             3,580,690                      3,897,371                     (2,246,575)
 Unrealized (losses) gains on
    securities, net of
    reclassification adjustment,
    net of tax (note 3)                  (1,179,968)     (1,179,968)      (316,681)       (316,681)     6,143,946       6,143,946
                                       ------------    ------------   ------------    ------------   ------------    ------------
 Comprehensive loss                                      (9,941,055)                   (75,923,728)                   (13,407,419)
                                                       ============                   ============                   ============
    Balance at end of year                2,400,722                      3,580,690                      3,897,371
                                       ------------                   ------------                   ------------
Treasury stock:
 Balance at beginning and at end
    of year                              (7,694,525)                    (7,694,525)                    (7,694,525)
                                       ------------                   ------------                   ------------
 Total shareholders' equity at
    end of year                        $ 14,247,100                     27,515,929                    123,104,279
                                       ============                   ============                   ============

See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 2002, 2001 and 2000

                                                                    2002             2001             2000
                                                                ------------     ------------     ------------
Cash flows from operating activities:
   Net loss                                                     $ (8,761,087)     (75,607,047)     (19,551,365)
     Adjustments to reconcile net loss to cash (used for)
           provided by operating activities:
     Depreciation and amortization                                   622,496        1,848,981        2,734,855
     Goodwill impairment                                           2,859,507       18,446,886               --
     Impairment of other investments                               2,010,670        2,176,231               --
     Cumulative effect of change in accounting principle                  --          489,554               --
     Gain on sale of building                                       (455,056)              --               --
     Deferred Federal income tax expense (benefit)                 1,844,125       16,086,659      (10,287,306)
     Change in accrued investment income                           1,363,822        1,372,346          307,007
     Change in premiums receivable                                17,557,624        3,518,337          558,442
     Change in reinsurance balances receivable                    30,680,244       (7,808,248)     (50,365,554)
     Change in ceded unpaid claims and claim
        adjustment expenses                                       18,768,859      (27,867,939)          21,819
     Change in ceded unearned premiums                            21,643,693       24,172,393      (22,846,077)
     Change in deferred policy acquisition costs
        and deferred ceding commission income                      1,513,880         (886,282)      12,638,482
     Change in other assets                                       (2,663,418)         432,256         (734,871)
     Change in unpaid claims and claim
        adjustment expenses                                      (37,787,742)      16,899,187       29,836,469
     Change in unearned premiums                                 (39,393,638)     (24,604,437)      (9,786,141)
     Change in commissions payable                                  (388,102)       4,436,611          355,072
     Change in accounts payable                                   (5,942,100)        (664,171)       1,158,081
     Change in reinsurance balances payable                       (7,774,187)     (19,380,202)      19,254,839
     Change in deferred revenue                                   (4,615,563)       7,434,650          404,311
     Change in drafts payable                                     (5,385,749)      (1,845,254)       4,656,535
     Change in funds held under reinsurance agreements           (47,783,905)         (66,095)      47,850,000
     Change in other liabilities                                      46,880         (120,555)         (33,446)
     Change in current Federal income taxes                          (11,939)         151,485       (1,521,613)
                                                                ------------     ------------     ------------
        Net cash (used for) provided by
                 operating activities                           $(62,050,686)     (61,384,654)       4,649,539
                                                                ------------     ------------     ------------


                                                                     (continued)

                         GAINSCO, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 2002, 2001 and 2000

                                                                    2002             2001             2000
                                                                ------------     ------------     ------------
Cash flows from investing activities:

   Bonds available for sale:
      Sold                                                      $ 92,507,319       61,152,815       80,469,659
      Matured                                                      5,052,000       19,294,852       32,030,354
      Purchased                                                  (31,084,498)     (20,531,623)     (98,744,876)
   Common stock purchased                                                 --               --       (6,027,392)
   Common stock sold                                                      --        6,027,392               --
   Other investments purchased                                            --               --       (3,959,136)
   Other investments sold                                          2,111,712          382,868          690,016
   Certificates of deposit matured                                   645,000          660,000          740,000
   Certificates of deposit purchased                                (645,000)        (460,000)        (545,000)
   Net change in short-term investments                           (6,544,976)      (4,795,577)       5,792,476
   Sale of building                                                4,772,847               --               --
   Sale of management contract                                     1,000,000               --               --
   Property and equipment disposed (purchased)                       281,019          622,347       (1,341,872)
   Net assets acquired through purchase of
      subsidiary (net of cash acquired of $662,422 - 2000)                --               --       (8,488,225)

   Net assets disposed of through sale of
      subsidiary (net of cash acquired of $847,617 - 2001)                --         (198,765)              --
                                                                ------------     ------------     ------------

          Net cash provided by investing activities               68,095,423       62,154,309          616,004
                                                                ------------     ------------     ------------
Cash flows from financing activities:
   Payments on note payable                                       (7,100,000)      (5,200,000)      (2,000,000)
   Cash dividends paid                                                    --         (478,971)      (1,903,832)
   Redeemable preferred stock and warrants issued (net of
      transaction fees)                                                   --        5,365,722               --
   Proceeds from exercise of common stock options                         --               --          544,236
                                                                ------------     ------------     ------------

          Net cash used for financing activities                  (7,100,000)        (313,249)      (3,359,596)
                                                                ------------     ------------     ------------
Net (decrease) increase in cash                                   (1,055,263)         456,406        1,905,947
Cash at beginning of year                                          3,567,717        3,111,311        1,205,364
                                                                ------------     ------------     ------------
Cash at end of year                                             $  2,512,454        3,567,717        3,111,311
                                                                ============     ============     ============

See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000


(1)      SUMMARY OF ACCOUNTING POLICIES

         (a)      Basis of Consolidation

                  The accompanying consolidated financial statements include the accounts of GAINSCO, INC. ("GNAC") and its wholly-owned subsidiaries (collectively, the "Company"), General Agents Insurance Company of America, Inc. ("General Agents"), General Agents Premium Finance Company, Agents Processing Systems, Inc., Risk Retention Administrators, Inc., GAINSCO Service Corp. ("GSC"), Lalande Financial Group, Inc. ("Lalande"), National Specialty Lines, Inc. ("NSL"), DLT Insurance Adjusters, Inc. ("DLT") (Lalande, NSL and DLT collectively, the "Lalande Group") and Midwest Casualty Insurance Company ("MCIC"). On March 31, 2003 MCIC is to be liquidated and all of its assets, liabilities and equity are to be transferred to General Agents. General Agents has one wholly owned subsidiary, MGA Insurance Company, Inc. ("MGAI") which, in turn, owns 100% of MGA Agency, Inc. GSC has one wholly owned subsidiary, MGA Premium Finance Company. All significant intercompany accounts have been eliminated in consolidation.

                  Prior to December 2, 2002, GSC owned the management contract controlling GAINSCO County Mutual Insurance Company ("GCM") and prior to that time its accounts were included in the accompanying consolidated financial statements. The management contract of GCM was sold on December 2, 2002 to an unaffiliated third party.

                  Previously, while GCM was legally owned by its policyholders, it was controlled, through a management contract, by GSC. Inclusion of GCM's accounts in the Company's Consolidated Financial Statements was in accordance with the criteria under EITF 97-2. The term of the management contract was 25 years when the Company acquired it in the fourth quarter of 1992. It was only terminable by GCM for the Company's failure to comply with its obligations under the management contract. The Company had exclusive authority over all decision making related to all operations of GCM, and the operations were under the direction of the same officer group that managed the insurance subsidiaries of the Company. The management contract was unilaterally salable by the Company (subject to normal regulatory approvals), which was done on December 2, 2002. The Company had the right to receive the income of GCM through the management contract as ongoing fees and the proceeds from the sale of its interest in the management contract. Additionally, GCM's insurance business was pooled with all of the other insurance subsidiaries of the Company through an inter-company quota share reinsurance agreement.

                  The accompanying consolidated financial statements are prepared on the basis of accounting principals generally accepted in the United States of America ("U.S. GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         (b)      Nature of Operations

                  On February 7, 2002, the Company announced its decision to discontinue writing commercial lines insurance business due to continued adverse claims development and unprofitable results.

                  During 2001 the Company was predominately a property and casualty insurance company

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000


                  concentrating its efforts on nonstandard markets within the commercial, personal and specialty insurance lines. Beginning in 2002 the Company became predominantly a property and casualty insurance company concentrating its efforts on nonstandard personal automobile markets. During 2002 the Company was approved to write insurance in 47 states and the District of Columbia on a non-admitted basis and in 44 states and the District of Columbia on an admitted basis. The Company previously marketed its commercial lines of insurance through 200 non-affiliated general agency offices and currently markets its nonstandard personal auto line through over 550 non-affiliated retail agencies. Approximately 70% of the Company's gross premiums written during 2002 resulted from risks located in Florida.

                  On August 12, 2002, the Company announced its decision to put itself in a position to exit its remaining active insurance business, personal auto, in as orderly and productive a fashion as possible. In June 2002, the Company entered into a letter of intent to sell its Miami, Florida based operation, the Lalande Group, to an unaffiliated party. In September 2002 negotiations in respect of the possible transaction were terminated. In conjunction with this process, the Company evaluated the related goodwill and recorded an impairment of approximately $2.9 million during the second quarter 2002. The remaining goodwill as of December 31, 2002 is $609,000 and is related to the 1998 acquisition of the Lalande Group. Operationally, the Company implemented rate increases and other measures to enhance the profit potential of this business in 2003 and its future strategic direction, which could include the expansion, contraction or disposition of the business.

                  The Company anticipates a lengthy period of transition as it lessens its exposure to the insurance industry. During the transition process, the Company may consider the sale of additional subsidiaries associated with that business. The Company intends to redeploy capital no longer required by its insurance business, once it becomes available, to pursue other opportunities in the future that offer a better prospect for profitability. The Company believes that suitable capital redeployment opportunities should be available after the capital no longer required by its insurance business becomes available, but cannot predict the amount of capital that will ultimately be available for redeployment, the timing or the nature of the opportunities that may be available at the time capital becomes available. The opportunities may be outside of the insurance business and could be in the financial services business.

                  On December 2, 2002, the Company completed the sale and transfer of the management contract controlling GCM to an affiliate of Liberty Mutual Insurance Company ("Liberty"), for a purchase price of up to $10 million, of which $1 million was paid at closing and the balance is payable in contingent payments through September 2009. The $9 million total of future payments would be payable $3 million in September 2003 and $1 million each year thereafter through September 2009 and each payment is contingent on there being no materially adverse change in the regulatory treatment of GCM specifically, or county mutuals generally, from legislative or regulatory administrative actions prior to the applicable payment date. Legislation has been introduced in the current session of the Texas Legislature ending June 2, 2003 which, depending whether or in what form it is ultimately adopted, could prejudice the rights of the Company to receive some or all of the future payments from Liberty. Following the closing, the surplus of GCM, which was approximately $3,182,000, remained as a part of the combined statutory policyholders' surplus of the Company. Pursuant to a 100% quota share reinsurance agreement (the "General Agents Reinsurance Agreement") entered into at closing among GCM and GNAC's subsidiaries, General Agents and MGA Agency, Inc., and certain other arrangements, the Company retained all assets and liabilities associated with GCM's past, present and runoff commercial insurance business. The Company made a number of representations, warranties and covenants in the acquisition agreement and generally indemnifies Liberty for any losses incurred resulting from (i) breaches of representations, warranties or covenants of the Company; (ii) employee benefit plan obligations of GCM relating to pre-closing periods; (iii) tax obligations of GCM relating to pre-closing periods; (iv) all liabilities of GCM, to the extent that they result from conditions or circumstances arising or events occurring before the Closing, subject to certain exceptions; (v) all insurance claims, liabilities and obligations of GCM that are not reinsured pursuant to the General Agents Reinsurance Agreement or certain insurance fronting programs between GCM and Metropolitan Property & Casualty Insurance Company and Omni Insurance Company, respectively; and (vi) any and all insurance claims, liabilities and obligations of General Agents under the General Agents Reinsurance Agreement. GCM did not have any employees or employee benefit plans. The Company has recorded a receivable of approximately $500,000 due from Liberty, which represents the Company's cost of the management contract not yet recovered. The Company has a contingent gain related to the sale of the management contract for the amount of the sale in excess

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000


                  of cost of approximately $8.5 million. Such gain is to be recognized if and as the related contingencies are satisfied at each due date of future Liberty payments under the sales agreement. The Company made a $500,000 prepayment of outstanding bank debt from the closing proceeds of the transaction.

                  The Company sold the office building at 500 Commerce Street in Fort Worth, Texas, where the Company's principal executive offices and commercial insurance operations were located, to an unaffiliated third party for $5 million on August 30, 2002. The Company recorded a gain of $455,056 from this transaction. As a result, the Company leased new office space to house its principal executive offices and commercial insurance operations.

                  In August 2002, the Company entered into an office lease for approximately 8,352 square feet of space in Fountain Place, 1445 Ross Avenue, Suite 5300, Dallas, Texas, to house the Company's executive offices. This address is the Company's new registered address. The lease is for a term of four years, although the Company has the right to terminate the lease at its option at the end of 2005 upon payment of a termination fee of approximately $29,000. The annual rental expense is approximately $175,500. The lessor is Crescent Real Estate Funding X, L.P., an affiliate of Crescent Real Estate Equities Company, a Texas real estate investment trust f/k/a Crescent Real Estate Equities, Inc. ("Crescent"). Robert W. Stallings, GNAC's Chairman of the Board, became a member of the Board of Trust Managers of Crescent in May 2002 and John C. Goff, a member of GNAC's Board, is the Chief Executive Officer and Vice Chairman of the Board of Trust Managers of Crescent. Mr. Goff is deemed to be the beneficial owner of 3,630,248 common shares of Crescent, comprising 3.4% of the beneficial ownership of such shares. Mr. Stallings is deemed to be the beneficial owner of 22,000 common shares of Crescent, comprising less than 1% of the beneficial ownership of such shares. The management of the Company believes that the terms of the Company's lease with Crescent are no less favorable to GNAC than those offered to other tenants by Crescent or than GNAC could obtain for comparable space from unaffiliated parties.

                  In July 2002 the Company also entered an office lease with an unaffiliated third party for 10,577 square feet of space at 5400 Airport Freeway, Suite A, Fort Worth, Texas, to house the Company's commercial insurance operations. The lease is for a term of five years, although the Company may terminate the lease at its option after the expiration of three years. The annual base rental expense is $105,770.

                  GNAC needs cash for principal and interest payments on its bank note payable and administrative expenses. The primary source of cash to meet these obligations are statutory permitted dividends from its insurance subsidiaries. GNAC believes the cash dividends from its insurance subsidiaries should be sufficient to meet its expected obligations for 2003.

         (c)      Investments

                  Bonds available for sale and other investments are stated at fair value with changes in fair value recorded as a component of comprehensive income. Short-term investments are stated at cost.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000


                  The following schedule summarizes the components of other investments as of December 31, 2001. There were no other investments as of December 31, 2002.

                                                         As of December 31, 2001
                                                       ----------------------------
                                                        Fair Value         Cost
                                                       ------------    ------------
                  Equity investments                   $  1,058,613       1,058,613
                  Marketable securities                      24,358          23,113
                  Note receivable                         1,028,741       1,028,741
                                                       ------------    ------------
                       Total other investments         $  2,111,712       2,110,467
                                                       ============    ============

                  The equity investments were predominately private equity investments that were not traded in public markets and cost was considered to approximate fair value. Cost was considered to approximate fair value for the equity investments and the note receivable because they were carried at the amount recoverable from Goff Moore Strategic Partners, L.L.P. ("GMSP") under the put option as discussed below. The Company held an embedded derivative financial instrument in common stock warrants attached to the note receivable. As of December 31, 2001, the exercise price of the warrants was not determinable and, therefore, the warrants were not recorded in the financial statements.

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

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000


                  Realized gains and losses on investments for the years ended December 31, 2002, 2001 and 2000 are presented in the following table:

                                                                        Years ended December 31
                                                              --------------------------------------------
                                                                  2002            2001            2000
                                                              ------------    ------------    ------------
                  Realized gains:
                      Bonds                                   $  4,076,680       3,576,530          17,554
                      Common stock                                      --       2,730,923              --
                      Sale of subsidiary                                --         281,667              --
                      Sale of building                             455,056              --              --
                      Other investments                                 --          20,265          33,602
                                                              ------------    ------------    ------------
                         Total realized gains                    4,531,736       6,609,385          51,156
                                                              ------------    ------------    ------------
                  Realized losses:
                     Bonds                                         470,891          17,456       1,958,067
                      Impairment of bonds                        2,010,670
                      Other investments                              1,327         140,506              --
                      Impairment of other investments                   --       2,176,231              --
                                                              ------------    ------------    ------------
                         Total realized losses                   2,482,888       2,334,193       1,958,067
                                                              ------------    ------------    ------------
                            Net realized gains (losses)       $  2,048,848       4,275,192      (1,906,911)
                                                              ============    ============    ============

                  During 2002, the Company reduced the carrying value of a non-rated commercial mortgage backed security to $0 resulting in a write down of $2,010,670 as a result of a significant increase in the default rate in January and February of 2002 in the underlying commercial mortgage portfolio, which has disrupted the cash flow stream sufficiently to make future cash flows unpredictable. This write down was offset by net realized gains of $3,604,462 recorded from the sale of various bond securities.

                  In August 2002, the Company entered into an amendment to its Investment Management Agreements with GMSP (See "Transactions with Goff Moore Strategic Partners, L.P. - 1999 GMSP Transaction"). The amendment reduces, effective as of October 1, 2002, the minimum aggregate monthly payment owed by the Company to GMSP from $75,000 to $63,195 (with respect to each calendar month from October 2002 through September 2003), $53,750 (with respect to each calendar month from October 2003 through September 2004) and $45,417 (with respect to each calendar month after September 2004). The amendment also changes the date upon which either party to each of the investment management agreements can terminate the agreement at its sole option from October 4, 2002 to September 30, 2005. The amendment was approved by each of the required applicable state insurance departments.

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

                  Proceeds from the sale of bond securities totaled $92,507,319, $61,152,815, and $80,469,659 in

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000


                  2002, 2001 and 2000, respectively. Proceeds from the sale of common stocks totaled $6,027,392 in 2001. There were no sales of common stocks in 2002 or 2000. Proceeds from the sale of other investments totaled $2,111,712, $382,868, and $690,016 in 2002, 2001 and 2000, respectively

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

         (e) Deferred Policy Acquisition Costs and Deferred Ceding Commission Income

                  Policy acquisition costs, principally commissions, premium taxes and certain marketing and underwriting expenses, are deferred and charged to operations over periods in which the related premiums are earned. The marketing expenses are predominately salaries, salary related expenses and travel expenses of the Company's marketing representatives who actively solicit business from the independent general agents. Deferred ceding commission income represents commissions received from reinsurers for premiums ceded to reinsurers, which have not been earned by the Company since the related premiums have not yet been earned. Commission income is paid to the Company by reinsurers as a recovery of the Company's acquisition costs. Statement of Financial Accounting Standards No. 113, paragraphs 18.b and 29, requires this revenue to reduce applicable unamortized acquisition costs in such a manner that unamortized acquisition costs are capitalized and charged to expense in proportion to net revenue recognized. The change in the resulting deferred asset is charged (credited) to operations. The Company utilizes investment income when assessing recoverability of deferred policy acquisition costs. The Company recorded impairments on its deferred policy acquisition costs at December 31, 2002 of $28,386 and at December 31, 2001 of $2,487,009 related to the property and commercial auto lines of business and at December 31, 2000 of $501,930 related to the property and nonstandard personal auto lines of business.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000


                  Information relating to these net deferred amounts, as of and for the years ended December 31, 2002, 2001 and 2000 is summarized as follows:

                                                                                 2002             2001             2000
                                                                             ------------     ------------     ------------
                  Asset balance, beginning of period                         $  3,188,226        2,301,944       14,927,673
                                                                             ------------     ------------     ------------
                    Asset balance acquired through purchase of
                    subsidiary                                                         --               --           12,753
                    Deferred commissions                                        8,150,820       22,961,339       34,050,455
                    Deferred premium taxes, boards & bureaus and fees           1,321,660        2,410,409        2,792,869
                    Deferred marketing and underwriting expenses                       --        2,346,330        2,968,031
                    Deferred ceding commission income                              (7,955)      (4,274,975)     (12,623,698)
                    Amortization                                              (10,950,019)     (20,069,812)     (39,324,209)
                    Impairment                                                    (28,386)      (2,487,009)        (501,930)
                                                                             ------------     ------------     ------------
                          Net change                                           (1,513,880)         886,282      (12,625,729)
                                                                             ------------     ------------     ------------
                  Asset balance, end of period                               $  1,674,346        3,188,226        2,301,944
                                                                             ============     ============     ============

                  The decrease in deferred commissions in 2002 is primarily attributable to the decrease in premium writings in 2002. The decrease in deferred ceding commission income in 2002 is primarily related to the run-off of the quota share treaties in 2002.

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

                  The following schedule summarizes the components of property and equipment:

                                                                              As of December 31
                                                                        -----------------------------
                                                                            2002             2001
                                                                        ------------     ------------
                  Land                                                  $    127,070          865,383
                  Buildings                                                1,007,910        6,391,739
                  Furniture and equipment                                  2,186,387        5,219,400
                  Software                                                 2,666,600        3,600,238
                  Accumulated depreciation and amortization               (5,074,441)      (9,851,888)
                                                                        ------------     ------------
                                                                        $    913,526        6,224,872
                                                                        ============     ============

                  The decrease in land and building is a result of the sale of the former home office building. The decrease in furniture and equipment and in software is a result of disposing of obsolete and fully depreciated items in these categories. The decrease in accumulated depreciation and amortization is a result of the disposals in all categories.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000


         (g)      Software Costs

                  Computer software costs relating to programs for internal use are recorded in property and equipment and are amortized using the straight-line method over five years or the estimated useful life, whichever is shorter. As the Company exits commercial lines, future write-offs of software and equipment will likely occur.

         (h)      Goodwill

                  Goodwill represents the excess of purchase price over fair value of net assets acquired. In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("Statement 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("Statement 142"). Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement
                  142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

                  The Company adopted the provisions of Statement 141 effective July 1, 2001 and Statement 142 effective January 1, 2002. The adoption of Statement 141 had no impact on the consolidated financial statements. The adoption of Statement 142 resulted in the Company no longer amortizing the remaining goodwill. As of the date of adoption, the Company had unamortized goodwill in the amount of $3,468,507 that was subject to the transition provisions of Statements 141 and 142. Had Statement 142 been adopted in 2001 and 2000, there would have been no change in net income for the year ended December 31, 2001 and pro forma net loss for the year ended December 31, 2000 would approximate $18.9 million ((.94) per common share).

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

                  In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement 144"), establishing financial accounting and reporting for the impairment or disposal of long-lived assets. Statement 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted the provisions of Statement 144 effective January 1, 2002. Pursuant to Statement 144 the

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000


                  discontinuance of commercial lines has not been reported as discontinued operations. The adoption of Statement 144 had no other effect on the Company's financial position or results of operation.

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

                  In 2001, the Company decided to no longer pursue a long-term geographic expansion strategy in personal automobile beyond that of its core operation in Florida, and sold Tri-State to Tri-State's president for $935,000 in cash on August 31, 2001. The remaining goodwill associated with the Tri-State acquisition of $5,086,283 was recorded as goodwill impairment during the second quarter of 2001. The Company recognized a capital loss for tax purposes of $5,066,423 from this sale during the second quarter of 2001.

                  Goodwill impairment in 2001 was a result of the Company's decision to no longer pursue a long-term geographic expansion strategy in personal automobile beyond that of its core operation in Florida and to sell its Tri-State agency subsidiary. Tri-State was acquired by the Company in the first quarter of 2000 and failed to achieve profitability during the Company's ownership. Because of the profitability issues surrounding the Lalande Group, (see below), it was decided in the second quarter of 2001 to sell Tri-State to its former owner so the Company could focus all of the personal auto efforts solely on the Lalande Group. As a result the remaining goodwill associated with the Tri-State acquisition was written off in the second quarter of 2001. In December 2001 the Company recorded an impairment of $13,360,603 on the goodwill associated with the 1998 acquisition of the Lalande Group. The Lalande Group was acquired by the Company in the fourth quarter of 1998, it produced a small profit in 1999, but in 2000 it produced a loss. At the end of 2000 the Company was expecting a significant improvement and profitability from the Lalande Group in 2001. During 2001 the Company continued to implement actions throughout the year to return this business to profitability. While results in 2001 showed improvement, they remained unprofitable. In the fourth quarter of 2001 the Company concluded that the value of this operation was significantly below what the Company had paid and accordingly recorded the impairment against goodwill based upon then current estimated market valuation levels of agencies in the personal auto marketplace. Goodwill impairment in 2002 is a result of the Company positioning itself for an exit from the personal auto business in the second quarter of 2002 and the consideration of a sale of the Lalande Group. A re-evaluation of goodwill for the Lalande Group was made during this period and an additional impairment of $2,859,507 was recorded. This re-evaluation was based upon market indications of value contained in a proposal from a potentially interested acquiring party and upon the uncertainty of achieving likely value levels.

                  The remaining goodwill as of December 31, 2002 is $609,000 and is related to the 1998 acquisition of the Lalande Group and reflects a value no less than the estimated fair valuation of combined agency and claims handling operations of this type in the personal auto marketplace. Effective in 2002, goodwill is no longer amortized but will be subject to an impairment test based on its estimated fair value. Therefore, additional impairment losses could be recorded in future periods.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000


         (i)      Treasury Stock

                  The Company records treasury stock in accordance with the "cost method" described in Accounting Principles Board Opinion ("APB") 6. The Company held 844,094 shares of Common Stock as treasury stock at December 31, 2002 and 2001 with a cost basis of $9.12 per share.

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

                  Ultimate liability may be greater or lower than current reserves. Reserves are monitored by the Company using new information on reported claims and a variety of statistical techniques. The reserves are reviewed annually by an outside actuarial firm. The Company does not discount to present value that portion of its claim reserves expected to be paid in future periods. Beginning in third quarter of 2002 and for each quarter thereafter, the Company set reserves equal to the selected reserve estimate as established by an outside actuarial firm. Formerly management set reserves based upon its actuarial analysis.

                  The following table sets forth the changes in unpaid claims and claim adjustment expenses, net of reinsurance cessions, as shown in the Company's consolidated financial statements for the periods indicated:

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000


                                                                                                    As of and for the
                                                                                                  years ended December 31
                                                                                        --------------------------------------------
                                                                                            2002            2001            2000
                                                                                        ------------    ------------    ------------
                                                                                                    (Amounts in thousands)
                  Unpaid claims and claim adjustment expenses, beginning of period      $    181,059         164,160         132,814
                  Less: Ceded unpaid claims and claim adjustment expenses,
                        beginning of period                                                   65,571          37,703          37,299
                                                                                        ------------    ------------    ------------
                  Net unpaid claims and claim adjustment expenses, beginning of
                              period                                                         115,488         126,457          95,515
                                                                                        ------------    ------------    ------------
                  Net claims and claim adjustment expense incurred related to:
                     Current period                                                           50,518          56,920         124,077
                     Prior periods                                                             5,896          30,506          19,362
                                                                                        ------------    ------------    ------------
                        Total net claim and claim adjustment expenses incurred                56,414          87,426         143,439
                                                                                        ------------    ------------    ------------
                  Net claims and claim adjustment expenses paid related to:
                     Current period                                                           23,203          26,776          58,898
                     Prior periods                                                            52,230          71,619          54,683
                                                                                        ------------    ------------    ------------
                        Total net claim and claim adjustment expenses paid                    75,433          98,395         113,581
                                                                                        ------------    ------------    ------------
                  Net reserves acquired through purchase of subsidiary                            --              --           1,084
                                                                                        ------------    ------------    ------------
                  Net unpaid claims and claim adjustment expenses, end of period              96,469         115,488         126,457
                  Plus: Ceded unpaid claims and claim adjustment expenses, end of
                        period                                                                46,802          65,571          37,703
                                                                                        ------------    ------------    ------------
                  Unpaid claims and claim adjustment expenses, end of period            $    143,271         181,059         164,160
                                                                                        ============    ============    ============

                  For 2002 the development in claims and claim adjustment expense incurred was primarily the result of unanticipated development of commercial auto claims for the 2000 accident year and commercial general liability claims for the 2001, 2000 and 1999 accident years. For 2001 the development in claims and claim adjustment expenses incurred was primarily the result of unanticipated development of commercial auto and commercial general liability claims for the 2000, 1999 and 1998 accident years. At December 31, 2002 the Company believes that the carried reserves and the reinsurance agreements currently in force are sufficient to support the future emergence of prior year claim and claim adjustment expenses.

         (l)      Income Taxes

                  The Company and its subsidiaries file a consolidated Federal income tax return. Deferred income tax items are accounted for under the "asset and liability" method which provides for temporary differences between the reporting of earnings for financial statement purposes and for tax purposes, primarily deferred policy acquisition costs, the discount on unpaid claims and claim adjustment expenses, net operating loss carry forwards and the nondeductible portion of the change in unearned premiums. The Company did not pay income taxes during 2002 and 2001. The Company received Federal income tax refunds totaling $250,000 and $251,644 during 2001 and 2000. The
                  Company paid income taxes of $280,000 during 2000.

                  The Company recognized a current tax benefit of $2,607,796 during 2002 as a result of a carry back of alternative minimum tax losses. A change in the tax law during 2002 extended the carry back period for losses to offset income in earlier periods. As a result, the Company was entitled to a tax refund which it received in October 2002.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000


          (m)     Earnings Per Share

                  The following table sets forth the computation of basic and diluted loss per share:

                                                                                       Years ended December 31
                                                                             ----------------------------------------------
                                                                                 2002             2001             2000
                                                                             ------------     ------------     ------------
                  Basic loss per share:

                    Numerator:
                       Net loss                                              $ (8,761,087)     (75,607,047)     (19,551,365)
                       Less: Preferred stock dividends                            670,774          461,344          434,000
                       Less: Accretion of discount on preferred stock           2,657,000        1,867,150          346,164
                                                                             ------------     ------------     ------------
                       Net loss available to common shareholders             $(12,088,861)     (77,935,541)     (20,331,529)
                                                                             ------------     ------------     ------------
                    Denominator:
                       Weighted average shares outstanding                     21,169,736       21,169,736       21,027,699
                                                                             ------------     ------------     ------------
                          Basic loss per share                               $      (0.57)           (3.68)            (.97)
                                                                             ============     ============     ============
                  Diluted loss per share:

                    Numerator:
                       Net loss                                              $ (8,761,087)     (75,607,047)     (19,551,365)
                                                                             ------------     ------------     ------------
                    Denominator:
                       Weighted average shares outstanding                     21,169,736       21,169,736       21,027,699
                       Effect of dilutive securities:
                         Convertible preferred stock                                   --        1,430,769        6,200,000
                                                                             ------------     ------------     ------------
                         Weighted average shares and assumed
                         conversions                                           21,169,736       22,600,505       27,227,699
                                                                             ------------     ------------     ------------
                          Diluted loss per share (1)                         $      (0.57)           (3.68)            (.97)
                                                                             ============     ============     ============

                  (1) The effects of common stock equivalents and convertible preferred stock are antidilutive for the 2002, 2001 and 2000 periods; therefore, diluted loss per share is reported the same as basic loss per share.

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

                  In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." This Statement amends FASB Statement No. 123, "Accounting for Stock Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

                  The Company applies APB 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost been determined consistent with Statement 123 for the options granted, the Company's net income and earnings per share would have been the pro forma amounts indicated below:

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000


                                                                      Years ended December 31
                                  -------------------------------------------------------------------------------------------------
                                              2002                              2001                             2000
                                  -----------------------------     -----------------------------     -----------------------------
                                  As reported       Pro forma       As reported       Pro forma       As reported       Pro forma
                                  ------------     ------------     ------------     ------------     ------------     ------------
Net loss                          $ (8,761,087)      (9,397,373)     (75,607,047)     (76,268,498)     (19,551,365)     (20,098,914)
Less: Preferred stock
    dividends                          670,774          670,774          461,344          461,344          434,000          434,000
Less: Accretion of
    discount on
    preferred stock                  2,657,000        2,657,000        1,867,150        1,867,150          346,164          346,164
                                  ------------     ------------     ------------     ------------     ------------     ------------
Net loss available to
    common shareholders           $(12,088,861)     (12,725,147)     (77,935,541)     (78,596,992)     (20,331,529)     (20,879,078)
                                  ============     ============     ============     ============     ============     ============
Basic loss per
    common share                  $       (.57)            (.60)           (3.68)           (3.71)            (.97)            (.99)
Diluted loss per
    common share                  $       (.57)            (.60)           (3.68)           (3.71)            (.97)            (.99)

                  There were no options granted during 2002 and 2001. The Company granted 531,925 options during 2000. The fair value of the options granted during 2000 were estimated on the dates of grant using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 31.81 to 32.00%, risk free interest rates of 6.31 to 6.66%, expected dividend yields of 1.23 to 1.27 % and an expected life of 7.5 years.

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

                  In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement 144"), establishing financial accounting and reporting for the impairment or disposal of long-lived assets. Statement 144 is effective for fiscal years beginning after December 15, 2001. Pursuant to Statement 144 the discontinuance of commercial lines will not be reported as discontinued operations. The Company believes that the adoption of Statement 144 will have no other effect on the Company's financial position or results of operation.

                  In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("Statement 146"). The provisions of Statement 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of Statement 146 is not expected to have a material effect on the Company's consolidated financial position or result of operations.

                  In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000


                  interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect of the Company's financial statements.

                  In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on the Company's financial statements.

(2)      INVESTMENTS

         The following schedule summarizes the components of net investment income:

                                                          Years ended December 31
                                              ----------------------------------------------
                                                  2002             2001             2000
                                              ------------     ------------     ------------
         Investment income on:
             Fixed maturities                 $  5,423,135       11,022,596       12,137,120
             Common stocks                             209          378,980          602,300
             Other investments                          --            1,418          109,307
             Short-term investments                605,456        1,288,027        2,266,657
                                              ------------     ------------     ------------
                                                 6,028,800       12,691,021       15,115,384
             Investment expenses                (1,713,867)      (4,600,223)      (1,022,470)
                                              ------------     ------------     ------------
               Net investment income          $  4,314,933        8,090,798       14,092,914
                                              ============     ============     ============

         The increase in investment expenses in 2001 was primarily due to the interest charge required under the reserve reinsurance cover agreement the Company entered into effective December 31, 2000. The Company is required to maintain a funds held liability and to increase this liability at an annual interest rate of 7.5%. On March 29, 2002 the reinsurer exercised its option to transfer the trust assets collateralizing the funds held liability to itself and the obligation of the Company to fund the liability at a 7.5% interest rate ceased, therefore investment expenses decreased in 2002.

         In August 2002, the Company entered into an amendment to its Investment Management Agreements with GMSP. See "Transactions with Goff Moore Strategic Partners, L.P. - 1999 GMSP Transaction". The amendment reduces, effective as of October 1, 2002, the minimum aggregate monthly payment owed by the Company to GMSP from $75,000 to $63,195 (with respect to each calendar month from October 2002 through September
         2003), $53,750 (with respect to each calendar month from October 2003 through September 2004), and $45,417 (with respect to each calendar month after September 2004). The amendment also changes the date upon which either party to each of the investment management agreements can terminate such agreements at its sole option from October 4, 2002 to September 30, 2005.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000


         The following schedule summarizes the amortized cost and estimated fair values of investments in debt securities:

                                                                                 Gross          Gross          Estimated
                                                              Amortized       Unrealized      Unrealized          Fair
                                                                 Cost            Gains          Losses           Value
                                                             ------------    ------------    ------------     ------------
                                                                                (Amounts in thousands)
         Fixed maturities:
           Bonds available for sale:
              U.S. Government securities - 2002              $     24,217             730              --           24,947
              U.S. Government securities - 2001                    16,730             470             (33)          17,167
              Tax-exempt state & municipal bonds - 2002               465              15              --              480
              Tax-exempt state & municipal bonds - 2001             8,912             227              --            9,139
              Corporate bonds - 2002                               34,338           3,105            (212)          37,231
              Corporate bonds - 2001                              101,727           5,632            (871)         106,488
           Certificates of deposit - 2002                             645              --              --              645
           Certificates of deposit - 2001                             645              --              --              645
                 Total Fixed maturities - 2002                     59,665           3,850            (212)          63,303
                 Total Fixed maturities - 2001               $    128,014           6,329            (904)         133,439

         As of December 31, 2002 the Standard and Poor's ratings on the Company's bonds available for sale were in the following categories:
         45% AAA, 4% AA, 15% A, 23% BBB, 5% BB and 8% B. No securities were rated below B.

         The amortized cost and estimated fair value of debt securities at December 31, 2002 and 2001, by maturity, are shown below.

                                                                      2002                           2001
                                                          ----------------------------    ----------------------------
                                                                            Estimated                      Estimated
                                                            Amortized         Fair         Amortized          Fair
                                                              Cost            Value           Cost           Value
                                                          ------------    ------------    ------------    ------------
                                                                              (Amounts in thousands)
         Due in one year or less                          $     20,392          20,779          15,463          15,045
         Due after one year but within five years               25,783          27,319          68,984          72,670
         Due after five years but within ten years               9,943          10,782          42,135          44,156
         Due after ten years but within twenty years             3,547           4,423           1,432           1,568
         Due beyond twenty years                                    --              --              --              --
                                                          ------------    ------------    ------------    ------------
                                                          $     59,665          63,303         128,014         133,439
                                                          ============    ============    ============    ============

         Investments of $13,731,408 and $15,398,298, at December 31, 2002 and
         2001, respectively, were on deposit with various regulatory bodies as required by law.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000


(3)      ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

         The following schedule presents the components of other comprehensive
         (loss) income:

                                                                            Years ended December 31
                                                                ----------------------------------------------
                                                                    2002             2001             2000
                                                                ------------     ------------     ------------
         Unrealized gains (losses) on securities:
             Unrealized holding gains during period             $  1,815,607        5,689,937        7,455,491
             Less: Reclassification adjustment for amounts
               included in net income for realized gains
               (losses)                                            3,604,462        6,169,756       (1,906,911)
                                                                ------------     ------------     ------------
             Other comprehensive (loss) income before
               Federal income taxes                               (1,788,855)        (479,819)       9,362,402
             Federal income tax (benefit) expense                   (608,887)        (163,138)       3,218,456
                                                                ------------     ------------     ------------
               Other comprehensive (loss) income                $ (1,179,968)        (316,681)       6,143,946
                                                                ============     ============     ============

         The 2002 reclassification adjustment for amounts included in net income for realized gains (losses) excludes the realized gain on the sale of the building and the realized loss due to the impairment of bonds because these amounts were not a component of accumulated other comprehensive income as of December 31, 2001. The 2001 reclassification adjustment for amounts included in net income for realized gains (losses) excludes the realized gain on the sale of subsidiary and the realized loss due to the impairment of other investments because these amounts were not a component of accumulated other comprehensive income as of December 31, 2000.

(4)      NOTE PAYABLE

         In November 1998, the Company entered into a credit agreement with a commercial bank pursuant to which it borrowed $18,000,000. Interest was due monthly at an interest rate that approximated the 30-day London Interbank Offered Rate ("LIBOR") plus 175 basis points. Principal payments of $500,000 were due each quarter with the balance of $10,500,000 due at maturity of the note on October 1, 2003.

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

         On February 27, 2002 the Company entered into an amendment to the credit agreement which cured covenant breaches and provided for principal prepayments. The Company prepaid $6,100,000 of the indebtedness outstanding under the credit agreement on March 4, 2002. Several covenants in the existing credit agreement were eliminated or modified by the amendment and the interest rate was changed to a base rate (which approximates prime) plus 175 basis points (6.00% at December 31, 2002). The Company paid $500,000 of the indebtedness outstanding under the credit agreement in December 2002 as a result of the sale of GCM. On March 24, 2003 the Company paid $1,939,000 of the indebtedness outstanding under the credit

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000


         agreement, as a result of the dividend received from General Agents of $3,878,000 (see Note 7). The principal amortization schedule was amended such that the remaining $1,761,000 principal balance under the credit agreement is payable in November 2003.

         The Company recorded interest expense of $310,095, $842,368 and $1,409,378 during 2002, 2001 and 2000, respectively. The Company paid interest of $354,140, $920,227 and $1,286,438 during 2002, 2001 and
         2000, respectively. The Company made unscheduled principal prepayments of $2,500,000, $500,000, $200,000 and $500,000 in the first, third and fourth quarters of 2001 and December 2002, respectively, and scheduled principal payments of $500,000 in January, April, July and October of 2001 and in January 2002.

(5)      REINSURANCE

         On February 7, 2002, the Company announced its decision to cease writing commercial lines insurance due to continued adverse claims development and unprofitable underwriting results. Commercial lines insurance also includes specialty lines.

         Ceded

         Commercial Lines

         Prior to 1999 and again beginning in 2001, the Company wrote commercial casualty policy limits up to $1,000,000. For policies with an effective date occurring from 1995 through 1998, and policies with an effective date occurring during 2001 or 2002, the Company has first excess casualty reinsurance for 100% of casualty claims exceeding $500,000 up to the $1,000,000 limits, resulting in a maximum net claim retention per risk of $500,000 for such policies. During 1999 and 2000, the Company wrote commercial casualty policy limits up to $5,000,000. For policies with an effective date occurring in 1999 or 2000, the Company has first excess casualty reinsurance for 100% of casualty claims exceeding $500,000 up to $1,000,000 and second excess casualty reinsurance for 100% of casualty claims exceeding $1,000,000 up to the $5,000,000 limits, resulting in a maximum net claim retention per risk of $500,000. The Company has facultative reinsurance for policy limits written in excess of the limits reinsured under the excess casualty reinsurance agreements.

         Effective December 31, 2000 the Company entered into a quota share reinsurance agreement whereby the Company ceded 100% of its commercial auto liability unearned premiums and 50% of all other commercial business unearned premiums at December 31, 2000 to a non-affiliated reinsurer. For policies with an effective date of January 1, 2001 through December 31, 2001, the Company entered into a quota share reinsurance agreement whereby the Company ceded 20% of its commercial business to a non-affiliated reinsurer. Also effective December 31, 2000, the Company entered into a reserve reinsurance cover agreement with a non-affiliated reinsurer. This agreement reinsures the Company's ultimate net aggregate liability in excess of $32,500,000 up to an aggregate limit of $89,650,000 for net commercial auto liability losses and loss adjustment expense incurred but unpaid as of December 31, 2000. At December 31, 2002 a deferred reinsurance gain of $3,855,062 has been recorded in deferred revenues and $5,194,938 has been recorded in insurance services revenues, which represents the reserve development under the reserve reinsurance cover agreement since its inception at December 31, 2000. The deferred gain item will be recognized in income in future periods based upon the ratio of claims paid in the $57,150,000 layer to the total of the layer. The Company established a reinsurance balance receivable and a liability for funds held

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000


         under reinsurance agreements for the reserves transferred at December 31, 2001 and December 31, 2000. Also in connection with this agreement, the Company was required to maintain assets in a trust fund with a fair value at least equal to the funds held liability. The trust fund was established during the third quarter of 2001 and at December 31, 2001 the assets in the trust had a fair value of $49,553,698. Because the Company's statutory policyholders' surplus fell below certain levels specified in the agreement, the reinsurer had the option to direct the trustee to transfer the assets of the trust to the reinsurer. On March 29, 2002, the reinsurer exercised this option and the trust assets were transferred to the reinsurer. As a result, investments and funds held under reinsurance agreements were reduced by approximately $44,000,000. The Company recorded a realized gain of approximately $486,000 as a result of these transactions. The reinsurer continues to be responsible for reimbursing the Company for claim payments covered under this agreement.

         For 2000 and 2001, the Company has excess casualty clash reinsurance for $5,000,000 in ultimate net losses on any one accident in excess of $1,000,000 in ultimate net losses arising out of each accident. For 2002, the Company has excess casualty clash reinsurance for 35% of $5,000,000 in ultimate net losses on any one accident in excess of $1,000,000 in ultimate net losses arising out of each accident.

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

         Personal Lines

         For its umbrella coverages with policy effective dates occurring in 2000 and 2001, the Company has excess casualty reinsurance for 100% of umbrella claims exceeding $1,000,000 up to $10,000,000 policy limits. For policies with an effective date occurring prior to February 1, 2001, the Company has quota share

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000


         reinsurance for 75% of the first $1,000,000 of umbrella claims resulting in a maximum net claim retention per risk of $250,000. For policies with an effective date occurring February 1, 2001 through December 31, 2001, the Company has quota share reinsurance for 77.5% of the first $1,000,000 of umbrella claims resulting in a maximum net claim retention per risk of $225,000.

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

         The Company's personal auto business is produced by NSL and, prior to August 1, 2001, by Tri-State or written on a direct basis through MCIC. For business produced by NSL with an effective date of April 1, 2000 through December 31, 2000, the Company has excess of loss reinsurance for 100% of claims in excess of $25,000 up to the $100,000 policy limits and quota share reinsurance for 20% of the first $25,000 of claims resulting in a maximum net claim retention per risk of $20,000. For business produced by NSL with an effective date of January 1, 2001 through December 31, 2001, the Company has excess of loss reinsurance for 100% of claims in excess of $25,000 up to the $100,000 policy limits and quota share reinsurance for 50% of the first $25,000 of claims resulting in a maximum net claim retention per risk of $12,500. Effective December 31, 2001, the Company's personal lines excess of loss and quota share reinsurance treaties expired and were not replaced. Under the terms of these treaties, the reinsurer remains liable for claims with regard to policies in force at the date of expiration. Beginning in 2002 the Company no longer writes nonstandard personal auto limits in excess of $25,000 and therefore has no need for excess of loss reinsurance.

         For business produced by Tri-State or written on a direct basis with MCIC with an effective date prior to August 1, 2001, the Company has excess of loss reinsurance for 100% of claims in excess of $25,000 up to the $100,000 policy limits and quota share reinsurance for 50% of the first $25,000 of claims resulting in a maximum net claim retention per risk of $12,500.

         For 2001, the Company carried catastrophe property reinsurance to protect it against catastrophe occurrences for 95% of the property claims that exceed $1,500,000 but do not exceed $13,000,000 for a single catastrophe as well as second event catastrophe property reinsurance for 100% of $1,000,000 excess of $500,000 on a second catastrophic event. In 2002, the Company carried catastrophe property reinsurance to protect it against catastrophe occurrences for property claims that exceed $500,000 but do not exceed $7,000,000. The Company does not have catastrophe reinsurance for business written in 2003 because of the exit from commercial lines and because the cost for coverage for the remaining personal lines was determined to be excessive in relation to the evaluation of risks to be retained.

         Effective August 1, 2001, MGAI and MCIC entered into a fronting arrangement with Tri-State. All business written under this fronting arrangement was ceded to a non-affiliated reinsurer rated "A+ (Superior)" by Best's. The reinsurer has fully indemnified the Company against business, credit and insurance risk. This fronting arrangement was placed in run off during the second quarter of 2002.

         MGAI utilized a reinsurance arrangement in Florida whereby premiums were ceded to a non-affiliated authorized reinsurer and the reinsurer ceded the premiums to General Agents. This was necessary because General Agents was not an authorized reinsurer in Florida until the fourth quarter of 2000. These reinsurance agreements were commuted in the first quarter of 2003, resulting in MGAI assuming the business from the non-affiliated reinsurer.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000


         GCM had entered into fronting arrangements with non-affiliated insurance companies. GCM retained no portion, as the business written under these agreements was 100% ceded. Although these cessions were made to authorized reinsurers rated "A- (Excellent)" or better by Best's, the agreements required that collateral (in the form of trust agreements and/or letters of credit) be maintained to assure payment of the unearned premiums and unpaid claims and claim adjustment expenses relating to the risks insured under these fronting arrangements. The balances in such accounts as of December 31, 2001 and 2000 total $11,548,559 and $24,148,000, respectively. These fronting arrangements continued with GCM after its sale in December 2002 and the Company is no longer involved.

         The amounts deducted in the consolidated financial statements for reinsurance ceded as of and for the years ended December 31, 2002, 2001 and 2000 respectively, are set forth in the following table.

                                                                                   2002             2001            2000
                                                                               ------------     ------------    ------------
         Premiums earned                                                       $ 17,748,690       71,935,247      11,796,216
         Premiums earned - Florida business                                    $     (8,687)         598,135      13,928,709
         Premiums earned - fronting arrangements                               $  7,747,565       17,605,870      27,864,491
         Claims and claim adjustment expenses                                  $ 22,977,004       68,950,651      15,824,110
         Claims and claim adjustment expenses - Florida business               $    703,768        1,075,935      13,215,687
         Claims and claim adjustment expenses - plan servicing                 $   (642,854)         409,339       1,094,163
         Claims and claim adjustment expenses - fronting arrangements          $ (2,569,379)      11,645,471      20,315,134

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

         The amounts included in the Consolidated Balance Sheets for reinsurance ceded under fronting arrangements and reinsurance ceded to the commercial automobile plans of Arkansas, California, Louisiana, Mississippi, and Pennsylvania were as follows:

                                                                                       2002            2001            2000
                                                                                   ------------    ------------    ------------
         Unearned premiums - Florida business                                      $         --              --         617,477
         Unearned premiums - fronting arrangements                                 $    106,145       6,135,014       6,642,887
         Unpaid claims and claim adjustment expenses - Florida business            $    556,574       1,222,401       4,253,582
         Unpaid claims and claim adjustment expenses - plan servicing              $    184,320       1,578,861       4,700,008
         Unpaid claims and claim adjustment expenses - fronting arrangements       $  2,032,541       6,411,608       9,481,175

         The Company remains directly liable to its policyholders for all policy obligations and the reinsuring companies are obligated to the Company to the extent of the reinsured portion of the risks.

         Assumed

         The Company, from time to time, utilizes reinsurance arrangements with various non-affiliated admitted insurance companies, whereby the Company underwrites the coverage and assumes the policies 100% from the companies. These arrangements require that the Company maintain escrow accounts to assure payment of the unearned premiums and unpaid claims and claim adjustment expenses relating to risks insured through such arrangements and assumed by the Company. As of December 31, 2002, 2001, and 2000, the balance in such escrow accounts totaled $7,817,264, $9,578,961 and $15,059,497, respectively. For 2002, 2001 and

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000


         2000 the premiums earned by assumption were $1,738,792, $3,131,323, and $18,243,710, respectively. The assumed unpaid claims and claim adjustment expenses were $16,512,219, $1,839,889 and $5,142,488, for
         2002, 2001 and 2000, respectively. The large increase in 2002 was due to the transfer of unpaid claims and claim adjustment expenses to General Agents in conjunction with the sale of the management contract of GCM in December 2002.

(6)      FEDERAL INCOME TAXES

         In the accompanying consolidated statements of operations, the provisions for Federal income tax as a percent of related pretax income differ from the Federal statutory income tax rate. A reconciliation of income tax expense using the Federal statutory rates to actual income tax expense follows:

                                                                   2002             2001             2000
                                                               ------------     ------------     ------------
         Income tax benefit at 34%                             $ (3,242,477)     (20,087,828)     (10,522,791)
             Tax-exempt interest income                             (59,228)        (240,604)        (988,145)
             Dividends received deduction                               (42)         (76,959)        (144,767)
             Amortization of goodwill                                    --          299,868          327,658
             Goodwill impairment                                    972,232        6,271,941               --
             Tax loss on sale of Tri-State                               --       (1,715,943)              --
             Change in valuation allowance                        1,460,052       31,534,712               --
             Other, net                                              93,853           50,458          (69,975)
                                                               ------------     ------------     ------------
               Income tax (benefit) expense                    $   (775,610)      16,035,645      (11,398,020)
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

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000


         The following table represents the tax effect of temporary differences giving rise to the net deferred tax asset established under Statement 109.

                                                                                          As of December 31
                                                                                   -----------------------------
                                                                                       2002             2001
                                                                                   ------------     ------------
         Deferred tax assets:
             Unpaid claims and claims adjustment expenses                          $  4,609,134        5,596,158
             Unearned premiums                                                          571,303        1,778,305
             Deferred service fee income                                                     --           69,708
             Deferred reinsurance gain                                                1,310,721        2,698,761
             Impairments of securities                                                1,675,741          992,113
             Allowance for doubtful accounts                                            580,070        1,004,752
             Alternative minimum tax credit                                                  --        2,619,735
             Net operating loss                                                      23,017,524       19,818,063
             Capital loss                                                                    --            5,772
             Basis in management contract                                                34,228               --
             Statutory ceding commission in excess of acquisition costs                 705,508               --
             Depreciation and amortization                                              166,356               --
             Other                                                                       22,468           22,044
                                                                                   ------------     ------------
               Total deferred tax assets                                             32,693,053       34,605,411
                                                                                   ------------     ------------
         Deferred tax liabilities:
             Deferred policy acquisition costs and deferred ceding commission
             income                                                                     569,278          321,268
             Unrealized gains on investments                                          1,236,736        1,844,947
             Depreciation and amortization                                                   --          584,334
             Accrual of discount on bonds                                               151,271          320,150
                                                                                   ------------     ------------
               Total deferred tax liabilities                                         1,957,285        3,070,699
                                                                                   ------------     ------------
                  Net deferred tax assets before valuation allowance                 30,735,768       31,534,712
                  Valuation allowance                                               (31,972,504)     (31,534,712)
                                                                                   ------------     ------------
                  Net deferred tax liability                                       $ (1,236,736)              --
                                                                                   ============     ============

         In assessing the realization of its deferred tax assets, management considers whether it is more likely than not that a portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon management's consideration of expected reversal of deferred tax liabilities and projected future taxable income, management believes it is more likely than not that the Company will not realize the benefits of these deferred tax assets in the near future. In 2001 the Company recorded a valuation allowance against its Federal income tax asset. While the Company produced a loss in 2000, at the end of 2000 the Company projected earnings in 2001 with subsequent increases each year thereafter. During 2001 the Company continued to implement actions to return to profitability, both in commercial lines and the personal lines. However, earnings in 2001 did not materialize and in the first quarter of 2002 the Company announced it was discontinuing the writing of its largest line of business, commercial lines, due to continued adverse claims development and unprofitable results. At that time the prospects for significant profits in personal lines, its only remaining line of business, were unclear. Because the Company had no near-term expectation of profitable results, it was necessary to fully reserve the deferred tax asset due to uncertainty of future profitable results which could utilize this asset. In 2002 the Company continued to record unprofitable results and has no expectation of significant profits at this time.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000


         The Company recognized a current tax benefit of $2,607,796 during the third quarter of 2002 as a result of a carry back of alternative minimum tax losses. A change in the tax law during 2002 extended the carry back period for losses to offset income in earlier periods. As a result, the Company was entitled to a tax refund which it received in October 2002. The Company recorded deferred tax expense during the first quarter of 2002 due to an increase in the deferred tax asset valuation allowance, as a result of excluding the effects of unrealized gains in the deferred tax asset. Gross deferred tax assets and the valuation allowance were reduced in the amount of $1,022,260 due to the sale of GCM.

         As of December 31, 2002, the Company has net operating loss carry forwards for tax purposes of approximately $692,719, $23,752,756, $33,950,174 and $9,302,951 which, if not utilized, will expire in 2018, 2020, 2021 and 2022, respectively.

(7)      SHAREHOLDERS' EQUITY

         GNAC has 250,000,000 shares of authorized $.10 par value common stock (the "Common Stock"). Of the authorized shares 22,013,830 were issued as of December 31, 2002 and 2001, respectively, and 21,169,736 were outstanding as of December 31, 2002 and 2001, respectively.

         On October 4, 1999 GNAC sold to GMSP, for an aggregate purchase price of $31,620,000 (i) 31,620 shares of Series A Preferred Stock, which are convertible into 6,200,000 shares of Common Stock at a conversion price of $5.10 per share and, should the Company pay dividends on its Common Stock, the Series A Preferred Stock would be entitled to dividends as if converted into Common Stock, (ii) the Series A Warrant to purchase an aggregate of 1,550,000 shares of Common Stock at an exercise price of $6.375 per share with an expiration of October 2004 and (iii) the Series B Warrant to purchase an aggregate of 1,550,000 shares of Common Stock at an exercise of $8.50 per share with an expiration date of October 2006. As a result of the value attributable to the Common Stock purchase warrants issued with the Series A Preferred Stock, the Series A Preferred Stock was issued at a discount which is being amortized over a five year period using the effective interest method. Proceeds were allocated based upon the relative fair values of the Series A Preferred Stock, and the Series A Warrants and the Series B Warrants. The Series A Warrants and the Series B Warrants are anti-dilutive.

         On March 23, 2001, GNAC consummated the 2001 GMSP Transaction with GMSP pursuant to which, among other things, the Company issued shares of its newly created Series C Preferred Stock to GMSP in exchange for an aggregate purchase price of $3 million in cash.

         The annual dividend rate on the Series C Preferred Stock is 10% until March 23, 2004 and 20% thereafter. Unpaid dividends are cumulative and compounded. The Series C Preferred Stock is redeemable at GNAC's option after March 23, 2006 and at the option of the majority holders after March 23, 2007 at a price of $1,000 per share ($3,000,000) plus accrued and unpaid dividends. The Series C Preferred Stock is not convertible into Common Stock.

         The agreement with GMSP was conditioned upon the following changes in the securities currently held by GMSP. The exercise prices of the Series A Warrant and the Series B Warrant held by GMSP were amended to equal $2.25 and $2.5875 per share, respectively. Each of these warrants provides for the purchase of 1,550,000 million shares of Common Stock, subject to adjustment. Further, GNAC is required to redeem the outstanding shares of its Series A Preferred Stock on January 1, 2006, subject to certain conditions at a price of $1,000 per share ($31,620,000) plus unpaid dividends, if any. Any Series A Preferred Stock unredeemed for any reason after that date would accrue interest, payable quarterly at a rate equal to eight percent per year with any unpaid interest compounded annually.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000


         On March 23, 2001, GNAC consummated the Stallings Transaction pursuant to which, among other things, GNAC issued shares of its newly created Series B Preferred Stock and a Warrant to purchase an aggregate of 1,050,000 shares of Common Stock at $2.25 per share in exchange for an aggregate purchase price of $3 million in cash. The annual dividend provisions and the redemption provisions of the Series B Preferred Stock are the same as those for the Series C Preferred Stock. The Series B Preferred Stock is convertible into Common Stock at $2.25 per share. Subject to adjustment for certain events, the Series B Preferred Stock is convertible into a maximum of 1,333,333 shares of Common Stock. The Warrant expires in March 2006.

         The transaction dated March 23, 2001 results in all preferred stock being redeemable. The discount on the preferred stock is being amortized over the period until redemption using the effective interest method. At December 31, 2002, there was $10,394,000 in unaccreted discount on the Series A and Series B Preferred Stock and $1,132,118 in accrued dividends on the Series B and Series C Preferred Stock.

         In 2000, GNAC paid quarterly cash dividends of $.0175 per share on its common stock for every quarter. The Board of Directors discontinued quarterly dividends on the common stock in February 2001.

         The Company's Common Stock commenced trading on the OTC Bulletin Board on April 15, 2002 under the ticker symbol "GNAC". The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last sale price and volume information in over-the-counter equity securities.

         The following table presents the statutory policyholders' surplus and statutory net income (loss) as of and for the years ended December 31, 2002, 2001, and 2000:

                                                                   As of and for the years ended December 31
                                                         ---------------------------------------------------------------
                                                             2002                     2001                      2000
                                                         ------------     -----------------------------     ------------
                                                                          As reported As adjusted
         Statutory policyholders' surplus:
          General Agents and MGAI                        $ 38,780,392       47,749,966       44,852,966       72,383,234
          MCIC                                              2,964,574        3,078,162        3,045,162        3,149,255
          GCM                                                      --        2,000,000        2,000,000        2,000,000
                                                         ------------     ------------     ------------     ------------
           Consolidated statutory policyholders'
             surplus                                     $ 41,744,966       52,828,128       49,898,128       77,532,489
                                                         ============     ============     ============     ============
         Statutory net (loss) income:
          General Agents and MGAI                        $ (6,376,646)     (19,975,679)     (22,872,679)     (13,173,203)
          MCIC                                                166,796         (110,898)        (143,898)         144,869
          GCM (through 12/2/02)                            (1,747,973)       1,265,681        1,204,921         (331,520)
                                                         ------------     ------------     ------------     ------------
           Consolidated statutory net loss               $ (7,957,823)     (18,820,896)     (21,811,656)     (13,359,854)
                                                         ============     ============     ============     ============

         The 2001 "as adjusted" consolidated statutory policyholders' surplus and consolidated statutory net loss reflects $3,000,000 in C & CAE reserve development that was recorded subsequent to the issuance of the statutory financial statements as filed with the respective state insurance departments. In addition, in the first quarter of 2002, General Agents declared and paid a $7,238,000 cash dividend to GNAC and reduced the carrying value of an investment to $0 resulting in a write-down of approximately $2,010,000. These actions reduce consolidated statutory policyholders' surplus on a pro-forma basis to approximately $40,650,000.

         The Company's statutory capital exceeds the benchmark capital level under the Risk Based Capital formula for its insurance companies that are subject to Risk Based Capital requirements. The Company adopted the NAIC Accounting Practices and Procedures (Codification of Statutory Accounting) effective January 1, 2001,

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000


         which resulted in a decrease to consolidated statutory policyholders' surplus of $1,123,936.

         Statutes in Texas and Oklahoma restrict the payment of dividends by the insurance company subsidiaries to the available surplus funds derived from their realized net profits. The maximum amount of cash dividends that each subsidiary ordinarily may declare without regulatory approval in any 12-month period is the greater of net income for the 12-month period ended the previous December 31 or ten percent (10%) of policyholders' surplus as of the previous December 31. On March 20, 2003, General Agents (the Oklahoma subsidiary) paid dividends to GNAC of $3,878,000, based on its surplus amounts at December 31, 2002.

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

(8)      BUSINESS TRANSACTIONS

         On October 4, 1999 GNAC sold to GMSP, for an aggregate purchase price of $31,620,000 (i) 31,620 shares of Series A Preferred Stock, which are convertible into 6,200,000 shares of Common Stock at a conversion price of $5.10 per share, (ii) the Series A Warrant to purchase an aggregate of 1,550,000 shares of Common Stock at an exercise price of $6.375 per share and (iii) the Series B Warrant to purchase an aggregate of 1,550,000 shares of Common Stock at an exercise of $8.50 per share (the "1999 GMSP Transaction"). At closing GNAC and its insurance company subsidiaries entered into Investment Management Agreements with GMSP pursuant to which GMSP manages their respective investment portfolios. Completion of the 1999 GMSP Transaction concluded the strategic alternatives review process that the Company initiated in 1998. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Operations."

         On March 23, 2001, the Company consummated a transaction with GMSP pursuant to which, among other things, the Company issued shares of its newly created Series C Preferred Stock to GMSP in exchange for

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000


         an aggregate purchase price of $3 million in cash (the "2001 GMSP Transaction"). In the 2001 GMSP Transaction, the Company and GMSP changed certain terms of certain of the securities issued to GMSP pursuant to the 1999 GMSP Transaction and the Company undertook to redeem the Series A Preferred Stock in 2006, subject to certain conditions. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Operations."

         On March 23, 2001, the Company consummated a transaction with Robert W. Stallings pursuant to which, among other things, the Company issued shares of its newly created Series B Preferred Stock and a warrant to purchase an aggregate of 1,050,000 shares of GNAC Common Stock at $2.25 per share in exchange for an aggregate purchase price of $3 million in cash (the "Stallings Transaction"). See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Operations."

         On December 2, 2002, the Company completed the sale and transfer of the management contract controlling GCM to an affiliate of Liberty, for a purchase price of up to $10 million, of which $1 million was paid at closing and the balance is payable in contingent payments through September 2009 (see Note (1)(b) Nature of Operations).

         The Company sold the office building at 500 Commerce Street in Fort Worth, Texas, where the Company's principal executive offices and commercial insurance operations were located, to an unaffiliated third party for $5 million on August 30, 2002. The Company recorded a gain of $455,056 from this transaction. As a result, the Company leased new office space to house its principal executive offices and commercial insurance operations (see Note (1)(b) Nature of Operations).

(9)      BENEFIT PLANS

         At December 31, 2001, the Company had two plans under which options to purchase shares of GNAC's common stock could be granted: the 1995 Stock Option Plan ("95 Plan") and the 1998 Long-Term Incentive Plan ("98 Plan"). The 1990 Stock Option Plan and all unexercised options thereunder expired during 2000. The 95 Plan was approved by the shareholders on May 10, 1996 and 1,071,000 shares currently are reserved and available for issuance under this plan. Options granted under the 95 Plan have a maximum ten year term and are exercisable at the rate of 20% immediately upon grant and 20% on each of the first four anniversaries of the grant date. The 98 Plan was approved by the shareholders on July 17, 1998, and the aggregate number of shares of common stock that may be issued under the 98 Plan is limited to 1,000,000 and 595,235 shares currently are reserved and available for issuance under this plan. Under the 98 Plan, stock options (including incentive stock options and non-qualified stock options), stock appreciation rights and restricted stock awards may be made. In 2000 options for 531,925 shares were granted to officers, directors and employees of the Company under the 98 Plan at an average exercise price of $5.57 per share. In 1998 options for 579,710 shares were granted to Glenn W. Anderson under an employment agreement at an exercise price of $5.75 per share. The exercise price of each outstanding option equals the market price of the GNAC's common stock on the date of grant.

         A summary of the status of the Company's outstanding options as of December 31, 2002, 2001 and 2000, and changes during the years ended December 31, 2002, 2001 and 2000 is presented below:

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000


                                                2002                           2001                              2000
                                   -----------------------------    -----------------------------    -----------------------------
                                                      Weighted                         Weighted                         Weighted
                                                      Average                          Average                          Average
                                    Underlying        Exercise       Underlying        Exercise       Underlying        Exercise
                                      Shares            Price          Shares           Price           Shares           Price
                                   ------------     ------------    ------------     ------------    ------------     ------------
Options outstanding,
  beginning of period:                1,705,335     $       6.81       1,815,630     $       6.79       1,565,147     $       6.49
Options granted                              --     $         --              --     $         --         531,925     $       5.57
Options exercised                            --     $         --              --     $         --        (249,903)    $       2.18
Options forfeited                      (190,101)    $       5.79        (110,295)    $       6.69         (31,539)    $       7.35
                                   ------------                     ------------                     ------------
Options outstanding,
  end of period                       1,515,234     $       6.93       1,705,335     $       6.81       1,815,630     $       6.79
                                   ============                     ============                     ============
Options exercisable at
  end of period                       1,258,804                        1,350,220                        1,287,601
Weighted average fair value of
  options granted during period         N/A                               N/A                                2.71

         The following table summarizes information for the stock options outstanding at December 31, 2002:

                                     Options Outstanding                           Options Exercisable
                        ------------------------------------------------      ------------------------------
                           Number      Weighted Average     Weighted            Number          Weighted
         Range of       Outstanding        Remaining         Average          Exercisable        Average
     Exercise Prices    at 12/31/02    Contractual Life   Exercise Price      at 12/31/02     Exercise Price
     ---------------    -----------    ----------------   --------------      -----------     --------------
        $ 5 to 7          1,121,395        3.18 years      $       5.72           864,965      $       5.75
        $ 7 to 9             42,000        4.36 years      $       8.31            42,000      $       8.31
        $ 9 to 11           351,839        4.36 years      $      10.63           351,839      $      10.63
                       ------------                                          ------------
        $ 5 to 11         1,515,234        3.48 years      $       6.93         1,258,804      $       7.20
                       ============                                          ============

         The Company has a 401(k) plan for the benefit of its eligible employees. The Company made quarterly contributions to the plan which totaled $148,634, $232,663 and $265,836 during 2002, 2001 and 2000, respectively.

         Because of their importance to the Company, in August 2002 the Company entered into executive severance agreements with two senior executives, Richard M. Buxton and Daniel J. Coots. The agreements generally provide that the Company shall pay the executive, upon termination of the employment of the executive by the Company without cause or by the executive with good reason during the term of the agreement, a lump sum severance amount equal to the base annual salary of the executive as of the date that the executive's employment with the Company ends. The current base annual salaries of Mssrs. Buxton and Coots are $170,000 and $155,000, respectively. The executive severance agreements do not supersede the change in control agreements or any other severance agreements the employees may have with the Company. Richard A. Laabs, a former senior executive of the Company, also entered into an executive severance agreement with the Company in August 2002, but did not receive any severance payments pursuant to such agreement when resigned his employment with the Company in January 2003.

         The Company entered into retention incentive agreements with sixteen employees, three of whom are officers of the Company.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000


         Each of the retention incentive agreements generally requires that the Company pay the applicable employee an amount based upon the employee's annual base salary, less amounts owed by the Company to the employee pursuant to any change in control or severance agreements the employee may have with the Company. The Company's obligation to make payments under each retention incentive agreement is conditioned upon the employee remaining in the employ of the Company through a specified date, unless terminated earlier by the Company without cause or by the employee with good reason. The Company could be obligated to make up to an aggregate of approximately $793,000 in payments under the retention incentive agreements. Other than Jackiben N. Wisdom (who was not one of the five most highly compensated employees of the Company at the time he entered into his retention agreement), none of the five most highly compensated employees of the Company are parties to the retention incentive agreements.

         In December 2002, McRae B. Johnston, the President - Personal Lines Division of the Company, resigned his employment with the Company and each of its subsidiaries other than MGAI, where Mr. Johnston remained employed until March 1, 2003. The Company and Mr. Johnston entered into separation agreements and releases (the "Release Agreements") pursuant to which the Company and Mr. Johnston each mutually released the other from obligations under the stock purchase agreement and employment contract between the Company and Mr. Johnston and generally from any and all other claims that each otherwise may have had against the other. The Company paid Mr. Johnston an aggregate of $400,000 pursuant to the Release Agreements. Mr. Johnston also entered into a one-year Consulting Agreement with MGAI effective after the conclusion of his employment with MGAI on March 1, 2003 pursuant to which MGAI will pay Mr. Johnston an aggregate of $200,000 to be made in four equal payments of $50,000 each in March, June, September and December of 2003.

(10)     SEGMENT REPORTING

         On February 7, 2002, the Company announced its decision to discontinue writing commercial lines insurance business due to continued adverse claims development and unprofitable results.

         During 2001 the Company made operating decisions and assessed performance for the commercial lines segment and the personal lines segment. The commercial lines segment wrote primarily commercial auto, general liability and other. The personal lines segment writes primarily nonstandard personal auto coverages. The Company considers many factors including the nature of the insurance product and distribution strategies in determining how to aggregate operating segments.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000


         The following tables represent a summary of segment data as of and for the years ended December 31, 2002, 2001 and 2000:

                                                                                    2002
                                                      ------------------------------------------------------------------
                                                       Commercial         Personal
                                                         Lines             Lines             Other             Total
                                                      ------------      ------------      ------------      ------------
                                                                        (Dollar amounts in thousands)
         Gross premiums written                       $     11,992            32,231                --            44,223
                                                      ============      ============      ============      ============
         Net premiums earned                          $     27,929            32,338                --            60,267
         Net investment income                               1,738             2,522                55             4,315
         Insurance services                                  3,703              (601)            1,182             4,284
         Expenses                                          (41,518)          (34,364)           (1,400)          (77,282)
                                                      ------------      ------------      ------------      ------------
             Operating loss                                 (8,148)             (105)             (163)           (8,416)
         Net realized gains                                     --                --             2,049             2,049
         Interest expense                                       --              (310)               --              (310)
         Amortization expense                                   --                --                --                --
         Goodwill impairment                                    --            (2,860)               --            (2,860)
                                                      ------------      ------------      ------------      ------------
             (Loss) income before Federal income
                taxes                                 $     (8,148)           (3,275)            1,886            (9,537)
                                                      ============      ============      ============      ============

         Combined ratio (U.S. GAAP) basis                    148.7%            106.3%                0%            125.9%
                                                      ============      ============      ============      ============

               Total assets                           $    134,470            72,774             7,145           214,389
                                                      ============      ============      ============      ============

         The following table provides additional detail of segment revenue components by product line.

                                                                         2002
                                              ------------------------------------------------------------
                                               Commercial      Personal
                                                 Lines           Lines           Other           Total
                                              ------------    ------------    ------------    ------------
                                                              (Dollar amounts in thousands)
         Gross premiums written:
           Commercial auto                    $      6,913              --              --           6,913
           General liability                         4,555              --              --           4,555
           Personal auto                                --          31,804              --          31,804
           Other                                       524             427              --             951
                                              ------------    ------------    ------------    ------------
         Total gross premiums written         $     11,992          32,231              --          44,223
                                              ============    ============    ============    ============

         Net premiums earned:
           Commercial auto                    $     16,738              --              --          16,738
           General liability                         9,898              --              --           9,898
           Personal auto                                --          31,785              --          31,785
           Other                                     1,293             553              --           1,846
                                              ------------    ------------    ------------    ------------
         Total net premiums earned            $     27,929          32,338              --          60,267
                                              ============    ============    ============    ============

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000


                                                                                              2001
                                                               ------------------------------------------------------------------
                                                                Commercial        Personal
                                                                  Lines             Lines            Other              Total
                                                               ------------      ------------      ------------      ------------
                                                                                  (Dollar amounts in thousands)
         Gross premiums written                                $     68,499            48,684                --           117,183
                                                               ============      ============      ============      ============
         Net premiums earned                                   $     36,891            31,836                --            68,727
         Net investment income                                        5,413             2,531               147             8,091
         Insurance services                                              --            (1,310)            1,637               327
         Expenses                                                   (83,928)          (34,665)           (1,738)         (120,331)
                                                               ------------      ------------      ------------      ------------
             Operating (loss) income                                (41,624)           (1,608)               46           (43,186)
         Net realized gains                                              --                --             4,275             4,275
         Interest expense                                                --              (842)               --              (842)
         Amortization expense                                            --              (882)               --              (882)
         Goodwill impairment                                             --           (18,447)               --           (18,447)
                                                               ------------      ------------      ------------      ------------
             (Loss) income before Federal income
             taxes and cumulative effect of change
             in accounting principal                           $    (41,624)          (21,779)            4,321           (59,082)
                                                               ============      ============      ============      ============

         Combined ratio (U.S. GAAP) basis                            227.5%            108.9%                 0%           172.6%
                                                               ============      ============      ============      ============

               Total assets                                    $    276,275            76,332            26,611           379,218
                                                               ============      ============      ============      ============

         The following table provides additional detail of segment revenue components by product line.

                                                                                              2001
                                                               ------------------------------------------------------------------
                                                                Commercial        Personal
                                                                  Lines             Lines            Other              Total
                                                               ------------      ------------      ------------      ------------
                                                                                  (Dollar amounts in thousands)
         Gross premiums written:
           Commercial auto                                     $     40,112                --                --            40,112
           General liability                                         25,253                --                --            25,253
           Personal auto                                                 --            42,619                --            42,619
           Other                                                      3,134             6,065                --             9,199
                                                               ------------      ------------      ------------      ------------
         Total gross premiums written                          $     68,499            48,684                --           117,183
                                                               ============      ============      ============      ============

         Net premiums earned:
           Commercial auto                                     $     18,240                --                --            18,240
           General liability                                         16,363                --                --            16,363
           Personal auto                                                 --            29,096                --            29,096
           Other                                                      2,288             2,740                --             5,028
                                                               ------------      ------------      ------------      ------------
         Total net premiums earned                             $     36,891            31,836                --            68,727
                                                               ============      ============      ============      ============

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000


                                                                                              2000
                                                               ------------------------------------------------------------------
                                                                Commercial        Personal
                                                                  Lines             Lines            Other              Total
                                                               ------------      ------------      ------------      ------------
                                                                                  (Dollar amounts in thousands)
         Gross premiums written                                $    113,354            54,932                --           168,286
                                                               ============      ============      ============      ============
         Net premiums earned                                   $    107,922            43,534                --           151,456
         Net investment income                                        8,671             4,301             1,121            14,093
         Insurance services                                              --               354               700             1,054
         Expenses                                                  (141,454)          (49,847)           (1,971)         (193,272)
                                                               ------------      ------------      ------------      ------------
             Operating loss                                         (24,861)           (1,658)             (150)          (26,669)
         Net realized gains                                              --                --            (1,907)           (1,907)
         Interest expense                                                --            (1,409)               --            (1,409)
         Amortization expense                                            --              (964)               --              (964)
                                                               ------------      ------------      ------------      ------------
             Loss before Federal income taxes                  $    (24,861)           (4,031)           (2,057)          (30,949)
                                                               ============      ============      ============      ============
         Combined ratio (U.S. GAAP) basis                             131.1%            114.5%                0%            126.3%
                                                               ============      ============      ============      ============

         Total assets                                          $    308,148            84,599            82,296           475,043
                                                               ============      ============      ============      ============

         The following table provides additional detail of segment revenue components by product line.

                                                                                              2000
                                                               ------------------------------------------------------------------
                                                                Commercial        Personal
                                                                  Lines             Lines            Other              Total
                                                               ------------      ------------      ------------      ------------
                                                                                  (Dollar amounts in thousands)
         Gross premiums written:
           Commercial auto                                     $     74,748                --                --            74,748
           General liability                                         32,511                --                --            32,511
           Personal auto                                                 --            47,914                --            47,914
           Other                                                      6,095             7,018                --            13,113
                                                               ------------      ------------      ------------      ------------
         Total gross premiums written                          $    113,354            54,932                --           168,286
                                                               ============      ============      ============      ============

         Net premiums earned:
           Commercial auto                                     $     78,341                --                --            78,341
           General liability                                         23,908                --                --            23,908
           Personal auto                                                 --            41,157                --            41,157
           Other                                                      5,673             2,377                --             8,050
                                                               ------------      ------------      ------------      ------------
         Total net premiums earned                             $    107,922            43,534                --           151,456
                                                               ============      ============      ============      ============

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000


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

         The Company does not have any financial instruments where there is off-balance-sheet-risk of accounting loss due to credit or market risk. There is credit risk in the premiums receivable and reinsurance balances receivable of the Company. At December 31, 2002 the Company had claims receivables that were material with regard to shareholders' equity from Hartford Fire Insurance Company of approximately $2,819,000 and Motors Insurance Corporation of approximately $1,947,000.

(12)     QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following table contains selected unaudited consolidated financial data for each quarter (in thousands, except per share data):

                                            2002 Quarter                                       2001 Quarter
                          ------------------------------------------------    ------------------------------------------------
                           Fourth        Third       Second        First       Fourth        Third       Second        First
                          ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
Gross premiums written    $   6,846        8,942        8,781       19,653       22,873       27,079       29,127       38,104
Total revenues            $  14,684       16,675       19,781       19,776       21,865       19,933       19,346       20,276
Total expenses            $  14,674       19,043       24,581       22,154       61,428       26,292       30,579       22,203
Net gain (loss)           $      23          240       (4,801)      (4,223)     (62,249)      (4,291)      (7,879)      (1,188)
Loss per common share:
  Basic                   $   (0.04)       (0.03)        (.27)        (.24)       (2.98)        (.24)        (.41)        (.06)
  Diluted                 $   (0.04)       (0.03)        (.27)        (.24)       (2.98)        (.24)        (.41)        (.06)
Common share prices (a)
  High                          .14          .06          .35         1.93         1.76         1.55         1.90       4.0625
  Low                           .02          .02          .05          .25         1.30         1.10         1.10         1.40

         (a) As reported by the New York Stock Exchange for 2001 through April 14, 2002 and reported by the OTC Bulletin Board for April 15, 2002 to the fourth quarter of 2002.

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

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000


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

            INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTARY INFORMATION




The Board of Directors and Shareholders
GAINSCO, INC:


Under date of March 24, 2003 we reported on the consolidated balance sheets of GAINSCO, INC. and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, shareholders' equity and comprehensive loss and cash flows for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Our report refers to a change in accounting for goodwill and other intangible assets in 2002 as a result of the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and to a change in the method of accounting for residual interests in securitizations in 2001 as a result of the adoption of EITF 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets."




                                                      /s/ KPMG LLP
                                                      -------------------------
                                                      KPMG LLP
Dallas, Texas
March 24, 2003

                                                                      SCHEDULE I

                         GAINSCO, INC. AND SUBSIDIARIES
                         Summary of Investments - Other
                       Than Investments in Related Parties

                             (Amounts in thousands)



                                                As of December 31
                                   ---------------------------------------------
                                            2002                   2001
                                   ---------------------   ---------------------
                                               (Amounts in thousands)
                                   Amortized      Fair     Amortized      Fair
                                     Cost        Value       Cost        Value
                                   ---------   ---------   ---------   ---------
Type of Investment
    Fixed Maturities:
     Bonds available for sale:
      U.S. Government securities   $  24,217      24,947      16,730      17,167
      Tax-exempt municipal bonds         465         480       8,912       9,139
      Corporate bonds                 34,338      37,231     101,727     106,488
    Certificates of deposit              645         645         645         645
    Marketable securities                 --          --       2,110       2,112
                                   ---------   ---------   ---------   ---------
                                      59,665      63,303     130,124     135,551
                                   ---------   ---------   ---------   ---------
Short-term investments                51,671      51,671      45,127      45,127
                                   ---------   ---------   ---------   ---------
        Total investments          $ 111,336     114,974     175,251     180,678
                                   =========   =========   =========   =========



See accompanying independent auditors' report on supplementary information.

                                                                     SCHEDULE II

                CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                                  GAINSCO, INC.
                                (PARENT COMPANY)

                                 Balance Sheets
                           December 31, 2002 and 2001

                                                                                2002              2001
                                                                           --------------    --------------
                                  Assets
Investments in subsidiaries                                                $   42,726,032        56,403,052
Other investments, at cost (which approximates fair value)                             --         2,087,354
Short term investments                                                          4,461,558         2,125,213
Cash                                                                                4,793             3,119
Net receivables from subsidiaries                                                      --           482,750
Deferred Federal income taxes (net of valuation allowance $4,830,024
     in 2002 and $3,840,789 in 2001)                                                   --                --
Other assets                                                                       50,025           118,290
Goodwill                                                                          609,000         3,468,507
                                                                           --------------    --------------
          Total assets                                                     $   47,851,408        64,688,285
                                                                           ==============    ==============
                   Liabilities and Shareholders' Equity
Liabilities:
    Accounts payable                                                       $           --           120,704
    Net payables to subsidiaries                                                  218,623                --
    Note payable                                                                3,700,000        10,800,000
    Other liabilities                                                              90,000                --
    Current Federal income taxes                                                1,237,571         1,221,308
                                                                           --------------    --------------
          Total liabilities                                                     5,246,194        12,142,012
                                                                           --------------    --------------
Redeemable convertible preferred stock - Series A ($1,000 stated value,
    31,620 shares authorized, 31,620 issued at December 31, 2002 and
    December 31, 2001), liquidation value of $31,620,000                       21,343,000        18,722,000
Redeemable convertible preferred stock - Series B ($1,000 stated value,
    3,000 shares authorized, 3,000 issued at December 31, 2002 and
    December 31, 2001), at liquidation value                                    3,449,057         3,077,672
Redeemable preferred stock - Series C ($1,000 stated value, 3,000 shares authorized, 3,000 issued at December 31, 2002 December 31, 2001), at
    liquidation value                                                           3,566,057         3,230,672
                                                                           --------------    --------------
                                                                               28,358,114        25,030,344
                                                                           --------------    --------------
Shareholders' equity:
    Common stock ($.10 par value, 250,000,000 shares authorized,
      22,013,830 issued at December 31, 2002 and December 31, 2001)             2,201,383         2,201,383
    Common stock warrants                                                         540,000           540,000
    Additional paid-in capital                                                100,866,124       100,866,124
    Accumulated other comprehensive income                                      2,400,722         3,580,690
    Retained deficit                                                          (84,066,604)      (71,977,743)
    Treasury stock, at cost (844,094 shares at December 31,
      2002 and December 31, 2001)                                              (7,694,525)       (7,694,525)
                                                                           --------------    --------------
          Total shareholders' equity                                           14,247,100        27,515,929
                                                                           --------------    --------------
              Total liabilities and shareholders' equity                   $   47,851,408        64,688,285
                                                                           ==============    ==============

See accompanying notes to condensed financial statements.

See accompanying independent auditors' report on supplementary information.

                                                                     SCHEDULE II

                CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                                  GAINSCO, INC.
                                (PARENT COMPANY)

                            Statements of Operations
                   Years ended December 31, 2002, 2001 and 2000


                                                             2002            2001            2000
                                                         ------------    ------------    ------------
Revenues:
    Dividend income                                      $ 12,060,048         500,000       1,930,000
    Investment income                                          54,993         146,354       1,121,049
    Realized capital (losses) gains                                --      (1,643,781)         26,676
                                                         ------------    ------------    ------------
       Total revenues                                      12,115,041        (997,427)      3,077,725
                                                         ------------    ------------    ------------
Expenses:
    Interest expense                                          310,095         842,368       1,409,378
    Amortization of goodwill                                       --         881,965         963,700
    Operating expense                                       1,678,188       1,868,240       2,118,502
    Goodwill impairment                                     2,859,507      18,446,886              --
                                                         ------------    ------------    ------------
       Total expenses                                       4,847,790      22,039,459       4,491,580
                                                         ------------    ------------    ------------
          Operating income (loss) before
             Federal income taxes                           7,267,251     (23,036,886)     (1,413,855)
Federal income taxes:
    Current expense                                           348,323         596,386         756,576
    Deferred expense (benefit)                                     --       2,016,628      (1,572,735)
                                                         ------------    ------------    ------------
                                                              348,323       2,613,014        (816,159)
                                                         ------------    ------------    ------------
          Income (loss) before equity in undistributed
             income (loss) of subsidiaries                  6,918,928     (25,649,900)       (597,696)
Equity in undistributed loss of subsidiaries              (15,680,015)    (49,957,147)    (18,953,669)
                                                         ------------    ------------    ------------
          Net loss                                       $ (8,761,087)    (75,607,047)    (19,551,365)
                                                         ------------    ============    ============
Loss per common share:
    Basic                                                $      (0.57)          (3.68)           (.97)
                                                         ============    ============    ============
    Diluted                                              $      (0.57)          (3.68)           (.97)
                                                         ============    ============    ============


See accompanying notes to condensed financial statements.

See accompanying independent auditors' report on supplementary information.

                                                                     SCHEDULE II

                CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                                  GAINSCO, INC.
                                (PARENT COMPANY)

            Statements of Shareholders' Equity and Comprehensive Loss
                  Years ended December 31, 2002, 2001 and 2000

                                                            2002           2001            2000
                                                        ------------   ------------    ------------
Preferred stock:
   Balance at beginning of year                         $         --      3,162,000       3,162,000
   Conversion of shares to redeemable preferred stock
      (31,620 - 2001)                                             --     (3,162,000)             --
                                                        ------------   ------------    ------------
      Balance at end of year                                      --             --       3,162,000
                                                        ------------   ------------    ------------
Common stock:
   Balance at beginning of year                            2,201,383      2,201,383       2,176,393
   Exercise of options to purchase shares
      (249,903 - 2000)                                            --             --          24,990
                                                        ------------   ------------    ------------
      Balance at end of year                               2,201,383      2,201,383       2,201,383
                                                        ------------   ------------    ------------
Common stock warrants:
   Balance at beginning of year                              540,000      2,040,000       2,040,000
   Repricing of Series A and Series B warrants                    --     (1,680,000)             --
   Issuance of warrants in connection with
      preferred stock                                             --        180,000              --
                                                        ------------   ------------    ------------
      Balance at end of year                                 540,000        540,000       2,040,000
                                                        ------------   ------------    ------------
Additional paid-in capital:
   Balance at beginning of year                          100,866,124    113,540,252     112,674,842
   Exercise of options to purchase shares
      (249,903 - 2000)                                            --             --         519,246
   Conversion of shares to redeemable preferred stock
      (31,620 - 2001)                                             --    (12,761,278)             --
   Accretion of discount on preferred shares                      --         87,150         346,164
                                                        ------------   ------------    ------------
      Balance at end of year                            $100,866,124    100,866,124     113,540,252
                                                        ------------   ------------    ------------



                                                                     (continued)

                                                                     SCHEDULE II

                CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                                  GAINSCO, INC.
                                (PARENT COMPANY)

            Statements of Shareholders' Equity and Comprehensive Loss
                  Years ended December 31, 2002, 2001 and 2000

                                                   2002                             2001                          2000
                                        ---------------------------    -----------------------------    --------------------------
Retained (deficit) earnings:
 Balance at beginning of year           $(71,977,743)                     5,957,798                       27,586,440
 Net loss for year                        (8,761,087)    (8,761,087)    (75,607,047)     (75,607,047)    (19,551,365)  (19,551,365)
 Cash dividend - common                           --                             --                       (1,474,206)
 Cash dividend - preferred                        --                             --                         (434,000)
 Accrued dividends - redeemable
    preferred stock                         (670,774)                      (461,344)                              --
 Accretion of discount on
    preferred shares                              --                        (87,150)                        (346,164)
 Accretion of discount on redeemable
    preferred shares                      (2,657,000)                    (1,780,000)                              --
 Tax benefit on non-qualified
    stock options exercised                       --                             --                          177,093
                                        ------------                   ------------                     ------------
    Balance at end of year               (84,066,604)                   (71,977,743)                       5,957,798
                                        ------------                   ------------                     ------------
Accumulated other
 comprehensive income (loss):
 Balance at beginning of year              3,580,690                      3,897,371                       (2,246,575)
 Unrealized (losses) gains
     on securities, net of
    reclassification adjustment,
    net of tax                            (1,179,968)    (1,179,968)       (316,681)        (316,681)      6,143,946     6,143,946
                                        ------------   ------------    ------------     ------------    ------------  ------------
 Comprehensive loss                                      (9,941,055)                     (75,923,728)                  (13,407,419)
                                                       ============                     ============                  ============
Balance at end of year                     2,400,722                      3,580,690                        3,897,371
                                        ------------                   ------------                     ------------
Treasury stock:
 Balance at beginning and at end of
    year                                  (7,694,525)                    (7,694,525)                      (7,694,525)
                                        ------------                   ------------                     ------------
 Total shareholders' equity at
    end of year                         $ 14,247,100                     27,515,929                      123,104,279
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

                                                                     SCHEDULE II

                CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                                  GAINSCO, INC.
                                (PARENT COMPANY)

                            Statements of Cash Flows
                  Years ended December 31, 2002, 2001 and 2000


                                                                     2002            2001            2000
                                                                 ------------    ------------    ------------
Cash flows from operating activities:
    Net loss                                                     $ (8,761,087)    (75,607,047)    (19,551,365)
       Adjustments to reconcile net loss to cash
              provided by (used for) operating activities:
       Depreciation and amortization                                       --         881,966         963,700
       Goodwill impairment                                          2,859,507      18,446,886              --

       Impairment of other investments                                     --       2,176,231              --
       Change in deferred Federal income taxes                             --       1,641,139      (1,572,735)
       Change in accrued investment income                                 --              --         (13,484)
       Change in net receivables from/payables to
          subsidiaries                                                701,373      (6,888,737)      9,852,766
       Change in other assets                                          68,265         338,857        (314,969)
       Change in other liabilities                                     90,000              --              --
       Change in accounts payable                                    (120,704)     (1,953,029)         45,520
       Equity in (income) loss of subsidiaries                     15,680,015      49,957,147      18,953,669
       Change in current Federal income taxes                          16,263         464,732         756,576
                                                                 ------------    ------------    ------------

          Net cash provided by (used for) operating activities     10,533,632     (10,541,855)      9,119,678
                                                                 ------------    ------------    ------------

Cash flows from investing activities:
    Common stock purchased                                                 --              --        (448,097)
    Common stock sold                                                      --         448,097              --
    Other investments purchased                                            --              --      (3,505,932)
    Other investments sold                                          2,087,354              --         247,500
    Change in short term investments                               (2,336,345)      9,714,531      19,195,181
    Capital contributions to subsidiaries                          (3,182,048)             --     (12,553,071)
    Net assets acquired through purchase of subsidiary                     --              --      (9,150,647)
    Net assets disposed of through sale of subsidiary                    (919)        648,852              --
                                                                 ------------    ------------    ------------
          Net cash (used for) provided by investing activities   $ (3,431,958)     10,811,480      (6,215,066)
                                                                 ------------    ------------    ------------



                                                                     (continued)

                                                                     SCHEDULE II

                CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                                  GAINSCO, INC.
                                (PARENT COMPANY)

                            Statements of Cash Flows
                  Years ended December 31, 2002, 2001 and 2000


                                                                 2002            2001            2000
                                                             ------------    ------------    ------------
Cash flows from financing activities:
    Payments on note payable                                 $ (7,100,000)     (5,200,000)     (2,000,000)
    Cash dividends paid                                                --        (478,971)     (1,903,830)
    Redeemable preferred stock and warrants issued (net of
       transaction fees)                                               --       5,365,722              --
    Proceeds from exercise of common stock options                     --              --         544,236
                                                             ------------    ------------    ------------
      Net cash provided used for financing                     (7,100,000)       (313,249)     (3,359,594)
                                                             ------------    ------------    ------------


Net increase (decrease) in cash                                     1,674         (43,624)       (454,982)
Cash at beginning of year                                           3,119          46,743         501,725
                                                             ------------    ------------    ------------
Cash at end of year                                          $      4,793           3,119          46,743
                                                             ============    ============    ============


See accompanying notes to condensed financial statements.

See accompanying independent auditors' report on supplementary information.

                                                                     SCHEDULE II


                CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                                  GAINSCO, INC.
                                (PARENT COMPANY)

                     Notes to Condensed Financial Statements
                        December 31, 2002, 2001 and 2000



(1)      GENERAL

         The accompanying condensed financial statements should be read in conjunction with the notes to the consolidated financial statements for the years ended December 31, 2002, 2001 and 2000 included elsewhere in this Annual Report.

(2)      RELATED PARTIES

         The capital contribution made in 2002 was the equity of GCM that was contributed to General Agents in conjunction with General Agents assuming the liabilities of GCM in December 2002.

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

         The following table presents the components of the net receivable from and payable to subsidiaries at December 31, 2002 and 2001:

                        Name of subsidiary              2002            2001
                        ------------------          ------------    ------------
Agents Processing Systems, Inc.                     $    887,775         887,775
GAINSCO Service Corp                                  (1,106,398)       (405,525)
General Agents Insurance Company of America, Inc.             --             500
                                                    ------------    ------------
   Net receivable from (payable to) subsidiaries    $   (218,623)        482,750
                                                    ============    ============


See accompanying independent auditors' report on supplementary information.

                                                                    SCHEDULE III

                         GAINSCO, INC. AND SUBSIDIARIES

                       Supplementary Insurance Information

                    Years ended December, 2002, 2001 and 2000
                             (Amounts in thousands)


                                                                          Other
                                  Deferred       Reserves                 policy
                                   policy       for claims              claims and     Net         Net        Claims
                                acquisition     and claim    Unearned    benefits    premiums   Investment   and claim
           Segment                costs(1)       expenses    premiums    payable      earned      Income     expenses
           -------              ------------    ----------   --------   ----------   --------   ----------   ---------
Year ended December 31, 2002:
   Commercial lines             $        179       124,607        967          668     27,929        1,738      28,139
   Personal lines                      1,495        18,664      7,613          964     32,338        2,522      28,275
   Other                                  --            --         --           --         --           55          --
                                ------------    ----------   --------   ----------   --------   ----------   ---------
     Total                      $      1,674       143,271      8,580        1,632     60,267        4,315      56,414
                                ============    ==========   ========   ==========   ========   ==========   =========
Year ended December 31, 2001:
   Commercial lines             $      2,240       162,255     31,071        5,657     36,891        5,413      58,453
   Personal lines                        948        18,804     16,903        1,361     31,836        2,531      28,973
   Other                                  --            --         --           --         --          147          --
                                ------------    ----------   --------   ----------   --------   ----------   ---------
     Total                      $      3,188       181,059     47,974        7,018     68,727        8,091      87,426
                                ============    ==========   ========   ==========   ========   ==========   =========
Year ended December 31, 2000:
   Commercial lines             $       (375)      150,807     49,286        7,121    107,922        8,671     103,475
   Personal lines                      2,677        13,353     23,292        1,742     43,534        4,301      39,964
   Other                                  --            --         --           --         --        1,121          --
                                ------------    ----------   --------   ----------   --------   ----------   ---------
     Total                      $      2,302       164,160     72,578        8,863    151,456       14,093     143,439
                                ============    ==========   ========   ==========   ========   ==========   =========

                                Amortization
                                of deferred     Other
                                  policy       operating     Net
                                acquisition    costs and   premiums
           Segment                costs(2)     expenses    written
           -------              ------------   ---------   --------
Year ended December 31, 2002:
   Commercial lines                    5,102      11,317     10,960
   Personal lines                      5,848       9,807     31,634
   Other                                  --       1,400         --
                                ------------   ---------   --------
     Total                            10,950      22,524     42,594
                                ============   =========   ========
Year ended December 31, 2001:
   Commercial lines                   10,678      28,090     45,001
   Personal lines                      9,392      24,134     23,294
   Other                                  --       1,738         --
                                ------------   ---------   --------
     Total                            20,070      53,962     68,295
                                ============   =========   ========
Year ended December 31, 2000:
   Commercial lines                   28,883      26,543     75,516
   Personal lines                     10,441      11,053     43,307
   Other                                  --       1,971         --
                                ------------   ---------   --------
     Total                            39,324      39,567    118,823
                                ============   =========   ========


(1)  Net of deferred ceding commission income.

(2)  Net of the amortization of deferred ceding commission income.

See accompanying independent auditors' report on supplementary information.

                                                                     SCHEDULE IV

                         GAINSCO, INC. AND SUBSIDIARIES

                                   Reinsurance

                  Years ended December 31, 2002, 2001 and 2000
                   (Amounts in thousands, except percentages)


                                                                                                               Percentage
                                                                Ceded to         Assumed                       of amount
                                                   Direct         other         from other        Net           Assumed
                                                   amount       Companies       Companies        amount          to net
                                                ------------   ------------    ------------   ------------    ------------
Year ended December 31, 2002:
  Premiums earned:
     Property and casualty                      $     76,268             --              --         76,268
     Reinsurance                                          --        (17,740)          1,739        (16,001)
                                                ------------   ------------    ------------   ------------
        Total                                   $     76,268        (17,740)          1,739         60,267             2.9%
                                                ============   ============    ============   ============    ============

Year ended December 31, 2001:
  Premiums earned:
     Property and casualty                      $    138,130             --              --        138,130
     Reinsurance                                          --        (72,534)          3,131        (69,403)
                                                ------------   ------------    ------------   ------------
        Total                                   $    138,130        (72,534)          3,131         68,727             4.6%
                                                ============   ============    ============   ============    ============

Year ended December 31, 2000 Premiums earned:
     Property and casualty                      $    158,937             --              --        158,937
     Reinsurance                                          --        (25,725)         18,244         (7,481)
                                                ------------   ------------    ------------   ------------
        Total                                   $    158,937        (25,725)         18,244        151,456            12.0%
                                                ============   ============    ============   ============    ============



See accompanying independent auditors' report on supplementary information.

                                                                     SCHEDULE VI
                         GAINSCO, INC. AND SUBSIDIARIES

                            Supplemental Information

                  Years ended December 31, 2002, 2001 and 2000
                             (Amounts in thousands)

                                 Column A      Column B       Column C    Column D   Column E    Column F     Column H
                                -----------   -----------    ----------   --------   --------   ----------   ----------


                                                              Reserves
                                                             for unpaid   Discount
                                               Deferred        claims      if any,
                                Affiliation     policy       and claim    deducted                              Net
                                   with       acquisition    adjustment      in      Unearned   Net earned   Investment
            Segment             registrant     costs(1)       expenses    Column C   premiums    premiums      Income
            -------             -----------   -----------    ----------   --------   --------   ----------   ----------
Year ended December 31, 2002:
   Commercial lines             $        --           179       124,607         --        967       27,929        1,737
   Personal lines                        --         1,495        18,664         --      7,613       32,338        2,522
   Other                                 --            --            --         --         --           --           55
                                -----------   -----------    ----------   --------   --------   ----------   ----------
     Total                      $        --         1,674       143,271         --      8,580       60,267        4,314
                                ===========   ===========    ==========   ========   ========   ==========   ==========
Year ended December 31, 2001:
   Commercial lines             $        --         2,240       162,255         --     31,071       36,891        5,413
   Personal lines                        --           948        18,804         --     16,903       31,836        2,531
   Other                                 --            --            --         --         --           --          147
                                -----------   -----------    ----------   --------   --------   ----------   ----------
     Total                      $        --         3,188       181,059         --     47,974       68,727        8,091
                                ===========   ===========    ==========   ========   ========   ==========   ==========
Year ended December 31, 2000:
   Commercial lines             $        --          (375)      150,807         --     49,286      107,922        8,671
   Personal lines                        --         2,677        13,353         --     23,292       43,534        4,301
   Other                                 --            --            --         --         --           --        1,121
                                -----------   -----------    ----------   --------   --------   ----------   ----------
     Total                      $        --         2,302       164,160         --     72,578      151,456       14,093
                                ===========   ===========    ==========   ========   ========   ==========   ==========

                                    Column I          Column J      Column K     Column L
                                -----------------   ------------   ----------   ----------
                                Claims and claim
                                   adjustment
                                expenses incurred
                                   related to       Amortization      Paid
                                -----------------   of deferred    claims and
                                                      policy         claim         Net
                                Current    Prior    acquisition    adjustment    premiums
            Segment              year      year       costs(2)      expenses     written
            -------             -------   -------   ------------   ----------   ----------
Year ended December 31, 2002:
   Commercial lines              22,270     5,868          5,102       49,533       10,960
   Personal lines                28,248        28          5,848       25,900       31,634
   Other                             --        --             --           --           --
                                -------   -------   ------------   ----------   ----------
     Total                       50,518     5,896         10,950       75,433       42,594
                                =======   =======   ============   ==========   ==========
Year ended December 31, 2001:
   Commercial lines              28,695    29,758         10,678       78,828       45,001
   Personal lines                28,225       748          9,392       19,567       23,294
   Other                             --        --             --           --           --
                                -------   -------   ------------   ----------   ----------
     Total                       56,920    30,506         20,070       98,395       68,295
                                =======   =======   ============   ==========   ==========
Year ended December 31, 2000:
   Commercial lines              86,339    17,136         28,883       78,342       75,516
   Personal lines                37,738     2,226         10,441       35,239       43,307
   Other                             --        --             --           --           --
                                -------   -------   ------------   ----------   ----------
     Total                      124,077    19,362         39,324      113,581      118,823
                                =======   =======   ============   ==========   ==========

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

         *3.4            Statement of Resolution Establishing and Designating
                         Series A Convertible Preferred Stock of Registrant as filed with the Secretary of State of the State of Texas on October 1, 1999 [Exhibit 99.18, Form 8-K dated June
                         29, 1999].

         *3.5            Bylaws of Registrant as amended through September 6,
                         2001. [Exhibit 3.5, Form 8-K dated August 31, 2001].

         *3.6            Statement of Resolution Establishing and Designating
                         Series B Convertible Redeemable Preferred Stock of
                         Registrant as filed with the Secretary of State of the State of Texas on March 22, 2001. [Exhibit 99.19, Form
                         8-K/A dated March 30, 2001].

         *3.7            Statement of Resolution Establishing and Designating
                         Series C Redeemable Preferred Stock of Registrant as filed with the Secretary of State of the State of Texas on March 22, 2001. [Exhibit 99.20, Form 8-K/A dated
                         March 30, 2001].

         *4.1 Rights Agreement, dated as of March 3, 1988, between the Registrant and Team Bank/Fort Worth, N.A. [Exhibit
                         1, Form 8-K dated March 14, 1988].

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

         *10.1           1990 Stock Option Plan of the Registrant [Exhibit
                         10.16, Form 10-K dated March 22, 1991].

         *10.2           1995 Stock Option Plan of the Registrant [Exhibit
                         10.31, Form 10-K dated March 28, 1996].

         *10.3           1998 Long Term Incentive Plan of the Registrant
                         [Exhibit 99.8, Form 10-Q dated August 10, 1998].

         *10.4           Forms of Change of Control Agreements [Exhibit 10.4,
                         Form 10-K dated March 29, 2002].

         *10.5           Employment Agreement dated April 25, 1998 between Glenn
                         W. Anderson and the Registrant [Exhibit 99.5, Form
                         10-Q/A dated June 16, 1998].

         *10.6           Change of Control Agreement for Glenn W. Anderson
                         [Exhibit 99.7, Form 10-Q/A dated June 16, 1998].

         *10.7           Replacement Non-Qualified Stock Option Agreement dated
                         July 24, 1998 between Glenn W. Anderson and the
                         Registrant [Exhibit 99.6, Form 10-Q dated August 10,
                         1998].

         *10.8           Management Contract between GAINSCO County Mutual
                         Insurance Company and GAINSCO Service Corp. and related
                         Surplus Debenture, Amendment to Surplus Debenture,
                         Certificate of Authority and accompanying
                         Commissioner's Order granting Certificate Authority, allowing for charter amendments and extension of charter [Exhibits 10.23, 10.24 and 10.25, Form 10-K dated March 29, 1993; Exhibit 10.27, Form 10-K dated
                         March 25, 1994].

         *10.9 Revolving Credit Agreement dated November 13, 1998 among Registrant, GAINSCO Service Corp. and Bank One,
                         Texas, N.A., First Amendment thereto dated October 4,
                         1999 and related Promissory Note, Security Agreement and Pledge Agreement, Amendment No. 2 thereto dated
                         March 23, 2001, Amendment No.3 thereto dated November
                         13, 2001, and Amendment No. 4 thereto dated February
                         27, 2002. [Exhibits 10.50 to 10.53, Form 10-K/A dated
                         March 30, 1999; Exhibit 99.22, Form 8-K dated October
                         4, 1999; Exhibit 99.24, Form 8-K/A dated March 30,
                         2001, Exhibit 10.23, Form 10-Q dated November 13, 2001,
                         Exhibit 10.9, Form 8-K dated February 27, 2002].

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

         *10.11 Investment Management Agreements dated October 4, 1999 between GMSP and each of Registrant, General Agents
                         Insurance Company of America, Inc., MGA Insurance
                         Company, Inc. and GAINSCO County Mutual Insurance
                         Company; and Investment Management Agreement dated
                         January 6, 2000 between GMSP and Midwest Casualty
                         Insurance Company. [Exhibit 10.11, Form 10-K dated
                         March 30, 2000].

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

         *10.14 Stock Purchase Agreement dated as of November 17, 1999 among Registrant, Tri-State, Ltd., Herbert A. Hill and
                         Alan E. Heidt and related Pledge Agreement dated as of January 7, 2000 executed by the Registrant in favor of Bank One, NA and Unlimited Guaranty dated as of January
                         7, 2000 executed by Tri-State, Ltd. in favor of Bank
                         One, N.A. [Exhibit 10.14, Form 10-K dated March 30,
                         2000].

         *10.15          Agreement of Limited Partnership of GNA Investments I,
                         L.P. dated as of November 30, 1999 between Registrant and GMSP, L.P. [Exhibit 10.15, Form 10-K dated March
                         30, 2000].

         *10.16          Professional Service Agreement dated as of October 22,
                         1999 between Registrant and ClientSoft, Inc. [Exhibit
                         10.16, Form 10-K dated March 30, 2000].

         *10.17          First Amendment to Stock Purchase Agreement dated May
                         16, 2000 among Registrant, Tri-State, Ltd., Herbert A.
                         Hill and Alan E. Heidt [Exhibit 10.14, Form 10-Q dated
                         August 11, 2000].

         *10.18          GAINSCO, INC. 401(k) Plan and related Adoption
                         Agreement [Exhibit 99.1 to Registration Statement on
                         Form S-8, effective April 12, 2000].

         *10.19          Securities Purchase Agreement dated as of February 26,
                         2001 between Registrant and GMSP (including exhibits) and related First Amendment to Securities Purchase
                         Agreement, letter regarding redemption of Registrant's outstanding Series A Convertible Preferred Stock, First
                         Amendment to Series A Common Stock Purchase Warrant, and First Amendment to Series B Common Stock Purchase
                         Warrant. [Exhibit 2.1, Form 8-K dated March 2, 2001;
                         Exhibits 2.2, 2.8, 99.21 and 99.22, Form 8-K/A dated
                         March 30, 2001].

         *10.20          Securities Purchase Agreement dated as of February 26,
                         2001 between Registrant and Robert W. Stallings
                         ("Stallings") (including exhibits) and related First
                         Amendment to Securities Purchase Agreement, Assignment and Assumption Agreement between Stallings and ING
                         Pilgrim Capital Corporation, LLC, Amendment to
                         Assignment and Assumption Agreement, letter dated March
                         23, 2001 from Stallings to Registrant, and Common Stock
                         Purchase Warrant. [Exhibit 2.2, Form 8-K dated March 2,
                         2001; Exhibits 2.4 to 2.7 and 99.23, Form 8-K/A dated
                         March 30, 2001].

         *10.21 Consulting Agreement dated as of February 26, 2001 between Registrant and Stallings. [Exhibit 99.15, Form
                         8-K dated March 2, 2001].

         *10.22          Agreement dated March 23, 2001 among Registrant,
                         GAINSCO Service Corp., GMSP, Stallings and Bank One,
                         N.A. [Exhibit 99.25, Form 8-K/A dated March 30, 2001].

         *10.23          Letter agreement dated February 27, 2002 between the
                         Registrant and GMSP pursuant to which the Registrant exercised its right to put certain illiquid investments to GMSP for $2,087,354.27 pursuant to Section 6.9 of the Securities Purchase Agreement dated February 26,
                         2001 between the Registrant and GMSP, as amended.
                         [Exhibit 10.24, Form 8-K/A dated February 27, 2002].

         *10.24 Agreement of Sale and Purchase dated March 7, 2002 between General Agents Insurance Company of America,
                         Inc. and Turonian Corp. [Exhibit 10.24, Form 10-K dated
                         March 29, 2002].

         *10.25 First Amendment to Investment Management Agreements dated August 9, 2002 among Goff Moore Strategic
                         Partners, L.P., the Registrant, General Agents
                         Insurance Company of America, Inc., MGA Insurance
                         Company, Inc., GAINSCO County Mutual Insurance Company and Midwest Casualty Insurance Company [Exhibit 10.25,
                         Form 10-Q dated August 14, 2002].

         *10.26          Acquisition Agreement dated August 12, 2002 among the
                         Registrant, GAINSCO Service Corp., GAINSCO County
                         Mutual Insurance Company, Berkeley Management
                         Corporation and Liberty Mutual Insurance Company
                         [Exhibit 10.26, Form 10-Q dated August 14, 2002].

         *10.27          Commercial Lease Agreement dated July 31, 2002 between
                         JaGee Real Properties, L.P. and General Agents
                         Insurance Company of America, Inc. [Exhibit 10.27, Form
                         10-Q dated August 14, 2002].

         *10.28          Form of Executive Severance Agreement between GAINSCO
                         Service Corp. and each of Richard M. Buxton, Richard A.
                         Laabs and Daniel J. Coots. [Exhibit 10.28, Form 10-Q dated August 14, 2002].

         *10.29          Representative Forms of Retention Incentive Agreement
                         [Exhibit 10.30, Form 10-Q dated August 14, 2002].

         *10.30          Acquisition Agreement dated August 12, 2002 among the
                         Registrant, GAINSCO Service Corp., Berkeley Management
                         Corporation, Liberty Mutual Insurance Company, and
                         GAINSCO County Mutual Insurance Company and Amendment to Acquisition Agreement dated December 2, 2002 among the Registrant, GAINSCO Service Corp., Berkeley
                         Management Corporation, Liberty Mutual Insurance
                         Company, and GAINSCO County Mutual Insurance Company
                         [Exhibit 10.26, Form 10-Q dated August 14, 2002 and
                         Exhibit 10.32, Form 8-K filed December 5, 2002].

         *10.31          Office Lease dated August 19, 2002 between Crescent
                         Real Estate Funding X, L.P. and the Registrant.
                         [Exhibit 10.31, Form 10-Q dated November 14, 2002].

         *10.32          Separation Agreement and Release dated December 17,
                         2002 between McRae B. Johnston and MGA Insurance
                         Company, Inc.; Separation Agreement and Release dated
                         December 17, 2002 among McRae B. Johnston, Registrant,
                         National Specialty Lines, Inc., Lalande Financial
                         Group, Inc., DLT Insurance Adjustors, Inc. and Midwest
                         Casualty Insurance Company; Consulting Agreement dated
                         December 17, 2002 between McRae B. Johnston and MGA
                         Insurance Company, Inc.; and Form of Separation
                         Agreement and Release entered into as of March 1, 2003 between McRae B. Johnston and MGA Insurance Company,
                         Inc. [Exhibit 10.33, Form 8-K filed December 17, 2002;
                         Exhibit 10.34, Form 8-K filed December 17, 2002;
                         Exhibit 10.35, Form 8-K filed December 17, 2002; and
                         Exhibit 10.36, Form 8-K filed December 17, 2002].

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

         +24             Form of Power of Attorney.

         +99.1           Certificate of Chief Executive Officer

         +99.2           Certificate of Chief Financial Officer

----------

* Exhibit has previously been filed with the Commission as an exhibit in the filing designated in brackets and is incorporated herein by this reference. Registrant's file number for reports filed under the Securities Exchange Act of 1934 is 1-9828.

+        Filed herewith (see Exhibit Index).