Form 10-Q
period 2003-03-31
GAINSCO INC
filed 2003-05-15
CIK 786344

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                Quarterly Report under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For Quarter Ended March 31, 2003                   Commission File Number 1-9828

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes [X]  No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                    Yes [ ]  No [X]

As of May 9, 2003, there were 21,169,736 shares of the registrant's Common Stock ($.10 par value) outstanding.

                         GAINSCO, INC. AND SUBSIDIARIES
                                      INDEX

                                                                                                          Page
                                                                                                          ----
PART I.  FINANCIAL INFORMATION

     ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS:

                 Independent Auditors' Review Report                                                        3

                 Consolidated Balance Sheets as of March 31, 2003 (unaudited) and
                 December 31, 2002                                                                          4

                 Consolidated Statements of Operations for the Three Months
                 Ended March 31, 2003 and 2002 (unaudited)                                                  6

                 Consolidated Statements of Shareholders' Equity and Comprehensive
                 Loss for the Three Months Ended March 31, 2003 (unaudited) and the
                 Twelve Months Ended December 31, 2002                                                      7

                 Consolidated Statements of Cash Flows for the Three Months Ended
                 March 31, 2003 and 2002 (unaudited)                                                        8

                 Notes to Consolidated Financial Statements
                 March 31, 2003 and 2002 (unaudited)                                                       10

     ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS                                                                 23

     ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                29

     ITEM 4.     CONTROLS AND PROCEDURES                                                                   31

PART II.  OTHER INFORMATION

     ITEM 1.     LEGAL PROCEEDINGS                                                                         32

     ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS                                                 32

     ITEM 3.     DEFAULTS UPON SENIOR SECURITIES                                                           32

     ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                       32

     ITEM 5.     OTHER INFORMATION                                                                         32

     ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                                          32

SIGNATURE                                                                                                  37

CERTIFICATIONS                                                                                             38

                          PART I. FINANCIAL INFORMATION

                       INDEPENDENT AUDITORS' REVIEW REPORT

The Board of Directors and Shareholders
GAINSCO, INC.:

We have reviewed the accompanying consolidated balance sheets of GAINSCO, INC. and subsidiaries as of March 31, 2003, the related consolidated statements of operations for the three-months ended March 31, 2003 and 2002, and the related consolidated statements of shareholders' equity and comprehensive loss, and cash flows for the three-months ended March 31, 2003 and 2002. These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheets of GAINSCO, INC. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, statements of shareholders' equity and comprehensive loss, and statements of cash flows for the year then ended (not presented herein); and in our report dated March 24, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the financial information set forth in the accompanying consolidated balance sheets as of December 31, 2002 and the accompanying consolidated statement of shareholders' equity and comprehensive loss for the year ended December 31, 2002, is fairly presented, in all material respects, in relation to the consolidated balance sheets and consolidated statement of shareholders' equity and comprehensive loss from which they have been derived.

As discussed in Note 1(g) to the condensed consolidated financial statements, effective January 1, 2002, GAINSCO, INC. and subsidiaries adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

Dallas, Texas                                          /s/KPMG LLP
May 9, 2003                                            -----------
                                                       KPMG LLP

                         GAINSCO, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                                            March 31,
                                                                                              2003                  December 31,
                                                                                           (unaudited)                  2002
                                                                                          ------------              ------------
                                  Assets
Investments:

   Fixed maturities:

     Bonds available for sale, at fair value (amortized cost: $53,579,143
       - 2003, $59,019,871 - 2002)                                                        $ 56,825,339                62,657,328

     Certificates of deposit, at cost (which approximates fair value)                        1,189,532                   645,000

   Short-term investments, at cost (which approximates fair value)                          54,768,558                51,671,557
                                                                                          ------------              ------------

                  Total investments                                                        112,783,429               114,973,885

Cash                                                                                         2,181,616                 2,512,454

Accrued investment income                                                                      702,924                   714,760

Premiums receivable (net of allowance for doubtful accounts: $275,000 -
   2003 and 2002)                                                                            5,017,501                 3,684,195

Reinsurance balances receivable (net of allowance for doubtful accounts:
   $1,043,681 - 2003, $1,001,461 - 2002) (note 2)                                           25,784,114                31,622,971

Ceded unpaid claims and claim adjustment expenses (note 2)                                  42,693,275                46,802,114

Ceded unearned premiums (note 2)                                                                64,196                   178,572

Deferred policy acquisition costs                                                            1,666,831                 1,674,346

Property and equipment (net of accumulated depreciation and amortization:
   $5,177,139 - 2003, $5,074,441 - 2002)                                                       826,347                   913,526

Current Federal income taxes (note 1)                                                                -                 1,055,753

Deferred Federal income taxes (net of valuation allowance: $31,533,811 -
   2003, $31,972,504 - 2002) (note 1)                                                                -                         -

Other assets                                                                                 9,885,668                 9,647,641

Goodwill (note 1)                                                                              609,000                   609,000
                                                                                          ------------              ------------

       Total assets                                                                       $202,214,901               214,389,217
                                                                                          ============              ============

See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                                              March 31,
                                                                                                 2003               December 31,
                                                                                             (unaudited)                2002
                                                                                            -------------           ------------
                       Liabilities and Shareholders' Equity

Liabilities
   Unpaid claims and claim adjustment expenses                                              $ 134,081,432            143,270,964

   Unearned premiums                                                                            8,820,680              8,580,082

   Commissions payable                                                                          5,981,444              6,110,340

   Accounts payable                                                                             2,382,032              2,631,066

   Reinsurance balances payable                                                                   430,367                      -

   Deferred revenue                                                                             3,333,468              4,451,261

   Drafts payable                                                                               1,441,423              1,631,846

   Note payable (note 3)                                                                        1,761,000              3,700,000

   Deferred Federal income taxes (note 1)                                                       1,103,707              1,236,736

   Other liabilities                                                                              462,847                171,708
                                                                                            -------------           ------------

       Total liabilities                                                                      159,798,400            171,784,003
                                                                                            -------------           ------------
Redeemable convertible preferred stock - Series A ($1,000 stated value,
   31,620 shares authorized, 31,620 issued at March 31, 2003 and
   December 31, 2002), liquidation value of $31,620,000 (note 4)                               22,054,000             21,343,000

Redeemable convertible preferred stock - Series B ($1,000 stated value,
   3,000 shares authorized, 3,000 issued at March 31, 2003 and
   December 31, 2002), at liquidation value (note 4)                                            3,547,208              3,449,057

Redeemable preferred stock - Series C ($1,000 stated value,
   3,000 shares authorized, 3,000 issued at March 31, 2003 and
   December 31, 2002), at liquidation value (note 4)                                            3,655,209              3,566,057
                                                                                            -------------           ------------

                                                                                               29,256,417             28,358,114
                                                                                            -------------           ------------
Shareholders' Equity (note 4)

   Common stock ($.10 par value, 250,000,000 shares authorized, 22,013,830 issued
     at March 31, 2003 and December 31, 2002)                                                   2,201,383              2,201,383

   Common stock warrants                                                                          540,000                540,000

   Additional paid-in capital                                                                 100,866,124            100,866,124

   Accumulated other comprehensive income (note 1)                                              2,142,489              2,400,722

   Retained deficit                                                                           (84,895,387)           (84,066,604)

   Treasury stock, at cost (844,094 shares at March 31, 2003 and
      December 31, 2002)                                                                       (7,694,525)            (7,694,525)
                                                                                            -------------           ------------

       Total shareholders' equity                                                              13,160,084             14,247,100
                                                                                            -------------           ------------
          Commitments and contingencies (note 4)

       Total liabilities and shareholders' equity                                           $ 202,214,901            214,389,217
                                                                                            =============           ============

See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                Consolidated Statements of Operations (Unaudited)

                                                                                                Three months ended March 31,
                                                                                            ------------------------------------
                                                                                                 2003                   2002
                                                                                            -------------           ------------
Revenues:

  Net premiums earned (note 2)                                                              $   8,689,656             17,442,156

  Net investment income                                                                           845,006              1,293,193

  Net realized gains (note 1)                                                                     751,054                362,541

  Other income                                                                                    859,669                677,577
                                                                                            -------------           ------------

    Total revenues                                                                             11,145,385             19,775,467
                                                                                            -------------           ------------

Expenses:

 Claims and claims adjustment expenses (note 2)                                                 7,483,307             15,073,621

 Commissions                                                                                    1,500,244              4,006,668

 Change in deferred policy acquisition costs and deferred ceding commission income                  7,515               (531,006)

 Interest expense (note 3)                                                                         52,509                110,566

 Underwriting and operating expenses                                                            2,032,290              3,493,997
                                                                                            -------------           ------------

    Total expenses                                                                             11,075,865             22,153,846
                                                                                            -------------           ------------
        Income (loss) before Federal income taxes                                                  69,520             (2,378,379)

 Federal income taxes:
 Current benefit                                                                                        -                      -
 Deferred expense (benefit)                                                                             -              1,844,945
                                                                                            -------------           ------------

     Total taxes                                                                                        -              1,844,945
                                                                                            -------------           ------------

        Net income (loss)                                                                   $      69,520             (4,223,324)
                                                                                            =============           ============

Loss per common share, basic and diluted (note 1):

 Net loss per common share                                                                  $        (.04)                  (.24)
                                                                                            =============           ============

See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

     Consolidated Statements of Shareholders' Equity and Comprehensive Loss

                                                              Three months ended
                                                                March 31, 2003                       Twelve months ended
                                                                  (unaudited)                         December 31, 2002
                                                           ----------------------------         ---------------------------
Common stock:

  Balance at beginning and at end of period                   2,201,383                            2,201,383
                                                           ------------                         ------------

Common stock warrants:

  Balance at beginning and at end of period                     540,000                              540,000
                                                           ------------                         ------------

Additional paid-in capital:

  Balance at beginning and at end of period                $100,866,124                          100,866,124
                                                           ------------                         ------------

Retained deficit:

  Balance at beginning of period                           $(84,066,604)                         (71,977,743)

  Net income (loss)                                              69,520          69,520           (8,761,087)    (8,761,087)

Accrued dividends - redeemable preferred stock
     (note 4)                                                  (178,303)                            (670,774)
Accretion of discount on redeemable preferred
     shares                                                    (720,000)                          (2,657,000)
                                                           ------------                         ------------

      Balance at end of period                              (84,895,387)                         (84,066,604)
                                                           ------------                         ------------

Accumulated other comprehensive income (loss):

  Balance at beginning of period                              2,400,722                            3,580,690

  Unrealized losses on securities, net of
     reclassification adjustment, net of tax (note 1)          (258,233)       (258,233)          (1,179,968)    (1,179,968)
                                                           ------------        --------         ------------     ----------

  Comprehensive loss                                                           (188,713)                         (9,941,055)
                                                                               ========                          ==========
      Balance at end of period                                2,142,489                            2,400,722
                                                           ------------                         ------------

Treasury stock:

  Balance at beginning and at end of period                  (7,694,525)                          (7,694,525)
                                                           ------------                         ------------

      Total shareholders' equity at end of period          $ 13,160,084                           14,247,100
                                                           ============                         ============

See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                            Three months ended March 31,
                                                                                          ---------------------------------
                                                                                              2003                 2002
                                                                                          ------------          -----------
Cash flows from operating activities:

   Net income (loss)                                                                         $  69,520           (4,223,324)

     Adjustments to reconcile net loss to cash (used for) provided by operating activities:

     Depreciation and amortization                                                              80,051              105,465

     Impairment of other investments                                                                 -            2,010,670

     Deferred Federal income tax expense (benefit)                                                   -            1,844,945

     Change in accrued investment income                                                        11,836            1,086,576

     Change in premiums receivable                                                          (1,333,306)           7,796,543

     Change in reinsurance balances receivable                                               5,838,857            4,809,090

     Change in ceded unpaid claims and claim adjustment expenses                             4,108,839            1,664,160

     Change in ceded unearned premiums                                                         114,376            8,373,351

     Change in deferred policy acquisition costs and deferred ceding
        commission income                                                                        7,515             (531,006)

     Change in other assets                                                                   (238,027)         (17,970,877)

     Change in unpaid claims and claim adjustment expenses                                  (9,189,532)          (7,398,503)

     Change in unearned premiums                                                               240,598           (7,901,759)

     Change in commissions payable                                                            (128,896)             214,567

     Change in accounts payable                                                               (249,034)          (2,602,280)

     Change in reinsurance balances payable                                                    430,367           (5,552,530)

     Change in deferred revenue                                                             (1,117,793)            (736,382)

     Change in drafts payable                                                                 (190,423)           1,269,894

     Change in funds held under reinsurance agreements                                               -          (47,783,905)

     Change in other liabilities                                                               291,139              (26,314)

     Change in current Federal income taxes                                                  1,055,753                    -
                                                                                          ------------          -----------

        Net cash used for operating activities                                            $   (198,160)         (65,551,619)
                                                                                          ------------          -----------

See accompanying notes to consolidated financial statements.

                                                                     (continued)

                         GAINSCO, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                       Three months ended March 31,
                                                                     ------------------------------------
                                                                        2003                     2002
                                                                     -----------             ------------
Cash flows from investing activities:

 Bonds available for sale:

     Sold                                                            $ 7,433,199               72,242,260

     Matured                                                           2,946,000                2,202,000

     Purchased                                                        (4,915,824)             (12,587,344)

 Other investments sold                                                        -                2,110,467

 Certificates of deposit matured                                               -                  100,000

 Certificates of deposit purchased                                      (544,532)                (100,000)

 Net change in short term investments                                 (3,097,001)              10,319,627

 Property and equipment disposed (purchased)                             (15,520)                 179,045
                                                                     -----------             ------------

     Net cash provided by investing activities                         1,806,322               74,466,055
                                                                     -----------             ------------
Cash flows from financing activities:

 Payments on note payable                                             (1,939,000)              (6,600,000)
                                                                     -----------             ------------

     Net cash used for financing activities                           (1,939,000)              (6,600,000)
                                                                     -----------             ------------

Net increase (decrease) in cash                                         (330,838)               2,314,436

Cash at beginning of period                                            2,512,454                3,567,717
                                                                     -----------             ------------

Cash at end of period                                                $ 2,181,616                5,882,153
                                                                     ===========             ============

See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(1)    Summary of Accounting Policies

       (a)    Basis of Consolidation

              The accompanying consolidated financial statements include the accounts of GAINSCO, INC. ("GNAC") and its wholly-owned subsidiaries (collectively, the "Company"), General Agents Insurance Company of America, Inc. ("General Agents"), General Agents Premium Finance Company, Agents Processing Systems, Inc., Risk Retention Administrators, Inc., GAINSCO Service Corp. ("GSC"), Lalande Financial Group, Inc. ("Lalande"), National Specialty Lines, Inc. ("NSL"), DLT Insurance Adjusters, Inc. ("DLT") (Lalande, NSL and DLT collectively, the "Lalande Group") and Midwest Casualty Insurance Company ("MCIC"). On March 31, 2003 MCIC was liquidated and all of its assets, liabilities and equity were transferred to General Agents. General Agents has one wholly owned subsidiary, MGA Insurance Company, Inc. ("MGAI") which, in turn, owns 100% of MGA Agency, Inc. GSC has one wholly owned subsidiary, MGA Premium Finance Company. All significant intercompany accounts have been eliminated in consolidation.

              Prior to December 2, 2002, GSC owned the management contract controlling GAINSCO County Mutual Insurance Company ("GCM") and prior to that time its accounts were included in the accompanying consolidated financial statements. The management contract of GCM was sold on December 2, 2002 to an unaffiliated third party. See
              (b) "Nature of Operations."

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

              Reference is made to the Company's annual consolidated financial statements for the year ended December 31, 2002 for a description of all other accounting policies.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

       (b)    Nature of Operations

              On February 7, 2002, the Company announced its decision to discontinue writing commercial lines insurance business due to continued adverse claims development and unprofitable results.

              As respects the Company's remaining active insurance line, personal auto, management continues in 2003 to implement actions intended to enhance the profit potential of this business and its future strategic direction, which could include the expansion, contraction, or disposition of the business.

              The Company anticipates a lengthy period of transition as it lessens its exposure to the insurance industry. During the transition process, the Company may consider the sale of additional subsidiaries associated with that business. The Company intends to redeploy capital no longer required by its insurance business, once it becomes available, to pursue other opportunities in the future that offer a better prospect for profitability. The Company believes that suitable capital redeployment opportunities should be available after the capital no longer required by its insurance business becomes available, but cannot predict the amount of capital that will ultimately be available for redeployment, the timing or the nature of the opportunities that may be available at the time capital becomes available. The opportunities may be outside of the insurance business and could be in the financial services business. The opportunities could require more capital than the Company has available, which could result in the Company having to seek such capital from other sources, but the Company has no assurance that it would be able to effect any such transaction or the terms thereof.

              On December 2, 2002, the Company completed the sale and transfer of the management contract controlling GCM to an affiliate of Liberty Mutual Insurance Company ("Liberty"), for a purchase price of up to $10 million, of which $1 million was paid at closing and the balance is payable in contingent payments through September 2009. The $9 million total of future payments would be payable $3 million in September 2003 and $1 million each year thereafter through September 2009 and each payment is contingent on there being no materially adverse change in the regulatory treatment of GCM specifically, or county mutuals generally, from legislative or regulatory administrative actions prior to the applicable payment date. Legislation has been introduced in the current session of the Texas Legislature ending June 2, 2003 which, depending whether or in what form it is ultimately adopted, could prejudice the rights of the Company to receive some or all of the future payments from Liberty. The Company has a receivable of $300,000 due from Liberty, which there is no certainty of receiving given the potential legislation mentioned previously. The Company has a contingent gain related to the sale of the management contract for the amount of the sale in excess of cost of approximately $8.5 million. Such gain is to be recognized if and as the related contingencies are satisfied at each due date of future Liberty payments under the sale agreement. The Company made a $500,000 prepayment of outstanding bank debt from the closing proceeds of the transaction.

              GNAC needs cash for principal and interest payments on its bank note payable and administrative expenses. The primary source of cash to meet these obligations are statutory permitted dividends from its insurance subsidiaries. GNAC believes the cash dividends from its insurance subsidiaries should be sufficient to meet its expected obligations for 2003.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

       (c)    Investments

              Bonds available for sale and other investments are stated at fair value with changes in fair value recorded as a component of comprehensive income. There were no components of other investments at March 31, 2003 and December 31, 2002. Short-term investments are stated at cost.

              The "specific identification" method is used to determine costs of investments sold. Provisions for possible losses are recorded only when the values have experienced impairment considered "other than temporary" by a charge to realized losses resulting in a new cost basis of the investment.

              The unrealized gains (losses) on investments at March 31, 2003 and December 31, 2002 are set forth in the following table:

                                                                             March 31, 2003          December 31, 2002
                                                                             --------------          -----------------
Bonds available for sale:

    Unrealized gain                                                           $ 3,246,196                3,637,457

    Deferred tax expense                                                       (1,103,707)              (1,236,735)
                                                                              -----------             ------------

       Net unrealized gain                                                    $ 2,142,489                2,400,722
                                                                              ===========             ============

              Proceeds from the sale of bond securities totaled $7,433,199 and $72,242,260 for the three months ended March 31, 2003 and 2002, respectively. There were no sales of common stocks for the three months ended March 31, 2003 and 2002. Proceeds from the sale of other investments totaled $0 and $2,110,467 for the three months ended March 31, 2003 and 2002, respectively.

              Realized gains and losses on investments for the three months ended March 31, 2003 and 2002, respectively, are presented in the following table:

                                                                           Three months ended March 31,
                                                                        ----------------------------------
                                                                           2003                    2002
                                                                           -----                   ----
Realized gains:

  Bonds                                                                 $  751,054               2,843,861

  Other investments                                                              -                     241
                                                                        ----------               ---------
       Total realized gains                                                751,054               2,844,102
                                                                        ----------               ---------
Realized losses:

 Bonds                                                                           -                 470,891

  Impairment of bonds                                                            -               2,010,670
                                                                        ----------               ---------
       Total realized losses                                                     -               2,481,561
                                                                        ----------               ---------
          Net realized gains                                            $  751,054                 362,541
                                                                        ==========               =========

              During the first three months of 2002, the Company reduced the carrying value of a non-rated commercial mortgage backed security to $0 resulting in a write down of $2,010,670 as a result of a significant increase in the default rate in January and February of 2002 in the underlying commercial mortgage portfolio, which has disrupted the cash flow stream sufficiently to make future cash flows unpredictable. This write down was offset by net realized gains of $2,373,211 recorded from the sale of various bond securities.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

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

       (d)    Federal Income Taxes

              The Company and its subsidiaries file a consolidated Federal income tax return. Deferred income tax items are accounted for under the "asset and liability" method which provides for temporary differences between the reporting of earnings for financial statement purposes and for tax purposes, primarily deferred policy acquisition costs, the discount on unpaid claims and claim adjustment expenses, net operating loss carry forwards and the nondeductible portion of the change in unearned premiums. The Company paid no Federal income taxes during the three months ended March 31, 2002. The Company received Federal income tax refunds totaling $1,055,753 during the three months ended March 31, 2003.

              In assessing the realization of its deferred tax assets, management considers whether it is more likely than not that a portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon management's consideration of expected reversal of deferred tax liabilities and projected future taxable income, management believes it is more likely than not that the Company will not realize the benefits of these deferred tax assets in the near future. The Company has established a valuation allowance against its net deferred tax assets, exclusive of the tax effect of unrealized gains at March 31, 2003 and December 31, 2002, in the amount of $31,533,811 and $31,972,504, respectively.

              As of March 31, 2003, the Company has net operating loss carry forwards for tax purposes of $1,639,332, $23,531,349, $33,950,174,
              $9,302,952 and $440,537 which, if not utilized, will expire in 2018, 2020, 2021, 2022 and 2023, respectively.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

       (e)    Earnings Per Share

              The following table sets forth the computation of basic and diluted earnings per share:

                                                                              Three months ended March 31,
                                                                       -----------------------------------
                                                                          2003                     2002
                                                                         ------                    ----
Basic loss per share:
Numerator:

  Net income (loss)                                                    $    69,520               (4,223,324)

  Less: Preferred stock dividends                                          178,303                  161,538

        Accretion of discount on preferred stock                           720,000                  632,000
                                                                       -----------               ----------

  Net loss to common shareholders                                      $  (828,783)              (5,016,862)
                                                                       -----------               ----------
Denominator:
  Weighted average shares outstanding                                   21,169,736               21,169,736
                                                                       -----------               ----------

     Basic loss per common share                                       $      (.04)                    (.24)
                                                                       ===========               ==========
Diluted loss per share:
Numerator:

  Net income (loss)                                                    $    69,520               (4,223,324)
                                                                       -----------               ----------
Denominator:
  Weighted average shares outstanding                                   21,169,736               21,169,736
  Effect of dilutive securities:
     Convertible preferred stock                                                 -                        -
                                                                       -----------               ----------
     Weighted average shares and assumed
         Conversions                                                    21,169,736               21,169,736
                                                                       -----------               ----------

     Diluted loss per common share *                                   $      (.04)                    (.24)
                                                                       ===========               ==========

*The effects of common stock equivalents and convertible preferred stock are antidilutive for the three months ended March 31, 2003 and 2002, respectively, due to the net loss for the periods; therefore, diluted loss per share is reported the same as basic loss per share.

       (f)    Stock-Based Compensation

              In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"). Statement 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument. Under Statement 123, the Company elects to measure compensation costs using the intrinsic value based method of accounting prescribed by APB 25 "Accounting for Stock Issued to Employees". There have been no options granted since 2000.

              The Company applies APB 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost been determined consistent with Statement 123 for the options granted, the Company's net income and earnings per share would have been the pro forma amounts indicated below:


                                       Three months ended March 31, 2003      Three months ended March 31, 2002
                                       ---------------------------------      ---------------------------------

                                       As reported             Pro forma      As reported            Pro forma
                                       -----------             ---------      -----------           -----------
Net income (loss)                      $    69,520                (3,905)      (4,223,324)           (4,305,992)

Less: Preferred stock dividends            178,303               178,303          161,538               161,538

Less: Accretion of discount on
  preferred stock                          720,000               720,000          632,000               632,000
                                       -----------             ---------      -----------           -----------
Net loss available to common
  shareholders                         $  (828,783)             (901,398)      (5,016,862)           (5,099,530)
                                       ===========             =========      ===========           ===========

Basic loss per common share            $      (.04)                 (.04)            (.24)                 (.24)

Diluted loss per common share          $      (.04)                 (.04)            (.24)                 (.24)

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

       (g)    Accumulated Other Comprehensive Income

              The following schedule presents the components of other comprehensive income:

                                                                         Three months ended March 31,
                                                                       --------------------------------
                                                                          2003                 2002
                                                                          ----                 ----
Unrealized losses on securities:

   Unrealized holding gain (loss) during period                        $   359,793             (838,229)

Less:  Reclassification adjustment for amounts included in net
        income for realized gains                                          751,054            2,373,211
                                                                       -----------           ----------
        Other comprehensive loss before Federal income taxes              (391,261)          (3,211,440)

   Federal income tax benefit                                             (133,028)          (1,091,914)
                                                                       -----------           ----------

        Other comprehensive loss                                       $  (258,233)          (2,119,526)
                                                                       ===========           ==========

              The 2002 reclassification adjustment for amounts included in net income for realized gains excludes the realized loss due to the impairment of a fixed maturity because this amount was not a component of accumulated other comprehensive income as of December 31, 2001.

       (h)    Goodwill

              Goodwill as of March 31, 2003 and as of December 31, 2002 is $609,000 and is related to the 1998 acquisition of the Lalande Group and reflects a value no less than the estimated fair valuation of combined agency and claims handling operations of this type in the personal auto marketplace. Effective in 2002, goodwill is no longer amortized but will be subject to an impairment test based on its estimated fair value. Therefore, additional impairment losses could be recorded in future periods.

       (i)    Accounting Pronouncements

              In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (Statement 146). The provisions of Statement 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of Statement 146 did not have a material effect on the Company's consolidated financial position or result of operations.

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

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

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

       (j)    Benefit Plans

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

              The Company entered into retention incentive agreements with sixteen of its employees, three of whom are officers of the Company. Each of the retention incentive agreements generally requires that the Company pay the applicable employee an amount based upon the employee's annual base salary, less amounts owed by the Company to the employee pursuant to any change in control or severance agreements the employee may have with the Company. The Company's obligation to make payments under each retention incentive agreement is conditioned upon the employee remaining in the employ of the Company through a specified date, unless terminated earlier by the Company without cause or by the employee with good reason. The Company could be obligated to make up to an aggregate of approximately $787,000 in payments under the retention incentive agreements. Other than Jackiben N. Wisdom (who was not one of the five most highly compensated employees of the Company at the time he entered into his retention incentive agreement), none of the five most highly compensated employees of the Company are parties to the retention incentive agreements.

(2)    Reinsurance

       The amounts deducted in the Consolidated Statements of Operations for reinsurance ceded for the three months ended March 31, 2003 and 2002, respectively, are set forth in the following table.

                                                                         Three months ended March 31,
                                                                       -------------------------------
                                                                           2003               2002
                                                                           ----               ----
Premiums earned - all other                                            $     60,143        9,130,840
Premiums earned - Florida business                                     $          -           (3,217)
Premiums earned - fronting arrangements                                $     81,496        4,994,963

Claims and claim adjustment expenses - all other                       $ (1,006,133)       7,924,472
Claims and claim adjustment expenses - Florida business                $   (556,574)         209,774
Claims and claim adjustment expenses - plan servicing                  $      3,028         (341,727)
Claims and claim adjustment expenses - Fronting arrangements           $   (180,053)       3,422,543

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

       Claims ceded to the commercial automobile plans of Arkansas, California, Louisiana, Mississippi and Pennsylvania are designated as "plan servicing".

       There were no plan servicing or Florida business unearned premiums at March 31, 2003 and December 31, 2002, respectively. The amounts included in the Consolidated Balance Sheets for reinsurance ceded under fronting arrangements and reinsurance ceded to the commercial automobile plans of Arkansas, California, Louisiana, Mississippi and Pennsylvania as of March 31, 2003 and December 31, 2002 were as follows:

                                                                                    2003                2002
                                                                                    ----                ----
Unearned premiums - fronting arrangements                                         $     47,606         106,145

Unpaid claims and claim adjustment expenses - Florida business                    $          -         556,574
Unpaid claims and claim adjustment expenses - plan servicing                      $    118,814         184,320
Unpaid claims and claim adjustment expenses - fronting arrangements               $  1,680,743       2,032,541

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

       This agreement reinsures the Company's ultimate net aggregate liability in excess of $32,500,000 up to an aggregate limit of $89,650,000 for net commercial auto liability losses and loss adjustment expense incurred but unpaid as of December 31, 2000. At March 31, 2003 and December 31, 2002 a deferred reinsurance gain of $3,333,468 and $3,855,062, respectively, has been recorded in deferred revenues. For the first quarter of 2003 and first quarter of 2002, $521,594 and $579,014, respectively, was recorded in other income. Since its inception at December 31, 2000, $5,716,532 has been recorded in other income which represents the reserve development under the reserve reinsurance cover agreement. The deferred gain item will be recognized in income in future periods based upon the ratio of claims paid in the $57,150,000 layer to the total of the layer. The reinsurer remains responsible for reimbursing the Company for claim payments covered under this agreement.

       The Company does not have catastrophe reinsurance for business written in 2003 because of the exit from commercial lines and because the cost for coverage for the personal auto line was determined to be excessive in relation to the evaluation of risks to be retained.

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

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

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

       On February 27, 2002 the Company entered into an amendment to the credit agreement which cured covenant breaches and provided for principal prepayments. The Company prepaid $6,100,000 of the indebtedness outstanding under the credit agreement on March 4, 2002. Several covenants in the existing credit agreement were eliminated or modified by the amendment and the interest rate was changed to a base rate (which approximates prime) plus 175 basis points (6% at March 31, 2003). The Company paid $500,000 of the indebtedness outstanding under the credit agreement in December 2002 as a result of the sale of GCM. On March 24, 2003 the Company paid $1,939,000 of the indebtedness outstanding under the credit agreement, as a result of the dividend received from General Agents of $3,878,000. The principal amortization schedule was amended such that the remaining $1,761,000 principal balance under the credit agreement is payable in November 2003.

       The Company recorded interest expense of $52,509 and $110,566 for the three months ended March 31, 2003 and 2002, respectively. The Company paid interest expense of $52,509 and $127,459 for the three months ended March 31, 2003 and 2002, respectively. The Company made a scheduled principal payment of $500,000 in January 2002 and unscheduled principal prepayments of $500,000 and $1,939,000 in December 2002 and March 2003, respectively.

(4)    Redeemable Preferred Stock and Shareholders' Equity

       The Company has authorized 250,000,000 shares of common stock, par value $.10 per share (the "Common Stock"). Of the authorized shares of Common Stock, 22,013,830 were issued as of March 31, 2003 and December 31, 2002, respectively, and 21,169,736 were outstanding as of March 31, 2003 and December 31, 2002, respectively.

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

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

       On March 23, 2001, GNAC consummated a transaction with GMSP pursuant to which, among other things, the Company issued shares of its newly created Series C Preferred Stock to GMSP in exchange for an aggregate purchase price of $3,000,000 in cash.

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

       On March 23, 2001, GNAC consummated a transaction with Robert W. Stallings pursuant to which, among other things, GNAC issued shares of its newly created Series B Preferred Stock and a Warrant to purchase an aggregate of 1,050,000 shares of Common Stock at $2.25 per share in exchange for an aggregate purchase price of $3,000,000 in cash. The annual dividend provisions and the redemption provisions of the Series B Preferred Stock are the same as those for the Series C Preferred Stock. The Series B Preferred Stock is convertible into Common Stock at $2.25 per share. Subject to adjustment for certain events, the Series B Preferred Stock is convertible into a maximum of 1,333,333 shares of Common Stock. The Warrant expires in March 2006.

       The transaction dated March 23, 2001 results in all preferred stock being redeemable. The discount on the preferred stock is being amortized over the period until redemption using the effective interest method. At March 31, 2003 and December 31, 2002, respectively, there was $9,674,000 and $10,394,000 in unaccreted discount and $1,310,421 and $1,132,118 in accrued dividends on the Series A and Series B Preferred Stock.

       As of March 31, 2003 there were 511,324 options outstanding to purchase common stock ("options") at an average exercise price of $9.38 per share that had been granted to officers and directors of the Company under the Company's 1995 Stock Option Plan; 374,440 options, at an average exercise price of $5.59 per share, that had been granted to officers, directors and employees of the Company under the Company's 1998 Long-Term Incentive Plan; and 579,710 options, at an exercise price of $5.75 per share, that had been granted to Glenn W. Anderson under an employment agreement.

(5)    Segment Reporting

       On February 7, 2002, the Company announced its decision to discontinue writing commercial lines insurance business due to continued adverse claims development and unprofitable results.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

       Previously the Company made operating decisions and assessed performance for the commercial lines segment and the personal lines segment. The commercial lines segment wrote primarily commercial auto, garage, general liability and property. The personal lines segment writes primarily nonstandard personal auto coverages.

       The Company considers many factors including the nature of the insurance product and distribution strategies in determining how to aggregate operating segments.

       The Company has elected not to allocate assets to the commercial lines or personal lines segments for management reporting purposes.

       The following tables present a summary of segment profit (loss) for the three months ended March 31, 2003 and 2002:

                                                             Three months ended March 31, 2003
                                                             ---------------------------------
                                                    Commercial       Personal
                                                       Lines           Lines           Other      Total
                                                     --------        --------         ------     -------
                                                                   (Amounts in thousands)
Gross premiums written                               $     23           9,026              -       9,049
                                                     ========        ========         ======     =======

Net premiums earned                                  $    693           7,997              -       8,690
Net investment income                                     140             695             10         845
Other income                                              661             199              -         860
Expenses                                               (2,667)         (7,841)          (515)    (11,023)
                                                     --------        --------         ------     -------

    Operating income (loss)                            (1,173)          1,050           (505)       (628)

Net realized gains                                          -               -            751         751
Interest expense                                            -               -            (53)        (53)
                                                     --------        --------         ------     -------
    Income (loss) before Federal income taxes          (1,173)          1,050            193          70
                                                     ========        ========         ======     =======

Combined ratio (U.S. GAAP) basis                        388.5%           98.1%             -%      120.9%
                                                     ========        ========         ======     =======

                                                             Three months ended March 31, 2002
                                                             ---------------------------------
                                                    Commercial       Personal
                                                       Lines           Lines           Other      Total
                                                     --------        --------         ------     -------
                                                                   (Amounts in thousands)
Gross premiums written                               $  9,679           9,974              -      19,653
                                                     ========        ========         ======     =======

Net premiums earned                                  $ 10,704           6,738              -      17,442
Net investment income                                     528             762              3       1,293
Other income                                              776             (98)             -         678
Expenses                                              (14,408)         (7,227)          (408)    (22,043)
                                                     --------        --------         ------     -------

    Operating income (loss)                            (2,400)            175           (405)     (2,630)

Net realized gains                                          -               -            363         363
Interest expense                                            -                           (111)       (111)
                                                     --------                         ------     -------
    Income (loss) before Federal income taxes        $ (2,400)            175           (153)     (2,378)
                                                     ========        ========         ======     =======

Combined ratio (U.S. GAAP) basis                        134.6%          107.3%             -%      123.9%
                                                     ========        ========         ======     =======

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

       The following tables provide additional detail of segment revenue components by product line for the three months ended March 31, 2003 and 2002.

                                                             Three months ended March 31, 2003
                                                             ---------------------------------
                                                    Commercial       Personal
                                                       Lines           Lines           Other      Total
                                                     --------        --------         ------     -------
                                                                (Dollar amounts in thousands)
Gross premiums written:
  Commercial auto                                    $     (9)              -           -             (9)
  General liability                                        24               -           -             24
  Personal auto                                             -           9,040           -          9,040
  Other                                                     8             (14)          -             (6)
                                                     --------        --------         ------     -------

Total gross premiums written                         $     23           9,026           -          9,049
                                                     ========        ========         ======     =======

Net premiums earned:
  Commercial auto                                    $    397               -           -            397
  General liability                                       260               -           -            260
  Personal auto                                             -           8,002           -          8,002
  Other                                                    36              (5)          -             31
                                                     --------        --------         ------     -------

Total net premiums earned                            $    693           7,997           -          8,690
                                                     ========        ========         ======     =======

                                                             Three months ended March 31, 2002
                                                             ---------------------------------
                                                    Commercial       Personal
                                                       Lines           Lines           Other      Total
                                                     --------        --------         ------     -------
                                                                (Dollar amounts in thousands)
Gross premiums written:
  Commercial auto                                    $  5,311               -           -          5,311
  General liability                                     3,816               -           -          3,816
  Personal auto                                             -           9,626           -          9,626
  Other                                                   552             348           -            900
                                                     --------        --------         ------     -------

Total gross premiums written                         $  9,679           9,974           -         19,653
                                                     ========        ========         ======     =======

Net premiums earned:
  Commercial auto                                    $  6,360               -           -          6,360
  General liability                                     3,576               -           -          3,576
  Personal auto                                             -           6,409           -          6,409
  Other                                                   768             329           -          1,097
                                                     --------        --------         ------     -------

Total net premiums earned                            $ 10,704           6,738           -         17,442
                                                     ========        ========         ======     =======

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(6)    Subsequent Event

       Securities litigation has been filed in United States District Court, Southern District of Florida against the Company and two of its officers (one of whom is also a director). The plaintiffs seek class certification for the litigation and principally allege violations of securities laws in respect of the Company's previously acquired and disposed of Tri-State, Ltd. subsidiary and seek an unspecified amount of damages. The Company believes the allegations are without merit and intends to vigorously defend the proceedings.

       In May 2003, Michael S. Johnston, the President - Personal Lines Division of the Company, entered into an Executive Severance Agreement with the Company. This agreement generally provides that if Mr. Johnston resigns his employment with the Company for good reason or if the Company terminates Mr. Johnston without cause or in connection with a change in control of National Specialty Lines, Inc. and DLT Insurance Adjusters, Inc. and Mr. Johnston is not offered employment with comparable compensation with the acquiring company in the change in control, the Company will pay Mr. Johnston an amount equal to his annual base salary at the time of termination or resignation. Also pursuant to this agreement, the Company and Mr. Johnston each mutually released the other from obligations under the stock purchase agreement and employment contract between the Company and Mr. Johnston and generally from any and all other claims that each otherwise may have had against the other.

       In May, 2003 the Company entered into retention incentive agreements with four of its employees. Each of the retention incentive agreements generally requires that the Company pay the applicable employee an amount based upon the employee's annual base salary, less amounts owed by the Company to the employee pursuant to any change in control or severance agreements the employee may have with the Company. The Company's obligation to make payments under each retention incentive agreement is conditioned upon the employee remaining in the employ of the Company through a specified date, unless terminated earlier by the Company without cause or by the employee with good reason. The Company could be obligated to make up to an aggregate of approximately $289,000 in payments under the retention incentive agreements.

                         GAINSCO, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

       BUSINESS OPERATIONS

       Discontinuance of Commercial Lines

       On February 7, 2002, the Company announced its decision to cease writing its primary line of business, commercial insurance, due to continued adverse claims development and unprofitable results. The Company notified all of its commercial lines agents of its intent to cancel their agency contracts and notified all states, where required by statute, of its intent to cease writing commercial lines of insurance in their state. The discontinuance of writing commercial lines has resulted in the Company ceasing to be approved to write insurance in a number of states.

       At March 31, 2003, the Company had 218 commercial lines policies in force which will expire during 2003. Concurrently, the Company continued to settle and reduce its inventory of commercial lines claims. At March 31, 2003, there were 850 claims associated with our overall runoff book outstanding, compared to 1,634 a year earlier. Due to the long tail nature of these claims, the Company anticipates it will take a substantial number of years to complete an orderly adjustment and settlement process with regard to existing claims and any additional claims it receives in the future from its past business writings. In the course of reducing its employee count, in the first quarter of 2003 the Company outsourced certain of its information technology operations related to the run-off of its commercial lines to an unaffiliated third party provider with which Richard A. Laabs, a former senior executive of the Company, and three other former employees of the Company are affiliated.

       As respects the Company's remaining active insurance line, personal auto, management continues in 2003 to implement actions intended to enhance the profit potential of this business and its future strategic direction, which could include the expansion, contraction, or disposition of the business.

       Redeployment of Capital

       The Company anticipates a lengthy period of transition as it lessens its exposure to the insurance industry. During the transition process, the Company may consider the sale of additional subsidiaries associated with that business. The Company intends to redeploy capital no longer required by its insurance business, once it becomes available, to pursue other opportunities in the future that offer a better prospect for profitability. The Company believes that suitable capital redeployment opportunities should be available after the capital no longer required by its insurance business becomes available, but cannot predict the amount of capital that will ultimately be available for redeployment, the timing or the nature of the opportunities that may be available at the time capital becomes available. The opportunities may be outside of the insurance business and could be in the financial services business. The opportunities could require more capital than the Company has available, which could result in the Company having to seek such capital from other sources, but the Company has no assurance that it would be able to effect any such transaction or the terms thereof.

       Sale of GAINSCO County Mutual Insurance Company

       On December 2, 2002, the Company completed the sale and transfer of the management contract controlling Gainsco County Mutual Insurance Company ("GCM") to an affiliate of Liberty Mutual Insurance Company ("Liberty"), for a purchase price of up to $10 million, of which $1 million was paid at closing and the balance is payable in contingent payments through September 2009. The $9 million total of future payments would be payable $3 million in September 2003 and $1 million each year thereafter through September 2009 and each payment is contingent on there being no materially adverse change in the regulatory treatment of GCM specifically, or county mutuals generally, from legislative or regulatory administrative actions prior to the applicable payment date. Legislation has been introduced in the current session of the Texas

       Legislature ending June 2, 2003 which, depending whether or in what form it is ultimately adopted, could prejudice the rights of the Company to receive some or all of the future payments from Liberty. The Company has a receivable of $300,000 due from Liberty, which there is no certainty of receiving given the potential legislation mentioned previously. The Company has a contingent gain related to the sale of the management contract for the amount of the sale in excess of cost of approximately $8.5 million. Such gain is to be recognized if and as the related contingencies are satisfied at each due date of future Liberty payments under the sale agreement. The Company made a $500,000 prepayment of outstanding bank debt from the closing proceeds of the transaction.

       RESULTS OF OPERATIONS

       Gross premiums written for the first quarter of 2003 were $9,048,936 versus $19,653,342 for the comparable 2002 period representing a 54% decrease. Commercial lines accounts for the majority of the decrease as a result of the Company's decision in the first quarter of 2002 to discontinue writing commercial lines due to continued adverse claims development and unprofitable results. Personal lines decreased 10% primarily as a result of a change in geographical mix in nonstandard personal auto.

       The following table compares the major lines between the periods for gross premiums written.

                                                                    Three months ended March 31,
                                                                    -----------------------------
                                                                      2003                  2002
                                                                      ----                  ----
                                                                      (Amounts in thousands)
Commercial lines                                             $     23         .3%    $ 9,679        49.2%
Personal lines                                                  9,026       99.7       9,974        50.8
                                                             --------      -----     -------     -------

     Total                                                   $  9,049      100.0%    $19,653       100.0%
                                                             ========      =====     =======     =======

       Personal auto, which is included in Personal lines, is the only line of insurance currently marketed by the Company. Personal auto was profitable with a 96.6% combined ratio for the first quarter of 2003 versus 105.2% for the comparable 2002 period.

       Net premiums earned decreased 50% for the first quarter of 2003 versus the comparable 2002 period primarily as a result of discontinuance of commercial lines mentioned previously.

       Net investment income decreased 35% for the first quarter of 2003 versus the comparable 2002 periods due to the decline in investments and short-term investments comprising a significantly greater portion of investments in the first quarter of 2003 versus the comparable period last year

       Claims and claims adjustment expenses ("C & CAE") decreased $7,590,314 in the first quarter of 2003 from the first quarter of 2002 and the C & CAE ratio was 86.1% in the first quarter of 2003 versus 86.4% in the first quarter of 2002. The C & CAE ratios are comparable for both periods, the decrease in the amount is related to the run-off of commercial lines.

       The ratio of commissions plus the change in deferred policy acquisition costs and deferred ceding commission income to net premiums earned was 17% for the first quarter of 2003 versus 20% for the first quarter of 2002. The primary reason for the decrease in the ratio was due to the shift in the mix of business to nonstandard personal auto which has lower acquisition expenses than commercial lines.

       Commissions are comprised of commission expenses (which vary with gross premiums written), offset by commission income, (which varies with ceded premium written). Commission expenses are paid to agents to produce the business for the Company. Commission income is received by the Company from reinsurers as compensation to the Company for business the Company cedes to the reinsurers. Commissions decreased in 2003 as a result of the decrease in gross premiums written discussed previously.

       Change in deferred policy acquisition costs ("DPAC") and deferred ceding commission income ("DCCI") represents the change during the period in the asset "Deferred policy acquisition cost." This asset item is comprised of commission expenses, premium taxes and certain marketing and underwriting expenses which are deferred, offset by commission income received from reinsurers, which is also deferred. This net asset DPAC is amortized into the results of operations through "Change in deferred policy acquisition costs and deferred ceding commission income," as the underlying gross premiums written and ceded premiums written are earned. Change in DPAC and DCCI resulted in a charge in 2003 of $7,515 and a credit in 2002 of $531,006. The charge in 2003 is primarily attributable to the amortization of previous DPAC and DCCI exceeding DPAC and DCCI incurred for 2003 as a result of the decision to discontinue writing commercial lines in 2002.

       Interest expense from the note payable decreased in the first quarter of 2003 from the comparable 2002 period primarily due to principal payments on the note payable. The Company paid principal amounts of $2,439,000 since March 31, 2002.

       Underwriting and operating expenses were down 42% in the first quarter of 2003 from the comparable 2002 period primarily due to expense reductions implemented as a result of the decision to discontinue writing commercial lines.

       The Company recorded tax expense during the first quarter of 2002 due to an increase to the deferred tax asset valuation allowance, as a result of excluding the effects of unrealized gains in the deferred tax asset.

       LIQUIDITY AND CAPITAL RESOURCES

       Parent Company

       GAINSCO, INC. ("GNAC") is a holding company that provides administrative and financial services for its wholly owned subsidiaries. GNAC needs cash for: (1) principal and interest on its bank note payable, (2) administrative expenses, and (3) investments. The primary sources of cash to meet these obligations are statutory permitted dividend payments from General Agents Insurance Company of America, Inc. ("General Agents") a wholly owned subsidiary. Statutes in Oklahoma restrict the payment of dividends by General Agents to the available surplus funds derived from their realized net profits. The maximum amount of cash dividends that General Agents may declare without regulatory approval in any 12-month period is the greater of net income for the 12-month period ended the previous December 31 or 10% of policyholders' surplus as of the previous December 31. On March 20, 2003 General Agents paid dividends to GNAC of $3,878,000. Based on its surplus amounts at December 31, 2003 and generally without prior regulatory approval, in March 2004 General Agents may declare dividends to GNAC of up to the greater of net income for the 12-month period ended December 31, 2003 or 10% of policyholders' surplus as of December 31, 2003. GNAC expects to meet it obligations for 2003.

       The Company had Federal income tax loss carry forward tax benefits at March 31, 2003 of approximately $23,167,309 that could be applied against any future earnings of the Company, subject to certain limitations. Thus, the Company does not currently require funds to satisfy Federal income tax obligations.

       GNAC entered into an amendment dated as of February 27, 2002 to its bank credit agreement which cured GNAC's covenant breaches and provided for additional principal prepayments. Pursuant to the amendment, GNAC prepaid $6,100,000 of the indebtedness outstanding under the credit agreement. Several covenants in the existing credit agreement were eliminated or modified by the amendment and the interest rate was changed to a base rate (which approximates prime) plus 175 basis points. The major financial covenant of the amended credit agreement requires the statutory surplus of General Agents to be at a minimum of three times the unpaid principal balance. General Agents' statutory surplus at March 31, 2003 was approximately $38,167,000, which is approximately $32,884,000 above the minimum threshold. The remaining $1,761,000 principal balance under the credit agreement is payable in November 2003 which GNAC intends to fund with short-term investments. The credit agreement, among other things, precludes payment of dividends on common or preferred stock and restricts the kinds of investments that GNAC may make.

       Subject to bank credit agreement restrictions, GNAC may also obtain cash through the sale of subsidiaries or assets and through the issuance of common or preferred stock. The bank credit agreement generally requires a note prepayment in the event of the sale by GNAC of any subsidiary or assets (except certain ordinary course of business sales), or any issuance of stock (subject to certain exceptions), equal to 50% of the proceeds received.

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

       With regard to long term liquidity, the average maturity of the investment portfolio is approximately 2 years. The fair value of the fixed maturity portfolio at March 31, 2003 was $3,246,195 above amortized cost.

       Net cash used for operating activities was $198,160 for the first quarter of 2003 versus $65,551,619 in net cash used for operating activities for the first quarter of 2002.

       Investments decreased primarily due to the principal payment on the Note payable and the decrease in unrealized gains on Bonds available for sale. Premiums receivable increased primarily as a result of an increase in nonstandard personal auto writings in the first quarter of 2003 versus the fourth quarter of 2002. Reinsurance balances receivable decreased primarily due to paid C & CAE recoveries received from the commercial quota share treaty and a decrease in ceded unpaid C & CAE under the reserve reinsurance cover agreement. Ceded unpaid claims and claim adjustment expenses decreased primarily as a result of the decrease in unpaid claims and claim adjustment expenses with regard to commercial claims subject to the commercial quota share treaty. Current Federal income taxes decreased as a result of the Company receiving a refund in January 2003 for previously paid taxes.

       Unpaid claims and claims adjustment expenses decreased primarily due to the run-off of commercial business. This amount represents management's best estimate, as derived from actuarial analysis and was set equal to the selected reserve estimate as established by our outside actuary. Management has reviewed and discussed the results of the actuarial analysis with the actuary and believes the reserve estimate selected by the actuary to be the best estimate of reserves at this time.

       As of March 31, 2003, in respect of its commercial lines, the Company had $77,498,489 in reserves for unpaid claims and claim adjustment expenses net of ceded unpaid claims and claim adjustment expense. This balance has not been reduced for the ceded unpaid C & CAE of $20,058,770 under the reserve reinsurance cover agreement that is included in Reinsurance balances receivable. Historically, the Company has experienced significant volatility in its reserve projections for its commercial lines. This volatility has been primarily attributable to its commercial automobile and general liability product lines. On February 7, 2002, the Company announced it had decided to discontinue writing commercial lines insurance due to continued adverse claims development and unprofitable results. As of March 31, 2003 only 218 commercial policies remain in force and they will expire in 2003. Concurrently, the Company has been settling and reducing its remaining inventory of commercial claims. See "BUSINESS OPERATIONS - Discontinuance of Commercial Lines." As of March 31, 2003, 850 commercial claims remained, compared with 1,634 claims a year earlier. The average commercial lines claim at March 31, 2003 was approximately $91,175 per claim.

       As of March 31, 2003, in respect of its personal lines, the Company had $13,889,668 in unpaid claims and claim adjustment expenses net of ceded unpaid claims and claim adjustment expense. Personal lines claims generally are shorter in duration than the Company's commercial lines claims. At March 31, 2003, the Company had 2,199 personal auto claims. The average personal auto claim at March 31, 2003 was approximately $6,004 per claim.

       The Company considers the unpaid claims and claim adjustment expenses to be adequate; they are set to equal the selected reserve estimate determined by an outside actuarial firm.

       Deferred revenue decreased primarily as a result of reinsurance recoveries under the reserve reinsurance cover agreement. The note payable decreased due to a prepayment made during the first quarter of 2003.

       Preferred Stock

       As a result of the March 23, 2001 transactions with Goff Moore Strategic Partners, L.P. and Robert W. Stallings, the Company has three series of redeemable Preferred Stock, which are classified as mezzanine financing. The Series A Preferred Stock was previously classified in shareholders' equity because it was not subject to mandatory redemption. The Company is required to redeem the Series A Preferred Stock on January 1, 2006 at a price of $31,620,000 plus unpaid dividends, if any. As of March 31, 2003, there were no accrued but unpaid dividends in respect of the Series A Preferred Stock. The Series B and Series C Preferred Stock are redeemable at the Company's option in March 2006 and at the option of the majority holders in March 2007 at a price of $3,000,000 each plus accrued dividends. The Series B and the Series C Preferred Stock each include accrued dividends in the amount of $655,211 as of March 31, 2003. At March 31, 2003, $9,674,000 has yet to be charged to Retained deficit related to the accretion of the discount on the Series A and Series B Preferred Stock.

       Accumulated other comprehensive income of $2,142,489 was recorded at March 31, 2003 primarily as a result of the unrealized gains on bonds available for sale, net of tax. The increase in Retained deficit of $828,783 attributable to the accretion of discount on the Series A and Series B Preferred Stock of $720,000, and the accrual of dividends on the Series B and Series C Preferred Stock of $178,303, offset by net income of $69,520.

       Proposed Change in Accounting for Preferred Stock

       In March 2003, the Financial Accounting Standards Board announced it expects to issue the proposed limited-scope statement "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," in the second quarter of 2003. This statement would require redeemable preferred stock to be classified as a liability and any related accretion of discount and accrued dividends to be charged to the results of operations. If this statement is adopted as proposed, the Company would record all series of preferred stock as liabilities and would record the related accretion of discount and accrued dividends as charges to Results of Operations. For the first quarter of 2003 the accretion of discount on redeemable preferred stock was $720,000 and the dividends accrued were $178,303. Under this proposed statement these amounts would be recorded as charges to Results of Operations which would have resulted in a net loss of $828,783 for the three months ended March 31, 2003.

       Regulatory Capital

       The Company is not aware of any current recommendations by regulatory authorities, which if implemented, would have a material adverse effect on the Company's liquidity, capital resources or results of operations. The Company's statutory capital exceeds the benchmark capital level under the Risk Based Capital formula for its insurance companies that are subject to Risk Based Capital requirements. Risk Based Capital is a method for establishing the minimum amount of capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile.

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

       Shareholders' Equity Assuming Redemption of Preferred Stock

       At March 31, 2003, total assets less total liabilities of the Company was $42,416,501 and there were outstanding three series of Preferred Stock with an aggregate liquidation value of $38,930,421 ($37,620,000 stated value plus accrued dividends of $1,310,421). Based on the foregoing, the Shareholders' Equity assuming the redemption of all series of the Preferred Stock at March 31, 2003, would be $3,486,080 ($0.17 per common share). The amount ultimately available to the shareholders would vary with changes in the assets and liabilities of the Company.

       Legal Proceedings

       Securities litigation has been filed in United States District Court, Southern District of Florida against the Company and two of its officers (one of whom is also a director). The plaintiffs seek class certification for the litigation and principally allege violations of securities laws in respect of the Company's previously acquired and disposed of Tri-State, Ltd. subsidiary and seek an unspecified amount of damages. The Company believes the allegations are without merit and intends to vigorously defend the proceedings.

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

       FORWARD LOOKING STATEMENTS

       Statements made in this report that are not strictly historical may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that important factors, representing certain risks and uncertainties, could cause actual results to differ materially from those contained in the forward-looking statements. These factors include, but are not limited to, (a) the Company's ability to effect the successful exit from unprofitable lines and businesses that the Company believes cannot be counted on to produce future profit, (b) heightened competition from existing competitors and new competitor entrants into the Company's markets, (c) the extent to which market conditions firm up, the acceptance of higher prices in the market place and the Company's ability to realize and sustain higher rates, (d) contraction of the markets for the Company's business, (e) acceptability of the Company's A.M. Best rating to its end markets, (f) the Company's ability to meet its obligations under its capital and debt agreements, (g) the ongoing level of claims and claims-related expenses and the adequacy of claim reserves, (h) the outcome of pending litigation, (i) the effectiveness of investment strategies implemented by the Company's investment manager, (j) continued justification of recoverability of goodwill in the future, (k) the availability of reinsurance and the ability to collect reinsurance recoverables, (l) the Company's ability to invest in new endeavors that are successful, (m) the limitation on the Company's ability to use net operating loss carryforwards as a result of constraints caused by ownership changes within the meaning of Internal Revenue Code Section 382, (n) the ability of the company to realize contingent acquisition payments in connection with its sale of the management contract controlling GAINSCO County Mutual Insurance Company, which in turn depends upon whether, or in what form, the Texas Legislature passes legislation that has been introduced in the current session of the Texas Legislature ending June 2, 2003 which could prejudice the rights of the Company to receive any of the future payments from Liberty Mutual Insurance Company or its affiliates, (o) the effect of the adoption by the Financial Accounting Standards Board of the proposed limited-scope statement "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" which could require the Company to record all series of preferred stock as liabilities and to record the related accretion of discount and accrued dividends as charges to Results of Operations, and (p) general economic conditions, including fluctuations in interest rates. A forward-looking statement is relevant as of the date the statement is made. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which the statements are made.

                         GAINSCO, INC. AND SUBSIDIARIES
                             Controls and Procedures

       CONTROLS AND PROCEDURES

       The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15d-14(c) under the Exchange Act) as of March 31, 2003 and concluded that those disclosure controls and procedures are effective.

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

                           PART II. OTHER INFORMATION

      Item 1. Legal Proceedings

              Securities litigation has been filed in United States District Court, Southern District of Florida against the Company and two of its officers (one of whom is also a director). The plaintiffs seek class certification for the litigation and principally allege violations of securities laws in respect of the Company's previously acquired and disposed of Tri-State, Ltd. subsidiary and seek an unspecified amount of damages. The Company believes the allegations are without merit and intends to vigorously defend the proceedings.

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

                    *3.3 Articles of Amendment to Articles of Incorporation as filed with the Secretary of State of Texas on August 13, 1993 [Exhibit 3.6, Form 10-K dated March 25, 1994]

                    *3.4 Statement of Resolution Establishing and Designating Series A Convertible Preferred Stock of Registrant as filed with the Secretary of State of the State of Texas on October 1, 1999 [Exhibit 99.18, Form 8-K dated June 29, 1999].

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

                    15.       Awareness Letter of KPMG LLP (1)

                    99.1 Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer (2)

                    99.2 Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer (2)

                    99.3      Press release dated May 14, 2003. (2)

                           * Exhibit has previously been filed with the Commission as an exhibit in the filing designated in brackets and is incorporated herein by this reference. Registrant's file number for reports filed under the Securities Exchange Act of 1934 is 1-9828.

                           (1)  Filed herewith.

                           (2)  Furnished (but not filed) herewith.

              (b)   Reports on Form 8-K

                    None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the Registrant as well as in his capacity as Chief Financial Officer.

                                    GAINSCO, INC.

Date:  May 15, 2003                 By: /s/ Daniel J. Coots
                                        -------------------
                                        Daniel J. Coots
                                        Senior Vice President, Treasurer and
                                         Chief Financial Officer

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

Date:  May 15, 2003             Signature: /s/Glenn W. Anderson
                                           ---------------------
                                              Glenn W. Anderson
                                              President and Chief Executive
                                              Officer

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

Date:  May 15, 2003            Signature:  /s/Daniel J. Coots
                                           -------------------
                                              Daniel J. Coots

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

            Exhibit No.     Description

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

            Exhibit No.     Description

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

            Exhibit No.     Description

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

            Exhibit No.     Description

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

              15.           Awareness Letter of KPMG LLP (1)

              99.1 Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer (2)

              99.2 Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer (2)

              99.3          Press release dated May 14, 2003. (2)

              * Exhibit has previously been filed with the Commission as an exhibit in the filing designated in brackets and is incorporated herein by this reference. Registrant's file number for reports filed under the Securities Exchange Act of 1934 is 1-9828.

              (1) Filed herewith.

              (2) Furnished (but not filed) herewith.