Form 10-Q
period 2003-06-30
GAINSCO INC
filed 2003-08-14
CIK 786344

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                Quarterly Report under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For Quarter Ended June 30, 2003                    Commission File Number 1-9828

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

                                 Yes [ ] No [X]

As of August 13, 2003 there were 21,169,736 shares of the registrant's Common Stock ($.10 par value) outstanding.

                         GAINSCO, INC. AND SUBSIDIARIES
                                      INDEX

                                                                                                                         Page
                                                                                                                         ----
PART I.  FINANCIAL INFORMATION

     ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS:

                 Independent Accountants' Review Report                                                                    3

                 Consolidated Balance Sheets as of June 30, 2003 (unaudited) and
                 December 31, 2002                                                                                         4

                 Consolidated Statements of Operations for the Three Months and Six Months
                 Ended June 30, 2003 and 2002 (unaudited)                                                                  6

                 Consolidated Statements of Shareholders' Equity and Comprehensive
                 Income (Loss) for the Six Months Ended June 30, 2003 (unaudited) and the
                 Twelve Months Ended December 31, 2002                                                                     7

                 Consolidated Statements of Cash Flows for the Six Months Ended
                 June 30, 2003 and 2002 (unaudited)                                                                        8

                 Notes to Consolidated Financial Statements
                 June 30, 2003 and 2002 (unaudited)                                                                       10

     ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                 AND RESULTS OF OPERATIONS                                                                                27

     ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                               34

     ITEM 4.     CONTROLS AND PROCEDURES                                                                                  36

PART II.  OTHER INFORMATION

     ITEM 1.     LEGAL PROCEEDINGS                                                                                        37

     ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS                                                                37

     ITEM 3.     DEFAULTS UPON SENIOR SECURITIES                                                                          37

     ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                      37

     ITEM 5.     OTHER INFORMATION                                                                                        38

     ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                                                         38

SIGNATURE                                                                                                                 43


                          PART I. FINANCIAL INFORMATION

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Shareholders
GAINSCO, INC.:

We have reviewed the accompanying consolidated balance sheets of GAINSCO, INC. and subsidiaries as of June 30, 2003, the related consolidated statements of operations for the three - month and six - month periods ended June 30, 2003 and 2002, and the related consolidated statements of shareholders' equity and comprehensive income (loss), and cash flows for the six-months ended June 30, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management.

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

As discussed in Note 1(h) to the consolidated financial statements, effective January 1, 2002, GAINSCO, INC. and subsidiaries adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

                                                                   /s/ KPMG LLP
                                                                   ------------
                                                                   KPMG LLP
Dallas, Texas
August 8, 2003

                         GAINSCO, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                                            June 30,
                                                                                              2003                  December 31,
                                                                                          (unaudited)                   2002
                                                                                          ------------               -----------
                                  Assets

Investments:

   Fixed maturities:

     Bonds available for sale, at fair value (amortized cost:  $51,197,333
       - 2003, $59,019,871 - 2002)                                                        $ 55,026,638                62,657,328

     Certificates of deposit, at fair value (cost: $985,400 - 2003,
       $645,000 - 2002))                                                                       987,213                   645,000

     Common stock, at fair value (cost: $302,000 - 2003, $0 - 2002)                            233,000                         -
   Short-term investments, at cost (which approximates fair value)                          53,689,815                51,671,557
                                                                                          ------------                ----------
                  Total investments                                                        109,936,666               114,973,885
Cash                                                                                         4,681,173                 2,512,454

Accrued investment income                                                                      793,303                   714,760

Premiums receivable (net of allowance for doubtful accounts:  $275,000  -
   2003 and 2002)                                                                            4,114,958                 3,684,195

Reinsurance balances receivable (net of allowance for doubtful accounts:
   $1,044,311 - 2003, $1,001,461 - 2002) (note 2)                                           21,116,353                31,622,971

Ceded unpaid claims and claim adjustment expenses (note 2)                                  39,213,291                46,802,114

Ceded unearned premiums (note 2)                                                                 6,562                   178,572

Deferred policy acquisition costs                                                            1,022,954                 1,674,346

Property and equipment (net of accumulated depreciation and amortization:
   $5,251,398 - 2003, $5,074,441 - 2002)                                                       746,637                   913,526

Current Federal income taxes (note 1)                                                                -                 1,055,753

Deferred Federal income taxes (net of valuation allowance:    $31,785,076
   - 2003, $31,972,504 - 2002) (note 1)                                                              -                         -

Other assets                                                                                 6,969,732                 9,647,641

Goodwill (note 1)                                                                              609,000                   609,000
                                                                                          ------------               -----------
       Total assets                                                                       $189,210,629               214,389,217
                                                                                          ============               ===========

See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                                               June 30,
                                                                                                 2003             December 31,
                                                                                             (unaudited)              2002
                                                                                            -------------         ------------
                       Liabilities and Shareholders' Equity

Liabilities

   Unpaid claims and claim adjustment expenses                                              $ 123,645,557          143,270,964
   Unearned premiums                                                                            8,081,110            8,580,082
   Commissions payable                                                                          3,041,943            6,110,340
   Accounts payable                                                                             2,804,064            2,631,066
   Reinsurance balances payable                                                                   258,994                    -
   Deferred revenue                                                                             2,897,229            4,451,261
   Drafts payable                                                                               1,435,111            1,631,846
   Note payable (note 3)                                                                        1,761,000            3,700,000
   Deferred Federal income taxes (note 1)                                                       1,279,120            1,236,736
   Other liabilities                                                                              439,947              171,708
                                                                                            -------------          -----------
       Total liabilities                                                                      145,644,075          171,784,003
                                                                                            -------------          -----------
Redeemable convertible preferred stock - Series A ($1,000 stated value,
   31,620 shares authorized, 31,620 issued at June 30, 2003 and
   December 31, 2002), liquidation value of $31,620,000 (note 4)                               22,788,000           21,343,000

Redeemable convertible preferred stock - Series B ($1,000 stated value,
   3,000 shares authorized, 3,000 issued at June 30, 2003 and
   December 31, 2002), at liquidation value (note 4)                                            3,647,589            3,449,057

Redeemable preferred stock - Series C ($1,000 stated value,
   3,000 shares authorized, 3,000 issued at June 30, 2003 and
   December 31, 2002), at liquidation value (note 4)                                            3,746,589            3,566,057
                                                                                            -------------          -----------
                                                                                               30,182,178           28,358,114
                                                                                            -------------          -----------
Shareholders' Equity (note 4)

   Common stock ($.10 par value, 250,000,000 shares authorized, 22,013,830 issued
     at June 30, 2003 and December 31, 2002)                                                    2,201,383            2,201,383

   Common stock warrants                                                                          540,000              540,000
   Additional paid-in capital                                                                 100,866,124          100,866,124
   Accumulated other comprehensive income (note 1)                                              2,482,998            2,400,722
   Retained deficit                                                                           (85,011,604)         (84,066,604)
   Treasury stock, at cost (844,094 shares at June 30, 2003 and
      December 31, 2002)                                                                       (7,694,525)          (7,694,525)
                                                                                            -------------          -----------
       Total shareholders' equity                                                              13,384,376           14,247,100
                                                                                            -------------          -----------
          Commitments and contingencies (note 6)
       Total liabilities and shareholders' equity                                           $ 189,210,629          214,389,217
                                                                                            =============          ===========

See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                Consolidated Statements of Operations (Unaudited)

                                                                  Three months                                Six months
                                                                 ended June 30,                             ended June 30,
                                                         ----------          -----------           ----------           ----------
                                                            2003                 2002                 2003                 2002
                                                         ----------          -----------           ----------           ----------
Revenues:

  Net premiums earned (note 2)                           $7,837,960           16,874,644           16,527,616           34,316,800
  Net investment income                                     782,904            1,063,048            1,627,910            2,356,241
  Net realized gains (note 1)                               514,939               16,042            1,265,993              378,583
  Other income                                            1,168,487            2,472,623            2,525,229            3,820,048
                                                         ----------          -----------           ----------           ----------
    Total revenues                                       10,304,290           20,426,357           21,946,748           40,871,672
                                                         ----------           ----------           ----------           ----------

Expenses:

  Claims and claims adjustment expenses (note 2)          4,870,908           17,612,352           12,354,215           32,685,973
  Commissions                                               850,071            1,551,209            1,896,007            5,113,677
  Change in deferred policy acquisition costs and
    deferred ceding commission income                       643,877            1,111,975              651,392              580,969
  Interest expense (note 3)                                  26,342               68,063               78,851              178,629
  Underwriting and operating expenses                     3,103,549            2,023,848            6,087,220            6,631,893
  Goodwill impairment (note 1)                                    -            2,859,507                    -            2,859,507
                                                         ----------          -----------           ----------           ----------
    Total expenses                                        9,494,747           25,226,954           21,067,685           48,050,648
                                                         ----------          -----------           ----------           ----------
        Income (loss) before Federal income taxes           809,543           (4,800,597)             879,063           (7,178,976)
Federal income taxes:
  Current benefit                                                 -                    -                    -                    -
  Deferred expense (benefit)                                      -                    -                    -            1,844,945
                                                         ----------          -----------           ----------           ----------
     Total taxes                                                  -                    -                    -            1,844,945
                                                         ----------          -----------           ----------           ----------

        Net income (loss)                                   809,543           (4,800,597)             879,063           (9,023,921)
                                                         ==========          ===========           ==========           ==========

Loss per common share, basic and diluted (note 1):

 Net loss per common share                                     (.01)                (.27)                (.04)                (.50)
                                                         ==========          ===========           ==========           ==========

See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

 Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss)

                                                                 Six months ended
                                                                   June 30, 2003                    Twelve months ended
                                                                    (unaudited)                       December 31, 2002
                                                           -----------------------------        ---------------------------
Common stock:

  Balance at beginning and at end of period                $   2,201,383                           2,201,383
                                                           -------------                        ------------

Common stock warrants:
  Balance at beginning and at end of period                $     540,000                             540,000
                                                           -------------                        ------------

Additional paid-in capital:
  Balance at beginning and at end of period                $ 100,866,124                         100,866,124
                                                           -------------                        ------------

Retained deficit:
   Balance at beginning of period                          $ (84,066,604)                        (71,977,743)
   Net income (loss)                                             879,063         879,063          (8,761,087)    (8,761,087)
   Accrued dividends - redeemable preferred stock
     (note 4)                                                   (361,063)                           (670,774)
   Accretion of discount on redeemable preferred
     shares                                                   (1,463,000)                         (2,657,000)
                                                           -------------                        ------------
      Balance at end of period                               (85,011,604)                        (84,066,604)
                                                           -------------                        ------------

Accumulated other comprehensive income (loss):

  Balance at beginning of period                           $   2,400,722                           3,580,690
  Unrealized gain (loss) on securities, net of
     reclassification adjustment, net of tax (note 1)             82,276          82,276          (1,179,968)    (1,179,968)
                                                           -------------         -------        ------------     ----------
  Comprehensive income (loss)                                                    961,339                         (9,941,055)
                                                                                 =======                         ==========
      Balance at end of period                                 2,482,998                           2,400,722
                                                           -------------                        ------------

Treasury stock:
    Balance at beginning and at end of period                 (7,694,525)                         (7,694,525)
                                                           -------------                        ------------
      Total shareholders' equity at end of period          $  13,384,376                          14,247,100
                                                           =============                        ============

See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                 Six months ended June 30,
                                                                                          --------------------------------------
                                                                                             2003                       2002
                                                                                          ------------              ------------
Cash flows from operating activities:
   Net income (loss)                                                                      $    879,063                (9,023,921)
     Adjustments to reconcile net income (loss) to cash used for operating activities:
     Depreciation and amortization                                                             134,316                   248,663
     Goodwill impairment                                                                             -                 2,859,507
     Impairment of other investments                                                                 -                 2,010,670
     Deferred Federal income tax expense (benefit)                                                   -                 1,844,945
     Change in accrued investment income                                                       (78,543)                1,093,998
     Change in premiums receivable                                                            (430,763)               13,145,989
     Change in reinsurance balances receivable                                              10,506,618                16,914,060
     Change in ceded unpaid claims and claim adjustment expenses                             7,588,823                 1,258,965
     Change in ceded unearned premiums                                                         172,010                14,940,257
     Change in deferred policy acquisition costs and deferred ceding
        commission income                                                                      651,392                   580,969
     Change in other assets                                                                  2,677,909                (3,464,992)
     Change in unpaid claims and claim adjustment expenses                                 (19,625,407)               (9,781,768)
     Change in unearned premiums                                                              (498,972)              (22,763,063)
     Change in commissions payable                                                          (3,068,397)                 (624,454)
     Change in accounts payable                                                                172,998                (3,144,193)
     Change in reinsurance balances payable                                                    258,994                (7,324,409)
     Change in deferred revenue                                                             (1,554,032)               (2,868,118)
     Change in drafts payable                                                                 (196,735)               (2,380,267)
     Change in funds held under reinsurance agreements                                               -               (47,783,905)
     Change in other liabilities                                                               268,239                    (8,128)
     Change in current Federal income taxes                                                  1,055,753                         -
                                                                                          ------------              ------------
        Net cash used for operating activities                                            $ (1,086,734)              (54,269,195)
                                                                                          ------------              ------------

See accompanying notes to consolidated financial statements.         (continued)

                         GAINSCO, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                 Six months ended June 30,
                                                                                          --------------------------------------
                                                                                             2003                       2002
                                                                                          ------------              ------------
Cash flows from investing activities:
   Bonds available for sale:
     Sold                                                                                 $ 12,955,003                73,495,083
     Matured                                                                                 2,946,000                 2,452,000
     Purchased                                                                              (8,035,824)              (23,582,188)
   Common stock purchased                                                                     (302,000)                        -
   Other investments sold                                                                            -                 2,110,467
   Certificates of deposit matured                                                             392,035                   390,000
   Certificates of deposit purchased                                                          (732,435)                 (390,000)
   Net change in short term investments                                                     (2,018,258)                5,208,108
   Property and equipment disposed (purchased)                                                 (10,068)                  413,078
                                                                                          ------------              ------------
     Net cash provided by investing activities                                               5,194,453                60,096,548
                                                                                          ------------              ------------
Cash flows from financing activities:
   Payments on note payable                                                                 (1,939,000)               (6,600,000)
                                                                                          ------------              ------------
     Net cash used for financing activities                                                 (1,939,000)               (6,600,000)
                                                                                          ------------              ------------

Net increase (decrease) in cash                                                              2,168,719                  (772,647)

Cash at beginning of period                                                                  2,512,454                 3,567,717
                                                                                          ------------              ------------

Cash at end of period                                                                     $  4,681,173                 2,795,070
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

                  The accompanying consolidated financial statements are prepared on the basis of accounting principals generally accepted in the United States of America ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                  During the second quarter of 2003 the Company reclassified the revenues and expenses of the personal auto agency operation because of its increasing materiality. This reclassification was made for all periods presented and had no impact on net income. The revenues of this operation are now presented as a component of Other income and the expenses are presented as a component of Underwriting and operating expenses. Previously the revenues and expenses were netted and shown as a component of Other income in 2002 and as a component of Commissions in the first quarter of 2003.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

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

                  The Company anticipates a lengthy period of transition as it evaluates opportunities. During the transition process, the Company may consider the sale of additional subsidiaries associated with its historical insurance business. The Company intends to redeploy capital no longer required by its discontinued insurance business, once it becomes available, to pursue other opportunities in the future that offer a better prospect for profitability. The Company believes that suitable capital redeployment opportunities should be available after the capital no longer required by its discontinued insurance business becomes available, but cannot predict the amount of capital that will ultimately be available for redeployment, the timing or the nature of the opportunities that may be available at the time capital becomes available. The opportunities may be inside or outside of the insurance business and could be in the financial services business. The opportunities could require more capital than the Company has available, which could result in the Company having to seek such capital from other sources, but the Company has no assurance that it would be able to effect any such transaction or the terms thereof.

                  On December 2, 2002, the Company completed the sale and transfer of the management contract controlling GCM to an affiliate of Liberty Mutual Insurance Company ("Liberty"), for a purchase price of up to $10 million, of which $1 million was paid at closing and the balance is payable in contingent payments through September 2009. The $9 million total of contingent payments would be payable $3 million in September 2003 and $1 million each year thereafter through September 2009, but each payment is contingent on there being no materially adverse change in the regulatory treatment of GCM specifically, or county mutuals generally, from legislative or regulatory administrative actions prior to the applicable payment date.

                  In the session of the Texas Legislature ended June 2, 2003, changes were made in the statutes governing the regulatory treatment of county mutual insurance companies in Texas. These changes prejudiced the rights of the Company to receive contingent payments from Liberty, depending upon how the statutory changes and the Company's agreement with Liberty are interpreted. The Company contacted Liberty to discuss its obligation to make the contingent payments in light of the recent legislation, but has not yet received a response. The Company has fully reserved its receivable due from Liberty (representing the excess of the Company's cost basis in GCM over the $1,000,000 received from Liberty at the closing of the sale transaction) as potentially uncollectible because of the recent changes in the statutes.

                  GNAC needs cash for principal and interest payments on its bank note payable and administrative expenses. The primary source of cash to meet these obligations is statutory permitted dividends from its insurance subsidiaries. GNAC expects to meet its obligations for 2003.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

         (c)      Investments

                  Bonds available for sale and common stock are stated at fair value with changes in fair value recorded as a component of comprehensive income. Short-term investments are stated at cost.

                  The "specific identification" method is used to determine costs of investments sold. Provisions for possible losses are recorded only when the values have experienced impairment considered "other than temporary" by a charge to realized losses resulting in a new cost basis of the investment.

                  The unrealized gains (losses) on investments at June 30, 2003 and December 31, 2002 are set forth in the following table:

                                                                   June 30, 2003      December 31, 2002
                                                                   -------------      -----------------
Bonds available for sale:

    Unrealized gain                                                 $ 3,829,305           3,637,457
    Deferred tax expense                                             (1,301,964)         (1,236,735)
                                                                    -----------          ----------
       Net unrealized gain                                          $ 2,527,341           2,400,722
                                                                    ===========          ==========

Common stock investments:

    Unrealized loss                                                 $   (69,000)                  -
    Deferred tax benefit                                                 23,460                   -
                                                                    -----------          ----------
       Net unrealized loss                                          $   (45,540)                  -
                                                                    ===========          ==========

Certificates of deposit:

    Unrealized gain                                                 $     1,813                   -
    Deferred tax expense                                                   (616)                  -
                                                                    -----------          ----------
       Net unrealized gain                                          $     1,197                   -
                                                                   ============          ==========

                  Proceeds from the sale of bond securities totaled $5,521,804 and $1,252,823 for the three months ended June 30, 2003 and 2002, respectively and $12,955,003 and $73,495,083 for the six months ended June 30, 2003 and 2002, respectively. There were no sales of common stocks for the three and six months ended June 30, 2003 and 2002. There were no sales of other investments during the three months ended June 30, 2003 or June 30,2002, respectively. Proceeds from the sale of other investments totaled $0 and $2,110,467 for the six months ended June 30, 2003 and 2002, respectively.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                  Realized gains and losses on investments for the three months and six months ended June 30, 2003 and 2002, respectively, are presented in the following table:

                                     Three months ended June 30,          Six months ended June 30,
                                     ---------------------------        ----------------------------
                                          2003          2002              2003                2002
                                        --------       ------           ---------          ---------
Realized gains:
  Bonds                                 $515,774       16,042           1,266,828          2,859,903
  Other investments                            -            -                   -                241
                                        --------       ------           ---------          ---------
       Total realized gains              515,774       16,042           1,266,828          2,860,144
                                        --------       ------           ---------          ---------
Realized losses:
  Bonds                                        -            -                   -            470,891
  Other investments                          835            -                 835                  -
  Impairment of bonds                          -            -                   -          2,010,670
                                        --------       ------           ---------          ---------
       Total realized losses                 835            -                 835          2,481,561
                                        --------       ------           ---------          ---------
          Net realized gains            $514,939       16,042           1,265,993            378,583
                                        ========       ======           =========          =========

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

         (d)      Federal Income Taxes

                  The Company and its subsidiaries file a consolidated Federal income tax return. Deferred income tax items are accounted for under the "asset and liability" method which provides for temporary differences between the reporting of earnings for financial statement purposes and for tax purposes, primarily deferred policy acquisition costs, the discount on unpaid claims and claim adjustment expenses, net operating loss carry forwards and the nondeductible portion of the change in unearned premiums. The Company paid no Federal income taxes during the six months ended June 30, 2002. The Company received Federal income tax refunds totaling $1,055,753 during the six months ended June 30, 2003.

                  In assessing the realization of its deferred tax assets, management considers whether that it is more likely than not that a portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                  temporary differences become deductible. Based upon management's consideration of expected reversal of deferred tax liabilities and projected future taxable income, management believes it is more likely than not that the Company will not realize the benefits of these deferred tax assets in the near future. The Company has established a valuation allowance against its net deferred tax assets, exclusive of the tax effect of unrealized gains at June 30, 2003 and December 31, 2002, in the amount of $31,785,076 and $31,972,504, respectively.

                  As of June 30, 2003, the Company has net operating loss carry forwards for tax purposes of $1,639,332, $22,806,147, $33,950,174, $9,302,952 and $1,809,992 which, if not utilized, will expire in 2018, 2020, 2021, 2022 and 2023, respectively.

         (e)      Earnings Per Share

                  The following table sets forth the computation of basic and diluted earnings per share:

                                                     Three months ended June 30,        Six months ended June 30,
                                                     ---------------------------      ----------------------------
                                                        2003             2002            2003              2002
                                                     ----------      -----------      ----------        ----------
Basic loss per share:
Numerator:
  Net income (loss)                                  $  809,543       (4,800,597)        879,063        (9,023,921)
  Less: Preferred stock dividends                       182,760          165,572         361,063           327,106
        Accretion of discount on preferred stock        743,000          653,000       1,463,000         1,285,000
                                                     ----------      -----------      ----------        ----------
  Net loss to common shareholders                    $ (116,217)      (5,619,169)       (945,000)      (10,636,027)
                                                     ----------      -----------      ----------        ----------
Denominator:
  Weighted average shares outstanding                21,169,736       21,169,736      21,169,736        21,169,736
                                                     ----------      -----------      ----------        ----------
     Basic loss per common share                     $     (.01)            (.27)           (.04)             (.50)
                                                     ==========      ===========      ==========        ==========
Diluted loss per share:
Numerator:
  Net income (loss)                                  $  809,543       (4,800,597)        879,063        (9,023,921)
                                                     ----------      -----------      ----------        ----------
Denominator:
  Weighted average shares outstanding                21,169,736       21,169,736      21,169,736        21,169,736
  Effect of dilutive securities:
     Convertible preferred stock                              -                -               -                 -
                                                     ----------      -----------      ----------        ----------
     Weighted average shares and assumed
        conversions                                  21,169,736       21,169,736      21,169,736        21,169,736
                                                     ----------      -----------      ----------        ----------
     Diluted loss per common share *                 $     (.01)            (.27)           (.04)             (.50)
                                                     ==========      ===========      ==========        ==========

* The effects of common stock equivalents and convertible preferred stock are antidilutive for the three and six months ended June 30, 2003 and 2002, respectively, due to the net loss for the periods; therefore, diluted loss per share is reported the same as basic loss per share.

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

                  The Company applies APB 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost been determined consistent with Statement 123 for the options granted, the Company's net income and earnings per share would have been the pro forma amounts indicated below:

                                                        Three months ended June 30,
                                        ----------------------------------------------------------
                                                    2003                           2002
                                        --------------------------      --------------------------
                                       As reported        Proforma     As reported       Proforma
                                       -----------        --------     -----------      ----------
Net income (loss)                       $  809,543         744,801      (4,800,597)     (4,883,265)

Less: Preferred stock                      182,760         182,760         165,572         165,572

Less: Accretion of
  discount on preferred stock              743,000         743,000         653,000         653,000
                                        ----------        --------      ----------      ----------
Net loss available to
  common shareholders                   $ (116,217)       (180,959)     (5,619,169)     (5,701,837)
                                        ==========        ========      ==========      ==========
Basic loss per common share             $     (.01)           (.01)           (.27)           (.27)
                                        ==========        ========      ==========      ==========

Diluted loss per common
  share                                 $     (.01)           (.01)           (.27)           (.27)
                                        ==========        ========      ==========      ==========

                                                         Six months ended June 30,
                                        ----------------------------------------------------------
                                                    2003                           2002
                                        --------------------------      --------------------------
                                        As reported        Proforma     As reported       Proforma
                                        -----------        --------     -----------      ----------
Net income (loss)                       $   879,063          741,706    (9,023,921)      (9,189,257)
Less: Preferred stock                       361,063          361,063       327,106          327,106
Less: Accretion of
  discount on preferred stock             1,463,000        1,463,000     1,285,000        1,285,000
                                        -----------       ----------   -----------      -----------

Net loss available to
  common shareholders                   $  (945,000)      (1,082,357)  (10,636,027)     (10,801,363)
                                        ===========       ==========   ===========      ===========
Basic loss per common share
                                        $      (.04)            (.05)         (.50)            (.51)
                                        ===========       ==========   ===========      ===========

Diluted loss per common
  share                                 $      (.04)            (.05)         (.50)            (.51)
                                        ===========       ==========   ===========      ===========


                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

         (g)      Accumulated Other Comprehensive Income (Loss)

                  The following schedule presents the components of other comprehensive income (loss):

                                                 Three months ended June 30,     Six months ended June 30,
                                                 ---------------------------     -------------------------
                                                    2003             2002           2003          2002
                                                 ----------         -------      ---------     -----------
Unrealized gains (losses) on securities:

   Unrealized holding gain (loss) during period  $1,030,860         786,964      1,390,653         (51,265)

Less: Reclassification adjustment for
        amounts included in net income for
        realized gains                              514,939               -      1,265,993       2,373,211
                                                 ----------         -------      ---------     -----------

      Other comprehensive income (loss)
        before Federal income taxes                 515,921         786,964        124,660      (2,424,476)
   Federal income tax benefit                       175,412         267,568         42,384        (824,346)
                                                 ----------         -------      ---------     -----------
       Other comprehensive income (loss)         $  340,509         519,396         82,276      (1,600,130)
                                                 ==========         =======      =========     ===========

                  The 2002 reclassification adjustment for amounts included in net income for realized gains excludes the realized loss due to the impairment of a fixed maturity because this amount was not a component of accumulated other comprehensive income as of December 31, 2001.

         (h)      Goodwill

                  Goodwill as of June 30, 2003 and as of December 31, 2002 is $609,000 and is related to the 1998 acquisition of the Lalande Group and reflects a value no less than the estimated fair valuation of combined agency and claims handling operations of this type in the personal auto marketplace. Effective in 2002, goodwill is no longer amortized but will be subject to an impairment test based on its estimated fair value. Therefore, additional impairment losses could be recorded in future periods.

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

                  In May 2003, the Financial Accounting Standards Board issued Statement No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150). This statement does not have an impact on the current accounting by the Company as all of the Company's series of Preferred Stock are not considered "mandatory redeemable financial instruments" based on SFAS 150's definition, and therefore are not subject to the accounting treatment under paragraph 9 of SFAS 150. All three series of Preferred Stock are currently classified as temporary equity pursuant to SEC ASR 268 and EITF Topic No. D-98. Rule 5-02.28 of SEC Regulation S-X requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (1) at a fixed or determinable price on a fixed or determinable date; (2) at the option of the holder; or, (3) upon the occurrence of an event that is not solely within the control of the issuer.

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

                  The Company entered into retention incentive agreements with twenty of its employees, three of whom are officers of the Company. Each of the retention incentive agreements generally requires that the Company pay the applicable employee an amount based upon the employee's annual base salary, less amounts owed by the Company to the employee pursuant to any change in control or severance agreements the employee may have with the Company. The Company's obligation to make payments under each retention incentive agreement is conditioned upon the employee remaining in the employ of the Company through a specified date, unless terminated earlier by the Company without cause or by the employee with good reason. The Company could be obligated to make up to an aggregate of approximately $1,076,000 in payments under these retention incentive agreements. Other than Jackiben N. Wisdom (who was not one of the five most highly compensated employees of the Company at the time he entered into his retention incentive agreement), none of the five most highly compensated employees of the Company are parties to the retention incentive agreements.

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

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

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

(2)      Reinsurance

         The amounts deducted in the Consolidated Statements of Operations for reinsurance ceded for the three and six months ended June 30, 2003 and 2002, respectively, are set forth in the following table.

                                                  Three months ended June 30,          Six months ended June 30,
                                             -----------------------------------      ---------------------------
                                                 2003                     2002           2003             2002
                                             -----------               ---------      ----------       ----------
Premiums earned - all other                  $    29,486               5,095,899          89,629       14,226,739
Premiums earned - Florida business                                     $   2,719               -           (5,936)
Premiums earned - fronting
  arrangements                               $    56,567               4,576,475         138,064        9,571,438
Claims and claim adjustment
   expenses - all other                      $  (809,741)              6,389,374      (1,815,874)      14,313,846
Claims and claim adjustment expenses
- Florida business                           $         -                 140,566        (556,574)         350,340
Claims and claim adjustment
   expenses - Plan servicing                 $      (146)                226,471           2,882         (115,256)
Claims and claim adjustment
   expenses - fronting arrangements          $  (118,570)              4,597,199        (298,623)       8,019,742

         Claims ceded to the commercial automobile plans of Arkansas, California, Louisiana, Mississippi and Pennsylvania are designated as "plan servicing".

         There were no plan servicing or Florida business unearned premiums at June 30, 2003 and December 31, 2002, respectively. The amounts included in the Consolidated Balance Sheets for reinsurance ceded under fronting arrangements and reinsurance ceded to the commercial automobile plans of Arkansas, California, Louisiana, Mississippi and Pennsylvania as of June 30, 2003 and December 31, 2002 were as follows:

                                                                                  2003                  2002
                                                                              -----------             ---------
Unearned premiums - fronting arrangements                                     $     2,868               106,145
Unpaid claims and claim adjustment expenses - Florida business                $         -               556,574
Unpaid claims and claim adjustment expenses - plan servicing                  $   118,725               184,320
Unpaid claims and claim adjustment expenses - fronting                        $ 1,402,126             2,032,541
   arrangements

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

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

         This agreement reinsures the Company's ultimate net aggregate liability in excess of $32,500,000 up to an aggregate limit of $89,650,000 for net commercial auto liability losses and loss adjustment expense incurred but unpaid as of December 31, 2000. At June 30, 2003 and December 31, 2002 a deferred reinsurance gain of $2,897,229 and $3,855,062, has been recorded in deferred revenues. For the second quarter and the first six months of 2003, $436,239 and $957,833, respectively, were recorded in other income. For the second quarter and the first six months of 2002, $579,014, and $2,464,090 were recorded in other income. Since its inception at December 31, 2000, $6,152,771 has been recorded in other income, which represents the reserve development under the reserve reinsurance cover agreement. The deferred gain item will be recognized in income in future periods based upon the ratio of claims paid in the $57,150,000 layer to the total of the layer. The reinsurer remains responsible for reimbursing the Company for claim payments covered under this agreement.

         The Company does not have catastrophe reinsurance for business written in 2003 because of the exit from commercial lines and because the cost for coverage for the personal auto lines was determined to be excessive in relation to the evaluation of risks to be retained.

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

         On February 27, 2002 the Company entered into an amendment to the credit agreement which cured covenant breaches and provided for principal prepayments. The Company prepaid $6,100,000 of the indebtedness outstanding under the credit agreement on March 4, 2002. Several covenants in the existing credit agreement were eliminated or modified by the amendment and the interest rate was changed to a base rate (which approximates prime) plus 175 basis points (5.75% at June 30, 2003). The Company paid $500,000 of the indebtedness outstanding under the credit agreement in December 2002 as a result of the sale of GCM. On March 24, 2003 the Company paid $1,939,000 of the indebtedness outstanding under the credit agreement, as a result of the dividend received from General Agents of $3,878,000. The principal amortization schedule was amended such that the remaining $1,761,000 principal balance under the credit agreement is payable in November 2003.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

         The Company recorded interest expense of $26,342 and $68,063 for the three months ended June 30, 2003 and 2002, respectively, and $78,851 and $178,629 for the six months ended June 30, 2003 and 2002, respectively. The Company paid interest expense of $26,342 and $72,027 for the three months ended June 30, 2003 and 2002, respectively, and $78,851 and $199,487 for the six months ended June 30, 2003 and 2002, respectively. The Company made a scheduled principal payment of $500,000 in January 2002 and unscheduled principal prepayments of $500,000 and $1,939,000 in December 2002 and March 2003, respectively.

(4)      Redeemable Preferred Stock and Shareholders' Equity

         The Company has authorized 250,000,000 shares of common stock, par value $.10 per share (the "Common Stock"). Of the authorized shares of Common Stock, 22,013,830 were issued as of June 30, 2003 and December 31, 2002, respectively, and 21,169,736 were outstanding as of June 30, 2003 and December 31, 2002, respectively.

         On October 4, 1999 GNAC sold to GMSP, for an aggregate purchase price of $31,620,000 (i) 31,620 shares of Series A Preferred Stock, which are convertible into 6,200,000 shares of Common Stock at a conversion price of $5.10 per share and, should the Company pay dividends on its Common Stock, the Series A Preferred Stock would be entitled to dividends as if converted into Common Stock, (ii) the Series A Warrant to purchase an aggregate of 1,550,000 shares of Common Stock at an exercise price of $6.375 per share with an expiration of October 2004 and (iii) the Series B Warrant to purchase an aggregate of 1,550,000 shares of Common Stock at an exercise of $8.50 per share with an expiration date of October 2006. As a result of the value attributable to the Common Stock purchase warrants issued with the Series A Preferred Stock, the Series A Preferred Stock was issued at a discount which is being amortized over a five-year period using the effective interest method. Proceeds were allocated based upon the relative fair values of the Series A Preferred Stock, and the Series A Warrants and the Series B Warrants. The Series A Warrants and the Series B Warrants are anti-dilutive.

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

         The agreement with GMSP was conditioned upon the following changes in the securities currently held by GMSP. The exercise prices of the Series A Warrant and the Series B Warrant held by GMSP were amended to equal $2.25 and $2.5875 per share, respectively. Each of these warrants provides for the purchase of 1,550,000 shares of Common Stock, subject to adjustment. Further, GNAC is required to redeem the outstanding shares of its Series A Preferred Stock on January 1, 2006, subject to certain conditions at a price of $1,000 per share ($31,620,000) plus unpaid dividends, if any. Any Series A Preferred Stock unredeemed for any reason after that date would accrue interest, payable quarterly, at a rate equal to eight percent per year with any unpaid interest compounded annually.

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

         The transaction dated March 23, 2001 results in all preferred stock being redeemable. The discount on the preferred stock is being amortized over the period until redemption using the effective interest method. At June 30, 2003 and December 31, 2002, respectively, there was $8,931,000 and $10,394,000 in unaccreted discount on the Series A and Series B Preferred Stock, and $1,493,178 and $1,132,118 in accrued dividends on the Series B and Series C Preferred Stock.

         As of June 30, 2003 there were 385,693 options outstanding to purchase common stock ("options") at an average exercise price of $9.38 per share that had been granted to officers and directors of the Company under the Company's 1995 Stock Option Plan and 340,275 options, at an average exercise price of $5.60 per share, that had been granted to officers, directors and employees of the Company under the Company's 1998 Long-Term Incentive Plan.

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

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

         The following tables present a summary of segment profit (loss) for the three and six months ended June 30, 2003 and 2002. Certain reclassifications were made to the 2002 data for consistency with 2003 (see Note 1(a)):

                                                            Three months ended June 30, 2003
                                             ------------------------------------------------------------
                                             Commercial          Personal
                                                Lines             Lines             Other          Total
                                             ----------          --------           -----          ------
                                                                 (Amounts in thousands)
Gross premiums written                       $       41            7,132                -           7,173
                                             ==========           ======             ====          ======
Net premiums earned                          $       80            7,758                -           7,838
Net investment income                               251              517               15             783
Other income                                        460              708                -           1,168
Expenses                                         (2,515)          (6,168)            (785)         (9,468)
Net realized gains                                    -                -              515             515
Interest expense                                      -                -              (26)            (26)
                                             ----------           ------             ----          ------
  Income (loss) before Federal income taxes      (1,724)           2,815             (281)            810
                                             ==========           ======             ====          ======
Combined ratio (GAAP) basis                      3138.2%            79.5%               -%          102.2%
                                             ==========           ======             ====          ======

                                                            Three months ended June 30, 2002
                                             ------------------------------------------------------------
                                             Commercial          Personal
                                                Lines             Lines             Other          Total
                                             ----------          --------           -----          ------
                                                                 (Amounts in thousands)
Gross premiums written                       $    2,994            5,787                -           8,781
                                             ==========           ======             ====          ======
Net premiums earned                          $    8,856            8,019                -          16,875
Net investment income                               576              466               21           1,063
Other income                                      2,107              366                -           2,473
Expenses                                        (12,046)          (9,804)            (450)        (22,300)
Net realized gains                                    -                -               16              16
Interest expense                                      -                -              (68)            (68)
Goodwill impairment                                   -           (2,859)               -          (2,859)
                                             ----------           ------             ----          ------
    Loss before Federal income taxes         $     (507)          (3,812)            (481)         (4,800)
                                             ==========           ======             ====          ======
Combined ratio (GAAP) basis                       136.0%           122.3%               -%          126.0%
                                             ==========           ======             ====          ======

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                                            Six months ended June 30, 2003
                                             ------------------------------------------------------------
                                             Commercial          Personal
                                                Lines             Lines             Other          Total
                                             ----------          --------           -----          ------
                                                                 (Amounts in thousands)
Gross premiums written                       $       64           16,158                -          16,222
                                             ==========          =======           ======         =======
Net premiums earned                          $      773           15,755                -          16,528
Net investment income                               614              989               25           1,628
Other income                                      1,122            1,403                -           2,525
Expenses                                         (5,183)         (14,506)          (1,300)        (20,989)
Net realized gains                                    -                -            1,266           1,266
Interest expense                                      -                               (79)            (79)
                                             ----------          -------           ------         -------
  Income (loss) before Federal income taxes  $   (2,674)           3,641              (88)            879
                                             ==========          =======           ======         =======
Combined ratio (GAAP) basis                       670.8%            92.1%               -%          111.1%
                                             ==========          =======           ======         =======

                                                            Six months ended June 30, 2002
                                             ------------------------------------------------------------
                                             Commercial          Personal
                                                Lines             Lines             Other          Total
                                             ----------          --------           -----          ------
                                                                 (Amounts in thousands)
Gross premiums written                       $   12,673           15,761                -          28,434
                                             ==========          =======           ======         =======
Net premiums earned                          $   19,560           14,757                -          34,317
Net investment income                             1,105            1,228               24           2,356
Other income                                      2,833              937                -           3,820
Expenses                                        (26,455)         (17,701)            (858)        (45,013)
Net realized gains                                    -                -              379             379
Interest expense                                      -                -             (179)           (179)
Goodwill impairment                                   -           (2,859)               -          (2,859)
                                             ----------          -------           ------         -------
    Loss before Federal income taxes         $   (2,907)          (3,638)            (634)         (7,179)
                                             ==========          =======           ======         =======
Combined ratio (GAAP) basis                       135.2%           119.9%               -%          124.8%
                                             ==========          =======           ======         =======

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

         The following tables provide additional detail of segment revenue components by product line for the three and six months ended June 30, 2003 and 2002.

                                                            Three months ended June 30, 2003
                                             ------------------------------------------------------------
                                             Commercial          Personal
                                                Lines             Lines             Other          Total
                                             ----------          --------           -----          ------
                                                             (Dollar amounts in thousands)
Gross premiums written:
  Commercial auto                            $       11               -                 -             11
  General liability                                  39               -                 -             39
  Personal auto                                       -           7,131                 -          7,131
  Other                                              (9)              1                 -             (8)
                                             ----------           -----              ----          -----
Total gross premiums written                 $       41           7,132                 -          7,173
                                             ==========           =====              ====          =====

Net premiums earned:
  Commercial auto                            $       44               -                 -             44
  General liability                                  49               -                 -             49
  Personal auto                                       -           7,757                 -          7,757
  Other                                             (13)              1                 -            (12)
                                             ----------           -----              ----          -----
Total net premiums earned                    $       80           7,758                 -          7,838
                                             ==========           =====              ====          =====

                                                            Three months ended June 30, 2002
                                             ------------------------------------------------------------
                                             Commercial          Personal
                                                Lines             Lines             Other          Total
                                             ----------          --------           -----          ------
                                                             (Dollar amounts in thousands)
Gross premiums written:
  Commercial auto                            $    1,931               -                 -           1,931
  General liability                                 906               -                 -             906
  Personal auto                                       -           5,770                 -           5,770
  Other                                             157              17                 -             174
                                             ----------           -----              ----          ------
Total gross premiums written                 $    2,994           5,787                 -           8,781
                                             ==========           =====              ====          ======

Net premiums earned:
  Commercial auto                            $    5,357               -                 -           5,357
  General liability                               2,973               -                 -           2,973
  Personal auto                                       -           7,875                 -           7,875
  Other                                             526             144                 -             670
                                             ----------           -----              ----          ------
Total net premiums earned                    $    8,856           8,019                 -          16,875
                                             ==========           =====              ====          ======

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                                            Six months ended June 30, 2003
                                             ------------------------------------------------------------
                                             Commercial          Personal
                                                Lines             Lines             Other          Total
                                             ----------          --------           -----          ------
                                                             (Dollar amounts in thousands)
Gross premiums written:
  Commercial auto                            $        2                -                -               2
  General liability                                  63                -                -              63
  Personal auto                                       -           16,171                -          16,171
  Other                                              (1)             (13)               -             (14)
                                             ----------           ------             ----          ------
Total gross premiums written                 $       64           16,158                -          16,222
                                             ==========           ======             ====          ======

Net premiums earned:
  Commercial auto                            $      441                -                -             441
  General liability                                 309                -                -             309
  Personal auto                                       -           15,759                -          15,759
  Other                                              23               (4)               -              19
                                             ----------           ------             ----          ------
Total net premiums earned                    $      773           15,755                -          16,528
                                             ==========           ======             ====          ======

                                                            Six months ended June 30, 2003
                                             ------------------------------------------------------------
                                             Commercial          Personal
                                                Lines             Lines             Other          Total
                                             ----------          --------           -----          ------
                                                             (Dollar amounts in thousands)
Gross premiums written:
  Commercial auto                            $    7,242                -                -           7,242
  General liability                               4,722                -                -           4,722
  Personal auto                                       -           15,396                -          15,396
  Other                                             709              365                -           1,074
                                             ----------           ------             ----          ------
Total gross premiums written                 $   12,673           15,761                -          28,434
                                             ==========           ======             ====          ======

Net premiums earned:
  Commercial auto                            $   11,717                -                -          11,717
  General liability                               6,549                -                -           6,549
  Personal auto                                       -           14,284                -          14,284
  Other                                           1,294              473                -           1,767
                                             ----------           ------             ----          ------
Total net premiums earned                    $   19,560           14,757                -          34,317
                                             ==========           ======             ====          ======

(6)      Commitments and Contingencies

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

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

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

         At June 30, 2003, the Company had 60 commercial lines policies in force which will expire during 2003. Concurrently, the Company continued to settle and reduce its inventory of commercial lines claims. At June 30, 2003, there were 681 claims associated with our overall runoff book outstanding, compared to 1,322 a year earlier. Due to the long tail nature of these claims, the Company anticipates it will take a substantial number of years to complete an orderly adjustment and settlement process with regard to existing claims and any additional claims it receives in the future from its past business writings. In the course of reducing its employee count, in the first quarter of 2003 the Company outsourced certain of its information technology operations related to the run-off of its commercial lines to an unaffiliated third party provider with which Richard A. Laabs, a former senior executive of the Company, and three other former employees of the Company are affiliated.

         As respects the Company's remaining active insurance line, personal auto, management continues in 2003 to implement actions intended to enhance the profit potential of this business and its future strategic direction, which could include the expansion, contraction, or disposition of the business.

         Redeployment of Capital

         The Company anticipates a lengthy period of transition as it evaluates opportunities. During the transition process, the Company may consider the sale of additional subsidiaries associated with its historical insurance business. The Company intends to redeploy capital no longer required by its discontinuance insurance business, once it becomes available, to pursue other opportunities in the future that offer a better prospect for profitability. The Company believes that suitable capital redeployment opportunities should be available after the capital no longer required by its discontinuance insurance business becomes available, but cannot predict the amount of capital that will ultimately be available for redeployment, the timing or the nature of the opportunities that may be available at the time capital becomes available. The opportunities may be inside or outside of the insurance business and could be in the financial services business. The opportunities could require more capital than the Company has available, which could result in the Company having to seek such capital from other sources, but the Company has no assurance that it would be able to effect any such transaction or the terms thereof.

         Sale of GAINSCO County Mutual Insurance Company

         On December 2, 2002, the Company completed the sale and transfer of the management contract controlling GAINSCO County Mutual Insurance Company ("GCM") to an affiliate of Liberty Mutual Insurance Company ("Liberty"), for a purchase price of up to $10 million, of which $1 million was paid at closing and the balance is payable in contingent payments through September 2009. The $9 million total of contingent payments would be payable $3 million in September 2003 and $1 million each year thereafter through September 2009, but each payment is contingent on there being no materially adverse change in the regulatory treatment of GCM specifically, or county mutuals generally, from legislative or regulatory administrative actions prior to the applicable payment date.

         In the session of the Texas Legislature ended June 2, 2003, changes were made in the statutes governing the regulatory treatment of county mutual insurance companies in Texas. These changes prejudice the rights of the Company to receive contingent payments from Liberty, depending upon how the statutory changes and the Company's agreement with Liberty are interpreted. The Company contacted Liberty to discuss its obligation to make the contingent payments in light of the recent legislation, but has not yet received a response. The Company has fully reserved its receivable due from Liberty (representing the excess of the Company's cost basis in GCM over the $1,000,000 received from Liberty at the closing of the sale transaction) as potentially uncollectible because of the recent changes in the statutes.

         RESULTS OF OPERATIONS

         Gross premiums written for the second quarter of 2003 were $7,172,614 versus $8,781,050 for the comparable 2002 period representing an 18% decrease. For the first six months of 2003 gross premiums written have decreased 43% from the comparable 2002 period. Commercial lines accounts for the majority of the decrease as a result of the Company's decision in the first quarter of 2002 to discontinue writing commercial lines due to continued adverse claims development and unprofitable results.

         The following table compares the major lines between the periods for gross premiums written.

                                  Three months ended June 30,                            Six months ended June 30,
                         --------------------------------------------       ----------------------------------------------
                                2003                       2002                     2003                       2002
                         ------------------         -----------------       -------------------         ------------------
                                                            (Amounts in thousands)
Commercial lines         $   41          .6%        2,994        34.1%       $   64          .4%        12,673        44.6%
Personal lines            7,132        99.4%        5,787        65.9%       16,158        99.6%        15,761        55.4%
                         ------       -----         -----       -----       -------       -----         ------       -----
     Total               $7,173       100.0%        8,781       100.0%      $16,222       100.0%        28,434       100.0%
                         ======       =====         =====       =====       =======       =====         ======       =====

         Personal auto, which is included in Personal lines, is the only line of insurance currently marketed by the Company. Personal auto gross premiums written increased 24% and 5% for the second quarter and first six months of 2003 versus the comparable 2002 periods, respectively. Personal auto continued to produce profitable results in the second quarter of 2003.

         Net premiums earned decreased 54% and 52% for the second quarter and first six months of 2003 versus the comparable 2002 periods, respectively, primarily as a result of discontinuance of commercial lines mentioned previously.

         Net investment income decreased 26% and 31% for the second quarter and first six months of 2003 versus the comparable 2002 periods, respectively. These decreases were primarily due to the decease in investments and short-term investments comprising a significantly greater portion of investments in the 2003 periods versus the 2002 periods.

         In the second quarter of 2003 and the first six months of 2003, the Company recognized net realized gains of $514,939 and $1,265,993, respectively, compared to $16,042 and $378,583 of net realized gains for the respective 2002 periods. Variability in the timing of realized investment gains is to be expected. Net realized gains in the first six months of 2002 were partially offset by $2,010,670 of losses related to the write down of a non-rated commercial mortgage backed security. This security was deemed by management to have declined in value that was other than temporary. There was a significant increase in the default rate in the underlying commercial mortgage portfolio, which had disrupted the cash flow stream sufficiently to make future cash flows unpredictable.

         During the second quarter of 2003 the Company reclassified the revenues and expenses of the personal auto agency operation because of its increasing materiality. This reclassification was made for all periods presented and had no impact on net income. The revenues of this operation are now presented as a component of Other income and the expenses are presented as a component of Underwriting and operating expenses. Previously the revenues and expenses were netted and shown as a component of Other income in 2002 and as a component of Commissions in the first quarter of 2003. The decrease in Other income for the second quarter and first six months of 2003 when compared to the comparable 2002 periods was primarily related to a lower amount of amortization of deferred reinsurance recoveries from claim payments under the reserve reinsurance cover agreement in the 2003 periods than in the 2002 periods. Amortization is based upon claims recovered from the reinsurer in relation to the amount of the reinsured layer under the reserve reinsurance cover agreement.

         Claims and claims adjustment expenses ("C & CAE") decreased $12,741,444 and $20,331,758 in the second quarter and first six months of 2003 from the comparable 2002 periods, respectively. The C & CAE ratio was 62.2% in the second quarter of 2003 versus 104.4% in the second quarter of 2002. The C & CAE ratio was 74.8% in the first six months of 2003 versus 95.3% in the first six months of 2002. The decrease in the C & CAE ratios was primarily due to a decrease in ultimate expected liabilities in the personal auto line for the 2002 and 2003 accident years, offset by an increase in ultimate expected liabilities for the commercial general liability line.

         The ratio of commissions plus the change in deferred policy acquisition costs and deferred ceding commission income to net premiums earned was 19% and 16% for the second quarter of 2003 and 2002, respectively. The increase in the ratio was related to an adjustment that reduced deferred commission expense for personal auto during the second quarter of 2003. This ratio was 15% and 17% for the first six months of 2003 and 2002, respectively. The decrease in the ratio was primarily related to the shift in the mix of business to personal auto, which has lower acquisition expenses than commercial lines.

         Commissions are comprised of commission expenses (which vary with gross premiums written), offset by commission income (which varies with ceded premium written). Commission expenses are paid to agents to produce the business for the Company. Commission income is received by the Company from reinsurers as compensation to the Company for business the Company cedes to the reinsurers. Commissions decreased in 2003 as a result of the decrease in gross premiums written discussed previously.

         Change in deferred policy acquisition costs ("DPAC") and deferred ceding commission income ("DCCI") represents the change during the period in the asset "Deferred policy acquisition cost." This asset item is comprised of commission expenses, premium taxes and certain marketing and underwriting expenses, which are deferred, offset by commission income received from reinsurers, which is also deferred. This net asset DPAC is amortized into the results of operations through "Change in deferred policy acquisition costs and deferred ceding commission income," as the underlying gross premiums written and ceded premiums written are earned.

         Interest expense from the note payable decreased in the second quarter and first six months of 2003 from the comparable 2002 periods primarily due to the decrease in the outstanding note payable balance as a result of principal payments.

         As mentioned previously, Underwriting and operating expenses now include the operating expenses of the personal auto agency operation. During the second quarter of 2002 the Company received funds on a past due ceded paid claim that had been previously reserved as potentially uncollectible. The decrease in the reserve for reinsurance recoverables recorded during the second quarter of 2002 accounts for the increase in Underwriting and operating expenses from the second quarter of 2002 to the second quarter of 2003. Underwriting and operating expenses for the first six months of 2003 are below the comparable 2002 period primarily as a result cost reductions implemented in 2002.

         In the second quarter of 2002 the Company evaluated goodwill and recorded an impairment of $2,859,507. The remaining goodwill as of June 30, 2003 is $609,000 and is related to the 1998 acquisition of the Lalande Group.

         LIQUIDITY AND CAPITAL RESOURCES

         Parent Company

         GAINSCO, INC. ("GNAC") is a holding company that provides administrative and financial services for its wholly owned subsidiaries. GNAC needs cash for: (1) principal and interest on its bank note payable, (2) administrative expenses, and (3) investments. The primary sources of cash to meet these obligations are statutory permitted dividend payments from General Agents Insurance Company of America, Inc. ("General Agents"), a wholly owned subsidiary. Statutes in Oklahoma restrict the payment of dividends by General Agents to the available surplus funds derived from their realized net profits. The maximum amount of cash dividends that General Agents may declare without regulatory approval in any 12-month period is the greater of net income for the 12-month period ended the previous December 31 or 10% of policyholders' surplus as of the previous December 31. On March 20, 2003 General Agents paid dividends to GNAC of $3,878,000. Based on its surplus amounts at December 31, 2003 and generally without prior regulatory approval, in March 2004 General Agents may declare dividends to GNAC of up to the greater of net income for the 12-month period ended December 31, 2003 or 10% of policyholders' surplus as of December 31, 2003. GNAC expects to meet its obligations for 2003.

         The Company had Federal income tax loss carry forward tax benefits at June 30, 2003 of $23,632,923 that could be applied against any future taxes on earnings of the Company, subject to certain limitations. Thus, the Company does not currently require funds to satisfy Federal income tax obligations.

         GNAC entered into an amendment dated as of February 27, 2002 to its bank credit agreement which cured GNAC's covenant breaches and provided for additional principal prepayments. Pursuant to the amendment, GNAC prepaid $6,100,000 of the indebtedness outstanding under the credit agreement. Several covenants in the existing credit agreement were eliminated or modified by the amendment and the interest rate was changed to a base rate (which approximates prime) plus 175 basis points. The major financial covenant of the amended credit agreement requires the statutory surplus of General Agents to be at a minimum of three times the unpaid principal balance. General Agents' statutory surplus at June 30, 2003 was approximately $39,995,000, which is approximately $34,712,000 above the minimum threshold. The remaining $1,761,000 principal balance under the credit agreement is payable in November 2003, which GNAC intends to fund with short-term investments. The credit agreement, among other things, precludes payment of dividends on common or preferred stock and restricts the kinds of investments that GNAC may make.

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

         The Company will be in a lengthy period of transition as it evaluates opportunities. During the transition process, the Company may consider the sale of additional subsidiaries associated with that business.

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

         With regard to long term liquidity, the average maturity of the investment portfolio is approximately 2 years. The fair value of the fixed maturity portfolio at June 30, 2003 was $3,831,118 above amortized cost.

         Net cash used for operating activities was $1,086,734 for the first six months of 2003 versus $54,269,195 in net cash used for operating activities for first six months of 2002. The decrease in net cash used for operating activities was primarily related to the nonaffiliated reinsurer for the reserve reinsurance cover agreement taking possession of investments, in March 2002, which collateralized the Company's liability (Funds held under reinsurance agreements) to this reinsurer. Also contributing to the cash used in the 2002 period was the significant decrease in commercial lines writings as a result of exiting this line of insurance.

         Investments and cash together decreased primarily due to the principal payment on the Note payable. Reinsurance balances receivable decreased primarily due to paid C & CAE recoveries received from the commercial quota share treaty and a decrease in ceded unpaid C & CAE under the reserve reinsurance cover agreement. Ceded unpaid claims and claim adjustment expenses decreased primarily as a result of the decrease in unpaid claims and claim adjustment expenses with regard to commercial claims subject to the commercial quota share treaty. Current Federal income taxes decreased as a result of the Company receiving a refund in January 2003 for previously paid taxes. Other assets decreased as a result of contingent commission settlements made with the commercial quota share reinsurers during the second quarter of 2003.

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

         As of June 30, 2003, in respect of its commercial lines, the Company had $71,903,065 in reserves for unpaid claims and claim adjustment expenses net of ceded unpaid claims and claim adjustment expense. This balance has not been reduced for the ceded unpaid C & CAE of $17,925,306 under the reserve reinsurance cover agreement that is included in Reinsurance balances receivable. Historically, the Company has experienced significant volatility in its reserve projections for its commercial lines. This volatility has been primarily attributable to its commercial automobile and general liability product lines. On February 7, 2002, the Company announced it had decided to discontinue writing commercial lines insurance due to continued adverse claims development and unprofitable results. As of June 30, 2003 only 60 commercial policies remain in force and they will expire in 2003. Concurrently, the Company has been settling and reducing its remaining inventory of commercial claims. See "BUSINESS OPERATIONS - Discontinuance of Commercial Lines." As of June 30, 2003, 681 commercial claims remained, compared with 1,322 claims a year earlier. The average commercial lines claim at June 30, 2003 was approximately $105,585 per claim. For the claims remaining the Company increased the ultimate expected liabilities during the second quarter of 2003 due to higher than expected claim activity that occurred during the second quarter of 2003.

         As of June 30, 2003, in respect of its personal lines, the Company had $12,529,201 in unpaid claims and claim adjustment expenses net of ceded unpaid claims and claim adjustment expense. Personal lines claims generally are shorter in duration than the Company's commercial lines claims. At June 30, 2003, the Company had 2,092 personal auto claims. The average personal auto claim at June 30, 2003 was approximately $5,866 per claim. For the second quarter the Company decreased the ultimate expected liabilities due to lower than expected claim activity that occurred during the second quarter of 2003.

         The Company considers the unpaid claims and claim adjustment expenses to be adequate; they are set to equal the selected reserve estimate determined by an outside actuarial firm.

         Commissions payable decreased primarily as a result of contingent commission settlements made with the commercial quota reinsurers during the second quarter of 2003, as previously mentioned. Deferred revenue decreased primarily as a result of reinsurance recoveries under the reserve reinsurance cover agreement. The note payable decreased due to a prepayment made during the first quarter of 2003.

         Preferred Stock

         As a result of the March 23, 2001 transactions with Goff Moore Strategic Partners, L.P. and Robert W. Stallings, the Company has three series of redeemable Preferred Stock, which are classified as mezzanine financing. The Series A Preferred Stock was previously classified in shareholders' equity because it was not subject to mandatory redemption. The Company is required to redeem the Series A Preferred Stock on January 1, 2006 at a price of $31,620,000 plus unpaid dividends, if any. As of June 30, 2003, there were no accrued but unpaid dividends in respect of the Series A Preferred Stock. The Series B and Series C Preferred Stock are redeemable at the Company's option in March 2006 and at the option of the majority holders in March 2007 at a price of $3,000,000 each plus accrued dividends. The Series B and the Series C Preferred Stock each include accrued dividends in the amount of $746,589 as of June 30, 2003. At June 30, 2003, $8,931,000
         has yet to be charged to Retained deficit related to the accretion of the discount on the Series A and Series B Preferred Stock.

         Accumulated other comprehensive income of $2,482,998 was recorded at June 30, 2003 primarily as a result of the unrealized gains on bonds available for sale, net of tax.

         The increase in Retained deficit of $945,000 is attributable to the accretion of discount on the Series A and Series B Preferred Stock of $1,463,000, and the accrual of dividends on the Series B and Series C Preferred Stock of $361,063, offset by net income of $879,063.

         Accounting for Preferred Stock

         In May 2003, the Financial Accounting Standards Board issued Statement No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150). This statement does not have an impact on the current accounting by the Company as all of the Company's series of Preferred Stock are not considered "mandatory redeemable financial instruments" based on SFAS 150's definition, and therefore are not subject to the accounting treatment under paragraph 9 of SFAS 150. All three series of Preferred Stock are currently classified as temporary equity pursuant to SEC ASR 268 and EITF Topic No. D-98. Rule 5-02.28 of SEC Regulation S-X requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (1) at a fixed or determinable price on a fixed or determinable date; (2) at the option of the holder; or, (3) upon the occurrence of an event that is not solely within the control of the issuer.

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

         Shareholders' Equity Assuming Redemption of Preferred Stock

         At June 30, 2003, total assets less total liabilities of the Company was $43,566,554 and there were outstanding three series of Preferred Stock with an aggregate liquidation value of $39,113,178 ($37,620,000 stated value plus accrued dividends of $1,493,178). Based on the foregoing, the Shareholders' Equity assuming the redemption of all series of the Preferred Stock at June 30, 2003, would be $4,453,376 ($0.21 per common share). The amount ultimately available to the shareholders would vary with changes in the assets and liabilities of the Company.

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

         FORWARD LOOKING STATEMENTS

         Statements made in this report that are qualified with words such as "continued to pursue," "expect," "intended to enhance," etc., are forward-looking statements. Investors are cautioned that important factors, representing certain risks and uncertainties, could cause actual results to differ materially from those contained in the forward-looking statements. These factors include, but are not limited to, (a) the Company's ability to effect the successful exit from unprofitable lines and businesses that the Company believes cannot be counted on to produce future profit, (b) heightened competition from existing competitors and new competitor entrants into the Company's markets, (c) the extent to which market conditions firm up, the acceptance of higher prices in the market place and the Company's ability to realize and sustain higher rates, (d) contraction of the markets for the Company's business, (e) acceptability of the Company's A.M. Best rating to its end markets, (f) the Company's ability to meet its obligations under its capital and debt agreements, (g) the ongoing level of claims and claims-related expenses and the adequacy of claim reserves, (h) the outcome of pending litigation, (i) the effectiveness of investment strategies implemented by the Company's investment manager, (j) continued justification of recoverability of goodwill in the future, (k) the availability of reinsurance and the ability to collect reinsurance recoverables, (l) the Company's ability to invest in new endeavors that are successful, (m) the limitation on the Company's ability to use net operating loss carryforwards as a result of constraints caused by ownership changes within the meaning of Internal Revenue Code Section 382, (n) the ability of the Company to realize contingent acquisition payments in connection with its sale of the management contract controlling GAINSCO County Mutual Insurance Company, which was prejudiced by legislation passed in the session of the Texas Legislature ended June 2, 2003, and (o) general economic conditions, including fluctuations in interest rates. A forward-looking statement is relevant as of the date the statement is made. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which the statements are made. Please refer to the Company's recent SEC filings for further information regarding factors that could affect the Company's results.

                         GAINSCO, INC. AND SUBSIDIARIES
                             Controls and Procedures

         CONTROLS AND PROCEDURES

         The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.

         The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, on the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of June 30, 2003. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's Exchange Act reports.

         While the Company believes that its existing disclosure controls and procedures have been effective to accomplish their objectives, the Company intends to continue to examine, refine and formulize its disclosure controls and procedures and to monitor ongoing developments in this area.

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

                 In the normal course of its operations, the Company has been named as defendant in various legal actions seeking payments for claims denied by the Company and other monetary damages. In the opinion of the Company's management, the ultimate liability if any, resulting from the disposition of these claims will not have a material adverse effect on the Company's consolidated financial position or results of operations. The Company's management believes that unpaid claims and claim adjustment expenses are adequate to cover liabilities from claims that arise in the normal course of its insurance business.

         Item 2. Changes in Securities and Use of Proceeds

                 None

         Item 3. Defaults Upon Senior Securities.

                 None.

         Item 4. Submission of Matters to a Vote of Security Holders.

                 An Annual Meeting of Shareholders of the Company was held on May 19, 2003 in Dallas, Texas. At the Annual Meeting, shareholders elected directors for the ensuing year and until their successors are duly elected and qualified, and ratified the selection by the Board of Directors of KPMG LLP as the Company's independent auditors for the year ending December 31, 2003. The results of the voting were as follows:

Election of Directors                           For                      Withheld
---------------------                        ----------                  ---------
Glenn W. Anderson                            26,046,800                  1,531,965
Hugh M. Balloch                              26,049,211                  1,529,554
John C. Goff                                 24,682,958                  2,625,807
Joel C. Puckett                              24,427,827                  3,150,938
Sam Rosen                                    23,738,694                  3,840,071
Robert W. Stallings                          26,046,781                  1,531,984
Harden H. Wiedemann                          24,894,611                  2,729,154
John H. Williams                             24,848,031                  2,730,734

                 Ratification of appointment of independent auditors:

                            Abstentions and Brokers
                            -----------------------
   For         Against             Non-Votes
----------    ---------            ---------
26,318,629    1,260,010               126

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

*10.32   Separation Agreement and Release dated December 17, 2002 between McRae
         B. Johnston and MGA Insurance Company, Inc.; Separation Agreement and
         Release dated December 17, 2002 among McRae B. Johnston, Registrant,
         National Specialty Lines, Inc., Lalande Financial Group, Inc., DLT
         Insurance Adjusters, Inc. and Midwest Casualty Insurance Company;
         Consulting Agreement dated December 17, 2002 between McRae B. Johnston and MGA Insurance Company, Inc.; and Form of Separation

         Agreement and Release entered into as of March 1, 2003 between McRae B.
         Johnston and MGA Insurance Company, Inc. [Exhibit 10.33, Form 8-K filed
         December 17, 2002; Exhibit 10.34, Form 8-K filed December 17, 2002;
         Exhibit 10.35, Form 8-K filed December 17, 2002; and Exhibit 10.36,
         Form 8-K filed December 17, 2002].

*10.33   Executive Severance Agreement dated May 8, 2003 among Michael Johnston,
         Registrant, National Specialty Lines, Inc., Lalande Financial Group,
         Inc., DLT Insurance Adjusters, Inc. and MGA Insurance Company, Inc. (1)

15.      Awareness Letter of KPMG LLP (1)

31.1     Section 302 Certification - Chief Executive Officer (1)

31.2     Section 302 Certification - Chief Financial Officer (1)

32.1 Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 - Chief Executive
         Officer (2)

32.2 Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 - Chief Financial
         Officer (2)

99.1     Press Release dated August 13, 2003. (1)

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

                                   GAINSCO, INC.

Date: August 14, 2003              By: /s/ Daniel J. Coots
                                       -----------------------------------------
                                       Daniel J. Coots
                                       Senior Vice President, Treasurer and
                                        Chief Financial Officer

       INDEX OF EXHIBITS

Exhibit No.                              Description
----------                               -----------
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

Exhibit No.                              Description
----------                               -----------
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
               Exhibit 10.27, Form 10-K dated March 25, 1994].

Exhibit No.                              Description
----------                               -----------
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

Exhibit No.                              Description
----------                               -----------
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
               Form 10-Q dated August 14, 2002].

Exhibit No.                              Description
----------                               -----------
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

*10.32         Separation Agreement and Release dated December 17, 2002 between
               McRae B. Johnston and MGA Insurance Company, Inc.; Separation
               Agreement and Release dated December 17, 2002 among McRae B.
               Johnston, Registrant, National Specialty Lines, Inc., Lalande
               Financial Group, Inc., DLT Insurance Adjusters, Inc. and Midwest
               Casualty Insurance Company; Consulting Agreement dated December
               17, 2002 between McRae B. Johnston and MGA Insurance Company,
               Inc.; and Form of Separation Agreement and Release entered into as of March 1, 2003 between McRae B. Johnston and MGA Insurance
               Company, Inc. [Exhibit 10.33, Form 8-K filed December 17, 2002;
               Exhibit 10.34, Form 8-K filed December 17, 2002; Exhibit 10.35,
               Form 8-K filed December 17, 2002; and Exhibit 10.36, Form 8-K filed December 17, 2002].

*10.33         Executive Severance Agreement dated May 8, 2003 among Michael
               Johnston, Registrant, National Specialty Lines, Inc., Lalande
               Financial Group, Inc., DLT Insurance Adjusters, Inc. and MGA
               Insurance Company, Inc. (1)

15.            Awareness Letter of KPMG LLP (1)

31.1           Section 302 Certification - Chief Executive Officer (1)

31.2           Section 302 Certification - Chief Financial Officer (1)

Exhibit No.                              Description
----------                               -----------
32.1           Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted
               Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief
               Executive Officer (2)

32.2           Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted
               Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief
               Financial Officer (2)

99.1           Press Release dated August 13, 2003. (1)

* Exhibit has previously been filed with the Commission as an exhibit in the filing designated in brackets and is incorporated herein by this reference. Registrant's file number for reports filed under the Securities Exchange Act of 1934 is 1-9828.

(1) Filed herewith.

(2) Furnished (but not filed) herewith.