Form 10-Q
period 2003-09-30
GAINSCO INC
filed 2003-11-14
CIK 786344

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                Quarterly Report under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For Quarter Ended September 30, 2003               Commission File Number 1-9828

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

                                    Yes [ ]   No [X]

As of November 12, 2003 there were 21,169,736 shares of the registrant's Common Stock ($.10 par value) outstanding.

                         GAINSCO, INC. AND SUBSIDIARIES
                                      INDEX

                                                                                                             Page
                                                                                                             ----
PART I.   FINANCIAL INFORMATION

     ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS:

                 Independent Accountants' Review Report                                                       3

                 Consolidated Balance Sheets as of September 30, 2003 (unaudited) and
                 December 31, 2002                                                                            4

                 Consolidated Statements of Operations for the Three Months and Nine Months
                 Ended September 30, 2003 and 2002 (unaudited)                                                6

                 Consolidated Statements of Shareholders' Equity and Comprehensive
                 Income (Loss) for the Nine Months Ended September 30, 2003 (unaudited) and the
                 Twelve Months Ended December 31, 2002                                                        7

                 Consolidated Statements of Cash Flows for the Nine Months Ended
                 September 30, 2003 and 2002 (unaudited)                                                      8

                 Notes to Consolidated Financial Statements
                 September 30, 2003 and 2002 (unaudited)                                                     10

     ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS                                                                   27

     ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                  34

     ITEM 4.     CONTROLS AND PROCEDURES                                                                     35

PART II.  OTHER INFORMATION

     ITEM 1.     LEGAL PROCEEDINGS                                                                           36

     ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS                                                   36

     ITEM 3.     DEFAULTS UPON SENIOR SECURITIES                                                             36

     ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                         36

     ITEM 5.     OTHER INFORMATION                                                                           36

     ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                                            36

SIGNATURE                                                                                                    42

                          PART I. FINANCIAL INFORMATION

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Shareholders
GAINSCO, INC.:

We have reviewed the accompanying consolidated balance sheets of GAINSCO, INC. and subsidiaries as of September 30, 2003, the related consolidated statements of operations for the three - month and nine - month periods ended September 30, 2003 and 2002, and the related consolidated statements of shareholders' equity and comprehensive income (loss), and cash flows for the nine-months ended September 30, 2003 and 2002. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the condensed financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheets of GAINSCO, INC. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, statements of shareholders' equity and comprehensive income (loss), and statements of cash flows for the year then ended (not presented herein); and in our report dated March 24, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the financial information set forth in the accompanying consolidated balance sheet as of December 31, 2002 and the accompanying consolidated statement of shareholders' equity and comprehensive income (loss) for the year ended December 31, 2002, is fairly presented, in all material respects, in relation to the consolidated balance sheet and consolidated statement of shareholders' equity and comprehensive income (loss) from which they have been derived.

Effective January 1, 2002, GAINSCO, INC. and subsidiaries adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

                                                                    /s/ KPMG LLP
                                                                    ------------
                                                                    KPMG LLP
Dallas, Texas
November 12, 2003

                         GAINSCO, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                                          September 30,
                                                                                              2003                  December 31,
                                                                                           (unaudited)                  2002
                                                                                          -------------                 ----
                                  Assets
Investments:

   Fixed maturities:

     Bonds available for sale, at fair value (amortized cost:  $50,975,920
       - 2003, $59,019,871 - 2002)                                                        $ 54,456,628                62,657,328

     Certificates of deposit, at fair value (cost: $983,102 - 2003,
       $645,000 - 2002)                                                                        983,102                   645,000

     Common stock, at fair value (cost: $302,000 - 2003, $0 - 2002)                            289,600                         -

   Short-term investments, at cost (which approximates fair value)                          51,007,768                51,671,557
                                                                                          ------------               -----------
                  Total investments                                                        106,737,098               114,973,885

Cash                                                                                         2,938,701                 2,512,454

Accrued investment income                                                                      638,452                   714,760

Premiums receivable (net of allowance for doubtful accounts:  $275,000
   - 2003 and 2002)                                                                          4,832,429                 3,684,195

Reinsurance balances receivable (net of allowance for doubtful accounts:
   $1,043,838 - 2003, $1,001,461 - 2002) (note 2)                                           19,501,545                31,622,971

Ceded unpaid claims and claim adjustment expenses (note 2)                                  40,012,700                46,802,114

Ceded unearned premiums (note 2)                                                                 1,717                   178,572

Deferred policy acquisition costs                                                            1,130,461                 1,674,346

Property and equipment (net of accumulated depreciation and amortization:
   $5,329,164 - 2003, $5,074,441 - 2002)                                                       681,632                   913,526

Current Federal income taxes (note 1)                                                                -                 1,055,753

Deferred Federal income taxes (net of valuation allowance: $31,580,221
   - 2003, $31,972,504 - 2002) (note 1)                                                              -                         -

Other assets                                                                                 6,849,438                 9,647,641

Goodwill (note 1)                                                                              609,000                   609,000
                                                                                          ------------               -----------
       Total assets                                                                       $183,933,173               214,389,217
                                                                                          ============               ===========

See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                                          September 30,
                                                                                              2003                   December 31,
                                                                                          (unaudited)                    2002
                                                                                          ------------               -----------
                       Liabilities and Shareholders' Equity
Liabilities

   Unpaid claims and claim adjustment expenses                                           $ 119,000,499              143,270,964

   Unearned premiums                                                                         8,883,385                8,580,082

   Commissions payable                                                                       3,025,231                6,110,340

   Accounts payable                                                                          2,721,990                2,631,066

   Reinsurance balances payable                                                                304,291                        -

   Deferred revenue                                                                          2,540,146                4,451,261

   Drafts payable                                                                            1,441,566                1,631,846

   Note payable (note 3)                                                                             -                3,700,000

   Deferred Federal income taxes (note 1)                                                    1,179,225                1,236,736

   Other liabilities                                                                           468,325                  171,708
                                                                                         -------------              -----------
       Total liabilities                                                                   139,564,658              171,784,003
                                                                                         -------------              -----------

Redeemable convertible preferred stock - Series A ($1,000 stated value,
   31,620 shares authorized, 31,620 issued at September 30, 2003 and
   December 31, 2002) (note 4)                                                              23,547,000               21,343,000

Redeemable convertible preferred stock - Series B ($1,000 stated value,
   3,000 shares authorized, 3,000 issued at September 30, 2003 and
   December 31, 2002) (note 4)                                                               3,750,253                3,449,057

Redeemable preferred stock - Series C ($1,000 stated value,
   3,000 shares authorized, 3,000 issued at September 30, 2003 and
   December 31, 2002) (note 4)                                                               3,840,254                3,566,057
                                                                                         -------------              -----------
                                                                                            31,137,507               28,358,114
                                                                                         -------------              -----------
Shareholders' Equity (note 4)

   Common stock ($.10 par value, 250,000,000 shares authorized, 22,013,830 issued
     at September 30, 2003 and December 31, 2002)                                            2,201,383                2,201,383

   Common stock warrants                                                                       540,000                  540,000

   Additional paid-in capital                                                              100,866,124              100,866,124

   Accumulated other comprehensive income (note 1)                                           2,289,083                2,400,722

   Retained deficit                                                                        (84,971,057)             (84,066,604)

   Treasury stock, at cost (844,094 shares at September 30, 2003 and
      December 31, 2002)                                                                    (7,694,525)              (7,694,525)
                                                                                         -------------              -----------
       Total shareholders' equity                                                           13,231,008               14,247,100
                                                                                         -------------              -----------
          Commitments and contingencies (note 6)

       Total liabilities and shareholders' equity                                        $ 183,933,173              214,389,217
                                                                                         =============              ===========

See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                Consolidated Statements of Operations (Unaudited)

                                                                         Three months                       Nine months
                                                                       ended September 30,               ended September 30,
                                                                       -------------------               --------------------
                                                                   2003                 2002             2003             2002
                                                                   ----                 ----             ----             ----
Revenues:

  Net premiums earned (note 2)                                  $7,997,943           14,053,467       24,525,559       48,370,267

  Net investment income                                            781,165            1,017,682        2,409,075        3,373,923

  Net realized gains (note 1)                                            -              668,891        1,265,993        1,047,474

  Other income                                                   1,196,542            1,626,070        3,721,771        5,446,118
                                                                ----------          -----------       ----------       ----------
    Total revenues                                               9,975,650           17,366,110       31,922,398       58,237,782
                                                                ----------          -----------       ----------       ----------

Expenses:

  Claims and claims adjustment expenses (note 2)                 5,035,616           14,233,805       17,389,831       46,919,778

  Commissions                                                    1,190,799            1,352,386        3,086,806        6,466,063

  Change in deferred policy acquisition costs and
    deferred ceding commission income                             (107,507)             255,011          543,885          835,980

  Interest expense (note 3)                                         25,486               68,063          104,337          246,692

  Underwriting and operating expenses                            2,835,379            3,824,283        8,922,599       10,456,175

  Goodwill impairment (note 1)                                           -                    -                -        2,859,507
                                                                ----------          -----------       ----------       ----------

    Total expenses                                               8,979,773           19,733,548       30,047,458       67,784,195
                                                                ----------          -----------       ----------       ----------

        Income (loss) before Federal income taxes                  995,877           (2,367,438)       1,874,940       (9,546,413)

Federal income taxes:
  Current benefit                                                        -           (2,607,796)               -       (2,607,796)
  Deferred expense                                                       -                    -                -        1,844,946
                                                                ----------          -----------       ----------       ----------
     Total taxes                                                         -           (2,607,796)               -         (762,850)
                                                                ----------          -----------       ----------       ----------

        Net income (loss)                                       $  995,877              240,358        1,874,940       (8,783,563)
                                                                ==========          ===========       ==========       ==========

Income (loss) per common share, basic and diluted (note 1):

  Net income (loss) per common share                            $      .00                 (.03)            (.04)            (.53)
                                                                ==========          ===========       ==========       ==========

See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

 Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss)

                                                                 Nine months ended
                                                                 September 30, 2003                  Twelve months ended
                                                                    (unaudited)                       December 31, 2002
                                                           ------------------------------        ----------------------------
Common stock:

  Balance at beginning and at end of period                $  2,201,383                            2,201,383
                                                           ------------                          -----------

Common stock warrants:

  Balance at beginning and at end of period                $    540,000                              540,000
                                                           ------------                          -----------

Additional paid-in capital:

  Balance at beginning and at end of period                $100,866,124                          100,866,124
                                                           ------------                          -----------

Retained deficit:

  Balance at beginning of period                           $(84,066,604)                         (71,977,743)

  Net income (loss)                                           1,874,940        1,874,940          (8,761,087)     (8,761,087)

  Accrued dividends - redeemable preferred stock
     (note 4)                                                  (548,393)                            (670,774)
  Accretion of discount on redeemable preferred
     shares                                                  (2,231,000)                          (2,657,000)
                                                           ------------                          -----------
      Balance at end of period                              (84,971,057)                         (84,066,604)
                                                           ------------                          -----------

Accumulated other comprehensive income (loss):

  Balance at beginning of period                           $  2,400,722                            3,580,690

  Unrealized loss on securities, net of
     reclassification adjustment, net of tax (note 1)          (111,639)        (111,639)         (1,179,968)     (1,179,968)
                                                           ------------        ---------          ----------      ----------
  Comprehensive income (loss)                                                  1,763,301                          (9,941,055)
                                                                               =========                          ==========
      Balance at end of period                                2,289,083                            2,400,722
                                                           ------------                          -----------

Treasury stock:

    Balance at beginning and at end of period                (7,694,525)                          (7,694,525)
                                                           ------------                          -----------
      Total shareholders' equity at end of period          $ 13,231,008                           14,247,100
                                                           ============                          ===========

See accompanying notes to consolidated financial statements.

                         GAINSCO, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                         Nine months ended September 30,
                                                                                         -------------------------------
                                                                                              2003             2002
                                                                                              ----             ----
Cash flows from operating activities:

   Net income (loss)                                                                      $  1,874,940      (8,783,563)

     Adjustments to reconcile net income (loss) to cash used for operating activities:

     Depreciation and amortization                                                             220,095         468,406

     Goodwill impairment                                                                             -       2,859,507

     Impairment of other investments                                                                 -       2,010,670

     Gain on sale of building                                                                        -        (402,629)

     Deferred Federal income tax expense                                                             -       1,844,946

     Change in accrued investment income                                                        76,308       1,203,860

     Change in premiums receivable                                                          (1,148,234)     13,422,529

     Change in reinsurance balances receivable                                              12,121,426      26,525,250

     Change in ceded unpaid claims and claim adjustment expenses                             6,789,414       5,700,205

     Change in ceded unearned premiums                                                         176,855      17,946,422

     Change in deferred policy acquisition costs and deferred ceding
        commission income                                                                      543,885         835,979

     Change in other assets                                                                  2,798,203      (2,889,002)

     Change in unpaid claims and claim adjustment expenses                                 (24,270,465)    (18,211,961)

     Change in unearned premiums                                                               303,303     (30,931,451)

     Change in commissions payable                                                          (3,085,109)       (399,691)

     Change in accounts payable                                                                 90,924      (2,910,518)

     Change in reinsurance balances payable                                                    304,291      (7,774,187)

     Change in deferred revenue                                                             (1,911,115)     (3,746,619)

     Change in drafts payable                                                                 (190,280)     (3,176,428)

     Change in funds held under reinsurance agreements                                               -     (47,783,905)

     Change in other liabilities                                                               296,617         135,026

     Change in current Federal income taxes                                                  1,055,753      (2,607,796)
                                                                                          ------------     -----------

        Net cash used for operating activities                                            $ (3,953,189)    (56,664,950)
                                                                                          ------------     -----------

See accompanying notes to consolidated financial statements. (continued)

                         GAINSCO, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                        Nine months ended September 30,
                                                                        -------------------------------
                                                                             2003            2002
                                                                             ----            ----
Cash flows from investing activities:

   Bonds available for sale:

     Sold                                                                $ 12,584,721      81,458,046

     Matured                                                                6,371,000       4,052,000

     Purchased                                                            (10,850,098)    (23,582,188)

   Common stock purchased                                                    (302,000)              -

   Other investments sold                                                           -       2,111,119

   Certificates of deposit matured                                            392,035         475,000

   Certificates of deposit purchased                                         (730,137)       (475,000)

   Net change in short term investments                                       663,789      (5,170,502)

   Sale of building                                                                 -       4,720,420

   Property and equipment (purchased) disposed                                (49,874)        430,409
                                                                         ------------     -----------
     Net cash provided by investing activities                              8,079,436      64,019,304
                                                                         ------------     -----------
Cash flows from financing activities:

   Payments on note payable                                                (3,700,000)     (6,600,000)
                                                                         ------------     -----------
     Net cash used for financing activities                                (3,700,000)     (6,600,000)
                                                                         ------------     -----------

Net increase in cash                                                          426,247         754,354

Cash at beginning of period                                                 2,512,454       3,567,717
                                                                         ------------     -----------

Cash at end of period                                                    $  2,938,701       4,322,071
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

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                  Certain disclosures have been condensed or omitted from these financial statements. Accordingly, these financial statements should be read with the consolidated financial statements included in our 2002 annual report on Form 10-K.

         (b)      Nature of Operations

                  On February 7, 2002, the Company announced its decision to discontinue writing commercial lines insurance business due to continued adverse claims development and unprofitable results. The Company continued to exit the commercial lines business in 2003. As of September 30, 2003, 600 commercial claims remained, compared to 681 at June 30, 2003 and 1,198 at September 30, 2002.

                  The Company intends to redeploy capital no longer required by its discontinued insurance business, once it becomes available, to pursue other opportunities in the future that offer a better prospect for profitability. The Company believes that suitable capital redeployment opportunities should be available after the capital no longer required by its discontinued insurance business becomes available, but cannot predict the amount of capital that will ultimately be available for redeployment, the timing or the nature of the opportunities that may be available at the time capital becomes available. The opportunities may be inside or outside of the insurance business. The opportunities could require more capital than the Company has available, which could result in the Company having to seek such capital from other sources, but there can be no assurance that the Company would be able to effect any such transaction or the terms thereof.

                  Management continues in 2003 to implement actions intended to enhance the profit potential of the Company's remaining active insurance line, personal auto. The Company's personal auto business is currently generating profits and the Company believes that meaningful potential opportunities exist through a geographic diversification strategy. The Company's personal auto business is currently written entirely in the state of Florida. In furtherance of the objective to diversify its personal auto business to targeted territories, the Company recently hired experienced managers for the states of Texas and Arizona. Steps are now underway to implement this market diversification strategy in late 2003 and 2004.

                  On December 2, 2002, the Company completed the sale and transfer of the management contract controlling GCM to an affiliate of Liberty Mutual Insurance Company ("Liberty"), for a purchase price of up to $10 million, of which $1 million was paid at closing and the balance is payable in contingent payments through September 2009, but each payment is contingent on there being no materially adverse change in the regulatory treatment of GCM specifically, or county mutuals generally, from legislative or regulatory administrative actions prior to the applicable payment date.

                  In the session of the Texas Legislature ended June 2, 2003, changes were made in the statutes governing the regulatory treatment of county mutual insurance companies in Texas. These changes prejudice the rights of the Company to receive contingent payments from Liberty, depending upon how the statutory changes and the Company's agreement with Liberty are interpreted. The Company contacted Liberty to discuss its obligation to make the contingent payments in light of the recent legislation. Liberty's position is that they have no obligation to make any of the $9 million contingent payments under the agreement. The Company has fully reserved its receivable due from

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                  Liberty (representing the excess of the Company's cost basis in GCM over the $1,000,000 received from Liberty at the closing of the sale transaction) as potentially uncollectible because of the recent changes in the statutes.

                  GNAC needs cash for administrative expenses investments and diversification of its personal auto business. The primary source of cash to meet these obligations is statutory permitted dividends from its insurance subsidiaries. GNAC expects to meet its obligations for 2003.

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

                  The unrealized gains (losses) on investments at September 30, 2003 and December 31, 2002 are set forth in the following table:

                                                                September 30, 2003       December 31, 2002
                                                                ------------------       -----------------
Bonds available for sale:
    Unrealized gain                                                 $ 3,480,708              3,637,457
    Deferred tax expense                                             (1,183,441)            (1,236,735)
                                                                    -----------             ----------

       Net unrealized gain                                          $ 2,297,267              2,400,722
                                                                    ===========             ==========

Common stock investments:
    Unrealized loss                                                 $   (12,400)                     -
    Deferred tax benefit                                                  4,216                      -
                                                                    -----------             ----------

       Net unrealized loss                                          $    (8,184)                     -
                                                                    ===========             ==========

                  Proceeds from the sale of bond securities totaled $4,718 and $7,962,963 for the three months ended September 30, 2003 and 2002, respectively and $12,584,721 and $81,458,046 for the nine months ended September 30, 2003 and 2002, respectively. There were no sales of common stocks for the three and nine months ended September 30, 2003 and 2002. There were no sales of other investments during the three months ended September 30, 2003 and 2002, respectively. Proceeds from the sale of other investments totaled $0 and $2,111,119 for the nine months ended September 30, 2003 and 2002, respectively.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                  Realized gains and losses on investments for the three months and nine months ended September 30, 2003 and 2002, respectively, are presented in the following table:

                                       Three months ended September 30,      Nine months ended September 30,
                                       --------------------------------      -------------------------------
                                           2003               2002               2003              2002
                                          ------            -------           ---------          ---------
Realized gains:
  Bonds                                   $                 267,830           1,266,828          3,127,733
  Sale of building                             -            402,629                   -            402,629
  Other investments                            -               (241)                  -                  -
                                          ------            -------           ---------          ---------
       Total realized gains                    -            670,218           1,266,828          3,530,362
                                          ------            -------           ---------          ---------
Realized losses:
  Bonds                                        -                  -                   -            470,891
  Other investments                            -              1,327                 835              1,327
  Impairment of bonds                          -                  -                   -          2,010,670
                                          ------            -------           ---------          ---------
       Total realized losses                   -              1,327                 835          2,482,888
                                          ------            -------           ---------          ---------
          Net realized gains              $    -            668,891           1,265,993          1,047,474
                                          ======            =======           =========          =========

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

         (d)      Federal Income Taxes

                  The Company and its subsidiaries file a consolidated Federal income tax return. Deferred income tax items are accounted for under the "asset and liability" method which provides for temporary differences between the reporting of earnings for financial statement purposes and for tax purposes, primarily deferred policy acquisition costs, the discount on unpaid claims and claim adjustment expenses, net operating loss carry forwards and the nondeductible portion of the change in unearned premiums. The Company paid no Federal income taxes during the nine months ended September 30, 2002. The Company received Federal income tax refunds totaling $1,055,753 during the nine months ended September 30, 2003.

                  In assessing the realization of its deferred tax assets, management considers whether that it is more likely than not that all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                  temporary differences become deductible. Based upon management's consideration of expected reversal of deferred tax liabilities and projected future taxable income, management believes it is more likely than not that the Company will not fully realize the benefits of these deferred tax assets in the near future. The Company has established a valuation allowance against its net deferred tax assets, exclusive of the tax effect of unrealized gains at September 30, 2003 and December 31, 2002, in the amount of $31,580,221 and $31,972,504, respectively.

                  As of September 30, 2003, the Company has net operating loss carry forwards for tax purposes of $1,639,333, $22,806,147, $33,950,174, $11,510,301 and $4,079,449 which, if not utilized, will expire in 2018, 2020, 2021, 2022 and 2023,
                  respectively.

         (e)      Earnings Per Share

                  The following table sets forth the computation of basic and diluted earnings per share:

                                                    Three months ended September 30,    Nine months ended September 30,
                                                    --------------------------------    -------------------------------
                                                          2003              2002             2003             2002
                                                      -----------        ----------       ----------      -----------
Basic income (loss) per share:

Numerator:

  Net income (loss)                                   $   995,877           240,358        1,874,940       (8,783,563)

  Less: Preferred stock dividends                         187,329           169,711          548,393          496,817

        Accretion of discount on preferred
        stock                                             768,000           675,000        2,231,000        1,960,000
                                                      -----------        ----------       ----------      -----------

  Net income (loss) to common shareholders            $    40,548          (604,353)        (904,453)     (11,240,380)
                                                      -----------        ----------       ----------      -----------
Denominator:

  Weighted average shares outstanding                  21,169,736        21,169,736       21,169,736       21,169,736
                                                      -----------        ----------       ----------      -----------

     Basic income (loss) per common share             $       .00              (.03)            (.04)            (.53)
                                                      ===========        ==========       ==========      ===========

Diluted income (loss) per share:

Numerator:

  Net income (loss)                                   $   995,877           240,358        1,874,940       (8,783,563)
  Less: Preferred Stock dividends                         187,329           169,711          548,393          496,817
        Accretion of discount on preferred
        stock                                             768,000           675,000        2,231,000        1,960,000
                                                      -----------        ----------       ----------      -----------
  Net income(loss) to common shareholders             $    40,548          (604,353)        (904,453)     (11,240,380)
                                                      -----------        ----------       ----------      -----------
Denominator:

  Weighted average shares outstanding                  21,169,736        21,169,736       21,169,736       21,169,736

  Effect of dilutive securities:

     Convertible preferred stock                                -                 -                -                -
                                                      -----------        ----------       ----------      -----------
     Weighted average shares and assumed
        conversions                                    21,169,736        21,169,736       21,169,736       21,169,736
                                                      -----------        ----------       ----------      -----------
     Diluted Income(loss) per common share *          $       .00              (.03)            (.04)            (.53)
                                                      ===========        ==========       ==========      ===========

* Potentially dilutive securities were considered for the dilutive per share calculation but they proved to be anti-dilutive for all periods presented. Therefore, diluted income(loss) per share is reported the same as basic income(loss) per share.

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

                  The Company applies APB 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost been determined consistent with Statement 123 for the options granted, the Company's net income and earnings per share would have been the pro forma amounts indicated below:

                                                         Three months ended September 30,
                                    -----------------------------------------------------------------------
                                                  2003                                     2002
                                    -------------------------------          ------------------------------
                                    As reported            Proforma          As reported           Proforma
                                    -----------            --------          -----------           --------
Net income                           $  995,877             927,199             240,358             157,691

Less: Preferred stock
  dividends                             187,329             187,329             169,711             169,711

Less: Accretion of
  discount on preferred
  stock                                 768,000             768,000             675,000             675,000
                                     ----------            --------           ---------            --------
Net income (loss)
  available to common
  shareholders                       $   40,548             (28,130)           (604,353)           (687,020)
                                     ----------            --------           =========            ========
Basic income (loss) per
  common share                       $      .00                 .00                (.03)               (.03)
                                     ==========            ========           =========            ========
Diluted income (loss) per
   common share                      $      .00                 .00                (.03)               (.03)
                                     ==========            ========           =========            ========

                                                          Nine months ended September 30,
                                    ----------------------------------------------------------------------
                                                 2003                                   2002
                                    -------------------------------        -------------------------------
                                    As reported           Proforma         As reported          Proforma
                                    -----------          ----------        -----------         -----------
Net income (loss)                    $1,874,940           1,668,906         (8,783,563)         (9,031,566)

Less: Preferred stock
  dividends                             548,393             548,393            496,817             496,817

Less: Accretion of
  discount on preferred
  stock                               2,231,000           2,231,000          1,960,000           1,960,000
                                     ----------         -----------        -----------         -----------

Net loss available to
  common shareholders                $ (904,453)         (1,110,487)       (11,240,380)        (11,488,383)
                                     ==========         ===========        ===========         ===========

Basic loss per common share          $     (.04)               (.05)              (.53)               (.54)
                                     ==========         ===========        ===========         ===========

Diluted loss per common
  share                              $     (.04)               (.05)              (.53)               (.54)
                                     ==========         ===========        ===========         ===========

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

         (g)      Accumulated Other Comprehensive Income (Loss)

                  The following schedule presents the components of other comprehensive income (loss):

                                                    Three months ended              Nine months ended
                                                        September 30,                  September 30,
                                                ---------------------------     --------------------------
                                                   2003               2002        2003             2002
                                                ----------          -------     ---------       ----------
Unrealized gains (losses) on securities:

   Unrealized holding gain (loss) during
   period                                       $ (293,809)         974,670     1,096,844          923,405

Less: Reclassification adjustment for
        amounts included in net income for
        realized gains                                   -                -     1,265,993        2,373,211
                                                ----------          -------     ---------       ----------

      Other comprehensive income (loss)
        before Federal income taxes               (293,809)         974,670      (169,149)      (1,449,806)

   Federal income tax (benefit) expense            (99,895)         330,736       (57,510)        (493,610)
                                                ----------          -------     ---------       ----------

      Other comprehensive income (loss)         $ (193,914)         643,934      (111,639)        (956,196)
                                                ==========          =======     =========       ==========

                  The 2002 reclassification adjustment for amounts included in net income for realized gains excludes the realized loss due to the impairment of a fixed maturity because this amount was not a component of accumulated other comprehensive income as of December 31, 2001.

         (h)      Goodwill

                  Goodwill as of September 30, 2003 and as of December 31, 2002 is $609,000 and is related to the 1998 acquisition of the Lalande Group and reflects a value no less than the estimated fair valuation of combined agency and claims handling operations of this type in the personal auto marketplace. Effective in 2002, goodwill is no longer amortized but will be subject to an impairment test based on its estimated fair value. Therefore, additional impairment losses could be recorded in future periods.

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

                  In May 2003, the Financial Accounting Standards Board issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (Statement 150). This statement does not have an impact on the current accounting by the Company as all of the Company's series of Preferred Stock are not considered "mandatory redeemable financial instruments" based on Statement 150's definition, and therefore are not subject to the accounting treatment under paragraph 9 of Statement 150. All three series of Preferred Stock are currently classified as temporary equity pursuant to SEC ASR 268 and EITF Topic No. D-98. Rule 5-02.28 of SEC Regulation S-X requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable
                  (1) at a fixed or determinable price on a fixed or determinable date; (2) at the option of the holder; or, (3) upon the occurrence of an event that is not solely within the control of the issuer.

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

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                  annual base salary at the time of termination or resignation. Also pursuant to this agreement, the Company and Mr. Johnston each mutually released the other from obligations under the stock purchase agreement and employment contract between the Company and Mr. Johnston and generally from any and all other claims that each otherwise may have had against the other.

(2)      Reinsurance

         The amounts deducted in the Consolidated Statements of Operations for reinsurance ceded for the three and nine months ended September 30, 2003 and 2002, respectively, are set forth in the following table.

                                                     Three months ended                         Nine months ended
                                                        September 30,                             September 30,
                                               -------------------------------            ------------------------------
                                                  2003                  2002                 2003                2002
                                               ----------            ---------            ---------           ----------
Premiums earned - all other                    $   (2,498)           2,548,227               87,131           16,774,969

Premiums earned - Florida business             $        -               (1,895)                   -               (7,830)

Premiums earned - fronting
  arrangements                                 $    2,507            3,144,393              140,571           12,715,831
Claims and claim adjustment
  expenses - all other                         $3,903,455            2,160,247            2,088,581           16,474,093
Claims and claim adjustment
  expenses - Florida business                  $        -               18,807             (556,574)             369,147
Claims and claim adjustment
  expenses  -  Plan servicing                  $      (73)            (357,876)               2,809             (473,132)
Claims and claim adjustment
  expenses -  fronting arrangements            $ (246,950)           1,407,815             (545,573)           9,427,557

         Claims ceded to the commercial automobile plans of Arkansas, California, Louisiana, Mississippi and Pennsylvania are designated as "plan servicing".

         There were no plan servicing or Florida business unearned premiums at September 30, 2003 and December 31, 2002, respectively. The amounts included in the Consolidated Balance Sheets for reinsurance ceded under fronting arrangements and reinsurance ceded to the commercial automobile plans of Arkansas, California, Louisiana, Mississippi and Pennsylvania as of September 30, 2003 and December 31, 2002 were as follows:

                                                                                  2003                 2002
                                                                               ----------            ---------
Unearned premiums - fronting arrangements                                      $      282              106,145

Unpaid claims and claim adjustment expenses - Florida business                 $        -              556,574

Unpaid claims and claim adjustment expenses - plan servicing                   $  117,639              184,320

Unpaid claims and claim adjustment expenses - fronting arrangements            $1,060,586            2,032,541

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

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

         Effective December 31, 2000, the Company entered into a reserve reinsurance cover agreement with a non-affiliated reinsurer. This agreement reinsures the Company's ultimate net aggregate liability in excess of $32,500,000 up to an aggregate limit of $89,650,000 for net commercial auto liability losses and loss adjustment expense incurred but unpaid as of December 31, 2000. At September 30, 2003 and December 31, 2002 a deferred reinsurance gain of $2,540,146 and $3,855,062, has been recorded in deferred revenues. For the third quarter and the first nine months of 2003, $357,083 and $1,314,916, respectively, were recorded in other income. For the third quarter and the first nine months of 2002, $922,618 and $3,386,708 were recorded in other income. Since its inception at December 31, 2000, $6,509,854 has been recorded in other income, which represents the reserve development under the reserve reinsurance cover agreement. The deferred gain item will be recognized in income in future periods based upon the ratio of claims paid in the $57,150,000 layer to the total of the layer. The reinsurer remains responsible for reimbursing the Company for claim payments covered under this agreement.

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

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


(3)      Note Payable

         In November 1998, the Company entered into a credit agreement with a commercial bank pursuant to which it borrowed $18,000,000. After various amendments and prepayments of principal, in September 2003 the Company paid the entire balance on the note payable of $1,761,000 and terminated the credit agreement. As a result to this prepayment, the Company no longer has outstanding any indebtedness for money borrowed.

         The Company recorded interest expense of $25,486 and $68,063 for the three months ended September 30, 2003 and 2002, respectively, and $104,337 and $246,692 for the nine months ended September 30, 2003 and 2002, respectively. The Company paid interest expense of $25,486 and $91,249 for the three months ended September 30, 2003 and 2002, respectively, and $104,337 and $290,736 for the nine months ended September 30, 2003 and 2002, respectively. The Company made a scheduled principal payment of $500,000 in January 2002 and unscheduled principal prepayments of $500,000, $1,939,000 and $1,761,000 in December 2002,
         March 2003 and September 2003, respectively.

(4)      Redeemable Preferred Stock and Shareholders' Equity

         The Company has authorized 250,000,000 shares of common stock, par value $.10 per share (the "Common Stock"). Of the authorized shares of Common Stock, 22,013,830 were issued as of September 30, 2003 and December 31, 2002, respectively, and 21,169,736 were outstanding as of September 30, 2003 and December 31, 2002, respectively.

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

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                  (Unaudited)

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

         The transaction dated March 23, 2001 results in all preferred stock being redeemable. The discount on the preferred stock is being amortized over the period until redemption using the effective interest method. At September 30, 2003 and December 31, 2002, respectively, there was $8,163,000 and $10,394,000 in unaccreted discount on the Series A and Series B Preferred Stock, and $1,680,507 and $1,132,118 in accrued dividends on the Series B and Series C Preferred Stock.

         As of September 30, 2003 there were 385,693 options outstanding to purchase common stock ("options") at an average exercise price of $9.38 per share that had been granted to officers and directors of the Company under the Company's 1995 Stock Option Plan and 339,875 options, at an average exercise price of $5.60 per share, that had been granted to officers, directors and employees of the Company under the Company's 1998 Long-Term Incentive Plan.

         In 1988, the Company distribute one common stock purchase right on each outstanding share of Common Stock pursuant to a Rights plan adopted by the Board of Directors. The rights were not exercisable until the occurrence of certain events defined in the Rights Plan, and had an exercise price of $70. All of the rights distributed under the Rights Plan expired unexercised on May 25, 2003.

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

         The Company considers many factors including the nature of the insurance product and distribution strategies in determining how to aggregate operating segments. Expenses in the commercial lines segment includes claims and claims adjustment expenses incurred as well as operating expenses associated with the run-off of this business which include actuarial reserve analysis, statistical reporting, policy administration, collections and reinsurance accounting.

         The Company has elected not to allocate assets to the commercial lines or personal lines segments for management reporting purposes.

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                  (Unaudited)

         The following tables present a summary of segment profit (loss) for the three and nine months ended September 30, 2003 and 2002. Certain reclassifications were made to the 2002 data for consistency with 2003 (see Note 1(a)):

                                                         Three months ended September 30, 2003
                                                 ----------------------------------------------------
                                                 Commercial     Personal
                                                   Lines          Lines            Other      Total
                                                 ----------     --------           -----    --------
                                                                (Amounts in thousands)
Gross premiums written                           $      (28)      8,828                -       8,800
                                                 ==========     =======            =====    ========
Net premiums earned                              $       11       7,987                -       7,998
Net investment income                                   (15)        781               15         781
Other income                                            387         809                -       1,196
Expenses                                             (1,625)     (6,671)            (658)     (8,954)
Net realized gains                                        -           -                -           -
Interest expense                                          -           -              (25)        (25)
                                                 ----------     -------            -----    --------
    Income (loss) before Federal income taxes        (1,242)      2,906             (668)        996
                                                 ==========     =======            =====    ========
Combined ratio (GAAP basis)                        14,665.1%       83.5%               -%       97.9%
                                                 ==========     =======            =====    ========

                                                         Three months ended September 30, 2002
                                                 ---------------------------------------------------
                                                 Commercial     Personal
                                                   Lines          Lines            Other      Total
                                                 ----------     --------           -----    --------
                                                                (Amounts in thousands)
Gross premiums written                           $     (608)       9,551               -       8,943
                                                 ==========     ========           =====    ========
Net premiums earned                              $    5,116        8,937               -      14,053
Net investment income                                   715          286              17       1,018
Other income                                          1,102          518               6       1,626
Expenses                                             (9,090)     (10,204)           (371)    (19,665)
Net realized gains                                        -            -             669         669
Interest expense                                          -            -             (68)        (68)
Goodwill impairment                                       -            -               -           -
                                                 ----------     --------           -----    --------
    Income (loss) before Federal income
       taxes                                     $   (2,157)        (463)            253      (2,367)
                                                 ==========     ========           =====    ========
Combined ratio (GAAP basis)                           177.7%       114.2%              -%      132.8%
                                                 ==========     ========           =====    ========

                         GAINSCO, INC. AND SUBSIDIARIES

                  Notes to  Consolidated  Financial Statements
                                  (Unaudited)

                                                         Nine months ended September 30, 2003
                                                 ---------------------------------------------------
                                                 Commercial     Personal
                                                   Lines          Lines            Other      Total
                                                 ----------     --------           -----     -------
                                                                (Amounts in thousands)
Gross premiums written                           $       36       24,986               -      25,022
                                                 ==========     ========          ======     =======
Net premiums earned                              $      784       23,742               -      24,526
Net investment income                                   600        1,769              40       2,409
Other income                                          1,509        2,212               -       3,721
Expenses                                             (6,808)     (21,177)         (1,958)    (29,943)
Net realized gains                                        -            -           1,266       1,266
Interest expense                                          -                         (104)       (104)
                                                 ----------     --------          ------     -------
    Income (loss) before Federal income taxes    $   (3,915)       6,546            (756)      1,875
                                                 ==========     ========          ======     =======
Combined ratio (GAAP basis)                           868.6%        89.2%              -%      106.8%
                                                 ==========     ========          ======     =======

                                                         Nine months ended September 30, 2002
                                                 ---------------------------------------------------
                                                 Commercial     Personal
                                                   Lines          Lines            Other      Total
                                                 ----------     --------           -----     -------
                                                                (Amounts in thousands)
Gross premiums written                           $   12,065       25,312               -      37,377
                                                 ==========     ========          ======     =======
Net premiums earned                              $   24,676       23,694               -      48,370
Net investment income                                 1,820        1,514              40       3,374
Other income                                          3,985        1,455               6       5,446
Expenses                                            (35,545)     (27,904)         (1,229)    (64,678)
Net realized gains                                        -            -           1,048       1,048
Interest expense                                          -            -            (247)       (247)
Goodwill impairment                                       -       (2,859)              -      (2,859)
                                                 ----------     --------          ------     -------
    Loss before Federal income taxes             $   (5,064)      (4,100)           (382)     (9,546)
                                                 ==========     ========          ======     =======
Combined ratio (GAAP basis)                           144.0%       117.8%              -%      127.0%
                                                 ==========     ========          ======     =======

                         GAINSCO, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                                  (Unaudited)

         The following tables provide additional detail of segment revenue components by product line for the three and nine months ended September 30, 2003 and 2002.

                                                         Three months ended September 30, 2003
                                                 --------------------------------------------------
                                                 Commercial     Personal
                                                   Lines          Lines            Other      Total
                                                 ----------     --------           -----      -----
                                                            (Dollar amounts in thousands)
Gross premiums written:
  Commercial auto                                $      (11)          -                -        (11)
  General liability                                     (17)          -                -        (17)
  Personal auto                                           -       8,828                -      8,828
  Other                                                   -           -                -          -
                                                 ----------     -------            -----      -----
Total gross premiums written                     $      (28)      8,828                -      8,800
                                                 ==========     =======            =====      =====
Net premiums earned:
  Commercial auto                                $       24           -                -         24
  General liability                                     (13)          -                -        (13)
  Personal auto                                           -       7,987                -      7,987
  Other                                                   -           -                -          -
                                                 ----------     -------            -----      -----
Total net premiums earned                        $       11       7,987                -      7,998
                                                 ==========     =======            =====      =====

                                                         Three months ended September 30, 2002
                                                 ----------------------------------------------------
                                                 Commercial     Personal
                                                   Lines          Lines            Other       Total
                                                 ----------     --------           -----       ------
                                                            (Dollar amounts in thousands)
Gross premiums written:
  Commercial auto                                $     (362)           -               -         (362)
  General liability                                     (57)           -               -          (57)
  Personal auto                                           -        9,437               -        9,437
  Other                                                (189)         114               -          (75)
                                                 ----------     --------           -----       ------
Total gross premiums written                     $     (608)       9,551               -        8,943
                                                 ==========     ========           =====       ======
Net premiums earned:
  Commercial auto                                $    3,079            -               -        3,079
  General liability                                   2,175            -               -        2,175
  Personal auto                                           -        8,867               -        8,867
  Other                                                (138)          70               -          (68)
                                                 ----------     --------           -----       ------
Total net premiums earned                        $    5,116        8,937               -       14,053
                                                 ==========     ========           =====       ======

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                  (Unaudited)

                                                          Nine months ended September 30, 2003
                                                 ----------------------------------------------------
                                                 Commercial     Personal
                                                   Lines          Lines            Other       Total
                                                 ----------     --------           -----       ------
                                                            (Dollar amounts in thousands)
Gross premiums written:
  Commercial auto                                $       (9)           -               -           (9)
  General liability                                      46            -               -           46
  Personal auto                                           -       24,999               -       24,999
  Other                                                  (1)         (13)              -          (14)
                                                 ----------     --------           -----       ------
Total gross premiums written                     $       36       24,986               -       25,022
                                                 ==========     ========           =====       ======

Net premiums earned:
  Commercial auto                                $      465            -               -          465
  General liability                                     296            -               -          296
  Personal auto                                           -       23,746               -       23,746
  Other                                                  23           (4)              -           19
                                                 ----------     --------           -----       ------
Total net premiums earned                        $      784       23,742               -       24,526
                                                 ==========     ========           =====       ======

                                                         Nine months ended September 30, 2002
                                                 ----------------------------------------------------
                                                 Commercial     Personal
                                                   Lines          Lines            Other       Total
                                                 ----------     --------           -----       ------
                                                            (Dollar amounts in thousands)
Gross premiums written:
  Commercial auto                                $    6,880            -               -        6,880
  General liability                                   4,665            -               -        4,665
  Personal auto                                           -       24,833               -       24,833
  Other                                                 520          479               -          999
                                                 ----------     --------           -----       ------
Total gross premiums written                     $   12,065       25,312               -       37,377
                                                 ==========     ========           =====       ======

Net premiums earned:
  Commercial auto                                $   14,796            -               -       14,796
  General liability                                   8,724            -               -        8,724
  Personal auto                                           -       23,151               -       23,151
  Other                                               1,156          543               -        1,699
                                                 ----------     --------           -----       ------
Total net premiums earned                        $   24,676       23,694               -       48,370
                                                 ==========     ========           =====       ======

                         GAINSCO, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                  (Unaudited)

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

(7)      Subsequent Event

         The Company commuted several reinsurance agreements with a troubled reinsurer during October, 2003. The Company received approximately $2.7 million dollars in cash in conjunction with this commutation. In the fourth quarter approximately $1.8 million will be recorded as net premiums earned and $.9 million will be recorded as a reduction of underwriting and operating expenses. As part of the actuarial reserve review at December 31, 2003, additional claim and claims adjustment expenses will be recorded because of the additional risk the Company assumed from the commutation of the reinsurer's exposure.

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

         At September 30, 2003, the Company had 42 commercial lines policies in force. Concurrently, the Company continued to settle and reduce its inventory of commercial lines claims. At September 30, 2003, there were 600 claims associated with our overall runoff book outstanding, compared to 1,198 a year earlier and 681 at June 30, 2003. Due to the long tail nature of these claims, the Company anticipates it will take a substantial number of years to complete an orderly adjustment and settlement process with regard to existing claims and any additional claims it receives in the future from its past business writings. In the course of reducing its employee count, in the first quarter of 2003 the Company outsourced certain of its information technology operations related to the run-off of its commercial lines to an unaffiliated third party provider with which Richard A. Laabs, a former senior executive of the Company, and three other former employees of the Company are affiliated.

         Redeployment of Capital

         The Company intends to redeploy capital no longer required by its discontinued insurance business, once it becomes available, to pursue other opportunities in the future that offer a better prospect for profitability. The Company believes that suitable capital redeployment opportunities should be available after the capital no longer required by its discontinued insurance business becomes available, but cannot predict the amount of capital that will ultimately be available for redeployment, the timing or the nature of the opportunities that may be available at the time capital becomes available. The opportunities may be inside or outside of the insurance business. The opportunities could require more capital than the Company has available, which could result in the Company having to seek such capital from other sources, but there can be no assurance that the company would be able to effect any such transaction or the terms thereof.

         Personal Lines

         Management continues in 2003 to implement actions intended to enhance the profit potential of the company's remaining active insurance line, personal auto. The Company's personal auto business is currently generating profits and the Company believes the meaningful potential opportunities exist through a geographic diversification strategy. The Company's personal automobile business is currently written entirely in the state of Florida. In furtherance of the objective to diversify its nonstandard auto business to targeted territories, the Company recently hired experienced managers for the state of Texas and Arizona. Steps are now underway to implement this market diversification strategy in late 2003 and 2004.

         Sale of GAINSCO County Mutual Insurance Company

         On December 2, 2002, the Company completed the sale and transfer of the management contract controlling GAINSCO County Mutual Insurance Company ("GCM") to an affiliate of Liberty Mutual Insurance Company ("Liberty"), for a purchase price of up to $10 million, of which $1 million was paid at closing and the balance is payable in contingent payments through September 2009, but each payment is contingent on there being no materially adverse change in the regulatory treatment of GCM specifically, or county mutuals generally, from legislative or regulatory administrative actions prior to the applicable payment date.

         In the session of the Texas Legislature ended June 2, 2003, changes were made in the statutes governing the regulatory treatment of county mutual insurance companies in Texas. These changes prejudice the rights of the Company to receive contingent payments from Liberty, depending upon how the statutory changes and the Company's agreement with Liberty are interpreted. The Company contacted Liberty to discuss its obligation to make the contingent payments in light of the recent legislation. Liberty's position is that they have no obligation to make any of the $9 million contingent payments under the agreement. The Company has fully reserved its receivable due from Liberty (representing the excess of the Company's cost basis in GCM over the $1,000,000 received from Liberty at the closing of the sale transaction) as potentially uncollectible because of the recent changes in the statutes.

         RESULTS OF OPERATIONS

         Gross premiums written for the third quarter of 2003 were $8,800,308 versus $8,942,489 for the comparable 2002 period, representing a 2% decrease. For the first nine months of 2003 gross premiums written have decreased 33% from the comparable 2002 period. Commercial lines accounts for the majority of the decrease for the nine month comparison as a result of the Company's decision in the first quarter of 2002 to discontinue writing commercial lines due to continued adverse claims development and unprofitable results.

         The following table compares the major lines between the periods for gross premiums written.

                     Three months ended September 30,          Nine months ended September 30,
                   -------------------------------------     -------------------------------------
                          2003                 2002                  2003              2002
                   ----------------       --------------     -----------------   -----------------
                                                (Amounts in thousands)
Commercial lines   $   (28)     (.3)%      (608)    (6.8)%   $    36        .1%  12,065      32.3%
Personal lines       8,828    100.3%      9,551    106.8%     24,986      99.9%  25,312      67.7%
                   -------    -----       -----    -----     -------     -----   ------     -----
  Total            $ 8,800    100.0%      8,943    100.0%    $25,022     100.0%  37,377     100.0%
                   =======    =====       =====    =====     =======     =====   ======     =====

         Personal auto, which is included in Personal lines, is the only line of insurance currently marketed by the Company. Personal auto gross premiums written decreased 7% for the third quarter comparison but increased 1% for the first nine months comparison. Personal auto continued to produce profitable results in the third quarter of 2003.

         Net premiums earned decreased 43% and 49% for the third quarter and first nine months of 2003 versus the comparable 2002 periods, respectively, primarily as a result of discontinuance of commercial lines mentioned previously.

         Net investment income decreased 23% and 29% for the third quarter and first nine months of 2003 versus the comparable 2002 periods, respectively. These decreases were primarily due to the decease in investments and because short-term investments comprised a significantly greater portion of investments in the 2003 periods versus the 2002 periods.

         In the third quarter of 2003 and the first nine months of 2003, the Company recognized net realized gains of $0 and $1,265,993, respectively, compared to $668,891 and $1,047,474 of net realized gains for the respective 2002 periods. Variability in the timing of realized investment gains is to be expected. Net realized gains in the first nine months of 2002 were partially offset by $2,010,670 of losses related to the write down of a non-rated commercial mortgage backed security. This security was deemed by management to have declined in value that was other than temporary. There was a significant increase in the default rate in the underlying commercial mortgage portfolio, which had disrupted the cash flow stream sufficiently to make future cash flows unpredictable.

         During the second quarter of 2003 the Company reclassified the revenues and expenses of the personal auto agency operation because of its increasing materiality. This reclassification was made for all periods presented and had no impact on net income. The revenues of this operation are now presented as a component of Other income and the expenses are presented as a component of Underwriting and operating expenses. Previously the revenues and expenses were netted and shown as a component of Other income in 2002 and as a component of Commissions in the first quarter of 2003. The decrease in Other income for the third quarter and first nine months of 2003 when compared to the comparable 2002 periods was primarily related to a lower amount of amortization of deferred reinsurance recoveries from claim payments under the reserve reinsurance cover agreement in the 2003 periods than in the 2002 periods. Amortization is based upon claims recovered from the reinsurer in relation to the amount of the reinsured layer under the reserve reinsurance cover agreement.

         Claims and claims adjustment expenses ("C & CAE") decreased $9,198,189 and $29,529,947 in the third quarter and first nine months of 2003 from the comparable 2002 periods, respectively. The C & CAE ratio was 63.0% in the third quarter of 2003 versus 101.3% in the third quarter of 2002. The C & CAE ratio was 70.9% in the first nine months of 2003 versus 97.0% in the first nine months of 2002. The decrease in the C & CAE ratios was primarily due to a decrease in ultimate expected liabilities in the personal auto line for the 2003 accident year, offset by an increase in ultimate expected liabilities for the commercial general liability line in the 2001 accident year.

         The ratio of commissions plus the change in deferred policy acquisition costs and deferred ceding commission income to net premiums earned was 14% for the third quarter of 2003 and 11% for the third quarter of 2002. This ratio was 15% for the first nine months of 2003 and 2002. The third quarter of 2002 was low because of commission adjustments from the runoff of the commercial business.

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

         Change in deferred policy acquisition costs and deferred ceding commission income represents the change during the period in the asset "Deferred policy acquisition cost." This asset item is comprised of commission expenses, premium taxes and certain marketing and underwriting expenses, which are deferred, offset by commission income received from reinsurers, which is also deferred. This net asset is amortized into the results of operations through "Change in deferred policy acquisition costs and deferred ceding commission income," as the underlying gross premiums written and ceded premiums written are earned.

         Interest expense from the note payable decreased in the third quarter and first nine months of 2003 from the comparable 2002 periods primarily due to the decrease in the outstanding note payable balance as a result of principal payments.

         As mentioned previously, Underwriting and operating expenses now include the operating expenses of the personal auto agency operation. Underwriting and operating expenses for the 2003 periods are below the comparable 2002 periods primarily as a result cost reductions implemented in 2002.

         In the second quarter of 2002 the Company evaluated goodwill and recorded an impairment of $2,859,507. The remaining goodwill as of September 30, 2003 is $609,000 and is related to the 1998 acquisition of the Lalande Group.

         LIQUIDITY AND CAPITAL RESOURCES

         Parent Company

         GAINSCO, INC. ("GNAC") is a holding company that provides administrative and financial services for its wholly owned subsidiaries. GNAC needs cash for administrative expenses investments and diversification of its personal auto business. The primary sources of cash to meet these obligations are statutory permitted dividend payments from General Agents Insurance Company of America, Inc. ("General Agents"), a wholly owned subsidiary. Statutes in Oklahoma restrict the payment of dividends by General Agents to the available surplus funds derived from their realized net profits. The maximum amount of cash dividends that General Agents may declare without regulatory approval in any 12-month period is the greater of net income for the 12-month period ended the previous December 31 or 10% of policyholders' surplus as of the previous December 31. On March 20, 2003 General Agents paid dividends to GNAC of $3,878,000. Based on its surplus amounts at December 31, 2003 and generally without prior regulatory approval, in March 2004 General Agents may declare dividends to GNAC of up to the greater of net income for the 12-month period ended December 31, 2003 or 10% of policyholders' surplus as of December 31, 2003. GNAC expects to meet its obligations for 2003.

         The Company had Federal income tax loss carry forward tax benefits at September 30, 2003 of $25,155,037 that could be applied against any future taxes on earnings of the Company, subject to certain limitations. Thus, the Company does not currently require funds to satisfy Federal income tax obligations.

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

         With regard to long term liquidity, the average maturity of the investment portfolio is approximately 2 years. The fair value of the fixed maturity portfolio at September 30, 2003 was $3,480,708 above amortized cost.

         Net cash used for operating activities was $3,953,189 for the first nine months of 2003 versus $56,664,950 in net cash used for operating activities for first nine months of 2002. The decrease in net cash used for operating activities was primarily related to the nonaffiliated reinsurer for the reserve reinsurance cover agreement taking possession of investments, in March 2002, which collateralized the Company's liability (Funds held under reinsurance agreements) to this reinsurer. Also contributing to the cash used in the 2002 period was the significant decrease in commercial lines writings as a result of exiting this line of insurance.

         Investments and cash together decreased primarily due commercial claim payments and the retirement of the Note payable. Reinsurance balances receivable decreased primarily due to paid C & CAE recoveries received from the commercial quota share treaty and a decrease in ceded unpaid C & CAE under the reserve reinsurance cover agreement. Ceded unpaid claims and claim adjustment expenses decreased primarily as a result of the decrease in unpaid claims and claim adjustment expenses with regard to commercial claims subject to the commercial quota share treaty. Other assets decreased as a result of contingent commission settlements made with the commercial quota share reinsurers during the second quarter of 2003.

Unpaid claims and claims adjustment expenses decreased primarily due to the run-off of commercial business. This amount represents management's best estimate, as derived from actuarial analysis and was set equal to the selected reserve estimate as established by an outside actuarial firm. Management has reviewed and discussed the results of the actuarial analysis with the actuary and believes the reserve estimate selected by the actuary to be the best estimate of reserves at this time.

As of September 30, 2003, in respect of its commercial lines, the Company had $66,738,984 in reserves for unpaid claims and claim adjustment expenses net of ceded unpaid claims and claim adjustment expense. This balance has not been reduced for the ceded unpaid C & CAE of $15,409,954 under the reserve reinsurance cover agreement that is included in Reinsurance balances receivable. Historically, the Company has experienced significant volatility in its reserve projections for its commercial lines. This volatility has been primarily attributable to its commercial automobile and general liability product lines. On February 7, 2002, the Company announced it had decided to discontinue writing commercial lines insurance due to continued adverse claims development and unprofitable results. As of September 30, 2003 only 42 commercial policies remain in force. Concurrently, the Company has been settling and reducing its remaining inventory of commercial claims. See "BUSINESS OPERATIONS - Discontinuance of Commercial Lines." As of September 30, 2003, 600 commercial claims remained, compared with 1,198 claims a year earlier. The average commercial lines claim at September 30, 2003 was approximately $111,232 per claim. For the claims remaining the Company increased the ultimate expected liabilities during the third quarter of 2003 due to higher than expected claim activity that occurred during the third quarter of 2003.

As of September 30, 2003, in respect of its personal lines, the Company had $12,248,816 in unpaid claims and claim adjustment expenses net of ceded unpaid claims and claim adjustment expense. Personal lines claims generally are shorter in duration than the Company's commercial lines claims. At September 30, 2003, the Company had 2,098 personal auto claims. The average personal auto claim at September 30, 2003 was approximately $5,838 per claim. For the third quarter the Company decreased the ultimate expected liabilities due to lower than expected claim activity that occurred during the third quarter of 2003.

The Company considers the unpaid claims and claim adjustment expenses to be adequate; they are set to equal the selected reserve estimate determined by an outside actuarial firm.

Commissions payable decreased primarily as a result of contingent commission settlements made with the commercial quota reinsurers during the second quarter of 2003, as previously mentioned. Deferred revenue decreased primarily as a result of reinsurance recoveries under the reserve reinsurance cover agreement. Note payable decreased due to a prepayment made during the first quarter of 2003 and its retirement in September 2003.

Preferred Stock

As a result of the March 23, 2001 transactions with Goff Moore Strategic Partners, L.P. and Robert W. Stallings, the Company has three series of redeemable Preferred Stock, which are classified as mezzanine financing. The Series A Preferred Stock was previously classified in shareholders' equity because it was not subject to mandatory redemption. The Company is required to redeem the Series A Preferred Stock on January 1, 2006 at a price of $31,620,000 plus unpaid dividends, if any. As of June 30, 2003, there were no accrued but unpaid dividends in respect of the Series A Preferred Stock. The Series B and Series C Preferred Stock are redeemable at the Company's option in March 2006 and at the option of the majority holders in March 2007 at a price of $3,000,000 each plus accrued dividends. The Series B and the Series C Preferred Stock each include accrued dividends in the amount of $840,254 as of September 30, 2003. At September 30, 2003, $8,163,000
has yet to be charged to Retained deficit related to the accretion of the discount on the Series A and Series B Preferred Stock.

Accumulated other comprehensive income of $2,289,083 was recorded at September 30, 2003 primarily as a result of the unrealized gains on bonds available for sale, net of tax.

The increase in Retained deficit of $904,453 is attributable to the accretion of discount on the Series A and Series B Preferred Stock of $2,231,000, and the accrual of dividends on the Series B and Series C Preferred Stock of $548,393, offset by net income of $1,874,940.

Accounting for Preferred Stock

In May 2003, the Financial Accounting Standards Board issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150). This statement does not have an impact on the current accounting by the Company as all of the Company's series of Preferred Stock are not considered "mandatory redeemable financial instruments" based on SFAS 150's definition, and therefore are not subject to the accounting treatment under paragraph 9 of SFAS 150. All three series of Preferred Stock are currently classified as temporary equity pursuant to SEC ASR 268 and EITF Topic No. D-98. Rule 5-02.28 of SEC Regulation S-X requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (1) at a fixed or determinable price on a fixed or determinable date; (2) at the option of the holder; or, (3) upon the occurrence of an event that is not solely within the control of the issuer.

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

Shareholders' Equity Assuming Redemption of Preferred Stock

At September 30, 2003, total assets less total liabilities of the Company was $44,368,515 and there were outstanding three series of Preferred Stock with an aggregate liquidation value of $39,300,507 ($37,620,000 stated value plus accrued dividends of $1,680,507). Based on the foregoing, the Shareholders' Equity assuming the redemption of all series of the Preferred Stock at September 30, 2003 would be $5,068,008 ($0.24 per common share). The amount ultimately available to the shareholders would vary with changes in the assets and liabilities of the Company.

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

FORWARD LOOKING STATEMENTS

Statements made in this report that are qualified with words such as "continued to pursue," "expect," "intended to enhance," etc., are forward-looking statements. Investors are cautioned that important factors, representing certain risks and uncertainties, could cause actual results to differ materially from those contained in the forward-looking statements. These factors include, but are not limited to, (a) the Company's ability to effect the successful exit from its commercial lines business, (b) heightened competition from existing competitors and new competitor entrants into the Company's markets, (c) the extent to which market conditions firm up, the acceptance of higher prices in the market place and the Company's ability to realize and sustain higher rates,
(d) contraction of the markets for the Company's business, (e) acceptability of the Company's A.M. Best rating to its end markets, (f) the Company's ability to meet its obligations in respect of its redeemable preferred stock, (g) the ongoing level of claims and claims-related expenses and the adequacy of claim reserves, (h) the outcome of pending litigation, (i) the effectiveness of investment strategies implemented by the Company's investment manager, (j) continued justification of recoverability of goodwill in the future, (k) the availability of reinsurance and the ability to collect reinsurance recoverable,
(l) the Company's ability to invest in new endeavors that are successful, (m) the limitation on the Company's ability to use net operating loss carryforwards as a result of constraints caused by ownership changes within the meaning of Internal Revenue Code Section 382, (n) the ability of the Company to realize contingent acquisition payments in connection with its sale of the management contract controlling GAINSCO County Mutual Insurance Company, which was prejudiced by legislation passed in the session of the Texas Legislature ended June 2, 2003, and (o) general economic conditions, including fluctuations in interest rates. In addition, the actual emergence of losses and loss expenses may vary, perhaps materially, from the Company's estimate thereof, because (a) estimates of loss and loss expense liabilities are subject to large potential errors of estimation as the ultimate disposition of claims incurred prior to the financial statement date, whether reported or not, is subject to the outcome of events that have not yet occurred (e.g., jury decisions, court interpretations, legislative changes, subsequent damage to property, changes in the medical condition of claimants, public attitudes and social/economic conditions such as inflation) and (b) estimates of future costs are subject to the inherent limitation on the ability to predict the aggregate course of future events. A forward-looking statement is relevant as of the date the statement is made. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which the statements are made. Please refer to the Company's recent SEC filings for further information regarding factors that could affect the Company's results.

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

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, on the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this report. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's Exchange Act reports.

While the Company believes that its existing disclosure controls and procedures have been effective to accomplish their objectives, the Company intends to continue to examine, refine and document its disclosure controls and procedures and to monitor ongoing developments in this area.

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

         None

Item 3. Defaults Upon Senior Securities.

         None.

Item 4. Submission of Matters to a Vote of Security Holders.

         None.

Item 5. Other Information

         On November 12, 2003, the Company reported its third quarter earnings for 2003. A copy of the press release is furnished herewith as Exhibit 99.1.

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

                  *4.1 Form of Common Stock Certificate [Exhibit 4.6, Form 10-K dated March 28, 1997].

                  *4.2 Agreement dated August 26, 1994 appointing Continental Stock Transfer & Trust Company transfer agent and registrar [Exhibit 10.28, Form 10-K dated March 30, 1995].

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

                  *10.8 Securities Purchase Agreement dated as of June 29, 1999 between Registrant and Goff Moore Strategic Partners, L.P. ("GMSP") and related Series A Common Stock Purchase Warrant and Series B Common Stock Purchase Warrant [Exhibit 2.1, Form 8-K dated June 29, 1999; Exhibits 99.19 and 99.20, Form 8-K dated October 4, 1999].

                  *10.9 Investment Management Agreements dated October 4, 1999 between GMSP and each of Registrant, General Agents Insurance Company of America, Inc., MGA Insurance Company, Inc. and GAINSCO County Mutual Insurance Company; and Investment Management Agreement dated January 6, 2000 between GMSP and Midwest Casualty Insurance Company. [Exhibit 10.11, Form 10-K dated March 30, 2000].

                  *10.10 Stock Purchase Agreements dated August 17, 1998 with Carlos de la Torre, McRae B. Johnston, Michael S. Johnston and Ralph Mayoral relating to acquisition by Registrant of Lalande Group and related employment agreements with them [Exhibits 99.6 to 99.13, Form 8-K dated August 26, 1998].

                  *10.11 Asset Purchase Agreement dated March 9, 1999 between the Registrant, Agents Processing Systems, Inc. and Insurance Business Solutions Incorporated [Exhibit 10.49, Form 10-K dated March 30, 1999].

                  *10.12 Stock Purchase Agreement dated as of November 17, 1999 among Registrant, Tri-State, Ltd., Herbert A. Hill and Alan E. Heidt and related Pledge Agreement dated as of January 7, 2000 executed by the Registrant in favor of Bank One, NA and Unlimited Guaranty dated as of January 7, 2000 executed by Tri-State, Ltd. in favor of Bank One, N.A. [Exhibit 10.14, Form 10-K dated March 30, 2000].

                  *10.13 First Amendment to Stock Purchase Agreement dated May 16, 2000 among Registrant, Tri-State, Ltd., Herbert
                           A. Hill and Alan E. Heidt [Exhibit 10.14, Form 10-Q dated August 11, 2000].

                   10.14 GAINSCO, INC. 401(k) Plan and related Adoption Agreement.(1)

                  *10.15 Securities Purchase Agreement dated as of February 26, 2001 between Registrant and GMSP (including exhibits) and related First Amendment to Securities Purchase Agreement, letter regarding redemption of Registrant's outstanding Series A Convertible Preferred Stock, First Amendment to Series A Common Stock Purchase Warrant, and First Amendment to Series B Common Stock Purchase Warrant [Exhibit 2.1, Form 8-K dated March 2, 2001; Exhibits 2.2, 2.8, 99.21 and 99.22, Form 8-K/A dated March 30, 2001].

                  *10.16 Securities Purchase Agreement dated as of February 26, 2001 between Registrant and Robert W. Stallings ("Stallings") (including exhibits) and related First Amendment to Securities Purchase Agreement, Assignment and Assumption Agreement between Stallings and ING Pilgrim Capital Corporation, LLC, Amendment to Assignment and Assumption Agreement, letter dated March 23, 2001 from Stallings to Registrant, and Common Stock Purchase Warrant [Exhibit 2.2, Form 8-K dated March 2, 2001; Exhibits 2.4 to 2.7 and 99.23, Form 8-K/A dated March 30, 2001].

                  *10.17 Consulting Agreement dated as of February 26, 2001 between Registrant and Stallings [Exhibit 99.15, Form 8-K dated March 2, 2001].

                  *10.18 Letter agreement dated February 27, 2002 between the Registrant and GMSP pursuant to which the Registrant exercised its right to put certain illiquid investments to GMSP for $2,087,354.27 pursuant to
                           Section 6.9 of the Securities Purchase Agreement dated February 26, 2001 between the Registrant and GMSP, as amended [Exhibit 10.24, Form 8-K/A dated February 27, 2002].

                  *10.19 Agreement of Sale and Purchase dated March 7, 2002 between General Agents Insurance Company of America, Inc. and Turonian Corp. [Exhibit 10.24, Form 10-K dated March 29, 2002].

                  *10.20 First Amendment to Investment Management Agreements dated August 9, 2002 among Goff Moore Strategic Partners, L.P., the Registrant, General Agents Insurance Company of America, Inc., MGA Insurance Company, Inc., GAINSCO County Mutual Insurance Company and Midwest Casualty Insurance Company [Exhibit 10.25, Form 10-Q dated August 14, 2002].

                  *10.21 Acquisition Agreement dated August 12, 2002 among the Registrant, GAINSCO Service Corp., GAINSCO County Mutual Insurance Company, Berkeley Management Corporation and Liberty Mutual Insurance Company [Exhibit 10.26, Form 10-Q dated August 14, 2002].

                  *10.22 Commercial Lease Agreement dated July 31, 2002 between JaGee Real Properties, L.P. and General Agents Insurance Company of America, Inc. [Exhibit 10.27, Form 10-Q dated August 14, 2002].

                  *10.23 Form of Executive Severance Agreement between GAINSCO Service Corp. and each of Richard M. Buxton and Daniel J. Coots [Exhibit 10.28, Form 10-Q dated August 14, 2002].

                  *10.24 Representative Forms of Retention Incentive Agreement [Exhibit 10.30, Form 10-Q dated August 14, 2002].

                  *10.25 Acquisition Agreement dated August 12, 2002 among the Registrant, GAINSCO Service Corp., Berkeley Management Corporation, Liberty Mutual Insurance Company, and GAINSCO County Mutual Insurance Company and Amendment to Acquisition Agreement dated December 2, 2002 among the Registrant, GAINSCO Service Corp., Berkeley Management Corporation, Liberty Mutual Insurance Company, and GAINSCO County Mutual Insurance Company [Exhibit 10.26, Form 10-Q dated August 14, 2002 and Exhibit 10.32, Form 8-K filed December 5, 2002].

                  *10.26 Office Lease dated August 19, 2002 between Crescent Real Estate Funding X, L.P. and the Registrant [Exhibit 10.31, Form 10-Q dated November 14, 2002].

                  *10.27 Separation Agreement and Release dated December 17, 2002 between McRae B. Johnston and MGA Insurance Company, Inc.; Separation Agreement and Release dated December 17, 2002 among McRae B. Johnston, Registrant, National Specialty Lines, Inc., Lalande Financial Group, Inc., DLT Insurance Adjusters, Inc. and Midwest Casualty Insurance Company; Consulting Agreement dated December 17, 2002 between McRae B. Johnston and MGA Insurance Company, Inc.; and Form of Separation Agreement and Release entered into as of March 1, 2003 between McRae B. Johnston and MGA Insurance Company, Inc. [Exhibit 10.33, Form 8-K filed December 17, 2002; Exhibit 10.34, Form 8-K filed December 17, 2002; Exhibit 10.35, Form 8-K filed December 17, 2002; and Exhibit 10.36, Form 8-K filed December 17, 2002].

                  *10.28 Executive Severance Agreement dated May 8, 2003 among Michael Johnston, Registrant, National Specialty Lines, Inc., Lalande Financial Group, Inc., DLT Insurance Adjusters, Inc. and MGA Insurance Company, Inc.

                  15.1     Awareness Letter of KPMG LLP.(1)

                  31.1     Section 302 Certification - Chief Executive
                           Officer. (1)

                  31.2     Section 302 Certification - Chief Financial
                           Officer. (1)

                  32.1 Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer. (2)

                  32.2 Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer. (2)

                  99.1     Press Release dated November 12, 2003. (2)

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

                                    GAINSCO, INC.

Date: November 14, 2003             By: /s/ Daniel J. Coots
                                        ----------------------------------------
                                            Daniel J. Coots
                                            Senior Vice President, Treasurer and
                                              Chief Financial Officer

INDEX OF EXHIBITS

Exhibit No.        Description
-----------        -----------
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

   *3.7            Statement of Resolution Establishing and Designating Series C
                   Redeemable Preferred Stock of Registrant as filed with the Secretary of State of the State of Texas on March 22, 2001.
                   [Exhibit 99.20, Form 8-K/A dated March 30, 2001].

Exhibit No.        Description
-----------        -----------
   *4.1            Form of Common Stock Certificate [Exhibit 4.6, Form 10-K
                   dated March 28, 1997].

   *4.2            Agreement dated August 26, 1994 appointing Continental Stock
                   Transfer & Trust Company transfer agent and registrar
                   [Exhibit 10.28, Form 10-K dated March 30, 1995].

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

Exhibit No.        Description
-----------        -----------
   *10.8           Securities Purchase Agreement dated as of June 29, 1999
                   between Registrant and Goff Moore Strategic Partners, L.P.
                   ("GMSP") and related Series A Common Stock Purchase Warrant and Series B Common Stock Purchase Warrant [Exhibit 2.1, Form
                   8-K dated June 29, 1999; Exhibits 99.19 and 99.20, Form 8-K dated October 4, 1999].

   *10.9 Investment Management Agreements dated October 4, 1999 between GMSP and each of Registrant, General Agents Insurance
                   Company of America, Inc., MGA Insurance Company, Inc. and
                   GAINSCO County Mutual Insurance Company; and Investment
                   Management Agreement dated January 6, 2000 between GMSP and
                   Midwest Casualty Insurance Company. [Exhibit 10.11, Form 10-K dated March 30, 2000].

   *10.10 Stock Purchase Agreements dated August 17, 1998 with Carlos de la Torre, McRae B. Johnston, Michael S. Johnston and Ralph
                   Mayoral relating to acquisition by Registrant of Lalande
                   Group and related employment agreements with them [Exhibits
                   99.6 to 99.13, Form 8-K dated August 26, 1998].

   *10.11          Asset Purchase Agreement dated March 9, 1999 between the
                   Registrant, Agents Processing Systems, Inc. and Insurance
                   Business Solutions Incorporated [Exhibit 10.49, Form 10-K dated March 30, 1999].

   *10.12          Stock Purchase Agreement dated as of November 17, 1999 among
                   Registrant, Tri-State, Ltd., Herbert A. Hill and Alan E.
                   Heidt and related Pledge Agreement dated as of January 7, 2000 executed by the Registrant in favor of Bank One, NA and Unlimited Guaranty dated as of January 7, 2000 executed by Tri-State, Ltd. in favor of Bank One, N.A. [Exhibit 10.14,
                   Form 10-K dated March 30, 2000].

Exhibit No.        Description
-----------        -----------
    10.13          First Amendment to Stock Purchase Agreement dated May 16,
                   2000 among Registrant, Tri-State, Ltd., Herbert A. Hill and
                   Alan E. Heidt [Exhibit 10.14, Form 10-Q dated August 11,
                   2000].

    10.14          GAINSCO, INC. 401(k) Plan and related Adoption Agreement.(1)

   *10.15 Securities Purchase Agreement dated as of February 26, 2001 between Registrant and GMSP (including exhibits) and related
                   First Amendment to Securities Purchase Agreement, letter regarding redemption of Registrant's outstanding Series A
                   Convertible Preferred Stock, First Amendment to Series A
                   Common Stock Purchase Warrant, and First Amendment to Series
                   B Common Stock Purchase Warrant [Exhibit 2.1, Form 8-K dated
                   March 2, 2001; Exhibits 2.2, 2.8, 99.21 and 99.22, Form 8-K/A
                   dated March 30, 2001].

   *10.16 Securities Purchase Agreement dated as of February 26, 2001 between Registrant and Robert W. Stallings ("Stallings")
                   (including exhibits) and related First Amendment to Securities Purchase Agreement, Assignment and Assumption
                   Agreement between Stallings and ING Pilgrim Capital
                   Corporation, LLC, Amendment to Assignment and Assumption
                   Agreement, letter dated March 23, 2001 from Stallings to
                   Registrant, and Common Stock Purchase Warrant [Exhibit 2.2,
                   Form 8-K dated March 2, 2001; Exhibits 2.4 to 2.7 and 99.23,
                   Form 8-K/A dated March 30, 2001].

   *10.17          Consulting Agreement dated as of February 26, 2001 between
                   Registrant and Stallings [Exhibit 99.15, Form 8-K dated March
                   2, 2001].

   *10.18          Letter agreement dated February 27, 2002 between the
                   Registrant and GMSP pursuant to which the Registrant exercised its right to put certain illiquid investments to GMSP for $2,087,354.27 pursuant to Section 6.9 of the Securities Purchase Agreement dated February 26, 2001 between the Registrant and GMSP, as amended [Exhibit 10.24, Form
                   8-K/A dated February 27, 2002].

   *10.19          Agreement of Sale and Purchase dated March 7, 2002 between
                   General Agents Insurance Company of America, Inc. and
                   Turonian Corp. [Exhibit 10.24, Form 10-K dated March 29,
                   2002].

   *10.20          First Amendment to Investment Management Agreements dated
                   August 9, 2002 among Goff Moore Strategic Partners, L.P., the
                   Registrant, General Agents Insurance Company of America,
                   Inc., MGA Insurance Company, Inc., GAINSCO County Mutual
                   Insurance Company and Midwest Casualty Insurance Company
                   [Exhibit 10.25, Form 10-Q dated August 14, 2002].

Exhibit No.        Description
-----------        -----------
   *10.21          Acquisition Agreement dated August 12, 2002 among the
                   Registrant, GAINSCO Service Corp., GAINSCO County Mutual
                   Insurance Company, Berkeley Management Corporation and
                   Liberty Mutual Insurance Company [Exhibit 10.26, Form 10-Q
                   dated August 14, 2002].

   *10.22          Commercial Lease Agreement dated July 31, 2002 between JaGee
                   Real Properties, L.P. and General Agents Insurance Company of
                   America, Inc. [Exhibit 10.27, Form 10-Q dated August 14,
                   2002].

   *10.23          Form of Executive Severance Agreement between GAINSCO Service
                   Corp. and each of Richard M. Buxton and Daniel J. Coots
                   [Exhibit 10.28, Form 10-Q dated August 14, 2002].

   *10.24          Representative Forms of Retention Incentive Agreement
                   [Exhibit 10.30, Form 10-Q dated August 14, 2002].

   *10.25          Acquisition Agreement dated August 12, 2002 among the
                   Registrant, GAINSCO Service Corp., Berkeley Management
                   Corporation, Liberty Mutual Insurance Company, and GAINSCO
                   County Mutual Insurance Company and Amendment to Acquisition
                   Agreement dated December 2, 2002 among the Registrant,
                   GAINSCO Service Corp., Berkeley Management Corporation,
                   Liberty Mutual Insurance Company, and GAINSCO County Mutual
                   Insurance Company [Exhibit 10.26, Form 10-Q dated August 14,
                   2002 and Exhibit 10.32, Form 8-K filed December 5, 2002].

   *10.26          Office Lease dated August 19, 2002 between Crescent Real
                   Estate Funding X, L.P. and the Registrant [Exhibit 10.31,
                   Form 10-Q dated November 14, 2002].

   *10.27 Separation Agreement and Release dated December 17, 2002 between McRae B. Johnston and MGA Insurance Company, Inc.;
                   Separation Agreement and Release dated December 17, 2002 among McRae B. Johnston, Registrant, National Specialty
                   Lines, Inc., Lalande Financial Group, Inc., DLT Insurance
                   Adjusters, Inc. and Midwest Casualty Insurance Company;
                   Consulting Agreement dated December 17, 2002 between McRae B.
                   Johnston and MGA Insurance Company, Inc.; and Form of
                   Separation Agreement and Release entered into as of March 1, 2003 between McRae B. Johnston and MGA Insurance Company,
                   Inc. [Exhibit 10.33, Form 8-K filed December 17, 2002;
                   Exhibit 10.34, Form 8-K filed December 17, 2002; Exhibit
                   10.35, Form 8-K filed December 17, 2002; and Exhibit 10.36,
                   Form 8-K filed December 17, 2002].

   *10.28          Executive Severance Agreement dated May 8, 2003 among Michael
                   Johnston, Registrant, National Specialty Lines, Inc., Lalande
                   Financial Group, Inc., DLT Insurance Adjusters, Inc. and MGA
                   Insurance Company, Inc.

   15.1            Awareness Letter of KPMG LLP.

Exhibit No.        Description
-----------        -----------
   31.1            Section 302 Certification - Chief Executive Officer.(1)

   31.2            Section 302 Certification - Chief Financial Officer.(1)

   32.1            Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted
                   Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 -
                   Chief Executive Officer.(2)

   32.2            Certificate Pursuant to 18 U.S.C. Section 1350, as Adopted
                   Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 -
                   Chief Financial Officer.(2)

   99.1            Press Release dated November 12, 2003.(2)

* Exhibit has previously been filed with the Commission as an exhibit in the filing designated in brackets and is incorporated herein by this reference. Registrant's file number for reports filed under the Securities Exchange Act of 1934 is 1-9828.

(1) Filed herewith.

(2) Furnished (but not filed) herewith.