Form 10-K
period 2003-12-31
GAINSCO INC
filed 2004-03-30
CIK 786344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.
20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15 (d) of
The Securities Exchange Act of 1934

For the fiscal year ended	Commission file number 1-9828
December 31, 2003

GAINSCO, INC.

(Exact name of registrant as specified in its charter)

TEXAS	75-1617013
(State of Incorporation)	(IRS Employer
Identification No.)

1445 Ross Ave., Suite 5300 Dallas, Texas (Address of principal executive offices)	75202 (Zip Code)

Registrant’s telephone number, including area code	(214) 647-0415

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($.10 par value)	OTC Bulletin Board

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]   No   [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes   [  ]   No   [X]

The aggregate market value of the registrant’s Common Stock ($.10 par value), the registrant’s only class of voting or non-voting common equity stock, held by non-affiliates of the registrant (19,288,908 shares) as of the close of the business on June 30, 2003 was $5,400,894 (based on the closing sale price of $0.28 per share on that date on the OTC Bulletin Board).

As of February 29, 2004, there were 21,169,736 shares of the registrant’s Common Stock ($.10 par value) outstanding.

Incorporation by Reference

Portions of the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held on May 12, 2004 are incorporated by reference herein in response to Items 10, 11, 12, 13 and 14 of Part III of Form 10-K.

PART I

ITEM 1. BUSINESS

General Description

     GAINSCO, INC. (“GNAC”) is a holding company that provides administrative and financial services for its wholly owned subsidiaries. The term “Company” as used in this document includes GNAC and its subsidiaries unless the context otherwise requires. GNAC was incorporated in Texas on October 11, 1978. It completed its initial public offering on November 14, 1986.

     The Company is a property and casualty insurance company concentrating its efforts on the nonstandard personal automobile market as it concurrently exits the commercial insurance business. The Company’s insurance operations for most of 2003 were conducted through two insurance companies: General Agents Insurance Company of America, Inc. (“General Agents”), an Oklahoma corporation and MGA Insurance Company, Inc. (“MGAI”), a Texas corporation. See “Recent Developments” for information regarding the Company’s actions to cease writing what had been its primary line of business, commercial insurance, diversify geographically its nonstandard personal automobile business and sell its management contract controlling GAINSCO County Mutual Insurance Company (“GCM”).

     During 2003 the Company was approved to write insurance in 41 states and the District of Columbia on a non-admitted basis and in 44 states and the District of Columbia on an admitted basis. The Company currently markets its nonstandard personal auto line of insurance on an admitted basis through approximately 1,000 non-affiliated retail agencies. Approximately 95% of the Company’s gross premiums written during 2003 resulted from risks located in Florida.

     The Company’s only line of insurance currently being written is nonstandard personal auto and it is written on classes of risks which are not generally insured by many of the standard companies. The strategy of the Company is to identify various classes of risks where it can price its coverages profitably and competitively. For a description of the product lines presently written by the Company, see “Recent Developments” and “Product Lines.” The Company sets its premiums by applying judgment after consideration of statistical analysis, the risks involved and the competition.

Recent Developments

Nonstandard Personal Auto Line

     The only line of insurance currently being written by the Company is nonstandard personal auto. This business is currently profitable and the Company believes that meaningful potential opportunities exist through a geographic diversification strategy. Previously the business has been written primarily in the state of Florida. However, in furtherance of the objective to diversify the business to targeted territories, the Company began writing nonstandard personal auto policies in Texas during the fourth quarter of 2003 and began its market introduction in Arizona in 2004. The Company expects any potential profits generated in Texas and Arizona in 2004 will not be material due to the start up nature of the two business initiatives. Approximately $600,000 of additional annualized wage and rent expenses are associated with these initiatives. See “Focus on Obligations to Preferred Stock — Board Focus” with respect to limitations on the Company’s ability to pursue opportunities to further expand its nonstandard personal auto business.

Discontinuance of Commercial Lines

     On February 7, 2002, the Company announced its decision to cease writing commercial insurance due to continued adverse claims development and unprofitable results. As a result, the Company had only 31 commercial policies remaining in force at December 31, 2003. The discontinuance of writing commercial lines has resulted in the Company ceasing to be approved to write insurance in several states however, this state action has not materially restricted geographic expansion of the Company’s personal auto lines thus far.

     The Company continues to settle and reduce its inventory of commercial lines claims. At year-end 2003, there were 525 claims associated with the Company’s overall runoff book outstanding, compared to 1,062 a year earlier. Due to the long tail and litigious nature of these claims, the Company anticipates it will take a substantial number of years to complete the adjustment and settlement process with regard to existing claims and the additional claims it expects to receive in the future from its past business writings. Most of the remaining claims are in suit and the Company’s future results may or may not be impacted either negatively or positively based on its ability to settle the remaining claims and anticipated new claims within its established reserve level. In the course of reducing its employee count, in the first quarter of 2003 the Company outsourced certain of its information technology operations related to the run-off of its commercial lines to an unaffiliated third party provider with which Richard A. Laabs, a former senior executive of the Company, and three other former employees of the Company are affiliated.

Sale of GAINSCO County Mutual Insurance Company

     On December 2, 2002, the Company completed the sale and transfer of the management contract controlling GCM to an affiliate of Liberty Mutual Insurance Company (“Liberty”), for a purchase price of up to $10 million, of which $1 million was paid at closing and the balance is payable in contingent payments through September 2009, but each payment is contingent on there being no material adverse change in the regulatory treatment of GCM specifically, or county mutuals generally, from legislative or regulatory administrative actions prior to the applicable payment date.

     In the session of the Texas Legislature ended June 2, 2003, changes were made in the statutes governing the regulatory treatment of county mutual insurance companies in Texas. These changes prejudice the rights of the Company to receive contingent payments from Liberty, depending upon how the statutory changes and the Company’s agreement with Liberty are interpreted. The Company contacted Liberty to discuss its obligation to make the contingent payments in light of the recent legislation. Liberty’s position is that they have no obligation to make any of the $9 million contingent payments under the agreement. The Company has fully reserved its receivable due from Liberty of $484,967 (representing the excess of the Company’s cost basis in GCM over the $1,000,000 received from Liberty at the closing of the sale transaction) as potentially uncollectible because of the statutory changes in 2003.

Transactions with Goff Moore Strategic Partners, L.P.

     1999 GMSP Transaction. On October 4, 1999, the Company sold to Goff Moore Strategic Partners, L.P. (“GMSP”), for an aggregate purchase price of $31,620,000, (i) 31,620 shares of Series A Preferred Stock (stated value of $1,000 per share), which are convertible into 6,200,000 shares of Common Stock at a conversion price of $5.10 per share (subject to adjustment for certain events), (ii) the Series A Warrant expiring October 4, 2004 to purchase an aggregate of 1,550,000 shares of Common Stock at an exercise price of $6.375 per share and (iii) the Series B Warrant expiring October 4, 2006 to purchase an aggregate of 1,550,000 shares of Common Stock at an exercise of $8.50 per share. At closing the Company and its insurance company subsidiaries entered into Investment Management Agreements with GMSP, pursuant to which GMSP manages their respective investment portfolios. Completion of these transactions (the “1999 GMSP Transaction”) concluded a strategic alternatives review process that the Company initiated in 1998. Proceeds from the 1999 GMSP Transaction were available for acquisitions, investments and other corporate purposes.

     2001 GMSP Transaction. On March 23, 2001, the Company consummated a transaction with GMSP (the “2001 GMSP Transaction”) pursuant to which, among other things, the Company issued shares of its newly created Series C Preferred Stock (stated value of $ 1,000 per share) to GMSP in exchange for an aggregate purchase price of $3 million in cash. The annual dividend rate on the Series C Preferred Stock is 10% until March 23, 2004 and 20% thereafter. Unpaid dividends are cumulative and compounded. The Series C Preferred Stock is redeemable at the Company’s option after March 23, 2006 and at the option of the majority holders after March 23, 2007 at a price of $1,000 per share plus accrued and unpaid dividends. The Series C Preferred Stock is not convertible into Common Stock.

     The agreement with GMSP in connection with the 2001 GMSP Transaction was conditioned upon the following changes in the securities currently held by GMSP. The exercise prices of the Series A Warrant and the Series B Warrant held by GMSP were reduced to $2.25 per share and $2.5875 per share, respectively. Each of these warrants provides for the purchase of 1,550,000 shares of Common Stock, subject to adjustment. The Series A Preferred Stock is convertible into 6,200,000 shares of Common Stock at a conversion price of $5.10 per share and, should the Company pay dividends on its Common Stock, the Series A Preferred Stock would be entitled to dividends as if converted into Common Stock. On March 23, 2001, the Series A Preferred Stock was called for redemption by the Company so that on January 1, 2006 the Company will be obligated to pay $1,000 per share for 31,620 shares ($31.6 million) to the holder to the extent that it can legally do so and, to the extent it cannot do so, the Company will be obligated to pay quarterly an amount equal to 8% interest per annum on any unpaid balance. See “Focus on Obligations to Preferred Stock”.

     The 2001 agreement with GMSP provided an opportunity to convert the Company’s illiquid investments with a cost of $4.2 million to cash as of November 2002, as follows: the Company could at its option require GMSP to purchase the illiquid investments for $2.1 million, less any future cash received prior to November 2002 from the investments. GMSP could at its option require the Company to sell the illiquid investments to GMSP for $4.2 million, less any future cash received prior to November 2002 from the investments. During the second quarter of 2001, the Company recognized a permanent impairment of these investments and wrote down the carrying value to the amount recoverable from GMSP under the put option. In February 2002, GMSP consented to the early exercise of the Company’s option, and the Company exercised its option to require GMSP purchase the illiquid investments for approximately $2.1 million.

     2002 Amendment to Investment Management Agreements. In August 2002, the Company’s Investment Management Agreements with GMSP were amended to reduce, effective as of October 1, 2002, the minimum aggregate monthly payment to GMSP from $75,000 to $63,195 (with respect to each calendar month from October 2002 through September 2003), $53,750 (with respect to each calendar month from October 2003 through September 2004), and $45,417 (with respect to each calendar month after September 2004). The amendment also extended the date upon which either party to each of the investment management agreements can terminate such agreements at its sole option from October 4, 2002 to September 30, 2005.

Transactions with Robert W. Stallings

     On March 23, 2001, the Company sold to Robert W. Stallings for $3 million in cash, 3,000 shares of its newly created Series B Preferred Stock and a warrant expiring March 23, 2006 to purchase an aggregate of 1,050,000 shares of Common Stock at $2.25 per share (the “Stallings Transaction”). The annual dividend provisions and the redemption provisions of the Series B Preferred Stock (stated value of $1,000 per share) are the same as those for the Series C Preferred Stock. The Series B Preferred Stock is convertible into Common Stock at $2.25 per share. Subject to adjustment for certain events, the Series B Preferred Stock is convertible into a maximum of 1,333,333 shares of Common Stock. Mr. Stallings also entered into a consulting agreement pursuant to which he provides consulting services (including strategic planning advice, analysis of the subsidiaries’ performance in various sectors of their respective business and recommendations for growth strategies and opportunities for new markets and products) to the Company’s insurance subsidiaries for a period of five years ending on March 22, 2006 for $300,000 per annum. Mr. Stallings was elected non-executive Vice Chairman of the Board and a director of the Company, and on September 6, 2001, he was elected non-executive Chairman of the Board.

Focus on Obligations to Preferred Stock

     Preferred Stock in Relation to Capital Base. At December 31, 2003, the capital base (total assets less total liabilities) of the Company was $45,535,405 and consisted of Shareholders’ Equity of $13,412,885 and three series of Redeemable Preferred Stock, which are classified under GAAP as mezzanine financing in the aggregate amount of $32,122,520. At December 31, 2003, $7,370,001 was included within Additional paid-in capital, and had yet to be charged to Shareholders’ Equity, related to the accretion of the discount on the redeemable Preferred Stock. Almost all of this unaccreted discount will be charged to Shareholders’ Equity by January 1, 2006, the redemption date of the Series A Preferred Stock. At December 31, 2003, the per common share Shareholders’ Equity was approximately $0.63, including unaccreted discount on Redeemable Preferred Stock of $0.34; less such unaccreted discount, the per common share Shareholders’ Equity was approximately $0.29. The aggregate redemption value of the Preferred Stock was $39,492,520 ($37,620,000 stated value plus accrued dividends of $1,872,520) at December 31, 2003.

     Obligation to Redeem Series A Preferred Stock on January 1, 2006. On March 23, 2001, the Series A Preferred Stock was called for redemption so that on January 1, 2006 the Company will be obligated to pay $31,620,000 to the holder of the Series A Preferred Stock, subject to the conditions described below. The Company’s obligation to redeem the Series A Preferred Stock generally is conditioned upon (i) the redemption not contravening any credit or financing arrangement in excess of $3,000,000 and approval by at least one director nominated by the Series A Preferred Stock (no such indebtedness is now outstanding); (ii) the holder of the Series A Preferred Stock not receiving a purchase offer to purchase shares of the Series A Preferred Stock prior to January 1, 2006 from a financially responsible unaffiliated third party for a price equal to or greater than the liquidation value of the Series A Preferred Stock; and (iii) the payment of the redemption price not contravening the provisions of Article 2.38 of the Texas Business Corporation Act (which generally prohibits the amount to be paid to the holder of the Series A Preferred Stock in respect of the redemption from exceeding the net assets of the Company or leaving the Company insolvent) or any other applicable federal and state laws. The Board of Directors is contractually obligated to use its best efforts to take such actions as will cause the redemption to not contravene Article 2.38 or other applicable law. To the extent that the Company is restricted from redeeming the Series A Preferred Stock because of the conditions described above, the Company will be obligated to pay quarterly an amount equal to 8% interest per annum on any unpaid balance.

     Obligation to Redeem Series B and Series C Preferred Stock on March 23, 2007. The Series B and Series C Preferred Stock become redeemable at the option of holders commencing March 23, 2007 for the aggregate liquidation amount of $6,000,000 plus accrued dividends, subject to conditions on the Company’s obligation to redeem the Series B and Series C Preferred Stock similar to those conditions on the Company’s obligation to redeem the Series A Preferred Stock.

     Dividends on Series B and Series C Preferred Stock. The Company declared dividends aggregating $2,111,267 in respect of the Series B and Series C Preferred Stock to be paid on April 1, 2004, which would bring dividends current to that point. From and after April 1, 2004, dividends accrue at the rate of 20% per annum, of which at least half (or at least $150,000 in the aggregate in respect of the Series B and Series C Preferred Stock) must be paid quarterly.

     Board Focus. The Board of Directors has been focusing on the Company’s obligations to the holders of the Preferred Stock, which are affiliates of three of the Company’s eight directors, recognizing that the Company does not have, or expect that its operations will generate, sufficient funds to redeem the Series A Preferred on January 1, 2006. Also, the Board of Directors has considered how the need for capital to satisfy those obligations may limit the Company’s ability to pursue opportunities to further expand the Company’s nonstandard personal auto business. The interests of the holders of the Preferred Stock in assuring that these obligations are met in a timely manner may differ from those of other shareholders. As a result, the Board of Directors formed a Special Committee of independent directors to address the alternatives for providing for these obligations. The Special Committee consists of director Joel C. Puckett, Chairman, and directors Harden H. Wiedemann and John H. Williams, with director Sam Rosen acting as an advisory member. The Special Committee first considered, with the assistance of an investment banking firm, proposals from holders of Preferred Stock for the recapitalization of the Company, including a proposal that would have involved an investment by two consultants and the President of the Company. No agreement was reached with the holders of the Preferred Stock, and all recapitalization proposals were withdrawn. The Board of Directors then expanded the mandate of the Special Committee to consider alternatives that might be available with unaffiliated third parties. The Special Committee intends to engage an investment banking firm to advise it as to any such alternatives that may be available to the Company. No prediction can be made at this time as to the outcome or length of this process.

     Through March 15, 2004, the Company had spent approximately $400,000, including financial advisory and legal fees, in respect of the Special Committee’s consideration of alternatives for dealing with its obligations to the holders of its Preferred Stock. These amounts will be expensed in the first quarter of 2004.

Net Operating Loss Carryforwards

     As a result of losses in prior years, as of December 31, 2003 the Company has net operating loss carryforwards for tax purposes aggregating $72,692,450. These net operating loss carryforwards of $1,639,333, $22,806,147, $33,950,174, $13,686,532 and $610,264, if not utilized, will expire in 2018,2020,2021,2022 and 2023, respectively. The tax benefit of the net operating loss carryforwards is $24,715,433 which is calculated by applying the Federal statutory income tax rate of 34% against the net operating loss carryforwards of $72,692,450.

     In certain circumstances, Section 382 of the Internal Revenue Code may apply to materially limit the amount of the Company’s taxable income that may be offset in a tax year by the Company’s net operating losses carried forward from prior years (the “§ 382 Limitation”). The annual § 382 Limitation generally is an amount equal to the value of the Company (immediately before an “ownership change”) multiplied by the long-term tax-exempt rate for the month in which the change occurs (e.g., 4.58% if the ownership change occurred in April 2003). This annual limitation would apply to all years to which the net operating losses can be carried forward.

     In general, the application of Section 382 is triggered by an increase of more than 50% in the ownership of all of the Company’s currently issued and outstanding stock (determined on the basis of value) by one or more “5% shareholders” during the applicable “testing period” (usually the three year period ending on the date on which a transaction is tested for an ownership change). The determination of whether an ownership change has occurred under Section 382 is made by aggregating the increases in percentage ownership for each 5% shareholder whose percentage ownership (by value) has increased during the testing period. For this purpose, all stock owned by persons who own less than 5% of the Company’s stock is generally treated as stock owned by a single 5% shareholder.

     In general, a 5% shareholder is any person who owns 5% or more of the stock (by value) of the Company at any time during the testing period. The determination of whether an ownership change has occurred is made by the Company as of each “testing date.” For this purpose, a testing date generally is triggered whenever there is an “owner shift” involving any change in the respective stock ownership of the Company and such change affects the percentage of stock owned (by value) by any person who is a 5% shareholder before or after such change. A testing date also may be triggered by the Company’s issuance of options in certain limited circumstances. Examples of owner shifts that may trigger testing dates include a purchase or disposition of Company stock by a 5% shareholder, an issuance, redemption or recapitalization of Company stock that affects the percentage of stock owned (by value) by a 5% shareholder, and certain corporate reorganizations that affect the percentage the percentage of stock owned (by value) by a 5% shareholder.

Accounting for Preferred Stock

     In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150). This statement does not have an impact on the current accounting by the Company as all of the Company’s series of Preferred Stock are not considered “mandatory redeemable financial instruments” based on SFAS 150’s definition, and therefore are not subject to the accounting treatment under paragraph 9 of SFAS 150. All three series of Preferred Stock are currently classified as temporary equity pursuant to SEC ASR 268 and EITF Topic No. D-98. Rule 5-02.28 of SEC Regulation S-X requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (1) at a fixed or determinable price on a fixed or determinable date; (2) at the option of the holder; or (3) upon the occurrence of an event that is not solely within the control of the issuer.

Product Lines

     The Company’s principal products previously served certain nonstandard markets within the commercial lines and personal lines. On February 7, 2002, the Company announced its decision to discontinue writing commercial lines insurance business due to continued adverse claims development and unprofitable results. The Company continues to serve the nonstandard personal auto market. The following table sets forth, for each product line, gross premiums written (before ceding any amounts to reinsurers), percentage of gross premiums written for the periods indicated and the number of policies in force at the end of each period.

	As of and for the years ended December 31
	2003		2002		2001
	(Dollar amounts in thousands)
Gross Premiums Written:
Commercial Lines	$1,805	5%	11,992	27%	68,499	58%
Personal Lines	32,789	95	32,231	73	48,684	42

	$34,594	100%	44,223	100%	117,183	100%

Policies in Force (End of Period)	21,937		26,074		64,797

Commercial Lines: The Company announced on February 7, 2002 its decision to discontinue writing commercial lines insurance business due to continued adverse claims development and unprofitable results. The commercial lines of insurance previously written by the Company included:

     Commercial Auto The commercial auto coverage underwritten by the Company included risks associated with local haulers of specialized freight, tradespersons’ vehicles and trucking companies.

     Garage The Company’s garage product line included garage liability, garage keepers’ legal liability and dealers’ open lot coverages. The Company targeted its coverage to used car dealers, recreational vehicle dealers, automobile repair shops and wrecker/towing risks.

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

Personal Lines: The personal lines of insurance currently written by the Company is in the nonstandard personal auto market only and is primarily written with liability limits generally not in excess of $40,000. The personal lines of insurance previously written by the Company also included:

     Umbrella The Company wrote personal umbrella risks which did not have access to the preferred markets.

     Property The Company wrote nonstandard dwelling fire risks.

Reinsurance

     The Company may purchase reinsurance in order to reduce its liability on individual risks and to protect against catastrophe claims. A reinsurance transaction takes place when an insurance company transfers, or “cedes,” to another insurer a portion or all of its exposure. The reinsurer assumes the exposure in return for a portion or the entire premium. The ceding of insurance does not legally discharge the insurer from its primary liability for the full amount of the policies, and the ceding company is required to pay the claim if the reinsurer fails to meet its obligations under the reinsurance agreement.

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

     Effective December 31, 2000, the Company entered into a quota share reinsurance agreement whereby the Company ceded 100% of its commercial auto liability unearned premiums and 50% of all other commercial business unearned premiums at December 31, 2000 to a non-affiliated reinsurer. For policies with an effective date of January 1, 2001 through December 31, 2001, the Company entered into a quota share reinsurance agreement whereby the Company ceded 20% of its commercial business to a non-affiliated reinsurer. Also effective December 31, 2000, the Company entered into a reserve reinsurance cover agreement with a non-affiliated reinsurer. This agreement reinsures the Company’s ultimate net aggregate liability in excess of $32,500,000 up to an aggregate limit of $89,650,000 for net commercial auto liability losses and loss adjustment expense incurred but unpaid as of December 31, 2000. The Company established a reinsurance balance receivable and a liability for funds held under reinsurance agreements for the reserves transferred at December 31, 2000. Also in connection with this agreement, the Company was required to maintain assets in a trust fund with a fair value at least equal to the funds held liability. The trust fund was established during the third quarter of 2001 and at December 31, 2001 the assets in the trust had a fair value of $49,553,698. Because the Company’s statutory policyholders’ surplus fell below certain levels specified in the agreement, the reinsurer had the option to direct the trustee to transfer the assets of the trust to the reinsurer. On March 29, 2002, the reinsurer exercised this option and the trust assets were transferred to the reinsurer. As a result, investments and funds held under reinsurance agreements were reduced by approximately $44,000,000. The Company recorded a realized gain of approximately $486,000 as a result of the transfer. The reinsurer continues to be responsible for reimbursing the Company for claim payments covered under this agreement.

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

Personal Lines

     The Company’s nonstandard personal auto business is produced by National Specialty Lines, Inc. (“NSL”) and, prior to August 1, 2001, Tri-State or written on a direct basis through MCIC. For business produced by NSL with an effective date of April 1, 2000 through December 31, 2000, the Company has excess of loss reinsurance for 100% of claims in excess of $25,000 up to the $100,000 policy limits and quota share reinsurance for 20% of the first $25,000 of claims resulting in a maximum net claim retention per risk of $20,000. For business produced by NSL with an effective date of January 1, 2001 through December 31, 2001, the Company has excess of loss reinsurance for 100% of claims in excess of $25,000 up to the $100,000 policy limits and quota share reinsurance for 50% of the first $25,000 of claims resulting in a maximum net claim retention per risk of $12,500. Effective December 31, 2001, the Company’s personal lines excess of loss and quota share reinsurance treaties expired and were not replaced, as satisfactory treaties could not be arranged. Under the terms of these treaties, the reinsurer remains liable for claims with regard to policies in force at the date of expiration. For 2002 the Company wrote nonstandard personal auto policies with limits up to $25,000. In 2003 and 2004 nonstandard personal auto policy limits do not exceed $40,000.

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

     For its nonstandard personal auto coverages for 1998 through 2001, the Company has excess casualty clash reinsurance for $5,000,000 in ultimate net losses on any one accident in excess of $1,000,000 in ultimate net losses arising out of the accident. In 2002, the Company has excess casualty clash reinsurance for 35% of $5,000,000 in ultimate net losses on any one accident in excess of $1,000,000 in ultimate net losses arising out of the accident.

Commercial and Personal Lines

     Certain reinsurance carried by the Company includes “extra-contractual obligations” coverage. This coverage protects the Company against claims arising out of certain legal liability theories not directly based on the terms and conditions of the Company’s policies of insurance. Extra-contractual obligation claims are covered 90% under the quota share, excess casualty and excess casualty clash reinsurance treaties up to their respective limits.

     Prior to 2001, the Company carried catastrophe property reinsurance to protect it against catastrophe occurrences for 95% of the property claims that exceed $500,000 but do not exceed $17,500,000 for a single catastrophe. In 2001, the Company carried catastrophe property reinsurance to protect it against catastrophe occurrences for 95% of the property claims that exceed $1,500,000 but do not exceed $13,000,000 for a single catastrophe as well as second event catastrophe property reinsurance for 100% of $1,000,000 excess of $500,000 on a second catastrophic event. In 2002, the Company carried catastrophe property reinsurance to protect it against catastrophe occurrences for property claims that exceed $500,000 but do not exceed $7,000,000. The Company did not have catastrophe reinsurance for business written in 2003 because of the exit from commercial lines and because the cost for coverage for the remaining personal lines was determined to be excessive in relation to the evaluation of risks to be retained. For 2004 the Company has catastrophe reinsurance on its nonstandard personal auto physical damage business for property claims of $1,500,000 in excess of $500,000 for a single catastrophe, as well as aggregate catastrophe property reinsurance for $1,500,000 in excess of $750,000 in the aggregate.

     The Company has signed contracts in force for its reinsurance agreements for all years through 2004.

Marketing and Distribution

     Certain coverages, such as auto liability, may only be written in some states by companies with the authority to write insurance on an admitted basis in such states. The Company currently is approved to write insurance on a non-admitted basis in 41 states and the District of Columbia and on an admitted basis in 44 states and the District of Columbia.

     The Company markets its nonstandard personal auto insurance through approximately 1,000 non-affiliated retail agencies that are compensated on a commission basis. The retail agents may represent several insurance companies, some of which may compete with the Company.

     The Company utilizes the retail agency market because they are in direct contact with the insurance buyers. The Company requires that its retail agents have a specified level of errors and omissions insurance coverage.

     The Company has developed underwriting manuals to be used by its retail agents. The retail agents are authorized to bind the Company to provide insurance if the risks and terms involved in the particular coverage are within the underwriting guidelines set forth in the Company’s underwriting manuals.

Unpaid Claims and Claim Adjustment Expenses

     Accidents generally result in insurance companies paying under the insurance policies written by them amounts to individuals or companies for the risks insured. Months and sometimes years may elapse between the occurrence of an accident, reporting of the accident to the insurer and payment of the claim. Insurers record a liability for estimates of claims that will be paid for accidents reported to them, which are referred to as “case reserves”. In addition, since accidents are not always reported promptly upon the occurrence and because the assessment of existing known claims may change over time with the development of new facts, circumstances and conditions, insurers estimate liabilities for such items which are referred to as “IBNR” reserves.

     The Company maintains such reserves for the payment of claims and claim adjustment expenses for both case and IBNR under policies written by its subsidiaries. These claims reserves are estimates, at a given point in time, of amounts that the Company expects to pay on incurred claims based on facts and circumstances then known. The amount of case claim reserves is primarily based upon a case-by-case evaluation of the type of claim involved, the circumstances surrounding the claim, and the policy provisions relating to the type of claim. The amount of IBNR claims reserves is determined on the basis of historical information and anticipated future conditions by lines of insurance and actuarial review. Reserves for claim adjustment expenses are intended to cover the ultimate costs of settling claims, including investigation and defense of lawsuits resulting from such claims. Inflation is implicitly reflected in the reserving process through analysis of cost trends and review of historical reserve results.

     The process of establishing claims reserves is an imprecise science and reflects significant judgmental factors. In many liability cases, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured claim and the settlement of the claim. The actual emergence of claims and claim adjustment expenses may vary, perhaps materially, from the Company’s estimate thereof, because (a) estimates of claims and claim adjustment expense liabilities are subject to large potential errors of estimation as the ultimate disposition of claims incurred prior to the financial statement date, whether reported or not, is subject to the outcome of events that have not yet occurred (e.g., jury decisions, court interpretations, legislative changes (even after coverage is written and reserves are initially set) that broaden liability and policy definitions and increase the severity of claims obligations, subsequent damage to property, changes in the medical condition of claimants, public attitudes and social/economic conditions such as inflation), (b) estimates of losses do not make provision for extraordinary future emergence of new classes of losses or types of losses not sufficiently represented in the Company’s historical data base or which are not yet quantifiable, and (c) estimates of future costs are subject to the inherent limitation on the ability to predict the aggregate course of future events.

     Ultimate liability may be greater or lower than current reserves. Reserves are monitored by the Company using new information on reported claims and a variety of statistical techniques. The Company does not discount to present value that portion of its claim reserves expected to be paid in future periods. Beginning in the third quarter of 2002 and for each quarter thereafter, the Company set reserves equal to the selected reserve estimate as established by an independent actuarial firm. Formerly reserves were set based upon actuarial analysis by an actuary who was an employee of the Company and these reserves were reviewed annually by an independent actuarial firm.

     The following table sets forth the changes in unpaid claims and claim adjustment expenses, net of reinsurance cessions, as shown in the Company’s consolidated financial statements for the periods indicated:

	As of and for the years ended December 31
	2003	2002	2001
	(Amounts in thousands)
Unpaid claims and claim adjustment expenses, beginning of period	$143,271	181,059	164,160
Less: Ceded unpaid claims and claim adjustment expenses, beginning of period	46,802	65,571	37,703

Net unpaid claims and claim adjustment expenses, beginning of period	96,469	115,488	126,457

Net claims and claim adjustment expense incurred related to:
Current period	22,965	50,518	56,920
Prior periods	2,551	5,896	30,506

Total net claim and claim adjustment expenses incurred	25,516	56,414	87,426

Net claims and claim adjustment expenses paid related to:
Current period	13,381	23,203	26,776
Prior periods	32,035	52,230	71,619

Total net claim and claim adjustment expenses paid	45,416	75,433	98,395

Net unpaid claims and claim adjustment expenses, end of period	76,569	96,469	115,488
Plus: Ceded unpaid claims and claim adjustment expenses, end of period	44,064	46,802	65,571

Unpaid claims and claim adjustment expenses, end of period	$120,633	143,271	181,059

     The decrease in the unpaid claims and claim adjustment expenses during 2003 is primarily attributable to the exiting of commercial lines and the ongoing settlement of the remaining commercial lines claims. The commercial general liability lines recorded unfavorable development of $7.6 million primarily in the 2000 and 2001 accident years, which was offset to some extent with favorable development recorded for the commercial auto and nonstandard personal auto lines of $5.4 million primarily in the 1999 and 2002 accident years. For 2002 the development in claims and claim adjustment expenses incurred was primarily the result of unanticipated development of commercial auto claims primarily for the 2001 and 2000 accident years and commercial general liability claims for the 2001, 2000, 1999, 1997 and 1993 accident years. For 2001 the development in claims and claim adjustment expenses incurred was primarily the result of unanticipated development of commercial auto and commercial general liability claims primarily for the 2000, 1999 and 1998 accident years. At December 31, 2003 the Company believes that the unpaid claims and claim adjustment expenses and the reinsurance agreements currently in force are sufficient to support the future emergence of prior year claim and claim adjustment expenses.

     The following table sets forth, as of December 31, 2003, 2002 and 2001, differences between the amount of net unpaid claims and claim adjustment expenses reported in the Company’s statements, prepared in accordance with statutory accounting principles (“SAP”), and filed with the various state insurance departments, and those reported in the consolidated financial statements prepared in accordance with accounting principles generally accepted for financial reporting in the United States of America (“GAAP”):

	As of December 31
	2003	2002	2001
	(Amounts in thousands)
Net unpaid claims and claim adjustment expenses reported on a SAP basis	$76,569	96,469	112,488
Adjustments:
Reserves recorded subsequent to issuance of SAP financial statements	—	—	3,000

Net unpaid claims and claim adjustment expenses reported on a GAAP basis and on an adjusted SAP basis	$76,569	96,469	115,488

     The following table represents the development of GAAP balance sheet reserves for the years ended December 31, 1993 through 2003. The top line of the table shows the reserves for unpaid claims and claim adjustment expenses for the current and all prior years as recorded at the balance sheet date for each of the indicated years. The reserves represent the estimated amount of claims and claim adjustment expenses for claims arising in the current and all prior years that are unpaid at the balance sheet date, including claims that have been incurred but not yet reported to the Company.

     The second portion of the following table shows the net cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year. The third portion of the table shows the reestimated amount of the previously recorded net unpaid claims and claim adjustment expenses based on experience as of the end of each succeeding year, including net cumulative payments made since the end of the respective year. For example, the 1995 liability for net claims and claim adjustment expenses reestimated eight years later (as of December 31, 2003) was $94,609,000 of which $92,060,000 has been paid, leaving a net reserve of $2,549,000 for claims and claim adjustment expenses in 1995 and prior years remaining unpaid as of December 31, 2003.

     “Net cumulative deficiency” represents the change in the estimate from the original balance sheet date to the date of the current estimate. For example, the 1995 net unpaid claims and claim adjustment expenses indicate a $24,248,000 net deficiency from December 31, 1995 to December 31, 2003 (eight years later). Conditions and trends that have affected development of liability in the past may or may not necessarily occur in the future. Accordingly, it may or may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

	As of and for the years ended December 31
	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003
	(Amounts in thousands)
Unpaid claims & claim Adjustment expenses:
Gross	72,656	80,729	95,011	105,691	113,227	136,798	132,814	164,160	181,059	143,271	120,633
Ceded	16,701	19,972	24,650	26,713	29,524	35,030	37,299	37,703	65,571	46,802	44,064

Net	55,955	60,757	70,361	78,978	83,703	101,768	95,515	126,457	115,488	96,469	76,569
Net cumulative paid as of:
One year later	24,090	24,730	32,584	39,554	48,595	49,951	54,683	71,619	52,230	32,035
Two years later	39,182	41,874	56,605	70,185	82,950	80,158	90,403	109,820	74,238
Three years later	48,688	55,338	73,349	90,417	103,025	99,446	108,757	126,603
Four years later	54,428	62,389	82,667	101,273	114,196	107,654	115,937
Five years later	57,628	66,573	87,432	107,584	118,515	111,395
Six years later	59,191	68,438	90,114	110,301	120,193
Seven years later	59,733	68,673	91,740	110,948
Eight years later	59,744	69,180	92,060
Nine years later	59,897	69,424
Ten years later	59,981
Net unpaid claims and claim adjustment expenses reestimated as of:
One year later	59,573	61,157	75,703	87,095	110,421	102,141	114,876	156,963	121,383	99,020
Two years later	59,922	62,296	80,356	104,588	111,981	111,861	130,952	161,922	126,964
Three years later	59,247	63,871	88,867	105,386	121,024	119,524	133,738	165,706
Four years later	58,414	67,442	89,030	111,314	125,418	120,795	134,604
Five years later	59,735	67,607	91,641	114,483	126,161	122,879
Six years later	59,695	68,660	94,177	114,796	128,487
Seven years later	60,008	69,030	94,620	116,507
Eight years later	60,265	69,425	94,609
Nine years later	60,347	69,693
Ten years later	60,637
Net cumulative deficiency	(4,682)	(8,936)	(24,248)	(37,528)	(44,784)	(21,111)	(39,089)	(39,250)	(11,477)	(2,551)

     For the year ended December 31, 2003 the net cumulative deficiency reported was $2.6 million. The Commercial General Liability lines recorded unfavorable development in the 2000 and 2001 accident years, which was offset to some extent with favorable development recorded for the Commercial Auto Liability and Nonstandard Personal Auto lines in the 1999 and 2002 accident years. In the aggregate, claims closed in 2003 were settled for amounts well below applicable internal pessimistic estimates, but this favorable development was more than offset by unfavorable development on unresolved claims.

     The Company and the independent actuary complete a full actuarial analysis of unpaid claims and claim adjustment expenses on a quarterly basis for each of its coverage lines. Based upon this actuarial analysis and the new information that became available during the quarter, unpaid claims and claim adjustment expenses are reset each quarter. The deficiencies noted above were recognized throughout the year 2003 consistent with this quarterly analysis.

     Net unpaid claims and claim adjustment expenses at December 31, 2003 were approximately $76.6 million, which the Company believes is adequate; they are set equal to the selected estimate determined by an independent actuarial firm. Of this amount, 95% is related to the Company’s three primary reserve coverage areas: Commercial General Liability ($33.3 million); Commercial Auto Liability ($27.9 million); and Nonstandard Personal Auto ($11.7 million). The remaining $3.7 million (5%) relates to eight smaller professional and miscellaneous commercial areas.

     The Company’s provision for unpaid claims and claim adjustment expenses was selected by an independent actuarial firm based on that firm’s actuarial analysis of the Company’s claims and claims adjustment expense experience. The independent actuary has opined that the unpaid claims and claims adjustment expenses selected: a) meet the requirements of the applicable state insurance laws; b) are consistent with amounts computed in accordance with the Casualty Actuarial Society Statement of Principles Regarding Property and Casualty Loss and Loss Adjustment Expense Reserves and relevant standards of practice promulgated by the Actuarial Standards Board; and c) make a reasonable provision for all unpaid claims and claims adjustment expense obligations of the Company under the terms of its contracts and agreements.

     The independent actuary has commented that in evaluating whether the selected reserves make a reasonable provision for unpaid claims and claims adjustment expenses, it is necessary to estimate future claims and claims adjustment expense payments and that actual future losses and loss adjustment expenses will not develop exactly as estimated and may, in fact, vary significantly from the estimates. With respect to the three primary insurance areas identified above, the independent actuary’s multiple actuarial test methods produced data points that are both higher and lower than selected amounts. The selection exceeds the average of these actuarial tests for the three principal reserve coverage areas as follows: Commercial General Liability, (+$2.7 million); Commercial Auto Liability (+$4.2 million); and Nonstandard Personal Automobile (+$1.0 million). The Commercial Automobile Liability amount is before the application of the Company’s Reserve Reinsurance Cover Agreement. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Subsidiaries, Principally Insurance Operations.” The independent actuary opined that there are still significant risks and uncertainties that could potentially result in material adverse deviation of the unpaid claims and claim adjustment expenses, and considered approximately $6 million net (15% of statutory surplus) to be material for this purpose.

     The independent actuary identified that significant risk factors in its evaluation included the adverse development in the Company’s unpaid claims and claims adjustment expense in recent years (see preceding table) and the Company’s decision in 2002 to discontinue writing commercial lines. See “Recent Developments – Discontinuance of Commercial Lines.” The independent actuary further indicated that its selected projections made no provision for extraordinary future emergence of new classes of claims or types of claims not sufficiently represented in the Company’s historical base or which are not yet quantifiable. The independent actuary also noted that other risk factors not cited in its report could be identified in the future as having been a significant influence on the Company’s unpaid claims and claim adjustment expenses.

     Management has reviewed and discussed the results of the actuarial analysis with the independent actuary, and believes the unpaid claims and claim adjustment expenses estimate selected by the independent actuary to be the best estimate for the Company at this time. With reference to its discontinued lines in particular, the Company believes the results of the independent actuary’s selections for the Commercial General Liability and Commercial Auto Liability areas are consistent with a separate internal case-by-case pessimistic analysis of remaining indemnity claims which, through comparison with the independent actuary’s selection, allows for approximately $11 million (before application of reinsurance except excess casualty reinsurance) in new claims still expected to be received, potential commutation exposures and additional unforeseen adverse development, all subject to the risks identified by the independent actuary. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Subsidiaries, Principally Insurance Operations.”

Insurance Ratios

Claims, Expense and Combined Ratios:

     Claims and expense ratios are traditionally used to interpret the underwriting experience of property and casualty insurance companies. Claims and claim adjustment expenses are stated as a percentage of net premiums earned (claims ratio). Commissions, change in deferred acquisition costs, underwriting expenses and operating expenses (for the insurance subsidiaries only) are stated as a percentage of net premiums earned (expense ratio). Underwriting profit is achieved when the combined ratio is less than 100%.

     The following table presents the insurance subsidiaries’ claims, expense and combined ratios on a GAAP basis:

	Years ended December 31
	2003	2002	2001
Claims Ratio	74.2%	93.6%	127.2%
Expense Ratio	30.9	32.3	45.8

Combined Ratio	105.1%	125.9%	173.0%

     The holding company provides administrative and financial services for its wholly owned subsidiaries. The allocation of the holding company’s expenses solely to its insurance companies would have an impact on their results of operations and would also affect the ratios presented.

     The decrease in the claim ratio for 2003 is primarily the result of significantly less unfavorable development from commercial lines than in 2002. The decrease in 2003 for the expense ratio is primarily related to the continued runoff of commercial lines. The decrease in the claims ratio for 2002 is primarily the result of significantly less unfavorable development from commercial lines than in 2001. The decrease in 2002 for the expense ratio is primarily related to the exiting of commercial lines and the associated expense reductions implemented in 2001, which fully impacted 2002.

Net Leverage Ratios:

     The following table shows, for the periods indicated, the SAP net leverage ratios for the insurance subsidiaries and their industry peer group – professional nonstandard personal auto writers.

	As of the years ended December 31
	2003	2002	2001
Insurance subsidiaries	3.0:1 (1)	3.2:1	4.5:1
Industry Peer Group – Professional Nonstandard	Not available
Personal Auto Writers(2)	at time of print	3.3:1	3.3:1

(1)	After dividend of $4.2 million from SAP surplus to GNAC in March 2004.

(2)	A.M. Best’s “Aggregates and Averages – 2003”

     Net leveraged ratios represents the sum of the SAP net premiums to SAP surplus leverage ratio and the SAP net liability to SAP surplus leverage ratio. Added together, the net leverage ratio measures the combination of a company’s exposure to underwriting/pricing error on its current book of business (net premium leverage) and including unpaid claim and claim adjustment expense and unearned premium.

Net Premiums Written Leverage Ratios:

     The following table shows, for the periods indicated, the SAP net premiums written leverage ratios for the insurance subsidiaries and their industry peer group — professional nonstandard personal auto writers.

	As of the years ended December 31
	2003	2002	2001
Insurance subsidiaries	0.9:1 (1)	1.0:1	1.4:1
Industry Peer Group — Professional Nonstandard	Not available
Personal Auto Writers (2)	at time of print	1.4:1	1.4:1

(1) After dividend of $4.2 million from SAP surplus to GNAC in March 2004. (2) A.M. Best’s “Aggregates and Averages — 2003”

     The net premiums written leverage ratio represents the ratio of SAP net retained writings in relation to SAP surplus. This ratio measures a company’s exposure to pricing errors on its current book of business.

Investment Portfolio Historical Results and Composition

     The following table sets forth, for the periods indicated, the Company’s investment results before income tax effects:

	As of and for the years ending December 31
	2003	2002	2001
	(Dollar amounts in thousands)
Average investments (1)	$109,529	143,294	207,765
Investment income	$3,128	4,315	8,091
Return on average investments (2)	2.9%	3.0%	3.9%
Taxable equivalent return on average investments	2.8%	3.9%	4.3%
Net realized gains (losses)	$2,050	2,049	4,275
Net unrealized gains (losses) (3)	$2,962	3,637	5,425

(1)	Average investments is the average of beginning and ending investments at amortized cost, computed on an annual basis.
(2)	Includes taxable and tax-exempt securities.
(3)	Includes net unrealized gains (losses) for total investments.

     The following table sets forth the composition of the investment portfolio of the Company.

	As of December 31
	2003		2002		2001
		(Amounts in thousands)
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Type of Investment:
Fixed Maturities:
Bonds available for sale:
U.S. Government and government backed securities	$11,800	12,007	24,217	24,947	16,730	17,167
Tax-exempt state and municipal bonds	—	—	465	480	8,912	9,139
Corporate bonds	25,841	28,596	34,338	37,231	101,727	106,488
Certificates of deposit	981	981	645	645	645	645
Other investments	—	—	—	—	2,110	2,112

	38,622	41,584	59,665	63,303	130,124	135,551
Short-term investments	69,100	69,100	51,671	51,671	45,127	45,127

Total investments	$107,722	110,684	111,336	114,974	175,251	180,678

     At December 31, 2003 the Standard & Poor’s ratings on the Company’s bonds available for sale were in the following categories: 30% AAA, 7% AA, 24% A, 14% BBB, 20% B and 5% CCC. The Company does not have any securities for which a fair value cannot be obtained by reference to public markets.

     The maturity distribution of the Company’s investments in fixed maturities is as follows:

	As of December 31
	2003		2002		2001
	(Dollar amounts in thousands)
	Amortized		Amortized		Amortized
	Cost	Percent	Cost	Percent	Cost	Percent
Within 1 year	$7,894	20.4%	$20,392	34.1%	$15,463	12.1%
Beyond 1 year but within 5 years	20,265	52.5	25,783	43.2	68,984	53.9
Beyond 5 years but within 10 years	10,463	27.1	9,943	16.7	42,135	32.9
Beyond 10 years but within 20 years	—	—	3,547	6.0	1,432	1.1
Beyond 20 years	—	—	—	—	—	—

	$38,622	100.0%	$59,665	100.0%	$128,014	100.0%

Average duration	3.0 yrs		2.6 yrs		3.3 yrs

     As of December 31, 2003, the Company did not have any non-performing fixed maturity securities. In 2001 the Company recognized an other than temporary impairment on a non-rated security by recording a charge to earnings of $489,554, net of deferred income taxes of $252,195. In March 2002, the Company reduced the carrying value of this non-rated security to $0 resulting in a write down of approximately $2,010,000 as a result of a significant increase in the default rate in January and February of 2002 in the underlying collateral, which has disrupted the cash flow stream sufficiently to virtually eliminate future cash flows (see Note 1(c) of Notes to Consolidated Financial Statements).

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

     The investment policies of the insurance subsidiaries, which are also subject to the respective insurance company legal investment laws of the states in which they are organized, are to maximize after-tax yield while maintaining safety of capital together with adequate liquidity for insurance operations. See Item 7A “Quantitative and Qualitative Disclosures About Market Risk.” The insurance company portfolios may also be invested in equity securities within limits prescribed by applicable legal investment laws.

Rating

     Best’s has assigned the Company a pooled rating of “B-” (Fair), with a stable outlook. Best’s ratings represent an opinion based upon a comprehensive and qualitative evaluation of the company’s balance sheet strength, operating performance and business profile.

Government Regulation

     The Company’s insurance companies are subject to varied governmental regulation in the states in which they conduct business. Such regulation is vested in state agencies having broad administrative power dealing with all aspects of the Company’s business and is concerned primarily with the protection of policyholders rather than shareholders. The Company’s statutory capital exceeds the benchmark capital level under the Risk Based Capital formula for its insurance companies that are subject to Risk Based Capital requirements.

     The Company is also subject to statutes governing insurance holding company systems in the states of Oklahoma and Texas. These statutes require the Company to file periodic information with the state regulatory authorities, including information concerning its capital structure, ownership, financial condition and general business operation. These statutes also limit certain transactions between the Company and its insurance companies, including the amount of dividends that may be declared and paid by the insurance companies (see Note 7 of Notes to Consolidated Financial Statements). Additionally, the Oklahoma and Texas statutes restrict the ability of any one person to acquire 10% or more of the Company’s voting securities without prior regulatory approval.

Competition

     The property and casualty insurance industry is highly competitive. However, few barriers exist to prevent property and casualty insurance companies from entering into the Company’s segment of the industry. To the extent this occurs, the Company can be at a competitive disadvantage because many of these companies have substantially greater financial and operational resources.

Employees

     As of December 31, 2003, the Company employed 123 persons, of whom 11 were officers, 110 were staff and administrative personnel, and 2 were part-time employees. The Company is not a party to any collective bargaining agreement.

ITEM 2. PROPERTIES

     The Company has no material real estate properties.

ITEM 3. LEGAL PROCEEDINGS

     Securities litigation has been filed in United States District Court, Southern District of Florida against the Company and two of its officers (one of whom is also a director). The plaintiffs seek class certification for the litigation and principally allege violations of securities laws in respect of the Company’s previously acquired and divested of Tri-State, Ltd. subsidiary. The plaintiffs have not specified the amount of damages they seek. The Company believes the allegations are without merit and intends to vigorously defend the proceedings.

     In the normal course of its operations, the Company has been named as defendant in various legal actions seeking payments for claims denied by the Company and other monetary damages. In the opinion of the Company’s management the ultimate liability, if any, resulting from the disposition of these claims will not have a material adverse effect on the Company’s consolidated financial position or results of operations. The Company’s management believes that unpaid claims and claim adjustment expenses are adequate to cover liabilities from claims that arise in the normal course of its insurance business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     The Company’s Common Stock is listed on the OTC Bulletin Board (Symbol: GNAC). The following table sets forth for the fiscal periods indicated the high and low closing sales prices per share of the Common Stock as reported by the NYSE for the period first quarter 2001 to April 14, 2002 and reported by the OTC Bulletin Board for the period April 15, 2002 through the March 18, 2004. The prices reported reflect actual sales transactions.

	High	Low
2001 First Quarter	4.0625	1.40
2001 Second Quarter	1.90	1.10
2001 Third Quarter	1.55	1.10
2001 Fourth Quarter	1.76	1.30
2002 First Quarter	1.93	0.25
2002 Second Quarter	0.35	0.05
2002 Third Quarter	0.06	0.02
2002 Fourth Quarter	0.14	0.02
2003 First Quarter	0.29	0.08
2003 Second Quarter	0.35	0.14
2003 Third Quarter	0.32	0.22
2003 Fourth Quarter	0.31	0.18
2004 First Quarter (through March 18, 2004)	0.85	0.21

     In February 2001, the Company discontinued quarterly dividends on the Common Stock.

     As of February 29, 2004, there were 236 shareholders of record of the Company’s Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

     The selected consolidated financial data presented in the following tables for, and as of the end of each of the years ended December 31, have been derived from the consolidated financial statements of the Company which have been audited by KPMG LLP, independent certified public accountants. The consolidated balance sheets as of December 31, 2003 and 2002, and the consolidated statements of operations, shareholders’ equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2003, and the independent auditors report thereon are included elsewhere in this document. The information presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” consolidated financial statements and the notes thereto, and the other financial information included herein.

	Years ended December 31
	2003	2002	2001	2000	1999
	(Dollar amounts in thousands, except per share data)
Income Data:
Gross premiums written (1)	$34,594	44,223	117,183	168,286	133,898
Ceded premiums written	12	1,629	48,888	49,463	2,761

Net premiums written	34,582	42,594	68,295	118,823	131,137
Decrease (increase) in unearned premiums	(193)	17,673	432	32,633	(17,857)

Net premiums earned	34,389	60,267	68,727	151,456	113,280
Net investment income	3,128	4,315	8,091	14,093	9,722
Net realized gains (losses)	2,050	2,049	4,275	(1,907)	606
Other income	4,762	6,847	3,468	4,054	3,907

Total revenues	44,329	73,478	84,561	167,696	127,515

Claims and claim adjustment expenses	25,516	56,414	87,426	143,439	76,349
Policy acquisition costs	4,500	9,001	12,453	31,605	22,704
Underwriting and operating expense	10,937	14,740	25,317	23,601	20,121
Goodwill impairment	—	2,860	18,447	—	—

Total expenses	40,953	83,015	143,643	198,645	119,174

Income (loss) before taxes and cumulative effect of change in accounting principle	3,376	(9,537)	(59,082)	(30,949)	8,341
Income tax (benefit) expense	—	(776)	16,035	(11,398)	1,214

Income (loss) before cumulative effect of change in accounting principle	3,376	(8,761)	(75,117)	(19,551)	7,127
Cumulative effect of change in accounting principle, net of tax	—	—	(490)	—	—

Net income (loss) (2)	$3,376	(8,761)	(75,607)	(19,551)	7,127

Net (loss) income available to common shareholders	(389)	(12,089)	(77,936)	(20,332)	7,019

(Loss) earnings per common share, basic:
(Loss) earnings before cumulative effect of change in accounting principle	$(.02)	(.57)	(3.66)	(.97)	.34
Cumulative effect of change in accounting principle	—	—	(.02)	—	—

Net (loss) earnings per common share, basic	$(.02)	(.57)	(3.68)	(.97)	.34

(Loss) earnings per common share, diluted:
(Loss) earnings before cumulative effect of change in accounting principle	$(.02)	(.57)	(3.66)	(.97)	.32
Cumulative effect of change in accounting principle	—	—	(.02)	—	—

Net (loss) earnings per common share, diluted	$(.02)	(.57)	(3.68)	(.97)	.32

GAAP insurance ratios:
Claims ratio	74.2%	93.6%	127.2%	94.7%	67.4%
Expense ratio	30.9	32.3	45.8	31.4	31.9

Combined ratio	105.1%	125.9%	173.0%	126.1%	99.3%

	As of December 31
	2003	2002	2001	2000	1999
	(Dollar amounts in thousands, except per share data)
Balance Sheet Data:
Investments	$110,684	114,974	180,678	246,185	245,180
Premiums receivable	$4,426	3,684	21,242	25,471	25,432
Reinsurance balances receivable	$16,061	31,623	62,303	54,495	3,254
Ceded unpaid claims and claim adjustment expense	$44,064	46,802	65,571	37,703	37,299
Ceded unearned premiums	$1	179	21,822	45,995	23,149
Deferred policy acquisition costs	$1,291	1,674	3,188	2,302	14,928
Goodwill	$609	609	3,469	22,797	18,351
Total assets	$185,701	214,389	379,218	475,043	395,648
Unpaid claims and claim adjustment expenses	$120,633	143,271	181,059	164,160	132,814
Unearned premiums	$8,596	8,580	47,974	72,578	82,220
Note payable	$—	3,700	10,800	16,000	18,000
Funds held under reinsurance agreements	$—	—	47,784	47,850	—
Total liabilities	$140,165	171,784	326,671	351,938	257,949
Redeemable Preferred Stock	$32,123	28,358	25,030	—	—
Shareholders’ equity	$13,413	14,247	27,516	123,104	137,699
Shareholders’ equity per share	$.63	.67	1.30	4.50	5.08
Shareholders’ equity assuming redemption of Preferred Stock (4)	$6,043	3,853	14,465	91,484	106,079
Shareholders’ equity per share, assuming redemption of Preferred Stock (4)	$.29	.18	.68	4.32	5.07

(1)	Excludes premiums of $35,000 in 2003, $1,727,000 in 2002, $16,627,000 in 2001, $26,973,000 in 2000 and $58,137,000 in 1999 from the Company’s fronting arrangements, the commercial automobile plans of Arkansas, California, Louisiana, Mississippi, and Pennsylvania under which the Company was a servicing carrier and the reinsurance arrangement in Florida whereby MGAI premiums are ceded to a non-affiliated reinsurer and assumed by General Agents.

(2)	Includes after tax net realized gains (losses) from securities transactions of $1,353,000, $1,352,000, $2,822,000, $(1,258,000) and $400,000 for 2003, 2002, 2001, 2000 and 1999, respectively.

(3)	Based on 21,169,736 shares of Common Stock outstanding at the end of 2003, 2002, 2001 and 2000 and 20,919,833 shares at the end of 1999. This assumes redemption would occur on all series of Preferred Stock. Future changes in Shareholders’ equity will impact these numbers. See Note 7 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Operations

Overview

     In 2003 the Company recorded net income of $3,375,772 as it experienced profitable operating results from its nonstandard personal auto business in Florida, compared with a 2002 net loss of $8,761,087 attributable primarily to unfavorable claims experience and goodwill impairment. Management continued in 2003 to implement actions intended to enhance the profit potential of the Company’s only active insurance line, nonstandard personal auto. Significant improvement in the combined ratio for this business is the primary reason for its level of profitability. This business is currently profitable and the Company believes that meaningful potential opportunities exist through a geographic diversification strategy. Previously the business has been written primarily in the state of Florida. However, in furtherance of the objective to diversify the business to targeted territories, the Company began writing nonstandard personal auto policies in Texas during the fourth quarter of 2003 and has begun its market introduction in Arizona in 2004. The Company’s focus on its obligations to the holders of its Preferred Stock, however, is limiting the Company’s ability to pursue opportunities to further expand its personal auto business. See “Liquidity and Capital Resources – Focus on Obligations to Preferred Stock.”

     The source of revenues for the Company are premiums written on nonstandard personal auto risks, net investment income from the investment portfolio of the Company, net realized gains from the sale of investments, fee income from insurance agency operations and gains from a reinsurance transaction entered into in 2001.

     In 2003, the Company continued its exit from commercial lines. The loss of $75,607,047 recorded in 2001 was primarily a result of unfavorable claims experience, goodwill impairment and a valuation allowance for deferred Federal income taxes. The Company recorded GAAP combined ratios of 105.1% in 2003, 125.9% in 2002 and 173.0% in 2001.

Discontinuance of Commercial Lines

     On February 7, 2002, the Company announced its decision to cease writing commercial insurance, due to continued adverse claims development and unprofitable results. As a result, the Company had only 31 commercial policies remaining in force at December 31, 2003. The discontinuance of writing commercial lines has resulted in the Company ceasing to be approved to write insurance in several states, however, this state action has not materially restricted the geographic expansion of the Company’s personal auto lines thus far.

     The Company continues to settle and reduce its inventory of commercial lines claims. At year-end 2003, there were 525 claims associated with the Company’s overall runoff book outstanding, compared to 1,062 a year earlier. Due to the long tail and litigious nature of these claims, the Company anticipates it will take substantial number of years to complete the adjustment and settlement process with regard to existing claims and the additional claims it expects to receive in the future from its past business writings. Most of the remaining claims are in suit and the Company’s future results may or may not be impacted either negatively or positively based on its ability to settle the remaining claims and anticipated new claims within its established reserve level. In the course of reducing its employee count, in the first quarter of 2003 the Company outsourced certain of its information technology operations related to the run-off of its commercial lines to an unaffiliated third party provider with which Richard A. Laabs, a former senior executive of the Company, and three other former employees of the Company are affiliated.

Sale of GAINSCO County Mutual

     On December 2, 2002, the Company completed the sale and transfer of the management contract controlling GAINSCO County Mutual Insurance Company (“GCM”) to an affiliate of Liberty Mutual Insurance Company (“Liberty”), for a purchase price of up to $10 million, of which $1 million was paid at closing and the balance is payable in contingent payments through September 2009, but each payment is contingent on there being no material adverse change in the regulatory treatment of GCM specifically, or county mutuals generally, from legislative or regulatory administrative actions prior to the applicable payment date.

     In the session of the Texas Legislature ended June 2, 2003, changes were made in the statutes governing the regulatory treatment of county mutual insurance companies in Texas. These changes prejudice the rights of the Company to receive contingent payments from Liberty, depending upon how the statutory changes and the Company’s agreement with Liberty are interpreted. The Company contacted Liberty to discuss its obligation to make the contingent payments in light of the recent legislation. Liberty’s position is that they have no obligation to make any of the $9 million contingent payments under the agreement. The Company has fully reserved its receivable due from Liberty of $484,967 (representing the excess of the Company’s cost basis in GCM over the $1,000,000 received from Liberty at the closing of the sale transaction) as potentially uncollectible because of the recent statutory changes in 2003.

Results of Operations

     The discussion below primarily relates to the Company’s insurance operations, although the selected consolidated financial data appearing elsewhere is on a consolidated basis. The expense item “Underwriting and operating expenses” includes the operating expenses of GNAC.

     Gross premiums written in 2003 were 22% below 2002 and in 2002 they were 62% below 2001. The Company’s decision in the first quarter of 2002 to discontinue writing commercial lines is primarily the reason for the decrease in 2003 and 2002. In the first quarter of 2002 nonstandard personal auto, which is included in Personal Lines, became the only line of insurance marketed by the Company. The following table compares the major product lines between the years for gross premiums written:

	Years ended December 31
	2003		2002		2001
	(Dollar amounts in thousands)
Gross Premiums Written:
Commercial Lines	$1,805	5%	$11,992	27%	$68,499	58%
Personal Lines	32,789	95	32,231	73	48,684	42

	$34,594	100%	$44,223	100%	$117,183	100%

Policies in Force (End of Period)	21,937		26,074		64,797

     Commercial lines decreased 85% in 2003 and 82% in 2002. The Company’s decision to discontinue writing commercial lines insurance in the first quarter of 2002 due to continued adverse claims development and unprofitable results is the reason for the decrease in 2003 and in 2002. Virtually no direct commercial premiums were written in 2003, almost all of the commercial premiums written came from assumed premiums the Company received in conjunction with the commutation of several reinsurance agreements with one reinsurance participant.

     Personal lines increased 2% in 2003 but decreased 34% in 2002. The increase in 2003 was primarily due to slight growth in nonstandard personal auto in Florida. The decrease in 2002 was primarily related to the Company’s decision to discontinue writing nonstandard personal auto in the upper Midwest and to discontinue writing personal umbrella. Also contributing to the decrease in 2002 was the fact that most nonstandard personal auto policies written in 2002 were six month policies, whereas in 2001 a significant amount were twelve month policies. A six-month policy gives the Company greater flexibility in managing the business with regards to underwriting selection and rate adequacy.

     Net premiums earned decreased 43% in 2003 and 12% in 2002 primarily as a result of the continued earning out of the discontinued commercial lines premiums written. Because virtually no direct commercial premiums were written in 2003, the decrease was even greater than in 2002.

     Net investment income decreased 28% and 47% in 2003 and 2002, respectively. The decrease for both years was primarily attributed to the decline in investment balances, due to principal payments on the note payable, commercial claim payments and declining premiums written, and the short-term investments comprising a significantly greater portion of investments each year.

     The Company recorded net realized capital gains of $2,050,236, $2,048,848 and $4,275,192 in 2003, 2002 and 2001, respectively. Variability in the timing of realized investment gains should be expected. During 2002, the Company reduced the carrying value of a non-rated commercial mortgage backed security to $0 resulting in a write down of $2,010,670 (recorded as a realized loss in the statement of operations) as a result of a significant increase in the default rate in the underlying commercial mortgage portfolio, which has disrupted the cash flow stream sufficiently to make future cash flows unpredictable. This write-down was offset by net realized gains of $3,604,462 recorded from the sale of various bond securities and other investments in 2002 and the gain of $455,056 recognized from the sale of the home office building.

     During the second quarter of 2003 the Company reclassified the revenues and expenses of the personal auto agency operation because of its increasing materiality. This reclassification was made for all periods presented and had no impact on net income. The revenues of this operation are now presented as a component of Other income and the expenses are presented as a component of Underwriting and operating expenses. Previously the revenues and expenses were netted and shown as a component of Other income in 2002 and as a component of Commissions in the first quarter of 2003. Other income decreased $2,085,012 from 2002, primarily as a result of amortization of deferred reinsurance recoveries from claim payments under the reserve reinsurance cover agreement of $1,544,410 in 2003. Amortization is based upon claims recovered from the reinsurer in relation to the amount of the reinsured layer under the reserve reinsurance cover agreement. In accordance with GAAP, the reinsurance recoveries from these reserve increases are recorded as deferred revenue and not immediately recognized as reductions to C & CAE. Other income increased $3,957,583 in 2002 over 2001, primarily as a result of amortization of deferred reinsurance recoveries. For 2002, $4,082,469 was recognized from deferred reinsurance recoveries, while only $1,112,469 was recognized in 2001. At December 31, 2003, $2,310,652 remains as deferred reinsurance recoveries that will ultimately be amortized into Other income in future periods.

     Claims and claim adjustment expenses (“C & CAE”) decreased $30,897,174 in 2003 from 2002 and decreased $31,012,337 in 2002 from 2001. The C & CAE ratio was 74.2% in 2003, 93.6% in 2002 and 127.2% in 2001. The decrease in the C&CAE ratio in 2003 is due to smaller increases in estimated ultimate liabilities recorded in 2003 than was recorded in 2002. The commercial general liability lines recorded increases in the 2000 and 2001 accident years, but this was offset to some extent with decreases recorded in the commercial auto and personal auto lines for the 1999 and 2002 accident years. The decrease in the C & CAE ratio in 2002 is primarily due to smaller increases in estimated ultimate liabilities recorded in 2002 for commercial lines than was recorded in 2001. The commercial general liability lines recorded increases in the 2000 and 2001 accidents years. With regard to environmental and product liability claims, the Company has an immaterial amount of exposure. The Company does not provide environmental impairment coverage and excludes pollution and asbestos related coverages in its policies. Inflation impacts the Company by causing higher claim settlements than may have originally been estimated. Inflation is implicitly reflected in the reserving process through analysis of cost trends and review of historical reserve results.

     The ratio of commissions and the change in deferred policy acquisition costs and deferred ceding commission income to net premiums earned was 13% in 2003, 15% in 2002 and 18% in 2001. The progressive decrease in this ratio is primarily due to the shift in the mix of business to nonstandard personal auto, which has lower acquisition costs than commercial lines.

     Commissions are comprised of commission expenses (which vary with gross premiums written), offset by commission income, (which varies with ceded premium written). Commission expenses are paid to agents to produce the business for the Company. Commission income is received by the Company from reinsurers as compensation to the Company for business the Company cedes to the reinsurers. Commissions decreased in 2003 and in 2002 primarily as a result of the decrease in gross premiums written discussed previously.

     Change in deferred policy acquisition costs (“DPAC”) and deferred ceding commission income (“DCCI”) represents the change during the period in the asset “Deferred policy acquisition cost”. This asset item is comprised of commission expenses, premium taxes and certain marketing and underwriting expenses, which are deferred, offset by commission income received from reinsurers, which is also deferred. This net asset DPAC is amortized into the results of operations through “Change in deferred policy acquisition costs and deferred ceding commission income,” as the underlying gross premiums written and ceded premiums written are earned. Change in DPAC and DCCI resulted in a charge in 2003 of $382,861, a charge in 2002 of $1,513,880 and a credit in 2001 of $886,282. The charge in 2002 is primarily attributable to the amortization of previous DPAC and DCCI exceeding DPAC and DCCI incurred for 2002 as a result of the decision to discontinue writing commercial lines in 2002. The credit in 2001 is primarily the result of the DPAC and DCCI incurred in 2001 exceeding the amortization of previous DPAC and DCCI. The amortization of previous DPAC and DCCI included a significant amount of DCCI recorded in the 2000 year.

     Interest expense from the note payable decreased in 2003 and in 2002 primarily as a result of principal payments on the note. The Company paid principal amounts of $3,700,000, $7,100,000 and $5,200,000 in 2003, 2002 and 2001, respectively. The note payable was paid in full in the fourth quarter of 2003.

     There is no amortization expense in 2003 and 2002 due to the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (see Note 1(h) of Notes to Consolidated Financial Statements).

     Underwriting and operating expenses were down 25% in 2003 and they were down 39% in 2002. The decrease in 2003 was primarily due to continued expense reductions, primarily salaries and salary related expenses, and a decrease in the allowance for doubtful reinsurance balances receivable. The decrease for 2002 was primarily due to expense reductions implemented as a result of the decision to discontinue writing commercial lines.

     Goodwill impairment in 2002 is a result of the Company positioning itself for an exit from the personal auto business in the second quarter of 2002 and the consideration of a sale of the Lalande Group. A re-evaluation of goodwill for the Lalande Group was made during this period and an additional impairment of $2,859,507 was recorded. This re-evaluation was based upon market indications of value contained in a proposal from a potential acquirer and upon the uncertainty of achieving value levels. Goodwill impairment in 2001 was a result of the Company’s decision to no longer pursue a long-term geographic expansion strategy in nonstandard personal auto beyond that of its core operation in Florida and to sell its Tri-State agency subsidiary. Tri-State was acquired by the Company in the first quarter of 2000, but ultimately it proved marginally unprofitable under the Company’s ownership. Because of the profitability issues surrounding the Lalande Group, (see below), the Company decided in the second quarter of 2001 to sell Tri-State to its former owner so that the Company could focus all of its nonstandard personal auto efforts solely on the Lalande Group. As a result, the remaining goodwill associated with the Tri-State acquisition was written off in the second quarter of 2001. In December 2001 the Company recorded an impairment of $13,360,603 on the goodwill associated with the 1998 acquisition of the Lalande Group. The Company acquired the Lalande Group in the fourth quarter of 1998, it produced a small profit in 1999, but in 2000 it produced a loss. At the end of 2000 the Company was expecting a significant improvement and profitability from the Lalande Group in 2001. During 2001 the Company continued to implement actions throughout the year to return this business to profitability. While results in 2001 showed improvement, they remained unprofitable. In the fourth quarter of 2001 the Company concluded that the value of this operation was significantly below what the Company had paid and accordingly recorded the impairment against goodwill based upon then current estimated market valuation levels of agencies in the nonstandard personal auto marketplace.

     The Company recognized a current tax benefit of $2,607,796 in 2002 as a result of a carry back of alternative minimum tax losses. A change in the tax law during 2002 extended the carry back period for losses to offset income in earlier periods. As a result, the Company was entitled to a tax refund, which it received in October 2002. The Company recorded deferred tax expense during the first quarter of 2002 due to an increase in the deferred tax asset valuation allowance, as a result of excluding the effects of unrealized gains in the deferred tax asset. The Federal income tax expense for 2001 is a result of the Company recording a valuation allowance of $31,534,712 against its deferred Federal income tax asset offset by the income tax benefit generated by the net loss from operations. Establishing the valuation allowance was necessary because of the uncertainty of future profitability levels. The Company does not lose the right to utilization of its net operating loss carry forwards for Federal income tax purposes in the future. During 2001 the Company continued to implement actions to return to profitability, both in commercial lines and the personal lines. However, earnings in 2001 did not materialize and in the first quarter of 2002 the Company announced it was discontinuing the writing of its largest line of business, commercial lines, due to continued adverse claims development and unprofitable results. At that time the prospects for significant profits in personal lines, its only remaining line of business, were unclear. Because the Company had no near-term expectation of profitable results, it was necessary to fully reserve the deferred tax asset due to uncertainty of future taxable results, which could utilize this asset. In 2002 the Company continued to record taxable losses and had no expectation of significant taxable income at that time. In 2003 the Company recorded a small taxable loss. Current expectations are that the Company will begin to record taxable income in 2004 and into the future, at which time the reserve for the deferred tax asset will be re-evaluated. However, as of December 31, 2003 the deferred tax asset remains fully reserved. A reconciliation between income taxes computed at the Federal statutory rates and the provision for income taxes is included in Note 6 of Notes to Consolidated Financial Statements.

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

Legal Proceedings

     Securities litigation has been filed in United States District Court, Southern District of Florida against the Company and two of its officers (one of whom is also a director). The plaintiffs seek class certification for the litigation and principally allege violations of securities laws in respect of the Company’s previously acquired and divested of Tri-State, Ltd. subsidiary. The plaintiffs have not specified the amount of damages they seek. The Company believes the allegations are without merit and intends to vigorously defend the proceedings.

     In the normal course of its operations, the Company has been named as defendant in various legal actions seeking payments for claims denied by the Company and other monetary damages. In the opinion of the Company’s management the ultimate liability, if any, resulting from the disposition of these claims will not have a material adverse effect on the Company’s consolidated financial position or results of operations. The Company’s management believes that unpaid claims and claim adjustment expenses are adequate to cover liabilities from claims that arise in the normal course of its insurance business.

Capital Transactions

Transactions with Goff Moore Strategic Partners, L.P.

     1999 GMSP Transaction. On October 4, 1999, the Company sold to Goff Moore Strategic Partners, L.P. (“GMSP”), for an aggregate purchase price of $31,620,000, (i) 31,620 shares of Series A Preferred Stock (stated value $1,000 per share), which are convertible into 6,200,000 shares of Common Stock at a conversion price of $5.10 per share (subject to adjustment for certain events), (ii) the Series A Warrant expiring October 4, 2004 to purchase an aggregate of 1,550,000 shares of Common Stock at an exercise price of $6.375 per share and (iii) the Series B Warrant expiring October 4, 2006 to purchase an aggregate of 1,550,000 shares of Common Stock at an exercise of $8.50 per share.

At closing the Company and its insurance company subsidiaries entered into Investment Management Agreements with GMSP, pursuant to which GMSP manages their respective investment portfolios. Completion of these transactions (the “1999 GMSP Transaction”) concluded a strategic alternatives review process that the Company initiated in 1998. Proceeds from the 1999 GMSP Transaction were available for acquisitions, investments and other corporate purposes.

     2001 GMSP Transaction. On March 23, 2001, the Company consummated a transaction with GMSP (the “2001 GMSP Transaction”) pursuant to which, among other things, the Company issued 3,000 shares of its newly created Series C Preferred Stock (stated value of $1,000 per share) to GMSP in exchange for an aggregate purchase price of $3 million in cash. The annual dividend rate on the Series C Preferred Stock is 10% until March 23, 2004 and 20% thereafter. Unpaid dividends are cumulative and compounded. The Series C Preferred Stock is redeemable at the Company’s option after March 23, 2006 and at the option of the majority holders after March 23, 2007 at a price of $1,000 per share plus accrued and unpaid dividends. The Series C Preferred Stock is not convertible into Common Stock.

     The agreement with GMSP in connection with the 2001 GMSP Transaction was conditioned upon the following changes in the securities currently held by GMSP. The exercise prices of the Series A Warrant and the Series B Warrant held by GMSP were reduced to $2.25 per share and $2.5875 per share, respectively. Each of these warrants provides for the purchase of 1,550,000 shares of Common Stock, subject to adjustment. The Series A Preferred Stock is convertible into 6,200,000 shares of Common Stock at a conversion price of $5.10 per share and, should the Company pay dividends on its Common Stock, the Series A Preferred Stock would be entitled to dividends as if converted into Common Stock. On March 23, 2001, the Series A Preferred Stock was called for redemption by the Company so that on January 1, 2006 the Company will be obligated to pay $1,000 per share for 31,620 shares ($31.6 million) to the holder to the extent that it can legally do so and, to the extent it cannot do so, the Company will be obligated to pay quarterly an amount equal to 8% interest per annum on any unpaid balance. See “Liquidity and Capital Resources - Focus on Obligations to Preferred Stock.”

     The 2001 agreement with GMSP provided an opportunity to convert the Company’s illiquid investments with a cost of $4.2 million to cash as of November 2002, as follows: the Company could at its option require GMSP to purchase the illiquid investments for $2.1 million, less any future cash received prior to November 2002 from the investments. GMSP could at its option require the Company to sell the illiquid investments to GMSP for $4.2 million, less any future cash received prior to November 2002 from the investments. During the second quarter of 2001, the Company recognized a permanent impairment of these investments and wrote down the carrying value to the amount recoverable from GMSP under the put option. In February 2002, GMSP consented to the early exercise of the Company’s option, and the Company exercised its option to require GMSP purchase the illiquid investments for approximately $2.1 million.

     2002 Amendment to Investment Management Agreements. In August 2002, the Company’s Investment Management Agreements with GMSP were amended to reduce, effective as of October 1, 2002, the minimum aggregate monthly payment to GMSP from $75,000 to $63,195 (with respect to each calendar month from October 2002 through September 2003), $53,750 (with respect to each calendar month from October 2003 through September 2004), and $45,417 (with respect to each calendar month after September 2004). The amendment also extended the date upon which either party to each of the investment management agreements can terminate such agreements at its sole option from October 4, 2002 to September 30, 2005.

Transactions with Robert W. Stallings

     On March 23, 2001, the Company sold to Robert W. Stallings, for $3 million in cash, 3,000 shares of its newly created Series B Preferred Stock (stated value of $1,000 per share) and a warrant expiring March 23, 2006 to purchase an aggregate of 1,050,000 shares of Common Stock at $2.25 per share (the “Stallings Transaction”). The annual dividend provisions and the redemption provisions of the Series B Preferred Stock are the same as those for the Series C Preferred Stock. The Series B Preferred Stock is convertible into Common Stock at $2.25 per share. Subject to adjustment for certain events, the Series B Preferred Stock is convertible into a maximum of 1,333,333 shares of Common Stock. Mr. Stallings also entered into a consulting agreement pursuant to which he provides consulting services (including strategic planning advice, analysis of the subsidiaries’ performance in various sectors of their respective business and recommendations for growth strategies and opportunities for new markets and products) to the Company’s insurance subsidiaries for a period of five years ending on March 22, 2006 for $300,000 per annum. Mr. Stallings was elected non-executive Vice Chairman of the Board and a director of the Company, and on September 6, 2001, he was elected non-executive Chairman of the Board.

Liquidity and Capital Resources

Parent Company

     GAINSCO, INC. (“GNAC”) is a holding company that provides administrative and financial services for its wholly owned subsidiaries. GNAC needs cash during the next twelve months primarily for: (1) preferred stock dividends, (2) administrative expenses, and (3) investments. The primary source of cash to meet these obligations are statutory permitted payments from its insurance subsidiary, General Agents Insurance Company of America, Inc. (“General Agents”), an Oklahoma corporation. Statutes in Oklahoma restrict the payment of dividends by the insurance company to the available surplus funds. The maximum amount of cash dividends that General Agents may declare without regulatory approval in any 12-month period is the greater of net income for the 12-month period ended the previous December 31 or ten percent (10%) of policyholders’ surplus as of the previous December 31. On March 22, 2004, General Agents paid dividends to GNAC of $4,171,727, based upon 10% of its surplus amounts at December 31, 2003. GNAC believes the cash dividends from General Agents should be sufficient to meet its expected obligations for 2004.

Focus on Obligations to Preferred Stock

     Preferred Stock in Relation to Capital Base. At December 31, 2003, the capital base (total assets less total liabilities) of the Company was $45,535,405 and consisted of Shareholders’ Equity of $13,412,885 and three series of Redeemable Preferred Stock, which are classified under GAAP as mezzanine financing in the aggregate amount of $32,122,520. At December 31, 2003, $7,370,001 was included within Additional paid-in capital, and had yet to be charged to Shareholders’ Equity, related to the accretion of the discount on the redeemable Preferred Stock. Almost all of this unaccreted discount will be charged to Shareholders’ Equity by January 1, 2006, the redemption date of the Series A Preferred Stock. At December 31, 2003, the per common share Shareholders’ Equity was approximately $0.63, including unaccreted discount on Redeemable Preferred Stock of $0.34; less such unaccreted discount, the per common share Shareholders’ Equity was approximately $0.29. The aggregate redemption value of the Preferred Stock was $39,492,520 ($37,620,000 stated value plus accrued dividends of $1,872,520) at December 31, 2003.

     Obligation to Redeem Series A Preferred Stock on January 1, 2006. On March 23, 2001, the Series A Preferred Stock was called for redemption so that on January 1, 2006 the Company will be obligated to pay $31,620,000 to the holder of the Series A Preferred Stock, subject to the conditions described below. The Company’s obligation to redeem the Series A Preferred Stock generally is conditioned upon (i) the redemption not contravening any credit or financing arrangement in excess of $3,000,000 and approval by at least one director nominated by the Series A Preferred Stock (no such indebtedness is now outstanding); (ii) the holder of the Series A Preferred Stock not receiving a purchase offer to purchase shares of the Series A Preferred Stock prior to January 1, 2006 from a financially responsible unaffiliated third party for a price equal to or greater than the liquidation value of the Series A Preferred Stock; and (iii) the payment of the redemption price not contravening the provisions of Article 2.38 of the Texas Business Corporation Act (which generally prohibits the amount to be paid to the holder of the Series A Preferred Stock in respect of the redemption from exceeding the net assets of the Company or leaving the Company insolvent) or any other applicable federal and state laws. The Board of Directors is contractually obligated to use its best efforts to take such actions as will cause the redemption to not contravene Article 2.38 or other applicable law. To the extent that the Company is restricted from redeeming the Series A Preferred Stock because of the conditions described above, the Company will be obligated to pay quarterly an amount equal to 8% interest per annum on any unpaid balance.

     Obligation to Redeem Series B and Series C Preferred Stock on March 23, 2007. The Series B and Series C Preferred Stock become redeemable at the option of holders commencing March 23, 2007 for the aggregate liquidation amount of $6,000,000 plus accrued dividends, subject to conditions on the Company’s obligation to redeem the Series B and Series C Preferred Stock similar to those conditions on the Company’s obligation to redeem the Series A Preferred Stock.

     Dividends on Series B and Series C Preferred Stock. The Company declared dividends aggregating $2,111,267 in respect of the Series B and Series C Preferred Stock to be paid on April 1, 2004, which would bring dividends current to that point. From and after April 1, 2004, dividends accrue at the rate of 20% per annum, of which at least half (or at least $150,000 in the aggregate in respect of the Series B and Series C Preferred Stock) must be paid quarterly.

     Board Focus. The Board of Directors has been focusing on the Company’s obligations to the holders of the Preferred Stock, which are affiliates of three of the Company’s eight directors, recognizing that the Company does not have, or expect that its operations will generate, sufficient funds to redeem the Series A Preferred on January 1, 2006. Also, the Board of Directors has considered how the need for capital to satisfy those obligations may limit the Company’s ability to pursue opportunities to further expand the Company’s nonstandard personal auto business. The interests of the holders of the Preferred Stock in assuring that these obligations are met in a timely manner may differ from those of other shareholders. As a result, the Board of Directors formed a Special Committee of independent directors to address the alternatives for providing for these obligations. The Special Committee consists of director Joel C. Puckett, Chairman, and directors Harden H. Wiedemann and John H. Williams, with director Sam Rosen acting as an advisory member. The Special Committee first considered, with the assistance of an investment banking firm, proposals from holders of Preferred Stock for the recapitalization of the Company, including a proposal that would have involved an investment by two consultants and the President of the Company. No agreement was reached with the holders of the Preferred Stock, and all recapitalization proposals were withdrawn. The Board of Directors then expanded the mandate of the Special Committee to consider alternatives that might be available with unaffiliated third parties. The Special Committee intends to engage an investment banking firm to advise it as to any such alternatives that may be available to the Company. No prediction can be made at this time as to the outcome or length of this process.

     Through March 15, 2004, the Company had spent approximately $400,000 including financial advisory and legal fees, in respect of the Special Committee’s consideration of alternatives for dealing with its obligations to the holders of its Preferred Stock. These amounts will be expensed in the first quarter of 2004.

Net Operating Loss Carryforwards

     As a result of losses in prior years, as of December 31, 2003 the Company has net operating loss carryforwards for tax purposes aggregating $72,692,450. These net operating loss carryforwards of $1,639,333, $22,806,147, $33,950,174, $13,686,532 and $610,264, if not utilized, will expire in 2018, 2020, 2021, 2022 and 2023, respectively. The tax benefit of the net operating loss carryforwards is $24,715,433, which is calculated by applying the Federal statutory income tax rate of 34% against the net operating loss carryforwards of $72,692,450.

     In certain circumstances, Section 382 of the Internal Revenue Code may apply to materially limit the amount of the Company’s taxable income that may be offset in a tax year by the Company’s net operating losses carried forward from prior years (the “§ 382 Limitation”). The annual § 382 Limitation generally is an amount equal to the value of the Company (immediately before an “ownership change”) multiplied by the long-term tax-exempt rate for the month in which the change occurs (e.g., 4.58% if the ownership change occurred in April 2003). This annual limitation would apply to all years to which the net operating losses can be carried forward.

     In general, the application of Section 382 is triggered by an increase of more than 50% in the ownership of all of the Company’s currently issued and outstanding stock (determined on the basis of value) by one or more “5% shareholders” during the applicable “testing period” (usually the three year period ending on the date on which a transaction is tested for an ownership change). The determination of whether an ownership change has occurred under Section 382 is made by aggregating the increases in percentage ownership for each 5% shareholder whose percentage ownership (by value) has increased during the testing period. For this purpose, all stock owned by persons who own less than 5% of the Company’s stock is generally treated as stock owned by a single 5% shareholder.

     In general, a 5% shareholder is any person who owns 5% or more of the stock (by value) of the Company at any time during the testing period. The determination of whether an ownership change has occurred is made by the Company as of each “testing date.” For this purpose, a testing date generally is triggered whenever there is an “owner shift” involving any change in the respective stock ownership of the Company and such change affects the percentage of stock owned (by value) by any person who is a 5% shareholder before or after such change. A testing date also may be triggered by the Company’s issuance of options in certain limited circumstances. Examples of owner shifts that may trigger testing dates include a purchase or disposition of Company stock by a 5% shareholder, an issuance, redemption or recapitalization of Company stock that affects the percentage of stock owned (by value) by a 5% shareholder, and certain corporate reorganizations that affect the percentage the percentage of stock owned (by value) by a 5% shareholder.

Subsidiaries, Principally Insurance Operations

     The primary sources of the insurance subsidiaries’ liquidity are funds generated from insurance premiums, net investment income and maturing investments. The short-term investments and cash are intended to provide adequate funds to pay claims without selling fixed maturity investments. At December 31, 2003, the insurance subsidiaries held short-term investments and cash that the insurance subsidiaries believe are adequate liquidity for the payment of claims and other short-term commitments.

     With regard to long term liquidity, the average duration of the investment portfolio is approximately 1.2 years. The fair value of the fixed maturity portfolio at December 31, 2003 was $2,962,335 above amortized cost, before taxes. Unrealized losses were not material at December 31, 2003. (See Note 2 of Notes to the Consolidated Financial Statements.) Various insurance departments of states in which the Company operates require the deposit of funds to protect policyholders within those states. At December 31, 2003 and 2002, the balance on deposit for the benefit of such policyholders totaled $11,902,432 and $14,185,018, respectively.

     Net cash used for operating activities was $1,000,446 in 2003, $62,050,686 in 2002 and $61,384,654 in 2001. The cash used in 2002 was primarily attributable to the transfer of trust assets to the reinsurer for the reserve reinsurance cover agreement in the first quarter of 2002. The cash used in 2001 was primarily related to the decrease in premium writings and the ongoing payment of claims and claim adjustment expense related to the commercial lines business.

     Investments decreased primarily due to principal payments on the note payable of $3,700,000 and negative cash flows from operations due to commercial claim payments and declining premiums written. At December 31, 2003, 91% of the Company’s investments were investment grade with an average duration of approximately 1.2 years, including approximately 62% that were held in short-term investments. On a taxable equivalent basis the return on average investments was 2.8% in 2003, 3.9% in 2002 and 4.3% in 2001. The Company classifies its bond securities as available for sale. In February 2002 GMSP purchased the equity investments and the note receivable, classified as “Other investments” for approximately $2,087,000 which was their carrying value at December 31, 2001. In March 2002, the Company reduced the carrying value of a non-rated security to $0 resulting in a write down of $2,010,670 as a result of a significant increase in the default rate in January and February of 2002 in the underlying collateral, which had disrupted the cash flow stream sufficiently to virtually eliminate future cash flows. The unrealized gain associated with the investment portfolio was $1,955,141 (net of tax effects) at December 31, 2003. The duration of the bonds available for sale approximates the average expected payout of claims.

     Premiums receivable increased primarily as a result of the increase in writings in nonstandard personal auto. This balance is comprised primarily of premiums due from insureds for nonstandard personal auto. The nonstandard personal auto premiums are written with a down payment of 34% and monthly payment terms of up to four months. The Company has recorded an allowance for doubtful accounts of $275,000, which it considers adequate at the present time.

     Reinsurance balances receivable decreased primarily as a result of C & CAE claims paid under the reserve reinsurance cover agreement for commercial lines. This balance is primarily comprised of ceded unpaid claims and claims adjustment expenses under the reserve reinsurance cover agreement and claims and claim adjustment expenses paid by the Company and due from reinsurers under the Company’s various reinsurance agreements which was $13,785,337. An allowance for doubtful accounts of $122,484 was recorded for 2003 and $1,001,461 had been recorded for 2002 as a result of concern regarding the collectibility of amounts due from specific reinsurers. The decrease in the allowance for doubtful accounts in 2003 was due to the successful recovery of an amount that had been included in the allowance in 2002 from a reinsurer whose participation was commuted on several reinsurance agreements in the fourth quarter of 2003. Balances written off in previous years have been immaterial. The Company considers the allowance adequate at the present time.

     Ceded unpaid claims and claim adjustment expenses (C&CAE) decreased as a result of the decrease in unpaid claims and claim adjustment expenses with regard to commercial claims subject to the commercial quota share reinsurance agreement. This balance represents unpaid claims and claim adjustment expenses which have been ceded to reinsurers under the Company’s various reinsurance agreements, other than the reserve reinsurance cover agreement. These amounts are not currently due from the reinsurers but are expected to become due in the future when the Company pays the claim and requests reimbursement from the reinsurers.

     Current Federal income taxes at December 31, 2002 were received in January 2003. Deferred Federal income taxes have a valuation allowance for its full amount recorded against the asset. This asset is primarily a tax benefit from net operating loss carry forwards, which can be used to offset tax expense on future operating earnings or capital gains. See earlier discussion under “Results of Operations.” A change in ownership of the Company’s stock greater than 50% (as specified under Internal Revenue Code Section 382) could severely limit the Company’s ability to recover this asset in future periods. See “Net Operating Loss Carryforwards.”

     Funds held by reinsurers decreased as a result of a decrease in assumed paid and unpaid C&CAE and a decrease in commissions payable both of which are due to reinsurers. Funds held by reinsurers collateralize obligations of the Company to the reinsurers.

     Goodwill of $609,000 is associated with the 1998 acquisition of the Lalande Group and reflects a value no less than the estimated fair valuation levels of combined agency and claims handling operations of this type in the personal automobile marketplace. Effective in 2002, goodwill is no longer amortized but is subject to an impairment test based on its estimated fair value. Additional impairment losses could be recorded in future periods.

     Unpaid claims and claim adjustment expenses (“C&CAE”) decreased primarily as a result of the settlement of claims in the normal course and a decrease in the ultimate expected liabilities in personal auto, which were partially offset by an increase in ultimate expected liabilities in commercial lines. As of December 31, 2003, the Company had $75,569,400 in net unpaid claims and claim adjustment expenses. This amount represents management’s best estimate, as derived from the actuarial analysis and was set equal to the selected reserve estimate as established by an independent actuary. The independent actuary identified the recent adverse development in the Company’s unpaid C&CAE and the Company’s decision in 2002 to discontinue writing commercial lines as risk factors. In consideration of these risk factors the independent actuary believes that there are significant risks and uncertainties that could result in material adverse deviation of the unpaid C&CAE. The independent actuary has opined that the unpaid C&CAE: (a) meets the requirements of the insurance laws of the states, (b) are consistent with amounts computed in accordance with the Casualty Actuarial Society Statement of Principles Regarding Property and Casualty Loss and Loss Adjustment Expense Reserves and relevant standards of practice promulgated by the Actuarial Standards Board; and (c) make a reasonable provision for all unpaid C&CAE obligations of the Company under the terms of its contracts and agreements. Management has reviewed and discussed the results of the actuarial analysis with the actuary and believes the reserve estimate selected by the actuary to be the best estimate of reserves at this time.

     As of December 31, 2003, in respect of its commercial and runoff lines, the Company had $64,894,298 in reserves for unpaid claims and claim adjustment expenses. Historically, the Company has experienced significant volatility in its reserve projections for its commercial lines. This volatility has been primarily attributable to its commercial automobile and general liability product lines. See Item 1 “Business Operations - Unpaid Claims and Claim Adjustment Expenses.” On February 7, 2002, the Company announced it had decided to discontinue writing commercial lines insurance due to continued adverse claims development and unprofitable results. The Company has been settling and reducing its remaining inventory of commercial claims. See “Business Operations –Recent Developments – Discontinuance of Commercial Lines.” As of December 31, 2003, 525 commercial and runoff claims remained. Included in these claims are 69 product liability claims, 27 construction defect type claims, and 1 environmental claim. The Company has no asbestos related claims. The average commercial lines claim at December 31, 2003 was approximately $123,608 per claim, at December 31, 2002 the average commercial lines claim was approximately $78,779 per claim.

     As of December 31, 2003, in respect of its nonstandard personal auto line, the Company had $11,675,102 in unpaid claims and claim adjustment expenses. These claims generally are shorter tailed than the Company’s commercial and runoff lines claims. At December 31, 2003, the Company had 1,370 nonstandard personal auto claims. The average nonstandard personal auto claim at December 31, 2003 was approximately $8,522 per claim, at December 31, 2002 the average nonstandard personal auto claim was approximately $7,276.

     The Company considers the unpaid claims and claim adjustment expenses to be adequate; they are set to equal the selected reserve estimate determined by an independent actuarial firm.

     Commissions payable decreased primarily due to contingent commission settlements made with the commercial quota share reinsurers during the second quarter of 2003.

     Deferred revenues decreased primarily as a result of reinsurance recoveries under the reserve reinsurance cover agreement. This balance is primarily comprised of C & CAE recoveries under this agreement which will be recognized as Other income in future periods based upon the ratio of actual C & CAE paid to the total of potential C & CAE payable under this reinsurance agreement.

     Note payable decreased due to the Company paying in full the remaining principal amount in the fourth quarter of 2003.

     Deferred Federal income taxes is comprised of the taxes on the unrealized gains of the bonds available for sale. The unrealized gains have been recorded net of taxes in “Accumulated other comprehensive income.”

     Accumulated other comprehensive income of $1,955,141 was recorded at December 31, 2003 as a result of the unrealized gains on bonds available for sale, net of tax.

     The increase in Retained deficit of $388,634 is attributable to the net income of $3,375,772, offset by the accretion of discount on the Series A and Series B Preferred Stock of $3,024,000 and the accrual of dividends on the Series B and Series C Preferred Stock of $740,406.

     The Company is not aware of any current recommendations by regulatory authorities, which if implemented, would have a material effect on the Company’s liquidity, capital resources or results of operations. The Company’s statutory capital exceeds the benchmark capital level under the Risk Based Capital formula for its insurance companies. Risk Based Capital is a method for establishing the minimum amount of capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The tragic events of September 11, 2001 did not impact the Company’s financial results for 2001, 2002 and 2003.

Contractual Obligations

     The following table summarizes the Company’s contractual obligations as of December 31, 2003.

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	Amounts in thousands
Operating leases	$5,018	$1,358	$2,466	$1,194	$—
Employment agreements	1,133	340	793	—	—
Investment management agreements	1,029	620	409	—	—
Retention agreements	721	34	687	—	—
Consulting agreements	675	300	375	—	—

Total commitments	$8,576	$2,652	$4,730	$1,194	$—

     On January 1, 2006 the Company will be obligated to pay $31,620,000 to the holder of the Series A Preferred Stock, subject to conditions as described in Liquidity and Capital Resources — “Obligation to Redeem Series A Preferred Stock on January 1, 2006.” On March 23, 2007 the Company will be obligated to pay $6,000,000 plus accrued dividends to the holders of the Series B and Series C Preferred Stock, subject to similar conditions. From and after April 1, 2004 dividends on the Series B and Series C Preferred Stock accrue at a rate of 20% per annum, of which at least half (or at least $150,000) must be paid quarterly.

     See Item 1, “Business – Unpaid Claims and Claim Adjustment Expenses” and Note 1(k) of Notes to Consolidated Financial Statements with respect to liabilities to policy holders in respect of insurance policies written by the Company.

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

Critical Accounting Policies

     The discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates under different assumptions or conditions.

     Critical accounting policies are defined as those that are reflective of significant judgements and uncertainties, and potentially result in materially different results under different assumptions and conditions. The Company’s critical accounting policies are described below. For a detailed discussion on the application of these and other accounting policies (see Note 1 of the Notes to Consolidated Financial Statements).

Investments

     Bonds available for sale are stated at fair value with changes in fair value recorded as a component of comprehensive income. Short-term investments are stated at cost. The “specific identification” method is used to determine costs of investments sold. Provisions for possible losses are recorded only when the values have experienced impairment considered “other than temporary” by a charge to realized losses resulting in a new cost basis of the investment. The Company’s policy is to review investments on a regular basis to evaluate whether or not each investment has experienced an “other than temporary” impairment. Interest rate fluctuations and credit quality of the issuer impact the variability in the fair value. See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” for a discussion of variability of estimates.

Deferred Policy Acquisition Costs and Deferred Ceding Commission Income

     Policy acquisition costs, principally commissions, premium taxes and certain marketing and underwriting expenses, are deferred and charged to operations over periods in which the related premiums are earned. Ceding commission income, which is realized on a written basis, is deferred and recognized over periods in which the related premiums are earned. Deferred ceding commission income is netted against deferred policy acquisition costs. The change in the resulting deferred asset is charged (credited) to operations. The Company utilizes investment income when assessing recoverability of deferred policy acquisition costs. Recoverability is based upon assumptions as to loss ratios, investment income and maintenance expenses and would vary with changes in these estimates.

Goodwill

     Goodwill represents the excess of purchase price over fair value of net assets acquired. The Company periodically reviews the recoverability of goodwill based on an assessment of undiscounted cash flows of future operations to ensure it is appropriately valued. The recoverability of goodwill is evaluated on a separate basis for each acquisition.

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“Statement 141”) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“Statement 142”). Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”

     The Company adopted the provisions of Statement 141 effective July 1, 2001 and Statement 142 effective January 1, 2002. The adoption of Statement 141 had no impact on the consolidated financial statements. The adoption of Statement 142 resulted in the Company no longer amortizing goodwill.

     Goodwill of $609,000 is associated with the 1998 acquisition of the Lalande Group and reflects a value no less than the estimated fair valuation levels of combined agency and claims handling operations of this type in the personal automobile marketplace.

Unpaid Claims and Claim Adjustment Expenses

     Accidents generally result in insurance companies paying under the insurance policies written by them amounts to individuals or companies for the risks insured. Months and sometimes years may elapse between the occurrence of an accident, reporting of the accident to the insurer and payment of the claim. Insurers record a liability for estimates of claims that will be paid for accidents reported to them, which are referred to as “case reserves”. In addition, since accidents are not always reported promptly upon the occurrence and because the assessment of existing known claims may change over time with the development of new facts, circumstances and conditions, insurers estimate liabilities for such items, which are referred to as “IBNR” reserves.

     The Company maintains reserves for the payment of claims and claim adjustment expenses for both case and IBNR under policies written by its subsidiaries. These claims reserves are estimates, at a given point in time, of amounts that the Company expects to pay on incurred claims based on facts and circumstances then known. The amount of case claim reserves is primarily based upon a case-by-case evaluation of the type of claim involved, the circumstances surrounding the claim, and the policy provisions relating to the type of claim. The amount of IBNR claims reserves is determined on the basis of historical information and anticipated future conditions by lines of insurance and actuarial review. Reserves for claim adjustment expenses are intended to cover the ultimate costs of settling claims, including investigation and defense of lawsuits resulting from such claims. Inflation is implicitly reflected in the reserving process through analysis of cost trends and review of historical reserve results.

     The process of establishing claims reserves is an imprecise science and reflects significant judgmental factors. In many liability cases, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured claim and the settlement of the claim. The actual emergence of claims and claim adjustment expenses may vary, perhaps materially, from the Company’s estimate thereof, because (a) estimates of claims and claim adjustment expense liabilities are subject to large potential errors of estimation as the ultimate disposition of claims incurred prior to the financial statement date, whether reported or not, is subject to the outcome of events that have not yet occurred (e.g., jury decisions, court interpretations, legislative changes (even after coverage is written and reserves are initially set) that broaden liability and policy definitions and increase the severity of claims obligations, subsequent damage to property, changes in the medical condition of claimants, public attitudes and social/economic conditions such as inflation), (b) estimates of losses do not make provision for extraordinary future emergence of new classes of losses or types of losses not sufficiently represented in the Company’s historical data base or which are not yet quantifiable, and (c) estimates of future costs are subject to the inherent limitation on the ability to predict the aggregate course of future events.

     Ultimate liability may be greater or lower than current reserves. Reserves are monitored by the Company using new information on reported claims and a variety of statistical techniques. The Company does not discount to present value that portion of its claim reserves expected to be paid in future periods. Beginning in the third quarter of 2002 and for each quarter thereafter, the Company set reserves equal to the selected reserve estimate as established by an independent actuarial firm. Formerly reserves were set based upon its actuarial analysis by an actuary who was an employee of the Company and these reserves were reviewed annually by an independent actuarial firm.

Income Taxes

     The Company and its subsidiaries file a consolidated Federal income tax return. Deferred income tax items are accounted for under the “asset and liability” method which provides for temporary differences between the reporting of earnings for financial statement purposes and for tax purposes, primarily deferred policy acquisition costs, the discount on unpaid claims and claim adjustment expenses, net operating loss carry forwards and the nondeductible portion of the change in unearned premiums.

     In assessing the realization of its deferred tax assets, management considers whether it is more likely than not that a portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon management’s consideration of expected reversal of deferred tax liabilities and projected future taxable income and FASB statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, management believes it is appropriate to continue to fully reserve the deferred tax assets as of December 31, 2003.

Accounting Pronouncements

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“Statement 149”). This statement clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement is generally effective for contracts entered into or modified after September 30, 2003, and all provisions should be applied prospectively. The Company adopted Statement 149 on October 1, 2003. Statement 149 did not have a material effect on the Company’s financial statements.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“Statement 150”). This statement does not have an impact on the current accounting by the Company as all of the Company’s series of Preferred Stock are not considered “mandatory redeemable financial instruments” based on Statement 150’s definition, and therefore are not subject to the accounting treatment under paragraph 9 of Statement 150. All three series of Preferred Stock are currently classified as temporary equity pursuant to SEC ASR 268 and EITF Topic No. D-98. Rule 5-02.28 of SEC Regulation S-X requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (1) at a fixed or determinable price on a fixed or determinable date; (2) at the option of the holder; or (3) upon the occurrence of an event that is not solely within the control of the issuer.

     In December 2003, the FASB issued a revision to Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” that was originally issued in January 2003. This interpretation as revised addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. This Interpretation requires certain disclosures in financial statements issued after January 31, 2003. The Company adopted FASB Interpretation No. 46 as revised January 2003. FASB Interpretation 46 as revised did not have a material effect on the Company’s financial statements.

Forward Looking Statements

     Statements made in this report that are qualified with words such as “will be,” “may,” “anticipates,” “intends to engage,” “expects,” etc., are forward-looking statements. Investors are cautioned that important factors, representing certain risks and uncertainties, could cause actual results to differ materially from those contained in the forward-looking statements. These factors include, but are not limited to, (a) the Company’s ability to effectively adjust and settle remaining claims associated with it’s exit from the commercial insurance business, (b) heightened competition from existing competitors and new competitor entrants into the Company’s markets, (c) the extent to which market conditions firm up, the acceptance of higher prices in the market place and the Company’s ability to realize and sustain higher rates, (d) contraction of the markets for the Company’s business, (e) acceptability of the Company’s A.M. Best rating to its end markets,(f) the Company’s ability to meet its obligations in respect of its Redeemable Preferred Stock, (g) the ongoing level of claims and claims-related expenses and the adequacy of claim reserves, (h) the outcome of pending litigation, (i) the effectiveness of investment strategies implemented by the Company’s investment manager, (j) continued justification of recoverability of goodwill in the future, (k) the availability of reinsurance and the ability to collect reinsurance recoverables, including amounts that may become recoverable from two reinsurers with less than A.M. Best “Secure” ratings, (l) the Company’s ability to invest in new endeavors that are successful, (m) the limitation on the Company’s ability to use net operating loss carryforwards as a result of constraints caused by ownership changes within the meaning of Internal Revenue Code

Section 382, (n) the ability of the Company to realize contingent acquisition payments in connection with its sale of the management contract controlling GCM, which was prejudiced by legislation passed in the session of the Texas Legislature ended June 2, 2003 and (o) general economic conditions, including fluctuations in interest rates. In addition, the actual emergence of losses and loss expenses may vary, perhaps materially, from the Company’s estimate thereof, because (a) estimates of loss and loss expense liabilities are subject to large potential errors of estimation as the ultimate disposition of claims incurred prior to the financial statement date, whether reported or not, is subject to the outcome of events that have not yet occurred (e.g., jury decisions, court interpretations, legislative changes, subsequent damage to property, changes in the medical condition of claimants, public attitudes and social/economic conditions such as inflation), (b) estimates of losses do not make provision for extraordinary future emergence of new classes of losses or types of losses not sufficiently represented in the Company’s historical data base or which are not yet quantifiable, and (c) estimates of future costs are subject to the inherent limitation on the ability to predict the aggregate course of future events. A forward-looking statement is relevant as of the date the statement is made. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which the statements are made.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in equity prices, interest rates, foreign exchange rates and commodity prices. The Company’s consolidated balance sheets include assets whose estimated fair values are subject to market risk. The primary market risk to the Company is interest rate risk associated with investments in fixed maturities. The Company has no foreign exchange, commodity or equity risk.

Interest Rate Risk

     The Company’s fixed maturity investments are subject to interest rate risk. Increases and decreases in interest rates typically result in decreases and increases in the fair value of these investments.

     Most of the Company’s investable assets are in the portfolios of the insurance company subsidiaries and come from premiums paid by policyholders. These funds are invested predominately in high quality fixed maturities with relatively short durations and short term investments. The fixed maturity portfolio had an average duration of 3.0 years at December 31, 2003. The fixed maturity portfolio is exposed to interest rate fluctuations; as interest rates rise, fair values decline and as interest rates fall, fair values rise. The changes in the fair value of the fixed maturity portfolio are presented as a component of shareholders’ equity in accumulated other comprehensive income, net of taxes.

     The effective duration of the fixed maturity portfolio is managed with consideration given to the estimated duration of the Company’s liabilities. The Company has investment policies that limit the maximum duration and maturity of the fixed maturity portfolio.

     The Company utilizes the modified duration method to estimate the effect of interest rate risk on the fair values of its fixed maturity portfolio. The usefulness of this method is to a degree limited, as it is unable to accurately incorporate the full complexity of market interactions.

     The table below summarizes the Company’s interest rate risk and shows the effect of a hypothetical change in interest rates as of December 31, 2003. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios (dollars in thousands):

			Estimated		Hypothetical
			Fair	Hypothetical	Percentage
	Estimated	Estimated	Value	Percentage	Increase
	Fair	Change in	After	Increase	(Decrease) in
	Value	Interest	Hypothetical	(Decrease)	Shareholders’ Equity
	At	Rates	Change	in	Assuming
	December 31,	(BP=	in Interest	Shareholders’	Redemption of
	2003	basis points)	Rates	Equity	Preferred Stock
U.S. Government	$12,007	200 BP Decrease	$12,343	2.51	5.56
and Government		100 BP Decrease	$12,175	1.25	2.78
backed securities		100 BP Increase	$11,839	(1.25)	(2.78)
		200 BP Increase	$11,671	(2.51)	(5.56)
Corporate bonds	$29,577	200 BP Decrease	$31,766	16.32	36.22
and Certificates		100 BP Decrease	$30,671	8.16	18.11
of Deposit		100 BP Increase	$28,483	(8.16)	(18.11)
		200 BP Increase	$27,388	(16.32)	(36.22)
Short-term	$69,100	200 BP Decrease	$69,100	—	—
Investments		100 BP Decrease	$69,100	—	—
		100 BP Increase	$69,100	—	—
		200 BP Increase	$69,100	—	—
Total	$110,684	200 BP Decrease	$113,209	18.82	41.78
Investments		100 BP Decrease	$111,946	9.41	20.89
		100 BP Increase	$109,422	(9.41)	(20.89)
		200 BP Increase	$108,159	(18.82)	(41.78)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated Financial Statements are on pages 50 through 91

Page
Report of Management	50
Independent Auditors’ Report	51
Consolidated Balance Sheets as of December 31, 2003 and 2002	52-53
Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001	54-55
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the Years Ended December 31, 2003, 2002 and 2001	56-57
Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001	58-59
Notes to Consolidated Financial Statements December 31, 2003, 2002 and 2001	60-91

The following Consolidated Financial Statements Schedules are on pages 92 through 103

Schedule		Page
	Independent Auditors’ Report on Supplementary Information	92
I	Summary of Investments	93
II	Condensed Financial Information of the Registrant	94-100
III	Supplementary Insurance Information	101
IV	Reinsurance	102
VI	Supplemental Information	103

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

ITEM 9A: CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and procedures that are designed to ensure that the information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

     The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, on the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act reports.

     While the Company believes that its existing disclosure controls and procedures have been effective to accomplish their objectives, the Company intends to continue to examine, refine and document its disclosure controls and procedures and to monitor ongoing developments in this area.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Board of Directors of the Registrant

     The Board of Directors of the Company consists of the following eight directors:

Name	Age	Director Since
Glenn W. Anderson(3)(4)(5)	51	1998
Hugh Balloch	48	2002
John C. Goff(3)	48	1997
Joel C. Puckett(1)(3)(5)(6)	60	1979
Sam Rosen(2)	68	1983
Robert W. Stallings(3)	53	2001
Harden H. Wiedemann(1)(2)(6)	51	1989
John H. Williams(1)(2)(3)(5)(6)	70	1990

(1) Member of the Audit Committee.
(2) Member of the Compensation Committee.
(3) Member of the Executive Committee.
(4) Member of the 401(k) Plan Investment Committee.
(5) Member of the Investment Committee.
(6) Member of the Nominating Committee.

     Glenn W. Anderson has served as President and Chief Executive Officer of the Company since April 17, 1998. Prior to joining the Company, Mr. Anderson served as Executive Vice President of USF&G Corporation and as President of the Commercial Insurance Group of United States Fidelity & Guaranty Company, position which he held since 1996. From 1995 to 1996 he served as Executive Vice President, Commercial Lines of that company. Mr. Anderson served from 1993 to 1995 as Senior Vice President, Commercial Lines Middle Market, for USF&G Corporation. Mr. Anderson has been engaged in the property and casualty business since 1975.

     Hugh Balloch is a principal of Goff Moore Strategic Partners L.P. (“GMSP”). Prior to joining GMSP in January 1999, Mr. Balloch served as Managing Director in charge of Portfolio Liquidation for Chase Manhattan Bank. Mr. Balloch is a director of OpenConnect Systems, Inc.

     John C. Goff is Chief Executive Officer and Vice Chairman of the Board of Trust Managers of Crescent Real Estate Equities Co. (NYSE-CEI)(“CEI”), Sole Director and Chief Executive Officer of Crescent Real Estate Equities Ltd. Partnership (“CREELP”) and Managing Principal of GMSP. Mr Goff is a director of The National Association of Real Estate Investment Trusts. Crescent Operating, Inc., an entity spun off by CEI and CREELP to their respective stockholders and limited partners and of which Mr. Goff had been President and Chief Executive Officer until he resigned in February 2002, filed a stockholder approved pre-packaged Chapter 11 bankruptcy plan in March 2003.

      Joel C. Puckett was elected non-executive Vice Chairman of the Board on September 6, 2001. Prior to that time, Mr. Puckett had served as non-executive Chairman of the Board since April 1998. Mr. Puckett is a certified public accountant located in Minneapolis, Minnesota. Mr. Puckett has been engaged in the private practice of accounting since 1973.

      Sam Rosen has served as the Secretary of the Company since 1983. Mr. Rosen is a partner with the law firm of Shannon, Gracey, Ratiff & Miller, L.L.P. He has been a partner in that firm or its predecessor since 1966. Mr. Rosen is a director of AZZ incorporated. (NYSE-AZZ).

     Robert C. Stallings has been non-executive Vice Chairman of the Board since September 6, 2001, and prior to that time served as non-executive Vice Chairman of the Board since March 30, 2001. Robert C. Stallings currently serves as Chairman and President of Stallings Capital Group, Inc., a Dallas-based merchant banking firm specializing in the financial services industry. In addition, he is a trust manager of Crescent Real Estate Equities Co. (NYSE-CEI) and a director of Texas Capital Bancshares, Inc. He is retired Chairman and founder of ING Pilgrim Capital Corporation, a $20 billion asset management firm which was acquired by ING Group in September 2000 and with which he had been associated from 1991.

     Harden H. Wiedemann has been Senior Vice-President and Chief Operating Officer of the Lockton-Dunning Benefits Company, an executive benefits firm in Dallas, Texas, primarily servicing large corporate life and health insurance plans, since January 2004. From May to November 2003, Mr. Wiedemann was Vice-President Healthcare of Seisint, Inc., a company in Boca Raton, Florida engaged in the intelligence technologies business. Immediately prior to such time he had been a consultant to numerous companies in the Dallas, Texas area since January 2001. Prior to that time, Mr. Wiedemann was Chairman and Chief Executive Officer of Assurance Medical, Incorporated, a company providing independent oversight of drug testing, with which he had been associated with since 1991. Mr. Wiedemann filed a Chapter 7 personal bankruptcy petition in 2001 and received a discharge in 2002.

      John H. Williams served until his retirement on July 31, 1999, as a Senior Vice President, Investments with Everen Securities, Inc. and had been a principal of that firm or its predecessors since May 1987. Prior to that time, Mr. Williams was associated with Thomson McKinnon Securities, Inc. and its predecessors from 1967. Mr. Williams is currently managing his personal investments, and is director of Clear Channel Communications, Inc. (NYSE-CCU).

Executive Officers of the Registrant

     Information concerning the executive officers of the Company as of March 28, 2004 is set forth below:

Name	Age	Position with the Company
Glenn W. Anderson	51	President, Chief Executive Officer and Director
Richard M. Buxton	55	Senior Vice President
Daniel J. Coots	52	Senior Vice President, Chief Financial Officer and Chief Accounting Officer
Michael S. Johnston	44	President of Personal Lines Division
Marcia L. Buehler	39	Vice President and Controller
Betty J. Graham	58	Vice President
Jackiben N. Wisdom	55	Vice President
Sam Rosen	68	Secretary and Director

     Glenn W. Anderson has served as President, Chief Executive Officer and Director of the Company since April 1998. Mr. Anderson’s background appears above under “Board of Directors of the Registrant.”

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

Code of Ethics

     The Company has adopted two codes of ethics. The first code of ethics, titled “GAINSCO, INC. Code of Ethics for Sarbanes-Oxley Section 406 Officers,” applies to the Company’s principal executive officer, principal financial officer, and principal accounting officer or controller, and persons performing similar functions, and is intended to comply with the provisions of Section 406 of the Sarbanes-Oxley Act of 2002, and the rules promulgated thereunder by the Securities and Exchange Commission (the “SEC”). Currently, it applies to Glenn W. Anderson, the Company’s President and Chief Executive Officer, and Daniel J. Coots, the Company’s Senior Vice President, Chief Financial Officer and Chief Accounting Officer. The GAINSCO, INC. Code of Ethics for Sarbanes-Oxley Section 406 Officers was designed to deter wrongdoing and to promote: (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (ii) full, fair, accurate, timely, and understandable disclosure in reports and documents that a registrant files with, or submits to, the SEC and in other public communications made by the Company; (iii) compliance with applicable governmental laws, rules and regulations; (iv) the prompt internal reporting of violations of the code of ethics to an appropriate person or persons identified in the code of ethics; and (v) accountability to the code of ethics. The Company is required to disclose in a current report on Form 8-K the nature of any amendment to the this code of ethics, or the nature of any waiver, including any implicit waiver, from a provision of this code of ethics, that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The GAINSCO, INC. Code of Ethics for Sarbanes-Oxley Section 406 Officers is attached hereto as Exhibit 14.1.

     The second code of ethics, titled “GAINSCO, INC. Code of Business Conduct for All Employees,” applies to every employee of the Company, including Messrs. Anderson and Coots. It was designed to achieve the same goals as the first code of ethics, and it is even more encompassing than the first code of ethics. The GAINSCO, INC. Code of Business Conduct for All Employees is attached hereto as Exhibit 14.2.

OTHER INFORMATION TO BE SUPPLIED

     The remainder of the information required by this Item 10 will be supplied by a Schedule 14A filing or an amendment to this Report, to be filed with the SEC no later than April 29, 2004.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item 11 will be supplied by a Schedule 14A filing or an amendment to this Report, to be filed with the SEC no later than April 29, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be supplied by a Schedule 14A filing or an amendment to this Report, to be filed with the SEC no later than April 29, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 will be supplied by a Schedule 14A filing or an amendment to this Report, to be filed with the SEC no later than April 29, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Item 14 will be supplied by a Schedule 14A filing or an amendment to this Report, to be filed with the SEC no later than April 29, 2004.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORMS 8-K

(a) Documents filed as part of the report:

     1. The following financial statements filed under Part II, Item 8:

Independent Auditors’ Report

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements, December 31, 2003, 2002 and 2001

     2. The following Consolidated Financial Statement Schedules are filed under Part II, Item 8:

Schedule	Description
I	Summary of Investments
II	Condensed Financial Information of the Registrant
III	Supplementary Insurance Information
IV	Reinsurance
VI	Supplemental Information

     3. The following Exhibits:

Exhibit No.
*3.1	Restated Articles of Incorporation of Registrant as filed with the Secretary of State of Texas on July 24, 1986 [Exhibit 3.1, filed in Registration Statement No. 33-7846 on Form S-1, effective November 6, 1986].

*3.2	Articles of Amendment to the Articles of Incorporation as filed with the Secretary of State of Texas on June 10, 1988 [Exhibit 3.2, filed in Registration Statement No. 33-25226 on Form S-1, effective November 14, 1988].

*3.3	Articles of Amendment to Articles of Incorporation as filed with the Secretary of State of Texas on August 13, 1993 [Exhibit 3.6, Form 10-K dated March 25, 1994].

*3.4	Statement of Resolution Establishing and Designating Series A Convertible Preferred Stock of Registrant as filed with the Secretary of State of the State of Texas on October 1, 1999 [Exhibit 99.18, Form 8-K dated June 29, 1999].

*3.5	Bylaws of Registrant as amended through September 6, 2001 [Exhibit 3.5, Form 8-K dated August 31, 2001].

Exhibit No.
*3.6	Statement of Resolution Establishing and Designating Series B Convertible Redeemable Preferred Stock of Registrant as filed with the Secretary of State of the State of Texas on March 22, 2001 [Exhibit 99.19, Form 8-K/A dated March 30, 2001].

*3.7	Statement of Resolution Establishing and Designating Series C Redeemable Preferred Stock of Registrant as filed with the Secretary of State of the State of Texas on March 22, 2001 [Exhibit 99.20, Form 8-K/A dated March 30, 2001].

*4.1	Form of Common Stock Certificate [Exhibit 4.6, Form 10-K dated March 28, 1997].

*4.2	Agreement dated August 26, 1994 appointing Continental Stock Transfer & Trust Company transfer agent and registrar [Exhibit 10.28, Form 10-K dated March 30, 1995].

*10.1	1990 Stock Option Plan of the Registrant [Exhibit 10.16, Form 10-K dated March 22, 1991].

*10.2	1995 Stock Option Plan of the Registrant [Exhibit 10.31, Form 10-K dated March 28, 1996].

*10.3	1998 Long Term Incentive Plan of the Registrant [Exhibit 99.8, Form 10-Q dated August 10, 1998].

*10.4	Forms of Change of Control Agreements [Exhibit 10.4, Form 10-K dated March 29, 2002].

*10.5	Employment Agreement dated April 25, 1998 between Glenn W. Anderson and the Registrant [Exhibit 99.5, Form 10-Q/A dated June 16, 1998].

*10.6	Change of Control Agreement for Glenn W. Anderson [Exhibit 99.7, Form 10-Q/A dated June 16, 1998].

*10.7	Replacement Non-Qualified Stock Option Agreement dated July 24, 1998 between Glenn W. Anderson and the Registrant [Exhibit 99.6, Form 10-Q dated August 10, 1998].

*10.8	Securities Purchase Agreement dated as of June 29, 1999 between Registrant and Goff Moore Strategic Partners, L.P. (“GMSP”) and related Series A Common Stock Purchase Warrant and Series B Common Stock Purchase Warrant [Exhibit 2.1, Form 8-K dated June 29, 1999; Exhibits 99.19 and 99.20, Form 8-K dated October 4, 1999].

*10.9	Investment Management Agreements dated October 4, 1999 between GMSP and each of Registrant, General Agents Insurance Company of America, Inc., MGA Insurance Company, Inc. and GAINSCO County Mutual Insurance Company; and Investment Management Agreement dated January 6, 2000 between GMSP and Midwest Casualty Insurance Company [Exhibit 10.11, Form 10-K dated March 30, 2000].

*10.10	Stock Purchase Agreements dated August 17, 1998 with Carlos de la Torre, McRae B. Johnston, Michael S. Johnston and Ralph Mayoral relating to acquisition by Registrant of Lalande Group and related employment agreements with them [Exhibits 99.6 to 99.13, Form 8-K dated August 26, 1998].

Exhibit No.
*10.11	Stock Purchase Agreement dated as of November 17, 1999 among Registrant, Tri-State, Ltd., Herbert A. Hill and Alan E. Heidt and related Pledge Agreement dated as of January 7, 2000 executed by the Registrant in favor of Bank One, NA and Unlimited Guaranty dated as of January 7, 2000 executed by Tri-State, Ltd. in favor of Bank One, N.A. [Exhibit 10.14, Form 10-K dated March 30, 2000].

*10.12	Agreement of Limited Partnership of GNA Investments I, L.P. dated as of November 30, 1999 between Registrant and GMSP [Exhibit 10.15, Form 10-K dated March 30, 2000].

*10.13	Professional Service Agreement dated as of October 22, 1999 between Registrant and ClientSoft, Inc. [Exhibit 10.16, Form 10-K dated March 30, 2000].

*10.14	First Amendment to Stock Purchase Agreement dated May 16, 2000 among Registrant, Tri-State, Ltd., Herbert A. Hill and Alan E. Heidt [Exhibit 10.14, Form 10-Q dated August 11, 2000].

*10.15	GAINSCO, INC. 401(k) Plan and related Adoption Agreement [Exhibit 10.14 to Form 10Q filed November 14, 2003].

*10.16	Securities Purchase Agreement dated as of February 26, 2001 between Registrant and GMSP (including exhibits) and related First Amendment to Securities Purchase Agreement, letter regarding redemption of Registrant’s outstanding Series A Convertible Preferred Stock, First Amendment to Series A Common Stock Purchase Warrant, and First Amendment to Series B Common Stock Purchase Warrant [Exhibit 2.1, Form 8-K dated March 2, 2001; Exhibits 2.2, 2.8, 99.21 and 99.22, Form 8-K/A dated March 30, 2001].

*10.17	Securities Purchase Agreement dated as of February 26, 2001 between Registrant and Robert W. Stallings (“Stallings”) (including exhibits) and related First Amendment to Securities Purchase Agreement, Assignment and Assumption Agreement between Stallings and ING Pilgrim Capital Corporation, LLC, Amendment to Assignment and Assumption Agreement, letter dated March 23, 2001 from Stallings to Registrant, and Common Stock Purchase Warrant [Exhibit 2.2, Form 8-K dated March 2, 2001; Exhibits 2.4 to 2.7 and 99.23, Form 8-K/A dated March 30, 2001].

*10.18	Consulting Agreement dated as of February 26, 2001 between Registrant and Stallings [Exhibit 99.15, Form 8-K dated March 2, 2001].

*10.19	Letter agreement dated February 27, 2002 between the Registrant and GMSP pursuant to which the Registrant exercised its right to put certain illiquid investments to GMSP for $2,087,354.27 pursuant to Section 6.9 of the Securities Purchase Agreement dated February 26, 2001 between the Registrant and GMSP, as amended [Exhibit 10.24, Form 8-K/A dated February 27, 2002].

*10.20	Agreement of Sale and Purchase dated March 7, 2002 between General Agents Insurance Company of America, Inc. and Turonian Corp. [Exhibit 10.24, Form 10-K dated March 29, 2002].

Exhibit No.
*10.21	First Amendment to Investment Management Agreements dated August 9, 2002 among Goff Moore Strategic Partners, L.P., the Registrant, General Agents Insurance Company of America, Inc., MGA Insurance Company, Inc., GAINSCO County Mutual Insurance Company and Midwest Casualty Insurance Company [Exhibit 10.25, Form 10-Q dated August 14, 2002].

*10.22	Acquisition Agreement dated August 12, 2002 among the Registrant, GAINSCO Service Corp., GAINSCO County Mutual Insurance Company, Berkeley Management Corporation and Liberty Mutual Insurance Company [Exhibit 10.26, Form 10-Q dated August 14, 2002].

*10.23	Commercial Lease Agreement dated July 31, 2002 between JaGee Real Properties, L.P. and General Agents Insurance Company of America, Inc. [Exhibit 10.27, Form 10-Q dated August 14, 2002].

*10.24	Form of Executive Severance Agreement between GAINSCO Service Corp. and each of Richard M. Buxton and Daniel J. Coots [Exhibit 10.28, Form 10-Q dated August 14, 2002].

*10.25	Representative Forms of Retention Incentive Agreement [Exhibit 10.30, Form 10-Q dated August 14, 2002].

*10.26	Acquisition Agreement dated August 12, 2002 among the Registrant, GAINSCO Service Corp., Berkeley Management Corporation, Liberty Mutual Insurance Company, and GAINSCO County Mutual Insurance Company and Amendment to Acquisition Agreement dated December 2, 2002 among the Registrant, GAINSCO Service Corp., Berkeley Management Corporation, Liberty Mutual Insurance Company, and GAINSCO County Mutual Insurance Company [Exhibit 10.26, Form 10-Q dated August 14, 2002 and Exhibit 10.32, Form 8-K filed December 5, 2002].

*10.27	Office Lease dated August 19, 2002 between Crescent Real Estate Funding X, L.P. and the Registrant [Exhibit 10.31, Form 10-Q dated November 14, 2002].

*10.28	Separation Agreement and Release dated December 17, 2002 between McRae B. Johnston and MGA Insurance Company, Inc.; Separation Agreement and Release dated December 17, 2002 among McRae B. Johnston, Registrant, National Specialty Lines, Inc., Lalande Financial Group, Inc., DLT Insurance Adjustors, Inc. and Midwest Casualty Insurance Company; Consulting Agreement dated December 17, 2002 between McRae B. Johnston and MGA Insurance Company, Inc.; and Form of Separation Agreement and Release entered into as of March 1, 2003 between McRae B. Johnston and MGA Insurance Company, Inc. [Exhibit 10.33, Form 8-K filed December 17, 2002; Exhibit 10.34, Form 8-K filed December 17, 2002; Exhibit 10.35, Form 8-K filed December 17, 2002; and Exhibit 10.36, Form 8-K filed December 17, 2002].

*10.29	Executive Severance Agreement dated as of May 8, 2003 among Michael Johnston, Registrant, National Specialty Lines, Inc., Lalande Financial Group, Inc., DLT Insurance Adjustors, Inc. and MGA Insurance Company, Inc. [Exhibit 10.33, Form 10-Q filed August 14, 2003].

11	Statement regarding Computation of Per Share Earnings (the required information is included in Note 1(m) of Notes to Consolidated Financial Statements included in this Report and no separate statement is, or is required to be, filed as an exhibit).

Exhibit No.
†14.1	Registrant’s Code of Ethics for Sarbanes-Oxley Section 406 Officers.

†14.2	Registrant’s Code of Ethics for All Employees.

†21	Subsidiaries of Registrant.

†23	Consent of KPMG LLP to incorporation by reference.

†24	Form of Power of Attorney.

†31.1	Section 302 Certification of Chief Executive Officer (certification required pursuant to Rule 13a-14(a) and 15d-14(a)).

†31.2	Section 302 Certification of Chief Executive Officer (certification required pursuant to Rule 13a-14(a) and 15d-14(a)).

†32.1	Section 906 Certification of Chief Executive Officer (certification required pursuant to 18 U.S.C. 1350).

†32.2	Section 906 Certification of Chief Financial Officer (certification required pursuant to 18 U.S.C. 1350).

*	Exhibit has previously been filed with the Commission as an exhibit in the filing designated in brackets and is incorporated herein by this reference. Registrant’s file number for reports filed under the Securities Exchange Act of 1934 is 1-9828.

†	Filed herewith (see Exhibit Index).

(b)	Reports on Form 8-K

None

(c)	Exhibits required by Item 601 of Regulation S-K.

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

By: Glenn W. Anderson, President

Date: March 29, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
Robert W. Stallings*	Chairman of the Board	March 29, 2004

Robert W. Stallings

Joel C. Puckett*	Vice Chairman of the Board	March 29, 2004

Joel C. Puckett

/s/ Glenn W. Anderson	President, Chief Executive	March 29, 2004
Officer and Director
Glenn W. Anderson

/s/ Daniel J. Coots	Senior Vice President,	March 29, 2004
Chief Financial Officer and
Daniel J. Coots	Chief Accounting Officer

Sam Rosen*	Secretary and Director	March 29, 2004

Sam Rosen

Hugh M. Balloch*	Director	March 29, 2004

Hugh M. Balloch

John C. Goff*	Director	March 29, 2004

John C. Goff

Harden H. Wiedemann*	Director	March 29, 2004

Harden H. Wiedemann

John H. Williams*	Director	March 29, 2004

John H. Williams

*By:	/s/ Daniel J. Coots

Daniel J. Coots,
Attorney in-fact
under Power of Attorney

REPORT OF MANAGEMENT

     The accompanying consolidated financial statements were prepared by the Company, which is responsible for their integrity and objectivity. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include some amounts that are based upon the Company’s best estimates and judgment. Financial information presented elsewhere in this report is consistent with the accompanying consolidated financial statements.

     The accounting systems and controls of the Company are designed to provide reasonable assurance that transactions are executed in accordance with management’s criteria, that the financial records are reliable for preparing financial statements and maintaining accountability for assets, and that assets are safeguarded against claims from unauthorized use or disposition.

     The Company’s consolidated financial statements have been audited by KPMG LLP, independent auditors. The auditors have full access to each member of management in conducting their audits.

     The Audit Committee of the Board of Directors, comprised solely of directors from outside of the Company, meets regularly with management and the independent auditors to review the work and procedures of each. The auditors have free access to the Audit Committee, without management being present, to discuss the results of their work as well as the adequacy of the Company’s accounting controls and the quality of the Company’s financial reporting. The Board of Directors, upon recommendation of the Audit Committee, appoints the independent auditors, subject to shareholder approval.

Date: March 29, 2004

/s/ Glenn W. Anderson
Glenn W. Anderson
President and Chief Executive Officer

/s/ Daniel J. Coots
Daniel J. Coots
Senior Vice President, Chief Financial Officer and Chief Accounting Officer

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders
GAINSCO, INC.:

We have audited the accompanying consolidated balance sheets of GAINSCO, INC. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GAINSCO, INC. and subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

We have also previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheets of GAINSCO, INC. and subsidiaries as of December 31, 2001, 2000 and 1999, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for the years ended December 31, 2000 and 1999 and we expressed unqualified opinions on those consolidated financial statements.

In our opinion, the information set forth in the selected financial data for each of the years in the five-year period ended December 31, 2003, appearing under Item 6 in the Company’s 2003 Form 10-K, is fairly presented, in all material respects, in relation to the consolidated financial statements from which it has been derived.

As discussed in note 1(h) to the consolidated financial statements, effective January 1, 2002, GAINSCO, INC. and subsidiaries adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” Also discussed in note 1(c) to the consolidated financial statements, GAINSCO, INC. and subsidiaries changed its method of accounting for residual interests in securitizations in 2001 as a result of the adoption of EITF 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.”

/s/ KPMG LLP
KPMG LLP

Dallas, Texas
March 5, 2004

GAINSCO, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2003 and 2002

Assets	2003	2002
Investments (note 2):
Fixed maturities:
Bonds available for sale, at fair value (amortized cost:
$37,640,725 – 2003, $59,019,871 – 2002)	$40,603,060	62,657,328
Certificates of deposit, at cost (which approximates fair value)	980,807	645,000
Short-term investments, at cost (which approximates fair value)	69,100,442	51,671,557

Total investments	110,684,309	114,973,885
Cash	1,912,981	2,512,454
Accrued investment income	623,377	714,760
Premiums receivable (net of allowance for doubtful accounts: $275,000 – 2003 and $275,000 – 2002)	4,426,370	3,684,195
Reinsurance balances receivable (net of allowance for doubtful accounts: $122,484 – 2003, $1,001,461 – 2002) (note 5)	16,060,568	31,622,971
Ceded unpaid claims and claim adjustment expenses (notes 1 and 5)	44,063,825	46,802,114
Ceded unearned premiums (note 5)	798	178,572
Deferred policy acquisition costs (note 1)	1,291,485	1,674,346
Property and equipment (net of accumulated depreciation and amortization: $4,599,783 – 2003, $5,074,441 – 2002) (note 1)	338,761	913,526
Current Federal income taxes (note 1)	—	1,055,753
Deferred Federal income taxes (net of valuation allowance: $30,768,699 – 2003, $31,972,504 – 2002) (notes 1 and 6)	—	—
Funds held by reinsurers	3,596,249	7,378,648
Other assets	2,092,888	2,268,993
Goodwill (note 1)	609,000	609,000

Total assets	$185,700,611	$214,389,217

(continued)

GAINSCO, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2003 and 2002

Liabilities and Shareholders’ Equity	2003	2002
Liabilities:
Unpaid claims and claim adjustment expenses	$120,633,225	143,270,964
Unearned premiums (notes 1 and 5)	8,595,737	8,580,082
Commissions payable	2,740,812	6,110,340
Accounts payable	2,736,294	2,631,066
Reinsurance balances payable (note 5)	232,409	—
Deferred revenue	2,310,652	4,451,261
Drafts payable	1,453,715	1,631,846
Note payable (note 4)	—	3,700,000
Deferred Federal income taxes (note 1)	1,007,194	1,236,736
Other liabilities	455,168	171,708

Total liabilities	140,165,206	171,784,003

Redeemable convertible preferred stock – Series A ($1,000 stated value, 31,620 shares authorized, 31,620 issued at December 31, 2003 and December 31, 2002), liquidation value of $31,620,000 (note 7)	24,331,000	21,343,000
Redeemable convertible preferred stock – Series B ($1,000 stated value, 3,000 shares authorized, 3,000 issued at December 31, 2003 and December 31, 2002), liquidation value of $3,936,260 (note 7)	3,855,260	3,449,057
Redeemable preferred stock – Series C ($1,000 stated value, 3,000 shares authorized, 3,000 issued at December 31, 2003 and December 31, 2002), at liquidation value (note 7)	3,936,260	3,566,057

	32,122,520	28,358,114

Shareholders’ Equity (notes 7 and 8):
Common stock ($.10 par value, 250,000,000 shares authorized, 22,013,830 issued at December 31, 2003 and December 31, 2002)	2,201,383	2,201,383
Common stock warrants	540,000	540,000
Additional paid-in capital	100,866,124	100,866,124
Accumulated other comprehensive income (notes 2 and 3)	1,955,141	2,400,722
Retained deficit	(84,455,238)	(84,066,604)
Treasury stock, at cost (844,094 shares at December 31, 2003 and December 31, 2002) (note 1)	(7,694,525)	(7,694,525)

Total shareholders’ equity	13,412,885	14,247,100

Commitments and contingencies (notes 5, 8, 9 and 11)
Total liabilities and shareholders’ equity	$185,700,611	214,389,217

See accompanying notes to consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Revenues:
Net premiums earned (note 5)	$34,389,048	60,267,023	68,727,021
Net investment income (note 2)	3,128,098	4,314,933	8,090,798
Net realized gains (note 1)	2,050,236	2,048,848	4,275,192
Other income	4,762,050	6,847,062	3,467,742

Total revenues	44,329,432	73,477,866	84,560,753

Expenses:
Claims and claims adjustment expenses (notes 1 and 5)	25,516,471	56,413,645	87,425,982
Commissions	4,117,022	7,487,346	13,339,740
Change in deferred policy acquisition costs and deferred ceding commission income (note 1)	382,861	1,513,880	(886,282)
Interest expense	104,337	310,095	842,368
Amortization of goodwill	—	—	881,965
Underwriting and operating expenses	10,832,969	14,430,090	23,591,942
Goodwill impairment	—	2,859,507	18,446,886

Total expenses	40,953,660	83,014,563	143,642,601

Income (loss) before Federal income taxes and cumulative effect of change in accounting principle	3,375,772	(9,536,697)	(59,081,848)
Federal income taxes (note 6):
Current benefit	—	(2,619,735)	(51,014)
Deferred expense	—	1,844,125	16,086,659

Total taxes	—	(775,610)	16,035,645

Income (loss) before cumulative effect of change in accounting principle	3,375,772	(8,761,087)	(75,117,493)

Cumulative effect of change in accounting principle, net of tax (note 1)	—	—	(489,554)

Net income (loss)	$3,375,772	(8,761,087)	(75,607,047)

Net loss available to common shareholder	(388,634)	(12,088,861)	(77,935,541)

(continued)

GAINSCO, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Loss per common share, basic (notes 1 and 7):
Loss before cumulative effect of change in accounting principle, per common share	$(.02)	(.57)	(3.66)
Cumulative effect of change in accounting principle, net of tax, per common share	—	—	(.02)

Net loss per common share, basic	$(.02)	(.57)	(3.68)

Loss per common share, diluted (notes 1 and 7):
Loss before cumulative effect of change in accounting principle, per common share	$(.02)	(.57)	(3.66)
Cumulative effect of change in accounting principle, net of tax, per common share	—	—	(.02)

Net loss per common share, diluted	$(.02)	(.57)	(3.68)

See accompanying notes to consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)

Years ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Preferred stock:
Balance at beginning of year	$—	—	3,162,000
Conversion of shares to redeemable preferred stock (31,620 – 2001)	—	—	(3,162,000)

Balance at end of year	—	—	—

Common stock:
Balance at beginning and end of year	2,201,383	2,201,383	2,201,383

Common stock warrants:
Balance at beginning of year	540,000	540,000	2,040,000
Repricing of Series A and Series B warrants	—	—	(1,680,000)
Issuance of warrants in connection with preferred stock	—	—	180,000

Balance at end of year	540,000	540,000	540,000

Additional paid-in capital:
Balance at beginning of year	100,866,124	100,866,124	113,540,252
Conversion of shares to redeemable preferred stock (31,620 – 2001)	—	—	(12,761,278)
Accretion of discount on preferred shares	—	—	87,150

Balance at end of year	$100,866,124	100,866,124	100,866,124

(continued)

GAINSCO, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)

Years ended December 31, 2003, 2002 and 2001

	2003		2002		2001
Retained (deficit) earnings:
Balance at beginning of year	$(84,066,604)		(71,977,743)		5,957,798
Net income (loss) for year	3,375,772	3,375,772	(8,761,087)	(8,761,087)	(75,607,047)	(75,607,047)
Accrued dividends – redeemable preferred stock (note 7)	(740,406)		(670,774)		(461,344)
Accretion of discount on preferred shares	—		—		(87,150)
Accretion of discount on redeemable preferred shares	(3,024,000)		(2,657,000)		(1,780,000)

Balance at end of year	(84,455,238)		(84,066,604)		(71,977,743)

Accumulated other comprehensive income (loss):
Balance at beginning of year	2,400,722		3,580,690		3,897,371
Unrealized losses on securities, net of reclassification adjustment, net of tax (note 3)	(445,581)	(445,581)	(1,179,968)	(1,179,968)	(316,681)	(316,681)

Comprehensive income (loss)		2,930,191		(9,941,055)		(75,923,728)

Balance at end of year	1,955,141		2,400,722		3,580,690

Treasury stock:
Balance at beginning and at end of year	(7,694,525)		(7,694,525)		(7,694,525)

Total shareholders’ equity at end of year	$13,412,885		14,247,100		27,515,929

See accompanying notes to consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$3,375,772	(8,761,087)	(75,607,047)
Adjustments to reconcile net loss to cash (used for) provided by operating activities:
Depreciation and amortization	269,637	622,496	1,848,981
Goodwill impairment	—	2,859,507	18,446,886
Impairment of other investments	—	2,010,670	2,176,231
Cumulative effect of change in accounting principle	—	—	489,554
Gain on sale of building	(181,392)	(455,056)	—
Deferred Federal income tax expense (benefit)	—	1,844,125	16,086,659
Change in accrued investment income	91,383	1,363,822	1,372,346
Change in premiums receivable	(742,175)	17,557,624	3,518,337
Change in reinsurance balances receivable	15,562,403	30,680,244	(7,808,248)
Change in ceded unpaid claims and claim adjustment expenses	2,738,289	18,768,859	(27,867,939)
Change in ceded unearned premiums	177,774	21,643,693	24,172,393
Change in deferred policy acquisition costs and deferred ceding commission income	382,861	1,513,880	(886,282)
Change in funds held asset	3,782,399	(4,945,448)	(2,443,200)
Change in other assets	176,105	2,282,030	2,875,456
Change in unpaid claims and claim adjustment expenses	(22,637,739)	(37,787,742)	16,899,187
Change in unearned premiums	15,655	(39,393,638)	(24,604,437)
Change in commissions payable	(3,369,528)	(388,102)	4,436,611
Change in accounts payable	105,228	(5,942,100)	(664,171)
Change in reinsurance balances payable	232,409	(7,774,187)	(19,380,202)
Change in deferred revenue	(2,140,609)	(4,615,563)	7,434,650
Change in drafts payable	(178,131)	(5,385,749)	(1,845,254)
Change in funds held under reinsurance agreements	—	(47,783,905)	(66,095)
Change in other liabilities	283,460	46,880	(120,555)
Change in current Federal income taxes	1,055,753	(11,939)	151,485

Net cash used for operating activities	$(1,000,446)	(62,050,686)	(61,384,654)

(continued)

GAINSCO, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Cash flows from investing activities:
Bonds available for sale:
Sold	$16,669,481	92,507,319	61,152,815
Matured	19,771,669	5,052,000	19,294,852
Purchased	(14,977,971)	(31,084,498)	(20,531,623)
Common stock purchased	(302,000)	—	—
Common stock sold	302,000	—	6,027,392
Other investments sold	—	2,111,712	382,868
Certificates of deposit matured	460,000	645,000	660,000
Certificates of deposit purchased	(795,807)	(645,000)	(460,000)
Net change in short-term investments	(17,428,885)	(6,544,976)	(4,795,577)
Sale of building	428,566	4,772,847	—
Sale of management contract	—	1,000,000	—
Property and equipment (purchased) disposed	(26,080)	281,019	622,347
Net assets disposed of through sale of subsidiary (net of cash acquired of $847,617 - 2001)	—	—	(198,765)

Net cash provided by investing activities	4,100,973	68,095,423	62,154,309

Cash flows from financing activities:
Payments on note payable	(3,700,000)	(7,100,000)	(5,200,000)
Cash dividends paid	—	—	(478,971)
Redeemable preferred stock and warrants issued (net of transaction fees)	—	—	5,365,722

Net cash used for financing activities	(3,700,000)	(7,100,000)	(313,249)

Net (decrease) increase in cash	(599,473)	(1,055,263)	456,406
Cash at beginning of year	2,512,454	3,567,717	3,111,311

Cash at end of year	$1,912,981	2,512,454	3,567,717

See accompanying notes to consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

(1)	Summary of Accounting Policies

(a)	Basis of Consolidation

The accompanying consolidated financial statements include the accounts of GAINSCO, INC. (“GNAC”) and its wholly-owned subsidiaries (collectively, the “Company”), General Agents Insurance Company of America, Inc. (“General Agents”), General Agents Premium Finance Company, Agents Processing Systems, Inc., Risk Retention Administrators, Inc., GAINSCO Service Corp. (“GSC”), Lalande Financial Group, Inc. (“Lalande”), National Specialty Lines, Inc. (“NSL”) and DLT Insurance Adjusters, Inc. (“DLT”) (Lalande, NSL and DLT collectively, the “Lalande Group”). Midwest Casualty Insurance Company (“MCIC”), wholly owned subsidiary whose accounts were included in the consolidated financial statements in 2002, 2001 and 2000 was liquidated on March 31, 2003 and all of its assets, liabilities and equity were transferred to General Agents. General Agents has one wholly owned subsidiary, MGA Insurance Company, Inc. (“MGAI”) which, in turn, owns 100% of MGA Agency, Inc. GSC has one wholly owned subsidiary, MGA Premium Finance Company. All significant intercompany accounts have been eliminated in consolidation.

The accompanying consolidated financial statements are prepared on the basis of accounting principals generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

During the second quarter of 2003 the Company reclassified the revenues and expenses of the personal auto agency operation because of its increasing materiality. This reclassification was made for all periods presented and had no impact on net income. The revenues of this operation are now presented as a component of Other income and the expenses are presented as a component of Underwriting and operating expenses. Previously the revenues and expenses were netted and shown as a component of Other income in 2002 and 2001.

(b)	Nature of Operations

On February 7, 2002, the Company announced its decision to discontinue writing commercial lines insurance business due to continued adverse claims development and unprofitable results.

During 2001 the Company was predominately a property and casualty insurance company concentrating its efforts on nonstandard markets within the commercial, personal and specialty insurance lines. Beginning in 2002 the Company became predominantly a property and casualty insurance company concentrating its efforts on nonstandard personal auto markets. During 2003 the Company was approved to write insurance in 41 states and the District of Columbia on a non-admitted basis and in 44 states and the District of Columbia on an admitted basis. The Company currently markets its nonstandard personal auto line through approximately 1,000 non-affiliated retail agencies. Approximately 95% of the Company’s gross premiums written during 2003 resulted from risks located in Florida.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

On August 12, 2002, the Company announced its decision to put itself in a position to exit its remaining active insurance business, personal auto, in as orderly and productive a fashion as possible. In June 2002, the Company entered into a letter of intent to sell its Miami, Florida based operation, the Lalande Group, to an unaffiliated party. In September 2002 negotiations in respect of the possible transaction were terminated. In conjunction with this process, the Company evaluated the related goodwill and recorded an impairment of approximately $2.9 million during the second quarter 2002. The remaining goodwill as of December 31, 2003 is $609,000 and is related to the 1998 acquisition of the Lalande Group. Operationally, the Company implemented rate increases and other measures to enhance the profit potential of this business in 2003 and its future strategic direction.

On December 2, 2002, the Company completed the sale and transfer of the management contract controlling GAINSCO County Mutual Insurance Company (“GCM”) to an affiliate of Liberty Mutual Insurance Company (“Liberty”), for a purchase price of up to $10 million, of which $1 million was paid at closing and the balance is payable in contingent payments through September 2009, but each payment is contingent on there being no material adverse change in the regulatory treatment of GCM specifically, or county mutuals generally, from legislative or regulatory administrative actions prior to the applicable payment date.

In the session of the Texas Legislature ended June 2, 2003, changes were made in the statutes governing the regulatory treatment of county mutual insurance companies in Texas. These changes prejudice the rights of the Company to receive contingent payments from Liberty, depending upon how the statutory changes and the Company’s agreement with Liberty are interpreted. The Company contacted Liberty to discuss its obligation to make the contingent payments in light of the recent legislation. Liberty’s position is that they have no obligation to make any of the $9 million contingent payments under the agreement. The Company has fully reserved its receivable due from Liberty of $484,967 (representing the excess of the Company’s cost basis in GCM over the $1,000,000 received from Liberty of at the closing of the sale transaction) as potentially uncollectible because of the statutory changes in 2003.

The Company sold the office building at 500 Commerce Street in Fort Worth, Texas, where the Company’s principal executive offices and commercial insurance operations were located, to an unaffiliated third party for $5 million on August 30, 2002. The Company recorded a gain of $455,056 from this transaction. As a result, the Company leased new office space to house its principal executive offices and commercial insurance operations.

In August 2002, the Company entered into an office lease to house the Company’s executive offices. The lease is for a term of four years, although the Company has the right to terminate the lease at its option at the end of 2005 upon payment of a termination fee of approximately $29,000. The annual rental expense is approximately $175,500. The lessor is Crescent Real Estate Funding X, L.P., an affiliate of Crescent Real Estate Equities Company, a Texas real estate investment trust f/k/a Crescent Real Estate Equities, Inc. (“Crescent”). Robert W. Stallings, GNAC’s Chairman of the Board, became a member of the Board of Trust Managers of Crescent in May 2002 and John C. Goff, a member of GNAC’s Board, is the Chief Executive Officer and Vice Chairman of the Board of Trust Managers of Crescent. Mr. Goff is deemed to be the beneficial owner of 3,630,248 common shares of Crescent, comprising 3.4% of the beneficial ownership of such shares. Mr. Stallings is deemed to be the beneficial owner of 22,000 common shares of Crescent, comprising less than

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

1% of the beneficial ownership of such shares.

In July 2002 the Company also entered an office lease with an unaffiliated third party, to house the Company’s commercial insurance operations. The lease is for a term of five years, although the Company may terminate the lease at its option after the expiration of three years. The annual base rental expense is $105,770.

GNAC needs cash during the next twelve months primarily for: (1) preferred stock dividends, (2) administrative expenses, and (3) investments. The primary source of cash to meet these obligations are statutory permitted payments from its insurance subsidiary, General Agents. GNAC believes the cash dividends from General Agents should be sufficient to meet its expected obligations for 2004. See Note (7) Shareholders Equity.

(c)	Investments

Bonds available for sale are stated at fair value with changes in fair value recorded as a component of comprehensive income. Short-term investments are stated at cost.

The following schedule summarizes the components of other investments as of December 31, 2001. There were no other investments as of December 31, 2003 or 2002.

	As of December 31, 2001
	Fair Value	Cost
Equity investments	$1,058,613	1,058,613
Marketable securities	24,358	23,113
Note receivable	1,028,741	1,028,741

Total other investments	$2,111,712	2,110,467

The equity investments were predominately private equity investments that were not traded in public markets and cost was considered to approximate fair value. Cost was considered to approximate fair value for the equity investments and the note receivable because they were carried at the amount recoverable from Goff Moore Strategic Partners, L.P. (“GMSP”) under the put option as discussed below. The Company held an embedded derivative financial instrument in common stock warrants attached to the note receivable. As of December 31, 2001, the exercise price of the warrants was not determinable and, therefore, the warrants were not recorded in the financial statements.

The 2001 agreement with GMSP, described in Note 8, provided an opportunity to convert the equity investments and the note receivable with a cost of $4.2 million to cash as of November 2002, as follows: the Company could at its option require GMSP to purchase these investments for $2.1 million, less any future cash received prior to November 2002 from the investments. GMSP could at its option require the Company to sell the equity investments and the note receivable to GMSP for $4.2 million, less any future cash received prior to November 2002 from the investments. During the second quarter of 2001, the Company recognized a permanent impairment of these investments and wrote down the carrying value to the amount recoverable

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

from GMSP under the put. This write down amounted to $2,176,231 and was recorded as a realized capital loss in the Statement of Operations. In February 2002, GMSP consented to the early exercise of the Company’s option, and the Company exercised its option to require GMSP purchase the illiquid investments for approximately $2.1 million.

The marketable securities were sold in the first quarter of 2002 for a small gain.

The “specific identification” method is used to determine costs of investments sold. Provisions for possible losses are recorded only when the values have experienced impairment considered “other than temporary” by a charge to realized losses resulting in a new cost basis of the investment.

Realized gains and losses on investments for the years ended December 31, 2003, 2002 and 2001 are presented in the following table:

	Years ended December 31
	2003	2002	2001
Realized gains:
Bonds	$1,867,079	4,076,680	3,576,530
Common stock	2,600	—	2,730,923
Sale of subsidiary	—	—	281,667
Sale of building	181,392	455,056	—
Other investments	—	—	20,265

Total realized gains	2,051,071	4,531,736	6,609,385

Realized losses:
Bonds	—	470,891	17,456
Impairment of bonds	—	2,010,670
Other investments	835	1,327	140,506
Impairment of other investments	—	—	2,176,231

Total realized losses	835	2,482,888	2,334,193

Net realized gains (losses)	$2,050,236	2,048,848	4,275,192

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

In August 2002, the Company’s Investment Management Agreements with GMSP were amended to reduce, effective as of October 1, 2002, the minimum aggregate monthly payment to GMSP from $75,000 to $63,195 (with respect to each calendar month from October 2002 through September 2003), $53,750 (with respect to each calendar month from October 2003 through September 2004), and $45,417 (with respect to each calendar month after September 2004). The amendment also extended the date upon which either party to each of the investment management agreements can terminate such agreements at its sole option from October 4, 2002 to September 30, 2005.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

During 2001, approximately $61.2 million in bond securities were sold for a pre-tax gain of $3,576,530 in order to generate realized capital gains and offset the Company’s realized capital loss carryforward for Federal income tax purposes.

Proceeds from the sale of bond securities totaled $16,669,481, $92,507,319, and $61,152,815 in 2003, 2002 and 2001, respectively. Proceeds from the sale of common stocks totaled $302,000 in 2003 and $6,027,392 in 2001. There were no sales of common stocks in 2002. Proceeds from the sale of other investments totaled $2,111,712 and $382,868 in 2002 and 2001, respectively. There were no sales of other investments in 2003.

(d)	Financial Instruments

For premiums receivable, which include premium finance notes receivable, and all other accounts (except investments) defined as financial instruments in the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 107, “Disclosures About Fair Values of Financial Instruments,” the carrying amount approximates fair value due to the short-term nature of these instruments. The carrying amount of notes payable approximates fair value due to the variable interest rate on the note. These balances are disclosed on the face of the balance sheets.

Fair values for investments, disclosed in Note 2, were obtained from independent brokers and published valuation guides.

(e)	Deferred Policy Acquisition Costs and Deferred Ceding Commission Income

Policy acquisition costs, principally commissions, premium taxes and certain marketing and underwriting expenses, are deferred and charged to operations over periods in which the related premiums are earned. The marketing expenses are predominately salaries, salary related expenses and travel expenses of the Company’s marketing representatives who actively solicit business from the independent general agents. Deferred ceding commission income represents commissions received from reinsurers for premiums ceded to reinsurers, which have not been earned by the Company since the related premiums have not yet been earned. Commission income is paid to the Company by reinsurers as a recovery of the Company’s acquisition costs. FASB Statement of Financial Accounting Standards No. 113, paragraphs 18.b and 29, requires this revenue to reduce applicable unamortized acquisition costs in such a manner that unamortized acquisition costs are capitalized and charged to expense in proportion to net revenue recognized. The change in the resulting deferred asset is charged (credited) to operations. The Company utilizes investment income when assessing recoverability of deferred policy acquisition costs. The Company recorded impairments on its deferred policy acquisition costs at December 31, 2002 of $28,386 and at December 31, 2001 of $2,487,009 related to the property and commercial auto lines of business.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

Information relating to these net deferred amounts, as of and for the years ended December 31, 2003, 2002 and 2001 is summarized as follows:

	2003	2002	2001
Asset balance, beginning of period	$1,674,346	3,188,226	2,301,944

Deferred commissions	4,078,890	8,150,820	22,961,339
Deferred premium taxes, boards & bureaus and fees	675,102	1,321,660	2,410,409
Deferred marketing and underwriting expenses	—	—	2,346,330
Deferred ceding commission income	—	(7,955)	(4,274,975)
Amortization	(5,136,852)	(10,950,019)	(20,069,812)
Impairment	—	(28,386)	(2,487,009)

Net change	(382,861)	(1,513,880)	886,282

Asset balance, end of period	$1,291,485	1,674,346	3,188,226

The decrease in deferred commissions and deferred premium taxes, boards & bureaus and fees in 2003 and in 2002 is primarily attributable to the decrease in premium writings in 2003 and 2002. The decrease in deferred ceding commission income in 2002 is primarily related to the run-off of the quota share treaties in 2002.

The decrease in deferred commissions in 2001 is primarily attributable to the decrease in premium writings in 2001. The decrease in deferred ceding commission income in 2001 is primarily related to the decrease in the quota share cession percentages and the decrease in writings in 2001.

(f)	Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets (30 years for buildings and primarily 5 years for furniture and 3 years for software and equipment).

The following schedule summarizes the components of property and equipment:

	As of December 31
	2003	2002
Land	$14,000	127,070
Buildings	48,596	1,007,910
Furniture and equipment	2,149,508	2,186,387
Software	2,726,440	2,666,600
Accumulated depreciation and amortization	(4,599,783)	(5,074,441)

	$338,761	913,526

The decrease in land and building is a result of the sale of an office building the Company was leasing to an unaffiliated party. The decrease in accumulated depreciation and amortization is a result of the disposals in all categories.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

(g)	Software Costs

Computer software costs relating to programs for internal use are recorded in property and equipment and are amortized using the straight-line method over five years or the estimated useful life, whichever is shorter.

(h)	Goodwill

Goodwill represents the excess of purchase price over fair value of net assets acquired. In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“Statement 141”) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“Statement 142”). Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”

The Company adopted the provisions of Statement 141 effective July 1, 2001 and Statement 142 effective January 1, 2002. The adoption of Statement 141 had no impact on the consolidated financial statements. The adoption of Statement 142 resulted in the Company no longer amortizing the remaining goodwill. As of the date of adoption, the Company had unamortized goodwill in the amount of $3,468,507 that was subject to the transition provisions of Statements 141 and 142. Had Statement 142 been adopted in 2001, there would have been no change in net income for the year ended December 31, 2001.

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

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“Statement 144”), establishing financial accounting and reporting for the impairment or disposal of long-lived assets. Statement 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted the provisions of Statement 144 effective January 1, 2002. Pursuant to Statement 144 the discontinuance of commercial lines has not been reported as discontinued operations. The adoption of Statement 144 had no other effect on the Company’s financial position or results of operation.

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

In 2001, the Company decided to no longer pursue a long-term geographic expansion strategy in nonstandard personal auto beyond that of its core operation in Florida, and sold Tri-State to Tri-State’s former owner for $935,000 in cash on August 31, 2001. The remaining goodwill associated with the Tri-State acquisition of $5,086,283 was recorded as goodwill impairment during the second quarter of 2001. The Company recognized a capital loss for tax purposes of $5,066,423 from this sale during the second quarter of 2001.

Goodwill impairment in 2001 was a result of the Company’s decision to no longer pursue a long-term geographic expansion strategy in nonstandard personal auto beyond that of its core operation in Florida and to sell its Tri-State agency subsidiary. Tri-State was acquired by the Company in the first quarter of 2000 but ultimately it proved unprofitable under the Company’s ownership. Because of the profitability issues surrounding the Lalande Group, (see below), the Company decided in the second quarter of 2001 to sell Tri-State to its former owner so that the Company could focus all of its nonstandard personal auto efforts solely on the Lalande Group. As a result the remaining goodwill associated with the Tri-State acquisition was written off in the second quarter of 2001. In December 2001 the Company recorded an impairment of $13,360,603 on the goodwill associated with the 1998 acquisition of the Lalande Group. The Company acquired the Lalande Group in the fourth quarter of 1998, it produced a small profit in 1999, but in 2000 it produced a loss. At the end of 2000 the Company was expecting a significant improvement and profitability from the Lalande Group in 2001. Throughout 2001 the Company continued to implement actions to return this business to profitability. While results in 2001 showed improvement, the Lalande Group remained unprofitable. In the fourth quarter of 2001 the Company concluded that the value of this operation was significantly below what the Company had paid and accordingly recorded the impairment against goodwill based upon then current estimated market valuation levels of agencies in the nonstandard personal auto marketplace. Goodwill impairment in 2002 is a result of the Company positioning itself for an exit from the nonstandard personal auto business in the second quarter of 2002 and the consideration of a sale of the Lalande Group. A re-evaluation of goodwill for the Lalande Group was made during this period and an additional impairment of $2,859,507 was recorded. This re-evaluation was based upon market indications of value contained in a proposal from a potentially interested acquiring party and upon the uncertainty of achieving likely value levels.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

The remaining goodwill as of December 31, 2003 is $609,000 and is related to the 1998 acquisition of the Lalande Group and reflects a value no less than the estimated fair valuation of combined agency and claims handling operations of this type in the nonstandard personal auto marketplace. Effective in 2002, goodwill is no longer amortized but will be subject to an impairment test based on its estimated fair value. Therefore, additional impairment losses could be recorded in future periods.

(i)	Treasury Stock

The Company records treasury stock in accordance with the “cost method” described in Accounting Principles Board Opinion (“APB”) 6. The Company held 844,094 shares of Common Stock as treasury stock at December 31, 2003 and 2002 with a cost basis of $9.12 per share.

(j)	Revenue Recognition

Premiums are recognized as earned on a pro rata basis over the period the Company is at risk under the related policy. Unearned premiums represent the portion of premiums written which are applicable to the unexpired terms of policies in force. NSL’s net commission revenues are recognized as earned on a pro rata basis over the policy period.

(k)	Claims and Claim Adjustment Expenses

Accidents generally result in insurance companies paying under the insurance policies written by them amounts to individuals or companies for the risks insured. Months and sometimes years may elapse between the occurrence of an accident, reporting of the accident to the insurer and payment of the claim. Insurers record a liability for estimates of claims that will be paid for accidents reported to them, which are referred to as “case reserves”. In addition, since accidents are not always reported promptly upon the occurance and because the assessment of existing known claims may change over time with the development of new facts, circumstances and conditions, insurers estimate liabilities for such items, which are referred to as “IBNR” reserves.

The Company maintains reserves for the payment of claims and claim adjustment expenses for both case and IBNR under policies written by its subsidiaries. These claims reserves are estimates, at a given point in time, of amounts that the Company expects to pay on incurred claims based on facts and circumstances then known. The amount of case claim reserves is primarily based upon a case-by-case evaluation of the type of claim involved, the circumstances surrounding the claim, and the policy provisions relating to the type of claim. The amount of IBNR claims reserves is determined on the basis of historical information and anticipated future conditions by lines of insurance and actuarial review. Reserves for claim adjustment expenses are intended to cover the ultimate costs of settling claims, including investigation and defense of lawsuits resulting from such claims. Inflation is implicitly reflected in the reserving process through analysis of cost trends and review of historical reserve results.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

The process of establishing claims reserves is an imprecise science and reflects significant judgmental factors. In many liability cases, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured claim and the settlement of the claim. The actual emergence of claims and claim adjustment expenses may vary, perhaps materially, from the Company’s estimate thereof, because (a) estimates of claims and claim adjustment expense liabilities are subject to large potential errors of estimation as the ultimate disposition of claims incurred prior to the financial statement date, whether reported or not, is subject to the outcome of events that have not yet occurred (e.g., jury decisions, court interpretations, legislative changes (even after coverage is written and reserves are initially set) that broaden liability and policy definitions and increase the severity of claims obligations, subsequent damage to property, changes in the medical condition of claimants, public attitudes and social/economic conditions such as inflation), (b) estimates of losses do not make provision for extraordinary future emergence of new classes of losses or types of losses not sufficiently represented in the Company’s historical data base or which are not yet quantifiable, and (c) estimates of future costs are subject to the inherent limitation on the ability to predict the aggregate course of future events.

Ultimate liability may be greater or lower than current reserves. Reserves are monitored by the Company using new information on reported claims and a variety of statistical techniques. The Company does not discount to present value that portion of its claim reserves expected to be paid in future periods. Beginning in the third quarter of 2002 and for each quarter thereafter, the Company sets reserves equal to the selected reserve estimate as established by an independent actuarial firm. Formerly reserves were set based upon actuarial analysis by an actuary who was an employee of the Company and these reserves were reviewed annually by an independent actuarial firm.

The following table sets forth the changes in unpaid claims and claim adjustment expenses, net of reinsurance cessions, as shown in the Company’s consolidated financial statements for the periods indicated:

	As of and for the
	years ended December 31
	2003	2002	2001
	(Amounts in thousands)
Unpaid claims and claim adjustment expenses, beginning of period	$143,271	181,059	164,160
Less: Ceded unpaid claims and claim adjustment expenses, beginning of period	46,802	65,571	37,703

Net unpaid claims and claim adjustment expenses, beginning of period	96,469	115,488	126,457

Net claims and claim adjustment expense incurred related to:
Current period	22,965	50,518	56,920
Prior periods	2,551	5,896	30,506

Total net claim and claim adjustment expenses incurred	25,516	56,414	87,426

Net claims and claim adjustment expenses paid related to:
Current period	13,381	23,203	26,776
Prior periods	32,035	52,230	71,619

Total net claim and claim adjustment expenses paid	45,416	75,433	98,395

Net unpaid claims and claim adjustment expenses, end of period	76,569	96,469	115,488
Plus: Ceded unpaid claims and claim adjustment expenses, end of period	44,064	46,802	65,571

Unpaid claims and claim adjustment expenses, end of period	$120,633	143,271	181,059

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

The decrease in the unpaid claims and claim adjustment expenses during 2003 is primarily attributable to the exiting of commercial lines and the orderly run-off of the remaining commercial lines claims. The commercial general liability lines recorded unfavorable development in the 2000 and 2001 accident years, which was offset to some extent with favorable development recorded for the commercial auto and nonstandard personal auto lines in the 1999 and 2002 accident years. For 2002 the development in claims and claim adjustment expenses incurred was primarily the result of unanticipated development of commercial auto claims for the 2001 and 2000 accident years and commercial general liability claims for the 2001, 2000, 1999, 1997 and 1993 accident years. For 2001 the development in claims and claim adjustment expenses incurred was primarily the result of unanticipated development of commercial auto and commercial general liability claims for the 2000, 1999 and 1998 accident years. At December 31, 2003 the Company believes that the unpaid claims and claim adjustment expenses and the reinsurance agreements currently in force are sufficient to support the future emergence of prior year claim and claim adjustment expenses.

(l)	Income Taxes

The Company and its subsidiaries file a consolidated Federal income tax return. Deferred income tax items are accounted for under the “asset and liability” method which provides for temporary differences between the reporting of earnings for financial statement purposes and for tax purposes, primarily deferred policy acquisition costs, the discount on unpaid claims and claim adjustment expenses, net operating loss carry forwards and the nondeductible portion of the change in unearned premiums. The Company did not pay income taxes during 2003, 2002 and 2001. The Company received Federal income tax refunds totaling $250,000 during 2001.

The Company recognized a current tax benefit of $2,607,796 during 2002 as a result of a carry back of alternative minimum tax losses. A change in the tax law during 2002 extended the carry back period for losses to offset income in earlier periods. As a result, the Company was entitled to a tax refund, which it received in October 2002.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

(m)	Earnings Per Share

The following table sets forth the computation of basic and diluted loss per share:

	Years ended December 31
	2003	2002	2001
Basic loss per share:
Numerator:
Net income (loss)	$3,375,772	(8,761,087)	(75,607,047)
Less: Preferred stock dividends	740,406	670,774	461,344
Less: Accretion of discount on preferred stock	3,024,000	2,657,000	1,867,150

Net loss available to common shareholders	$(388,634)	(12,088,861)	(77,935,541)

Denominator:
Weighted average shares outstanding	21,169,736	21,169,736	21,169,736

Basic loss per share	$(0.02)	(0.57)	(3.68)

Diluted loss per share:
Numerator:
Net income (loss)	$3,375,722	(8,761,087)	(75,607,047)

Denominator:
Weighted average shares outstanding	21,169,736	21,169,736	21,169,736
Effect of dilutive securities:
Convertible preferred stock	—	—	1,430,769

Weighted average shares and assumed conversions	21,169,736	21,169,736	22,600,505

Diluted loss per share (1)	$(0.02)	(0.57)	(3.68)

(1)	The effects of convertible preferred stock and common stock equivalents are antidilutive for the 2003, 2002 and 2001 periods; therefore, diluted loss per share is reported the same as basic loss per share. Series A and Series B Preferred Stock are convertible into an aggregate of 7,533,333 shares of Common Stock. Warrants can be exercised to purchase an aggregate of 4,150,000 shares of Common Stock and options can be exercised to purchase an aggregate of 725,568 shares of Common Stock. Convertible preferred stock and common stock equivalents are convertible or exercisable at prices in excess of the price of the Common Stock on December 31, 2003.

(n)	Stock-Based Compensation

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“Statement 123”). Statement 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument. Under Statement 123, the Company elects to measure compensation costs using the intrinsic value based method of accounting prescribed by APB 25 “Accounting for Stock Issued to Employees”.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123.” This Statement amends FASB Statement No. 123, “Accounting for Stock Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

The Company applies APB 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost been determined consistent with Statement 123 for the options granted, the Company’s net income and earnings per share would have been the pro forma amounts indicated below:

	Years ended December 31
	2003		2002		2001
	As reported	Pro forma	As reported	Pro forma	As reported	Pro forma
Net income (loss)	$3,375,772	3,096,617	(8,761,087)	(9,091,758)	(75,607,047)	(76,268,498)
Less: Preferred stock Dividends	740,406	740,406	670,774	670,774	461,344	461,344
Less: Accretion of discount on preferred stock	3,024,000	3,024,000	2,657,000	2,657,000	1,867,150	1,867,150

Net loss available to common shareholders	$(388,634)	(667,788)	(12,088,861)	(12,419,532)	(77,935,541)	(78,596,992)

Basic loss per common share	$(.02)	(.03)	(.57)	(.59)	(3.68)	(3.71)
Diluted loss per common share	$(.02)	(.03)	(.57)	(.59)	(3.68)	(3.71)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 31.81 to 32.00% for 2000 and 25.3 to 28.4% for 1999, risk free interest rates of 6.31 to 6.66% for 2000 and 6.58% for 1999, expected dividend yields of 1.23 to 1.27% for 2000 and 1.2% for 1999, and an expected life of 7.5 years for 2000 and 1999.

There were no options granted during 2003, 2002 and 2001.

(o)	Contractual Obligations

The following table summarizes the Company’s contractual obligations as of December 31, 2003.

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	Amounts in thousands
Operating leases	$5,018	$1,358	$2,466	$1,194	$—
Employment agreements	1,133	340	793	—	—
Investment management agreements	1,029	620	409	—	—
Retention agreements	721	34	687	—	—
Consulting agreements	675	300	375	—	—

Total contractual obligations	$8,576	$2,652	$4,730	$1,194	$—

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

(p)	Accounting Pronouncements

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“Statement 149”). This statement clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement is generally effective for contracts entered into or modified after September 30, 2003, and all provisions should be applied prospectively. The Company adopted Statement 149 on October 1, 2003. Statement 149 did not have a material effect on the Company’s financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“Statement 150”). This statement does not have an impact on the current accounting by the Company as all of the Company’s series of Preferred Stock are not considered “mandatory redeemable financial instruments” based on Statement 150’s definition, and therefore are not subject to the accounting treatment under paragraph 9 of Statement 150. All three series of Preferred Stock are currently classified as temporary equity pursuant to SEC ASR 268 and EITF Topic No. D-98. Rule 5-02.28 of SEC Regulation S-X requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (1) at a fixed or determinable price on a fixed or determinable date; (2) at the option of the holder; or (3) upon the occurrence of an event that is not solely within the control of the issuer.

In December 2003, the FASB issued a revision to Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” that was originally issued in January 2003. This interpretation as revised addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. This Interpretation requires certain disclosures in financial statements issued after January 31, 2003. The Company adopted FASB Interpretation No. 46 as revised January 2003. FASB Interpretation 46 as revised did not have a material effect on the Company’s financial statements.

(2)	Investments

The following schedule summarizes the components of net investment income:

	Years ended December 31
	2003	2002	2001
Investment income on:
Fixed maturities	$3,428,649	5,423,135	11,022,596
Common stocks	—	209	378,980
Other investments	—	—	1,418
Short-term investments	496,118	605,456	1,288,027

	3,924,766	6,028,800	12,691,021
Investment expenses	(796,668)	(1,713,867)	(4,600,223)

Net investment income	$3,128,098	4,314,933	8,090,798

The decrease in investment expenses in 2003 was due to there being no interest charge from the reserve reinsurance cover agreement in 2003 and the amendment to the Investment Management Agreements with GMSP. The decrease in investment expenses in 2002 was primarily due to the interest charge required under the reserve reinsurance cover agreement the Company entered into effective December 31, 2000. The Company was required to maintain a funds held liability and to increase the liability at an annual

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

interest rate of 7.5%. On March 29, 2002 the reinsurer exercised its option to transfer the trust assets collateralizing the funds held liability to itself and the obligation of the Company to fund the liability at a 7.5% interest rate ceased, therefore investment expenses decreased in 2002.

In August 2002, the Company’s Investment Management Agreements with GMSP were amended to reduce, effective as of October 1, 2002, the minimum aggregate monthly payment to GMSP from $75,000 to $63,195 (with respect to each calendar month from October 2002 through September 2003), $53,750 (with respect to each calendar month from October 2003 through September 2004), and $45,417 (with respect to each calendar month after September 2004). The amendment also extended the date upon which either party to each of the investment management agreements can terminate such agreements at its sole option from October 4, 2002 to September 30, 2005.

The following schedule summarizes the amortized cost and estimated fair values of investments in debt securities:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Amounts in thousands)
Fixed maturities:
Bonds available for sale:
U.S. Government and government backed securities – 2003	$11,800	207	—	12,007
U.S. Government and government backed securities – 2002	24,217	730	—	24,947
Tax-exempt state & municipal bonds – 2003	—	—	—	—
Tax-exempt state & municipal bonds – 2002	465	15	—	480
Corporate bonds – 2003	25,841	2,775	(20)	28,596
Corporate bonds – 2002	34,338	3,105	(212)	37,231
Certificates of deposit – 2003	981	—	—	981
Certificates of deposit – 2002	645	—	—	645
Total Fixed maturities – 2003	$38,622	2,982	(20)	41,584
Total Fixed maturities – 2002	59,665	3,850	(212)	63,303

The following schedule summarizes the gross unrealized losses showing the length of time that investments have been continuously in an unrealized loss position as of December 31, 2003:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(amounts in thousands)
US Government and government backed securities	$379	—	—	—	379	—
Corporate bonds	1,440	20	—	—	1,440	20

Total temporarily impaired Securities	$1,819	20	—	—	1,819	20

None of the investments have been in an unrealized loss position for longer than one year. The unrealized losses are considered temporary, they are primarily the result of interest rate fluctuations and they comprise less than 1% of Total shareholders’ equity. The Company expects to receive all interest and principal payments on these investments if they are held to maturity. At December 31, 2003, all of these investments were reviewed and the Company believes there are no indications of impairment.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

As of December 31, 2003 the Standard and Poor’s ratings on the Company’s bonds available for sale were in the following categories: 30% AAA, 7% AA, 24% A, 14% BBB, 20% B and 5% CCC.

The amortized cost and estimated fair value of debt securities at December 31, 2003 and 2002, by maturity, are shown below.

	2003		2002
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Amounts in thousands)
Due in one year or less	$7,894	8,146	20,392	20,779
Due after one year but within five years	20,265	21,608	25,783	27,319
Due after five years but within ten years	10,463	11,830	9,943	10,782
Due after ten years but within twenty years	—	—	3,547	4,423
Due beyond twenty years	—	—	—	—

	$38,622	41,584	59,665	63,303

Investments of $11,719,765 and $13,731,408, at December 31, 2003 and 2002, respectively, were on deposit with various regulatory bodies as required by law.

(3)	Accumulated Other Comprehensive Income (Loss)

The following schedule presents the components of the change in accumulated other comprehensive (loss) income:

	Years ended December 31
	2003	2002	2001
Unrealized gains (losses) on securities:
Unrealized holding gains during period	$1,193,722	1,815,607	5,689,937
Less: Reclassification adjustment for amounts included in net income for realized gains (losses)	1,868,844	3,604,462	6,169,756

Other comprehensive loss before Federal income taxes	(675,122)	(1,788,855)	(479,819)
Federal income tax benefit	(229,541)	(608,887)	(163,138)

Other comprehensive loss	$(445,581)	(1,179,968)	(316,681)

The 2003 reclassification adjustment for amounts included in net income for realized gains (losses) excludes the realized gain on the sale of an office building because this amount was not a component of accumulated other comprehensive income as of December 31, 2002. The 2002 reclassification adjustment for amounts included in net income for realized gains (losses) excludes the realized gain on the sale of the former home office building and the realized loss due to the impairment of bonds because these amounts were not a component of accumulated other comprehensive income as of December 31, 2001. The 2001 reclassification adjustment for amounts included in net income for realized gains (losses) excludes the realized gain on the sale of subsidiary and the realized loss due to the impairment of other investments because these amounts were not a component of accumulated other comprehensive income as of December 31, 2000.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

(4)	Note Payable

In November 1998, the Company entered into a credit agreement with a commercial bank pursuant to which it borrowed $18,000,000. After various amendments and prepayments of principal, in September 2003 the Company paid the entire remaining balance on the note payable of $1,761,000 and terminated the credit agreement. As a result of this prepayment, the Company no longer has outstanding any indebtedness for money borrowed.

The Company recorded interest expense of $104,377, $310,095 and $842,368 during 2003, 2002 and 2001, respectively. The Company paid interest of $104,377, $354,140 and $920,227 during 2003, 2002 and 2001, respectively. The Company made unscheduled principal payments of $3,700,000 in 2003. The Company made a scheduled principal payment of $500,000 and an unscheduled principal prepayment of $500,000 in 2002. The Company made unscheduled principal prepayments of $3,200,000 in 2001.

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

Effective December 31, 2000 the Company entered into a quota share reinsurance agreement whereby the Company ceded 100% of its commercial auto liability unearned premiums and 50% of all other commercial business unearned premiums at December 31, 2000 to a non-affiliated reinsurer. For policies with an effective date of January 1, 2001 through December 31, 2001, the Company entered into a quota share reinsurance agreement whereby the Company ceded 20% of its commercial business to a non-affiliated reinsurer. Also effective December 31, 2000, the Company entered into a reserve reinsurance cover agreement with a non-affiliated reinsurer. This agreement reinsures the Company’s ultimate net aggregate liability in excess of $32,500,000 up to an aggregate limit of $89,650,000 for net commercial auto liability losses and loss adjustment expense incurred but unpaid as of December 31, 2000. At December 31, 2003 a deferred reinsurance gain of $2,310,652 has been recorded in Deferred revenues and $1,544,410 has been recorded in Other income. The Deferred revenue will be recognized in income in future periods based upon the ratio of claims paid in the $57,150,000 layer to the total of the layer. The Company established a reinsurance balance receivable and a liability for funds held under reinsurance

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

agreements for the reserves transferred at December 31, 2001 and December 31, 2000. Also in connection with this agreement, the Company was required to maintain assets in a trust fund with a fair value at least equal to the funds held liability. The trust fund was established during the third quarter of 2001 and at December 31, 2001 the assets in the trust had a fair value of $49,553,698. Because the Company’s statutory policyholders’ surplus fell below certain levels specified in the agreement, the reinsurer had the option to direct the trustee to transfer the assets of the trust to the reinsurer. On March 29, 2002, the reinsurer exercised this option and the trust assets were transferred to the reinsurer. As a result, investments and funds held under reinsurance agreements were reduced by approximately $44,000,000. The Company recorded a realized gain of approximately $486,000 as a result of these transactions. The reinsurer continues to be responsible for reimbursing the Company for claim payments covered under this agreement.

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

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

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

Prior to 2002, for its nonstandard personal auto coverages, the Company has excess casualty clash reinsurance for $5,000,000 in ultimate net losses on any one accident in excess of $1,000,000 in ultimate net losses arising out of each accident. Beginning in 2002, the Company has excess casualty clash reinsurance for 35% of $5,000,000 in ultimate net losses on any one accident in excess of $1,000,000 in ultimate net losses arising out of each accident.

The Company’s nonstandard personal auto business is produced by NSL and, prior to August 1, 2001, by Tri-State or written on a direct basis through MCIC. For business produced by NSL with an effective date of April 1, 2000 through December 31, 2000, the Company has excess of loss reinsurance for 100% of claims in excess of $25,000 up to the $100,000 policy limits and quota share reinsurance for 20% of the first $25,000 of claims resulting in a maximum net claim retention per risk of $20,000. For business produced by NSL with an effective date of January 1, 2001 through December 31, 2001, the Company has excess of loss reinsurance for 100% of claims in excess of $25,000 up to the $100,000 policy limits and quota share reinsurance for 50% of the first $25,000 of claims resulting in a maximum net claim retention per risk of $12,500. Effective December 31, 2001, the Company’s personal lines excess of loss and quota share reinsurance treaties expired and were not replaced. Under the terms of these treaties, the reinsurer remains liable for claims with regard to policies in force at the date of expiration. For 2002 the Company wrote nonstandard personal auto policies with limits up to $25,000. In 2003 and 2004 nonstandard personal auto policy limits do not exceed $40,000.

For business produced by Tri-State or written on a direct basis with MCIC with an effective date prior to August 1, 2001, the Company has excess of loss reinsurance for 100% of claims in excess of $25,000 up to the $100,000 policy limits and quota share reinsurance for 50% of the first $25,000 of claims resulting in a maximum net claim retention per risk of $12,500.

For 2001, the Company carried catastrophe property reinsurance to protect it against catastrophe occurrences for 95% of the property claims that exceed $1,500,000 but do not exceed $13,000,000 for a single catastrophe as well as second event catastrophe property reinsurance for 100% of $1,000,000 excess of $500,000 on a second catastrophic event. In 2002, the Company carried catastrophe property reinsurance to protect it against catastrophe occurrences for property claims that exceed $500,000 but do not exceed $7,000,000. The Company did not have catastrophe reinsurance for business written in 2003 because of the exit from commercial lines and because the cost for coverage for the remaining personal lines was determined to be excessive in relation to the evaluation of risks to be retained. For 2004 the Company has catastrophe reinsurance on its nonstandard personal auto physical damage business for property claims of $1,500,000 in excess of $500,000 for a single catastrophe, as well as aggregate catastrophe property reinsurance for $1,500,000 in excess of $750,000 in the aggregate.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

Effective August 1, 2001, MGAI and MCIC entered into a fronting arrangement with Tri-State. All business written under this fronting arrangement was ceded to a non-affiliated reinsurer rated “A+ (Superior)” by Best’s. The reinsurer has fully indemnified the Company against business, credit and insurance risk. This fronting arrangement was placed into run off during the second quarter of 2002.

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

GCM had entered into fronting arrangements with non-affiliated insurance companies. GCM retained no portion, as the business written under these agreements was 100% ceded. The balances in such accounts as of December 31, 2001 were $11,548,559. These fronting arrangements continued with GCM after its sale in December 2002 and the Company is no longer involved.

The amounts deducted in the consolidated financial statements for reinsurance ceded as of and for the years ended December 31, 2003, 2002 and 2001 respectively, are set forth in the following table.

	2003	2002	2001
Premiums earned	$83,183	17,748,690	71,935,247
Premiums earned – Florida business	$—	(8,687)	598,135
Premiums earned – fronting arrangements	$140,970	7,747,565	17,605,870
Claims and claim adjustment expenses	$148,600	22,977,004	68,950,651
Claims and claim adjustment expenses – Florida business	$(504,782)	703,768	1,075,935
Claims and claim adjustment expenses – plan servicing	$2,668	(642,854)	409,339
Claims and claim adjustment expenses – fronting arrangements	$(745,052)	(2,569,379)	11,645,471

Claims ceded to the commercial automobile plans of Arkansas, California, Louisiana, Mississippi and Pennsylvania are designated as “plan servicing”.

The amounts included in the Consolidated Balance Sheets for reinsurance ceded under fronting arrangements and reinsurance ceded to the commercial automobile plans of Arkansas, California, Louisiana, Mississippi, and Pennsylvania were as follows:

	2003	2002	2001
Unearned premiums – Florida business	$—	—	—
Unearned premiums – fronting arrangements	$—	106,145	6,135,014
Unpaid claims and claim adjustment expenses – Florida business	$—	556,574	1,222,401
Unpaid claims and claim adjustment expenses – plan servicing	$117,639	184,320	1,578,861
Unpaid claims and claim adjustment expenses – fronting arrangements	$682,319	2,032,541	6,411,608

The Company remains directly liable to its policyholders for all policy obligations and the reinsuring companies are obligated to the Company to the extent of the reinsured portion of the risks.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

Assumed

The Company has in the past, utilized reinsurance arrangements with various non-affiliated admitted insurance companies, whereby the Company underwrote the coverage and assumed the policies 100% from the companies. These arrangements required that the Company maintain escrow accounts to assure payment of the unearned premiums and unpaid claims and claim adjustment expenses relating to risks insured through such arrangements and assumed by the Company. As of December 31, 2003, 2002, and 2001, the balance in such escrow accounts totaled $12,137,266, $7,817,264 and $9,578,961, respectively. For 2003, 2002 and 2001 the premiums earned by assumption were $1,923,893, $1,738,792 and $3,131,323, respectively. The assumed unpaid claims and claim adjustment expenses were $10,954,209, $16,512,219 and $1,839,889 for 2003, 2002 and 2001, respectively. The large increase in 2002 was due to the transfer of unpaid claims and claim adjustment expenses to General Agents in conjunction with the sale of the management contract of GCM in December 2002.

(6)	Federal Income Taxes

In the accompanying consolidated statements of operations, the provisions for Federal income tax as a percent of related pretax income differ from the Federal statutory income tax rate. A reconciliation of income tax expense using the Federal statutory rates to actual income tax expense follows:

	2003	2002	2001
Income tax expense (benefit) at 34%	$1,147,762	(3,242,477)	(20,087,828)
Tax-exempt interest income	(7,305)	(59,228)	(240,604)
Dividends received deduction	—	(42)	(76,959)
Amortization of goodwill	—	—	299,868
Goodwill impairment	—	972,232	6,271,941
Tax loss on sale of Tri-State	—	—	(1,715,943)
Change in valuation allowance	(1,203,805)	1,460,052	31,534,712
Other, net	63,348	93,853	50,458

Income tax (benefit) expense	$—	(775,610)	16,035,645

Under FASB Statement No. 109, “Accounting for Income Taxes” (“Statement 109”), the primary objective is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. As a consequence, the portion of the tax expense, which is a result of the change in the deferred tax asset or liability, may not always be consistent with the income reported on the statement of operations.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

The following table represents the tax effect of temporary differences giving rise to the net deferred tax asset established under Statement 109.

	As of December 31
	2003	2002
Deferred tax assets:
Unpaid claims and claims adjustment expenses	$3,728,107	4,609,134
Unearned premiums	584,456	571,303
Deferred reinsurance gain	785,622	1,310,721
Impairments of securities	1,040,309	1,675,741
Allowance for doubtful accounts	445,436	580,070
Net operating loss	24,715,433	23,017,524
Basis in management contract	34,228	34,228
Statutory ceding commission in excess of acquisition costs	—	705,508
Depreciation and amortization	—	166,356
Other	23,318	22,468

Total deferred tax assets	31,356,909	32,693,053

Deferred tax liabilities:
Deferred policy acquisition costs and deferred ceding commission income	439,105	569,278
Unrealized gains on investments	1,007,194	1,236,736
Depreciation and amortization	12,693	—
Accrual of discount on bonds	136,412	151,271

Total deferred tax liabilities	1,595,404	1,957,285

Net deferred tax assets before valuation allowance	29,761,505	30,735,768
Valuation allowance	(30,768,699)	(31,972,504)

Net deferred tax liability	$(1,007,194)	(1,236,736)

In assessing the realization of its deferred tax assets, management considers whether it is more likely than not that a portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In 2003 the Company recorded a small taxable loss. Current expectations are that the Company will begin to record taxable income in 2004 and into the future, at which time the reserve for the deferred tax asset will be re-evaluated. However, as of December 31, 2003 the deferred tax asset remains fully reserved. In 2001 the Company recorded a valuation allowance against its Federal income tax asset. The Company recorded a taxable loss in 2001 and in the first quarter of 2002 announced it was discontinuing the writing of its largest line of business, commercial lines, due to continued adverse claims development and unprofitable results. At that time the prospects for significant taxable income in personal lines, its only remaining line of business, were unclear. Because the Company had no near-term expectation of taxable income, it was necessary to fully reserve the deferred tax asset due to uncertainty of future taxable income that could utilize this asset. In 2002 the Company continued to record taxable losses and had no expectation of significant taxable income at that time.

The Company recognized a current tax benefit of $2,607,796 during the third quarter of 2002 as a result of a carry back of alternative minimum tax losses. A change in the tax law during 2002 extended the carry back period for losses to offset income in earlier periods. As a result, the Company was entitled to a tax refund, which it received in October 2002. The Company recorded deferred tax expense during the first quarter of 2002 due to an increase in the deferred tax asset valuation allowance, as a result of excluding the effects of unrealized gains in the deferred tax asset. Gross deferred tax assets and the valuation allowance were reduced in the amount of $1,022,260 due to the sale of GCM.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

As a result of losses in prior years, as of December 31, 2003 the Company has net operating loss carryforwards for tax purposes aggregating $72,692,450. These net operating loss carryforwards of $1,639,333, $22,806,147, $33,950,174, $13,686,532 and $610,264, if not utilized, will expire in 2018, 2020, 2021, 2022 and 2023, respectively. The tax benefit of the net operating loss carryforwards is $24,715,433, which is calculated by applying the Federal statutory income tax rate of 34% against the net operating loss carryforwards of $72,692,450.

(7)	Shareholders’ Equity

GNAC has 250,000,000 shares of authorized $.10 par value common stock (the “Common Stock”). Of the authorized shares 22,013,830 were issued as of December 31, 2003 and 2002, respectively, and 21,169,736 were outstanding as of December 31, 2003 and 2002, respectively.

On October 4, 1999 GNAC sold to GMSP, for an aggregate purchase price of $31,620,000 (i) 31,620 shares of Series A Preferred Stock (stated value of $1,000 per share), which are convertible into 6,200,000 shares of Common Stock at a conversion price of $5.10 per share and, should the Company pay dividends on its Common Stock, the Series A Preferred Stock would be entitled to dividends as if converted into Common Stock, (ii) the Series A Warrant to purchase an aggregate of 1,550,000 shares of Common Stock at an exercise price of $6.375 per share with an expiration of October 2004 and (iii) the Series B Warrant to purchase an aggregate of 1,550,000 shares of Common Stock at an exercise of $8.50 per share with an expiration date of October 2006. As a result of the value attributable to the Common Stock purchase warrants issued with the Series A Preferred Stock, the Series A Preferred Stock was issued at a discount which is being amortized over a five year period using the effective interest method. Proceeds were allocated based upon the relative fair values of the Series A Preferred Stock, and the Series A Warrants and the Series B Warrants. The Series A Warrants and the Series B Warrants are anti-dilutive.

On March 23, 2001, GNAC consummated the 2001 GMSP Transaction with GMSP pursuant to which, among other things, the Company issued 3,000 shares of its newly created Series C Preferred Stock (stated value of $1,000 per share) to GMSP in exchange for an aggregate purchase price of $3 million in cash.

The annual dividend rate on the Series C Preferred Stock is 10% until March 23, 2004 and 20% thereafter. Unpaid dividends are cumulative and compounded. The Series C Preferred Stock is redeemable at GNAC’s option after March 23, 2006 and at the option of the majority holders after March 23, 2007 at a price of $3,000,000 plus accrued and unpaid dividends. The Series C Preferred Stock is not convertible into Common Stock.

The 2001 agreement with GMSP was conditioned upon the following changes in the securities currently held by GMSP. The exercise prices of the Series A Warrant and the Series B Warrant held by GMSP were reduced to equal $2.25 and $2.5875 per share, respectively. Each of these warrants provides for the purchase of 1,550,000 million shares of Common Stock, subject to adjustment. On March 23, 2001, the Series A Preferred Stock was called for redemption by the Company so that on January 1, 2006 the Company will be obligated to pay $31,620,000 ($1,000 per share for 31,620 shares) to the holder to the extent that it can legally do so and, to the extent it cannot do so, the Company will be obligated to pay quarterly an amount equal to 8% interest per annum on any unpaid balance.

On March 23, 2001, GNAC sold to Robert M. Stallings for $3 million in cash, 3,000 shares of its newly created Series B Preferred Stock (stated value of $1,000 per share) and a Warrant expiring March 23, 2006, to purchase an aggregate of 1,050,000 shares of Common Stock at $2.25 per share. The annual dividend provisions and the redemption provisions of the Series B Preferred Stock are the same as those for the Series C Preferred Stock. The Series B Preferred Stock is redeemable at GNAC’s option after March 23, 2006 and at the option of the holder after March 23, 2007. The Series B Preferred Stock is convertible into Common Stock at $2.25 per

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

share. Subject to adjustment for certain events, the Series B Preferred Stock is convertible into a maximum of 1,333,333 shares of Common Stock.

The transaction dated March 23, 2001 results in all preferred stock being redeemable. The discount on the preferred stock is being amortized over the period until redemption using the effective interest method. At December 31, 2003, there was $7,370,000 in unaccreted discount on the Series A and Series B Preferred Stock and $1,872,520 in accrued dividends on the Series B and Series C Preferred Stock.

GNAC declared dividends aggregating $2,111,267 in respect of the Series B and Series C Preferred Stock to be paid on April 1, 2004. These dividends are the amounts due from the March 23, 2001 date of issuance of the Series B and Series C Preferred Stock through April 1, 2004.

The Company’s Common Stock commenced trading on the OTC Bulletin Board on April 15, 2002 under the ticker symbol “GNAC”. The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last sale price and volume information in over-the-counter equity securities.

The following table presents the statutory policyholders’ surplus and statutory net income (loss) as of and for the years ended December 31, 2003, 2002, and 2001:

	As of and for the years ended December 31
	2003	2002	2001
			As reported	As adjusted
Statutory policyholders’ surplus:
General Agents and MGAI	$41,717,274	38,780,392	47,749,966	44,852,966
MCIC	—	2,964,574	3,078,162	3,045,162
GCM	—	—	2,000,000	2,000,000

Consolidated statutory policyholders’ surplus	$41,717,274	41,744,966	52,828,128	49,898,128

Statutory net (loss) income:
General Agents and MGAI	$2,867,587	(6,376,646)	(19,975,679)	(22,872,679)
MCIC (through 03/31/03)	99,808	166,796	(110,898)	(143,898)
GCM (through 12/2/02)	—	(1,747,973)	1,265,681	1,204,921

Consolidated statutory net loss	$2,967,395	(7,957,823)	(18,820,896)	(21,811,656)

The 2001 “as adjusted” consolidated statutory policyholders’ surplus and consolidated statutory net loss reflects $3,000,000 in C & CAE reserve development that was recorded subsequent to the issuance of the statutory financial statements as filed with the respective state insurance departments. In addition, in the first quarter of 2004, General Agents declared and paid a $4,171,727 ordinary cash dividend to GNAC, which reduced consolidated statutory policyholders’ surplus on a pro-forma basis to $37,545,547.

Statutes in Texas and Oklahoma restrict the payment of dividends by the insurance company subsidiaries to the available surplus funds derived from their realized net profits. The maximum amount of cash dividends that each subsidiary ordinarily may declare without regulatory approval in any 12-month period is the greater of net income for the 12-month period ended the previous December 31 or ten percent (10%) of policyholders’ surplus as of the previous December 31.

The Company’s statutory capital exceeds the benchmark capital level under the Risk Based Capital formula for its insurance companies. Risk Based Capital is a method for establishing the minimum amount of capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

(8)	Business Transactions

On October 4, 1999 GNAC sold to GMSP, for an aggregate purchase price of $31,620,000 (i) 31,620 shares of Series A Preferred Stock (stated value of $1,000 per share), which are convertible into 6,200,000 shares of Common Stock at a conversion price of $5.10 per share, (ii) the Series A Warrant to purchase an aggregate of 1,550,000 shares of Common Stock at an exercise price of $6.375 per share and (iii) the Series B Warrant to purchase an aggregate of 1,550,000 shares of Common Stock at an exercise of $8.50 per share (the “1999 GMSP Transaction”). At closing GNAC and its insurance company subsidiaries entered into Investment Management Agreements with GMSP pursuant to which GMSP manages their respective investment portfolios. Completion of the 1999 GMSP Transaction concluded the strategic alternatives review process that the Company initiated in 1998.

On March 23, 2001, the Company consummated a transaction with GMSP pursuant to which, among other things, the Company issued 3,000 shares of its newly created Series C Preferred Stock (stated value of $1,000 per share) to GMSP in exchange for an aggregate purchase price of $3 million in cash (the “2001 GMSP Transaction”). In the 2001 GMSP Transaction, the Company and GMSP changed certain terms of certain of the securities issued to GMSP pursuant to the 1999 GMSP Transaction and the Company undertook to redeem the Series A Preferred Stock in 2006, subject to certain conditions.

On March 23, 2001, the Company sold to Robert W. Stallings for $3 million in cash 3,000 shares of its newly created Series B Preferred Stock (stated value of $1,000 per share) and a Warrant to purchase an aggregate of 1,050,000 shares of GNAC Common Stock at $2.25 per share.

On December 2, 2002, the Company completed the sale and transfer of the management contract controlling GCM to an affiliate of Liberty, for a purchase price of up to $10 million, of which $1 million was paid at closing and the balance is payable in contingent payments through September 2009 (see Note (1)(b) Nature of Operations).

The Company sold the office building at 500 Commerce Street in Fort Worth, Texas, where the Company’s principal executive offices and commercial insurance operations were located, to an unaffiliated third party for $5 million on August 30, 2002. The Company recorded a gain of $455,056 from this transaction. As a result, the Company leased new office space to house its principal executive offices and commercial insurance operations (see Note (1)(b) Nature of Operations).

(9)	Benefit Plans

At December 31, 2001, the Company had two plans under which options to purchase shares of GNAC’s common stock could be granted: the 1995 Stock Option Plan (“95 Plan”) and the 1998 Long-Term Incentive Plan (“98 Plan”). The 1990 Stock Option Plan and all unexercised options thereunder expired during 2000. The 95 Plan was approved by the shareholders on May 10, 1996 and 1,071,000 shares currently are reserved and available for issuance under this plan. Options granted under the 95 Plan have a maximum ten year term and are exercisable at the rate of 20% immediately upon grant and 20% on each of the first four anniversaries of the grant date. The 98 Plan was approved by the shareholders on July 17, 1998, and the aggregate number of shares of common stock that may be issued under the 98 Plan is limited to 1,000,000 and 595,235 shares currently are reserved and available for issuance under this plan.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

Under the 98 Plan, stock options (including incentive stock options and non-qualified stock options), stock appreciation rights and restricted stock awards may be made. In 2000 options for 531,925 shares were granted to officers, directors and employees of the Company under the 98 Plan at an average exercise price of $5.57 per share. In 1998 options for 579,710 shares were granted to Glenn W. Anderson under an employment agreement at an exercise price of $5.75 per share. The exercise price of each outstanding option equals the market price of the GNAC’s common stock on the date of grant.

A summary of the status of the Company’s outstanding options as of December 31, 2003, 2002 and 2001, and changes during the years ended December 31, 2003, 2002 and 2001 is presented below:

	2003		2002		2001
		Weighted		Weighted		Weighted
		Average		Average		Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Shares	Price	Shares	Price	Shares	Price
Options outstanding, beginning of period:	1,515,234	$6.93	1,705,335	6.81	1,815,630	6.79
Options granted	—	$—	—	—	—	—
Options exercised	—	$—	—	—	—	—
Options forfeited	(789,666)	$6.31	(190,101)	5.79	(110,295)	6.69

Options outstanding, end of period	725,568	$7.61	1,515,234	6.93	1,705,335	6.81

Options exercisable at end of period	520,313		1,258,804		1,350,220
Weighted average fair value of options granted during period	N/A		N/A		N/A

The following table summarizes information for the stock options outstanding at December 31, 2003:

		Options Outstanding		Options Exercisable
	Number	Weighted Average	Weighted	Number	Weighted
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise Prices	at 12/31/03	Contractual Life	Exercise Price	at 12/31/03	Exercise Price
$5 to 7	423,168	5.53 years	$5.68	217,913	$5.70
$7 to 9	42,000	3.42 years	$8.31	42,000	$8.31
$9 to 11	260,400	2.42 years	$10.63	260,400	$10.63

$5 to 11	725,568	4.29 years	$7.61	520,313	$8.38

The Company has a 401(k) plan for the benefit of its eligible employees. The Company made quarterly contributions to the plan that totaled $105,689, $148,634 and $232,663 during 2003, 2002 and 2001, respectively.

Because of their importance to the Company, in August 2002 the Company entered into executive severance agreements with two senior executives, Richard M. Buxton and Daniel J. Coots. The agreements generally provide that the Company shall pay the executive, upon termination of the employment of the executive by the Company without cause or by the executive with good reason during the term of the agreement, a lump sum severance amount equal to the base annual salary of the executive as of the date that the executive’s employment with the Company ends. The current base annual salaries of Messrs. Buxton and Coots are $170,000 and $155,000, respectively. The executive severance agreements do not supersede the change in control agreements or any other severance agreements the employees may have with the Company. Richard A. Laabs, a former senior executive of the Company,

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

also entered into an executive severance agreement with the Company in August 2002, but did not receive any severance payments pursuant to such agreement when resigned his employment with the Company in January 2003.

The Company entered into retention incentive agreements with twenty of its employees, three of whom are officers of the Company. Each of the retention incentive agreements generally requires that the Company pay the applicable employee an amount based upon the employee’s annual base salary, less amounts owed by the Company to the employee pursuant to any change in control or severance agreements the employee may have with the Company. The Company’s obligation to make payments under each retention incentive agreement is conditioned upon the employee remaining in the employ of the Company through a specified date, unless terminated earlier by the Company without cause or by the employee with good reason. The Company could be obligated to make up to an aggregate of approximately $897,000 in payments under these retention incentive agreements and the severance policy. Other than Jackiben N. Wisdom (who was not one of the five most highly compensated employees of the Company at the time he entered into his retention incentive agreement), none of the five most highly compensated employees of the Company are parties to the retention incentive agreements.

In December 2002, McRae B. Johnston, the President — Personal Lines Division of the Company, resigned his employment with the Company and each of its subsidiaries other than MGAI, where Mr. Johnston remained employed until March 1, 2003. The Company and Mr. Johnston entered into separation agreements and releases (the “Release Agreements”) pursuant to which the Company and Mr. Johnston each mutually released the other from obligations under the stock purchase agreement and employment contract between the Company and Mr. Johnston and generally from any and all other claims that each otherwise may have had against the other. The Company paid Mr. Johnston an aggregate of $400,000 pursuant to the Release Agreements. Mr. Johnston also entered into a one-year Consulting Agreement with MGAI effective after the conclusion of his employment with MGAI on March 1, 2003 pursuant to which MGAI paid Mr. Johnston an aggregate of $200,000 in four equal payments of $50,000 each in March, June, September and December of 2003.

In May 2003, Michael S. Johnston, the President — Personal Lines Division of the Company, entered into an Executive Severance Agreement with the Company. This agreement generally provides that if Mr. Johnston resigns his employment with the Company for good reason or if the Company terminates Mr. Johnston without cause or in connection with a change in control of National Specialty Lines, Inc. and DLT Insurance Adjusters, Inc. and Mr. Johnston is not offered employment with comparable compensation with the acquiring company in the change in control, the Company will pay Mr. Johnston an amount equal to his annual base salary at the time of termination or resignation. Also pursuant to this agreement, the Company and Mr. Johnston each mutually released the other from obligations under the stock purchase agreement and employment contract between the Company and Mr. Johnston and generally from any and all other claims that each otherwise may have had against the other.

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

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

The following tables represent a summary of segment data as of and for the years ended December 31, 2003, 2002 and 2001. Certain reclassifications were made to the 2002 and 2001 data for consistency with 2003 (See Note 1 (a) Basis of Consolidation).

	2003
	Commercial	Personal
	Lines	Lines	Other	Total
	(Dollar amounts in thousands)
Gross premiums written	$1,805	32,789	—	34,594

Net premiums earned	$2,562	31,827	—	34,389
Net investment income	1,532	1,550	46	3,128
Other income	1,772	2,990	—	4,762
Expenses	(9,691)	(28,727)	(2,431)	(40,849)
Net realized gains	—	—	2,050	2,050
Interest expense	—	—	(104)	(104)

(Loss) income before Federal income taxes	$(3,825)	7,640	(439)	3,376

Combined ratio (GAAP) basis	378.2%	90.3%	—%	105.1%

The following table provides additional detail of segment revenue components by product line.

	2003
	Commercial	Personal
	Lines	Lines	Other	Total
	(Dollar amounts in thousands)
Gross premiums written:
Commercial auto	$(14)	—	—	(14)
General liability	1,820	—	—	1,820
Personal auto	—	32,803	—	32,803
Other	(1)	(14)	—	(15)

Total gross premiums written	$1,805	32,789	—	34,594

Net premiums earned:
Commercial auto	$468	—	—	468
General liability	2,071	—	—	2,071
Personal auto	—	31,830	—	31,830
Other	23	(3)	—	20

Total net premiums earned	$2,562	31,827	—	34,389

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

	2002
	Commercial	Personal
	Lines	Lines	Other	Total
	(Dollar amounts in thousands)
Gross premiums written	$11,992	32,231	—	44,223

Net premiums earned	$27,929	32,338	—	60,267
Net investment income	1,738	2,522	55	4,315
Other income	4,879	1,962	6	6,847
Expenses	(41,517)	(36,927)	(1,400)	(79,845)
Net realized gains	—	—	2,049	2,049
Interest expense	—	—	(310)	(310)
Goodwill impairment	—	(2,860)	—	(2,860)

(Loss) income before Federal income taxes	$(6,971)	(2,966)	400	(9,537)

Combined ratio (GAAP) basis	148.7%	114.2%	—%	125.9%

The following table provides additional detail of segment revenue components by product line.

	2002
	Commercial	Personal
	Lines	Lines	Other	Total
	(Dollar amounts in thousands)
Gross premiums written:
Commercial auto	$6,913	—	—	6,913
General liability	4,555	—	—	4,555
Personal auto	—	31,804	—	31,804
Other	524	427	—	951

Total gross premiums written	$11,992	32,231	—	44,223

Net premiums earned:
Commercial auto	$16,738	—	—	16,738
General liability	9,898	—	—	9,898
Personal auto	—	31,785	—	31,785
Other	1,293	553	—	1,846

Total net premiums earned	$27,929	32,338	—	60,267

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

	2001
	Commercial	Personal
	Lines	Lines	Other	Total
	(Dollar amounts in thousands)
Gross premiums written	$68,499	48,684	—	117,183

Net premiums earned	$36,891	31,836	—	68,727
Net investment income	5,413	2,531	147	8,091
Other income	1,265	1,831	372	3,468
Expenses	(83,927)	(37,806)	(1,738)	(123,471)
Net realized gains	—	—	4,275	4,275
Interest expense	—	—	(843)	(843)
Amortization expense	—	(882)	—	(882)
Goodwill impairment	—	(18,447)	—	(18,447)

(Loss) income before Federal income taxes and cumulative effect of change in accounting principal	$(40,358)	(20,937)	2,213	(59,082)

Combined ratio (GAAP) basis	227.5%	118.8%	—%	173.0%

The following table provides additional detail of segment revenue components by product line.

	2001
	Commercial	Personal
	Lines	Lines	Other	Total
	(Dollar amounts in thousands)
Gross premiums written:
Commercial auto	$40,112	—	—	40,112
General liability	25,253	—	—	25,253
Personal auto	—	42,619	—	42,619
Other	3,134	6,065	—	9,199

Total gross premiums written	$68,499	48,684	—	117,183

Net premiums earned:
Commercial auto	$18,240	—	—	18,240
General liability	16,363	—	—	16,363
Personal auto	—	29,096	—	29,096
Other	2,288	2,740	—	5,028

Total net premiums earned	$36,891	31,836	—	68,727

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

(11)	Contingencies

Securities litigation has been filed in United States District Court, Southern District of Florida against the Company and two of its officers (one of whom is also a director). The plaintiffs seek class certification for the litigation and principally allege violations of securities laws in respect of the Company’s previously acquired and divested of Tri-State, Ltd. subsidiary. The plaintiffs have not specified the amount of damages they seek. The Company believes the allegations are without merit and intends to vigorously defend the proceedings.

In the normal course of its operations, the Company has been named as defendant in various legal actions seeking payments for claims denied by the Company and other monetary damages. The Company’s management believes that unpaid claims and claim adjustment expenses are adequate to cover possible liability from lawsuits, which arise in the normal course of its insurance business. In the opinion of the Company’s management the ultimate liability, if any, resulting from the disposition of all claims will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

The Company does not have any financial instruments where there is off-balance-sheet-risk of accounting loss due to credit or market risk. There is credit risk in the premiums receivable and reinsurance balances receivable of the Company. At December 31, 2003 the Company had claims receivable that was material with regard to shareholders’ equity from Hartford Fire Insurance Company of approximately $1,399,000.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

(12)	Quarterly Financial Data (Unaudited)

The following table contains selected unaudited consolidated financial data for each quarter (in thousands, except per share data):

	2003 Quarter				2002 Quarter
	Fourth	Third	Second	First	Fourth	Third	Second	First
Gross premiums written	$9,572	8,800	7,173	9,049	$6,846	8,942	8,781	19,653
Total revenues	$12,407	9,976	10,304	11,642	$14,684	16,675	19,781	19,776
Total expenses	$10,906	8,980	9,495	11,573	$14,674	19,043	24,581	22,154
Net income (loss)	$1,501	996	810	70	$23	240	(4,801)	(4,223)
Loss per common share:
Basic	$.02	.00	(.01)	(.03)	$(0.04)	(0.03)	(.27)	(.24)
Diluted	$.02	.00	(.01)	(.03)	$(0.04)	(0.03)	(.27)	(.24)
Common share prices (a)
High	.31	.32	.35	.29	.14	.06	.35	1.93
Low	.18	.22	.14	.08	.02	.02	.05	.25

(a)	As reported by the New York Stock Exchange for 2001 through April 14, 2002 and reported by the OTC Bulletin Board for April 15, 2002 to the fourth quarter of 2003.

INDEPENDENT AUDITORS’ REPORT ON SUPPLEMENTARY INFORMATION

The Board of Directors and Shareholders
GAINSCO, INC:

Under date of March 5, 2004 we reported on the consolidated balance sheets of GAINSCO, INC. and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2003. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Our report refers to a change in accounting for goodwill and other intangible assets in 2002 as a result of the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” and a change in the method of accounting for residual interests in securitizations in 2001 as a result of the adoption of EITF 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.”

/s/ KPMG LLP
KPMG LLP

Dallas, Texas
March 5, 2004

Schedule I

GAINSCO, INC. AND SUBSIDIARIES
Summary of Investments - Other
Than Investments in Related Parties

(Amounts in thousands)

	As of December 31
	2003		2002
	(Amounts in thousands)
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Type of Investment
Fixed Maturities:
Bonds available for sale:
U.S. Government and government backed securities	$11,800	12,007	24,217	24,947
Tax-exempt municipal bonds	—	—	465	480
Corporate bonds	25,841	28,596	34,338	37,231
Certificates of deposit	981	981	645	645

	38,622	41,584	59,665	63,303
Short-term investments	69,100	569,100	51,671	51,671

Total investments	$107,722	110,684	111,336	114,974

See accompanying independent auditors’ report on supplementary information.

Schedule II

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
GAINSCO, INC.
(PARENT COMPANY)

Balance Sheets
December 31, 2003 and 2002

	2003	2002
Assets
Investments in subsidiaries	$42,954,881	42,726,032
Short term investments	1,743,229	4,461,558
Cash	78,558	4,793
Deferred Federal income taxes (net of valuation allowance $4,941,129 in 2003 and $4,830,024 in 2002)	—	—
Other assets	170,517	50,025
Goodwill	609,000	609,000

Total assets	$45,556,185	47,851,408

Liabilities and Shareholders’ Equity
Liabilities:
Net payables to subsidiaries	$20,780	218,623
Note payable	—	3,700,000
Other liabilities	—	90,000
Current Federal income taxes	—	1,237,571

Total liabilities	20,780	5,246,194

Redeemable convertible preferred stock – Series A ($1,000 stated value, 31,620 shares authorized, 31,620 issued at December 31, 2003 and December 31, 2002), liquidation value of $31,620,000	24,331,000	21,343,000
Redeemable convertible preferred stock – Series B ($1,000 stated value, 3,000 shares authorized, 3,000 issued at December 31, 2003 and December 31, 2002) liquidation value of $3,936,260	3,855,260	3,449,057
Redeemable preferred stock – Series C ($1,000 stated value, 3,000 shares authorized, 3,000 issued at December 31, 2003 December 31, 2002), at liquidation value	3,936,260	3,566,057

	32,122,520	28,358,114

Shareholders’ equity:
Common stock ($.10 par value, 250,000,000 shares authorized, 22,013,830 issued at December 31, 2003 and December 31, 2002)	2,201,383	2,201,383
Common stock warrants	540,000	540,000
Additional paid-in capital	100,866,124	100,866,124
Accumulated other comprehensive income	1,955,141	2,400,722
Retained deficit	(84,455,238)	(84,066,604)
Treasury stock, at cost (844,094 shares at December 31, 2003 and December 31, 2002)	(7,694,525)	(7,694,525)

Total shareholders’ equity	13,412,885	14,247,100

Total liabilities and shareholders’ equity	$45,556,185	47,851,408

See accompanying notes to condensed financial statements.

See accompanying independent auditors’ report on supplementary information.

Schedule II

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

GAINSCO, INC.
(PARENT COMPANY)

Statements of Operations
Years ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Revenues:
Dividend income	$3,878,000	12,060,048	500,000
Investment income	45,814	54,993	146,354
Realized capital losses	—	—	(1,643,781)

Total revenues	3,923,814	12,115,041	(997,427)

Expenses:
Interest expense	104,337	310,095	842,368
Amortization of goodwill	—	—	881,965
Operating expense	1,118,135	1,678,188	1,868,240
Goodwill impairment	—	2,859,507	18,446,886

Total expenses	1,222,472	4,847,790	22,039,459

Operating income (loss) before Federal income taxes	2,701,342	7,267,251	(23,036,886)
Federal income taxes:
Current expense	—	348,323	596,386
Deferred expense	—	—	2,016,628

	—	348,323	2,613,014

Income (loss) before equity in undistributed income (loss) of subsidiaries	2,701,342	6,918,928	(25,649,900)
Equity in undistributed income (loss) of subsidiaries	674,430	(15,680,015)	(49,957,147)

Net income (loss)	$3,375,772	(8,761,087)	(75,607,047)

Net loss available to common shareholders	(388,634)	(12,088,861)	(77,935,541)

Loss per common share:
Basic	$(0.02)	(0.57)	(3.68)

Diluted	$(0.02)	(0.57)	(3.68)

See accompanying notes to condensed financial statements.

See accompanying independent auditors’ report on supplementary information.

Schedule II

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

GAINSCO, INC.
(PARENT COMPANY)

Statements of Shareholders’ Equity and Comprehensive Income (Loss)
Years ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Preferred stock:
Balance at beginning of year	$—	—	3,162,000
Conversion of shares to redeemable preferred stock (31,620 – 2001)	—	—	(3,162,000)

Balance at end of year	—	—	—

Common stock:
Balance at beginning and end of year	2,201,383	2,201,383	2,201,383

Common stock warrants:
Balance at beginning of year	540,000	540,000	2,040,000
Repricing of Series A and Series B warrants	—	—	(1,680,000)
Issuance of warrants in connection with preferred stock	—	—	180,000

Balance at end of year	540,000	540,000	540,000

Additional paid-in capital:
Balance at beginning of year	100,866,124	100,866,124	113,540,252
Conversion of shares to redeemable preferred stock (31,620 – 2001)	—	—	(12,761,278)
Accretion of discount on preferred shares	—	—	87,150

Balance at end of year	$100,866,124	100,866,124	100,866,124

(continued)

Schedule II

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

GAINSCO, INC.
(PARENT COMPANY)

Statements of Shareholders’ Equity and Comprehensive Income (Loss)
Years ended December 31, 2003, 2002 and 2001

	2003		2002		2001
Retained (deficit) earnings:
Balance at beginning of year	$(84,066,604)		(71,977,743)		5,957,798
Net income (loss) for year	3,375,772	3,375,772	(8,761,087)	(8,761,087)	(75,607,047)	(75,607,047)
Accrued dividends – redeemable preferred stock	(740,406)		(670,774)		(461,344)
Accretion of discount on Preferred shares	—		—		(87,150)
Accretion of discount on redeemable preferred shares	(3,024,000)		(2,657,000)		(1,780,000)

Balance at end of year	(84,455,238)		(84,066,604)		(71,977,743)

Accumulated other comprehensive income (loss):
Balance at beginning of year	2,400,722		3,580,690		3,897,371
Unrealized losses on securities, net of reclassification adjustment, net of tax	(445,581)	(445,581)	(1,179,968)	(1,179,968)	(316,681)	(316,681)

Comprehensive income (loss)		2,930,191		(9,941,055)		(75,923,728)

Balance at end of year	1,955,141		2,400,722		3,580,690

Treasury stock:
Balance at beginning and at end of year	(7,694,525)		(7,694,525)		(7,694,525)

Total shareholders’ equity at end of year	$13,412,885		14,247,100		27,515,929

See accompanying notes to condensed financial statements.

See accompanying independent auditors’ report on supplementary information.

Schedule II

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

GAINSCO, INC.
(PARENT COMPANY)

Statements of Cash Flows
Years ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$3,375,772	$(8,761,087)	(75,607,047)
Adjustments to reconcile net loss to cash provided by (used for) operating activities:
Depreciation and amortization	—	—	881,966
Goodwill impairment	—	2,859,507	18,446,886
Impairment of other investments	—	—	2,176,231
Change in deferred Federal income taxes	—	—	1,641,139
Change in net receivables from/payables to subsidiaries	(197,843)	701,373	(6,888,737)
Change in other assets	(120,492)	68,265	338,857
Change in other liabilities	(90,000)	90,000	—
Change in accounts payable	—	(120,704)	(1,953,029)
Equity in (income) loss of subsidiaries	(674,430)	15,680,015	49,957,147
Change in current Federal income taxes	(1,237,571)	16,263	464,732

Net cash provided by (used for) operating activities	1,055,436	10,533,632	(10,541,855)

Cash flows from investing activities:
Common stock sold	—	—	448,097
Other investments sold	—	2,087,354	—
Change in short term investments	2,718,329	(2,336,345)	9,714,531
Capital contributions to subsidiaries	—	(3,182,048)	—
Net assets disposed of through sale of subsidiary	—	(919)	648,852

Net cash provided by (used for) investing activities	$2,718,329	(3,431,958)	10,811,480

(continued)

Schedule II

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

GAINSCO, INC.
(PARENT COMPANY)

Statements of Cash Flows
Years ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Cash flows from financing activities:
Payments on note payable	$(3,700,000)	(7,100,000)	(5,200,000)
Cash dividends paid	—	—	(478,971)
Redeemable preferred stock and warrants issued (net of transaction fees)	—	—	5,365,722

Net cash used for financing	(3,700,000)	(7,100,000)	(313,249)

Net increase (decrease) in cash	73,765	1,674	(43,624)
Cash at beginning of year	4,793	3,119	46,743

Cash at end of year	$78,558	4,793	3,119

See accompanying notes to condensed financial statements.

See accompanying independent auditors’ report on supplementary information.

Schedule II

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

GAINSCO, INC.
(PARENT COMPANY)

Notes to Condensed Financial Statements
December 31, 2002, 2001 and 2000

(1)	General

The accompanying condensed financial statements should be read in conjunction with the notes to the consolidated financial statements for the years ended December 31, 2003, 2002 and 2001 included elsewhere in this Annual Report.

(2)	Related Parties

The capital contribution made in 2002 was the equity of GCM that was contributed to General Agents in conjunction with General Agents assuming the liabilities of GCM in December 2002

The following table presents the components of the net receivable from and payable to subsidiaries at December 31, 2003 and 2002:

Name of subsidiary	2003	2002
Agents Processing Systems, Inc.	$1,068,661	887,775
GAINSCO Service Corp	(1,089,441)	(1,106,398)

Net payable to subsidiaries	$(20,780)	(218,623)

See accompanying independent auditors’ report on supplementary information.

Schedule III

GAINSCO, INC. AND SUBSIDIARIES

Supplementary Insurance Information

Years ended December, 2003, 2002 and 2001
(Amounts in thousands)

				Other
	Deferred	Reserves		policy
	Policy	for claims		claims and	Net
	Acquisition	and claim	Unearned	benefits	premiums
Segment	costs(1)	expenses	premiums	payable	earned
Year ended December 31, 2003:
Commercial lines	$—	104,551	8	652	2,562
Personal lines	1,291	16,082	8,588	802	31,827
Other	—	—	—	—	—

Total	$1,291	120,633	8,596	1,454	34,389

Year ended December 31, 2002:
Commercial lines	$179	124,607	967	668	27,929
Personal lines	1,495	18,664	7,613	964	32,338
Other	—	—	—	—	—

Total	$1,674	143,271	8,580	1,632	60,267

Year ended December 31, 2001:
Commercial lines	$2,240	162,255	31,071	5,657	36,891
Personal lines	948	18,804	16,903	1,361	31,836
Other	—	—	—	—	—

Total	$3,188	181,059	47,974	7,018	68,727

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Amortization
			of deferred	Other
	Net	Claims	policy	operating	Net
	Investment	and claim	acquisition	costs and	premiums
Segment	Income	expenses	costs (2)	expenses	written
Year ended December 31, 2003:
Commercial lines	1,532	5,705	4,909	3,971	1,781
Personal lines	1,550	19,811	228	8,652	32,801
Other	46	—	—	2,431	—

Total	3,128	25,516	5,137	15,054	34,582

Year ended December 31, 2002:
Commercial lines	1,738	28,139	5,102	8,755	10,960
Personal lines	2,522	28,275	5,848	12,369	31,634
Other	55	—	—	1,400	—

Total	4,315	56,414	10,950	22,524	42,594

Year ended December 31, 2001:
Commercial lines	5,413	58,453	10,678	24,949	45,001
Personal lines	2,531	28,973	9,392	27,275	23,294
Other	147	—	—	1,738	—

Total	8,091	87,426	20,070	53,962	68,295

(1)	Net of deferred ceding commission income.

(2)	Net of the amortization of deferred ceding commission income.

See accompanying independent auditors’ report on supplementary information.

Schedule IV

GAINSCO, INC. AND SUBSIDIARIES

Reinsurance

Years ended December 31, 2003, 2002 and 2001
(Amounts in thousands, except percentages)

					Percentage
		Ceded to	Assumed		of amount
	Direct	other	from other	Net	Assumed
	amount	Companies	Companies	amount	to net
Year ended December 31, 2003:
Premiums earned:
Property and casualty	$32,548	—	—	32,548
Reinsurance	—	(83)	1,924	1,841

Total	$32,548	(83)	1,924	34,389	5.6%

Year ended December 31, 2002:
Premiums earned:
Property and casualty	$76,268	—	—	76,268
Reinsurance	—	(17,740)	1,739	(16,001)

Total	$76,268	(17,740)	1,739	60,267	2.9%

Year ended December 31, 2001:
Premiums earned:
Property and casualty	$138,130	—	—	138,130
Reinsurance	—	(72,534)	3,131	(69,403)

Total	$138,130	(72,534)	3,131	68,727	4.6%

See accompanying independent auditors’ report on supplementary information.

Schedule VI

GAINSCO, INC. AND SUBSIDIARIES

Supplemental Information

Years ended December 31, 2003, 2002 and 2001
(Amounts in thousands)

	Column A	Column B	Column C	Column D	Column E	Column F
			Reserves
			for unpaid	Discount
		Deferred	claims	if any,
	Affiliation	policy	and claim	deducted
	with	acquisition	adjustment	in	Unearned	Net earned
Segment	registrant	costs (1)	expenses	Column C	premiums	premiums
Year ended December 31, 2003:
Commercial lines	$—	—	104,551	—	8	2,562
Personal lines	—	1,291	16,082	—	8,588	31,827
Other	—	—	—	—	—	—

Total	$—	1,291	120,633	—	8,596	34,389

Year ended December 31, 2002:
Commercial lines	$—	179	124,607	—	967	27,929
Personal lines	—	1,495	18,664	—	7,613	32,338
Other	—	—	—	—	—	—

Total	$—	1,674	143,271	—	8,580	60,267

Year ended December 31, 2001:
Commercial lines	$—	2,240	162,255	—	31,071	36,891
Personal lines	—	948	18,804	—	16,903	31,836
Other	—	—	—	—	—	—

Total	$—	3,188	181,059	—	47,974	68,727

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Column H	Column I		Column J	Column K	Column L
		Claims and claim
		adjustment
		expenses incurred
		related to		Amortization of deferred	Paid claims and
	Net			policy	claim	Net
	Investment	Current	Prior	acquisition	adjustment	premiums
Segment	Income	year	year	costs (2)	expenses	written
Year ended December 31, 2003:
Commercial lines	1,532	496	5,209	4,909	24,669	1,781
Personal lines	1,550	22,469	(2,658)	228	20,750	32,801
Other	46	—	—	—	—	—

Total	3,128	22,965	2,551	5,137	45,419	34,582

Year ended December 31, 2002:
Commercial lines	1,738	22,270	5,868	5,102	49,533	10,960
Personal lines	2,522	28,248	28	5,848	25,900	31,634
Other	55	—	—	—	—	—

Total	4,315	50,518	5,896	10,950	75,433	42,594

Year ended December 31, 2001:
Commercial lines	5,413	28,695	29,758	10,678	78,828	45,001
Personal lines	2,531	28,225	748	9,392	19,567	23,294
Other	147	—	—	—	—	—

Total	8,091	56,920	30,506	20,070	98,395	68,295

(1)	Net of deferred ceding commission income.

(2)	Net of the amortization of deferred ceding commission income.

See accompanying independent auditors’ report on supplementary information.