Form 10-Q
period 2004-03-31
GAINSCO INC
filed 2004-05-17
CIK 786344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report under Section 13 or 15(d) of the
Securities Exchange Act of 1934

For Quarter Ended March 31, 2004	Commission File Number 1-9828

GAINSCO, INC.

(Exact name of registrant as specified in its charter)

Texas	75-1617013
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1445 Ross Ave., Suite 5300, Dallas, Texas	75202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(214)647-0415

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

Yes [  ] No [X]

As of May 14, 2004 there were 21,169,736 shares of the registrant’s Common Stock ($.10 par value) outstanding.

GAINSCO, INC. AND SUBSIDIARIES
INDEX

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements:
	Independent Accountants’ Review Report	3
	Consolidated Balance Sheets as of March 31, 2004 (unaudited) and December 31, 2003	4
	Consolidated Statements of Operations for the Three Months Ended March 31, 2004 and 2003 (unaudited)	6
	Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Three Months Ended March 31, 2004 (unaudited) and the Twelve Months Ended December 31, 2003	7
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2004 and 2003 (unaudited)	8
	Notes to Consolidated Financial Statements March 31, 2004 and 2003 (unaudited)	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	33
Item 4.	Controls and Procedures	35
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	36
Item 2.	Changes in Securities and Use of Proceeds	36
Item 3.	Defaults Upon Senior Securities	36
Item 4.	Submission of Matters to a Vote of Security Holders	36
Item 5.	Other Information	36
Item 6.	Exhibits and Reports on Form 8-K	36
SIGNATURE		41
Awareness Letter of KPMG
Section 302 Certification - CEO
Section 302 Certification - CFO
Certification Pursuant to Section 906 - CEO
Certification Pursuant to Section 906 - CFO
Press Release

PART I. FINANCIAL INFORMATION

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

The Board of Directors and Shareholders
GAINSCO, INC.:

We have reviewed the accompanying consolidated balance sheet of GAINSCO, INC. and subsidiaries as of March 31, 2004, the related consolidated statements of operations, statements of shareholders’ equity and comprehensive income, and statements of cash flows for the three-month periods ended March 31, 2004 and 2003. These condensed consolidated financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheets of GAINSCO, INC. and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, statements of shareholders’ equity and comprehensive income, and statements of cash flows for the year then ended (not presented herein); and in our report dated March 5, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the financial information set forth in the accompanying consolidated balance sheet as of December 31, 2003 and the accompanying consolidated statement of shareholders’ equity and comprehensive income (loss) for the year ended December 31, 2003, is fairly presented, in all material respects, in relation to the consolidated balance sheet and consolidated statement of shareholders’ equity and comprehensive income from which they have been derived.

/s/ KPMG LLP
KPMG LLP

Dallas, Texas May 14, 2004

GAINSCO, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31,
	2004	December 31,
	(unaudited)	2003
Assets
Investments:
Fixed maturities:
Bonds available for sale, at fair value (amortized cost: $36,053,825 - 2004, $37,640,725 - 2003)	$38,430,934	40,603,060
Certificates of deposit, at amortized cost (which approximates fair value)	888,521	980,807
Short-term investments, at cost (which approximates fair value)	62,269,738	69,100,442

Total investments	101,589,193	110,684,309
Cash	3,458,816	1,912,981
Accrued investment income	491,714	623,377
Premiums receivable (net of allowance for doubtful accounts: $75,000 - 2004 and $275,000 - 2003)	6,646,024	4,426,370
Reinsurance balances receivable (net of allowance for doubtful accounts: $122,484 - 2004 and 2003) (note 2)	17,441,488	16,060,568
Ceded unpaid claims and claim adjustment expenses (note 2)	41,163,597	44,063,825
Ceded unearned premiums (note 2)	211	798
Deferred policy acquisition costs	1,644,547	1,291,485
Property and equipment (net of accumulated depreciation and amortization: $4,656,098 - 2004, $4,599,783 - 2003)	278,416	338,761
Current Federal income taxes (note 1)	8,479	—
Deferred Federal income taxes (net of valuation allowance: $30,407,896 - 2004, $30,768,699 - 2003) (note 1)	—	—
Funds held by reinsurers	2,368,592	3,596,249
Other assets	1,955,310	2,092,888
Goodwill (note 1)	609,000	609,000

Total assets	$177,655,387	185,700,611

See accompanying notes to consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31,
	2004	December 31,
	(unaudited)	2003
Liabilities and Shareholders’ Equity
Liabilities
Unpaid claims and claim adjustment expenses	$109,415,594	120,633,225
Unearned premiums	10,981,004	8,595,737
Commissions payable	2,867,200	2,740,812
Accounts payable	2,796,295	2,736,294
Reinsurance balances payable	89,039	232,409
Deferred revenue	2,182,980	2,310,652
Drafts payable	1,746,369	1,453,715
Deferred Federal income taxes (note 1)	808,217	1,007,194
Other liabilities	559,905	455,168

Total liabilities	131,446,603	140,165,206

Redeemable convertible preferred stock — Series A ($1,000 stated value, 31,620 shares authorized, 31,620 issued at March 31, 2004 and December 31, 2003), liquidation value of $31,620,000 (note 4)	25,141,000	24,331,000
Redeemable convertible preferred stock — Series B ($1,000 stated value, 3,000 shares authorized, 3,000 issued at March 31, 2004 and December 31, 2003), liquidation value of $4,053,465 (note 4)	3,981,465	3,855,260
Redeemable preferred stock — Series C ($1,000 stated value, 3,000 shares authorized, 3,000 issued at March 31, 2004 and December 31, 2003), at liquidation value (note 4)	4,053,465	3,936,260

	33,175,930	32,122,520

Shareholders’ Equity (note 4)
Common stock ($.10 par value, 250,000,000 shares authorized, 22,013,830 issued at March 31, 2004 and December 31, 2003)	2,201,383	2,201,383
Common stock warrants	540,000	540,000
Additional paid-in capital	100,866,124	100,866,124
Accumulated other comprehensive income (note 1)	1,568,892	1,955,141
Retained deficit	(84,449,020)	(84,455,238)
Treasury stock, at cost (844,094 shares at March 31, 2004 and December 31, 2003)	(7,694,525)	(7,694,525)

Total shareholders’ equity	13,032,854	13,412,885

Commitments and contingencies (note 6)
Total liabilities and shareholders’ equity	$177,655,387	185,700,611

See accompanying notes to consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

	Three months ended March 31,
	2004	2003
Revenues:
Net premiums earned (note 2)	$8,500,471	8,689,656
Net investment income	607,930	845,006
Net realized gains (note 1)	385,796	751,054
Other income	1,070,391	1,356,741

Total revenues	10,564,588	11,642,457

Expenses:
Claims and claims adjustment expenses (note 2)	5,459,562	7,483,307
Commissions	1,489,419	1,045,936
Change in deferred policy acquisition costs	(353,062)	7,515
Interest expense (note 3)	—	52,509
Underwriting and operating expenses	2,917,521	2,983,670

Total expenses	9,513,440	11,572,937

Income before Federal income taxes	1,051,148	69,520
Federal income taxes:
Current benefit	(8,479)	—
Deferred expense	—	—

Total taxes	(8,479)	—

Net income	$1,059,627	69,520

Net income (loss) available to common shareholders	$6,218	(828,783)

Earnings (loss) per common share (note 1):
Basic	$.00	(.04)

Diluted	$.00	(.04)

See accompanying notes to consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

	Three months ended
	March 31, 2004		Twelve months ended
	(unaudited)		December 31, 2003
Common stock:
Balance at beginning and at end of period	$2,201,383		2,201,383

Common stock warrants:
Balance at beginning and at end of period	$540,000		540,000

Additional paid-in capital:
Balance at beginning and at end of period	$100,866,124		100,866,124

Retained deficit:
Balance at beginning of period	$(84,455,238)		(84,066,604)
Net income	1,059,627	1,059,627	3,375,772	3,375,772
Accrued dividends - redeemable preferred stock (note 4)	(234,409)		(740,406)
Accretion of discount on redeemable preferred shares	(819,000)		(3,024,000)

Balance at end of period	(84,449,020)		(84,455,238)

Accumulated other comprehensive income:
Balance at beginning of period	$1,955,144		2,400,722
Unrealized loss on securities, net of reclassification adjustment, net of tax (note 1)	(386,249)	(386,249)	(445,581)	(445,581)

Comprehensive income		673,378		2,930,191

Balance at end of period	1,568,892		1,995,141

Treasury stock:
Balance at beginning and at end of period	(7,694,525)		(7,694,525)

Total shareholders’ equity at end of period	$13,032,854		13,412,885

See accompanying notes to consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$1,059,627	69,520
Adjustments to reconcile net income to cash used for operating activities:
Depreciation and amortization	44,718	80,051
Change in accrued investment income	131,663	11,836
Change in premiums receivable	(2,219,654)	(1,333,306)
Change in reinsurance balances receivable	(1,380,920)	5,838,857
Change in ceded unpaid claims and claim adjustment expenses	2,900,228	4,108,839
Change in ceded unearned premiums	587	114,376
Change in deferred policy acquisition costs	(353,062)	7,515
Change in funds held assets	1,227,657	(33,849)
Change in other assets	137,578	(204,178)
Change in unpaid claims and claim adjustment expenses	(11,217,631)	(9,189,532)
Change in unearned premiums	2,385,267	240,598
Change in commissions payable	126,388	(128,896)
Change in accounts payable	60,001	(249,034)
Change in reinsurance balances payable	(143,370)	430,367
Change in deferred revenue	(127,672)	(1,117,793)
Change in drafts payable	292,654	(190,423)
Change in other liabilities	104,737	291,139
Change in current Federal income taxes	(8,479)	1,055,753

Net cash used for operating activities	$(6,979,683)	(198,160)

See accompanying notes to consolidated financial statements.

(continued)

GAINSCO, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2004	2003
Cash flows from investing activities:
Bonds available for sale:
Sold	$1,175,241	7,433,199
Matured	525,809	2,946,000
Purchased	(100,266)	(4,915,824)
Certificates of deposit matured	90,000	—
Certificates of deposit purchased	—	(544,532)
Net change in short term investments	6,830,704	(3,097,001)
Property and equipment disposed (purchased)	4,030	(15,520)

Net cash provided by investing activities	8,525,518	1,806,322

Cash flows from financing activities:
Payments on note payable	—	(1,939,000)

Net cash used for financing activities	—	(1,939,000)

Net increase (decrease) in cash	1,545,835	(330,838)
Cash at beginning of period	1,912,981	2,512,454

Cash at end of period	$3,458,816	2,181,616

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

The accompanying consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

During the second quarter of 2003 the Company reclassified the revenues and expenses of the nonstandard personal auto agency operation because of its increasing materiality. This reclassification was made for all prior periods presented herein and had no impact on net income. The revenues of this operation are now presented as a component of Other income and the expenses are presented as a component of Underwriting and operating expenses. Previously the revenues and expenses were netted and shown as a component of Commissions in the first quarter of 2003.

Certain disclosures have been condensed or omitted from these financial statements. Accordingly, these financial statements should be read with the consolidated financial statements included in our 2003 annual report on Form 10-K.

(b)	Nature of Operations

On February 7, 2002, the Company announced its decision to discontinue writing commercial lines insurance business due to continued adverse claims development and unprofitable results.

The Company concentrates its efforts on nonstandard personal auto markets and is approved to write insurance in 41 states and the District of Columbia on a non-admitted basis and in 44 states and the District of Columbia on an admitted basis. The Company currently markets its nonstandard personal auto line through approximately 1,000 non-affiliated retail agencies.

On December 2, 2002, the Company completed the sale and transfer of the management contract controlling GAINSCO County Mutual Insurance Company (“GCM”) to an affiliate of Liberty Mutual Insurance Company (“Liberty”), for a purchase price of up to $10 million, of which $1 million was paid at closing and the balance is payable in contingent payments through September 2009, but each payment

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

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

GNAC needs cash during 2004 primarily for: (1) preferred stock dividends see Note (4), (2) administrative expenses, and (3) investments. The primary source of cash to meet these obligations is statutorily permitted payments from its insurance subsidiary, General Agents. GNAC believes the cash dividends from General Agents should be sufficient to meet its expected obligations for 2004.

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

The unrealized gains on investments at March 31, 2004 and December 31, 2003 are set forth in the following table:

	March 31, 2004	December 31, 2003
Bonds available for sale:
Unrealized gain	$2,377,109	2,962,335
Deferred tax expense	(808,217)	(1,007,194)

Net unrealized gain	$1,568,892	1,955,141

Proceeds from the sale of bond securities totaled $1,175,241 and $7,433,199 for the three months ended March 31, 2004 and 2003, respectively.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

Realized gains and losses on investments for the three months ended March 31, 2004 and 2003, respectively, are presented in the following table:

	Three months ended March 31,
	2004	2003
Realized gains:
Bonds	$385,796	751,054

Total realized gains	385,796	751,054

Realized losses:
Bonds	—	—

Total realized losses	—	—

Net realized gains	$385,796	751,054

(d)	Federal Income Taxes

The Company and its subsidiaries file a consolidated Federal income tax return. Deferred income tax items are accounted for under the “asset and liability” method which provides for temporary differences between the reporting of earnings for financial statement purposes and for tax purposes, primarily deferred policy acquisition costs, the discount on unpaid claims and claim adjustment expenses, net operating loss carryforwards and the nondeductible portion of the change in unearned premiums. The Company paid no Federal income taxes during the three months ended March 31, 2004 and March 31, 2003. The Company received Federal income tax refunds totaling $1,055,753 in 2003.

In assessing the realization of its deferred tax assets, management considers whether it is more likely than not that a portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In 2003 the Company recorded a small taxable loss. Current expectations are that the Company will begin to record taxable income in the near future, at which time the reserve for the deferred tax asset will be re-evaluated. However, as of March 31, 2004 the deferred tax asset remains fully reserved. In 2001 the Company recorded a valuation allowance against its Federal income tax asset. In the first quarter of 2002 the Company announced it was discontinuing the writing of its largest line of business, commercial lines, due to continued adverse claims development and unprofitable results. At that time the prospects for significant taxable income in personal lines, its only remaining line of business, were unclear. Because the Company had no near-term expectation of taxable income, it was necessary to fully reserve the deferred tax asset due to uncertainty of future taxable income that could utilize this asset.

As a result of losses in prior years, as of March 31, 2004 the Company has net operating loss carryforwards for tax purposes aggregating $73,030,585. These net operating loss carryforwards of $1,639,333, $22,806,147, $33,950,174, $13,686,532, $610,264 and $338,135, if not utilized, will expire in 2018, 2020, 2021, 2022, 2023 and 2024, respectively. The tax benefit of the net operating loss carryforwards is $24,830,399, which is calculated by applying the Federal statutory income tax rate of 34% against the net operating loss carryforwards.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

(e)	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2004	2003
Basic income (loss) per share:
Numerator:
Net income	$1,059,627	69,520
Less: Preferred stock dividends	234,409	178,303
Accretion of discount on preferred stock	819,000	720,000

Net income (loss) to common shareholders	$6,218	(828,783)

Denominator:
Weighted average shares outstanding	21,169,736	21,169,736

Basic income (loss) per common share	$.00	(.04)

Diluted income (loss) per share:
Numerator:
Net income	$1,059,627	69,520
Less: Preferred stock dividends	234,409	178,303
Accretion of discount on preferred stock	819,000	720,000

Net income (loss) to common shareholders	$6,218	(828,783)

Denominator:
Weighted average shares outstanding	21,169,736	21,169,736
Effect of dilutive securities:
Convertible preferred stock	—	—

Weighted average shares and assumed conversions	21,169,736	21,169,736

Diluted income (loss) per common share *	$.00	(.04)

* The effects of convertible preferred stock and common stock equivalents are antidilutive for both periods; therefore, diluted loss per share is reported the same as basic loss per share. Series A and Series B Preferred Stock are convertible into an aggregate of 7,533,333 shares of Common Stock. Warrants can be exercised to purchase an aggregate of 4,150,000 shares of Common Stock and options can be exercised to purchase an aggregate of 725,568 shares of Common Stock. Convertible preferred stock and common stock equivalents are convertible or exercisable at prices in excess of the price of the common stock on March 31, 2004.

(f)	Stock-Based Compensation

In October 1995, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (Statement 123). Statement 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument. Under Statement 123, the Company elects to measure compensation costs using the intrinsic value based method of accounting prescribed by APB 25 “Accounting for Stock Issued to Employees”. There have been no options granted since 2000.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

The Company applies APB 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost been determined consistent with Statement 123 for the options granted, the Company’s net income and earnings per share would have been the pro forma amounts indicated below:

	Three months ended March 31,
	2004		2003
	As reported	Pro forma	As reported	Pro forma
Net income	$1,059,627	1,028,390	69,520	(3,095)
Less: Preferred stock dividends dividends	234,409	234,409	178,303	178,303
Less: Accretion of discount on preferred stock	819,000	819,000	720,000	720,000

Net income (loss) available to common shareholders	$6,218	(25,019)	(828,783)	(901,398)

Basic income (loss) per common share	$.00	.00	(.04)	(.04)

Diluted income (loss) per common share	$.00	.00	(.04)	(.04)

(g)	Accumulated Other Comprehensive Income

The following schedule presents the components of other comprehensive loss:

	Three months ended March 31,
	2004	2003
Unrealized (losses) gains on securities:
Unrealized holding (loss) gain during period	$(199,430)	359,793
Less: Reclassification adjustment for amounts included in net income for realized gains	385,796	751,054

Other comprehensive loss before Federal income taxes	(585,226)	(391,261)
Federal income tax benefit	(198,977)	(133,028)

Other comprehensive loss	$(386,249)	(258,233)

(h)	Goodwill

Goodwill as of March 31, 2004 and as of December 31, 2003 is $609,000 and is related to the 1998 acquisition of the Lalande Group and reflects a value no less than the estimated fair valuation of combined agency and claims handling operations of this type in the personal auto marketplace. Effective in 2002, goodwill is no longer amortized but will be subject to an impairment test based on its estimated fair value. Therefore, additional impairment losses could be recorded in future periods.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

(i)	Accounting Pronouncements

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

In December 2003, the FASB issued a revision to Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” that was originally issued in January 2003. This interpretation as revised addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. This Interpretation requires certain disclosures in financial statements issued after January 31, 2003. The Company adopted FASB Interpretation No. 46 as revised January 2003. FASB Interpretation 46 as revised did not have a material effect on the Company’s financial statements.

(j)	Benefit Plans

In August 2002 the Company entered into executive severance agreements with two senior executives, Richard M. Buxton and Daniel J. Coots because of their importance to the Company. The agreements generally provide that the Company shall pay the executive, upon termination of the employment of the executive by the Company without cause or by the executive with good reason during the term of the agreement, a lump sum severance amount equal to the base annual salary of the executive as of the date that the executive’s employment with the Company ends. The current base annual salaries of Messrs. Buxton and Coots are $170,000 and $155,000, respectively. The executive severance agreements do not supersede the change in control agreements or any other severance agreements the employees may have with the Company.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

In May 2003, Michael S. Johnston, the President of the Personal Lines Division of the Company, entered into an Executive Severance Agreement because of his importance to the Company. This agreement generally provides that if Mr. Johnston resigns his employment with the Company for good reason or if the Company terminates Mr. Johnston without cause or in connection with a change in control of National Specialty Lines, Inc. and DLT Insurance Adjusters, Inc. and Mr. Johnston is not offered employment with comparable compensation with the acquiring company in the change in control, the Company will pay Mr. Johnston an amount equal to his annual base salary at the time of termination or resignation. Also pursuant to this agreement, the Company and Mr. Johnston each mutually released the other from obligations under a stock purchase agreement and an employment contract between the Company and Mr. Johnston and generally from any and all other prior claims that each otherwise may have had against the other.

The Company has retention incentive agreements with thirteen of its employees, three of whom are officers of the Company. Each of the retention incentive agreements generally requires that the Company pay the applicable employee an amount based upon the employee’s annual base salary, less amounts owed by the Company to the employee pursuant to any change in control or severance agreements the employee may have with the Company. The Company’s obligation to make payments under each remaining retention incentive agreement is conditioned upon the employee remaining in the employ of the Company through a specified date, unless terminated earlier by the Company without cause or by the employee with good reason. The Company remains obligated to make up to an additional aggregate of approximately $721,000 in payments under the retention incentive agreements on or prior to April 15, 2005. These amounts have been recognized in the accompanying consolidated financial statements in accordance with FASB Statement of Financial Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Other than Jackiben N. Wisdom (who was not one of the Named Executives of the Company at the time he entered into his retention incentive agreement), none of the Named Executives of the Company are parties to the retention incentive agreements.

(2)	Reinsurance

The amounts deducted in the Consolidated Statements of Operations for reinsurance ceded for the three months ended March 31, 2004 and 2003, respectively, are set forth in the following table.

	Three months ended March 31,
	2004	2003
Premiums earned – all other	$49,995	60,143
Premiums earned – fronting arrangements	$—	81,496
Claims and claim adjustment expenses – all other	$726,951	(1,006,133)
Claims and claim adjustment expenses – Florida	$—	(556,574)
Claims and claim adjustment expenses – Plan servicing	$(84)	3,028
Claims and claim adjustment expenses – Fronting arrangements	$139	(180,053)

Claims ceded to the commercial automobile plans of Arkansas, California, Louisiana, Mississippi and Pennsylvania are designated as “plan servicing”.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

There were no plan servicing or Florida business unearned premiums at March 31, 2004 and March 31, 2003, respectively. The amounts included in the Consolidated Balance Sheets for reinsurance ceded under fronting arrangements and reinsurance ceded to the commercial automobile plans of Arkansas, California, Louisiana, Mississippi and Pennsylvania as of March 31, 2004 and December 31, 2003 were as follows:

	2004	2003
Unearned premiums – Fronting arrangements	$—	47,606
Unpaid claims and claim adjustment expenses – Plan servicing	$116,923	118,814
Unpaid claims and claim adjustment expenses – Fronting arrangements	$682,319	1,680,743

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

Effective December 31, 2000, the Company entered into a reserve reinsurance cover agreement with a non-affiliated reinsurer. This agreement reinsures the Company’s ultimate net aggregate liability in excess of $32,500,000 up to an aggregate limit of $89,650,000 for net commercial auto liability losses and loss adjustment expense incurred but unpaid as of December 31, 2000. At March 31, 2004 and December 31, 2003 deferred reinsurance gains of $2,182,980 and $2,310,652, have been recorded in Deferred revenues. For the first quarter of 2004 and 2003, $127,672 and $521,594, respectively, were recorded in Other income. Since its inception at December 31, 2000, $6,867,020 has been recorded in Other income, which represents the reserve development under the reserve reinsurance cover agreement. The deferred gain item will be recognized in income in future periods based upon the ratio of claims paid in the $57,150,000 layer to the total of the layer. The reinsurer remains responsible for reimbursing the Company for claim payments covered under this agreement.

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

The Company recorded interest expense of $0 and $52,509 for the three months ended March 31, 2004 and 2003, respectively. The Company made unscheduled principal prepayments of $1,939,000 and $1,761,000 in March 2003 and September 2003, respectively.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

(4)	Redeemable Preferred Stock and Shareholders’ Equity

The Company has authorized 250,000,000 shares of common stock, par value $.10 per share (the “Common Stock”). Of the authorized shares of Common Stock, 22,013,830 were issued as of March 31, 2004 and December 31, 2003, respectively, and 21,169,736 were outstanding as of March 31, 2004 and December 31, 2003, respectively.

On October 4, 1999 GNAC sold to Goff Moore Strategic Partners, L.P. (“GMSP”), for an aggregate purchase price of $31,620,000 (i) 31,620 shares of Series A Preferred Stock (stated value $1,000 per share), which are convertible into 6,200,000 shares of Common Stock at a conversion price of $5.10 per share and, should the Company pay dividends on its Common Stock, the Series A Preferred Stock would be entitled to dividends as if converted into Common Stock, (ii) the Series A Warrant to purchase an aggregate of 1,550,000 shares of Common Stock at an exercise price of $6.375 per share with an expiration of October 2004 and (iii) the Series B Warrant to purchase an aggregate of 1,550,000 shares of Common Stock at an exercise of $8.50 per share with an expiration date of October 2006. As a result of the value attributable to the Common Stock purchase warrants issued with the Series A Preferred Stock, the Series A Preferred Stock was issued at a discount which is being amortized over a five year period using the effective interest method. Proceeds were allocated based upon the relative fair values of the Series A Preferred Stock, and the Series A Warrants and the Series B Warrants. The Series A Warrants and the Series B Warrants are anti-dilutive.

On March 23, 2001, GNAC consummated the 2001 GMSP Transaction with GMSP pursuant to which, among other things, the Company issued 3,000 shares of its newly created Series C Preferred Stock (stated value of $1,000 per share) to GMSP in exchange for an aggregate purchase price of $3 million in cash. The annual dividend rate on the Series C Preferred Stock was 10% until March 23, 2004 and 20% thereafter. Unpaid dividends are cumulative and compounded. The Series C Preferred Stock is redeemable at GNAC’s option after March 23, 2006 and at the option of the majority holders after March 23, 2007 at a price of $3,000,000 plus accrued and unpaid dividends. The Series C Preferred Stock is not convertible into Common Stock.

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

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

The transactions dated March 23, 2001 result in all preferred stock being redeemable. The discount on the preferred stock is being amortized over the period until redemption using the effective interest method. At March 31, 2004, there was $6,551,000 in unaccreted discount on the Series A and Series B Preferred Stock and $2,106,930 in accrued dividends on the Series B and Series C Preferred Stock.

GNAC paid dividends aggregating $2,111,267 in respect of the Series B and Series C Preferred Stock on April 1, 2004. These dividends were the amounts due from the March 23, 2001 date of issuance of the Series B and Series C Preferred Stock through April 1, 2004.

The Company’s Common Stock commenced trading on the OTC Bulletin Board on April 15, 2002 under the ticker symbol “GNAC”. The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last sale price and volume information in over-the-counter equity securities.

As of March 31, 2004 there were 385,693 options outstanding to purchase common stock (“options”) at an average exercise price of $9.38 per share that had been granted to officers and directors of the Company under the Company’s 1995 Stock Option Plan and 338,825 options, at an average exercise price of $5.60 per share, that had been granted to officers, directors and employees of the Company under the Company’s 1998 Long-Term Incentive Plan.

(5)	Segment Reporting

On February 7, 2002, the Company announced its decision to discontinue writing commercial lines insurance business due to continued adverse claims development and unprofitable results. Previously the Company made operating decisions and assessed performance for the commercial lines segment and the personal lines segment. The commercial lines segment wrote primarily commercial auto, garage, general liability and property policies. The personal lines segment wrote primarily nonstandard personal auto coverages. Beginning with the first quarter of 2004, the Company makes operating decisions and assesses performance for the nonstandard personal auto line segment and runoff lines segment, which are all remaining lines.

The Company considers many factors including the nature of the insurance product and distribution strategies in determining how to aggregate operating segments. Expenses in the commercial lines segment includes claims and claims adjustment expenses incurred as well as operating expenses associated with the runoff of this business which include actuarial reserve analysis, statistical reporting, policy administration, collections and reinsurance accounting.

The Company has elected not to allocate assets to the nonstandard personal auto lines or runoff lines segments for management reporting purposes.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

The following tables present a summary of segment profit (loss) for the three months ended March 31, 2004 and 2003. Certain reclassifications were made to the 2003 data for consistency with 2004 (see Note 1(a)):

	Three months ended March 31, 2004
	Nonstandard
	Personal Auto	Runoff
	Lines	Lines	Other	Total
	(Amounts in thousands)
Gross premiums written	$10,933	3	—	10,936

Net premiums earned	$8,494	6	—	8,500
Net investment income	237	367	5	608
Other income	910	160	—	1,070
Expenses	(8,230)	(280)	(1,004)	(9,513)
Net realized gains	—	—	386	386

(Loss) income before Federal income taxes	$1,411	253	(613)	1,051

	Three months ended March 31, 2003
	Nonstandard
	Personal Auto	Runoff
	Lines	Lines	Other	Total
	(Amounts in thousands)
Gross premiums written	$9,040	9	—	9,049

Net premiums earned	$8,002	688	—	8,690
Net investment income	409	426	10	845
Other income	696	661	—	1,357
Expenses	(8,351)	(2,125)	(1,044)	(11,520)
Net realized gains	—	—	751	751
Interest expense	—	—	(53)	(53)

(Loss) income before Federal income taxes	$756	(350)	(336)	70

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

The following tables provide additional detail of segment revenue components by product line for the three months ended March 31, 2004 and 2003.

	Three months ended March 31, 2004
	Nonstandard
	Personal Auto	Runoff
	Lines	Lines	Total
	(Dollar amounts in thousands)
Gross premiums written:
Personal auto	$10,933	—	10,933
Commercial auto	—	3	3
Other	—	—	—

Total gross premiums written	$10,933	3	10,936

Net premiums earned:
Personal auto	$8,494	—	8,494
Commercial auto	—	6	6
Other	—	—	—

Total net premiums earned	$8,494	6	8,500

	Three months ended March 31, 2003
	Nonstandard
	Personal Auto	Runoff
	Lines	Lines	Total
	(Dollar amounts in thousands)
Gross premiums written:
Personal auto	$9,040	—	9,040
Commercial auto	—	(9)	(9)
General liability	—	17	17
Other	—	1	1

Total gross premiums written	$9,040	9	9,049

Net premiums earned:
Personal auto	$8,002	—	8,002
Commercial auto	—	267	267
General liability	—	397	397
Other	—	24	24

Total net premiums earned	$8,002	688	8,690

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

(6)	Commitments and Contingencies

Florida Securities Litigation

The Company is named as a defendant in a proceeding filed in the United States District Court for the Southern District of Florida styled, “Earl Culp, on behalf of himself, and all others similarly situated, Plaintiff, v. GAINSCO, INC., Glenn W. Anderson, and Daniel J. Coots, Defendants,” Case No. 03-20854-CIV-Lenard/Simonton. (the “Culp Case”). The proceeding is a consolidation of two previously separately pending actions and alleges violations of the federal securities laws in connection with the Company’s acquisition, operation, and divestiture of its former Tri-State, Ltd. (“Tri-State”) subsidiary.

On March 29, 2004 plaintiff filed a Second Consolidated Amended Class Action Complaint (the “Second Amended Complaint”). The alleged class period begins on November 17, 1999, when the Company issued a press release announcing its agreement to acquire Tri-State, and ends on February 7, 2002, when the Company issued a press release warning investors that it “expect[ed] to report a significant loss for the fourth quarter and year ended December 31, 2001.” The Second Amended Complaint in general alleges that during the class period the Company’s press releases and filings with the SEC contained non-disclosures and deceptive disclosures in respect of Tri-State, and that the Company’s financial statements were not prepared in accordance with generally accepted accounting principles, all in violation of Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 thereunder. The plaintiffs have not specified the amount of damages they seek. The Company believes that the allegations in the Second Amended Complaint are without merit, and intends to vigorously defend against the allegations made therein.

Other Legal Proceedings

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

Business Operations

Overview

In the first quarter of 2004 the Company recorded net income of $1,059,627 as it continued to experience profitable operating results from its nonstandard personal auto business in Florida, compared with net income in the first quarter of 2003 of $69,520. The nonstandard personal auto segment recorded income before Federal income taxes of $1,411,000 in the first quarter of 2004 versus $756,000 in the comparable 2003 period. Significant improvement in the combined ratio for this business is the primary reason for its level of profitability. The other segments produced less unfavorable results in the first quarter of 2004 than in the comparable 2003 period primarily due to expense reductions in the runoff lines. The nonstandard personal auto business has been written primarily in the state of Florida and, in furtherance of the objective to diversify the business beyond one state into additional targeted states, the Company began writing nonstandard personal auto policies in Texas during the fourth quarter of 2003 and in Arizona in 2004. While the Company believes that meaningful potential opportunities exist through a geographic diversification strategy, the Company expects any potential profits generated in Texas and Arizona in 2004 will not be material due to the start up nature of the two business initiatives. The Company’s focus on its obligations to the holders of its Preferred Stock, however, is limiting the Company’s ability to pursue opportunities to further expand its nonstandard personal auto business. See “Liquidity and Capital Resources — Focus on Obligations to Preferred Stock.”

The source of revenues for the Company is premiums written on nonstandard personal auto risks, net investment income from the investment portfolio of the Company, net realized gains from the sale of investments and fee income from the insurance agency operations.

The Company recorded GAAP combined ratios of 94.8% and 119.0% in the first quarter of 2004 and 2003, respectively.

Discontinuance of Commercial Lines

On February 7, 2002, the Company announced its decision to cease writing commercial insurance, due to continued adverse claims development and unprofitable results. As a result, the Company had only 24 commercial policies remaining in force at March 31, 2004. The discontinuance of writing commercial lines has resulted in the Company ceasing to be approved to write insurance in several states; however, this state action has not materially restricted the geographic expansion of the Company’s nonstandard personal auto lines thus far.

The Company continues to settle and reduce its inventory of commercial lines claims. At March 31, 2004, there were 442 claims associated with the Company’s overall runoff book outstanding, compared to 850 a year earlier. Due to the long tail and litigious nature of these claims, the Company anticipates it will take a substantial number of years to complete the adjustment and settlement process with regard to existing claims and the additional claims it expects to receive in the future from its past business writings. Most of the remaining claims are in suit and the Company’s future results may or may not be impacted either negatively or positively based on its ability to settle the remaining claims and new anticipated claims within its established reserve level. In the course of reducing its employee count, in the first quarter of 2003 the Company outsourced certain of its information technology operations related to the run-off of its commercial lines to an unaffiliated third party provider with which a former senior executive of the Company, and three other former employees of the Company, are affiliated.

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

A.M. Best Rating

In April 2004, A.M. Best Company (“A.M. Best ”) announced a rating assignment of “B-” (Fair) with a stable outlook for the Company’s two insurance company subsidiaries General Agents Insurance Company of America, Inc. and MGA Insurance Company, Inc. The current rating is unchanged from the previous rating. According to A.M. Best, a “B- rating is assigned to companies that have a fair ability to meet their current obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions.” A.M. Best has cautioned the Company that before any positive movement in the rating can be considered for the these two subsidiaries, the Company will need to show that: 1) current loss ratio selections on its nonstandard auto book of business will hold over a longer period of time, including the new states into which the Company is diversifying; and 2) the capital structure issues at the holding company are resolved.

Results of Operations

The discussion below primarily relates to the Company’s insurance operations, although the selected consolidated financial data appearing elsewhere is on a consolidated basis. The expense item “Underwriting and operating expenses” includes the operating expenses of the holding company.

Gross premiums written for the first quarter of 2004 were 21% above the comparable 2003 period. In the first quarter of 2002 nonstandard personal auto became the only line of insurance marketed by the Company. The following table compares nonstandard personal auto and all of the remaining lines which are in runoff (“Runoff lines”) between the periods for gross premiums written:

	Three months ended March 31,
	2004		2003
	(Amounts in thousands)
Gross Premiums Written
Nonstandard Personal Auto	$10,933	100%	$9,040	99.9%
Runoff lines	3	—%	9	.1%

Total	$10,936	100%	$9,049	100.0%

Nonstandard Personal Auto increased 21% in 2004 over the comparable 2003 period. The increase was primarily due to growth within Florida, with Texas and Arizona contributing approximately four points of the increase.

Net premiums earned decreased slightly in the first quarter 2004 from the comparable 2003 quarter primarily due to the runoff of commercial lines. Nonstandard personal auto net premiums earned increased 6% in the first quarter of 2004 over the comparable 2003 period.

Net investment income decreased 28% in the first quarter of 2004 from the comparable 2003 period and is primarily attributed to the decline in investment balances, due to principal payments on the note payable and commercial claim payments.

The Company recorded net realized capital gains of $385,796 and $751,054 in the first quarter of 2004 and 2003, respectively. Variability in the timing of realized investment gains should be expected.

During the second quarter of 2003 the Company reclassified the revenues and expenses of the nonstandard personal auto agency operation because of its increasing materiality. This reclassification was made for all periods presented and had no impact on net income. The revenues of this operation are now presented as a component of Other income and the expenses are presented as a component of Underwriting and operating expenses. Previously the revenues and expenses were netted and shown as a component of Other income in 2002 and as a component of Commissions in the first quarter of 2003. Other income in the first quarter of 2004 decreased $286,350 from the comparable 2003 period, primarily as a result of a decrease in the amortization of deferred reinsurance recoveries from claim payments under the reserve reinsurance cover agreement. Amortization is based upon claims recovered from the reinsurer in relation to the amount of the reinsured layer under the reserve reinsurance cover agreement. In accordance with GAAP, the reinsurance recoveries from these reserve increases are recorded as deferred revenue and not immediately recognized as reductions to claims and claim adjustment expenses (“C & CAE”). At March 31, 2004, $2,182,980 remains as deferred reinsurance recoveries that will ultimately be amortized into Other income in future periods.

C & CAE decreased $2,023,745 in the first quarter of 2004 from the comparable 2003 period. The C & CAE ratio was 64.2% in 2004 versus 86.1% in the first quarter of 2003. The decrease in the C&CAE ratio in 2004 is due to favorable development in both segments’ estimated ultimate liabilities. With regard to environmental and product liability claims, the Company has an immaterial amount of exposure. The Company does not provide environmental impairment coverage and excludes pollution and asbestos related coverages in its policies. Inflation impacts the Company by causing higher claim settlements than may have originally been estimated. Inflation is implicitly reflected in the reserving process through analysis of cost trends and review of historical reserve results.

The ratio of commissions and the change in deferred policy acquisition costs to net premiums earned was 13% in the first quarter of 2004 and 12% for the comparable 2003 period. The increase in this ratio is primarily due to new business, comprising a significantly higher percentage of the business written in the first quarter of 2004 than in the comparable 2003 period. New business has a higher commission rate than renewal business.

Commissions are paid to independent retail agents to produce the business for the Company and typically vary with gross premiums written. Commissions increased in the first quarter of 2004 over the comparable 2003 period primarily due to the increase in premiums written and the higher percentage of new business in the 2004 period, discussed previously.

Change in deferred policy acquisition costs (“DPAC”) represents the change during the period in the asset “Deferred policy acquisition cost”. This asset item is comprised of commission expenses and premium taxes, which are deferred. This asset DPAC is amortized into the results of operations through “Change in deferred policy acquisition costs” as the underlying net premiums written are earned. Change in DPAC resulted in a credit of $353,062 in the first quarter of 2004 versus a charge of $7,515 in the comparable 2003 period. The credit in 2004 is primarily the result of the DPAC incurred in 2004 exceeding the amortization of previous DPAC. The charge in 2003 is primarily attributable to the amortization of previous DPAC exceeding DPAC incurred in 2003.

Underwriting and operating expenses were down slightly in the first quarter of 2004 from the comparable 2003 period primarily due to expense reductions realized from the runoff of commercial lines. Approximately $400,000 of financial advisory and legal expenses and fees to those directors serving on the Special Committee were recognized during the first quarter of 2004 in respect of the Special Committee’s consideration of alternatives for dealing with its obligations to the holders of its Preferred Stock. This amount was offset to some extent by a $200,000 decrease in the allowance for doubtful Premiums receivable accounts on the runoff commercial business recorded in the first quarter of 2004.

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

2001 GMSP Transaction. On March 23, 2001, the Company consummated a transaction with GMSP (the “2001 GMSP Transaction”) pursuant to which, among other things, the Company issued 3,000 shares of its newly created Series C Preferred Stock (stated value of $1,000 per share) to GMSP in exchange for an aggregate purchase price of $3 million in cash. The annual dividend rate on the Series C Preferred Stock was 10% until March 23, 2004 and 20% thereafter. Unpaid dividends are cumulative and compounded. The Series C Preferred Stock is redeemable at the Company’s option after March 23, 2006 and at the option of the majority holders after March 23, 2007 at a price of $1,000 per share plus accrued and unpaid dividends. The Series C Preferred Stock is not convertible into Common Stock.

The agreement with GMSP in connection with the 2001 GMSP Transaction was conditioned upon the following changes in the securities currently held by GMSP. The exercise prices of the Series A Warrant and the Series B Warrant held by GMSP were reduced to $2.25 per share and $2.5875 per share, respectively. Each of these warrants provides for the purchase of 1,550,000 shares of Common Stock, subject to adjustment. The Series A Preferred Stock is convertible into 6,200,000 shares of Common Stock at a conversion price of $5.10 per share and, should the Company pay dividends on its Common Stock, the Series A Preferred Stock would be entitled to dividends as if converted into Common Stock. On March 23, 2001, the Series A Preferred Stock was called for redemption by the Company so that on January 1, 2006 the Company will be obligated to pay $1,000 per share for 31,620 shares ($31.6 million) to the holder to the extent that it can legally do so and subject to certain other conditions and, to the extent it cannot do so, the Company will be obligated to pay quarterly an amount equal to 8% interest per annum on any unpaid balance. See “Liquidity and Capital Resources - Focus on Obligations to Preferred Stock.”

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

Transactions with Robert W. Stallings

On March 23, 2001, the Company sold to Robert W. Stallings, for $3 million in cash 3,000 shares of its newly created Series B Preferred Stock (stated value of $1,000 per share) and a warrant expiring March 23, 2006 to purchase an aggregate of 1,050,000 shares of Common Stock at $2.25 per share. The annual dividend provisions and the redemption provisions of the Series B Preferred Stock are the same as those for the Series C Preferred Stock. The Series B Preferred Stock is convertible into Common Stock at $2.25 per share. Subject to adjustment for certain events, the Series B Preferred Stock is convertible into a maximum of 1,333,333 shares of Common Stock. Mr. Stallings also entered into a consulting agreement pursuant to which he provides consulting services (including strategic planning advice, analysis of the subsidiaries’ performance in various sectors of their respective business and recommendations for growth strategies and opportunities for new markets and products) to the Company’s insurance subsidiaries for a period of five years ending on March 22, 2006 for $300,000 per annum. Mr. Stallings was elected non-executive Vice Chairman of the Board and a director of the Company, and on September 6, 2001, he was elected non-executive Chairman of the Board.

Liquidity and Capital Resources

Parent Company

GAINSCO, INC. (“GNAC”) is a holding company that provides administrative and financial services for its wholly owned subsidiaries. GNAC needs cash during 2004 primarily for: (1) preferred stock dividends, (2) administrative expenses, and (3) investments. The primary source of cash to meet these obligations is statutorily permitted payments from its insurance subsidiary, General Agents Insurance Company of America, Inc. (“General Agents”), an Oklahoma corporation. Statutes in Oklahoma restrict the payment of dividends by the insurance company to the available surplus funds. The maximum amount of cash dividends that General Agents may declare without regulatory approval in any 12-month period is the greater of net income for the 12-month period ended the previous December 31 or ten percent (10%) of policyholders’ surplus as of the previous December 31. In March 2004, General Agents paid dividends to GNAC of $4,171,727, based upon 10% of its surplus amounts at December 31, 2003. The Company paid dividends aggregating $2,111,267 in respect of the Series B and Series C Preferred Stock on April 1, 2004, which brought dividends current to that point. GNAC believes the remaining cash available should be sufficient to meet its expected obligations for 2004.

Focus on Obligations to Preferred Stock

Preferred Stock in Relation to Capital Base. At March 31, 2004, the capital base (total assets less total liabilities) of the Company was $46,208,784 and consisted of Shareholders’ Equity of $13,032,854 and three series of Redeemable Preferred Stock, which are classified under GAAP as mezzanine financing in the aggregate amount of $33,175,930. At March 31, 2004, $6,551,000 of unaccreted discount on Redeemable Preferred Stock was included in Shareholders’ Equity. Almost all of this unaccreted discount will be accreted from Shareholders’ Equity to Redeemable Preferred Stock by January 1, 2006, the redemption date of the Series A Preferred Stock. At March 31, 2004, the per common share Shareholders’ Equity was approximately $0.62, including unaccreted discount on Redeemable Preferred Stock of $0.31; less such unaccreted discount, the per common share Stockholders’ Equity was approximately $0.31 per common share. The aggregate redemption value of the Preferred Stock was $39,726,930 ($37,620,000 stated value plus accrued dividends of $2,106,930) at March 31, 2004.

Obligation to Redeem Series A Preferred Stock on January 1, 2006. On March 23, 2001, the Series A Preferred Stock was called for redemption so that on January 1, 2006 the Company will be obligated to pay $31,620,000 to the holder of the Series A Preferred Stock, subject to the conditions described below. The Company’s obligation to redeem the Series A Preferred Stock generally is conditioned upon (i) the redemption not contravening any credit or financing arrangement in excess of $3,000,000 and approval by at least one director nominated by the Series A Preferred Stock (no such indebtedness is now outstanding); (ii) the holder of the Series A Preferred Stock not receiving a purchase offer to purchase shares of the Series A Preferred Stock prior to January 1, 2006 from a financially responsible unaffiliated third party for a price equal to or greater than the liquidation value of the Series A Preferred Stock; and (iii) the payment of the redemption price not contravening the provisions of Article 2.38 of the Texas Business Corporation Act (which generally prohibits the amount to be paid to the holder of the Series A Preferred Stock in respect of the redemption from exceeding the net assets of the Company or leaving the Company insolvent) or any other applicable federal and state law. The Board of Directors is contractually obligated to use its best efforts to take such actions as will cause the redemption to not contravene Article 2.38 or other applicable law. To the extent that the Company is restricted from redeeming the Series A Preferred Stock because of the conditions above, the Company will be obligated to pay quarterly an amount equal to 8% interest per annum on any unpaid balance.

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

Dividends on Series B and Series C Preferred Stock. As mentioned previously, the Company paid dividends aggregating $2,111,267 in respect of the Series B and Series C Preferred Stock on April 1, 2004, which brought dividends current to that point. From and after April 1, 2004, dividends accrue at the rate of 20% per annum, of which at least half (or at least $150,000 in the aggregate in respect of the Series B and Series C Preferred Stock) must be paid quarterly.

Board Focus. The Board of Directors has been focusing on the Company’s obligations to the holders of the Preferred Stock, which are affiliates of three of the Company’s eight directors, recognizing that the Company does not have, or expect that its operations will generate, sufficient funds to redeem the Series A Preferred Stock on January 1, 2006. Also, the Board of Directors has considered how the need for capital to satisfy those obligations may limit the Company’s ability to pursue opportunities to further expand the Company’s nonstandard personal auto business. The interests of the holders of the Preferred Stock in assuring that these obligations are met in a timely manner may differ from those of other shareholders. As a result, the Board of Directors formed a Special Committee of independent directors to address the alternatives for providing for these obligations. The Special Committee first considered, with the assistance of the investment banking firm of Houlihan Lokey & Zukin Financial Advisors, Inc. (“Houlihan Lokey”), proposals from holders of Preferred Stock for the recapitalization of the Company, including a proposal that would have involved an investment by two consultants and the President of the Company. No agreement was reached with the holders of the Preferred Stock, and all recapitalization proposals were withdrawn. The Board of Directors then expanded the mandate of the Special committee to consider alternatives that might be available with unaffiliated third parties. The Special Committee has engaged Houlihan Lokey to advise it as to any alternatives that may be available to the Company. No prediction can be made at this time as to the outcome or length of this process.

Net Operating Loss Carryforwards

As a result of losses in prior years, as of March 31, 2004 the Company has net operating loss carryforwards for tax purposes aggregating $73,030,585. These net operating loss carryforwards of $1,639,333, $22,806,147, $33,950,174, $13,686,532, $610,264 and $338,135, if not utilized, will expire in 2018, 2020, 2021, 2022, 2023 and 2024, respectively. The tax benefit of the net operating loss carryforwards is $24,830,399, which is calculated by applying the Federal statutory income tax rate of 34% against the net operating loss carryforwards.

In certain circumstances, Section 382 of the Internal Revenue Code may apply to materially limit the amount of the Company’s taxable income that may be offset in a tax year by the Company’s net operating losses carried forward from prior years (the “§ 382 Limitation”). The annual § 382 Limitation generally is an amount equal to the value of the Company (immediately before an “ownership change”) multiplied by the long-term tax-exempt rate for the month in which the change occurs (e.g., 4.31% if the ownership change occurred in April 2004). This annual limitation would apply to all years to which the net operating losses can be carried forward.

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

Subsidiaries, Principally Insurance Operations

The primary sources of the insurance subsidiaries’ liquidity are funds generated from insurance premiums, net investment income and maturing investments. The short-term investments and cash are intended to provide adequate funds to pay claims without selling fixed maturity investments. At March 31, 2004, the insurance subsidiaries held short-term investments and cash that the insurance subsidiaries believe are adequate liquidity for the payment of claims and other short-term commitments.

With regard to long term liquidity, the average duration of the investment portfolio is approximately 1 year. The fair value of the fixed maturity portfolio at March 31, 2004 was $2,377,109 above amortized cost, before taxes. Unrealized losses were not material at March 31, 2004 (see Note 1 (c) of Notes to Consolidated Financial Statements). Various insurance departments of states in which the Company operates require the deposit of funds to protect policyholders within those states. At March 31, 2004 and December 31, 2003, the balance on deposit for the benefit of such policyholders totaled $11,916,677 and $14,185,018, respectively.

Net cash used for operating activities was $6,979,683 in the first quarter of 2004 versus $198,160 in the comparable 2003 period. The cash used in 2004 was primarily attributable to the payment of runoff claims and claim adjustment expense related to the commercial lines business.

Investments and cash decreased primarily due to negative cash flows from operations as a result of runoff claim payments. At March 31, 2004, 90% of the Company’s investments were investment grade with an average duration of approximately 1 year, including approximately 61% that were held in short-term investments. The annualized return on average investments was 2.3% and 3.0% in the first quarter of 2004 and 2003, respectively. The Company classifies its bond securities as available for sale. The net unrealized gain associated with the investment portfolio was $1,568,892 (net of tax effects) at March 31, 2004.

Premiums receivable increased due to the increased writings in nonstandard personal auto. This balance is comprised primarily of premiums due from insureds. The policies are written with a down payment of 34% and monthly payment terms of up to four months. The Company has recorded an allowance for doubtful accounts of $75,000, which it considers adequate at the present time.

Reinsurance balances receivable increased primarily as a result of C & CAE paid under the commercial excess casualty and quota share reinsurance agreements. This balance is primarily comprised of ceded unpaid C & CAE under the reserve reinsurance cover agreement and any C & CAE paid by the Company and due from reinsurers under the Company’s other reinsurance agreements. An allowance for doubtful accounts of $122,484 was recorded for 2004 and 2003 as a result of concern regarding the collectibility of amounts due from specific reinsurers. Balances written off in previous years have been immaterial. The Company considers the allowance adequate at the present time.

Ceded unpaid C & CAE decreased as a result of the decrease in unpaid C & CAE with regard to commercial claims subject to the commercial excess casualty and quota share reinsurance agreements. This balance represents unpaid C & CAE which have been ceded to reinsurers under the Company’s various reinsurance agreements, other than the reserve reinsurance cover agreement. These amounts are not currently due from the reinsurers but could become due in the future when the Company pays the claim and requests reimbursement from the reinsurers.

Deferred policy acquisition costs increased as a result of the increase in premium writings. This balance is comprised of commissions and premium taxes that are deferred and charged to operations over periods in which the related premiums written are earned. The change in this deferred asset is charged or (credited) to operations.

Funds held by reinsurers decreased as a result of the reinsurer on a nonstandard personal auto quota share reinsurance agreement from earlier years returning funds no longer needed to collateralize the Company’s obligation to the reinsurer.

Goodwill of $609,000 is associated with the 1998 acquisition of the Lalande Group and reflects a value no less than the estimated fair valuation levels of combined agency and claims handling operations of this type in the nonstandard personal automobile marketplace. Goodwill is no longer amortized but is subject to an impairment test based on its estimated fair value. Additional impairment losses could be recorded in future periods.

Unpaid C & CAE decreased primarily as a result of the settlement of claims in the normal course and favorable development in the first quarter of 2004 for nonstandard personal auto and commercial general liability estimated ultimate liabilities. As of March 31, 2004, the Company had $68,251,997 in net unpaid C & CAE. This amount represents management’s best estimate, as derived from the actuarial analysis and was set equal to the selected reserve estimate as established by an independent actuary. The independent actuary identified the recent adverse development in the Company’s unpaid C&CAE and the Company’s decision in 2002 to discontinue writing commercial lines as risk factors. In consideration of these risk factors the independent actuary believes that there are significant risks and uncertainties that could result in material adverse deviation of the unpaid C&CAE. Management has reviewed and discussed the results of the actuarial analysis with the actuary and believes the reserve estimate selected by the independent actuary to be the best estimate of reserves at this time.

As of March 31, 2004, in respect of its runoff lines, the Company had $56,611,602 in net unpaid C & CAE. Historically, the Company has experienced significant volatility in its reserve projections for its commercial lines. This volatility has been primarily attributable to its commercial automobile and general liability product lines. On February 7, 2002, the Company announced it had decided to discontinue writing commercial lines insurance due to continued adverse claims development and unprofitable results. The Company has been settling and reducing its remaining inventory of commercial claims. See “Business Operations-“Discontinuance of Commercial Lines”. As of March 31, 2004, 442 runoff claims remained. The average commercial lines claim at March 31, 2004 was approximately $128,081 per claim, at March 31, 2003 the average commercial lines claim was approximately $91,175 per claim.

As of March 31, 2004, in respect of its nonstandard personal auto line, the Company had $11,640,395 in net unpaid C & CAE. These claims generally are of shorter duration than the Company’s runoff lines claims. At March 31, 2004, the Company had 1,288 nonstandard personal auto claims. The average nonstandard personal auto claim at March 31, 2004 was approximately $9,038 per claim, at March 31, 2003 the average nonstandard personal auto claim was approximately $8,819 per claim.

Unearned premiums increased as a result of the growth in nonstandard personal auto premiums written. The premiums written in the first quarter of 2004 were 24% above premiums written in the third quarter of 2003. Because the Company predominately writes policies for a six month term, unearned premiums at March 31, 2004 are from policies written during the fourth quarter of 2003 and the first quarter of 2004, whereas unearned premiums at December 31, 2003 are from policies written during the third and fourth quarters of 2003.

Deferred revenues decreased primarily as a result of reinsurance recoveries under the reserve reinsurance cover agreement. This balance is primarily comprised of C & CAE recoveries under this agreement which will be recognized as Other income in future periods based upon the ratio of actual C & CAE paid to the total of potential C & CAE payable under this reinsurance agreement.

Deferred Federal income taxes are comprised of the taxes on the unrealized gains of the bonds available for sale. The unrealized gains have been recorded net of taxes in “Accumulated other comprehensive income.”

Accumulated other comprehensive income of $1,568,892 was recorded at March 31, 2004 as a result of the unrealized gains on bonds available for sale, net of tax.

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

Contractual Obligations

There were no material changes in the first quarter of 2004 to contractual obligations as of December 31, 2003.

On January 1, 2006 the Company will be obligated to pay $31,620,000 to the holder of the Series A Preferred Stock, subject to conditions as described in “Liquidity and Capital Resources - Focus on Obligations to Preferred Stock - Obligation to Redeem Series A Preferred Stock on January 1, 2006.” On March 23, 2007 the Company will be obligated to pay $6,000,000 plus accrued dividends to the holders of the Series B and Series C Preferred Stock, subject to similar conditions. From and after April 1, 2004 dividends on the Series B and Series C Preferred Stock accrue at a rate of 20% per annum, of which at least half (or at least $150,000) must be paid quarterly.

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

Legal Proceedings

Florida Securities Litigation

The Company is named as a defendant in a proceeding filed in the United States District Court for the Southern District of Florida styled, “Earl Culp, on behalf of himself, and all others similarly situated, Plaintiff, v. GAINSCO, INC., Glenn W. Anderson, and Daniel J. Coots, Defendants,” Case No. 03-20854-CIV-Lenard/Simonton. (the “Culp Case”). The proceeding is a consolidation of two previously separately pending actions and alleges violations of the federal securities laws in connection with the Company’s acquisition, operation, and divestiture of its former Tri-State, Ltd. (“Tri-State”) subsidiary.

On March 29, 2004 plaintiff filed a Second Consolidated Amended Class Action Complaint (the “Second Amended Complaint”). The alleged class period begins on November 17, 1999, when the Company issued a press release announcing its agreement to acquire Tri-State, and ends on February 7, 2002, when the Company issued a press release warning investors that it “expect[ed] to report a significant loss for the fourth quarter and year ended December 31, 2001.” The Second Amended Complaint in general alleges that during the class period the Company’s press releases and filings with the SEC contained non-disclosures and deceptive disclosures in respect of Tri-State, and that the Company’s financial statements were not prepared in accordance with generally accepted accounting principles, all in violation of Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 thereunder. The plaintiffs have not specified the amount of damages they seek. The Company believes that the allegations in the Second Amended Complaint are without merit, and intends to vigorously defend against the allegations made therein.

Other Legal Proceedings

In the course of its operations, the Company has been named as defendant in various legal actions seeking payment for claims denied by the Company and other monetary damages. In the opinion of the Company’s management the ultimate liability, if any, resulting from the disposition of these claims will not have a material adverse effect on the Company’s consolidated financial position or results of operations. The Company’s management believes that unpaid claims and claims adjustment expenses are adequate to cover liabilities from claims that arise in the normal course of its insurance business.

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

Forward Looking Statements

Statements made in this report that are qualified with words such as “continued to pursue,” “expect,” “intends to,” “intended to enhance,” “may”, “anticipates”, “will be”, “will”, etc., are forward-looking statements. Investors are cautioned that important factors, representing certain risks and uncertainties, could cause actual results to differ materially from those contained in the forward-looking statements. These factors include, but are not limited to, (a) the Company’s ability to effectively adjust and settle remaining claims associated with its exit from the commercial insurance business, (b) heightened competition from existing competitors and new competitor entrants into the Company’s markets, (c) the extent to which market conditions firm up, the acceptance of higher prices in the market place and the Company’s ability to realize and sustain higher rates, (d) the Company’s ability to successfully expand operations to new States, (e) contraction of the markets for the Company’s business, (f) factors considered by A.M. Best in its rating of the Company, and acceptability of the Company’s current or future A.M. Best rating to its end markets, (g) the Company’s ability to meet its obligations in respect of its Series A, B and C Redeemable Preferred Stock, (h) the ongoing level of claims and claims-related expenses and the adequacy of claim reserves, (i) the outcome of pending litigation, (j) the effectiveness of investment strategies implemented by the Company’s investment manager, (k) continued justification of recoverability of goodwill in the future, (l) the availability of reinsurance and the ability to collect reinsurance recoverables, including amounts that may become recoverable from the insurers with less than A.M. Best “Secure” ratings, (m) the Company’s ability to invest in new endeavors that are successful, (n) the limitation on the Company’s ability to use net operating loss carryforwards as a result of constraints caused by ownership changes within the meaning of Internal Revenue Code Section 382, (o) the ability of the Company to realize contingent acquisition payments in connection with its sale of the management contract controlling GAINSCO County Mutual Insurance Company, which was prejudiced by legislation passed in the session of the Texas Legislature ended June 2, 2003, and (p) general economic conditions, including fluctuations in interest rates. In addition, the actual emergence of losses and loss expenses may vary, perhaps materially, from the Company’s estimate thereof, because (a) estimates of loss and loss expense liabilities are subject to large potential errors of estimation as the ultimate disposition of claims incurred prior to the financial statement date, whether reported or not, is subject to the outcome of events that have not yet occurred (e.g., jury decisions, court interpretations, legislative changes, subsequent damage to property, changes in the medical condition of claimants, public attitudes and social/economic conditions such as inflation) (b) estimates of losses do not make provision for extraordinary future emergence of new classes of losses or types of losses not sufficiently represented in the Company’s historical database or which are not yet quantifiable, and (c) estimates of future costs are subject to the inherent limitation on the ability to predict the aggregate course of future events. A forward-looking statement is relevant as of the date the statement is made and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances arising after the date on which the statement was made. Please refer to the Company’s recent SEC filings for further information regarding factors that could affect the Company’s results.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Florida Securities Litigation

The Company is named as a defendant in a proceeding filed in the United States District Court for the Southern District of Florida styled, “Earl Culp, on behalf of himself, and all others similarly situated, Plaintiff, v. GAINSCO, INC., Glenn W. Anderson, and Daniel J. Coots, Defendants,” Case No. 03-20854-CIV-Lenard/Simonton. (the “Culp Case”). The proceeding is a consolidation of two previously separately pending actions and alleges violations of the federal securities laws in connection with the Company’s acquisition, operation, and divestiture of its former Tri-State, Ltd. (“Tri-State”) subsidiary.

On March 29, 2004 plaintiff filed a Second Consolidated Amended Class Action Complaint (the “Second Amended Complaint”). The alleged class period begins on November 17, 1999, when the Company issued a press release announcing its agreement to acquire Tri-State, and ends on February 7, 2002, when the Company issued a press release warning investors that it “expect[ed] to report a significant loss for the fourth quarter and year ended December 31, 2001.” The Second Amended Complaint in general alleges that during the class period the Company’s press releases and filings with the SEC contained non-disclosures and deceptive disclosures in respect of Tri-State, and that the Company’s financial statements were not prepared in accordance with generally accepted accounting principles, all in violation of Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 thereunder. The plaintiffs have not specified the amount of damages they seek. The Company believes that the allegations in the Second Amended Complaint are without merit, and intends to vigorously defend against the allegations made therein.

Other Legal Proceedings

In the normal course of its operations, the Company has been named as defendant in various legal actions seeking payments for claims denied by the Company and other monetary damages. In the opinion of the Company’s management, the ultimate liability if any, resulting from the disposition of these claims will not have a material adverse effect on the Company’s consolidated financial position or results of operations. The Company’s management believes that unpaid claims and claim adjustment expenses are adequate to cover liabilities from claims that arise in the normal course of its insurance business.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

      An Annual Meeting of Shareholders of the Company was held on May 12, 2004 in Dallas, Texas. At the Annual Meeting, shareholders elected directors for the ensuing year and until their successors are duly elected and qualified. The results of the voting were as follows:

Election of Directors	For	Withheld

Glenn W. Anderson	26,136,622	2,075,449
Hugh M. Balloch	27,039,643	1,172,428
John C. Goff	27,039,643	1,172,428
Joel C. Puckett	27,039,408	1,172,663
Sam Rosen	27,037,828	1,174,243
Robert W. Stallings	27,039,433	1,172,638
Harden H. Wiedemann	29,916,957	1,295,114
John H. Williams	27,037,943	1,174,128

Item 5. Other Information

On May 14, 2004, the Company reported its first quarter earnings for 2004. A copy of the press release is furnished herewith as Exhibit 99.1.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

*3.1	Restated Articles of Incorporation of Registrant as filed with the Secretary of State of Texas on July 24, 1986 [Exhibit 3.1, filed in Registration Statement No. 33-7846 on Form S-1, effective November 6, 1986].

*3.2	Articles of Amendment to the Articles of Incorporation as filed with the Secretary of State of Texas on June 10, 1988 [Exhibit 3.2, filed in Registration Statement No. 33-25226 on Form S-1, effective November 14, 1988].

*3.3	Articles of Amendment to Articles of Incorporation as filed with the Secretary of State of Texas on August 13, 1993 [Exhibit 3.6, Form 10-K dated March 25, 1994].

*3.4	Statement of Resolution Establishing and Designating Series A Convertible Preferred Stock of Registrant as filed with the Secretary of State of the State of Texas on October 1, 1999 [Exhibit 99.18, Form 8-K dated June 29, 1999].

*3.5	Bylaws of Registrant as amended through September 6, 2001. [Exhibit 3.5, Form 8-K dated August 31, 2001].

*3.6	Statement of Resolution Establishing and Designating Series B Convertible Redeemable Preferred Stock of Registrant as filed with the Secretary of State of the State of Texas on March 22, 2001. [Exhibit 99.19, Form 8-K/A dated March 30, 2001].

*3.7	Statement of Resolution Establishing and Designating Series C Redeemable Preferred Stock of Registrant as filed with the Secretary of State of the State of Texas on March 22, 2001. [Exhibit 99.20, Form 8-K/A dated March 30, 2001].

*4.1	Form of Common Stock Certificate [Exhibit 4.6, Form 10-K dated March 28, 1997].

*4.2	Agreement dated August 26, 1994 appointing Continental Stock Transfer & Trust Company transfer agent and registrar [Exhibit 10.28, Form 10-K dated March 30, 1995].

*10.1	1990 Stock Option Plan of the Registrant [Exhibit 10.16, Form 10-K dated March 22, 1991].

*10.2	1995 Stock Option Plan of the Registrant [Exhibit 10.31, Form 10-K dated March 28, 1996].

*10.3	1998 Long Term Incentive Plan of the Registrant [Exhibit 99.8, Form 10-Q dated August 10, 1998].

*10.4	Forms of Change of Control Agreements [Exhibit 10.4, Form 10-K dated March 29, 2002].

*10.5	Employment Agreement dated April 25, 1998 between Glenn W. Anderson and the Registrant [Exhibit 99.5, Form 10-Q/A dated June 16, 1998].

*10.6	Change of Control Agreement for Glenn W. Anderson [Exhibit 99.7, Form 10-Q/A dated June 16, 1998].

*10.7	Replacement Non-Qualified Stock Option Agreement dated July 24, 1998 between Glenn W. Anderson and the Registrant [Exhibit 99.6, Form 10-Q dated August 10, 1998].

*10.8	Securities Purchase Agreement dated as of June 29, 1999 between Registrant and Goff Moore Strategic Partners, L.P. (“GMSP”) and related Series A Common Stock Purchase Warrant and Series B Common Stock Purchase Warrant [Exhibit 2.1, Form 8-K dated June 29, 1999; Exhibits 99.19 and 99.20, Form 8-K dated October 4, 1999].

*10.9	Investment Management Agreements dated October 4, 1999 between GMSP and each of Registrant, General Agents Insurance Company of America, Inc., MGA Insurance Company, Inc. and GAINSCO County Mutual Insurance Company; and Investment Management Agreement dated January 6, 2000 between GMSP and Midwest Casualty Insurance Company. [Exhibit 10.11, Form 10-K dated March 30, 2000].

*10.10	Stock Purchase Agreements dated August 17, 1998 with Carlos de la Torre, McRae B. Johnston, Michael S. Johnston and Ralph Mayoral relating to acquisition by Registrant of

Lalande Group and related employment agreements with them [Exhibits 99.6 to 99.13, Form 8-K dated August 26, 1998].

*10.11	Stock Purchase Agreement dated as of November 17, 1999 among Registrant, Tri-State, Ltd., Herbert A. Hill and Alan E. Heidt and related Pledge Agreement dated as of January 7, 2000 executed by the Registrant in favor of Bank One, NA and Unlimited Guaranty dated as of January 7, 2000 executed by Tri-State, Ltd. in favor of Bank One, N.A. [Exhibit 10.14, Form 10-K dated March 30, 2000].

*10.12	First Amendment to Stock Purchase Agreement dated May 16, 2000 among Registrant, Tri-State, Ltd., Herbert A. Hill and Alan E. Heidt [Exhibit 10.14, Form 10-Q dated August 11, 2000].

*10.13	GAINSCO, INC. 401(k) Plan and related Adoption Agreement [Exhibit 10.14 to Form 10-Q filed November 14, 2003].

*10.14	Securities Purchase Agreement dated as of February 26, 2001 between Registrant and GMSP (including exhibits) and related First Amendment to Securities Purchase Agreement, letter regarding redemption of Registrant’s outstanding Series A Convertible Preferred Stock, First Amendment to Series A Common Stock Purchase Warrant, and First Amendment to Series B Common Stock Purchase Warrant [Exhibit 2.1, Form 8-K dated March 2, 2001; Exhibits 2.2, 2.8, 99.21 and 99.22, Form 8-K/A dated March 30, 2001].

*10.15	Securities Purchase Agreement dated as of February 26, 2001 between Registrant and Robert W. Stallings (“Stallings”) (including exhibits) and related First Amendment to Securities Purchase Agreement, Assignment and Assumption Agreement between Stallings and ING Pilgrim Capital Corporation, LLC, Amendment to Assignment and Assumption Agreement, letter dated March 23, 2001 from Stallings to Registrant, and Common Stock Purchase Warrant [Exhibit 2.2, Form 8-K dated March 2, 2001; Exhibits 2.4 to 2.7 and 99.23, Form 8-K/A dated March 30, 2001].

*10.16	Consulting Agreement dated as of February 26, 2001 between Registrant and Stallings [Exhibit 99.15, Form 8-K dated March 2, 2001].

*10.17	Letter agreement dated February 27, 2002 between the Registrant and GMSP pursuant to which the Registrant exercised its right to put certain illiquid investments to GMSP for $2,087,354.27 pursuant to Section 6.9 of the Securities Purchase Agreement dated February 26, 2001 between the Registrant and GMSP, as amended [Exhibit 10.24, Form 8-K/A dated February 27, 2002].

*10.18	Agreement of Sale and Purchase dated March 7, 2002 between General Agents Insurance Company of America, Inc. and Turonian Corp. [Exhibit 10.24, Form 10-K dated March 29, 2002].

*10.19	First Amendment to Investment Management Agreements dated August 9, 2002 among Goff Moore Strategic Partners, L.P., the Registrant, General Agents Insurance Company of America, Inc., MGA Insurance Company, Inc., GAINSCO County Mutual Insurance Company and Midwest Casualty Insurance Company [Exhibit 10.25, Form 10-Q dated August 14, 2002].

*10.20	Acquisition Agreement dated August 12, 2002 among the Registrant, GAINSCO Service Corp., GAINSCO County Mutual Insurance Company, Berkeley Management Corporation and Liberty Mutual Insurance Company [Exhibit 10.26, Form 10-Q dated August 14, 2002].

*10.21	Commercial Lease Agreement dated July 31, 2002 between JaGee Real Properties, L.P. and General Agents Insurance Company of America, Inc. [Exhibit 10.27, Form 10-Q dated August 14, 2002].

*10.22	Form of Executive Severance Agreement between GAINSCO Service Corp. and each of Richard M. Buxton and Daniel J. Coots [Exhibit 10.28, Form 10-Q dated August 14, 2002].

*10.23	Representative Forms of Retention Incentive Agreement [Exhibit 10.30, Form 10-Q dated August 14, 2002].

*10.24	Acquisition Agreement dated August 12, 2002 among the Registrant, GAINSCO Service Corp., Berkeley Management Corporation, Liberty Mutual Insurance Company, and GAINSCO County Mutual Insurance Company and Amendment to Acquisition Agreement dated December 2, 2002 among the Registrant, GAINSCO Service Corp., Berkeley Management Corporation, Liberty Mutual Insurance Company, and GAINSCO County Mutual Insurance Company [Exhibit 10.26, Form 10-Q dated August 14, 2002 and Exhibit 10.32, Form 8-K filed December 5, 2002].

*10.25	Office Lease dated August 19, 2002 between Crescent Real Estate Funding X, L.P. and the Registrant [Exhibit 10.31, Form 10-Q dated November 14, 2002].

*10.26	Separation Agreement and Release dated December 17, 2002 between McRae B. Johnston and MGA Insurance Company, Inc.; Separation Agreement and Release dated December 17, 2002 among McRae B. Johnston, Registrant, National Specialty Lines, Inc., Lalande Financial Group, Inc., DLT Insurance Adjusters, Inc. and Midwest Casualty Insurance Company; Consulting Agreement dated December 17, 2002 between McRae B. Johnston and MGA Insurance Company, Inc.; and Form of Separation Agreement and Release entered into as of March 1, 2003 between McRae B. Johnston and MGA Insurance Company, Inc. [Exhibit 10.33, Form 8-K filed December 17, 2002; Exhibit 10.34, Form 8-K filed December 17, 2002; Exhibit 10.35, Form 8-K filed December 17, 2002; and Exhibit 10.36, Form 8-K filed December 17, 2002].

*10.27	Executive Severance Agreement dated May 8, 2003 among Michael Johnston, Registrant, National Specialty Lines, Inc., Lalande Financial Group, Inc., DLT Insurance Adjusters, Inc. and MGA Insurance Company, Inc.

11.1	Statement regarding Computation of Per Share Earnings (the required information is included in Note 1(e) of Notes to Consolidated Financial Statements included in this Report and no separate statements is, or is required to be, filed as an Exhibit).

15.1	Awareness Letter of KPMG LLP. (1)

31.1	Section 302 Certification – Chief Executive Officer. (1)

31.2	Section 302 Certification – Chief Financial Officer. (1)

32.1	Certificate Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer. (2)

32.2	Certificate Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer. (2)

99.1	Press Release dated May 14, 2004. (1)

*	Exhibit has previously been filed with the Commission as an exhibit in the filing designated in brackets and is incorporated herein by this reference. Registrant’s file number for reports filed under the Securities Exchange Act of 1934 is 1-9828.

(1)	Filed herewith.

(2)	Furnished (but not filed) herewith.

(b)	Reports on Form 8-K

A Report on Form 8-K was filed March 9, 2004 reporting the release of the Company’s financial results for the fourth quarter and year ended December 31, 2003. No financial statements were filed with the Report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the Registrant as well as in his capacity as Chief Financial Officer.

GAINSCO, INC.

Date: May 17, 2004	By:	/s/ Daniel J. Coots

Daniel J. Coots
Senior Vice President, Treasurer and
Chief Financial Officer

INDEX OF EXHIBITS

Exhibit No.	Description
*3.1	Restated Articles of Incorporation of Registrant as filed with the Secretary of State of Texas on July 24, 1986 [Exhibit 3.1, filed in Registration Statement No. 33-7846 on Form S-1, effective November 6, 1986].

*3.2	Articles of Amendment to the Articles of Incorporation as filed with the Secretary of State of Texas on June 10, 1988 [Exhibit 3.2, filed in Registration Statement No. 33-25226 on Form S-1, effective November 14, 1988].

*3.3	Articles of Amendment to Articles of Incorporation as filed with the Secretary of State of Texas on August 13, 1993 [Exhibit 3.6, Form 10-K dated March 25, 1994].

*3.4	Statement of Resolution Establishing and Designating Series A Convertible Preferred Stock of Registrant as filed with the Secretary of State of the State of Texas on October 1, 1999 [Exhibit 99.18, Form 8-K dated June 29, 1999].

*3.5	Bylaws of Registrant as amended through September 6, 2001. [Exhibit 3.5, Form 8-K dated August 31, 2001].

*3.6	Statement of Resolution Establishing and Designating Series B Convertible Redeemable Preferred Stock of Registrant as filed with the Secretary of State of the State of Texas on March 22, 2001. [Exhibit 99.19, Form 8-K/A dated March 30, 2001].

*3.7	Statement of Resolution Establishing and Designating Series C Redeemable Preferred Stock of Registrant as filed with the Secretary of State of the State of Texas on March 22, 2001. [Exhibit 99.20, Form 8-K/A dated March 30, 2001].

*4.1	Form of Common Stock Certificate [Exhibit 4.6, Form 10-K dated March 28, 1997].

*4.2	Agreement dated August 26, 1994 appointing Continental Stock Transfer & Trust Company transfer agent and registrar [Exhibit 10.28, Form 10-K dated March 30, 1995].

*10.1	1990 Stock Option Plan of the Registrant [Exhibit 10.16, Form 10-K dated March 22, 1991].

*10.2	1995 Stock Option Plan of the Registrant [Exhibit 10.31, Form 10-K dated March 28, 1996].

*10.3	1998 Long Term Incentive Plan of the Registrant [Exhibit 99.8, Form 10-Q dated August 10, 1998].

*10.4	Forms of Change of Control Agreements [Exhibit 10.4, Form 10-K dated March 29, 2002].

Exhibit No.	Description
*10.5	Employment Agreement dated April 25, 1998 between Glenn W. Anderson and the Registrant [Exhibit 99.5, Form 10-Q/A dated June 16, 1998].

*10.6	Change of Control Agreement for Glenn W. Anderson [Exhibit 99.7, Form 10-Q/A dated June 16, 1998].

*10.7	Replacement Non-Qualified Stock Option Agreement dated July 24, 1998 between Glenn W. Anderson and the Registrant [Exhibit 99.6, Form 10-Q dated August 10, 1998].

*10.8	Securities Purchase Agreement dated as of June 29, 1999 between Registrant and Goff Moore Strategic Partners, L.P. (“GMSP”) and related Series A Common Stock Purchase Warrant and Series B Common Stock Purchase Warrant [Exhibit 2.1, Form 8-K dated June 29, 1999; Exhibits 99.19 and 99.20, Form 8-K dated October 4, 1999].

*10.9	Investment Management Agreements dated October 4, 1999 between GMSP and each of Registrant, General Agents Insurance Company of America, Inc., MGA Insurance Company, Inc. and GAINSCO County Mutual Insurance Company; and Investment Management Agreement dated January 6, 2000 between GMSP and Midwest Casualty Insurance Company. [Exhibit 10.11, Form 10-K dated March 30, 2000].

*10.10	Stock Purchase Agreements dated August 17, 1998 with Carlos de la Torre, McRae B. Johnston, Michael S. Johnston and Ralph Mayoral relating to acquisition by Registrant of Lalande Group and related employment agreements with them [Exhibits 99.6 to 99.13, Form 8-K dated August 26, 1998].

*10.11	Stock Purchase Agreement dated as of November 17, 1999 among Registrant, Tri-State, Ltd., Herbert A. Hill and Alan E. Heidt and related Pledge Agreement dated as of January 7, 2000 executed by the Registrant in favor of Bank One, NA and Unlimited Guaranty dated as of January 7, 2000 executed by Tri-State, Ltd. in favor of Bank One, N.A. [Exhibit 10.14, Form 10-K dated March 30, 2000].

*10.12	First Amendment to Stock Purchase Agreement dated May 16, 2000 among Registrant, Tri-State, Ltd., Herbert A. Hill and Alan E. Heidt [Exhibit 10.14, Form 10-Q dated August 11, 2000].

*10.13	GAINSCO, INC. 401(k) Plan and related Adoption Agreement [Exhibit 10.14 to Form 10-Q filed November 14, 2003].

Exhibit No.	Description
*10.14	Securities Purchase Agreement dated as of February 26, 2001 between Registrant and GMSP (including exhibits) and related First Amendment to Securities Purchase Agreement, letter regarding redemption of Registrant’s outstanding Series A Convertible Preferred Stock, First Amendment to Series A Common Stock Purchase Warrant, and First Amendment to Series B Common Stock Purchase Warrant [Exhibit 2.1, Form 8-K dated March 2, 2001; Exhibits 2.2, 2.8, 99.21 and 99.22, Form 8-K/A dated March 30, 2001].

*10.15	Securities Purchase Agreement dated as of February 26, 2001 between Registrant and Robert W. Stallings (“Stallings”) (including exhibits) and related First Amendment to Securities Purchase Agreement, Assignment and Assumption Agreement between Stallings and ING Pilgrim Capital Corporation, LLC, Amendment to Assignment and Assumption Agreement, letter dated March 23, 2001 from Stallings to Registrant, and Common Stock Purchase Warrant [Exhibit 2.2, Form 8-K dated March 2, 2001; Exhibits 2.4 to 2.7 and 99.23, Form 8-K/A dated March 30, 2001].

*10.16	Consulting Agreement dated as of February 26, 2001 between Registrant and Stallings [Exhibit 99.15, Form 8-K dated March 2, 2001].

*10.17	Letter agreement dated February 27, 2002 between the Registrant and GMSP pursuant to which the Registrant exercised its right to put certain illiquid investments to GMSP for $2,087,354.27 pursuant to Section 6.9 of the Securities Purchase Agreement dated February 26, 2001 between the Registrant and GMSP, as amended [Exhibit 10.24, Form 8-K/A dated February 27, 2002].

*10.18	Agreement of Sale and Purchase dated March 7, 2002 between General Agents Insurance Company of America, Inc. and Turonian Corp. [Exhibit 10.24, Form 10-K dated March 29, 2002].

*10.19	First Amendment to Investment Management Agreements dated August 9, 2002 among Goff Moore Strategic Partners, L.P., the Registrant, General Agents Insurance Company of America, Inc., MGA Insurance Company, Inc., GAINSCO County Mutual Insurance Company and Midwest Casualty Insurance Company [Exhibit 10.25, Form 10-Q dated August 14, 2002].

*10.20	Acquisition Agreement dated August 12, 2002 among the Registrant, GAINSCO Service Corp., GAINSCO County Mutual Insurance Company, Berkeley Management Corporation and Liberty Mutual Insurance Company [Exhibit 10.26, Form 10-Q dated August 14, 2002].

*10.21	Commercial Lease Agreement dated July 31, 2002 between JaGee Real Properties, L.P. and General Agents Insurance Company of America, Inc. [Exhibit 10.27, Form 10-Q dated August 14, 2002].

Exhibit No.	Description
*10.22	Form of Executive Severance Agreement between GAINSCO Service Corp. and each of Richard M. Buxton and Daniel J. Coots [Exhibit 10.28, Form 10-Q dated August 14, 2002].

*10.23	Representative Forms of Retention Incentive Agreement [Exhibit 10.30, Form 10-Q dated August 14, 2002].

*10.24	Acquisition Agreement dated August 12, 2002 among the Registrant, GAINSCO Service Corp., Berkeley Management Corporation, Liberty Mutual Insurance Company, and GAINSCO County Mutual Insurance Company and Amendment to Acquisition Agreement dated December 2, 2002 among the Registrant, GAINSCO Service Corp., Berkeley Management Corporation, Liberty Mutual Insurance Company, and GAINSCO County Mutual Insurance Company [Exhibit 10.26, Form 10-Q dated August 14, 2002 and Exhibit 10.32, Form 8-K filed December 5, 2002].

*10.25	Office Lease dated August 19, 2002 between Crescent Real Estate Funding X, L.P. and the Registrant [Exhibit 10.31, Form 10-Q dated November 14, 2002].

*10.26	Separation Agreement and Release dated December 17, 2002 between McRae B. Johnston and MGA Insurance Company, Inc.; Separation Agreement and Release dated December 17, 2002 among McRae B. Johnston, Registrant, National Specialty Lines, Inc., Lalande Financial Group, Inc., DLT Insurance Adjusters, Inc. and Midwest Casualty Insurance Company; Consulting Agreement dated December 17, 2002 between McRae B. Johnston and MGA Insurance Company, Inc.; and Form of Separation Agreement and Release entered into as of March 1, 2003 between McRae B. Johnston and MGA Insurance Company, Inc. [Exhibit 10.33, Form 8-K filed December 17, 2002; Exhibit 10.34, Form 8-K filed December 17, 2002; Exhibit 10.35, Form 8-K filed December 17, 2002; and Exhibit 10.36, Form 8-K filed December 17, 2002].

*10.27	Executive Severance Agreement dated May 8, 2003 among Michael Johnston, Registrant, National Specialty Lines, Inc., Lalande Financial Group, Inc., DLT Insurance Adjusters, Inc. and MGA Insurance Company, Inc.

11.1	Statement regarding Computation of Per share Earnings (the required information is included in Note 1(e) of Notes to Consolidated Financial Statements included in this Report and no separate statements is, or is required to be, filed as an Exhibit).

15.1	Awareness Letter of KPMG LLP. (1)

31.1	Section 302 Certification – Chief Executive Officer. (1)

31.2	Section 302 Certification – Chief Financial Officer. (1)

32.1	Certificate Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer. (2)

Exhibit No.	Description
32.2	Certificate Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer. (2)

99.1	Press Release dated May 14, 2004. (1)

*	Exhibit has previously been filed with the Commission as an exhibit in the filing designated in brackets and is incorporated herein by this reference. Registrant’s file number for reports filed under the Securities Exchange Act of 1934 is 1-9828.

(1)	Filed herewith.

(2)	Furnished (but not filed) herewith.