Form 10-Q
period 2004-06-30
GAINSCO INC
filed 2004-08-16
CIK 786344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2004	Commission File Number 1-9828

GAINSCO, INC.

(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	75-1617013 (I.R.S. Employer Identification No.)

1445 Ross Ave., Suite 5300, Dallas, Texas (Address of principal executive offices)	75202 (Zip Code)

Registrant’s telephone number, including area code	(214)647-0415

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

Yes [   ]    No [X]

As of August 13, 2004 there were 21,169,736 shares of the registrant’s Common Stock ($.10 par value) outstanding.

GAINSCO, INC. AND SUBSIDIARIES
INDEX

Page
PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	3
Consolidated Balance Sheets as of June 30, 2004 (unaudited) and December 31, 2003	4
Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2004 and 2003 (unaudited)	6
Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Six Months Ended June 30, 2004 (unaudited) and the Twelve Months Ended December 31, 2003	7
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2004 and 2003 (unaudited)	8
Notes to Consolidated Financial Statements June 30, 2004 and 2003 (unaudited)	10
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosures about Market Risk	34
Item 4. Controls and Procedures	36
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	37
Item 2. Changes in Securities and Use of Proceeds	37
Item 3. Defaults Upon Senior Securities	37
Item 4. Submission of Matters to a Vote of Security Holders	38
Item 5. Other Information	38
Item 6. Exhibits and Reports on Form 8-K	38
SIGNATURE	43
Awareness Letter of KPMG LLP
Section 302 Certification-Chief Executive Officer
Section 302 Certification-Chief Financial Officer
Section 906 Certification-Chief Executive Officer
Section 302 Certification-Chief Financial Officer
Press Releae

PART I. FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
GAINSCO, INC.:

We have reviewed the condensed consolidated balance sheet of GAINSCO, INC. and subsidiaries as of June 30, 2004, the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2004, and the related condensed consolidated statements of shareholders’ equity and comprehensive income for the six-month period ended June 30, 2004, and statements of cash flows for the six-month periods ended June 30, 2004 and 2003. These condensed consolidated financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of GAINSCO, INC. and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated March 5, 2004, we expressed an unqualified opinion on those consolidated financial statements. Our report refers to a change in accounting for goodwill and other intangible assets in 2002 as a result of the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and a change in the method of accounting residual interests in securitizations in 2001 as a result of the adoption of EITF 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP
Dallas, Texas August 10, 2004

GAINSCO, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30,
	2004	December 31,
	(unaudited)	2003
Assets
Investments:
Fixed maturities:
Bonds available for sale, at fair value (amortized cost: $34,603,596 - 2004, $37,640,725 - 2003)	$35,998,605	40,603,060
Certificates of deposit, at amortized cost (which approximates fair value)	886,189	980,807
Short-term investments, at cost (which approximates fair value)	61,555,414	69,100,442

Total investments	98,440,208	110,684,309
Cash	3,135,098	1,912,981
Accrued investment income	556,416	623,377
Premiums receivable (net of allowance for doubtful accounts: $75,000 - 2004, $275,000 - 2003)	6,111,900	4,426,370
Reinsurance balances receivable (net of allowance for doubtful accounts:
$122,516 - 2004, $122,484 - 2003) (note 2)	14,521,205	16,060,568
Ceded unpaid claims and claim adjustment expenses (note 2)	37,415,069	44,063,825
Deferred policy acquisition costs	1,904,155	1,291,485
Property and equipment (net of accumulated depreciation and amortization:
$3,282,965 - 2004, $4,599,783 - 2003)	238,793	338,761
Current Federal income taxes (note 1)	8,479	—
Deferred Federal income taxes (net of valuation allowance: $30,047,501 - 2004, $30,768,699 - 2003) (note 1)	—	—
Funds held by reinsurers	2,368,592	3,596,249
Other assets	1,709,411	2,092,888
Goodwill (note 1)	609,000	609,000

Total assets	$167,018,326	185,699,813

     See accompanying notes to consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30,
	2004	December 31,
	(unaudited)	2003
Liabilities and Shareholders’ Equity
Liabilities
Unpaid claims and claim adjustment expenses	$102,219,023	120,633,225
Unearned premiums	10,621,206	8,594,939
Commissions payable	2,905,381	2,740,812
Accounts payable	2,226,679	2,736,294
Reinsurance balances payable	179,440	232,409
Deferred revenue	1,646,734	2,310,652
Drafts payable	1,624,943	1,453,715
Deferred Federal income taxes (note 1)	474,303	1,007,194
Other liabilities	639,041	455,168

Total liabilities	122,536,750	140,164,408

Redeemable convertible preferred stock — Series A ($1,000 stated value, 31,620 shares authorized, 31,620 issued at June 30, 2004 and December 31, 2003), liquidation value of $31,620,000 (note 4)	25,978,000	24,331,000
Redeemable convertible preferred stock — Series B ($1,000 stated value, 3,000 shares authorized, 3,000 issued at June 30, 2004 and December 31, 2003), liquidation value of $3,148,333 (note 4)	3,085,333	3,855,260
Redeemable preferred stock — Series C ($1,000 stated value, 3,000 shares authorized, 3,000 issued at June 30, 2004 and December 31, 2003), at liquidation value (note 4)	3,148,333	3,936,260

Total Redeemable Preferred Stock	32,211,666	32,122,520

Shareholders’ Equity (note 4)
Common stock ($.10 par value, 250,000,000 shares authorized, 22,013,830 issued at June 30, 2004 and December 31, 2003)	2,201,383	2,201,383
Common stock warrants	540,000	540,000
Additional paid-in capital	100,866,124	100,866,124
Accumulated other comprehensive income (note 1)	920,706	1,955,141
Retained deficit	(84,563,778)	(84,455,238)
Treasury stock, at cost (844,094 shares at June 30, 2004 and December 31, 2003)	(7,694,525)	(7,694,525)

Total shareholders’ equity	12,269,910	13,412,885

Commitments and contingencies (note 6)
Total liabilities and shareholders’ equity	$167,018,326	185,699,813

     See accompanying notes to consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenues:
Net premiums earned (note 2)	$9,235,438	7,837,960	17,735,909	16,527,616
Net investment income	565,211	782,904	1,173,141	1,627,910
Net realized gains (note 1)	231,723	514,939	617,519	1,265,993
Other income	1,503,539	1,168,487	2,573,930	2,525,229

Total revenues	11,535,911	10,304,290	22,100,499	21,946,748

Expenses:
Claims and claims adjustment expenses (note 2)	6,749,512	4,870,908	12,209,074	12,354,215
Commissions	1,142,548	850,071	2,631,967	1,896,007
Change in deferred policy acquisition costs	(259,608)	643,877	(612,670)	651,392
Interest expense (note 3)	—	26,342	—	78,851
Underwriting and operating expenses	2,871,211	3,103,549	5,788,732	6,087,220

Total expenses	10,503,663	9,494,747	20,017,103	21,067,685

Income before Federal income taxes	1,032,248	809,543	2,083,396	879,063
Federal income taxes:
Current benefit	—	—	(8,479)	—
Deferred expense	—	—	—	—

Total taxes	—	—	(8,479)	—

Net income	$1,032,248	809,543	2,091,875	879,063

Net loss to common shareholders	$(114,758)	(116,217)	(108,540)	(945,000)

Loss per common share (note 1):
Basic	$(.01)	(.01)	(.01)	(.04)

Diluted	$(.01)	(.01)	(.01)	(.04)

     See accompanying notes to consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

	Six months ended
	June 30, 2004		Twelve months ended
	(unaudited)		December 31, 2003
Common stock:
Balance at beginning and at end of period	$2,201,383		2,201,383

Common stock warrants:
Balance at beginning and at end of period	$540,000		540,000

Additional paid-in capital:
Balance at beginning and at end of period	$100,866,124		100,866,124

Retained deficit:
Balance at beginning of period	$(84,455,238)		(84,066,604)
Net income	2,091,875	2,091,875	3,375,772	3,375,772
Accrued dividends – redeemable preferred stock (note 4)	(535,415)		(740,406)
Accretion of discount on redeemable preferred shares	(1,665,000)		(3,024,000)

Balance at end of period	(84,563,778)		(84,455,238)

Accumulated other comprehensive income:
Balance at beginning of period	$1,955,141		2,400,722
Unrealized loss on securities, net of reclassification adjustment, net of tax (note 1)	(1,034,435)	(1,034,435)	(445,581)	(445,581)

Comprehensive income		1,057,440		2,930,191

Balance at end of period	920,706		1,955,141

Treasury stock:
Balance at beginning and at end of period	(7,694,525)		(7,694,525)

Total shareholders’ equity at end of period	$12,269,910		13,412,885

     See accompanying notes to consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$2,091,875	879,063
Adjustments to reconcile net income to cash used for operating activities:
Depreciation and amortization	86,654	134,316
Change in accrued investment income	66,961	(78,543)
Change in premiums receivable	(1,685,530)	(430,763)
Change in reinsurance balances receivable	1,539,363	10,506,618
Change in ceded unpaid claims and claim adjustment expenses	6,648,756	7,588,823
Change in deferred policy acquisition costs	(612,670)	651,392
Change in funds held by reinsurers	1,227,657	2,315,750
Change in other assets	383,477	362,159
Change in unpaid claims and claim adjustment expenses	(18,414,202)	(19,625,407)
Change in unearned premiums	2,026,267	(326,962)
Change in commissions payable	164,569	(3,068,397)
Change in accounts payable	(509,615)	172,998
Change in reinsurance balances payable	(52,969)	258,994
Change in deferred revenue	(663,918)	(1,554,032)
Change in drafts payable	171,228	(196,735)
Change in other liabilities	183,873	268,239
Change in current Federal income taxes	(8,479)	1,055,753

Net cash used for operating activities	$(7,356,703)	(1,086,734)

See accompanying notes to consolidated financial statements.	(continued)

GAINSCO, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2004	2003
Cash flows from investing activities:
Bonds available for sale:
Sold	$2,640,853	12,955,003
Matured	525,809	2,946,000
Purchased	(100,266)	(8,035,824)
Common stock purchased	—	(302,000)
Certificates of deposit matured	290,000	392,035
Certificates of deposit purchased	(200,000)	(732,435)
Net change in short term investments	7,545,028	(2,018,258)
Property and equipment purchased	(11,337)	(10,068)

Net cash provided by investing activities	10,690,087	5,194,453

Cash flows from financing activities:
Dividend payment on preferred stock	(2,111,267)	—
Payments on note payable	—	(1,939,000)

Net cash used for financing activities	(2,111,267)	(1,939,000)

Net increase in cash	1,222,117	2,168,719
Cash at beginning of period	1,912,981	2,512,454

Cash at end of period	$3,135,098	4,681,173

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

The accompanying consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to current year presentation.

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

The Company concentrates its efforts on nonstandard personal auto markets and is approved to write insurance in 40 states and the District of Columbia on a non-admitted basis and in 44 states and the District of Columbia on an admitted basis. The Company currently markets its nonstandard personal auto line through approximately 1,000 non-affiliated retail agencies.

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

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

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

GNAC needs cash during 2004 primarily for: (1) preferred stock dividends (see Note (4)), (2) administrative expenses, and (3) financial advisory and legal costs incurred in conjunction with the Special Committee’s consideration of alternatives for dealing with GNAC’s obligations to the holders of its Preferred Stock. The primary source of cash to meet these obligations is statutorily permitted payments from its insurance subsidiary, General Agents. GNAC believes the cash dividends from General Agents should be sufficient to meet its expected obligations for 2004.

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

The unrealized gains on investments at June 30, 2004 and December 31, 2003 are set forth in the following table:

	June 30, 2004	December 31, 2003
Bonds available for sale:
Unrealized gain	$1,395,009	2,962,335
Deferred tax expense	(474,303)	(1,007,194)

Net unrealized gain	$920,706	1,955,141

Proceeds from the sale of bond securities totaled $1,465,612 and $5,521,804 for the three months ended June 30, 2004 and 2003, respectively and $2,640,853 and $12,955,003 for the six months ended June 30, 2004 and 2003, respectively.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

Realized gains and losses on investments for the three months and six months ended June 30, 2004 and 2003, respectively, are presented in the following table:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Realized gains:
Bonds	$231,723	515,774	617,519	1,266,828

Total realized gains	231,723	515,774	617,519	1,266,828

Realized losses:
Other investments	—	835	—	835

Total realized losses	—	835	—	835

Net realized gains	$231,723	514,939	617,519	1,265,993

(d)	Federal Income Taxes

The Company and its subsidiaries file a consolidated Federal income tax return. Deferred income tax items are accounted for under the “asset and liability” method which provides for temporary differences between the reporting of earnings for financial statement purposes and for tax purposes, primarily deferred policy acquisition costs, the discount on unpaid claims and claim adjustment expenses, net operating loss carryforwards and the nondeductible portion of the change in unearned premiums. The Company paid no Federal income taxes during the six months ended June 30, 2004 and June 30, 2003. The Company received Federal income tax refunds totaling $1,055,753 in 2003.

In assessing the realization of its deferred tax assets, management considers whether it is more likely than not that a portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In 2003 the Company recorded a small taxable loss. Current expectations are that the Company will begin to record taxable income in the near future, at which time the reserve for the deferred tax asset will be re-evaluated. However, as of June 30, 2004 the deferred tax asset remains fully reserved. In 2001 the Company recorded a valuation allowance against its Federal income tax asset. In the first quarter of 2002 the Company announced it was discontinuing the writing of its largest line of business, commercial lines, due to continued adverse claims development and unprofitable results. At that time the prospects for significant taxable income in personal lines, its only remaining line of business, were unclear. Because the Company had no near-term expectation of taxable income, it was necessary to fully reserve the deferred tax asset due to uncertainty of future taxable income that could utilize this asset.

As a result of losses in prior years, as of June 30, 2004 the Company has net operating loss carryforwards for tax purposes aggregating $73,341,990. These net operating loss carryforwards of $1,639,333, $22,806,147, $33,950,174, $13,686,532, $610,264 and $649,540, if not utilized, will expire in 2018, 2020, 2021, 2022, 2023 and 2024, respectively. The tax benefit of the net operating loss carryforwards is $24,936,277, which is calculated by applying the Federal statutory income tax rate of 34% against the net operating loss carryforwards.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

(e)	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Basic loss per share:
Numerator:
Net income	$1,032,248	809,543	2,091,875	879,063
Less: Preferred stock dividends	301,006	182,760	535,415	361,063
Accretion of discount on preferred stock	846,000	743,000	1,665,000	1,463,000

Net loss to common shareholders	$(114,758)	(116,217)	(108,540)	(945,000)

Denominator:
Weighted average shares outstanding	21,169,736	21,169,736	21,169,736	21,169,736

Basic loss per common share	$(.01)	(.01)	(.01)	(.04)

Diluted loss per share:
Numerator:
Net income	$1,032,248	809,543	2,091,875	879,063
Less: Preferred stock dividends	301,006	182,760	535,415	361,063
Accretion of discount on preferred stock	846,000	743,000	1,665,000	1,463,000

Net loss to common shareholders	$(114,758)	(116,217)	(108,540)	(945,000)

Denominator:
Weighted average shares outstanding	21,169,736	21,169,736	21,169,736	21,169,736
Effect of dilutive securities:
Convertible preferred stock	—	—	—	—

Weighted average shares and assumed conversions	21,169,736	21,169,736	21,169,736	21,169,736

Diluted loss per common share*	$(.01)	(.01)	(.01)	(.04)

*	The effects of convertible preferred stock and common stock equivalents are antidilutive for both periods; therefore, diluted loss per share is reported the same as basic loss per share. Series A and Series B Preferred Stock are convertible into an aggregate of 7,533,333 shares of Common Stock. Warrants can be exercised to purchase an aggregate of 4,150,000 shares of Common Stock and options can be exercised to purchase an aggregate of 725,568 shares of Common Stock. Convertible preferred stock and common stock equivalents are convertible or exercisable at prices in excess of the price of the Common Stock on June 30, 2004.

(f)	Stock-Based Compensation

In October 1995, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (Statement 123). Statement 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument. Under Statement 123, the Company elects to measure compensation costs using the intrinsic value based method of accounting prescribed by APB 25 “Accounting for Stock Issued to Employees.” There have been no options granted since 2000.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

The Company applies APB 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost been determined consistent with Statement 123 for the options granted, the Company’s net income and earnings per share would have been the pro forma amounts indicated below:

	Three months ended June 30,
		2004		2003
	As reported	Pro forma	As reported	Pro forma
Net income	$1,032,248	992,993	809,543	744,801
Less: Preferred stock dividends dividends	301,006	301,006	182,760	182,760
Less: Accretion of discount on preferred stock	846,000	846,000	743,000	743,000

Net loss available to common shareholders	$(114,758)	(154,013)	(116,217)	(180,959)

Basic loss per common share	$(.01)	(.01)	(.01)	(.01)

Diluted loss per common share	$(.01)	(.01)	(.01)	(.01)

	Six months ended June 30,
		2004		2003
	As reported	Pro forma	As reported	Pro forma
Net income	$2,091,875	2,021,384	879,063	741,706
Less: Preferred stock dividends dividends	535,415	535,415	361,063	361,063
Less: Accretion of discount on preferred stock	1,665,000	1,665,000	1,463,000	1,463,000

Net loss available to common shareholders	$(108,540)	(179,031)	(945,000)	(1,082,357)

Basic loss per common share	$(.01)	(.01)	(.04)	(.05)

Diluted loss per common share	$(.01)	(.01)	(.04)	(.05)

(g)	Accumulated Other Comprehensive Income

The following schedule presents the components of other comprehensive (loss) income:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Unrealized (losses) gains on securities:
Unrealized holding (loss) gain during period	$(750,376)	1,030,860	(949,807)	1,390,653
Less: Reclassification adjustment for amounts included in net income for realized gains	231,723	514,939	617,519	1,265,993

Other comprehensive (loss) income before Federal income taxes	(982,099)	515,921	(1,567,326)	124,660
Federal income tax (benefit) expense	(333,914)	175,412	(532,891)	42,384

Other comprehensive (loss) income	$(648,185)	340,509	(1,034,435)	82,276

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

(h)	Goodwill

Goodwill as of June 30, 2004 and as of December 31, 2003 is $609,000 and is related to the 1998 acquisition of the Lalande Group and reflects a value no less than the estimated fair valuation of combined agency and claims handling operations of this type in the personal auto marketplace. Effective in 2002, goodwill is no longer amortized but is subject to an impairment test based on its estimated fair value. Therefore, additional impairment losses could be recorded in future periods.

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

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

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

The Company has retention incentive agreements with twelve of its employees, three of whom are officers of the Company. Each of the retention incentive agreements generally requires that the Company pay the applicable employee an amount based upon the employee’s annual base salary, less amounts owed by the Company to the employee pursuant to any change in control or severance agreements the employee may have with the Company. The Company’s obligation to make payments under each remaining retention incentive agreement is conditioned upon the employee remaining in the employ of the Company through a specified date, unless terminated earlier by the Company without cause or by the employee with good reason. The Company remains obligated to make up to an additional aggregate of approximately $652,000 in payments under the retention incentive agreements on or prior to April 15, 2005. These amounts have been recognized in the accompanying consolidated financial statements in accordance with FASB Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

(2)	Reinsurance

The amounts deducted in the Consolidated Statements of Operations for reinsurance ceded for the three and six months ended June 30, 2004 and 2003, respectively, are set forth in the following table.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Premiums earned — all other	$36,085	29,486	86,080	89,629
Premiums earned — fronting arrangements	$—	56,567	—	138,064
Claims and claim adjustment expenses — all other	$3,473,751	(809,741)	4,198,696	(1,815,874)
Claims and claim adjustment expenses — Florida	$—	—	—	(556,574)
Claims and claim adjustment expenses — Plan servicing	$158,485	(146)	158,401	2,882
Claims and claim adjustment expenses — Fronting arrangements	$(36,178)	(118,570)	(36,038)	(298,623)

Claims ceded to the commercial automobile plans of Arkansas, California, Louisiana, Mississippi and Pennsylvania are designated as “plan servicing.”

There were no plan servicing or Florida business unearned premiums at June 30, 2004 and June 30, 2003, respectively. The amounts included in the Consolidated Balance Sheets for reinsurance ceded under fronting arrangements and reinsurance ceded to the commercial automobile plans of Arkansas, California, Louisiana, Mississippi and Pennsylvania as of June 30, 2004 and December 31, 2003 were as follows:

	2004	2003
Unearned premiums — Fronting arrangements	$—	47,606
Unpaid claims and claim adjustment expenses — Plan servicing	$3,000	118,814
Unpaid claims and claim adjustment expenses — Fronting arrangements	$305,503	1,680,743

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

Effective December 31, 2000, the Company entered into a reserve reinsurance cover agreement with a non-affiliated reinsurer. This agreement reinsures the Company’s ultimate net aggregate liability in excess of $32,500,000 up to an aggregate limit of $89,650,000 for net commercial auto liability losses and loss adjustment expense incurred but unpaid as of December 31, 2000. At June 30, 2004 and December 31, 2003, deferred reinsurance gains of $1,646,734 and $2,310,652, have been recorded in Deferred revenues. For the second quarter and first six months of 2004, $536,246 and $663,918 were recorded in Other income. For the second quarter and first six months of 2003, $436,239 and $957,833 were recorded in Other income. Since its inception at December 31, 2000, $7,403,266 has been recorded in Other income, which represents the reserve development under the reserve reinsurance cover agreement. The deferred gain item will be recognized in income in future

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

periods based upon the ratio of claims paid in the $57,150,000 layer to the total of the layer. The reinsurer remains responsible for reimbursing the Company for claim payments covered under this agreement.

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

The Company recorded interest expense of $26,342 and $78,851 for the second quarter and first six months of 2003. The Company had no interest expense for 2004. The Company made unscheduled principal prepayments of $1,939,000 and $1,761,000 in March 2003 and September 2003, respectively.

(4)	Redeemable Preferred Stock and Shareholders’ Equity

The Company has authorized 250,000,000 shares of common stock, par value $.10 per share (the “Common Stock”). Of the authorized shares of Common Stock, 22,013,830 were issued as of June 30, 2004 and December 31, 2003, respectively, and 21,169,736 were outstanding as of June 30, 2004 and December 31, 2003, respectively.

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

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

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

The transactions dated March 23, 2001 result in all preferred stock being redeemable. The discount on the preferred stock is being amortized over the period until redemption using the effective interest method. At June 30, 2004, there was $5,705,000 in unaccreted discount on the Series A and Series B Preferred Stock and $296,667 in accrued dividends on the Series B and Series C Preferred Stock.

GNAC paid dividends aggregating $2,111,267 on April 1, 2004 and $300,000 on July 1, 2004 in respect of the Series B and Series C Preferred Stock. These dividends were the amounts due from the March 23, 2001 date of issuance of the Series B and Series C Preferred Stock through July 1, 2004.

The Company’s Common Stock commenced trading on the OTC Bulletin Board on April 15, 2002 under the ticker symbol “GNAC.” The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last sale price and volume information in over-the-counter equity securities.

As of June 30, 2004 there were 385,693 options outstanding to purchase common stock (“options”) at an average exercise price of $9.38 per share that had been granted to officers and directors of the Company under the Company’s 1995 Stock Option Plan and 337,575 options, at an average exercise price of $5.60 per share, that had been granted to officers, directors and employees of the Company under the Company’s 1998 Long-Term Incentive Plan.

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

The Company considers many factors including the nature of the insurance product and distribution strategies in determining how to aggregate operating segments. Expenses in the runoff lines segment includes claims and claims adjustment expenses incurred as well as operating expenses associated with the runoff of this business which include actuarial reserve analysis, statistical reporting, policy administration, collections and reinsurance accounting.

The Company has elected not to allocate assets to the nonstandard personal auto lines or runoff lines segments for management reporting purposes.

The following tables present a summary of segment profit (loss) for the three and six months ended June 30, 2004 and 2003. Certain reclassifications were made to the 2003 data for consistency with 2004 (see Note 1(a)):

	Three months ended June 30, 2004
	Nonstandard
	Personal Auto	Runoff
	Lines	Lines	Other	Total
	(Amounts in thousands)
Gross premiums written	$8,905	7	—	8,912

Net premiums earned	$9,227	8	—	9,235
Net investment income	243	314	8	565
Other income	933	571	—	1,504
Expenses	(9,173)	(587)	(744)	(10,504)
Net realized gains	—	—	232	232

Income (loss) before Federal income taxes	$1,230	306	(504)	1,032

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

	Three months ended June 30, 2003
	Nonstandard
	Personal Auto	Runoff
	Lines	Lines	Other	Total
	(Amounts in thousands)
Gross premiums written	$7,131	42	—	7,173

Net premiums earned	$7,757	81	—	7,838
Net investment income	217	548	18	783
Other income	708	460	—	1,168
Expenses	(6,255)	(2,002)	(1,211)	(9,468)
Net realized gains	—	—	515	515
Interest expense	—	—	(26)	(26)

Income (loss) before Federal income taxes	$2,427	(913)	(704)	810

	Six months ended June 30, 2004
	Nonstandard
	Personal Auto	Runoff
	Lines	Lines	Other	Total
	(Amounts in thousands)
Gross premiums written	$19,837	11	—	19,848

Net premiums earned	$17,722	14	—	17,736
Net investment income	479	681	13	1,173
Other income	1,843	731	—	2,574
Expenses	(17,403)	(867)	(1,747)	(20,017)
Net realized gains	—	—	617	617

Income (loss) before Federal income taxes	$2,641	559	(1,117)	2,083

	Six months ended June 30, 2003
	Nonstandard
	Personal Auto	Runoff
	Lines	Lines	Other	Total
	(Amounts in thousands)
Gross premiums written	$16,171	51	—	16,222

Net premiums earned	$15,759	769	—	16,528
Net investment income	627	973	28	1,628
Other income	1,403	1,122	—	2,525
Expenses	(14,607)	(4,127)	(2,255)	(20,989)
Net realized gains	—	—	1,266	1,266
Interest expense	—	—	(79)	(79)

Income (loss) before Federal income taxes	$3,182	(1,263)	(1,040)	879

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

The following tables provide additional detail of segment revenue components by product line for the three and six months ended June 30, 2004 and 2003.

	Three months ended June 30, 2004
	Nonstandard
	Personal Auto	Runoff
	Lines	Lines	Total
	(Dollar amounts in thousands)
Gross premiums written:
Personal auto	$8,905	—	8,905
Commercial auto	—	7	7
Other	—	—	—

Total gross premiums written	$8,905	7	8,912

Net premiums earned:
Personal auto	$9,227	—	9,227
Commercial auto	—	8	8
Other	—	—	—

Total net premiums earned	$9,227	8	9,235

	Three months ended June 30, 2003
	Nonstandard
	Personal Auto	Runoff
	Lines	Lines	Total
	(Dollar amounts in thousands)
Gross premiums written:
Personal auto	$7,131	—	7,131
Commercial auto	—	11	11
General liability	—	39	39
Other	—	(8)	(8)

Total gross premiums written	$7,131	42	7,173

Net premiums earned:
Personal auto	$7,757	—	7,757
Commercial auto	—	44	44
General liability	—	49	49
Other	—	(12)	(12)

Total net premiums earned	$7,757	81	7,838

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

	Six months ended June 30, 2004
	Nonstandard
	Personal Auto	Runoff
	Lines	Lines	Total
	(Dollar amounts in thousands)
Gross premiums written:
Personal auto	$19,837	—	19,837
Commercial auto	—	11	11
Other	—	—	—

Total gross premiums written	$19,837	11	19,848

Net premiums earned:
Personal auto	$17,722	—	17,736
Commercial auto	—	14	14
Other	—	—	—

Total net premiums earned	$17,722	14	17,736

	Six months ended June 30, 2003
	Nonstandard
	Personal Auto	Runoff
	Lines	Lines	Total
	(Dollar amounts in thousands)
Gross premiums written:
Personal auto	$16,171	—	16,171
Commercial auto	—	2	2
General liability	—	63	63
Other	—	(14)	(14)

Total gross premiums written	$16,171	51	16,222

Net premiums earned:
Personal auto	$15,759	—	15,759
Commercial auto	—	441	441
General liability	—	309	309
Other	—	19	19

Total net premiums earned	$15,759	769	16,528

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

(6)	Commitments and Contingencies

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

Business Operations

Overview

In the second quarter and first six months of 2004, the Company recorded net income of $1,032,248 and $2,091,875, respectively, compared with net income in the second quarter and first six months of 2003 of $809,543 and $879,063, respectively. The Company continued to experience profitable operating results from its nonstandard personal auto business in Florida. In the second quarter and first six months of 2003 the nonstandard personal auto segment produced more favorable results than the comparable 2004 periods primarily due to favorable claims development from the 2002 and 2003 accident years. The other segments together produced less unfavorable results in the 2004 periods than in the 2003 periods primarily due to a lack of adverse claims development, as well as expense reductions in the runoff lines. The nonstandard personal auto business has been written primarily in the state of Florida and, in furtherance of the objective to diversify the business beyond one state into additional targeted states, the Company began writing nonstandard personal auto policies in Texas during the fourth quarter of 2003 and in Arizona in 2004. The Texas and Arizona operations are not yet profitable due to their start-up nature. The Company’s focus on its obligations to the holders of its Preferred Stock, however, is limiting the Company’s ability to pursue opportunities to further expand its nonstandard personal auto. See “Liquidity and Capital Resources - Focus on Obligations to Preferred Stock.”

The source of revenues for the Company is premiums written on nonstandard personal auto risks, net investment income from the investment portfolio of the Company, net realized gains from the sale of investments and fee income from the insurance agency operations.

The Company recorded GAAP combined ratios of 97.4% and 111.1% in the first six months of 2004 and 2003, respectively. The GAAP expense ratios, included in the GAAP combined ratios, were 28.6% and 36.3% in the first six months of 2004 and 2003, respectively. The expense and combined ratios do not include the expenses of the holding company.

Discontinuance of Commercial Lines

On February 7, 2002, the Company announced its decision to cease writing commercial insurance due to continued adverse claims development and unprofitable results. As a result, the Company had only 20 commercial policies remaining in force at June 30, 2004. The discontinuance of writing commercial lines has resulted in the Company ceasing to be approved to write insurance in several states; however, this state action has not materially restricted the geographic expansion of the Company’s nonstandard personal auto lines thus far.

The Company continues to settle and reduce its inventory of commercial lines claims. At June 30, 2004, there were 356 claims associated with the Company’s overall runoff book outstanding, compared to 681 a year earlier. Due to the long tail and litigious nature of these claims, the Company anticipates it will take a substantial number of years to complete the adjustment and settlement process with regard to existing claims and the additional claims it expects to receive in the future from its past business writings. Most of the remaining claims are in suit and the Company’s future results may or may not be impacted either negatively or positively based on its ability to settle the remaining claims and new anticipated claims within its established reserve level.

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

A.M. Best Rating

In April 2004, A.M. Best Company (“A.M. Best”) announced a rating assignment of “B-” (Fair) with a stable outlook for the Company’s two insurance company subsidiaries, General Agents Insurance Company of America, Inc. and MGA Insurance Company, Inc. The current rating is unchanged from the previous rating. According to A.M. Best, a “B- rating is assigned to companies that have a fair ability to meet their current obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions.” A.M. Best has cautioned the Company that before any positive movement in the rating can be considered for the these two subsidiaries, the Company will need to show that: 1) current loss ratio selections on its nonstandard auto book of business will hold over a longer period of time, including the new states into which the Company is diversifying; and 2) the capital structure issues at the holding company are resolved.

Results of Operations

The discussion below primarily relates to the Company’s insurance operations, although the selected consolidated financial data appearing elsewhere is on a consolidated basis. The expense item “Underwriting and operating expenses” includes the operating expenses of the holding company.

Gross premiums written for the second quarter and first six months of 2004 were 24% and 22%, respectively, above the comparable 2003 periods. In the first quarter of 2002 nonstandard personal auto became the only line of insurance marketed by the Company. The following table compares nonstandard personal auto and all of the remaining lines which are in runoff (“Runoff lines”) between the periods for gross premiums written:

	Three months ended June 30,				Six months ended June 30,
	2004		2003		2004		2003
	(Amounts in thousands)
Gross Premiums Written
Nonstandard Personal Auto	$8,905	99.9%	7,131	99.4%	$19,837	99.9%	16,171	99.7%
Runoff lines	7	.1%	42	.6%	11	.1%	51	.3%

Total	$8,912	100.0%	7,173	100.0%	$19,848	100.0%	16,222	100.0%

Nonstandard Personal Auto increased 25% and 23% for the second quarter and the first six months of 2004, respectively, over the comparable 2003 periods. This was primarily due to growth within Florida, with Texas and Arizona contributing approximately six points and five points of the increase in the second quarter and first six months, respectively.

Net premiums earned increased in the second quarter and the first six months of 2004 from the comparable 2003 periods as a result of the growth in nonstandard personal auto gross premiums written.

Net investment income decreased 28% in the second quarter and first six months of 2004 from the comparable 2003 periods primarily due to the decline in investment balances as a result of commercial claim payments, principal payments on the note payable and preferred dividend payments.

The Company recorded net realized capital gains for all periods presented. Variability in the timing of realized investment gains should be expected.

Other income in the second quarter and first six months of 2004 increased $335,052 and $48,701, respectively from the comparable 2003 periods, primarily as a result of an increase in agency revenues.

Claims and claims adjustment expenses (“C & CAE”) increased $1,878,604 in the second quarter of 2004 from the comparable 2003 period. The C & CAE ratio was 73.1% in the second quarter of 2004 versus 62.2% in the comparable 2003 period. The increase in the ratio was due to the significant favorable development in the nonstandard personal auto line in the 2003 quarter. For the first six months of 2004 C & CAE was $145,141 below the comparable 2003 period and the C & CAE ratio was 68.8% versus 74.8%, respectively. Adverse development in the first six months of 2003 from the runoff lines was the primary reason for the decrease in the C & CAE ratio in the 2004 period from the 2003 level. With regard to environmental and product liability claims, the Company has an immaterial amount of exposure. A portion of the Company’s remaining claims are related to construction defects. The Company does not provide environmental impairment coverage and excludes pollution and asbestos related coverages in its policies. Inflation impacts the Company by causing higher claim settlements than may have originally been estimated. Inflation is implicitly reflected in the reserving process through analysis of cost trends and review of historical reserve results.

The ratio of commissions and the change in deferred policy acquisition costs (“DPAC”) to net premiums earned was 10% in the second quarter of 2004 and 19% for the comparable 2003 period. For the first six months of 2004 this ratio was 11% versus 15% for the comparable 2003 period. The decrease in this ratio is due to changes of estimates in the calculation of DPAC. In future periods the ratio of commissions and the change in DPAC to net premiums earned should approximate a range of 12-14%.

Commissions are paid to independent retail agents to produce the business for the Company and typically vary with gross premiums written. Commissions increased in the 2004 periods over the comparable 2003 periods primarily due to the increase in premiums written.

Change in DPAC represents the change during the period in the asset “Deferred policy acquisition costs.” This asset item is comprised of commission expenses and premium taxes, which are deferred. This asset is amortized into the results of operations through “Change in deferred policy acquisition costs” as the underlying net premiums written are earned. Change in DPAC resulted in credits in the 2004 periods versus charges in the 2003 periods due to the changes of estimates in the calculation mentioned previously.

Underwriting and operating expenses were down 8% and 5% in the second quarter and first six months of 2004, respectively, from the comparable 2003 periods primarily due to expense reductions realized from the runoff of commercial lines and the fact that the 2003 periods included increases to the reserve for the potentially uncollectible receivable due from Liberty mentioned previously.

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

Liquidity and Capital Resources

Parent Company

GAINSCO, INC. (“GNAC”) is a holding company that provides administrative and financial services for its wholly owned subsidiaries. GNAC needs cash during 2004 primarily for: (1) preferred stock dividends, (2) administrative expenses, and (3) financial advisory and legal costs incurred in conjunction with the Special Committee’s consideration of alternatives for dealing with its obligations to the holders of its Preferred Stock. The primary source of cash to meet these obligations is statutorily permitted payments from its insurance subsidiary, General Agents Insurance Company of America, Inc. (“General Agents”), an Oklahoma corporation. Statutes in Oklahoma restrict the payment of dividends by the insurance company to the available surplus funds. The maximum amount of cash dividends that General Agents may declare without regulatory approval in any 12-month period is the greater of net income for the 12-month period ended the previous December 31 or ten percent (10%) of policyholders’ surplus as of the previous December 31. In March 2004, General Agents paid dividends to GNAC of $4,171,727, based upon 10% of its surplus amounts at December 31, 2003. The Company paid dividends aggregating $2,111,267 in respect of the Series B and Series C Preferred Stock on April 1, 2004, which brought dividends current to that point. On July 1, 2004 the Company paid dividends of $300,000 in respect of the Series B and Series C Preferred Stock. GNAC believes the remaining cash available should be sufficient to meet its expected obligations for 2004.

Focus on Obligations to Preferred Stock

Preferred Stock in Relation to Capital Base. At June 30, 2004, the capital base (total assets less total liabilities) of the Company was $44,481,576 and consisted of Shareholders’ Equity of $12,269,910 and three series of Redeemable Preferred Stock, which are classified under GAAP as mezzanine financing in the aggregate amount of $32,211,666. At June 30, 2004, $5,705,000 of unaccreted discount on Redeemable Preferred Stock was included in Shareholders’ Equity. Almost all of this unaccreted discount will be accreted from Shareholders’ Equity to Redeemable Preferred Stock by January 1, 2006, the redemption date of the Series A Preferred Stock. At June 30, 2004, the per common share Shareholders’ Equity was approximately $0.58, including unaccreted discount on Redeemable Preferred Stock of $0.27; less such unaccreted discount, the per common share Stockholders’ Equity was approximately $0.31 per common share. The aggregate redemption value of the Preferred Stock was $37,916,666 ($37,620,000 stated value plus accrued dividends of $296,666) at June 30, 2004.

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

Dividends on Series B and Series C Preferred Stock. As mentioned previously, the Company paid dividends aggregating $2,111,267 in respect of the Series B and Series C Preferred Stock on April 1, 2004, which brought dividends current to that point. From and after April 1, 2004, dividends accrue at the rate of 20% per annum, of which at least half (or at least $150,000 in the aggregate in respect of the Series B and Series C Preferred Stock) must be paid quarterly. The Company paid dividends of $300,000 in respect of the Series B and Series C Preferred Stock on July 1, 2004.

Board Focus. The Board of Directors has been focusing on the Company’s obligations to the holders of the Preferred Stock, which are affiliates of three of the Company’s eight directors, recognizing that the Company does not have, or expect that its operations will generate, sufficient funds to redeem the Series A Preferred Stock on January 1, 2006. Also, the Board of Directors has considered how the need for capital to satisfy those obligations may limit the Company’s ability to pursue opportunities to further expand the Company’s nonstandard personal auto business. The interests of the holders of the Preferred Stock in assuring that these obligations are met in a timely manner may differ from those of other shareholders. As a result, the Board of Directors formed a Special Committee of independent directors to address the alternatives for providing for these obligations. The Special Committee first considered, with the assistance of the investment banking firm of Houlihan Lokey Howard & Zukin Financial Advisors, Inc. (“Houlihan Lokey”), proposals from holders of Preferred Stock for the recapitalization of the Company, including a proposal that would have involved an investment by two consultants and the President of the Company. No agreement was reached with the holders of the Preferred Stock, and all recapitalization proposals were withdrawn. The Board of Directors then expanded the mandate of the Special Committee to consider alternatives that might be available with unaffiliated third parties. The Special Committee then engaged Houlihan Lokey to advise it as to alternatives that could be available to the Company. As a result of its consideration of the alternatives, the Special Committee is again negotiating a restructuring with the holders of the Company’s Preferred Stock and a consultant. There can be no assurance that these negotiations will be successful or as to the outcome or length of the process. As of June 30, 2004, $682,331 had been recognized for financial advisory and legal expenses and fees to those directors serving on the Special Committee in respect of the Special Committee’s consideration of alternatives for dealing with its obligations to the holders of its Preferred Stock, of which $404,379 was expensed in the quarter ended March 31, 2004 because the proposals to which the amounts related had been withdrawn and $277,952 was recorded as deferred expenses in Other assets at June 30, 2004 because the negotiations to which the amounts related were ongoing.

These deferred expenses will be charged to Additional paid-in capital if a recapitalization of the Company occurs. If it does not occur, these deferred expenses will be charged to Underwriting and operating expenses.

Net Operating Loss Carryforwards

As a result of losses in prior years, as of June 30, 2004 the Company has net operating loss carryforwards for tax purposes aggregating $73,341,990. These net operating loss carryforwards of $1,639,333, $22,806,147, $33,950,174, $13,686,532, $610,264 and $649,540, if not utilized, will expire in 2018, 2020, 2021, 2022, 2023 and 2024, respectively. The tax benefit of the net operating loss carryforwards is $24,936,277, which is calculated by applying the Federal statutory income tax rate of 34% against the net operating loss carryforwards.

In certain circumstances, Section 382 of the Internal Revenue Code may apply to materially limit the amount of the Company’s taxable income that may be offset in a tax year by the Company’s net operating losses carried forward from prior years (the “§ 382 Limitation”). The annual § 382 Limitation generally is an amount equal to the value of the Company (immediately before an “ownership change”) multiplied by the long-term tax-exempt rate for the month in which the change occurs (e.g., 4.72% if the ownership change occurred in August 2004). This annual limitation would apply to all years to which the net operating losses can be carried forward.

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

Subsidiaries, Principally Insurance Operations

The primary sources of the insurance subsidiaries’ liquidity are funds generated from insurance premiums, net investment income and maturing investments. The short-term investments and cash are intended to provide adequate funds to pay claims without selling fixed maturity investments. At June 30, 2004, the insurance subsidiaries held short-term investments and cash that the insurance subsidiaries believe are adequate liquidity for the payment of claims and other short-term commitments.

With regard to long term liquidity, the average duration of the investment portfolio is approximately 1 year. The fair value of the fixed maturity portfolio at June 30, 2004 was $1,395,009 above amortized cost, before taxes. Unrealized losses were not material at June 30, 2004 (see Note 1 (c) of Notes to Consolidated Financial Statements). Various insurance departments of states in which the Company operates require the deposit of funds to protect policyholders within those states. At June 30, 2004 and December 31, 2003, the balance on deposit for the benefit of such policyholders totaled $11,759,840 and $14,185,018, respectively.

Net cash used for operating activities was $7,356,703 in the first six months of 2004 versus $1,086,734 in the comparable 2003 period. The cash used in 2004 was primarily attributable to the payment of runoff claims and claim adjustment expense related to the commercial lines business.

Investments decreased primarily due to negative cash flows from operations as a result of runoff claim payments. At June 30, 2004, 90% of the Company’s investments were investment grade with an average duration of approximately 1 year, including approximately 63% that were held in short-term investments. The annualized return on average investments was 2.2% and 2.9% in the first six months of 2004 and 2003, respectively. The Company classifies its bond securities as available for sale. The net unrealized gain associated with the investment portfolio was $920,706 (net of tax effects) at June 30, 2004.

Premiums receivable increased due to the increased writings in nonstandard personal auto. This balance is comprised primarily of premiums due from insureds. The policies are written with a down payment of 34% and monthly payment terms of up to four months. The Company has recorded an allowance for doubtful accounts of $75,000, which it considers adequate at the present time.

Reinsurance balances receivable decreased primarily as a result of a decrease in unpaid C & CAE with regard to commercial claims subject to reserve reinsurance cover agreement. This balance is primarily comprised of ceded unpaid C & CAE under the reserve reinsurance cover agreement and any C & CAE paid by the Company and due from reinsurers under the Company’s other reinsurance agreements. An allowance for doubtful accounts of $122,516 was recorded as a result of concern regarding the collectibility of amounts due from specific reinsurers. Balances written off in previous years have been immaterial. The Company considers the allowance adequate at the present time.

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

Unpaid C & CAE decreased primarily as a result of the settlement of claims in the normal course and favorable development in the first six months of 2004 for nonstandard personal auto and commercial estimated ultimate liabilities. As of June 30, 2004, the Company had $64,803,954 in net unpaid C & CAE . (Unpaid C & CAE of $102,219,023 less Ceded unpaid C & CAE of $37,415,069). This amount represents management’s best estimate, as derived from the actuarial analysis and was set equal to the selected reserve estimate as established by an independent actuary. The independent actuary identified the recent adverse development in the Company’s unpaid C & CAE and the Company’s decision in 2002 to discontinue writing commercial lines as risk factors. In consideration of these risk factors the independent actuary believes that there are significant risks and uncertainties that could result in material adverse deviation of the unpaid C & CAE. Management has reviewed and discussed the results of the actuarial analysis with the actuary and believes the reserve estimate selected by the independent actuary to be the best estimate of reserves at this time.

As of June 30, 2004, in respect of its runoff lines, the Company had $52,521,246 in net unpaid C & CAE. Historically, the Company has experienced significant volatility in its reserve projections for its commercial lines. This volatility has been primarily attributable to its commercial automobile and general liability product lines. On February 7, 2002, the Company announced it had decided to discontinue writing commercial lines insurance due to continued adverse claims development and unprofitable results. The Company has been settling and reducing its remaining inventory of commercial claims. See “Business Operations-“Discontinuance of Commercial Lines”. As of June 30, 2004, 356 runoff claims remained. The average commercial lines claim at June 30, 2004 was approximately $147,532 per claim; at June 30, 2003 the average commercial lines claim was approximately $105,585 per claim.

As of June 30, 2004, in respect of its nonstandard personal auto line, the Company had $12,282,708 in net unpaid C & CAE. These claims generally are of shorter duration than the Company’s runoff lines claims. At June 30, 2004, the Company had 1,359 nonstandard personal auto claims. The average nonstandard personal auto claim at June 30, 2004 was approximately $9,038 per claim, at June 30, 2003 the average nonstandard personal auto claim was approximately $8,314 per claim.

Unearned premiums increased as a result of the growth in nonstandard personal auto premiums written mentioned previously.

Deferred revenues decreased primarily as a result of reinsurance recoveries under the reserve reinsurance cover agreement. This balance is primarily comprised of C & CAE recoveries under this agreement which will be recognized into Other income in future periods based upon the ratio of actual C & CAE paid to the total of potential C & CAE payable under this reinsurance agreement.

Deferred Federal income taxes are comprised of the taxes on the unrealized gains of the bonds available for sale. The unrealized gains have been recorded net of taxes in “Accumulated other comprehensive income.”

Accumulated other comprehensive income of $920,706 was recorded at June 30, 2004 as a result of the unrealized gains on bonds available for sale, net of tax.

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

Contractual Obligations

There were no material changes in the first six months of 2004 to contractual obligations as of December 31, 2003.

On January 1, 2006 the Company will be obligated to pay $31,620,000 to the holder of the Series A Preferred Stock, subject to conditions as described in “Liquidity and Capital Resources - Focus on Obligations to Preferred Stock — Obligation to Redeem Series A Preferred Stock on January 1, 2006.” On March 23, 2007 the Company will be obligated to pay $6,000,000 plus accrued dividends to the holders of the Series B and Series C Preferred Stock, subject to similar conditions. From and after April 1, 2004 dividends on the Series B and Series C Preferred Stock accrue at a rate of 20% per annum, of which at least half (or at least $150,000) must be paid quarterly.

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

Forward-Looking Statements

Statements made in this report that are qualified with words such as “continued to pursue,” “expect,” “intends to,” “intended to enhance,” “may,” “anticipates,” “will be,” “will,” etc., are forward-looking statements. Investors are cautioned that important factors, representing certain risks and uncertainties, could cause actual results to differ materially from those contained in the forward-looking statements. These factors include, but are not limited to, (a) the Company’s ability to effectively adjust and settle remaining claims associated with its exit from the commercial insurance business, (b) heightened competition from existing competitors and new competitor entrants into the Company’s markets, (c) the extent to which market conditions firm up, the acceptance of higher prices in the marketplace and the Company’s ability to realize and sustain higher rates, (d) the Company’s ability to successfully expand operations to new states, (e) contraction of the markets for the Company’s business, (f) factors considered by A.M. Best in its rating of the Company, and acceptability of the Company’s current or future A.M. Best rating to its end markets, (g) the Company’s ability to meet its obligations in respect of its Series A, B and C Redeemable Preferred Stock, (h) the ongoing level of claims and claims-related expenses and the adequacy of claim reserves, (i) the outcome of pending litigation, (j) the effectiveness of investment strategies implemented by the Company’s investment manager, (k) continued justification of recoverability of goodwill in the future, (l) the availability of reinsurance and the ability to collect reinsurance recoverables, including amounts that may become recoverable from insurers with less than A.M. Best “Secure” ratings, (m) the Company’s ability to invest in new endeavors that are successful, (n) the limitation on the Company’s ability to use net operating loss carryforwards as a result of constraints caused by ownership changes within the meaning of Internal Revenue Code Section 382, (o) the ability of the Company to realize contingent acquisition payments in connection with its sale of the management contract controlling GAINSCO County Mutual Insurance Company, which was prejudiced by legislation passed in the session of the Texas Legislature ended June 2, 2003, and (p) general economic conditions, including fluctuations in interest rates. In addition, the actual emergence of losses and loss expenses may vary, perhaps materially, from the Company’s estimate thereof, because (a) estimates of loss and loss expense liabilities are subject to large potential errors of estimation as the ultimate disposition of claims incurred prior to the financial statement date, whether reported or not, is subject to the outcome of events that have not yet occurred (e.g., jury decisions, court interpretations, legislative changes, subsequent damage to property, changes in the medical condition of claimants, public attitudes and social/economic conditions such as inflation), (b) estimates of losses do not make provision for extraordinary future emergence of new classes of losses or types of losses not sufficiently represented in the Company’s historical database or which are not yet quantifiable, and (c) estimates of future costs are subject to the inherent limitation on the ability to predict the aggregate course of future events. A forward-looking statement is relevant as of the date the statement is made and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances arising after the date on which the statement was made. Please refer to the Company’s recent SEC filings for further information regarding factors that could affect the Company’s results.

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

Other Legal Proceedings

In the normal course of its operations, the Company has been named as defendant in various legal actions seeking payments for claims denied by the Company and other monetary damages. In the opinion of the Company’s management, the ultimate liability, if any, resulting from the disposition of these claims will not have a material adverse effect on the Company’s consolidated financial position or results of operations. The Company’s management believes that unpaid claims and claim adjustment expenses are adequate to cover liabilities from claims that arise in the normal course of its insurance business.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

See Item 4 of the Company’s Form 10-Q Report for the Quarter ended March 31, 2004.

Item 5. Other Information

On August 13, 2004, the Company reported its second quarter earnings for 2004. A copy of the press release is furnished herewith as Exhibit 99.1.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	*3.1	Restated Articles of Incorporation of Registrant as filed with the Secretary of State of Texas on July 24, 1986 [Exhibit 3.1, filed in Registration Statement No. 33-7846 on Form S-1, effective November 6, 1986].

	*3.2	Articles of Amendment to the Articles of Incorporation as filed with the Secretary of State of Texas on June 10, 1988 [Exhibit 3.2, filed in Registration Statement No. 33-25226 on Form S-1, effective November 14, 1988].

	*3.3	Articles of Amendment to Articles of Incorporation as filed with the Secretary of State of Texas on August 13, 1993 [Exhibit 3.6, Form 10-K dated March 25, 1994].

	*3.4	Statement of Resolution Establishing and Designating Series A Convertible Preferred Stock of Registrant as filed with the Secretary of State of the State of Texas on October 1, 1999 [Exhibit 99.18, Form 8-K dated June 29, 1999].

	*3.5	Bylaws of Registrant as amended through September 6, 2001. [Exhibit 3.5, Form 8-K dated August 31, 2001].

	*3.6	Statement of Resolution Establishing and Designating Series B Convertible Redeemable Preferred Stock of Registrant as filed with the Secretary of State of the State of Texas on March 22, 2001. [Exhibit 99.19, Form 8-K/A dated March 30, 2001].

	*3.7	Statement of Resolution Establishing and Designating Series C Redeemable Preferred Stock of Registrant as filed with the Secretary of State of the State of Texas on March 22, 2001. [Exhibit 99.20, Form 8-K/A dated March 30, 2001].

	*4.1	Form of Common Stock Certificate [Exhibit 4.6, Form 10-K dated March 28, 1997].

	*4.2	Agreement dated August 26, 1994 appointing Continental Stock Transfer & Trust Company transfer agent and registrar [Exhibit 10.28, Form 10-K dated March 30, 1995].

	*10.1	1990 Stock Option Plan of the Registrant [Exhibit 10.16, Form 10-K dated March 22, 1991].

	*10.2	1995 Stock Option Plan of the Registrant [Exhibit 10.31, Form 10-K dated March 28, 1996].

*10.3	1998 Long Term Incentive Plan of the Registrant [Exhibit 99.8, Form 10-Q dated August 10, 1998].

*10.4	Forms of Change of Control Agreements [Exhibit 10.4, Form 10-K dated March 29, 2002].

*10.5	Employment Agreement dated April 25, 1998 between Glenn W. Anderson and the Registrant [Exhibit 99.5, Form 10-Q/A dated June 16, 1998].

*10.6	Change of Control Agreement for Glenn W. Anderson [Exhibit 99.7, Form 10-Q/A dated June 16, 1998].

*10.7	Replacement Non-Qualified Stock Option Agreement dated July 24, 1998 between Glenn W. Anderson and the Registrant [Exhibit 99.6, Form 10-Q dated August 10, 1998].

*10.8	Securities Purchase Agreement dated as of June 29, 1999 between Registrant and Goff Moore Strategic Partners, L.P. (“GMSP”) and related Series A Common Stock Purchase Warrant and Series B Common Stock Purchase Warrant [Exhibit 2.1, Form 8-K dated June 29, 1999; Exhibits 99.19 and 99.20, Form 8-K dated October 4, 1999].

*10.9	Investment Management Agreements dated October 4, 1999 between GMSP and each of Registrant, General Agents Insurance Company of America, Inc., MGA Insurance Company, Inc. and GAINSCO County Mutual Insurance Company; and Investment Management Agreement dated January 6, 2000 between GMSP and Midwest Casualty Insurance Company. [Exhibit 10.11, Form 10-K dated March 30, 2000].

*10.10	Stock Purchase Agreements dated August 17, 1998 with Carlos de la Torre, McRae B. Johnston, Michael S. Johnston and Ralph Mayoral relating to acquisition by Registrant of Lalande Group and related employment agreements with them [Exhibits 99.6 to 99.13, Form 8-K dated August 26, 1998].

*10.11	Stock Purchase Agreement dated as of November 17, 1999 among Registrant, Tri-State, Ltd., Herbert A. Hill and Alan E. Heidt and related Pledge Agreement dated as of January 7, 2000 executed by the Registrant in favor of Bank One, NA and Unlimited Guaranty dated as of January 7, 2000 executed by Tri-State, Ltd. in favor of Bank One, N.A. [Exhibit 10.14, Form 10-K dated March 30, 2000].

*10.12	First Amendment to Stock Purchase Agreement dated May 16, 2000 among Registrant, Tri-State, Ltd., Herbert A. Hill and Alan E. Heidt [Exhibit 10.14, Form 10-Q dated August 11, 2000].

*10.13	GAINSCO, INC. 401(k) Plan and related Adoption Agreement [Exhibit 10.14 to Form 10-Q filed November 14, 2003].

*10.14	Securities Purchase Agreement dated as of February 26, 2001 between Registrant and GMSP (including exhibits) and related First Amendment to Securities Purchase Agreement, letter regarding redemption of Registrant’s outstanding Series A Convertible Preferred Stock, First Amendment to Series A Common Stock Purchase Warrant, and First Amendment to Series B Common Stock Purchase Warrant [Exhibit 2.1, Form 8-K dated March 2, 2001; Exhibits 2.2, 2.8, 99.21 and 99.22, Form 8-K/A dated March 30, 2001].

*10.15	Securities Purchase Agreement dated as of February 26, 2001 between Registrant and Robert W. Stallings (“Stallings”) (including exhibits) and related First Amendment to Securities Purchase Agreement, Assignment and Assumption Agreement between Stallings and ING Pilgrim Capital Corporation, LLC, Amendment to Assignment and Assumption Agreement, letter dated March 23, 2001 from Stallings to Registrant, and Common Stock Purchase Warrant [Exhibit 2.2, Form 8-K dated March 2, 2001; Exhibits 2.4 to 2.7 and 99.23, Form 8-K/A dated March 30, 2001].

*10.16	Consulting Agreement dated as of February 26, 2001 between Registrant and Stallings [Exhibit 99.15, Form 8-K dated March 2, 2001].

*10.17	Letter agreement dated February 27, 2002 between the Registrant and GMSP pursuant to which the Registrant exercised its right to put certain illiquid investments to GMSP for $2,087,354.27 pursuant to Section 6.9 of the Securities Purchase Agreement dated February 26, 2001 between the Registrant and GMSP, as amended [Exhibit 10.24, Form 8-K/A dated February 27, 2002].

*10.18	Agreement of Sale and Purchase dated March 7, 2002 between General Agents Insurance Company of America, Inc. and Turonian Corp. [Exhibit 10.24, Form 10-K dated March 29, 2002].

*10.19	First Amendment to Investment Management Agreements dated August 9, 2002 among Goff Moore Strategic Partners, L.P., the Registrant, General Agents Insurance Company of America, Inc., MGA Insurance Company, Inc., GAINSCO County Mutual Insurance Company and Midwest Casualty Insurance Company [Exhibit 10.25, Form 10-Q dated August 14, 2002].

*10.20	Acquisition Agreement dated August 12, 2002 among the Registrant, GAINSCO Service Corp., GAINSCO County Mutual Insurance Company, Berkeley Management Corporation and Liberty Mutual Insurance Company [Exhibit 10.26, Form 10-Q dated August 14, 2002].

*10.21	Commercial Lease Agreement dated July 31, 2002 between JaGee Real Properties, L.P. and General Agents Insurance Company of America, Inc. [Exhibit 10.27, Form 10-Q dated August 14, 2002].

*10.22	Form of Executive Severance Agreement between GAINSCO Service Corp. and each of Richard M. Buxton and Daniel J. Coots [Exhibit 10.28, Form 10-Q dated August 14, 2002].

*10.23	Representative Forms of Retention Incentive Agreement [Exhibit 10.30, Form 10-Q dated August 14, 2002].

*10.24	Acquisition Agreement dated August 12, 2002 among the Registrant, GAINSCO Service Corp., Berkeley Management Corporation, Liberty Mutual Insurance Company, and GAINSCO County Mutual Insurance Company and Amendment to Acquisition Agreement dated December 2, 2002 among the Registrant, GAINSCO Service Corp., Berkeley Management Corporation, Liberty Mutual Insurance Company, and GAINSCO County Mutual Insurance Company [Exhibit 10.26, Form 10-Q dated August 14, 2002 and Exhibit 10.32, Form 8-K filed December 5, 2002].

*10.25	Office Lease dated August 19, 2002 between Crescent Real Estate Funding X, L.P. and the Registrant [Exhibit 10.31, Form 10-Q dated November 14, 2002].

*10.26	Separation Agreement and Release dated December 17, 2002 between McRae B. Johnston and MGA Insurance Company, Inc.; Separation Agreement and Release dated December 17, 2002 among McRae B. Johnston, Registrant, National Specialty Lines, Inc., Lalande Financial Group, Inc., DLT Insurance Adjusters, Inc. and Midwest Casualty Insurance Company; Consulting Agreement dated December 17, 2002 between McRae B. Johnston and MGA Insurance Company, Inc.; and Form of Separation Agreement and Release entered into as of March 1, 2003 between McRae B. Johnston and MGA Insurance Company, Inc. [Exhibit 10.33, Form 8-K filed December 17, 2002; Exhibit 10.34, Form 8-K filed December 17, 2002; Exhibit 10.35, Form 8-K filed December 17, 2002; and Exhibit 10.36, Form 8-K filed December 17, 2002].

*10.27	Executive Severance Agreement dated May 8, 2003 among Michael Johnston, Registrant, National Specialty Lines, Inc., Lalande Financial Group, Inc., DLT Insurance Adjusters, Inc. and MGA Insurance Company, Inc.

11.1	Statement regarding Computation of Per Share Earnings (the required information is included in Note 1(e) of Notes to Consolidated Financial Statements included in this Report and no separate statements is, or is required to be, filed as an Exhibit).

15.1	Awareness Letter of KPMG LLP. (1)

31.1	Section 302 Certification — Chief Executive Officer. (1)

31.2	Section 302 Certification — Chief Financial Officer. (1)

32.1	Certificate Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer. (2)

32.2	Certificate Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer. (2)

99.1	Press Release dated August 13, 2004. (2)

*	Exhibit has previously been filed with the Commission as an exhibit in the filing designated in brackets and is incorporated herein by this reference. Registrant’s file number for reports filed under the Securities Exchange Act of 1934 is 1-9828.

(1)	Filed herewith.

(2)	Furnished (but not filed) herewith.

(b)	Reports on Form 8-K

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

GAINSCO, INC.
Date: August 16, 2004	By:	/s/ Daniel J. Coots
Daniel J. Coots Senior Vice President, Treasurer and Chief Financial Officer

INDEX OF EXHIBITS

Exhibit No.	Description
*3.1	Restated Articles of Incorporation of Registrant as filed with the Secretary of State of Texas on July 24, 1986 [Exhibit 3.1, filed in Registration Statement No. 33-7846 on Form S-1, effective November 6, 1986].

*3.2	Articles of Amendment to the Articles of Incorporation as filed with the Secretary of State of Texas on June 10, 1988 [Exhibit 3.2, filed in Registration Statement No. 33-25226 on Form S-1, effective November 14, 1988].

*3.3	Articles of Amendment to Articles of Incorporation as filed with the Secretary of State of Texas on August 13, 1993 [Exhibit 3.6, Form 10-K dated March 25, 1994].

*3.4	Statement of Resolution Establishing and Designating Series A Convertible Preferred Stock of Registrant as filed with the Secretary of State of the State of Texas on October 1, 1999 [Exhibit 99.18, Form 8-K dated June 29, 1999].

*3.5	Bylaws of Registrant as amended through September 6, 2001. [Exhibit 3.5, Form 8-K dated August 31, 2001].

*3.6	Statement of Resolution Establishing and Designating Series B Convertible Redeemable Preferred Stock of Registrant as filed with the Secretary of State of the State of Texas on March 22, 2001. [Exhibit 99.19, Form 8-K/A dated March 30, 2001].

*3.7	Statement of Resolution Establishing and Designating Series C Redeemable Preferred Stock of Registrant as filed with the Secretary of State of the State of Texas on March 22, 2001. [Exhibit 99.20, Form 8-K/A dated March 30, 2001].

*4.1	Form of Common Stock Certificate [Exhibit 4.6, Form 10-K dated March 28, 1997].

*4.2	Agreement dated August 26, 1994 appointing Continental Stock Transfer & Trust Company transfer agent and registrar [Exhibit 10.28, Form 10-K dated March 30, 1995].

*10.1	1990 Stock Option Plan of the Registrant [Exhibit 10.16, Form 10-K dated March 22, 1991].

*10.2	1995 Stock Option Plan of the Registrant [Exhibit 10.31, Form 10-K dated March 28, 1996].

*10.3	1998 Long Term Incentive Plan of the Registrant [Exhibit 99.8, Form 10-Q dated August 10, 1998].

*10.4	Forms of Change of Control Agreements [Exhibit 10.4, Form 10-K dated March 29, 2002].

Exhibit No.	Description
*10.5	Employment Agreement dated April 25, 1998 between Glenn W. Anderson and the Registrant [Exhibit 99.5, Form 10-Q/A dated June 16, 1998].

*10.6	Change of Control Agreement for Glenn W. Anderson [Exhibit 99.7, Form 10-Q/A dated June 16, 1998].

*10.7	Replacement Non-Qualified Stock Option Agreement dated July 24, 1998 between Glenn W. Anderson and the Registrant [Exhibit 99.6, Form 10-Q dated August 10, 1998].

*10.8	Securities Purchase Agreement dated as of June 29, 1999 between Registrant and Goff Moore Strategic Partners, L.P. (“GMSP”) and related Series A Common Stock Purchase Warrant and Series B Common Stock Purchase Warrant [Exhibit 2.1, Form 8-K dated June 29, 1999; Exhibits 99.19 and 99.20, Form 8-K dated October 4, 1999].

*10.9	Investment Management Agreements dated October 4, 1999 between GMSP and each of Registrant, General Agents Insurance Company of America, Inc., MGA Insurance Company, Inc. and GAINSCO County Mutual Insurance Company; and Investment Management Agreement dated January 6, 2000 between GMSP and Midwest Casualty Insurance Company. [Exhibit 10.11, Form 10-K dated March 30, 2000].

*10.10	Stock Purchase Agreements dated August 17, 1998 with Carlos de la Torre, McRae B. Johnston, Michael S. Johnston and Ralph Mayoral relating to acquisition by Registrant of Lalande Group and related employment agreements with them [Exhibits 99.6 to 99.13, Form 8-K dated August 26, 1998].

*10.11	Stock Purchase Agreement dated as of November 17, 1999 among Registrant, Tri-State, Ltd., Herbert A. Hill and Alan E. Heidt and related Pledge Agreement dated as of January 7, 2000 executed by the Registrant in favor of Bank One, NA and Unlimited Guaranty dated as of January 7, 2000 executed by Tri-State, Ltd. in favor of Bank One, N.A. [Exhibit 10.14, Form 10-K dated March 30, 2000].

*10.12	First Amendment to Stock Purchase Agreement dated May 16, 2000 among Registrant, Tri-State, Ltd., Herbert A. Hill and Alan E. Heidt [Exhibit 10.14, Form 10-Q dated August 11, 2000].

*10.13	GAINSCO, INC. 401(k) Plan and related Adoption Agreement [Exhibit 10.14 to Form 10-Q filed November 14, 2003].

Exhibit No.	Description
*10.14	Securities Purchase Agreement dated as of February 26, 2001 between Registrant and GMSP (including exhibits) and related First Amendment to Securities Purchase Agreement, letter regarding redemption of Registrant’s outstanding Series A Convertible Preferred Stock, First Amendment to Series A Common Stock Purchase Warrant, and First Amendment to Series B Common Stock Purchase Warrant [Exhibit 2.1, Form 8-K dated March 2, 2001; Exhibits 2.2, 2.8, 99.21 and 99.22, Form 8-K/A dated March 30, 2001].

*10.15	Securities Purchase Agreement dated as of February 26, 2001 between Registrant and Robert W. Stallings (“Stallings”) (including exhibits) and related First Amendment to Securities Purchase Agreement, Assignment and Assumption Agreement between Stallings and ING Pilgrim Capital Corporation, LLC, Amendment to Assignment and Assumption Agreement, letter dated March 23, 2001 from Stallings to Registrant, and Common Stock Purchase Warrant [Exhibit 2.2, Form 8-K dated March 2, 2001; Exhibits 2.4 to 2.7 and 99.23, Form 8-K/A dated March 30, 2001].

*10.16	Consulting Agreement dated as of February 26, 2001 between Registrant and Stallings [Exhibit 99.15, Form 8-K dated March 2, 2001].

*10.17	Letter agreement dated February 27, 2002 between the Registrant and GMSP pursuant to which the Registrant exercised its right to put certain illiquid investments to GMSP for $2,087,354.27 pursuant to Section 6.9 of the Securities Purchase Agreement dated February 26, 2001 between the Registrant and GMSP, as amended [Exhibit 10.24, Form 8-K/A dated February 27, 2002].

*10.18	Agreement of Sale and Purchase dated March 7, 2002 between General Agents Insurance Company of America, Inc. and Turonian Corp. [Exhibit 10.24, Form 10-K dated March 29, 2002].

*10.19	First Amendment to Investment Management Agreements dated August 9, 2002 among Goff Moore Strategic Partners, L.P., the Registrant, General Agents Insurance Company of America, Inc., MGA Insurance Company, Inc., GAINSCO County Mutual Insurance Company and Midwest Casualty Insurance Company [Exhibit 10.25, Form 10-Q dated August 14, 2002].

*10.20	Acquisition Agreement dated August 12, 2002 among the Registrant, GAINSCO Service Corp., GAINSCO County Mutual Insurance Company, Berkeley Management Corporation and Liberty Mutual Insurance Company [Exhibit 10.26, Form 10-Q dated August 14, 2002].

*10.21	Commercial Lease Agreement dated July 31, 2002 between JaGee Real Properties, L.P. and General Agents Insurance Company of America, Inc. [Exhibit 10.27, Form 10-Q dated August 14, 2002].

Exhibit No.	Description
*10.22	Form of Executive Severance Agreement between GAINSCO Service Corp. and each of Richard M. Buxton and Daniel J. Coots [Exhibit 10.28, Form 10-Q dated August 14, 2002].

*10.23	Representative Forms of Retention Incentive Agreement [Exhibit 10.30, Form 10-Q dated August 14, 2002].

*10.24	Acquisition Agreement dated August 12, 2002 among the Registrant, GAINSCO Service Corp., Berkeley Management Corporation, Liberty Mutual Insurance Company, and GAINSCO County Mutual Insurance Company and Amendment to Acquisition Agreement dated December 2, 2002 among the Registrant, GAINSCO Service Corp., Berkeley Management Corporation, Liberty Mutual Insurance Company, and GAINSCO County Mutual Insurance Company [Exhibit 10.26, Form 10-Q dated August 14, 2002 and Exhibit 10.32, Form 8-K filed December 5, 2002].

*10.25	Office Lease dated August 19, 2002 between Crescent Real Estate Funding X, L.P. and the Registrant [Exhibit 10.31, Form 10-Q dated November 14, 2002].

*10.26	Separation Agreement and Release dated December 17, 2002 between McRae B. Johnston and MGA Insurance Company, Inc.; Separation Agreement and Release dated December 17, 2002 among McRae B. Johnston, Registrant, National Specialty Lines, Inc., Lalande Financial Group, Inc., DLT Insurance Adjusters, Inc. and Midwest Casualty Insurance Company; Consulting Agreement dated December 17, 2002 between McRae B. Johnston and MGA Insurance Company, Inc.; and Form of Separation Agreement and Release entered into as of March 1, 2003 between McRae B. Johnston and MGA Insurance Company, Inc. [Exhibit 10.33, Form 8-K filed December 17, 2002; Exhibit 10.34, Form 8-K filed December 17, 2002; Exhibit 10.35, Form 8-K filed December 17, 2002; and Exhibit 10.36, Form 8-K filed December 17, 2002].

*10.27	Executive Severance Agreement dated May 8, 2003 among Michael Johnston, Registrant, National Specialty Lines, Inc., Lalande Financial Group, Inc., DLT Insurance Adjusters, Inc. and MGA Insurance Company, Inc.

11.1	Statement regarding Computation of Per Share Earnings (the required information is included in Note 1(e) of Notes to Consolidated Financial Statements included in this Report and no separate statements is, or is required to be, filed as an Exhibit).

15.1	Awareness Letter of KPMG LLP. (1)

31.1	Section 302 Certification — Chief Executive Officer. (1)

31.2	Section 302 Certification — Chief Financial Officer. (1)

Exhibit No.	Description
32.1	Certificate Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer. (2)

32.2	Certificate Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer. (2)

99.1	Press Release dated August 13, 2004. (2)

*	Exhibit has previously been filed with the Commission as an exhibit in the filing designated in brackets and is incorporated herein by this reference. Registrant’s file number for reports filed under the Securities Exchange Act of 1934 is 1-9828.

(1)	Filed herewith.

(2)	Furnished (but not filed) herewith.