Form 10-Q
period 2004-09-30
GAINSCO INC
filed 2004-11-15
CIK 786344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report under Section 13 or 15(d) of the
Securities Exchange Act of 1934

For Quarter Ended September 30, 2004	Commission File Number 1-9828

GAINSCO, INC.

(Exact name of registrant as specified in its charter)

Texas	75-1617013
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1445 Ross Ave., Suite 5300, Dallas, Texas	75202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(214)647-0415

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

As of November 12, 2004 there were 21,169,736 shares of the registrant’s Common Stock ($.10 par value) outstanding.

GAINSCO, INC. AND SUBSIDIARIES
INDEX

Page
PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	3
Consolidated Balance Sheets as of September 30, 2004 (unaudited) and December 31, 2003	4
Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2004 and 2003 (unaudited)	6
Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Nine Months Ended September 30, 2004 (unaudited) and the Twelve Months Ended December 31, 2003	7
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2003 (unaudited)	8
Notes to Consolidated Financial Statements September 30, 2004 and 2003 (unaudited)	10
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3. Quantitative and Qualitative Disclosures about Market Risk	36
Item 4. Controls and Procedures	38
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	39
Item 2. Changes in Securities and Use of Proceeds	39
Item 3. Defaults Upon Senior Securities	39
Item 4. Submission of Matters to a Vote of Security Holders	39
Item 5. Other Information	40
Item 6. Exhibits	40
SIGNATURE	44
Awareness Letter of KPMG LLP
Section 302 Certification - Chief Executive Officer
Section 302 Certification - Chief Financial Officer
Certificate Pursuant to Section 906 - Chief Executive Officer
Certificate Pursuant to Section 906 - Chief Financial Officer
Press Release

PART I. FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
GAINSCO, INC.:

We have reviewed the condensed consolidated balance sheet of GAINSCO, INC. and subsidiaries as of September 30, 2004, the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2004, and the related condensed consolidated statements of shareholders’ equity and comprehensive income for the nine-month period ended September 30, 2004, and statements of cash flows for the nine-month periods ended September 30, 2004 and 2003. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of GAINSCO, INC. and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated March 5, 2004, we expressed an unqualified opinion on those consolidated financial statements. Our report refers to a change in accounting for goodwill and other intangible assets in 2002 as a result of the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and a change in the method of accounting for residual interests in securitizations in 2001 as a result of the adoption of EITF 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Dallas, Texas
November 10, 2004

GAINSCO, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30,
	2004	December 31,
	(unaudited)	2003
Assets
Investments:
Fixed maturities:
Bonds available for sale, at fair value (amortized cost: $31,800,526 - 2004, $37,640,725 - 2003)	$33,368,703	40,603,060
Certificates of deposit, at amortized cost (which approximates fair value)	883,796	980,807
Short-term investments, at cost (which approximates fair value)	64,672,547	69,100,442

Total investments	98,925,046	110,684,309
Cash	4,102,011	1,912,981
Accrued investment income	413,315	623,377
Premiums receivable (net of allowance for doubtful accounts: $95,000 - 2004, $275,000 - 2003)	8,663,109	4,426,370
Reinsurance balances receivable (net of allowance for doubtful accounts: $122,516 - 2004, $122,484 - 2003) (note 2)	10,352,355	16,060,568
Ceded unpaid claims and claim adjustment expenses (note 2)	38,072,954	44,063,825
Deferred policy acquisition costs	2,230,820	1,291,485
Property and equipment (net of accumulated depreciation and amortization: $3,319,762 - 2004, $4,599,783 - 2003)	225,665	338,761
Current Federal income taxes (note 1)	8,479	—
Deferred Federal income taxes (net of valuation allowance: $29,490,409 - 2004, $30,768,699 - 2003) (note 1)	—	—
Funds held by reinsurers	2,368,592	3,596,249
Other assets	2,655,324	2,092,888
Goodwill (note 1)	609,000	609,000

Total assets	$168,626,670	185,699,813

See accompanying notes to consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30,
	2004	December 31,
	(unaudited)	2003
Liabilities and Shareholders’ Equity
Liabilities
Unpaid claims and claim adjustment expenses	$100,492,278	120,633,225
Unearned premiums	12,243,175	8,594,939
Commissions payable	3,115,434	2,740,812
Accounts payable	2,084,766	2,736,294
Reinsurance balances payable	250,040	232,409
Deferred revenue	1,456,505	2,310,652
Drafts payable	1,798,058	1,453,715
Deferred Federal income taxes (note 1)	533,180	1,007,194
Other liabilities	733,409	455,168

Total liabilities	122,706,845	140,164,408

Redeemable convertible preferred stock — Series A ($1,000 stated value, 31,620 shares authorized, 31,620 issued at September 30, 2004 and December 31, 2003), liquidation value of $31,620,000 (note 4)	26,843,000	24,331,000
Redeemable convertible preferred stock — Series B ($1,000 stated value, 3,000 shares authorized, 3,000 issued at September 30, 2004 and December 31, 2003), liquidation value of $3,148,333 (note 4)	3,094,334	3,855,260
Redeemable preferred stock — Series C ($1,000 stated value, 3,000 shares authorized, 3,000 issued at September 30, 2004 and December 31, 2003), at liquidation value (note 4)	3,148,333	3,936,260

Total redeemable preferred stock	33,085,667	32,122,520

Shareholders’ Equity (note 4)
Common stock ($.10 par value, 250,000,000 shares authorized, 22,013,830 issued at September 30, 2004 and December 31, 2003)	2,201,383	2,201,383
Common stock warrants	540,000	540,000
Additional paid-in capital	100,866,124	100,866,124
Accumulated other comprehensive income (note 1)	1,034,997	1,955,141
Retained deficit	(84,113,821)	(84,455,238)
Treasury stock, at cost (844,094 shares at September 30, 2004 and December 31, 2003)	(7,694,525)	(7,694,525)

Total shareholders’ equity	12,834,158	13,412,885

Commitments and contingencies (note 6)
Total liabilities, redeemable preferred stock and shareholders’ equity	$168,626,670	185,699,813

See accompanying notes to consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2004	2003	2004	2003
Revenues:
Net premiums earned (note 2)	$10,138,173	7,997,943	27,874,082	24,525,559
Net investment income	595,632	781,165	1,768,773	2,409,075
Net realized gains (note 1)	293,162	—	910,681	1,265,993
Other income	1,380,547	1,196,542	3,954,477	3,721,771

Total revenues	12,407,514	9,975,650	34,508,013	31,922,398

Expenses:
Claims and claims adjustment expenses (note 2)	6,719,309	5,035,616	18,928,383	17,389,831
Commissions	1,719,094	1,190,799	4,351,061	3,086,806
Change in deferred policy acquisition costs	(326,665)	(107,507)	(939,335)	543,885
Interest expense (note 3)	—	25,486	—	104,337
Underwriting and operating expenses	2,671,819	2,835,379	8,460,552	8,922,599

Total expenses	10,783,557	8,979,773	30,800,661	30,047,458

Income before Federal income taxes	1,623,957	995,877	3,707,352	1,874,940
Federal income taxes:
Current benefit	—	—	(8,479)	—
Deferred expense	—	—	—	—

Total taxes	—	—	(8,479)	—

Net income	$1,623,957	995,877	3,715,831	1,874,940

Net income (loss) to common shareholders	$449,957	40,548	341,417	(904,453)

Income (loss) per common share (note 1):
Basic	$.02	.00	.02	(.04)

Diluted	$.02	.00	.02	(.04)

See accompanying notes to consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

	Nine months ended
	September 30, 2004		Twelve months ended
	(unaudited)		December 31, 2003
Common stock:
Balance at beginning and at end of period	$2,201,383		2,201,383

Common stock warrants:
Balance at beginning and at end of period	$540,000		540,000

Additional paid-in capital:
Balance at beginning and at end of period	$100,866,124		100,866,124

Retained deficit:
Balance at beginning of period	$(84,455,238)		(84,066,604)
Net income	3,715,831	3,715,831	3,375,772	3,375,772
Accrued dividends — redeemable preferred stock (note 4)	(835,414)		(740,406)
Accretion of discount on redeemable preferred shares	(2,539,000)		(3,024,000)

Balance at end of period	(84,113,821)		(84,455,238)

Accumulated other comprehensive income:
Balance at beginning of period	$1,955,141		2,400,722
Unrealized loss on securities, net of reclassification adjustment, net of tax (note 1)	(920,144)	(920,144)	(445,581)	(445,581)

Comprehensive income		2,795,687		2,930,191

Balance at end of period	1,034,997		1,955,141

Treasury stock:
Balance at beginning and at end of period	(7,694,525)		(7,694,525)

Total shareholders’ equity at end of period	$12,834,158		13,412,885

See accompanying notes to consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$3,715,831	1,874,940
Adjustments to reconcile net income to cash used for operating activities:
Depreciation and amortization	109,630	220,095
Change in accrued investment income	210,062	76,308
Change in premiums receivable	(4,236,739)	(1,148,234)
Change in reinsurance balances receivable	5,708,213	12,121,426
Change in ceded unpaid claims and claim adjustment expenses	5,990,871	6,789,414
Change in deferred policy acquisition costs	(939,335)	543,885
Change in funds held by reinsurers	1,227,657	3,798,278
Change in other assets	(562,436)	(1,000,075)
Change in unpaid claims and claim adjustment expenses	(20,140,947)	(24,270,465)
Change in unearned premiums	3,648,236	480,158
Change in commissions payable	374,622	(3,085,109)
Change in accounts payable	(651,528)	90,924
Change in reinsurance balances payable	17,631	304,291
Change in deferred revenue	(854,147)	(1,911,115)
Change in drafts payable	344,343	(190,280)
Change in other liabilities	278,241	296,617
Change in current Federal income taxes	(8,479)	1,055,753

Net cash used for operating activities	$(5,768,274)	(3,953,189)

(continued)

See accompanying notes to consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2004	2003
Cash flows from investing activities:
Bonds available for sale:
Sold	$4,110,138	12,584,721
Matured	2,275,809	6,371,000
Purchased	(500,266)	(10,850,098)
Common stock purchased	—	(302,000)
Certificates of deposit matured	290,000	392,035
Certificates of deposit purchased	(200,000)	(730,137)
Net change in short term investments	4,427,895	663,789
Property and equipment purchased	(35,005)	(49,874)

Net cash provided by investing activities	10,368,571	8,079,436

Cash flows from financing activities:
Dividend payment on preferred stock	(2,411,267)	—
Payments on note payable	—	(3,700,000)

Net cash used for financing activities	(2,411,267)	(3,700,000)

Net increase in cash	2,189,030	426,247
Cash at beginning of period	1,912,981	2,512,454

Cash at end of period	$4,102,011	2,938,701

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

The Company concentrates its efforts on nonstandard personal auto markets and is approved to write insurance in 39 states and the District of Columbia on a non-admitted basis and in 44 states and the District of Columbia on an admitted basis. The Company currently markets its nonstandard personal auto line through approximately 1,000 non-affiliated retail agencies.

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

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

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

The unrealized gains on investments at September 30, 2004 and December 31, 2003 are set forth in the following table:

	September 30, 2004	December 31, 2003
Bonds available for sale:
Unrealized gain	$1,568,177	2,962,335
Deferred tax expense	(533,180)	(1,007,194)

Net unrealized gain	$1,034,997	1,955,141

Proceeds from the sale of bond securities totaled $1,469,285 and $4,718 for the three months ended September 30, 2004 and 2003, respectively and $4,110,138 and $12,584,721 for the nine months ended September 30, 2004 and 2003, respectively.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

Realized gains and losses on investments for the three months and nine months ended September 30, 2004 and 2003, respectively, are presented in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Realized gains:
Bonds	$293,162	—	910,681	1,266,828

Total realized gains	293,162	—	910,681	1,266,828

Realized losses:
Other investments	—	—	—	835

Total realized losses	—	—	—	835

Net realized gains	$293,162	—	910,681	1,265,993

(d)	Federal Income Taxes

The Company and its subsidiaries file a consolidated Federal income tax return. Deferred income tax items are accounted for under the “asset and liability” method which provides for temporary differences between the reporting of earnings for financial statement purposes and for tax purposes, primarily deferred policy acquisition costs, the discount on unpaid claims and claim adjustment expenses, net operating loss carryforwards and the nondeductible portion of the change in unearned premiums. The Company paid no Federal income taxes during the nine months ended September 30, 2004 and September 30, 2003. The Company received Federal income tax refunds totaling $1,055,753 in 2003.

In assessing the realization of its deferred tax assets, management considers whether it is more likely than not that a portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In 2001 the Company recorded a valuation allowance against its Federal income tax asset. In the first quarter of 2002, the Company announced it was discontinuing the writing of its largest line of business, commercial lines, due to continued adverse claims development and unprofitable results. At that time, the prospects for significant taxable income in personal lines, its only remaining line of business, were unclear. Because the Company had no near-term expectation of taxable income, it was necessary to fully reserve the deferred tax asset due to uncertainty of future taxable income that could utilize this asset. In 2003 the Company recorded a small taxable loss. As of September 30, 2004, the deferred tax asset remains fully reserved.

As a result of losses in prior years, as of September 30, 2004 the Company has net operating loss carryforwards for tax purposes aggregating $72,193,846. These net operating loss carryforwards of $1,117,717, $22,806,147, $33,950,174, $13,686,532 and $633,276, if not utilized, will expire in 2018, 2020, 2021, 2022 and 2023, respectively. The tax benefit of the net operating loss carryforwards is $24,545,908, which is calculated by applying the Federal statutory income tax rate of 34% against the net operating loss carryforwards.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

(e)	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Numerator:
Net income	$1,623,957	995,877	3,715,831	1,874,940
Preferred stock dividends	(300,000)	(187,329)	(835,414)	(548,393)
Accretion of discount on preferred stock	(874,000)	(768,000)	(2,539,000)	(2,231,000)

Numerator for basic earnings (loss) per share — income (loss) available to common shareholders	$449,957	40,548	341,417	(904,453)

Effect of dilutive securities:
Preferred stock dividends	300,000	187,329	835,414	548,393
Accretion of discount on preferred stock	874,000	768,000	2,539,000	2,231,000

	1,174,000	955,329	3,374,414	2,779,393

Numerator for diluted earnings (loss) per share — income available to common shareholders after assumed conversions	$1,623,957	995,877	3,715,831	1,874,940

Denominator:
Denominator for basic earnings (loss) per share — weighted average shares	21,169,736	21,169,736	21,169,736	21,169,736

Effect of dilutive securities:
Convertible preferred stock	7,533,333	7,533,333	7,533,333	7,533,333

Dilutive potential common shares	7,533,333	7,533,333	7,533,333	7,533,333

Denominator for diluted earnings (loss) per share — adjusted weighted average shares & assumed conversions	28,703,069	28,703,069	28,703,069	28,703,069

Basic earnings (loss) per share	$.02	.00	.02	(.04)

Diluted earnings (loss) per share *	$.02	.00	.02	(.04)

*	The effects of convertible preferred stock and common stock equivalents are antidilutive for both periods; therefore, diluted earnings per share is reported the same as basic earnings per share. Series A and Series B Preferred Stock are convertible into an aggregate of 7,533,333 shares of Common Stock. Warrants can be exercised to purchase an aggregate of 4,150,000 shares of Common Stock and options can be exercised to purchase an aggregate of 725,568 shares of Common Stock. Convertible preferred stock and common stock equivalents are convertible or exercisable at prices in excess of the price of the Common Stock on September 30, 2004.

(f)	Stock-Based Compensation

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

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

The Company applies APB 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost been determined consistent with Statement 123 for the options granted, the Company’s net income and earnings per share would have been the pro forma amounts indicated below:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Numerator:
Net income as reported	$1,623,957	995,877	3,715,831	1,874,940
Compensation cost	(35,245)	(68,678)	(105,736)	(206,034)

Pro forma net income	1,588,712	927,199	3,610,095	1,668,906
Effect of dilutive securities	(1,174,000)	(955,329)	(3,374,414)	(2,779,393)

Numerator for pro forma basic earnings (loss) per share - pro forma income (loss) available to common shareholders	$414,712	(28,130)	235,681	(1,110,487)

Effect of dilutive securities	1,174,000	955,329	3,374,414	2,779,393

Numerator for pro forma diluted earnings (loss) per share — pro forma income available to common shareholders after assumed conversions	$1,588,712	927,199	3,610,095	1,668,906

Denominator:
Denominator for basic earnings (loss) per share — weighted average shares	21,169,736	21,169,736	21,169,736	21,169,736

Denominator for diluted earnings (loss) per share — adjusted weighted average shares & assumed conversions	28,703,069	28,703,069	28,703,069	28,703,069

Basic earnings (loss) per share	$.02	.00	.01	(.05)

Diluted earnings (loss) per share *	$.02	.00	.01	(.05)

*	The effects of convertible preferred stock and common stock equivalents are antidilutive for both periods; therefore, diluted earnings per share is reported the same as basic earnings per share.

(g)	Accumulated Other Comprehensive Income

The following schedule presents the components of other comprehensive (loss) income:

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2004	2003	2004	2003
Unrealized gains (losses) on securities:
Unrealized holding gain (loss) during period	$466,330	(293,809)	(483,477)	1,096,844
Less: Reclassification adjustment for amounts included in net income for realized gains	293,162	—	910,681	1,265,993

Other comprehensive income (loss) before Federal income taxes	173,168	(293,809)	(1,394,158)	(169,149)
Federal income tax expense (benefit)	58,877	(99,895)	(474,014)	(57,510)

Other comprehensive income (loss)	$114,291	(193,914)	(920,144)	(111,639)

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

(h)	Goodwill

Goodwill as of September 30, 2004 and as of December 31, 2003 is $609,000 and is related to the 1998 acquisition of the Lalande Group and reflects a value no more than the estimated fair valuation of combined agency and claims handling operations of this type in the personal auto marketplace. Effective in 2002, goodwill is no longer amortized but is subject to an impairment test based on its estimated fair value. Therefore, additional impairment losses could be recorded in future periods.

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

In December 2003, the FASB issued a revision to Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” that was originally issued in January 2003. This interpretation, as revised, addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. This Interpretation requires certain disclosures in financial statements issued after January 31, 2003. The Company adopted FASB Interpretation No. 46, as revised January 2003. FASB Interpretation 46, as revised, did not have a material effect on the Company’s financial statements.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

(j)	Benefit Plans

In August 2002, the Company entered into executive severance agreements with two senior executives, Richard M. Buxton and Daniel J. Coots, because of their importance to the Company. The agreements generally provide that the Company shall pay the executive, upon termination of the employment of the executive by the Company without cause or by the executive with good reason during the term of the agreement, a lump sum severance amount equal to the base annual salary of the executive as of the date that the executive’s employment with the Company ends. The current base annual salaries of Messrs. Buxton and Coots are $170,000 and $155,000, respectively. The executive severance agreements do not supersede the change in control agreements or any other severance agreements the employees may have with the Company.

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

The amounts deducted in the Consolidated Statements of Operations for reinsurance ceded for the three and nine months ended September 30, 2004 and 2003, respectively, are set forth in the following table.

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2004	2003	2004	2003
Premiums earned — all other	$57,135	(2,498)	143,215	87,131
Premiums earned — fronting arrangements	$—	2,507	—	140,571
Claims and claim adjustment expenses — all other	$1,423,098	3,903,455	2,722,281	2,088,581
Claims and claim adjustment expenses — Florida	$—	—	—	(556,574)
Claims and claim adjustment expenses — Plan servicing	$(306)	(73)	158,096	2,809
Claims and claim adjustment expenses — Fronting arrangements	$17,341	(246,950)	(18,698)	(545,573)

Claims ceded to the commercial automobile plans of Arkansas, California, Louisiana, Mississippi and Pennsylvania are designated as “plan servicing.”

There were no plan servicing or Florida business unearned premiums at September 30, 2004 and September 30, 2003, respectively. The amounts included in the Consolidated Balance Sheets for reinsurance ceded under fronting arrangements and reinsurance ceded to the commercial automobile plans of Arkansas, California, Louisiana, Mississippi and Pennsylvania as of September 30, 2004 and December 31, 2003 were as follows:

	2004	2003
Unearned premiums — Fronting arrangements	$—	47,606
Unpaid claims and claim adjustment expenses — Plan servicing	$—	118,814
Unpaid claims and claim adjustment expenses — Fronting arrangements	$245,952	1,680,743

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

Effective December 31, 2000, the Company entered into a reserve reinsurance cover agreement with a non-affiliated reinsurer. This agreement reinsures the Company’s ultimate net aggregate liability in excess of $32,500,000 up to an aggregate limit of $89,650,000 for net commercial auto liability losses and loss adjustment expense incurred but unpaid as of December 31, 2000. At September 30, 2004 and December 31, 2003, deferred reinsurance gains of $1,456,505 and $2,310,652, have been recorded in Deferred revenues. For the third quarter and first nine months of 2004, $190,229 and $854,147 were recorded in Other income. For the third quarter and first nine months of 2003, $357,083 and $1,314,916 were recorded in Other income. Since its inception at December 31, 2000, $7,593,495 has been recorded in Other income, which represents the reserve development under the reserve reinsurance cover agreement. The deferred gain item will be recognized in income in future periods based upon the ratio of claims paid in the $57,150,000 layer to the total of the layer. The reinsurer remains responsible for reimbursing the Company for claim payments covered under this agreement.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

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

The Company recorded interest expense of $25,486 and $104,337 for the third quarter and first nine months of 2003. The Company had no interest expense for 2004. The Company made unscheduled principal prepayments of $1,939,000 and $1,761,000 in March 2003 and September 2003, respectively.

(4)	Redeemable Preferred Stock and Shareholders’ Equity

The Company has authorized 250,000,000 shares of common stock, par value $.10 per share (the “Common Stock”). Of the authorized shares of Common Stock, 22,013,830 were issued as of September 30, 2004 and December 31, 2003, respectively, and 21,169,736 were outstanding as of September 30, 2004 and December 31, 2003, respectively.

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

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

The agreement with GMSP in connection with the 2001 GMSP transaction was conditioned upon the following changes in the securities acquired by GMSP in the 1999 transaction. The exercise prices of the Series A Warrant and the Series B Warrant held by GMSP were reduced to $2.25 per share and $2.5875 per share, respectively. Each of these warrants provided for the purchase of 1,550,000 shares of Common Stock, subject to adjustment. The Series A Preferred Stock remained convertible into 6,200,000 shares of Common Stock at a conversion price of $5.10 per share and, should the Company pay dividends on its Common Stock, the Series A Preferred Stock would be entitled to dividends as if converted into Common Stock. On March 23, 2001 and to satisfy a condition to GMSP’s obligations to close under the agreement for the 2001 GMSP transaction, the Series A Preferred Stock was called for redemption by the Company so that on January 1, 2006 the Company will be obligated to pay $1,000 per share for 31,620 shares ($31.6 million) to the holder to the extent that it can legally do so and, to the extent it cannot do so, the Company will be obligated to pay quarterly an amount equal to 8% interest per annum on any unpaid balance.

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

The transactions dated March 23, 2001 result in all preferred stock being redeemable. The discount on the preferred stock is being amortized over the period until redemption using the effective interest method. At September 30, 2004, there was $4,831,000 in unaccreted discount on the Series A and Series B Preferred Stock and $296,667 in accrued dividends on the Series B and Series C Preferred Stock.

GNAC paid dividends aggregating $2,111,267 on April 1, 2004, $300,000 on July 1, 2004, and $300,000 on October 1, 2004 in respect of the Series B and Series C Preferred Stock. These dividends were the amounts due from the March 23, 2001 date of issuance of the Series B and Series C Preferred Stock through October 1, 2004.

The Company’s Common Stock commenced trading on the OTC Bulletin Board on April 15, 2002 under the ticker symbol “GNAC.” The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last sale price and volume information in over-the-counter equity securities.

As of September 30, 2004 there were 385,693 options outstanding to purchase common stock (“options”) at an average exercise price of $9.38 per share that had been granted to officers and directors of the Company under the Company’s 1995 Stock Option Plan and 337,425 options, at an average exercise price of $5.60 per share, that had been granted to officers, directors and employees of the Company under the Company’s 1998 Long-Term Incentive Plan.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

(5)	Segment Reporting

On February 7, 2002, the Company announced its decision to discontinue writing commercial lines insurance business due to continued adverse claims development and unprofitable results. Previously, the Company made operating decisions and assessed performance for the commercial lines segment and the personal lines segment. The commercial lines segment wrote primarily commercial auto, garage, general liability and property policies. The personal lines segment wrote primarily nonstandard personal auto coverages. Beginning with the first quarter of 2004, the Company makes operating decisions and assesses performance for the nonstandard personal auto line segment and runoff lines segment, which are all remaining lines.

The Company considers many factors including the nature of the insurance product and distribution strategies in determining how to aggregate operating segments. Expenses in the runoff lines segment include claims and claims adjustment expenses incurred as well as operating expenses associated with the runoff of this business which include actuarial reserve analysis, statistical reporting, policy administration, collections and reinsurance accounting.

The Company has elected not to allocate assets to the nonstandard personal auto lines or runoff lines segments for management reporting purposes.

The following tables present a summary of segment profit (loss) for the three and nine months ended September 30, 2004 and 2003. Certain reclassifications were made to the 2003 data for consistency with 2004 (see Note 1(a)):

	Three months ended September 30, 2004
	Nonstandard
	Personal Auto	Runoff
	Lines	Lines	Other	Total
	(Amounts in thousands)
Gross premiums written	$11,816	1	—	11,817

Net premiums earned	$10,135	3	—	10,138

Net investment income	271	318	7	596
Other income	1,150	230	1	1,381
Expenses	(9,855)	(283)	(646)	(10,784)
Net realized gains	—	—	293	293

Income (loss) before Federal income taxes	$1,701	268	(345)	1,624

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

	Three months ended September 30, 2003
	Nonstandard
	Personal Auto	Runoff
	Lines	Lines	Other	Total
	(Amounts in thousands)
Gross premiums written	$8,828	(28)	—	8,800

Net premiums earned	$7,986	12	—	7,998

Net investment income	292	477	12	781
Other income	787	409	—	1,196
Expenses	(6,848)	(1,274)	(832)	(8,954)
Net realized gains	—	—	—	—
Interest expense	—	—	(25)	(25)

Income (loss) before Federal income taxes	$2,217	(376)	(845)	996

	Nine months ended September 30, 2004
	Nonstandard
	Personal Auto	Runoff
	Lines	Lines	Other	Total
	(Amounts in thousands)
Gross premiums written	$31,653	12	—	31,665

Net premiums earned	$27,857	17	—	27,874

Net investment income	750	999	20	1,769
Other income	2,992	961	1	3,954
Expenses	(27,257)	(1,150)	(2,394)	(30,801)
Net realized gains	—	—	911	911

Income (loss) before Federal income taxes	$4,342	827	(1,462)	3,707

	Nine months ended September 30, 2003
	Nonstandard
	Personal Auto	Runoff
	Lines	Lines	Other	Total
	(Amounts in thousands)
Gross premiums written	$25,000	22	—	25,022

Net premiums earned	$23,745	781	—	24,526

Net investment income	919	1,450	40	2,409
Other income	2,190	1,531	—	3,721
Expenses	(21,455)	(5,401)	(3,087)	(29,943)
Net realized gains	—	—	1,266	1,266
Interest expense	—	—	(104)	(104)

Income (loss) before Federal income taxes	$5,399	(1,639)	(1,885)	1,875

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

The following tables provide additional detail of segment revenue components by product line for the three and nine months ended September 30, 2004 and 2003.

	Three months ended September 30, 2004
	Nonstandard
	Personal Auto	Runoff
	Lines	Lines	Total
	(Dollar amounts in thousands)
Gross premiums written:
Personal auto	$11,816	—	11,816
Commercial auto	—	1	1
Other	—	—	—

Total gross premiums written	$11,816	1	11,817

Net premiums earned:
Personal auto	$10,135	—	10,135
Commercial auto	—	3	3
Other	—	—	—

Total net premiums earned	$10,135	3	10,138

	Three months ended September 30, 2003
	Nonstandard
	Personal Auto	Runoff
	Lines	Lines	Total
	(Dollar amounts in thousands)
Gross premiums written:
Personal auto	$8,828	—	8,828
Commercial auto	—	(11)	(11)
General liability	—	(17)	(17)
Other	—	—	—

Total gross premiums written	$8,828	(28)	8,800

Net premiums earned:
Personal auto	$7,986	—	7,986
Commercial auto	—	24	24
General liability	—	(12)	(12)
Other	—	—	—

Total net premiums earned	$7,986	12	7,998

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

	Nine months ended September 30, 2004
	Nonstandard
	Personal Auto	Runoff
	Lines	Lines	Total
	(Dollar amounts in thousands)
Gross premiums written:
Personal auto	$31,653	—	31,653
Commercial auto	—	12	12
Other	—	—	—

Total gross premiums written	$31,653	12	31,665

Net premiums earned:
Personal auto	$27,857	—	27,857
Commercial auto	—	17	17
Other	—	—	—

Total net premiums earned	$27,857	17	27,874

	Nine months ended September 30, 2003
	Nonstandard
	Personal Auto	Runoff
	Lines	Lines	Total
	(Dollar amounts in thousands)
Gross premiums written:
Personal auto	$25,000	—	25,000
Commercial auto	—	(9)	(9)
General liability	—	45	45
Other	—	(14)	(14)

Total gross premiums written	$25,000	22	25,022

Net premiums earned:
Personal auto	$23,745	—	23,745
Commercial auto	—	465	465
General liability	—	297	297
Other	—	19	19

Total net premiums earned	$23,745	781	24,526

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

(6)	Commitments and Contingencies

Securities Litigation

The Company is named as a defendant in a proceeding initially filed on April 8, 2003, in the United States District Court for the Southern District of Florida (the “Florida Federal Court”) styled, “Earl Culp, on behalf of himself, and all others similarly situated, Plaintiff, v. GAINSCO, INC., Glenn W. Anderson, and Daniel J. Coots, Defendants,” Case No. 03-20854-CIV-Lenard/Simonton. Defendant Anderson is the Company’s President and Chief Executive Officer, and Defendant Coots is the Company’s Senior Vice President and Chief Financial Officer. In the proceeding, which is a consolidation of two previously separately pending actions filed at approximately the same time and involving essentially the same facts and claims, the plaintiff alleges violations of the federal securities laws in connection with the Company’s acquisition, operation and divestiture of its former Tri-State, Ltd. (“Tri-State”) subsidiary, a South Dakota company selling non-standard personal auto insurance.

On March 29, 2004, plaintiff filed a Second Consolidated Amended Class Action Complaint (the “Second Amended Complaint”) that is based on the same claims as the previously consolidated proceedings. The alleged class period begins on November 17, 1999, when the Company issued a press release announcing its agreement to acquire Tri-State, and ends on February 7, 2002, when the Company issued a press release warning investors that it “expect[ed] to report a significant loss for the fourth quarter and year ended December 31, 2001.” The Second Amended Complaint seeks class certification for the litigation.

In general, the Second Amended Complaint alleges that during the class period the Company’s press releases and filings with the SEC contained non-disclosures and deceptive disclosures in respect of Tri-State, that the Company’s press releases and filings with the SEC disclosing Company’s losses in 2000 and 2001 failed to disclose the alleged declining financial condition and declining profitability of Tri-State, and that the Company’s financial statements were not prepared in accordance with generally accepted accounting principles, all in violation of Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 thereunder. More particularly, the Second Amended Complaint includes allegations that (i) the Company issued a press release on November 17, 1999 announcing the acquisition of Tri-State and stating that the Tri-State acquisition was “expected to be minimally accretive to earnings” in 2000; (ii) the Company failed to disclose that it had imposed more lenient underwriting and claims procedures on Tri-State’s book of nonstandard personal automobile insurance policies than Tri-State’s former owners, causing a reduction in Tri-State’s net income; (iii) the Company hid problems it was having at Tri-State and failed to disclose that Tri-State had lost profitability almost immediately after the Company acquired Tri-State in January 2000; (iv) the Company “buried” Tri-State’s financial performance in its LaLande business segment or in the reporting of the Company’s overall financial performance; (v) the Company failed to disclose in a Form 8-K a lawsuit it had filed on July 7, 2001, against Herb Hill, the founder of Tri-State, contending that the Herb Hill lawsuit was a material pending legal proceeding; (vi) Defendant Anderson hid Tri-State’s performance from the Company’s board of directors; and (vii) the Company violated generally accepted accounting principles by failing to record an impairment in or write-down of approximately $5.4 million in goodwill attributable to the Tri-State acquisition until the Company announced the sale of Tri-State in August 2001 back to Herb Hill for $900,000.

The Company has asserted what it believes are meritorious defenses to the claims raised in the Second Amended Complaint and moved to dismiss the same on several grounds, including: (i) plaintiff failed to plead loss causation by linking any alleged correction of non-disclosures or deceptive disclosures to a decline in the Company’s stock price; (ii) the Second Amended Complaint fails to challenge the accuracy of the disclosed causes of reported losses which negatively impacted the Company’s stock price; (iii) plaintiff failed to plead that the Company’s alleged statements and omissions were false when made or that the Company knew they were false when made; (iv) the alleged misrepresentations by defendants were immaterial in the context of all disclosures provided to the market; (v) Tri-State was not material to the Company’s performance as a whole and overall; (vi) the Herb Hill lawsuit was not a material pending legal proceeding; (vii) the Company complied with generally accepted accounting principles in its treatment of goodwill associated with the Tri-State acquisition; and (viii) plaintiff failed to plead facts with particularity showing that the defendants acted intentionally or with severe recklessness with respect to the alleged misrepresentations and omissions.

Discovery has not commenced. Defendants filed in the Florida Federal Court a motion to dismiss the Second Amended Complaint for failure to state a cause and a motion to transfer venue of the case to the United States District Court for the Northern District of Texas, Fort Worth Division (the “Fort Worth Federal Court”). On September 22, 2004 the Florida Federal Court granted defendants’ motion to transfer venue and transferred the case to the Fort Worth Federal Court. The pending defendants’ motion to dismiss was not ruled upon and was transferred with the case to the Fort Worth Federal Court. The parties were instructed to re-file all pleadings with the motion to dismiss.

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

(7)	Subsequent Events

On August 27, 2004, the Company entered into agreements with the holders of its Preferred Stock and another investor providing for a recapitalization of the Company. The agreements are with GMSP, the holder of the Company’s Series A and Series C Preferred Stock and approximately 5% of the outstanding Common Stock; Mr. Stallings, non-executive Chairman of the Board and holder of the Company’s Series B Preferred Stock; and First Western Capital, LLC, a limited liability company (“Reis LLC”) owned by James R. Reis, an investor and a consultant to a subsidiary of the Company. Mr. Reis is the retired Vice-Chairman and co-founder with Mr. Stallings of ING Pilgrim Capital Corporation.

In the recapitalization, of the 31,620 shares of Series A Preferred Stock held by GMSP and called in 2001 for redemption on January 1, 2006 at a redemption price of approximately $31.6 million, 13,500 shares (redemption value of $13.5 million) would be exchanged for 19,125,612 shares of the common stock, par value $0.10 per share, of the Company (the “Common Stock”). The remaining 18,120 shares of Series A Preferred Stock (which have been called for redemption in 2006 and have a redemption value of approximately $18.1 million) would become redeemable at the option of the holders on January 1, 2011, and, upon closing of the recapitalization, would become entitled to receive cash dividends at the rate of 6% per annum until January 1, 2006 and 10% per annum thereafter until redemption. The remaining 18,120 shares of Series A Preferred Stock would remain convertible into approximately 3.6 million shares of Common Stock at $5.10 per share, would continue to be entitled to vote on an as-converted basis, and would remain redeemable at the option of the Company commencing June 30, 2005. The Company would receive an option to purchase all of the Series C Preferred Stock from GMSP, which the Company expects to exercise as part of the recapitalization for approximately $3.4 million from the proceeds of the sale of Common Stock in the recapitalization as described below. The expiration date of GMSP’s Series B Warrant to purchase 1,550,000 shares of Common Stock for $2.5875 per share would be extended to January 1, 2011. The terms of GMSP’s Series A Warrant to purchase 1,550,000 shares of Common Stock for $2.25 per share would remain unchanged. The investment management agreements of the Company and its insurance company subsidiaries with GMSP would be terminated.

Under the terms of the stock investment agreement between Mr. Stallings and the Company, Mr. Stallings would invest cash and exchange all of the Series B Preferred Stock and his warrant expiring March 23, 2006 to purchase 1,050,000 shares of Common Stock for $2.25 per share in order to acquire 13,459,741 shares of Common Stock. The Series B Preferred Stock would be valued at approximately $3.4 million and the cash investment by Mr. Stallings would be approximately $4.7 million giving a total indicated value of approximately $8.1 million, or $0.60 per share, for the shares of Common Stock to be purchased by Mr. Stallings. Under the terms of the stock investment agreement between First Western and the Company, First Western would invest approximately $4.0 million to acquire 6,729,871 shares of Common Stock at a price of $0.60 per share.

Also on August 27, 2004, subject to shareholder approval, the Company entered into employment agreements with Mr. Stallings, who would become executive Chairman of the Board and chief strategic officer of the Company, and Mr. Reis, who would become Executive Vice President. In addition, the Company modified the employment agreement of Glenn W. Anderson, the Company’s President and Chief Executive Officer, and his existing change in control agreement was replaced by a new one. Messrs. Goff and Stallings are expected to remain as directors of the Company, following the closing of the transactions pursuant to the agreements filed as Exhibits to this Current Report. Mr. Anderson is also expected to remain on the Board, although he has no contractual right to be nominated.

The Board approved the recapitalization following the recommendation of a special Board committee of independent directors. The special committee and the Board received an opinion from the independent investment banking firm of Sanders Morris Harris Inc. as to the fairness, from a financial point of view, of the consideration received in the recapitalization to the holders of the Common Stock other than those holders affiliated with the investors.

The consummation of the recapitalization is subject to various conditions contained in the transaction agreements, including approval of the three recapitalization agreements with GMSP, Mr. Stallings and Reis LLC and the employment arrangements with Messrs, Stallings, Reis and Anderson by the holders of a majority of the outstanding stock (other than shares held by interested shareholders) voting on the transactions. The Company expects to call a special meeting of the shareholders of the Company to be held during the fourth quarter of 2004 in order to consider and vote upon the recapitalization. The transaction agreements prohibit the Company from actively soliciting other possible transactions while the transactions are pending. However, the transaction agreements allow the Company to respond to unsolicited bona fide transaction proposals and, subject to certain prescribed procedures and conditions (including payment of termination fees aggregating $700,000), to terminate the agreements to accept a superior proposal.

The recapitalization transactions are not expected to have a material adverse effect on the Company’s ability to utilize its net operating loss carryforwards for Federal income tax purposes.

GAINSCO, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Business Operations

Overview

In the third quarter and first nine months of 2004, the Company recorded net income of $1,623,957 and $3,715,831, respectively, compared with net income in the third quarter and first nine months of 2003 of $995,877 and $1,874,940, respectively. The Company continued to experience profitable operating results from its nonstandard personal auto business in Florida. The other segments together produced less unfavorable results in the 2004 periods than in the 2003 periods primarily due to a lack of adverse claims development, as well as expense reductions in the runoff lines. The nonstandard personal auto business has been written primarily in the state of Florida and, in furtherance of the objective to diversify the business beyond one state into additional targeted states, the Company began writing nonstandard personal auto policies in Texas during the fourth quarter of 2003 and in Arizona in 2004. The Texas and Arizona operations are not yet profitable due to their start-up nature. The Company’s focus on its obligations to the holders of its Preferred Stock, however, is limiting the Company’s ability to pursue opportunities to further expand its nonstandard personal auto. See “Liquidity and Capital Resources - Focus on Obligations to Preferred Stock.”

The source of revenues for the Company is premiums written on nonstandard personal auto risks, net investment income from the investment portfolio of the Company, net realized gains from the sale of investments and fee income from the insurance agency operations.

The Company recorded GAAP combined ratios of 95.6% and 106.8% in the first nine months of 2004 and 2003, respectively. The GAAP expense ratios, included in the GAAP combined ratios, were 27.7% and 35.9% in the first nine months of 2004 and 2003, respectively. The expense and combined ratios do not include the expenses of the holding company.

Discontinuance of Commercial Lines

On February 7, 2002, the Company announced its decision to cease writing commercial insurance due to continued adverse claims development and unprofitable results. As a result, the Company had only 11 commercial policies remaining in force at September 30, 2004. The discontinuance of writing commercial lines has resulted in the Company ceasing to be approved to write insurance in several states; however, this state action has not materially restricted the geographic expansion of the Company’s nonstandard personal auto lines thus far.

The Company continues to settle and reduce its inventory of commercial lines claims. At September 30, 2004, there were 327 claims associated with the Company’s overall runoff book outstanding, compared to 600 a year earlier. Due to the long tail and litigious nature of these claims, the Company anticipates it will take a substantial number of years to complete the adjustment and settlement process with regard to existing claims and the additional claims it expects to receive in the future from its past business writings. Most of the remaining claims are in suit and the Company’s future results may or may not be impacted either negatively or positively based on its ability to settle the remaining claims and new anticipated claims within its established reserve level.

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

A.M. Best is the principal rating agency of the insurance industry. An insurance company’s ability to effectively compete in the market place is in part dependent upon the rating determination of A.M. Best. A.M. Best provides ratings of insurance companies based on comprehensive quantitative and qualitative evaluations and expresses its rating as an opinion of an insurer’s ability to meet its obligations to policyholders. A.M. Best has 16 possible ratings; the Company’s rating of “B-” ranks eighth from the highest rating.

Results of Operations

The discussion below primarily relates to the Company’s insurance operations, although the selected consolidated financial data appearing elsewhere is on a consolidated basis. The expense item “Underwriting and operating expenses” includes the operating expenses of the holding company.

Gross premiums written for the third quarter and first nine months of 2004 increased 34% and 27%, respectively, from the comparable 2003 periods. In the first quarter of 2002 nonstandard personal auto became the only line of insurance marketed by the Company. The following table compares nonstandard personal auto and all of the remaining lines that are in runoff (“Runoff lines”) between the periods for gross premiums written:

	Three months ended September 30,				Nine months ended September 30,
	2004		2003		2004		2003
	(Amounts in thousands)
Gross Premiums Written
Nonstandard Personal Auto	$11,816	99.99%	8,828	100.3%	$31,653	99.96%	25,000	99.9%
Runoff lines	$1	..01%	(28)	(.3)%	12	..04%	22	..1%

Total	$11,817	100.00%	8,800	100.0%	$31,665	100.00%	25,022	100.0%

Nonstandard Personal Auto increased 34% and 27% for the third quarter and the first nine months of 2004, respectively, over the comparable 2003 periods. This was primarily due to growth within Florida, with Texas and

Arizona contributing approximately 15 points and 9 points of the increase in the third quarter and first nine months, respectively.

Net premiums earned increased in the third quarter and the first nine months of 2004 from the comparable 2003 periods as a result of the growth in nonstandard personal auto gross premiums written.

Net investment income decreased 24% and 27% in the third quarter and first nine months of 2004 from the comparable 2003 periods, respectively, primarily due to the decline in investment balances as a result of commercial claim payments, principal payments on the note payable and preferred stock dividend payments.

The Company recorded net realized capital gains for the third quarter of 2004 and the first nine months of 2004 and 2003. Variability in the timing of realized investment gains should be expected.

Other income in the third quarter and first nine months of 2004 increased $184,005 and $232,706, respectively from the comparable 2003 periods, primarily as a result of an increase in agency revenues due to the increase in writings.

Claims and claims adjustment expenses (“C & CAE”) increased $1,683,693 in the third quarter of 2004 from the comparable 2003 period. The C & CAE ratio was 66.3% in the third quarter of 2004 versus 63.0% in the comparable 2003 period. The increase in the ratio was due to the significant favorable development in the nonstandard personal auto segment in the 2003 quarter. For the first nine months of 2004 C & CAE was $1,538,552 above the comparable 2003 period and the C & CAE ratio was 67.9% versus 70.9%, respectively. Adverse development in the first nine months of 2003 from the runoff segment was the primary reason for the decrease in the C & CAE ratio in the 2004 period from the 2003 level. With regard to environmental and product liability claims, the Company has an immaterial amount of exposure. The Company does not provide environmental impairment coverage and excludes pollution and asbestos related coverages in its policies. A portion of the Company’s remaining claims are related to construction defects. Inflation impacts the Company by causing higher claim settlements than may have originally been estimated. Inflation is implicitly reflected in the reserving process through analysis of cost trends and review of historical reserve results.

The ratio of commissions and the change in deferred policy acquisition costs (“DPAC”) to net premiums earned was approximately 14% in the third quarter of 2004 and the comparable 2003 period. For the first nine months of 2004 this ratio was 12% versus 15% for the comparable 2003 period. The decrease in this ratio for the nine month period comparison is primarily due to changes of estimates in the calculation of DPAC in the second quarter of 2004. The ratio of commissions and the change in DPAC to net premiums earned is expected to approximate a range of 12-14%.

Commissions are paid to independent retail agents to produce the business for the Company and typically vary with gross premiums written. Commissions increased in the 2004 periods over the comparable 2003 periods primarily due to the increase in premiums written.

Change in DPAC represents the change during the period in the asset “Deferred policy acquisition costs.” This asset item is comprised of commission expenses and premium taxes, which are deferred. This asset is amortized into the results of operations through “Change in deferred policy acquisition costs” as the underlying net premiums written are earned. Change in DPAC resulted in a credit in the first nine months of 2004 versus a charge in the comparable 2003 period due to the changes of estimates in the calculation mentioned previously.

Underwriting and operating expenses were down 6% and 5% in the third quarter and first nine months of 2004, respectively, from the comparable 2003 periods primarily due to expense reductions realized from the runoff of commercial lines and the fact that the 2003 periods included increases to the reserve for the potentially uncollectible receivable due from Liberty mentioned previously.

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

The agreement with GMSP in connection with the 2001 GMSP transaction was conditioned upon the following changes in the securities acquired by GMSP in the 1999 transaction. The exercise prices of the Series A Warrant and the Series B Warrant held by GMSP were reduced to $2.25 per share and $2.5875 per share, respectively. Each of these warrants provided for the purchase of 1,550,000 shares of Common Stock, subject to adjustment. The Series A Preferred Stock remained convertible into 6,200,000 shares of Common Stock at a conversion price of $5.10 per share and, should the Company pay dividends on its Common Stock, the Series A Preferred Stock would be entitled to dividends as if converted into Common Stock. On March 23, 2001 and to satisfy a condition to GMSP’s obligations to close under the agreement for the 2001 GMSP transaction, the Series A Preferred Stock was called for redemption by the Company so that on January 1, 2006 the Company will be obligated to pay $1,000 per share for 31,620 shares ($31.6 million) to the holder to the extent that it can legally do so and, to the extent it cannot do so, the Company will be obligated to pay quarterly an amount equal to 8% interest per annum on any unpaid balance. See “Liquidity and Capital Resources – Focus on Obligations to Preferred Stock.”

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

Transactions with Robert W. Stallings

On March 23, 2001, the Company sold to Robert W. Stallings, for $3 million in cash 3,000 shares of its newly created Series B Preferred Stock (stated value of $1,000 per share) and a warrant expiring March 23, 2006 to purchase an aggregate of 1,050,000 shares of Common Stock at $2.25 per share. The annual dividend provisions and the redemption provisions of the Series B Preferred Stock are the same as those for the Series C Preferred Stock. The Series B Preferred Stock is convertible into Common Stock at $2.25 per share. Subject to adjustment for certain events, the Series B Preferred Stock is convertible into a maximum of 1,333,333 shares of Common Stock. Mr. Stallings also entered into a consulting agreement pursuant to which he provides consulting services (including strategic planning advice, analysis of the subsidiaries’ performance in various sectors of their respective business and recommendations for growth strategies and opportunities for new markets and products) to the Company’s insurance subsidiaries for a period of five years ending on March 22, 2006 for $300,000 per annum. Mr. Stallings was elected non-executive Vice Chairman of the Board and a director of the Company, and on September 6, 2001, he was elected non-executive Chairman of the Board. See “Liquidity and Capital Resources — Focus on Obligations to Preferred Stock.”

Liquidity and Capital Resources

Parent Company

GAINSCO, INC. (“GNAC”) is a holding company that provides administrative and financial services for its wholly owned subsidiaries. GNAC needs cash during 2004 primarily for: (1) preferred stock dividends, (2) administrative expenses, and (3) financial advisory and legal costs incurred in conjunction with the Special Committee’s consideration of alternatives for dealing with its obligations to the holders of its Preferred Stock. The primary source of cash to meet these obligations is statutorily permitted payments from its insurance subsidiary, General Agents Insurance Company of America, Inc. (“General Agents”), an Oklahoma corporation. Statutes in Oklahoma restrict the payment of dividends by the insurance company to the available surplus funds. The maximum amount of cash dividends that General Agents may declare without regulatory approval in any 12-month period is the greater of net income for the 12-month period ended the previous December 31 or ten percent (10%) of policyholders’ surplus as of the previous December 31. In March 2004, General Agents paid dividends to GNAC of $4,171,727, based upon 10% of its surplus amounts at December 31, 2003. The Company paid dividends aggregating $2,111,267 in respect of the Series B and Series C Preferred Stock on April 1, 2004, which brought dividends current to that point. The Company paid dividends aggregating $300,000 in respect of the Series B and Series C Preferred Stock on each of July 1, 2004 and October 1, 2004. GNAC believes the remaining cash available should be sufficient to meet its expected obligations for 2004.

Focus on Obligations to Preferred Stock

Preferred Stock in Relation to Capital Base. At September 30, 2004, the capital base (total assets less total liabilities) of the Company was $45,919,825 and consisted of Shareholders’ Equity of $12,834,158 and three series of Redeemable Preferred Stock, which are classified under GAAP as mezzanine financing in the aggregate amount of $33,085,667. At September 30, 2004, $4,831,000 of unaccreted discount on Redeemable Preferred Stock was included in Shareholders’ Equity. Almost all of this unaccreted discount will be accreted from Shareholders’ Equity to Redeemable Preferred Stock by January 1, 2006, the redemption date of the Series A Preferred Stock. At September 30, 2004, the per common share Shareholders’ Equity was approximately $0.61, including unaccreted discount on Redeemable Preferred Stock of $0.23; less such unaccreted discount, the per common share Stockholders’ Equity was approximately $0.38 per common share. The aggregate redemption value of the Preferred Stock was $37,916,666 ($37,620,000 stated value plus accrued dividends of $296,666) at September 30, 2004.

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

Dividends on Series B and Series C Preferred Stock. As mentioned previously, the Company paid dividends aggregating $2,111,267 in respect of the Series B and Series C Preferred Stock on April 1, 2004, which brought dividends current to that point. From and after April 1, 2004, dividends accrue at the rate of 20% per annum, of which at least half (or at least $150,000 in the aggregate in respect of the Series B and Series C Preferred Stock) must be paid quarterly. The Company paid dividends aggregating $300,000 in respect of the Series B and Series C Preferred Stock on each of July 1, 2004 and October 1, 2004.

Board Process. The Board of Directors has been focusing on the Company’s obligations to the holders of the Preferred Stock, which are affiliates of three of the Company’s eight directors, recognizing that the Company does not have, or expect that its operations will generate, sufficient funds to redeem the Series A Preferred Stock on January 1, 2006. Also, the Board of Directors has considered how the need for capital to satisfy those obligations may limit the Company’s ability to pursue opportunities to further expand the Company’s nonstandard personal auto business. The interests of the holders of the Preferred Stock in assuring that these obligations are met in a timely manner may differ from those of other shareholders. As a result, the Board of Directors formed a Special Committee of independent directors to address the alternatives for providing for these obligations. The Special Committee first considered, with the assistance of the investment banking firm of Houlihan Lokey Howard & Zukin Financial Advisors, Inc. (“Houlihan Lokey”), proposals from holders of Preferred Stock for the recapitalization of the Company, including a proposal that would have involved an investment by two consultants and the President of the Company. No agreement was reached with the holders of the Preferred Stock, and all recapitalization proposals were withdrawn. The Board of Directors then expanded the mandate of the Special Committee to consider alternatives that might be available with unaffiliated third parties. The Special Committee then engaged Houlihan Lokey to advise it as to alternatives that could be available to the Company. As a result of its consideration of the alternatives, the Special Committee turned again to negotiating a restructuring with the holders of the Company’s Preferred Stock and a consultant.

August 27 Agreements. On August 27, 2004, the Company entered into agreements with the holders of its Preferred Stock and another investor providing for a recapitalization of the Company. The agreements are with GMSP, the holder of the Company’s Series A and Series C Preferred Stock and approximately 5% of the outstanding Common Stock; Mr. Stallings, non-executive Chairman of the Board and holder of the Company’s Series B Preferred Stock; and First Western Capital, LLC, a limited liability company (“Reis LLC”) owned by James R. Reis, an investor and a consultant to a subsidiary of the Company. Mr. Reis is the retired Vice-Chairman and co-founder with Mr. Stallings of ING Pilgrim Capital Corporation.

In the recapitalization, of the 31,620 shares of Series A Preferred Stock held by GMSP and called in 2001 for redemption on January 1, 2006 at a redemption price of approximately $31.6 million, 13,500 shares (redemption value of $13.5 million) would be exchanged for 19,125,612 shares of the common stock, par value $0.10 per share, of the Company (the “Common Stock”). The remaining 18,120 shares of Series A Preferred Stock (which have been called for redemption in 2006 and have a redemption value of approximately $18.1 million) would become redeemable at the option of the holders on January 1, 2011, and, upon closing of the recapitalization, would become entitled to receive cash dividends at the rate of 6% per annum until January 1, 2006 and 10% per annum thereafter until redemption. The remaining 18,120 shares of Series A Preferred Stock would remain convertible into approximately 3.6 million shares of Common Stock at $5.10 per share, would continue to be entitled to vote on an as-converted basis, and would remain redeemable at the option of the Company commencing June 30, 2005. The Company would receive an option to purchase all of the Series C Preferred Stock from GMSP, which the Company expects to exercise as part of the recapitalization for approximately $3.4 million from the proceeds of the sale of Common Stock in the recapitalization as described below. The expiration date of GMSP’s Series B Warrant to purchase 1,550,000 shares of Common Stock for $2.5875 per share would be extended to January 1, 2011. The terms of GMSP’s Series A Warrant to purchase 1,550,000 shares of Common Stock for $2.25 per share would remain unchanged. The investment management agreements of the Company and its insurance company subsidiaries with GMSP would be terminated.

Under the terms of the stock investment agreement between Mr. Stallings and the Company, Mr. Stallings would invest cash and exchange all of the Series B Preferred Stock and his warrant expiring March 23, 2006 to purchase 1,050,000 shares of Common Stock for $2.25 per share in order to acquire 13,459,741 shares of Common Stock. The Series B Preferred Stock would be valued at approximately $3.4 million and the cash investment by Mr. Stallings would be approximately $4.7 million giving a total indicated value of approximately $8.1 million, or $0.60 per share, for the shares of Common Stock to be purchased by Mr. Stallings. Under the terms of the stock investment agreement between First Western and the Company, First Western would invest approximately $4.0 million to acquire 6,729,871 shares of Common Stock at a price of $0.60 per share.

Also on August 27, 2004, subject to shareholder approval, the Company entered into employment agreements with Mr. Stallings, who would become executive Chairman of the Board and chief strategic officer of the Company, and Mr. Reis, who would become Executive Vice President. In addition, the Company modified the employment agreement of Glenn W. Anderson, the Company’s President and Chief Executive Officer, and his existing change in control agreement was replaced by a new one. Messrs. Goff and Stallings are expected to remain as directors of the Company, following the closing of the transactions pursuant to the agreements filed as Exhibits to this Current Report. Mr. Anderson is also expected to remain on the Board, although he has no contractual right to be nominated.

The Board approved the recapitalization following the recommendation of a special Board committee of independent directors. The special committee and the Board received an opinion from the independent investment banking firm of Sanders Morris Harris Inc. as to the fairness, from a financial point of view, of the consideration received in the recapitalization to the holders of the Common Stock other than those holders affiliated with the investors.

The consummation of the recapitalization is subject to various conditions contained in the transaction agreements, including approval of the three recapitalization agreements with GMSP, Mr. Stallings and Reis LLC and the employment arrangements with Messrs. Stallings, Reis and Anderson by the holders of a majority of the outstanding stock (other than shares held by interested shareholders) voting on the transactions. The Company expects to call a special meeting of the shareholders of the Company to be held during the fourth quarter of 2004 in order to consider and vote upon the recapitalization. The transaction agreements prohibit the Company from actively soliciting other possible transactions while the transactions are pending. However, the transaction agreements allow the Company to respond to unsolicited bona fide transaction proposals and, subject to certain prescribed procedures and conditions (including payment of termination fees aggregating $700,000), to terminate the agreements to accept a superior proposal.

The recapitalization transactions are not expected to have a material adverse effect on the Company’s ability to utilize its net operating loss carryforwards for Federal income tax purposes. See “Net Operating Loss Carryforwards.”

Recapitalization Costs. As of September 30, 2004, $1,564,905 had been recognized for financial advisory and legal expenses and fees to those directors serving on the Special Committee in respect of the Special Committee’s consideration of alternatives for dealing with its obligations to the holders of its Preferred Stock, of which $404,379 was expensed in the quarter ended March 31, 2004 because the proposals to which the amounts related had been withdrawn and $1,160,526 was recorded as deferred expenses in Other assets at September 30, 2004. These deferred expenses will be charged to Additional paid-in capital if a recapitalization of the Company occurs. If it does not occur, these deferred expenses will be charged to Underwriting and operating expenses.

Net Operating Loss Carryforwards

As a result of losses in prior years, as of September 30, 2004 the Company has net operating loss carryforwards for tax purposes aggregating $72,193,846. These net operating loss carryforwards of $1,117,717, $22,806,147, $33,950,174, $13,686,532 and $633,276, if not utilized, will expire in 2018, 2020, 2021, 2022 and 2023, respectively. The tax benefit of the net operating loss carryforwards is $24,545,908 which is calculated by applying the Federal statutory income tax rate of 34% against the net operating loss carryforwards.

In certain circumstances, Section 382 of the Internal Revenue Code may apply to materially limit the amount of the Company’s taxable income that may be offset in a tax year by the Company’s net operating losses carried forward from prior years (the “§ 382 Limitation”). The annual § 382 Limitation generally is an amount equal to the value of the Company (immediately before an “ownership change”) multiplied by the long-term tax-exempt rate for the month in which the change occurs (e.g., 4.51% if the ownership change occurred in November 2004). This annual limitation would apply to all years to which the net operating losses can be carried forward.

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

Subsidiaries, Principally Insurance Operations

The primary sources of the insurance subsidiaries’ liquidity are funds generated from insurance premiums, net investment income and maturing investments. The short-term investments and cash are intended to provide adequate funds to pay claims without selling fixed maturity investments. At September 30, 2004, the insurance subsidiaries held short-term investments and cash that the insurance subsidiaries believe are adequate liquidity for the payment of claims and other short-term commitments.

With regard to long term liquidity, the average duration of the investment portfolio is approximately 1 year. The fair value of the fixed maturity portfolio at September 30, 2004 was $1,568,177 above amortized cost, before taxes. Unrealized losses were not material at September 30, 2004 (see Note 1 (c) of Notes to Consolidated Financial Statements). Various insurance departments of states in which the Company operates require the deposit of funds to protect policyholders within those states. At September 30, 2004 and December 31, 2003, the balance on deposit for the benefit of such policyholders totaled $10,636,054 and $14,185,018, respectively.

Net cash used for operating activities was $5,768,274 in the first nine months of 2004 versus $3,953,189 in the comparable 2003 period. The cash used in 2004 was primarily attributable to the payment of runoff claims and claim adjustment expense related to the commercial lines business.

Investments decreased primarily due to negative cash flows from operations as a result of runoff claim payments. At September 30, 2004, 89% of the Company’s investments were investment grade with an average duration of approximately 1 year, including approximately 65% that were held in short-term investments. The annualized return on average investments was 2.3% and 2.9% in the first nine months of 2004 and 2003, respectively. The Company classifies its bond securities as available for sale. The net unrealized gain associated with the investment portfolio was $1,034,997 (net of tax effects) at September 30, 2004.

Premiums receivable increased due to the increased writings in nonstandard personal auto. This balance is comprised primarily of premiums due from insureds. The policies are written with a down payment of 34% and monthly payment terms of up to four months. The Company has recorded an allowance for doubtful accounts of $95,000, which it considers adequate at the present time.

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

Deferred policy acquisition costs increased as a result of the increase in nonstandard personal auto writings and changes of estimates in the calculation mentioned previously.

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

Unpaid C & CAE decreased primarily as a result of the settlement of claims in the normal course and favorable development in the first nine months of 2004 for nonstandard personal auto and commercial estimated ultimate liabilities. As of September 30, 2004, the Company had $62,419,324 in net unpaid C & CAE (Unpaid C & CAE of $100,492,278 less Ceded unpaid C & CAE of $38,072,954). This amount represents management’s best estimate, as derived from the actuarial analysis and was set equal to the selected reserve estimate as established by an independent actuary. The independent actuary identified the recent adverse development in the Company’s unpaid C & CAE and the Company’s decision in 2002 to discontinue writing commercial lines as risk factors. In consideration of these risk factors the independent actuary believes that there are significant risks and uncertainties that could result in material adverse deviation of the unpaid C & CAE. Management has reviewed and discussed the results of the actuarial analysis with the actuary and believes the reserve estimate selected by the independent actuary to be the best estimate of reserves at this time.

As of September 30, 2004, in respect of its runoff lines, the Company had $49,591,611 in net unpaid C & CAE. Historically, the Company has experienced significant volatility in its reserve projections for its commercial lines. This volatility has been primarily attributable to its commercial automobile and general liability product lines. On February 7, 2002, the Company announced it had decided to discontinue writing commercial lines insurance due to continued adverse claims development and unprofitable results. The Company has been settling and reducing its remaining inventory of commercial claims. See “Business Operations-“Discontinuance of Commercial Lines”. As of September 30, 2004, 327 runoff claims remained. The average commercial lines claim at September 30, 2004 was approximately $151,656 per claim; at September 30, 2003 the average commercial lines claim was approximately $111,232 per claim.

As of September 30, 2004, in respect of its nonstandard personal auto line, the Company had $12,827,715 in net unpaid C & CAE. These claims generally are of shorter duration than the Company’s runoff lines claims. At September 30, 2004, the Company had 1,528 nonstandard personal auto claims. The average nonstandard personal auto claim at September 30, 2004 was approximately $8,395 per claim, at September 30, 2003 the average nonstandard personal auto claim was approximately $8,378 per claim.

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

Accumulated other comprehensive income of $1,034,997 was recorded at September 30, 2004 as a result of the unrealized gains on bonds available for sale, net of tax.

The Company is not aware of any current recommendations by regulatory authorities, which, if implemented, would have a material effect on the Company’s liquidity, capital resources or results of operations. The Company’s statutory capital exceeds the benchmark capital level under the Risk Based Capital formula for its insurance companies. Risk Based Capital is a method for establishing the minimum amount of capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile.

Contractual Obligations

There were no material changes in the first nine months of 2004 to contractual obligations as of December 31, 2003.

On January 1, 2006 the Company will be obligated to pay $31,620,000 to the holder of the Series A Preferred Stock, subject to conditions as described in “Liquidity and Capital Resources - Focus on Obligations to Preferred Stock — Obligation to Redeem Series A Preferred Stock on January 1, 2006.” On March 23, 2007 the Company will be obligated to pay $6,000,000 plus accrued dividends to the holders of the Series B and Series C Preferred Stock, subject to similar conditions. From and after April 1, 2004 dividends on the Series B and Series C Preferred Stock accrue at a rate of 20% per annum, of which at least half (or at least $150,000) must be paid quarterly. See “August 27 Agreements.”

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

Legal Proceedings

Securities Litigation

The Company is named as a defendant in a proceeding initially filed on April 8, 2003, in the United States District Court for the Southern District of Florida (the “Florida Federal Court”) styled, “Earl Culp, on behalf of himself, and all others similarly situated, Plaintiff, v. GAINSCO, INC., Glenn W. Anderson, and Daniel J. Coots, Defendants,” Case No. 03-20854-CIV-Lenard/Simonton. Defendant Anderson is the Company’s President and Chief Executive Officer, and Defendant Coots is the Company’s Senior Vice President and Chief Financial Officer. In the proceeding, which is a consolidation of two previously separately pending actions filed at approximately the same time and involving essentially the same facts and claims, the plaintiff alleges violations of the federal securities laws in connection with the Company’s acquisition, operation and divestiture of its former Tri-State, Ltd. (“Tri-State”) subsidiary, a South Dakota company selling non-standard personal auto insurance.

On March 29, 2004, plaintiff filed a Second Consolidated Amended Class Action Complaint (the “Second Amended Complaint”) that is based on the same claims as the previously consolidated proceedings. The alleged class period begins on November 17, 1999, when the Company issued a press release announcing its agreement to acquire Tri-State, and ends on February 7, 2002, when the Company issued a press release warning investors that it “expect[ed] to report a significant loss for the fourth quarter and year ended December 31, 2001.” The Second Amended Complaint seeks class certification for the litigation.

In general, the Second Amended Complaint alleges that during the class period the Company’s press releases and filings with the SEC contained non-disclosures and deceptive disclosures in respect of Tri-State, that the Company’s press releases and filings with the SEC disclosing Company’s losses in 2000 and 2001 failed to disclose the alleged declining financial condition and declining profitability of Tri-State, and that the Company’s financial statements were not prepared in accordance with generally accepted accounting principles, all in violation of Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 thereunder. More particularly, the Second Amended Complaint includes allegations that (i) the Company issued a press release on November 17, 1999 announcing the acquisition of Tri-State and stating that the Tri-State acquisition was “expected to be minimally accretive to earnings” in 2000; (ii) the Company failed to disclose that it had imposed more lenient underwriting and claims procedures on Tri-State’s book of nonstandard personal automobile insurance policies than Tri-State’s former owners, causing a reduction in Tri-State’s net income; (iii) the Company hid problems it was having at Tri-State and failed to disclose that Tri-State had lost profitability almost immediately after the Company acquired Tri-State in January 2000; (iv) the Company “buried” Tri-State’s financial performance in its LaLande business segment or in the reporting of the Company’s overall financial performance; (v) the Company failed to disclose in a Form 8-K a lawsuit it had filed on July 7, 2001, against Herb Hill, the founder of Tri-State, contending that the Herb Hill lawsuit was a material pending legal proceeding; (vi) Defendant Anderson hid Tri-State’s performance from the Company’s board of directors; and (vii) the Company violated generally accepted accounting principles by failing to record an impairment in or write-down of approximately $5.4 million in goodwill attributable to the Tri-State acquisition until the Company announced the sale of Tri-State in August 2001 back to Herb Hill for $900,000.

The Company has asserted what it believes are meritorious defenses to the claims raised in the Second Amended Complaint and moved to dismiss the same on several grounds, including: (i) plaintiff failed to plead loss causation by linking any alleged correction of non-disclosures or deceptive disclosures to a decline in the Company’s stock price; (ii) the Second Amended Complaint fails to challenge the accuracy of the disclosed causes of reported losses which negatively impacted the Company’s stock price; (iii) plaintiff failed to plead that the Company’s alleged statements and omissions were false when made or that the Company knew they were false when made; (iv) the alleged misrepresentations by defendants were immaterial in the context of all disclosures provided to the market; (v) Tri-State was not material to the Company’s performance as a whole and overall; (vi) the Herb Hill lawsuit was not a material pending legal proceeding; (vii) the Company complied with generally accepted accounting principles in its treatment of goodwill associated with the Tri-State acquisition; and (viii) plaintiff failed to plead facts with particularity showing that the defendants acted intentionally or with severe recklessness with respect to the alleged misrepresentations and omissions.

Discovery has not commenced. Defendants filed in the Florida Federal Court a motion to dismiss the Second Amended Complaint for failure to state a cause and a motion to transfer venue of the case to the United States District Court for the Northern District of Texas, Fort Worth Division (the “Fort Worth Federal Court”). On September 22, 2004 the Florida Federal Court granted defendants’ motion to transfer venue and transferred the case to the Fort Worth Federal Court. The pending defendants’ motion to dismiss was not ruled upon and was transferred with the case to the Fort Worth Federal Court. The parties were instructed to re-file all pleadings with the motion to dismiss.

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

Forward-Looking Statements

Statements made in this report that are qualified with words such as “expect,” “expectation,” “intends to,” “may,” “anticipates,” “will be,” “will,” etc., are forward-looking statements. Investors are cautioned that important factors, representing certain risks and uncertainties, could cause actual results to differ materially from those contained in the forward-looking statements. These factors include, but are not limited to, (a) the Company’s ability to effectively adjust and settle remaining claims associated with its exit from the commercial insurance business, (b) heightened competition from existing competitors and new competitor entrants into the Company’s markets, (c) the extent to which market conditions firm up, the acceptance of higher prices in the marketplace and the Company’s ability to realize and sustain higher rates, (d) the Company’s ability to successfully expand operations to new states, (e) contraction of the markets for the Company’s business, (f) factors considered by A.M. Best in its rating of the Company, and acceptability of the Company’s current or future A.M. Best rating to its end markets, (g) the successful consummation of the current recapitalization transactions or, to the extent the current recapitalization transactions are not consummated, the Company’s ability to meet its obligations in respect of its Series A, B and C Redeemable Preferred Stock, (h) the ongoing level of claims and claims-related expenses and the adequacy of claim reserves, (i) the outcome of pending litigation, (j) the effectiveness of investment strategies implemented by the Company’s investment manager, (k) continued justification of recoverability of goodwill in the future, (l) the availability of reinsurance and the ability to collect reinsurance recoverables, including amounts that may become recoverable from insurers with less than A.M. Best “Secure” ratings, (m) the Company’s ability to invest in new endeavors that are successful and manage its investments internally if the Company’s investment management agreements with GMSP are terminated in connection with the consummation of the recapitalization transactions, (n) the limitation on the Company’s ability to use net operating loss carryforwards as a result of constraints caused by ownership changes within the meaning of Internal Revenue Code Section 382, (o) the ability of the Company to realize contingent acquisition payments in connection with its sale of the management contract controlling GAINSCO County Mutual Insurance Company, which was prejudiced by legislation passed in the session of the Texas Legislature ended June 2, 2003, and (p) general economic conditions, including fluctuations in interest rates. In addition, the actual emergence of losses and loss expenses may vary, perhaps materially, from the Company’s estimate thereof, because (a) estimates of loss and loss expense liabilities are subject to large potential errors of estimation as the ultimate disposition of claims incurred prior to the financial statement date, whether reported or not, is subject to the outcome of events that have not yet occurred (e.g., jury decisions, court interpretations, legislative changes, subsequent damage to property, changes in the medical condition of claimants, public attitudes and social/economic conditions such as inflation), (b) estimates of losses do not make provision for extraordinary future emergence of new classes of losses or types of losses not sufficiently represented in the Company’s historical database or which are not yet quantifiable, and (c) estimates of future costs are subject to the inherent limitation on the ability to predict the aggregate course of future events. A forward-looking statement is relevant as of the date the statement is made and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances arising after the date on which the statement was made. Please refer to the Company’s recent SEC filings for further information regarding factors that could affect the Company’s results.

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

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings.

Securities Litigation

The Company is named as a defendant in a proceeding initially filed on April 8, 2003, in the United States District Court for the Southern District of Florida (the “Florida Federal Court”) styled, “Earl Culp, on behalf of himself, and all others similarly situated, Plaintiff, v. GAINSCO, INC., Glenn W. Anderson, and Daniel J. Coots, Defendants,” Case No. 03-20854-CIV-Lenard/Simonton. Defendant Anderson is the Company’s President and Chief Executive Officer, and Defendant Coots is the Company’s Senior Vice President and Chief Financial Officer. In the proceeding, which is a consolidation of two previously separately pending actions filed at approximately the same time and involving essentially the same facts and claims, the plaintiff alleges violations of the federal securities laws in connection with the Company’s acquisition, operation and divestiture of its former Tri-State, Ltd. (“Tri-State”) subsidiary, a South Dakota company selling non-standard personal auto insurance.

On March 29, 2004, plaintiff filed a Second Consolidated Amended Class Action Complaint (the “Second Amended Complaint”) that is based on the same claims as the previously consolidated proceedings. The alleged class period begins on November 17, 1999, when the Company issued a press release announcing its agreement to acquire Tri-State, and ends on February 7, 2002, when the Company issued a press release warning investors that it “expect[ed] to report a significant loss for the fourth quarter and year ended December 31, 2001.” The Second Amended Complaint seeks class certification for the litigation.

In general, the Second Amended Complaint alleges that during the class period the Company’s press releases and filings with the SEC contained non-disclosures and deceptive disclosures in respect of Tri-State, that the Company’s press releases and filings with the SEC disclosing Company’s losses in 2000 and 2001 failed to disclose the alleged declining financial condition and declining profitability of Tri-State, and that the Company’s financial statements were not prepared in accordance with generally accepted accounting principles, all in violation of Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 thereunder. More particularly, the Second Amended Complaint includes allegations that (i) the Company issued a press release on November 17, 1999 announcing the acquisition of Tri-State and stating that the Tri-State acquisition was “expected to be minimally accretive to earnings” in 2000; (ii) the Company failed to disclose that it had imposed more lenient underwriting and claims procedures on Tri-State’s book of nonstandard personal automobile insurance policies than Tri-State’s former owners, causing a reduction in Tri-State’s net income; (iii) the Company hid problems it was having at Tri-State and failed to disclose that Tri-State had lost profitability almost immediately after the Company acquired Tri-State in January 2000; (iv) the Company “buried” Tri-State’s financial performance in its LaLande business segment or in the reporting of the Company’s overall financial performance; (v) the Company failed to disclose in a Form 8-K a lawsuit it had filed on July 7, 2001, against Herb Hill, the founder of Tri-State, contending that the Herb Hill lawsuit was a material pending legal proceeding; (vi) Defendant Anderson hid Tri-State’s performance from the Company’s board of directors; and (vii) the Company violated generally accepted accounting principles by failing to record an impairment in or write-down of approximately $5.4 million in goodwill attributable to the Tri-State acquisition until the Company announced the sale of Tri-State in August 2001 back to Herb Hill for $900,000.

The Company has asserted what it believes are meritorious defenses to the claims raised in the Second Amended Complaint and moved to dismiss the same on several grounds, including: (i) plaintiff failed to plead loss causation by linking any alleged correction of non-disclosures or deceptive disclosures to a decline in the Company’s stock price; (ii) the Second Amended Complaint fails to challenge the accuracy of the disclosed causes of reported losses which negatively impacted the Company’s stock price; (iii) plaintiff failed to plead that the Company’s alleged statements and omissions were false when made or that the Company knew they were false when made; (iv) the alleged misrepresentations by defendants were immaterial in the context of all disclosures provided to the market; (v) Tri-State was not material to the Company’s performance as a whole and overall; (vi) the Herb Hill lawsuit was not a material pending legal proceeding; (vii) the Company complied with generally accepted accounting principles in its treatment of goodwill associated with the Tri-State acquisition; and (viii) plaintiff failed to plead facts with particularity showing that the defendants acted intentionally or with severe recklessness with respect to the alleged misrepresentations and omissions.

Discovery has not commenced. Defendants filed in the Florida Federal Court a motion to dismiss the Second Amended Complaint for failure to state a cause and a motion to transfer venue of the case to the United States District Court for the Northern District of Texas, Fort Worth Division (the “Fort Worth Federal Court”). On September 22, 2004 the Florida Federal Court granted defendants’ motion to transfer venue and transferred the case to the Fort Worth Federal Court. The pending defendants’ motion to dismiss was not ruled upon and was transferred with the case to the Fort Worth Federal Court. The parties were instructed to re-file all pleadings with the motion to dismiss.

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

Item 2. Changes in Securities, and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

On November 12, 2004, the Company reported its third quarter earnings for 2004. A copy of the press release is furnished herewith as Exhibit 99.1.

The Office of the New York Attorney General and other state attorneys general are investigating certain insurance industry practices. The New York Attorney General has filed a lawsuit against Marsh & McLennan Companies, Inc. and, in so doing, named various insurance companies who may have had involvement in the insurance industry practices in question. The Company was not named in this lawsuit, nor does the Company believe it is the target of any related investigation. The investigations appear to center around practices by which other insurance companies paid contingent compensation to insurance brokers based on the volume or profitability of the insurance placed with the insurance company for their clients, allegedly in violation of the brokers’ duty to act in the best interests of their clients rather than their own undisclosed pecuniary interest. The Company markets its nonstandard personal auto insurance principally through approximately 1,000 non-affiliated retail agencies that are compensated on a commission basis, which sometimes includes incentives based on the volume or profitability of the business produced, and generally does not write insurance through insurance brokers. These agencies generally owe their principal duties to the companies that they represent rather than to their retail customers. The Company believes that because it utilizes agents, rather than brokers, to market its policies, the Company will not be subject to these ongoing investigations. Management and the Company’s Board of Directors are monitoring the situation and, if necessary, intend to take appropriate action.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

*3.1	Restated Articles of Incorporation of Registrant as filed with the Secretary of State of Texas on July 24, 1986 [Exhibit 3.1, filed in Registration Statement No. 33-7846 on Form S-1, effective November 6, 1986].

*3.2	Articles of Amendment to the Articles of Incorporation as filed with the Secretary of State of Texas on June 10, 1988 [Exhibit 3.2, filed in Registration Statement No. 33-25226 on Form S-1, effective November 14, 1988].

*3.3	Articles of Amendment to Articles of Incorporation as filed with the Secretary of State of Texas on August 13, 1993 [Exhibit 3.6, Form 10-K dated March 25, 1994].

*3.4	Statement of Resolution Establishing and Designating Series A Convertible Preferred Stock of Registrant as filed with the Secretary of State of the State of Texas on October 1, 1999 [Exhibit 99.18, Form 8-K dated June 29, 1999].

*3.5	Bylaws of Registrant as amended through September 6, 2001. [Exhibit 3.5, Form 8-K dated August 31, 2001].

*3.6	Statement of Resolution Establishing and Designating Series B Convertible Redeemable Preferred Stock of Registrant as filed with the Secretary of State of the State of Texas on March 22, 2001. [Exhibit 99.19, Form 8-K/A dated March 30, 2001].

*3.7	Statement of Resolution Establishing and Designating Series C Redeemable Preferred Stock of Registrant as filed with the Secretary of State of the State of Texas on March 22, 2001. [Exhibit 99.20, Form 8-K/A dated March 30, 2001].

*4.1	Form of Common Stock Certificate [Exhibit 4.6, Form 10-K dated March 28, 1997].

*4.2	Agreement dated August 26, 1994 appointing Continental Stock Transfer & Trust Company transfer agent and registrar [Exhibit 10.28, Form 10-K dated March 30, 1995].

*10.1	1990 Stock Option Plan of the Registrant [Exhibit 10.16, Form 10-K dated March 22, 1991].

*10.2	1995 Stock Option Plan of the Registrant [Exhibit 10.31, Form 10-K dated March 28, 1996].

*10.3	1998 Long Term Incentive Plan of the Registrant [Exhibit 99.8, Form 10-Q dated August 10, 1998].

*10.4	Forms of Change of Control Agreements [Exhibit 10.4, Form 10-K dated March 29, 2002].

*10.5	Employment Agreement dated April 25, 1998 between Glenn W. Anderson and the Registrant [Exhibit 99.5, Form 10-Q/A dated June 16, 1998].

*10.6	Change of Control Agreement for Glenn W. Anderson [Exhibit 99.7, Form 10-Q/A dated June 16, 1998].

*10.7	Replacement Non-Qualified Stock Option Agreement dated July 24, 1998 between Glenn W. Anderson and the Registrant [Exhibit 99.6, Form 10-Q dated August 10, 1998].

*10.8	Securities Purchase Agreement dated as of June 29, 1999 between Registrant and Goff Moore Strategic Partners, L.P. (“GMSP”) and related Series A Common Stock Purchase Warrant and Series B Common Stock Purchase Warrant [Exhibit 2.1, Form 8-K dated June 29, 1999; Exhibits 99.19 and 99.20, Form 8-K dated October 4, 1999].

*10.9	Investment Management Agreements dated October 4, 1999 between GMSP and each of Registrant, General Agents Insurance Company of America, Inc., MGA Insurance Company, Inc. and GAINSCO County Mutual Insurance Company; and Investment Management Agreement dated January 6, 2000 between GMSP and Midwest Casualty Insurance Company. [Exhibit 10.11, Form 10-K dated March 30, 2000].

*10.10	Stock Purchase Agreements dated August 17, 1998 with Carlos de la Torre, McRae B. Johnston, Michael S. Johnston and Ralph Mayoral relating to acquisition by Registrant of Lalande Group and related employment agreements with them [Exhibits 99.6 to 99.13, Form 8-K dated August 26, 1998].

*10.11	Stock Purchase Agreement dated as of November 17, 1999 among Registrant, Tri-State, Ltd., Herbert A. Hill and Alan E. Heidt and related Pledge Agreement dated as of January 7, 2000 executed by the Registrant in favor of Bank One, NA and Unlimited Guaranty dated as of January 7, 2000 executed by Tri-State, Ltd. in favor of Bank One, N.A. [Exhibit 10.14, Form 10-K dated March 30, 2000].

*10.12	First Amendment to Stock Purchase Agreement dated May 16, 2000 among Registrant, Tri-State, Ltd., Herbert A. Hill and Alan E. Heidt [Exhibit 10.14, Form 10-Q dated August 11, 2000].

*10.13	GAINSCO, INC. 401(k) Plan and related Adoption Agreement [Exhibit 10.14 to Form 10-Q filed November 14, 2003].

*10.14	Securities Purchase Agreement dated as of February 26, 2001 between Registrant and GMSP (including exhibits) and related First Amendment to Securities Purchase Agreement, letter regarding redemption of Registrant’s outstanding Series A Convertible Preferred Stock, First Amendment to Series A Common Stock Purchase Warrant, and First Amendment to Series B Common Stock Purchase Warrant [Exhibit 2.1, Form 8-K dated March 2, 2001; Exhibits 2.2, 2.8, 99.21 and 99.22, Form 8-K/A dated March 30, 2001].

*10.15	Securities Purchase Agreement dated as of February 26, 2001 between Registrant and Robert W. Stallings (“Stallings”) (including exhibits) and related First Amendment to Securities Purchase Agreement, Assignment and Assumption Agreement between Stallings and ING Pilgrim Capital Corporation, LLC, Amendment to Assignment and Assumption Agreement, letter dated March 23, 2001 from Stallings to Registrant, and Common Stock Purchase Warrant [Exhibit 2.2, Form 8-K dated March 2, 2001; Exhibits 2.4 to 2.7 and 99.23, Form 8-K/A dated March 30, 2001].

*10.16	Consulting Agreement dated as of February 26, 2001 between Registrant and Stallings [Exhibit 99.15, Form 8-K dated March 2, 2001].

*10.17	Letter agreement dated February 27, 2002 between the Registrant and GMSP pursuant to which the Registrant exercised its right to put certain illiquid investments to GMSP for $2,087,354.27 pursuant to Section 6.9 of the Securities Purchase Agreement dated February 26, 2001 between the Registrant and GMSP, as amended [Exhibit 10.24, Form 8-K/A dated February 27, 2002].

*10.18	Agreement of Sale and Purchase dated March 7, 2002 between General Agents Insurance Company of America, Inc. and Turonian Corp. [Exhibit 10.24, Form 10-K dated March 29, 2002].

*10.19	First Amendment to Investment Management Agreements dated August 9, 2002 among Goff Moore Strategic Partners, L.P., the Registrant, General Agents Insurance Company of America, Inc., MGA Insurance Company, Inc., GAINSCO County Mutual Insurance Company and Midwest Casualty Insurance Company [Exhibit 10.25, Form 10-Q dated August 14, 2002].

*10.20	Acquisition Agreement dated August 12, 2002 among the Registrant, GAINSCO Service Corp., GAINSCO County Mutual Insurance Company, Berkeley Management Corporation and Liberty Mutual Insurance Company [Exhibit 10.26, Form 10-Q dated August 14, 2002].

*10.21	Commercial Lease Agreement dated July 31, 2002 between JaGee Real Properties, L.P. and General Agents Insurance Company of America, Inc. [Exhibit 10.27, Form 10-Q dated August 14, 2002].

*10.22	Form of Executive Severance Agreement between GAINSCO Service Corp. and each of Richard M. Buxton and Daniel J. Coots [Exhibit 10.28, Form 10-Q dated August 14, 2002].

*10.23	Representative Forms of Retention Incentive Agreement [Exhibit 10.30, Form 10-Q dated August 14, 2002].

*10.24	Acquisition Agreement dated August 12, 2002 among the Registrant, GAINSCO Service Corp., Berkeley Management Corporation, Liberty Mutual Insurance Company, and GAINSCO County Mutual Insurance Company and Amendment to Acquisition Agreement dated December 2, 2002 among the Registrant, GAINSCO Service Corp., Berkeley Management Corporation, Liberty Mutual Insurance Company, and GAINSCO County Mutual Insurance Company [Exhibit 10.26, Form 10-Q dated August 14, 2002 and Exhibit 10.32, Form 8-K filed December 5, 2002].

*10.25	Office Lease dated August 19, 2002 between Crescent Real Estate Funding X, L.P. and the Registrant [Exhibit 10.31, Form 10-Q dated November 14, 2002].

*10.26	Separation Agreement and Release dated December 17, 2002 between McRae B. Johnston and MGA Insurance Company, Inc.; Separation Agreement and Release dated December 17, 2002 among McRae B. Johnston, Registrant, National Specialty Lines, Inc., Lalande Financial Group, Inc., DLT Insurance Adjusters, Inc. and Midwest Casualty Insurance Company; Consulting Agreement dated December 17, 2002 between McRae B. Johnston and MGA Insurance Company, Inc.; and Form of Separation Agreement and Release entered into as of March 1, 2003 between McRae B. Johnston and MGA Insurance Company, Inc. [Exhibit 10.33, Form 8-K filed December 17, 2002; Exhibit 10.34, Form 8-K filed December 17, 2002; Exhibit 10.35, Form 8-K filed December 17, 2002; and Exhibit 10.36, Form 8-K filed December 17, 2002].

*10.27	Executive Severance Agreement dated May 8, 2003 among Michael Johnston, Registrant, National Specialty Lines, Inc., Lalande Financial Group, Inc., DLT Insurance Adjusters, Inc. and MGA Insurance Company, Inc. [Exhibit 10.33, Form 10-Q filed August 14, 2003].

*10.28	Securities Exchange Agreement dated as of August 27, 2004 between Registrant and Goff Moore Strategic Partners, L.P. (“GMSP”) (including as exhibits the following: Exhibit “A” — Form of Second Amendment to Series B Common Stock Purchase Warrant between Registrant and GMSP); and Exhibit “B” — Form of Articles of Amendment to the Statement of Resolution Establishing and Designating the Series A Convertible Preferred Stock of Registrant) [Exhibit 10.1, Form 8-K filed August 30, 2004].

*10.29	Stock Investment Agreement dated as of August 27, 2004 between Registrant and Robert W. Stallings [Exhibit 10.2, Form 8-K filed August 30, 2004].

*10.30	Stock Investment Agreement dated as of August 27, 2004 between Registrant and First Western Capital, LLC [Exhibit 10.3, Form 8-K filed August 30, 2004].

*10.31	Letter agreement dated as of August 27, 2004 between Registrant and James R. Reis [Exhibit 10.4, Form 8-K filed August 30, 2004].

*10.32	Employment Agreement dated as of August 27, 2004 between Registrant and Robert W. Stallings [Exhibit 10.5, Form 8-K filed August 30, 2004].

*10.33	Employment Agreement dated as of August 27, 2004 between Registrant and James R. Reis [Exhibit 10.6, Form 8-K filed August 30, 2004].

*10.34	Waiver and First Amendment to Employment Agreement dated as of August 27, 2004 between Registrant and Glenn W. Anderson [Exhibit 10.7, Form 8-K filed August 30, 2004].

*10.35	Change in Control Agreement dated as of August 27, 2004 between Registrant and Glenn W. Anderson [Exhibit 10.8, Form 8-K filed August 30, 2004].

*10.36	Agreement dated as of October 4, 2004 among Registrant, GMSP, Robert W. Stallings, First Western Capital, LLC, James R. Reis and Glenn W. Anderson [Exhibit 10.9, Form 8-K filed October 4, 2004].

11.1	Statement regarding Computation of Per Share Earnings (the required information is included in Note 1(e) of Notes to Consolidated Financial Statements included in this Report and no separate statements is, or is required to be, filed as an Exhibit).

15.1	Awareness Letter of KPMG LLP. (1)

31.1	Section 302 Certification – Chief Executive Officer. (1)

31.2	Section 302 Certification – Chief Financial Officer. (1)

32.1	Certificate Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes- Oxley Act of 2002 – Chief Executive Officer. (2)

32.2	Certificate Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes- Oxley Act of 2002 – Chief Financial Officer. (2)

99.1	Press Release dated November 11, 2004. (2)

*	Exhibit has previously been filed with the Commission as an exhibit in the filing designated in brackets and is incorporated herein by this reference. Registrant’s file number for reports filed under the Securities Exchange Act of 1934 is 1-9828.

(1)	Filed herewith.

(2)	Furnished (but not filed) herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the Registrant as well as in his capacity as Chief Financial Officer.

GAINSCO, INC.

Date: November 15, 2004	By:	/s/ Daniel J. Coots

Daniel J. Coots
Senior Vice President, Treasurer and
Chief Financial Officer

INDEX OF EXHIBITS

Exhibit No.	Description
*3.1	Restated Articles of Incorporation of Registrant as filed with the Secretary of State of Texas on July 24, 1986 [Exhibit 3.1, filed in Registration Statement No. 33-7846 on Form S-1, effective November 6, 1986].

*3.2	Articles of Amendment to the Articles of Incorporation as filed with the Secretary of State of Texas on June 10, 1988 [Exhibit 3.2, filed in Registration Statement No. 33-25226 on Form S-1, effective November 14, 1988].

*3.3	Articles of Amendment to Articles of Incorporation as filed with the Secretary of State of Texas on August 13, 1993 [Exhibit 3.6, Form 10-K dated March 25, 1994].

*3.4	Statement of Resolution Establishing and Designating Series A Convertible Preferred Stock of Registrant as filed with the Secretary of State of the State of Texas on October 1, 1999 [Exhibit 99.18, Form 8-K dated June 29, 1999].

*3.5	Bylaws of Registrant as amended through September 6, 2001. [Exhibit 3.5, Form 8-K dated August 31, 2001].

*3.6	Statement of Resolution Establishing and Designating Series B Convertible Redeemable Preferred Stock of Registrant as filed with the Secretary of State of the State of Texas on March 22, 2001. [Exhibit 99.19, Form 8-K/A dated March 30, 2001].

*3.7	Statement of Resolution Establishing and Designating Series C Redeemable Preferred Stock of Registrant as filed with the Secretary of State of the State of Texas on March 22, 2001. [Exhibit 99.20, Form 8-K/A dated March 30, 2001].

*4.1	Form of Common Stock Certificate [Exhibit 4.6, Form 10-K dated March 28, 1997].

*4.2	Agreement dated August 26, 1994 appointing Continental Stock Transfer & Trust Company transfer agent and registrar [Exhibit 10.28, Form 10-K dated March 30, 1995].

*10.1	1990 Stock Option Plan of the Registrant [Exhibit 10.16, Form 10-K dated March 22, 1991].

*10.2	1995 Stock Option Plan of the Registrant [Exhibit 10.31, Form 10-K dated March 28, 1996].

*10.3	1998 Long Term Incentive Plan of the Registrant [Exhibit 99.8, Form 10-Q dated August 10, 1998].

*10.4	Forms of Change of Control Agreements [Exhibit 10.4, Form 10-K dated March 29, 2002].

Exhibit No.	Description
*10.5	Employment Agreement dated April 25, 1998 between Glenn W. Anderson and the Registrant [Exhibit 99.5, Form 10-Q/A dated June 16, 1998].

*10.6	Change of Control Agreement for Glenn W. Anderson [Exhibit 99.7, Form 10-Q/A dated June 16, 1998].

*10.7	Replacement Non-Qualified Stock Option Agreement dated July 24, 1998 between Glenn W. Anderson and the Registrant [Exhibit 99.6, Form 10-Q dated August 10, 1998].

*10.8	Securities Purchase Agreement dated as of June 29, 1999 between Registrant and Goff Moore Strategic Partners, L.P. (“GMSP”) and related Series A Common Stock Purchase Warrant and Series B Common Stock Purchase Warrant [Exhibit 2.1, Form 8-K dated June 29, 1999; Exhibits 99.19 and 99.20, Form 8-K dated October 4, 1999].

*10.9	Investment Management Agreements dated October 4, 1999 between GMSP and each of Registrant, General Agents Insurance Company of America, Inc., MGA Insurance Company, Inc. and GAINSCO County Mutual Insurance Company; and Investment Management Agreement dated January 6, 2000 between GMSP and Midwest Casualty Insurance Company. [Exhibit 10.11, Form 10-K dated March 30, 2000].

*10.10	Stock Purchase Agreements dated August 17, 1998 with Carlos de la Torre, McRae B. Johnston, Michael S. Johnston and Ralph Mayoral relating to acquisition by Registrant of Lalande Group and related employment agreements with them [Exhibits 99.6 to 99.13, Form 8-K dated August 26, 1998].

*10.11	Stock Purchase Agreement dated as of November 17, 1999 among Registrant, Tri-State, Ltd., Herbert A. Hill and Alan E. Heidt and related Pledge Agreement dated as of January 7, 2000 executed by the Registrant in favor of Bank One, NA and Unlimited Guaranty dated as of January 7, 2000 executed by Tri-State, Ltd. in favor of Bank One, N.A. [Exhibit 10.14, Form 10-K dated March 30, 2000].

*10.12	First Amendment to Stock Purchase Agreement dated May 16, 2000 among Registrant, Tri-State, Ltd., Herbert A. Hill and Alan E. Heidt [Exhibit 10.14, Form 10-Q dated August 11, 2000].

*10.13	GAINSCO, INC. 401(k) Plan and related Adoption Agreement [Exhibit 10.14 to Form 10-Q filed November 14, 2003].

Exhibit No.	Description
*10.14	Securities Purchase Agreement dated as of February 26, 2001 between Registrant and GMSP (including exhibits) and related First Amendment to Securities Purchase Agreement, letter regarding redemption of Registrant’s outstanding Series A Convertible Preferred Stock, First Amendment to Series A Common Stock Purchase Warrant, and First Amendment to Series B Common Stock Purchase Warrant [Exhibit 2.1, Form 8-K dated March 2, 2001; Exhibits 2.2, 2.8, 99.21 and 99.22, Form 8-K/A dated March 30, 2001].

*10.15	Securities Purchase Agreement dated as of February 26, 2001 between Registrant and Robert W. Stallings (“Stallings”) (including exhibits) and related First Amendment to Securities Purchase Agreement, Assignment and Assumption Agreement between Stallings and ING Pilgrim Capital Corporation, LLC, Amendment to Assignment and Assumption Agreement, letter dated March 23, 2001 from Stallings to Registrant, and Common Stock Purchase Warrant [Exhibit 2.2, Form 8-K dated March 2, 2001; Exhibits 2.4 to 2.7 and 99.23, Form 8-K/A dated March 30, 2001].

*10.16	Consulting Agreement dated as of February 26, 2001 between Registrant and Stallings [Exhibit 99.15, Form 8-K dated March 2, 2001].

*10.17	Letter agreement dated February 27, 2002 between the Registrant and GMSP pursuant to which the Registrant exercised its right to put certain illiquid investments to GMSP for $2,087,354.27 pursuant to Section 6.9 of the Securities Purchase Agreement dated February 26, 2001 between the Registrant and GMSP, as amended [Exhibit 10.24, Form 8-K/A dated February 27, 2002].

*10.18	Agreement of Sale and Purchase dated March 7, 2002 between General Agents Insurance Company of America, Inc. and Turonian Corp. [Exhibit 10.24, Form 10-K dated March 29, 2002].

*10.19	First Amendment to Investment Management Agreements dated August 9, 2002 among Goff Moore Strategic Partners, L.P., the Registrant, General Agents Insurance Company of America, Inc., MGA Insurance Company, Inc., GAINSCO County Mutual Insurance Company and Midwest Casualty Insurance Company [Exhibit 10.25, Form 10-Q dated August 14, 2002].

*10.20	Acquisition Agreement dated August 12, 2002 among the Registrant, GAINSCO Service Corp., GAINSCO County Mutual Insurance Company, Berkeley Management Corporation and Liberty Mutual Insurance Company [Exhibit 10.26, Form 10-Q dated August 14, 2002].

*10.21	Commercial Lease Agreement dated July 31, 2002 between JaGee Real Properties, L.P. and General Agents Insurance Company of America, Inc. [Exhibit 10.27, Form 10-Q dated August 14, 2002].

Exhibit No.	Description
*10.22	Form of Executive Severance Agreement between GAINSCO Service Corp. and each of Richard M. Buxton and Daniel J. Coots [Exhibit 10.28, Form 10-Q dated August 14, 2002].

*10.23	Representative Forms of Retention Incentive Agreement [Exhibit 10.30, Form 10-Q dated August 14, 2002].

*10.24	Acquisition Agreement dated August 12, 2002 among the Registrant, GAINSCO Service Corp., Berkeley Management Corporation, Liberty Mutual Insurance Company, and GAINSCO County Mutual Insurance Company and Amendment to Acquisition Agreement dated December 2, 2002 among the Registrant, GAINSCO Service Corp., Berkeley Management Corporation, Liberty Mutual Insurance Company, and GAINSCO County Mutual Insurance Company [Exhibit 10.26, Form 10-Q dated August 14, 2002 and Exhibit 10.32, Form 8-K filed December 5, 2002].

*10.25	Office Lease dated August 19, 2002 between Crescent Real Estate Funding X, L.P. and the Registrant [Exhibit 10.31, Form 10-Q dated November 14, 2002].

*10.26	Separation Agreement and Release dated December 17, 2002 between McRae B. Johnston and MGA Insurance Company, Inc.; Separation Agreement and Release dated December 17, 2002 among McRae B. Johnston, Registrant, National Specialty Lines, Inc., Lalande Financial Group, Inc., DLT Insurance Adjusters, Inc. and Midwest Casualty Insurance Company; Consulting Agreement dated December 17, 2002 between McRae B. Johnston and MGA Insurance Company, Inc.; and Form of Separation Agreement and Release entered into as of March 1, 2003 between McRae B. Johnston and MGA Insurance Company, Inc. [Exhibit 10.33, Form 8-K filed December 17, 2002; Exhibit 10.34, Form 8-K filed December 17, 2002; Exhibit 10.35, Form 8-K filed December 17, 2002; and Exhibit 10.36, Form 8-K filed December 17, 2002].

*10.27	Executive Severance Agreement dated May 8, 2003 among Michael Johnston, Registrant, National Specialty Lines, Inc., Lalande Financial Group, Inc., DLT Insurance Adjusters, Inc. and MGA Insurance Company, Inc. [Exhibit 10.33, Form 10-Q filed August 14, 2003].

*10.28	Securities Exchange Agreement dated as of August 27, 2004 between Registrant and Goff Moore Strategic Partners, L.P. (“GMSP”) (including as exhibits the following: Exhibit “A” — Form of Second Amendment to Series B Common Stock Purchase Warrant between Registrant and GMSP); and Exhibit “B” — Form of Articles of Amendment to the Statement of Resolution Establishing and Designating the Series A Convertible Preferred Stock of Registrant) [Exhibit 10.1, Form 8-K filed August 30, 2004].

*10.29	Stock Investment Agreement dated as of August 27, 2004 between Registrant and Robert W. Stallings [Exhibit 10.2, Form 8-K filed August 30, 2004].

*10.30	Stock Investment Agreement dated as of August 27, 2004 between Registrant and First Western Capital, LLC [Exhibit 10.3, Form 8-K filed August 30, 2004].

*10.31	Letter agreement dated as of August 27, 2004 between Registrant and James R. Reis [Exhibit 10.4, Form 8-K filed August 30, 2004].

*10.32	Employment Agreement dated as of August 27, 2004 between Registrant and Robert W. Stallings [Exhibit 10.5, Form 8-K filed August 30, 2004].

*10.33	Employment Agreement dated as of August 27, 2004 between Registrant and James R. Reis [Exhibit 10.6, Form 8-K filed August 30, 2004].

*10.34	Waiver and First Amendment to Employment Agreement dated as of August 27, 2004 between Registrant and Glenn W. Anderson [Exhibit 10.7, Form 8-K filed August 30, 2004].

*10.35	Change in Control Agreement dated as of August 27, 2004 between Registrant and Glenn W. Anderson [Exhibit 10.8, Form 8-K filed August 30, 2004].

*10.36	Agreement dated as of October 4, 2004 among Registrant, GMSP, Robert W. Stallings, First Western Capital, LLC, James R. Reis and Glenn W. Anderson [Exhibit 10.9, Form 8-K filed October 4, 2004].

11.1	Statement regarding Computation of Per Share Earnings (the required information is included in Note 1(e) of Notes to Consolidated Financial Statements included in this Report and no separate statements is, or is required to be, filed as an Exhibit).

15.1	Awareness Letter of KPMG LLP. (1)

31.1	Section 302 Certification — Chief Executive Officer. (1)

31.2	Section 302 Certification — Chief Financial Officer. (1)

Exhibit No.	Description
32.1	Certificate Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer. (2)

32.2	Certificate Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer. (2)

99.1	Press Release dated November 11, 2004. (2)

*	Exhibit has previously been filed with the Commission as an exhibit in the filing designated in brackets and is incorporated herein by this reference. Registrant’s file number for reports filed under the Securities Exchange Act of 1934 is 1-9828.

(1)	Filed herewith.

(2)	Furnished (but not filed) herewith.