Form 10-K
period 2004-12-31
GAINSCO INC
filed 2005-03-30
CIK 786344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.
20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15 (d) of
The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004	Commission file number 1-9828

GAINSCO, INC.

(Exact name of registrant as specified in its charter)

TEXAS (State of Incorporation)	75-1617013 (IRS Employer Identification No.)

1445 Ross Ave., Suite 5300 Dallas, Texas (Address of principal executive offices)	75202 (Zip Code)

Registrant’s telephone number, including area code	(214) 647-0415

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($.10 par value)	OTC Bulletin Board

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☐ No ☑

The aggregate market value of the registrant’s Common Stock ($.10 par value), the registrant’s only class of voting or non-voting common equity stock, held by non-affiliates of the registrant (19,289,597 shares) as of the close of the business on June 30, 2004 was $13,502,718 (based on the closing sale price of $0.70 per share on that date on the OTC Bulletin Board).

As of March 25, 2005, there were 61,084,960 shares of the registrant’s Common Stock ($.10 par value) outstanding.

Incorporation by Reference

Portions of the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held on May 11, 2005 are incorporated by reference herein in response to Items 10, 11, 12, 13 and 14 of Part III of Form 10-K.

(i)

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

     The Company is a property and casualty insurance company concentrating its efforts on the nonstandard personal automobile market as it continues to exit from the commercial insurance business. The Company’s insurance operations for 2004 were conducted through two insurance companies: General Agents Insurance Company of America, Inc. (“General Agents”), an Oklahoma corporation, and MGA Insurance Company, Inc. (“MGA”), a Texas corporation.

     At December 31, 2004 the Company was approved to write insurance in 39 states and the District of Columbia on a non-admitted basis and in 44 states and the District of Columbia on an admitted basis. The Company markets its nonstandard personal auto line of insurance on an admitted basis through over 1,800 non-affiliated retail agencies in Arizona, Florida, Nevada and Texas and through a non-affiliated general agency in California. Approximately 90% of the Company’s gross premiums written during 2004 resulted from risks located in Florida.

     The Company’s only line of insurance currently being written is nonstandard personal auto and it is written on classes of risks which are not generally insured by many of the standard companies. The strategy of the Company is to identify various classes of risks where it can price its coverages profitably and competitively. For a description of the product lines presently written by the Company, see “Product Lines.” The Company sets its premiums by applying judgment after consideration of statistical analysis, the risks involved and the competition.

Recent Developments

Nonstandard Personal Auto Line

     The Company only writes nonstandard personal auto insurance and has no plans to write any other lines of insurance. This business has been profitable in recent periods, due in large part to favorable market conditions. The Company’s current vision is to grow that business strategically to establish a broader, more geographically diversified earnings base by expanding into new states and markets to achieve growth with diversification of risk.

     During its recent transition period, (described below under “2005 Recapitalization”), the Company limited its growth by maintaining a ratio of net premiums written to surplus (“leverage”) of approximately 1 to 1, which is below the level at which some competitors operate. The recently completed capital restructuring (discussed in detail below) has permitted management to change its focus to seek opportunities to grow premiums written while diversifying risk.

     The Company limited its business to Florida until the fourth quarter of 2003, when it began writing policies in Texas. In 2004, the Company began writing policies in Arizona and Nevada and initiated a California program with a non-affiliated managing general agency as well. The Company experienced significant growth in premiums written during the first two months of 2005, and management currently expects continuing growth in premiums written and an increase in the Company’s leverage. Significant growth could enable the Company to increase its profitability, if it is able to achieve that growth with favorable profit margins, but it also has the potential to cause material and adverse effects on the Company’s financial condition and results if not profitably written.

     This growth strategy necessarily entails increased operational risks and other challenges that are greater than and different from those to which the Company has previously been subject in writing nonstandard personal automobile insurance. These new risks and challenges include, but are not limited to, the following:

•	competitive conditions for the Company’s product have intensified recently, and further pressures on pricing are anticipated;

•	generally, new business initially produces higher loss ratios than more seasoned in-force business, and this factor could be magnified to the extent that the Company enters multiple new states and market areas within a short period of time. Furthermore, it amplifies the importance of the Company’s ability to assess any new trends accurately and respond effectively;

•	pricing decisions in new states and markets, involving different claims environments, distribution sources and customer demographics, will be made without the same level of experience and data that is available in existing markets;

•	the Company’s expected growth will require additional personnel resources (including management personnel), relationships with agents and vendors with whom the Company has not previously done business, and additional dependence on operating systems and technology. The Company will face substantial challenges in maintaining adequate customer service and retaining business, particularly because of the additional complexity of operating in multiple states and time zones; and

•	if the Company grows significantly or if adverse underwriting results occur, additional capital may be required, and such capital may not be available on favorable or acceptable terms. The ability of the Company to maintain sufficient capital and perform successfully will be important factors in determinations of its A. M. Best rating, and that rating could have a significant influence on its marketing initiatives.

     The Company’s ability to manage the foregoing risks and challenges, as well as potentially declining market conditions and possible unforeseen developments affecting its business, will determine in large part whether the Company’s strategy for profitable growth can be implemented successfully. There is no assurance that the Company will be able to achieve the objectives of its growth strategy.

2005 Recapitalization

     Introduction. On January 21, 2005, the Company consummated a recapitalization pursuant to agreements that it entered into on August 27, 2004 and that were approved by GNAC’s shareholders on January 18, 2005. The agreements were with Goff Moore Strategic Partners, L.P. (“GMSP”), then holder of the Company’s Series A and Series C Preferred Stock and approximately 5% of the outstanding Common Stock; Robert W. Stallings, the Chairman of the Board and then holder of the Company’s Series B Preferred Stock; and First Western Capital, LLC, a limited liability company (“First Western”) owned by James R. Reis. The recapitalization substantially reduced, as well as extended, the Company’s existing Preferred Stock redemption obligations and resulted in cash proceeds to the Company of approximately $8.7 million (before an estimated $2.2 million in transaction costs and approximately $3.4 million used to redeem the Series C Preferred Stock). The events leading up to, and the transactions constituting, the recapitalization are described below.

     1999 GMSP Transaction. On October 4, 1999 and in conclusion of a strategic alternatives review process that the Board of Directors initiated in 1998 to seek out additional ways to maximize shareholder value (including the possible sale of the Company), the Company sold to GMSP, for an aggregate purchase price of $31,620,000, (i) 31,620 shares of Series A Preferred Stock (stated value $1,000 per share), which were convertible into 6,200,000 shares of Common Stock at a conversion price of $5.10 per share (subject to adjustment for certain events), (ii) the Series A Warrant (which expired unexercised on October 4, 2004) to purchase an aggregate of 1,550,000 shares of Common Stock at an exercise price of $6.375 per share and (iii) the Series B Warrant expiring October 4, 2006 to purchase an aggregate of 1,550,000 shares of Common Stock at an exercise of $8.50 per share. At closing, the Company and its insurance company subsidiaries entered into investment management agreements with GMSP, pursuant to which GMSP managed their respective investment portfolios. In the securities purchase agreement entered into between GMSP and the Company for the 1999 GMSP transaction, the Company agreed to nominate John C. Goff and another individual selected by GMSP, and to use its best efforts to cause them to be elected to the Board.

     Background of 2001 Transactions with GMSP and Mr. Stallings. In early 2001 it became apparent to management that the Company’s insurance company subsidiaries had suffered more unexpected severe claims development in the fourth quarter of 2000 than originally thought, largely due to runoff from the commercial trucking lines that the Company announced on November 9, 2000 that it had determined to cease writing. As a result the Company was not in compliance with two covenants in its bank credit agreement, and, if the situation were not quickly addressed through the raising of additional equity capital, the Company faced the possibility of a qualified opinion from its auditors on the year ended December 31, 2000 and a downgrade of its A.M. Best rating, which at the time was A-. Under these circumstances the Company approached GMSP for financial assistance. GMSP in turn introduced the Company to Mr. Stallings with whom GMSP has previously had a successful relationship through its investment in Pilgrim Capital Corporation.

     To evaluate the proposals and negotiate with GMSP and Mr. Stallings, the Board appointed a Special Committee of disinterested, independent directors. The Special Committee considered with its financial advisor the alternatives that might be available to the Company, and ultimately the Special Committee concluded that the alternatives most likely to succeed within the short time available would be transactions with GMSP and Mr. Stallings. GMSP’s willingness to invest additional capital in the Company at this critical time was among other things conditioned upon the Company’s agreeing to redeem the Series A Preferred Stock on January 1, 2006.

     2001 GMSP Transaction. On March 23, 2001, the Company consummated another transaction with GMSP pursuant to which, among other things, the Company issued 3,000 shares of its newly created Series C Preferred Stock (stated value of $1,000 per share) to GMSP in exchange for an aggregate purchase price of $3 million in cash. The annual dividend rate on the Series C Preferred Stock was 10% until March 23, 2004 and 20% thereafter. The Series C Preferred Stock was redeemable at the Company’s option after March 23, 2006 and at GMSP’s option after March 23, 2007 at a price of $1,000 per share plus accrued and unpaid dividends. The Series C Preferred Stock was not convertible into Common Stock.

     The agreement with GMSP in connection with the 2001 GMSP transaction was conditioned upon the following changes in the securities acquired by GMSP in the 1999 transaction: (i) the exercise prices of the Series A Warrant and the Series B Warrant held by GMSP were reduced to $2.25 per share and $2.5875 per share, respectively (each of these warrants provided for the purchase of 1,550,000 shares of Common Stock); and (ii) the Series A Preferred Stock was called for redemption by the Company so that on January 1, 2006 the Company would have become obligated to pay $1,000 per share for 31,620 shares ($31.6 million) to the holder to the extent that it could legally do so and, to the extent it could do so, the Company was obligated to pay quarterly an amount equal to 8% interest per annum on any unpaid balance.

     The 2001 agreement with GMSP also provided an opportunity to convert the Company’s illiquid investments with a cost of $4.2 million to cash as of November 2002. In February 2002 and with GMSP’s consent, the Company exercised its option to require GMSP purchase the illiquid investments for approximately $2.1 million.

     2001 Transactions with Robert W. Stallings On March 23, 2001, the Company sold to Robert W. Stallings for $3 million in cash 3,000 shares of its newly created Series B Preferred Stock (stated value of $1,000 per share) and a warrant expiring March 23, 2006 to purchase an aggregate of 1,050,000 shares of Common Stock at $2.25 per share. The annual dividend provisions and the redemption provisions of the Series B Preferred Stock are the same as those for the Series C Preferred Stock. The Series B Preferred Stock was convertible into 1,333,333 shares of

Common Stock at $2.25 per share. Mr. Stallings also entered into a consulting agreement pursuant to which he provided consulting services to the Company’s insurance subsidiaries for $300,000 per annum. In the securities purchase agreement entered into between Mr. Stallings and the Company for this transaction, the Company agreed to nominate Mr. Stallings, and use its best efforts to cause him to be elected to the Board.

     Preferred Stock in Relation to Capital Base. At December 31, 2004, the capital base (total assets less total liabilities) of the Company was $46,546,545 and consisted of Shareholders’ Equity of $12,854,545 and three series of Redeemable Preferred Stock (the Series A Preferred Stock, the Series B Preferred Stock and the Series C Preferred Stock), which were classified as mezzanine financing in the aggregate amount of $33,692,000. At December 31, 2004, there was $3,928,000 of unaccreted discount on Redeemable Preferred Stock that remained in Shareholders’ Equity. At December 31, 2004, the per common share Shareholders’ Equity was approximately $0.61, including unaccreted discount on Redeemable Preferred Stock of $0.19; less such unaccreted discount, the per common share Shareholders’ Equity was approximately $0.42 per common share. The aggregate redemption value at December 31, 2004 of the Preferred Stock was $37,620,000 stated value.

     Obligation to Redeem Series A Preferred Stock on January 1, 2006. On March 23, 2001, in satisfaction of a condition to the closing of the sale of $3,000,000 of Series C Preferred Stock to GMSP, the Company called the Series A Preferred Stock for redemption so that on January 1, 2006 the Company would be obligated to pay $31,620,000 to GMSP, subject to certain conditions. To the extent that the Company was restricted from redeeming the Series A Preferred Stock because of the conditions, the Company would be obligated to pay quarterly an amount equal to 8% interest per annum on any unpaid balance.

     Obligation to Redeem Series B and Series C Preferred Stock on March 23, 2007. The Series B and Series C Preferred Stock would become redeemable at the option of the holders commencing March 23, 2007 for the aggregate liquidation amount of $6,000,000 plus accrued dividends, subject to conditions similar to those conditions on the Company’s obligation to redeem the Series A Preferred Stock.

     Background of the Recapitalization. On May 19, 2003 the Board appointed a Special Committee of disinterested, independent directors which was authorized to review any proposal submitted for any investment in a business venture by the Company in which any holder of Preferred Stock or other affiliate was a co-investor or otherwise financially interested. At the time the Company was considering entering the financial services business by acquiring a company already in that business. Since the Company did not have the necessary capital for such a transaction, the Company considered obtaining the necessary capital by entering into a joint arrangement with the holders of its Preferred Stock who could have provided necessary capital. Negotiations for such a transaction never developed to the point that management brought it to the Special Committee for its consideration.

     On November 17, 2003 the Board discussed how the writing of additional private passenger automobile insurance policies to provide the possibility of expanded premium and investment income would require the commitment of additional capital in the insurance subsidiaries, but that the taking of dividends out of the insurance company subsidiaries to satisfy dividend obligations to the Preferred Stock would limit these growth opportunities. There was also discussed an opportunity to enter into a potentially long-term exclusive relationship with a general agency in another state that, if it could be properly arranged and executed, possibly could lead to significant growth in premiums written. The Board then discussed the possibility of recapitalizing some or all of the Series A, B and C Preferred Stock in order to ease pressures on the Company’s capital structure and its A.M. Best rating. See “A.M. Best Rating” below. At this Board meeting the mandate of the Special Committee was expanded to authorize and empower the Special Committee to review and evaluate any recapitalization proposal made by any holder of Preferred Stock or other affiliate, and to take all action that in its judgment may be necessary or appropriate in order to evaluate, negotiate, approve or reject any transaction arising out of any such recapitalization proposal. The Special Committee was also granted the authority to engage such investment bankers, counsel and other advisors necessary to help the Special Committee evaluate any recapitalization proposal. The membership of the Compensation Committee and the Special Committee overlapped and, when it became apparent that the recapitalization would require arrangements for the compensation of individual officers and directors, the Special Committee began to meet with the Compensation Committee. On August 27, 2004 after 44 meetings, often with its counsel and financial advisors, the Special Committee approved the recapitalization agreements which are described below, and the Compensation Committee approved the related employment arrangements. The Special Committee received a fairness opinion from an independent investment banking firm to the effect that the consideration to be received by the Company in the recapitalization was fair, from a financial point of view, to the holders of the Common Stock other than those affiliated with GMSP, First Western and Mr. Stallings. Later on August 27, 2004 the full Board met and approved the recapitalization agreements and related employment agreements, in each case subject to shareholder approval.

     Recapitalization Transactions. In the recapitalization which closed on January 21, 2005, of the 31,620 shares of Series A Preferred Stock held by GMSP and called in 2001 for redemption on January 1, 2006 at a redemption price of approximately $31.6 million, 13,500 shares (redemption value of $13.5 million) were exchanged for 19,125,612 shares of Common Stock. The remaining 18,120 shares of Series A Preferred Stock (which had been called for redemption in 2006 and have a redemption value of approximately $18.1 million) became redeemable at the option of the holders on January 1, 2011, and became entitled to receive cash dividends at the rate of 6% per annum until January 1, 2006 and 10% per annum thereafter until redemption. Those remaining 18,120 shares of Series A Preferred Stock remain convertible into 3,552,941 shares of Common Stock at $5.10 per share, continue to be entitled to vote on an as-converted basis, and remain redeemable at the option of the Company commencing June 30, 2005 at a price equal to stated value plus accrued dividends. The Company received an option to purchase all of the Series C Preferred Stock from GMSP, which the Company exercised on January 21, 2005 as part of the recapitalization for approximately $3.4 million from the proceeds of the sale of Common Stock in the recapitalization. The expiration date of GMSP’s Series B Warrant to purchase 1,550,000 shares of Common Stock for $2.5875 per share was extended to January 1, 2011. The investment management agreements of the Company and its insurance company subsidiaries with GMSP were terminated, as were the agreements entered into between the Company and GMSP in connection with their 1999 and 2001 transactions.

     Also as part of the recapitalization, (i) Mr. Stallings acquired 13,459,741 shares of Common Stock in exchange for $4,629,042 cash, his 3,000 shares of outstanding Series B Preferred Stock and his warrant expiring March 23, 2006 to purchase 1,050,000 shares of Common Stock for $2.25 per share, and (ii) First Western acquired 6,729,871 shares of Common Stock in exchange for $4,037,922 in cash. The purchase price of these shares was $0.60 per share.

     As a result of the recapitalization, the number of shares of Common Stock outstanding increased from 21,169,736 previously to 61,084,960 after closing of the recapitalization. GMSP now owns approximately 33% of the outstanding Common Stock, Mr. Stallings owns approximately 22% and First Western owns approximately 11%.

     In conjunction with the recapitalization, Mr. Stallings became executive Chairman of the Board of the Company, and Mr. Reis became Executive Vice President of the Company with responsibility for risk management. Mr. Stallings’ agreements entered into with the Company in the 2001 transactions were terminated, as was First Western’s consulting agreement with a subsidiary of the Company. Mr. Anderson remains as the Company’s President and Chief Executive Officer.

     The recapitalization agreements with GMSP, First Western and Mr. Stallings provide that, at least until January 21, 2007, the Company will (i) continue to be registered under Section 12(g) of the Securities Exchange Act of 1934 and file reports on Forms 10-K, 10-Q and 8-K (or their equivalents) and proxy statements with the Securities and Exchange Commission and (ii) observe and comply with many of the corporate governance rules promulgated by the New York Stock Exchange (even though the Common Stock is not listed there).

     In its recapitalization agreement, GMSP further agreed that at least until January 21, 2007, it would not purchase or otherwise acquire additional shares of Common Stock if thereafter it would beneficially own more than 37.5% of the voting stock (excluding the shares of Series A Preferred Stock entitled to vote on matters submitted to the holders of Common Stock) and that GMSP would not be deemed collectively to own more than 37.5% of the voting stock solely by reason of the acquisition of Common Stock (i) by Mr. Goff pursuant to any existing or future Company incentive stock plans or (ii) pursuant to the conversion of shares of Series A Preferred Stock or the exercise of the Series B Warrant. Additionally, GMSP agreed that during this two year period it would vote the shares of Series A Preferred Stock in respect of each matter submitted to the holders of the Common Stock in proportion to the vote of all shares of Common Stock voted on such matter such that the vote of the shares of Series A Preferred Stock will have no effect on the outcome of any proposal submitted to the holders of the Common Stock. During this two-year period GMSP also is entitled to designate Mr. Goff to serve on the Board for so long as GMSP beneficially owns at least 20% of the voting stock.

     The recapitalization agreements with First Western and Mr. Stallings provide that, at least until January 21, 2007, neither of them will purchase or otherwise acquire additional shares of Common Stock if thereafter they would together beneficially own more than 37.5% of the voting stock (provided that they will not be deemed collectively to own more than 37.5% of the voting stock solely by reason of the acquisition of Common Stock by Messrs. Reis and Stallings pursuant to any of the existing or future incentive stock plans). Mr. Stalling’s recapitalization agreement provides that he shall be nominated to the Board for two years after closing and for so long thereafter as he beneficially owns at least 20% of the Common Stock. First Western’s recapitalization agreement provides that during this two year period and for so long thereafter as it owns at least 10% of the voting stock and in the event Mr. Stallings ceases to be a director, First Western may designate another individual (including Mr. Reis) to serve on the Board.

Net Operating Loss Carryforwards

     As a result of losses in prior years, as of December 31, 2004 the Company has net operating loss carryforwards for tax purposes aggregating $72,200,837. These net operating loss carryforwards of $1,124,708, $22,806,147, $33,950,174, $13,686,532 and $633,276, if not utilized, will expire in 2018, 2020, 2021, 2022 and 2023, respectively. The tax benefit of the net operating loss carryforwards is $24,548,285, which is calculated by applying the Federal statutory income tax rate of 34% against the net operating loss carryforwards of $72,200,837.

     In certain circumstances, Section 382 of the Internal Revenue Code may apply to materially limit the amount of the Company’s taxable income that may be offset in a tax year by the Company’s net operating losses carried forward from prior years (the “§ 382 Limitation”). The annual § 382 Limitation generally is an amount equal to the value of the Company (immediately before an “ownership change”) multiplied by the long-term tax-exempt rate for the month in which the change occurs (e.g., 4.27% if the ownership change occurred in March 2005). This annual limitation would apply to all years to which the net operating losses can be carried forward.

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

     In general, a 5% shareholder is any person who owns 5% or more of the stock (by value) of the Company at any time during the testing period. The determination of whether an ownership change has occurred is made by the Company as of each “testing date.” For this purpose, a testing date generally is triggered whenever there is an “owner shift” involving any change in the respective stock ownership of the Company and such change affects the percentage of stock owned (by value) by any person who is a 5% shareholder before or after such change. A testing date also may be triggered by the Company’s issuance of options in certain limited circumstances. Examples of owner shifts that may trigger testing dates include a purchase or disposition of Company stock by a 5% shareholder, an issuance, redemption or recapitalization of Company stock that affects the percentage of stock owned (by value) by a 5% shareholder, and certain corporate reorganizations that affect the percentage of stock owned (by value) by a 5% shareholder.

     The Company believes that the recapitalization transactions described elsewhere in this Report did not trigger a limitation on the Company’s ability to utilize its loss carryforwards for federal income tax purposes. The recapitalization transactions did, however, result in a substantial ownership shift. Future transactions in Company stock by the Company or others could affect the Company’s ability to utilize the net operating loss carryforwards.

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

Product Lines

     The Company’s principal products previously served certain nonstandard markets within the commercial lines and personal lines. On February 7, 2002, the Company announced its decision to discontinue writing commercial lines insurance business due to continued adverse claims development and unprofitable results. In the first quarter of 2002 nonstandard personal auto became the only line of insurance marketed by the Company. The following table sets forth for nonstandard personal auto and all of the remaining lines that are in runoff (“Runoff lines”) gross premiums written (before ceding any amounts to reinsurers), percentage of gross premiums written for the periods indicated and the number of policies in force at the end of each period.

			Years ended December 31
	2004		2003		2002
	(Dollar amounts in thousands)
Gross Premiums Written:
Nonstandard Personal Auto	$43,814	100%	$32,803	95%	$31,804	72%
Runoff Lines	12	—	1,791	5	12,419	28

	$43,826	100%	$34,594	100%	$44,223	100%

Policies in Force (End of Period)	32,466		21,937		26,074

Nonstandard Personal Auto The Company only writes in the nonstandard personal auto market. These risks are written with policy liability limits not in excess of $40,000. Severe weather conditions generally result in higher incidences of automobile accidents and increases in the number of claims filed as well as the compensation sought by claimants. Due to the geographic concentration of the Company’s insureds (particularly near coastlines), the Company could be exposed to disproportionately high losses related to individual hurricanes and other severe weather conditions.

Runoff Lines The Company announced on February 7, 2002 its decision to discontinue writing commercial lines insurance business due to continued adverse claims development and unprofitable results. The commercial lines of insurance previously written by the Company included:

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

Personal Lines

     The Company’s nonstandard personal auto business produced by National Specialty Lines, Inc. (“NSL”) and, prior to August 1, 2001, Tri-State or written on a direct basis through Midwest Casualty Insurance Company. For business produced by NSL with an effective date of April 1, 2000 through December 31, 2000, the Company has excess of loss reinsurance for 100% of claims in excess of $25,000 up to the $100,000 policy limits and quota share reinsurance for 20% of the first $25,000 of claims resulting in a maximum net claim retention per risk of $20,000. For business produced by NSL with an effective date of January 1, 2001 through December 31, 2001, the Company has excess of loss reinsurance for 100% of claims in excess of $25,000 up to the $100,000 policy limits and quota share reinsurance for 50% of the first $25,000 of claims resulting in a maximum net claim retention per risk of $12,500. For 2002 the Company wrote nonstandard personal auto policies with limits up to $25,000. In 2003 and 2004 nonstandard personal auto policy liability limits do not exceed $40,000.

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

Marketing and Distribution

     Certain coverages, such as auto liability, may only be written in some states by companies with the authority to write insurance on an admitted basis in such states. The Company currently is approved to write insurance on a non-admitted basis in 39 states and the District of Columbia and on an admitted basis in 44 states and the District of Columbia.

     The Company markets its nonstandard personal auto insurance through over 1,800 non-affiliated retail agencies and one general agency that are compensated on a commission basis. The agents may represent several insurance companies, some of which may compete with the Company.

     The Company utilizes the agency market because they are in direct contact with the insurance buyers. The Company requires that its agents have a specified level of errors and omissions insurance coverage.

     The Company has developed underwriting manuals to be used by its agents. The agents are authorized to bind the Company to provide insurance if the risks and terms involved in the particular coverage are within the underwriting guidelines set forth in the Company’s underwriting manuals.

     The Office of the New York Attorney General and other state attorneys general are investigating certain insurance industry practices. The New York Attorney General has filed a lawsuit against Marsh & McLennan Companies, Inc. and, in so doing, named various insurance companies who may have had involvement in the insurance industry practices in question. The Company was not named in this lawsuit, nor does the Company believe it is the target of any related investigation. The investigations appear to center around practices by which other insurance companies paid contingent compensation to insurance brokers based on the volume or profitability of the insurance placed with the insurance company for their clients, allegedly in violation of the brokers’ duty to act in the best interest of their clients rather than their own undisclosed pecuniary interest. The Company markets its nonstandard personal auto insurance principally through over 1,800 non-affiliated retail agencies that are compensated on a commission basis, which sometimes includes incentives based on the volume or profitability of the business produced, and generally does not write insurance through insurance brokers. These agencies generally owe their principal duties to the companies that they represent rather than to their retail customers. The Company believes that because it utilizes agents, rather than brokers, to market its policies, the Company will not be subject to these ongoing investigation. Management is monitoring the situation and, if necessary, intends to take appropriate action.

     To facilitate its expansion into new states, the Company intends to place an increased focus on marketing. See “Recent Developments – Nonstandard Personal Auto Line.”

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

     The process of establishing claims reserves is imprecise and reflects significant judgmental factors. In many liability cases, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured claim and the settlement of the claim. The actual emergence of claims and claim adjustment expenses may vary, perhaps materially, from the Company’s estimates thereof, because (a) estimates of claims and claim adjustment expense liabilities are subject to large potential errors of estimation as the ultimate disposition of claims incurred prior to the financial statement date, whether reported or not, is subject to the outcome of events that have not yet occurred (e.g., jury decisions, court interpretations, legislative changes (even after coverage is written and reserves are initially set) that broaden liability and policy definitions and increase the severity of claims obligations, subsequent damage to property, changes in the medical condition of claimants, public attitudes and social/economic conditions such as inflation), (b) estimates of losses do not make provision for extraordinary future emergence of new classes of losses or types of losses not sufficiently represented in the Company's historical data base or which are not yet quantifiable, and (c) estimates of future costs are subject to the inherent limitation on the ability to predict the aggregate course of future events.

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

     The following table sets forth the changes in unpaid claims and claim adjustment expenses, net of reinsurance cessions, as shown in the Company’s consolidated financial statements for the periods indicated:

	As of and for the years ended December 31
	2004	2003	2002
	(Amounts in thousands)
Unpaid claims and claim adjustment expenses, beginning of period	$120,633	143,271	181,059
Less: Ceded unpaid claims and claim adjustment expenses, beginning of period	44,064	46,802	65,571

Net unpaid claims and claim adjustment expenses, beginning of period	76,569	96,469	115,488

Net claims and claim adjustment expense incurred related to:
Current period	28,908	22,965	50,518
Prior periods	(1,900)	2,551	5,896

Total net claim and claim adjustment expenses incurred	27,008	25,516	56,414

Net claims and claim adjustment expenses paid related to:
Current period	17,594	13,381	23,203
Prior periods	27,501	32,035	52,230

Total net claim and claim adjustment expenses paid	45,095	45,416	75,433

Net unpaid claims and claim adjustment expenses, end of period	58,482	76,569	96,469
Plus: Ceded unpaid claims and claim adjustment expenses, end of period	37,063	44,064	46,802

Unpaid claims and claim adjustment expenses, end of period	$95,545	120,633	143,271

     The decrease in the unpaid claims and claim adjustment expenses during 2004 and 2003 is primarily attributable to the exiting of commercial lines and the ongoing settlement of the remaining commercial lines claims. During 2004, favorable development from nonstandard personal auto and commercial auto was recorded and this accounts for the favorable development for the year. During 2003 the commercial general liability lines recorded unfavorable development of $7.6 million primarily in the 2000 and 2001 accident years, which was offset to some extent with favorable development recorded for the commercial auto and nonstandard personal auto lines of $5.4 million primarily in the 1999 and 2002 accident years. For 2002 the development in claims and claim adjustment expenses incurred was primarily the result of unanticipated development of commercial auto claims primarily for the 2001 and 2000 accident years and commercial general liability claims primarily for the 2001, 2000, 1999, 1997 and 1993 accident years. At December 31, 2004 the Company believes that the unpaid claims and claim adjustment expenses and the reinsurance agreements currently in force are sufficient to support the future emergence of prior year claim and claim adjustment expenses.

     The following table represents the development of GAAP balance sheet reserves for the years ended December 31, 1994 through 2004. The top line of the table shows the reserves for unpaid claims and claim adjustment expenses for the current and all prior years as recorded at the balance sheet date for each of the indicated years. The reserves represent the estimated amount of claims and claim adjustment expenses for claims arising in the current and all prior years that are unpaid at the balance sheet date, including claims that have been incurred but not yet reported to the Company.

     The second portion of the following table shows the net cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year. The third portion of the table shows the reestimated amount of the previously recorded net unpaid claims and claim adjustment expenses based on experience as of the end of each succeeding year, including net cumulative payments made since the end of the respective year. For example, the 2003 liability for net claims and claim adjustment expenses reestimated one year later (as of December 31, 2004) was $74,671,000 of which $27,501,000 has been paid, leaving a net reserve of $47,170,000 for claims and claim adjustment expenses in 2003 and prior years remaining unpaid as of December 31, 2004.

     “Net cumulative (deficiency) redundancy” represents the change in the estimate from the original balance sheet date to the date of the current estimate. For example, the 2003 net unpaid claims and claim adjustment expenses indicate a $1,900,000 net redundancy from December 31, 2003 to December 31, 2004 (one year later) whereas the 2002 net unpaid claims and claim adjustment expenses indicate a $2,005,000 net deficiency from December 31, 2002 to December 31, 2004 (two years later). Conditions and trends that have affected development of liability in the past may or may not necessarily occur in the future. Accordingly, it may or may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

					As of and for the years ended December 31
	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004
	(Amounts in thousands)
Unpaid claims & claim
Adjustment expenses:
Gross	80,729	95,011	105,691	113,227	136,798	132,814	164,160	181,059	143,271	120,633	95,545
Ceded	19,972	24,650	26,713	29,524	35,030	37,299	37,703	65,571	46,802	44,064	37,063

Net	60,757	70,361	78,978	83,703	101,768	95,515	126,457	115,488	96,469	76,569	58,482

Net cumulative paid as of:
One year later	24,730	32,584	39,554	48,595	49,951	54,683	71,619	52,230	32,035	27,501
Two years later	41,874	56,605	70,185	82,950	80,158	90,403	109,820	74,238	53,434
Three years later	55,338	73,349	90,417	103,025	99,446	108,757	126,603	91,915
Four years later	62,389	82,667	101,273	114,196	107,654	115,966	140,915
Five years later	66,573	87,432	107,584	118,515	111,406	121,865
Six years later	68,438	90,114	110,301	120,204	115,225
Seven years later	68,673	91,740	110,944	122,900
Eight years later	69,180	92,055	113,251
Nine years later	69,420	92,290
Ten years later	69,758

Net unpaid claims and claim adjustment expenses reestimated as of:
One year later	61,157	75,703	87,095	110,421	102,141	114,876	156,963	121,383	99,020	74,671
Two years later	62,296	80,356	104,588	111,981	111,861	130,952	161,922	126,964	98,474
Three years later	63,871	88,867	105,386	121,024	119,524	133,738	165,706	128,930
Four years later	67,442	89,030	111,314	125,418	120,795	134,626	167,494
Five years later	67,607	91,641	114,483	126,161	122,901	136,041
Six years later	68,660	94,177	114,796	128,507	123,581
Seven years later	69,030	94,620	116,515	129,253
Eight years later	69,425	94,582	117,074
Nine years later	69,666	94,170
Ten years later	69,296

Net cumulative (Deficiency) Redundancy	(8,539)	(23,809)	(38,096)	(45,550)	(21,813)	(40,526)	(41,037)	(13,442)	(2,005)	1,900

     For the year ended December 31, 2004 the net cumulative redundancy reported was $1.9 million and was primarily attributable to the nonstandard personal auto and commercial auto lines.

     The Company and the independent actuary complete a full actuarial analysis of unpaid claims and claim adjustment expenses on a quarterly basis for each of its coverage lines. Based upon this actuarial analysis and the new information that became available during the quarter, unpaid claims and claim adjustment expenses are reset each quarter.

     Net unpaid claims and claim adjustment expenses at December 31, 2004 were approximately $58.5 million, which the Company believes is adequate; they are set equal to the selected estimate determined by an independent actuarial firm. Of this amount, 95% is related to the Company’s three primary reserve coverage areas: Commercial General Liability ($24.8 million); Commercial Auto Liability ($16.7 million); and Nonstandard Personal Auto ($13.8 million). The remaining $3.2 million (5%) relates to eight smaller professional and miscellaneous commercial areas.

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

     The independent actuary has commented that in evaluating whether the selected reserves make a reasonable provision for unpaid claims and claims adjustment expenses, it is necessary to estimate future claims and claims adjustment expense payments and that actual future losses and loss adjustment expenses will not develop exactly as estimated and may, in fact, vary significantly from the estimates. With respect to the three primary insurance areas identified above, the independent actuary’s multiple actuarial test methods produced data points that are both higher and lower than selected amounts. The selection exceeds the average of these actuarial tests for the three principal reserve coverage areas as follows: Commercial General Liability, (+$2.3million); Commercial Auto Liability (+$2.0 million); and Nonstandard Personal Automobile (+$.9 million). The Commercial Automobile Liability amount is before the application of the Company’s Reserve Reinsurance Cover Agreement. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Subsidiaries, Principally Insurance Operations.” The independent actuary opined that there are still significant risks and uncertainties that could potentially result in material adverse deviation of the unpaid claims and claim adjustment expenses, and considered approximately $6.2 million net (15% of statutory surplus) to be material for this purpose.

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

     Management has reviewed and discussed the results of the actuarial analysis with the independent actuary, and believes the unpaid claims and claim adjustment expenses estimate selected by the independent actuary to be the best estimate for the Company at this time. With reference to its discontinued lines in particular, the Company believes the results of the independent actuary’s selections for the Commercial General Liability and Commercial Auto Liability areas are consistent with a separate internal case-by-case pessimistic analysis of remaining indemnity claims which, through comparison with the independent actuary’s selection, allows for approximately

$4.9 million (before application of reinsurance except excess casualty reinsurance) in new claims still expected to be received, potential commutation exposures and additional unforeseen adverse development, all subject to the risks identified by the independent actuary. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Subsidiaries, Principally Insurance Operations.”

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

     The following table presents the insurance subsidiaries’ claims, expense and combined ratios on a GAAP basis:

	Years ended December 31
	2004	2003	2002
Claims Ratio	69.1%	74.2%	93.6%
Expense Ratio	27.5	30.9	32.3

Combined Ratio	96.6%	105.1%	125.9%

     The holding company provides administrative and financial services for its wholly owned subsidiaries and only a portion of these expenses are allocated to the insurance companies. The allocation of the holding company’s expenses solely to its insurance companies would have an impact on their results of operations and would also affect the ratios presented.

     The decrease in the claim ratio for 2004 is primarily related to favorable development in nonstandard personal auto and commercial auto. The decrease in the expense ratio for 2004 is primarily attributable to an increase in fee income from the agency operation, which offsets expenses. The decrease in the claim ratio for 2003 is primarily the result of significantly less unfavorable development from commercial lines than in 2002. The decrease in the expense ratio for 2003 is primarily related to the continued runoff of commercial lines.

Net Leverage Ratios:

     The following table shows, for the periods indicated, the SAP net leverage ratios for the insurance subsidiaries and their industry peer group – professional nonstandard auto writers.

		As of the years ended December 31
	2004	2003		2002
Insurance subsidiaries	2.7:1	3.0:1	(1)	3.2:1
Industry Peer Group – Professional Nonstandard	Not available
Personal Auto Writers(2)	at time of print	2.8:1		3.3:1

(1)	After dividend of $4.2 million from SAP surplus to GNAC in March 2004.

(2)	A.M. Best’s “Aggregates and Averages – 2004”

     Net leverage ratio represents the sum of the SAP net premiums to SAP surplus leverage ratio and the SAP net liability to SAP surplus leverage ratio. Added together, the net leverage ratio measures the combination of a company’s exposure to underwriting/pricing error on its current book of business (net premium leverage) and errors of estimation in its unpaid obligations (net liability leverage) including unpaid claim and claim adjustment expense and unearned premium.

Net Premiums Written Leverage Ratios:

     The following table shows, for the periods indicated, the SAP net premiums written leverage ratios for the insurance subsidiaries and their industry peer group – professional nonstandard personal auto writers.

		As of the years ended December 31
	2004	2003		2002
Insurance subsidiaries	1.0:1	0.9:1	(1)	1.0:1
Industry Peer Group – Professional Nonstandard	Not available
Auto Writers (2)	at time of print	1.2:1		1.3:1

(1)	After dividend of $4.2 million from SAP surplus to GNAC in March 2004.

(2)	A.M. Best’s “Aggregates and Averages – 2004”

     The net premiums written leverage ratio represents the ratio of SAP net retained writings in relation to SAP surplus. This ratio measures a company’s exposure to pricing errors on its current book of business.

Investment Portfolio Historical Results and Composition

     The following table sets forth, for the periods indicated, the Company’s investment results before income tax effects:

		As of and for the years ending December 31
	2004	2003	2002
	(Dollar amounts in thousands)
Average investments(1)	$102,627	109,529	143,294
Investment income	$2,309	3,128	4,315
Return on average investments(2)	2.2%	2.9%	3.0%
Net realized gains	$1,910	2,050	2,049
Net unrealized gains(3)	$710	2,962	3,637

(1)	Average investments is the average of beginning and ending investments at amortized cost, computed on an annual basis.

(2)	Includes taxable and tax-exempt securities.

(3)	Includes net unrealized gains for total investments.

     The following table sets forth the composition of the investment portfolio of the Company.

	As of December 31
	2004		2003		2002
			(Amounts in thousands)
	Amortized	Fair	Amortized	Fair	Amortized	Fair
Type of Investment	Cost	Value	Cost	Value	Cost	Value
Fixed Maturities:
Bonds available for sale:
U.S. Government	$10,119	10,113	$11,800	12,007	24,217	24,947
Tax-exempt state and municipal bonds	—	—	—	—	465	480
Corporate bonds	8,363	9,079	25,841	28,596	34,338	37,231
Certificates of deposit	827	827	981	981	645	645

	19,309	20,019	38,622	41,584	59,665	63,303
Short-term investments	78,223	78,223	69,100	69,100	51,671	51,671

Total investments	$97,532	98,242	$107,722	110,684	111,336	114,974

     At December 31, 2004 the Standard & Poor’s ratings on the Company’s bonds available for sale were in the following categories: 53% AAA, 1% AA, 2% A, 5% BBB, 25% B and 14% CCC. The Company does not have any securities for which a fair value cannot be obtained by reference to public markets.

     The maturity distribution of the Company’s investments in fixed maturities is as follows:

	As of December 31
	2004		2003		2002
			(Dollar amounts in thousands)
	Amortized		Amortized		Amortized
	Cost	Percent	Cost	Percent	Cost	Percent
Within 1 year	$10,912	56.5%	$7,894	20.4%	$20,392	34.1%
Beyond 1 year but within 5 years	6,455	33.4	20,265	52.5	25,783	43.2
Beyond 5 years but within 10 years	1,942	10.1	10,463	27.1	9,943	16.7
Beyond 10 years but within 20 years	—	—	—	—	3,547	6.0

	$19,309	100.0%	$38,622	100.0%	$59,665	100.0%

Average duration	1.7 yrs		3.0 yrs		2.6 yrs

     As of December 31, 2004, the Company did not have any non-performing fixed maturity securities. In March 2002, the Company reduced the carrying value of a non-rated commercial mortgage backed security to $0 resulting in a write down of approximately $2,010,000 as a result of a significant increase in the default rate in January and February of 2002 in the underlying commercial mortgage portfolio, which had disrupted the cash flow stream sufficiently to virtually eliminate future cash flows (see Note 1(c) of Notes to Consolidated Financial Statements).

Investment Strategy

     From October 4, 1999 to January 21, 2005, the investment portfolios of GNAC and its insurance company subsidiaries were managed by GMSP pursuant to its Investment Management Agreements with the respective companies. The investment policies were subject to the oversight and direction of the Investment Committees of the Boards of Directors of the respective companies. The respective Investment Committees consist entirely of directors not affiliated with GMSP.

     On January 21, 2005, the Company consummated a recapitalization pursuant to agreements that it entered into on August 27, 2004 and that were approved by GNAC’s shareholders on January 18, 2005. As a result of the recapitalization the investment management agreements of the Company and its insurance company subsidiaries with GMSP were terminated. The Company is managing the investment portfolio internally.

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

Rating

A.M. Best

     A.M. Best is the principal rating agency of the insurance industry. An insurance company’s ability to effectively compete in the market place is in part dependent upon the rating determination of A.M. Best. A.M. Best provides ratings of insurance companies based on comprehensive quantitative and qualitative evaluations and expresses its rating as an opinion of an insurer’s ability to meet its obligations to policyholders. A.M. Best has 16 possible ratings; the Company’s rating of “B-” (Fair) ranks eighth from the highest rating. A.M. Best’s assigns a “B-” rating to companies that have, in the opinion of A.M. Best, a fair ability to meet their current obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions.

     In July 2003, A.M. Best Property and Casualty Insurance Reports was published and indicated for the Company’s insurance subsidiaries group that “the rating (“B-” Fair) reflects the group’s weak operating performance, which has depleted capital in recent years, and the continued demands on the operating subsidiaries to fund the obligations of the Company, which have had an impact on its liquidity and cash flow position.” In April 2004, A.M. Best announced a rating assignment of the Company’s insurance subsidiaries of “B-” (Fair) with a stable outlook.

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

Competition

     The property and casualty insurance industry is highly competitive. Relatively few barriers exist to prevent property and casualty insurance companies from entering into the Company’s segment of the industry. To the extent this occurs, the Company can be at a competitive disadvantage because many of these companies have substantially greater financial and operational resources. See “Recent Developments – Nonstandard Personal Auto Line.”

Employees

     As of December 31, 2004, the Company employed 139 persons, of whom 12 were officers, 121 were staff and administrative personnel, and 6 were part-time employees. The Company is not a party to any collective bargaining agreement.

ITEM 2. PROPERTIES

     The Company has no material real estate properties.

ITEM 3. LEGAL PROCEEDINGS

Securities Litigation

     The Company is named as a defendant in a proceeding initially filed in the United States District Court for the Southern District of Florida (the “Florida Federal Court”) styled, “Earl Culp, on behalf of himself, and all others similarly situated, Plaintiff, v. GAINSCO, INC., Glenn W. Anderson, and Daniel J. Coots, Defendants,” Case No. 03-20854-CIV-Lenard/Simonton. Defendant Anderson is the Company’s President and Chief Executive Officer, and Defendant Coots is the Company’s Senior Vice President and Chief Financial Officer. In the proceeding, which is a consolidation of two previously separately pending actions filed at approximately the same time and involving essentially the same facts and claims, the plaintiff alleges violations of the Federal securities laws in connection with the Company’s acquisition, operation and divestiture of its former Tri-State, Ltd. (“Tri-State”) subsidiary, a South Dakota company selling non-standard personal auto insurance.

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

     In general, the Second Amended Complaint alleges that during the class period the Company’s press releases and filings with the SEC contained non-disclosures and deceptive disclosures in respect of Tri-State, that the Company’s press releases and filings with the SEC disclosing the Company’s losses in 2000 and 2001 failed to disclose the alleged declining financial condition and declining profitability of Tri-State, and that the Company’s financial statements were not prepared in accordance with generally accepted accounting principles, all in violation of Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 thereunder. More particularly, the Second Amended Complaint includes allegations that (i) the Company issued a press release on November 17, 1999 announcing the acquisition of Tri-State and stating that the Tri-State acquisition was “expected to be minimally accretive to earnings” in 2000; (ii) the Company failed to disclose that it had imposed more lenient underwriting and claims procedures on Tri-State’s book of nonstandard personal automobile insurance policies than Tri-State’s former owners, causing a reduction in Tri-State’s net income; (iii) the Company hid problems it was having at Tri-State and failed to disclose that Tri-State had lost profitability almost immediately after the Company acquired Tri-State in January 2000; (iv) the Company “buried” Tri-State’s financial performance in its LaLande business segment or in the reporting of the Company’s overall financial performance; (v) the Company failed to disclose in a Form 8-K a lawsuit it had filed on July 7, 2001 against Herb Hill, the founder of Tri-State, contending that the Herb Hill lawsuit was a material pending legal proceeding; (vi) Defendant Anderson hid Tri-State’s performance from the Company’s board of directors; and (vii) the Company violated generally accepted accounting principles by failing to record an impairment in or write-down of approximately $5.4 million in goodwill attributable to the Tri-State acquisition until the Company announced the sale of Tri-State in August 2001 back to Herb Hill for $900,000.

     On May 24, 2004, the Company and the individual defendants filed in the Florida Federal Court a motion to dismiss the Second Amended Complaint for failure to state a cause and a motion to transfer venue of the case to the United States District Court for the Northern District of Texas, Fort Worth Division (the “Fort Worth Federal Court”). On September 22, 2004 the Florida Federal Court granted defendants’ motion to transfer venue and transferred the case to the Fort Worth Federal Court. The pending defendants’ motion to dismiss was not ruled upon and was transferred with the case to the Fort Worth Federal Court and the parties were instructed to re-file all pleadings with the motion to dismiss.

     On January 31, 2005, the Company and the individual defendants filed a renewed motion in the Fort Worth Federal Court to dismiss the Second Amended Complaint for failure to state a cause of action on several grounds, including: (i) plaintiff failed to plead loss causation by linking any correction of alleged non-disclosures or deceptive disclosures in respect of Tri-State to a decline in the Company’s stock price; (ii) plaintiff failed to challenge the accuracy of the disclosed causes of reported losses which negatively impacted the Company’s stock price; (iii) plaintiff failed to plead that the Company’s alleged statements and omissions in respect of Tri-State were false when made or that the Company knew they were false when made; (iv) the alleged misrepresentations by defendants in respect of Tri-State were immaterial in the context of all disclosures provided to the market; (v) Tri-State was not material to the Company’s performance as a whole and overall; (vi) the Herb Hill lawsuit was not a material pending legal proceeding; (vii) the Company complied with generally accepted accounting principles in its treatment of goodwill associated with the Tri-State acquisition; and (viii) plaintiff failed to plead facts with particularity showing that the defendants acted intentionally or with severe recklessness with respect to the alleged misrepresentations and omissions. The plaintiff has made a filing in the Fort Worth Federal Court in opposition to this motion to dismiss.

     The Second Amended Complaint does not specify the amount of damages plaintiff seeks. Discovery has not commenced. The Company believes that it has meritorious defenses to the claims asserted in plaintiff’s Second Amended Complaint and, although it cannot predict the outcome, intends to vigorously defend the action.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On January 18, 2005, the Company held a Special Meeting of Shareholders at which each of the six proposals constituting the restructuring of the Company described in the Company’s proxy statement dated December 22, 2004 was approved by the Company’s shareholders. See Item 8.01 of the Company’s Current Report on Form 8-K filed on January 24, 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     The Company’s Common Stock is listed on the OTC Bulletin Board (Symbol: GNAC). The following table sets forth for the fiscal periods indicated the high and low closing sales prices per share of the Common Stock as reported by the NYSE for the period first quarter 2002 to April 14, 2002 and reported by the OTC Bulletin Board for the period April 15, 2002 through March 18, 2005. The prices reported reflect actual sales transactions.

	High	Low
2002 First Quarter	1.93	0.25
2002 Second Quarter	0.35	0.05
2002 Third Quarter	0.06	0.02
2002 Fourth Quarter	0.14	0.02

2003 First Quarter	0.29	0.08
2003 Second Quarter	0.35	0.14
2003 Third Quarter	0.32	0.22
2003 Fourth Quarter	0.31	0.18

2004 First Quarter	0.90	0.21
2004 Second Quarter	0.92	0.67
2004 Third Quarter	1.00	0.49
2004 Fourth Quarter	1.50	1.01

2005 First Quarter (through March 18, 2005)	1.71	1.40

     As of March 18, 2005, there were 314 shareholders of record of the Company’s Common Stock, including 91 banks and brokers for whom Depositary Trust Company or its designee is custodian and 223 other holders of record.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data is derived from our audited financial statements for the years ended December 31, 2004, 2003, 2002, 2001, and 2000. You should read selected financial data together with the more detailed information contained in the Financial Statements and associated Notes and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. See also Note 12 of Notes to Consolidated Financial Statements regarding a recapitalization of the Company consummated on January 21, 2005.

	Years ended December 31
	2004	2003	2002	2001	2000
	(Dollar amounts in thousands, except per share data)
Income Data:
Gross premiums written(1)	$43,826	34,594	44,223	117,183	168,286
Ceded premiums written	273	12	1,629	48,888	49,463

Net premiums written	43,553	34,582	42,594	68,295	118,823
Decrease (increase) in unearned premiums	(4,487)	(193)	17,673	432	32,633

Net premiums earned	39,066	34,389	60,267	68,727	151,456
Net investment income	2,309	3,128	4,315	8,091	14,093
Net realized gains (losses)	1,910	2,050	2,049	4,275	(1,907)
Other income	5,592	4,762	6,847	3,468	4,054

Total revenues	48,877	44,329	73,478	84,561	167,696

Claims and claim adjustment expenses	27,008	25,516	56,414	87,426	143,439
Policy acquisition costs	4,725	4,500	9,001	12,453	31,605
Underwriting and operating expense	11,644	10,937	14,740	25,317	23,601
Goodwill impairment	—	—	2,860	18,447	—

Total expenses	43,377	40,953	83,015	143,643	198,645

Income (loss) before taxes and cumulative effect of change in accounting principle	5,500	3,376	(9,537)	(59,082)	(30,949)
Income tax (benefit) expense	(9)	—	(776)	16,035	(11,398)

Income (loss) before cumulative effect of change in accounting principle	5,509	3,376	(8,761)	(75,117)	(19,551)
Cumulative effect of change in accounting principle, net of tax	—	—	—	(490)	—

Net income (loss) (2)	$5,509	3,376	(8,761)	(75,607)	(19,551)

Net income (loss) available to common shareholders	928	(389)	(12,089)	(77,936)	(20,332)

Earnings (loss) per common share, basic:
Earnings (loss) before cumulative effect of change in accounting principle	$.04	(.02)	(.57)	(3.66)	(.97)
Cumulative effect of change in accounting principle	—	—	—	(.02)	—

Net earnings (loss) per common share, basic	$.04	(.02)	(.57)	(3.68)	(.97)

Earnings (loss) per common share, diluted:
Earnings (loss) before cumulative effect of change in accounting principle	$.04	(.02)	(.57)	(3.66)	(.97)
Cumulative effect of change in accounting principle	—	—	—	(.02)	—

Net earnings (loss) per common share, diluted	$.04	(.02)	(.57)	(3.68)	(.97)

GAAP insurance ratios:
Claims ratio	69.1%	74.2%	93.6%	127.2%	94.7%
Expense ratio	27.5	30.9	32.3	45.8	31.4

Combined ratio	96.6%	105.1%	125.9%	173.0%	126.1%

	As of December 31
	2004	2003	2002	2001	2000
	(Dollar amounts in thousands, except per share data)
Balance Sheet Data:

Investments	$98,242	110,684	114,974	180,678	246,185

Premiums receivable	$9,662	4,426	3,684	21,242	25,471

Reinsurance balances receivable	$8,438	16,061	31,623	62,303	54,495

Ceded unpaid claims and claim adjustment expense	$37,063	44,064	46,802	65,571	37,703

Ceded unearned premiums	$—	1	179	21,822	45,995

Deferred policy acquisition costs	$2,382	1,291	1,674	3,188	2,302

Goodwill	$609	609	609	3,469	22,797

Total assets	$164,598	185,700	214,389	379,218	475,043

Unpaid claims and claim adjustment expenses	$95,545	120,633	143,271	181,059	164,160

Unearned premiums	$13,082	8,596	8,580	47,974	72,578

Note payable	$—	—	3,700	10,800	16,000

Funds held under reinsurance agreements	$—	—	—	47,784	47,850

Total liabilities	$118,052	140,165	171,784	326,671	351,938

Redeemable preferred stock	$33,692	32,123	28,358	25,030	—

Shareholders’ equity	$12,855	13,413	14,247	27,516	123,104

Shareholders’ equity per share	$.61	.63	.67	1.30	4.50

Shareholders’ equity assuming redemption of preferred stock(3)	$8,927	6,043	3,853	14,465	91,484

Shareholders’ equity per share, assuming redemption of preferred stock(3)	$.42	.29	.18	.68	4.32

(1)	Excludes premiums of $35,000 in 2003, $1,727,000 in 2002, $16,627,000 in 2001 and $26,973,000 in 2000 from the Company’s fronting arrangements, the commercial automobile plans of Arkansas, California, Louisiana, Mississippi, and Pennsylvania under which the Company was a servicing carrier and the reinsurance arrangement in Florida whereby MGA premiums are ceded to a non-affiliated reinsurer and assumed by General Agents.

(2)	Includes after tax net realized gains (losses) from securities transactions of $1,261,000, $1,353,000, $1,352,000, $2,822,000 and $(1,258,000) for 2004, 2003, 2002, 2001 and 2000, respectively.

(3)	Based on 21,169,736 shares of Common Stock outstanding at the end of 2004, 2003, 2002, 2001 and 2000. This assumes redemption would occur on all Series of Preferred Stock. Future changes in Shareholders’ equity will impact these numbers. See Note 7 and Note 12 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Operations

Overview

     In 2004 the Company recorded net income of $5,508,719 compared to net income of $3,375,772 in 2003 as it continued to experience profitable operating results from its nonstandard personal auto business in Florida. The other segments, which are all in runoff, have produced less unfavorable results in 2004 than in 2003 and less unfavorable results in 2003 than in 2002. Management continued in 2004 to implement actions intended to enhance the profit potential of the Company’s only active insurance line, nonstandard personal auto. Significant improvement in the combined ratio for this business is the primary reason for its level of profitability. The net loss of $8,761,087 in 2002 was attributable primarily to unfavorable claims experience and goodwill impairment. The Company’s focus on its obligations to the holders of its Preferred Stock, however, limited the Company’s ability to pursue opportunities to further expand its personal auto business in 2004. However, in January 2005 the Company completed a recapitalization transaction that removed this obstacle to the pursuit of a long-term strategic growth plan. See “Capital Transactions – 2005 Recapitalization”.

     The source of revenues for the Company in 2004 are premiums earned on nonstandard personal auto risks, net investment income from the investment portfolio of the Company, net realized gains from the sale of investments and fee income from the insurance agency operations.

     The Company recorded GAAP combined ratios of 96.6% in 2004, 105.1% in 2003 and 125.9% in 2002. The GAAP expense ratios, included in the GAAP combined ratios, were 27.5%, 30.9% and 32.3%, respectively. The expense and combined ratios do not include the expenses of the holding company.

Nonstandard Personal Auto Line

     The Company only writes nonstandard personal auto insurance and has no plans to write any other lines of insurance. This business has been profitable in recent periods, due in large part to favorable market conditions. The Company’s current vision is to grow that business strategically to establish a broader, more geographically diversified earnings base by expanding into new states and markets to achieve growth with diversification of risk.

     During its recent transition period (see “Capital Transactions – 2005 Recapitalization”), the Company limited its growth by maintaining a ratio of net premiums written to surplus (“leverage”) of approximately 1 to 1, which is below the level at which some competitors operate. The recently completed capital restructuring (discussed in detail below) has permitted management to change its focus to seek opportunities to grow premiums written while diversifying risk.

     The Company limited its business to Florida until the fourth quarter of 2003, when it began writing policies in Texas. In 2004, the Company began writing policies in Arizona and Nevada and initiated a California program with a non-affiliated managing general agency as well. The Company experienced significant growth in premiums written during the first two months of 2005, and management currently expects continuing growth in premiums written and an increase in the Company’s leverage. Significant growth could enable the Company to increase its profitability, if it is able to achieve that growth with favorable profit margins, but it also has the potential to cause material and adverse effects on the Company’s financial condition and results if not profitably written.

     This growth strategy necessarily entails increased operational risks and other challenges that are greater than and different from those to which the Company has previously been subject in writing nonstandard personal automobile insurance. These new risks and challenges include, but are not limited to, the following:

•	competitive conditions for the Company’s product have intensified recently, and further pressures on pricing are anticipated;

•	generally, new business initially produces higher loss ratios than more seasoned in-force business, and this factor could be magnified to the extent that the Company enters multiple new states and market areas within a short period of time. Furthermore, it amplifies the importance of the Company’s ability to assess any new trends accurately and respond effectively;

•	pricing decisions in new states and markets, involving different claims environments, distribution sources and customer demographics, will be made without the same level of experience and data that is available in existing markets;

•	the Company’s expected growth will require additional personnel resources (including management personnel), relationships with agents and vendors with whom the Company has not previously done business, and additional dependence on operating systems and technology. The Company will face substantial challenges in maintaining adequate customer service and retaining business, particularly because of the additional complexity of operating in multiple states and time zones; and

•	if the Company grows significantly or if adverse underwriting results occur, additional capital may be required, and such capital may not be available on favorable or acceptable terms. The ability of the Company to maintain sufficient capital and perform successfully will be important factors in determinations of its A. M. Best rating, and that rating could have a significant influence on its marketing initiatives.

     The Company’s ability to manage the foregoing risks and challenges, as well as potentially declining market conditions and possible unforeseen developments affecting its business, will determine in large part whether the Company’s strategy for profitable growth can be implemented successfully. There is no assurance that the Company will be able to achieve the objectives of its growth strategy.

Discontinuance of Commercial Lines

     On February 7, 2002, the Company announced its decision to cease writing commercial insurance, due to continued adverse claims development and unprofitable results. As a result, the Company had only 3 commercial policies remaining in force at December 31, 2004. The discontinuance of writing commercial lines has resulted in the Company ceasing to be approved to write insurance in several states, however, this state action has not materially restricted the geographic expansion of the Company’s personal auto lines thus far.

     The Company continues to settle and reduce its inventory of commercial lines claims. At year-end 2004, there were 264 claims associated with the Company’s overall runoff book outstanding, compared to 525 a year earlier. Due to the long tail and litigious nature of these claims, the Company anticipates it will take a substantial number of years to complete the adjustment and settlement process with regard to existing claims and the additional claims it expects to receive in the future from its past business writings. Most of the remaining claims are in litigation and the Company’s future results may or may not be impacted either negatively or positively based on its ability to settle the remaining claims and new anticipated claims within its established reserve level.

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

A.M. Best Rating

     A.M. Best is the principal rating agency of the insurance industry. An insurance company’s ability to effectively compete in the market place is in part dependent upon the rating determination of A.M. Best. A.M. Best provides ratings of insurance companies based on comprehensive quantitative and qualitative evaluations and expresses its rating as an opinion of an insurer’s ability to meet its obligations to policyholders. A.M. Best has 16 possible ratings; the Company’s rating of “B-” (Fair) ranks eighth from the highest rating. A.M. Best’s assigns a “B-” rating to companies that have, in the opinion of A.M. Best, a fair ability to meet their current obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions.

     In July 2003, A.M. Best Property and Casualty Insurance Reports was published and indicated for the Company’s insurance subsidiaries group that “the rating (“B-” Fair) reflects the group’s weak operating performance, which has depleted capital in recent years, and the continued demands on the operating subsidiaries to fund the obligations of the Company, which have had an impact on its liquidity and cash flow position.” In April 2004, A.M. Best announced a rating assignment of the Company’s insurance subsidiaries of “B-” (Fair) with a stable outlook.

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

     Critical accounting policies are defined as those that are reflective of significant judgements and uncertainties, and potentially result in materially different results under different assumptions and conditions. The Company’s critical accounting policies are described below. For a detailed discussion on the application of these and other accounting policies. See Note 1 of Notes to Consolidated Financial Statements.

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

Deferred Policy Acquisition Costs and Deferred Ceding Commission Income

     Policy acquisition costs, principally commissions and premium taxes, are deferred and charged to operations over periods in which the related premiums are earned. The change in the resulting deferred asset is charged (credited) to operations. The Company utilizes investment income when assessing recoverability of deferred policy acquisition costs. Recoverability is based upon assumptions as to loss ratios, investment income and maintenance expenses and would vary with changes in these estimates.

Goodwill

     Goodwill represents the excess of purchase price over fair value of net assets acquired. The Company periodically reviews the recoverability of goodwill based on an assessment of undiscounted cash flows of future operations to ensure it is appropriately valued. The recoverability of goodwill is evaluated on a separate basis for each acquisition.

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“Statement 142”). Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company adopted the provisions of Statement 142 effective January 1, 2002, which resulted in the Company no longer amortizing goodwill.

     Goodwill of $609,000 is associated with the 1998 acquisition of the Lalande Group and reflects a value no more than the estimated fair valuation levels of combined agency and claims handling operations of this type in the personal automobile marketplace.

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

     The process of establishing claims reserves is imprecise and reflects significant judgmental factors. In many liability cases, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured claim and the settlement of the claim. The actual emergence of claims and claim adjustment expenses may vary, perhaps materially, from the Company’s estimates thereof, because (a) estimates of claims and claim adjustment expense liabilities are subject to large potential errors of estimation as the ultimate disposition of claims incurred prior to the financial statement date, whether reported or not, is subject to the outcome of events that have not yet occurred (e.g., jury decisions, court interpretations, legislative changes (even after coverage is written and reserves are initially set) that broaden liability and policy definitions and increase the severity of claims obligations, subsequent damage to property, changes in the medical condition of claimants, public attitudes and social/economic conditions such as inflation), (b) estimates of losses do not make provision for extraordinary future emergence of new classes of losses or types of losses not sufficiently represented in the Company’s historical data base or which are not yet quantifiable, and (c) estimates of future costs are subject to the inherent limitation on the ability to predict the aggregate course of future events.

     Ultimate liability may be greater or lower than current reserves. Reserves are monitored by the Company using new information on reported claims and a variety of statistical techniques. The Company does not discount to present value that portion of its claim reserves expected to be paid in future periods. Beginning in the third quarter of 2002 and for each quarter thereafter, the Company has set reserves equal to the selected reserve estimate as established by an independent actuarial firm. Formerly reserves were set based upon actuarial analysis by an actuary who was an employee of the Company and these reserves were reviewed annually by an independent actuarial firm.

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

     In assessing the realization of its deferred tax assets, management considers whether it is more likely than not that a portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon management’s consideration of expected reversal of deferred tax liabilities, projected future taxable income and FASB Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, management believes it is appropriate to continue to fully reserve the deferred tax assets as of December 31, 2004.

Accounting Pronouncements

     In June 2004, the FASB issued EITF 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-01 requires an investor to determine when an investment is considered impaired, evaluate whether that impairment is other than temporary, and, if the impairment is other than temporary, recognize an impairment loss equal to the difference between the investment’s cost and its fair value. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The impairment loss recognition and measurement guidance was to be applicable to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. In September 2004, the FASB proposed additional guidance related to debt securities that are impaired because of interest rate and/or sector spread increases, and delayed the effective date of EITF 03-01. We do not know the effect the adoption of EITF 03-01 will have on our financial condition, results of operations or liquidity. EITF 03-01 also includes disclosure requirements for investments in an unrealized loss position for which other-than-temporary impairments have not been recognized. These disclosures are included in our Form 10-K Annual Report for the year ended December 31, 2004 as required by the EITF.

     In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123®”), which requires the cost resulting from stock options be measured at fair value and recognized in earnings. This Statement replaces Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” which permitted the recognition of compensation expense using the intrinsic value method. SFAS No. 123® will be effective July 1, 2005. We estimate that the impact of adoption of SFAS No. 123® will approximate the impact of the adjustments made to determine pro forma net income and pro forma earnings per share under Statement No. 123. See Note 1(m) of Notes to Consolidated Financial Statements. The Company plans to adopt SFAS No. 123® on July 1, 2005 using the modified-retrospective method, revising all prior periods.

Results of Operations

     Gross premiums written in 2004 were 27% above 2003 but in 2003 they were 22% below 2002. The growth in 2004 was primarily related to growth in Florida nonstandard personal auto. The Company’s decision in the first quarter of 2002 to discontinue writing commercial lines is primarily the reason for the decrease in 2003. In the first quarter of 2002 nonstandard personal auto became the only line of insurance marketed by the Company.

     The following table compares nonstandard personal auto and all of the remaining lines that are in runoff (“Runoff lines”) between the years for gross premiums written:

	Years ended December 31
	2004		2003		2002
	(Dollar amounts in thousands)
Gross Premiums Written:
Nonstandard Personal Auto	$43,814	100%	$32,803	95%	$31,804	72%
Runoff Lines	12	—	1,791	5	12,419	28

	$43,826	100%	$34,594	100%	$44,223	100%

Policies in Force (End of Period)	32,466		21,937		26,074

     Nonstandard Personal Auto increased 34% in 2004 over 2003 primarily due to growth within Florida, with Texas and Arizona contributing 13 points of the increase.

     Net premiums earned increased 14% in 2004 primarily due to growth from nonstandard personal auto in Florida. The 43% decrease in 2003 was primarily the result of discontinuing the writing of commercial lines in 2002.

     Net investment income decreased 26% and 28% in 2004 and 2003, respectively. The decrease for both years was primarily attributed to the decline in investment balances, due to principal payments on the note payable, commercial claim payments and the short-term investments comprising a significantly greater portion of investments each year.

     The Company recorded net realized capital gains of $1,910,359, $2,050,236 and $2,048,848 in 2004, 2003 and 2002, respectively. Variability in the timing of realized investment gains should be expected. During 2002, the Company reduced the carrying value of a non-rated commercial mortgage backed security to $0 resulting in a write down of $2,010,670 (recorded as a realized loss in the statement of operations) as a result of a significant increase in the default rate in the underlying commercial mortgage portfolio, which had disrupted the cash flow stream sufficiently to make future cash flows unpredictable. This write-down was offset by net realized gains of $3,604,462 recorded from the sale of various bond securities and other investments in 2002 and the gain of $455,056 recognized from the sale of the home office building.

     Other income increased $829,550 in 2004 from 2003 primarily as a result of an increase in agency revenues due to the increase in writings. The decrease of $2,085,012 in 2003 from 2002 was primarily the result of a decrease in the amortization of deferred reinsurance recoveries from claim payments under the reserve reinsurance cover agreement. Amortization is based upon claims recovered from the reinsurer in relation to the amount of the reinsured layer under the reserve reinsurance cover agreement. In accordance with GAAP, the reinsurance recoveries from these reserve increases are recorded as deferred revenue and not immediately recognized as reductions to Claims and claim adjustment expenses (“C & CAE”). At December 31, 2004, $1,108,973 remains as deferred reinsurance recoveries that will ultimately be amortized into Other income in future periods.

     C & CAE increased $1,492,027 in 2004 from 2003 and decreased $30,897,174 in 2003 from 2002. The C & CAE ratio was 69.1% in 2004, 74.2% in 2003 and 93.6% in 2002. The decrease in the C & CAE ratio in 2004 was primarily related to favorable development in 2004 from nonstandard personal auto and commercial auto. The decrease in the C & CAE ratio in 2003 is due to smaller increases in estimated ultimate liabilities recorded in 2003 than was recorded in 2002. In 2003 the commercial general liability lines recorded increases in the 2000 and 2001 accident years, but this was offset to some extent with decreases recorded in the commercial auto and personal auto lines for the 1999 and 2002 accident years. With regard to environmental and product liability claims, the Company has an immaterial amount of exposure. The Company does not provide environmental impairment coverage and excludes pollution and asbestos related coverages in its policies. A portion of the Company’s remaining claims are related to construction defects. Inflation impacts the Company by causing higher claim settlements than may have originally been estimated. Inflation is implicitly reflected in the reserving process through analysis of cost trends and review of historical reserve results.

     The ratio of commissions and the change in deferred policy acquisition costs (“DPAC”) to net premiums earned was 12% in 2004, 13% in 2003 and 15% in 2002. The progressive decrease in this ratio is primarily due to the shift in the mix of business to nonstandard personal auto, which has lower acquisition costs than commercial lines, and changes of estimates in the calculation of DPAC in 2004.

     Commissions are paid to independent retail agents to produce the business for the Company and typically vary with gross premiums written. Commissions increased in 2004 over 2003 primarily due to the increase in premiums written.

     Change in DPAC represents the change during the period in the asset “Deferred policy acquisition cost”. This asset item is comprised of commission expenses and premium taxes, which are deferred. This asset is amortized into the results of operations through “Change in deferred policy acquisition costs” as the underlying net premiums written are earned. Change in DPAC resulted in a credit in 2004 of $1,090,256, charges of $382,861 and $1,513,880 in 2003 and 2002, respectively. The credit in 2004 is primarily attributable to changes of estimates in the calculation of DPAC in 2004 and growth in nonstandard personal auto premiums. The charges in 2003 and in 2002 are primarily attributable to the amortization of previous DPAC exceeding current DPAC as a result of the decision to discontinue writing commercial lines in 2002.

     Interest expense from the note payable decreased in 2003 primarily as a result of principal payments on the note which was paid in full in the fourth quarter of 2003.

     Underwriting and operating expenses were up 8% in 2004 primarily due to a decrease in the allowance for doubtful reinsurance balances receivable in 2003 which did not recur in 2004. The decrease in 2003 was primarily due to expense reductions, primarily salaries and salary related expenses, and a decrease in the allowance for doubtful reinsurance balances receivable.

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

     The Company recorded a valuation allowance against its deferred Federal income tax asset because of the uncertainty of future taxable operating income. The Company does not lose the right to utilization of its net operating loss carry forwards for Federal income tax purposes in the future. In 2002, 2003 and 2004 the Company recorded taxable operating losses. Current expectations are that the Company will record taxable operating income in the future, at which time the reserve for the deferred tax asset will be re-evaluated. As of December 31, 2004 the deferred tax asset remains fully reserved. A reconciliation between income taxes computed at the Federal statutory rates and the provision for income taxes is included in Note 6 of Notes to Consolidated Financial Statements. The Company recognized a current tax benefit of $2,607,796 in 2002 as a result of a carry back of alternative minimum tax losses. A change in the tax law during 2002 extended the carry back period for losses to offset income in earlier periods. As a result, the Company was entitled to a tax refund, which it received in October 2002. The Company recorded deferred tax expense during the first quarter of 2002 due to an increase in the deferred tax asset valuation allowance, as a result of excluding the effects of unrealized gains in the deferred tax asset.

Legal Proceedings

Securities Litigation

     The Company is named as a defendant in a proceeding initially filed in the United States District Court for the Southern District of Florida (the “Florida Federal Court”) styled, “Earl Culp, on behalf of himself, and all others similarly situated, Plaintiff, v. GAINSCO, INC., Glenn W. Anderson, and Daniel J. Coots, Defendants,” Case No. 03-20854-CIV-Lenard/Simonton. Defendant Anderson is the Company’s President and Chief Executive Officer, and Defendant Coots is the Company’s Senior Vice President and Chief Financial Officer. In the proceeding, which is a consolidation of two previously separately pending actions filed at approximately the same time and involving essentially the same facts and claims, the plaintiff alleges violations of the Federal securities laws in connection with the Company’s acquisition, operation and divestiture of its former Tri-State, Ltd. (“Tri-State”) subsidiary, a South Dakota company selling non-standard personal auto insurance.

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

     In general, the Second Amended Complaint alleges that during the class period the Company’s press releases and filings with the SEC contained non-disclosures and deceptive disclosures in respect of Tri-State, that the Company’s press releases and filings with the SEC disclosing the Company’s losses in 2000 and 2001 failed to disclose the alleged declining financial condition and declining profitability of Tri-State, and that the Company’s financial statements were not prepared in accordance with generally accepted accounting principles, all in violation of Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 thereunder. More particularly, the Second Amended Complaint includes allegations that (i) the Company issued a press release on November 17, 1999 announcing the acquisition of Tri-State and stating that the Tri-State acquisition was “expected to be minimally accretive to earnings” in 2000; (ii) the Company failed to disclose that it had imposed more lenient underwriting and claims procedures on Tri-State’s book of nonstandard personal automobile insurance policies than Tri-State’s former owners, causing a reduction in Tri-State’s net income; (iii) the Company hid problems it was having at Tri-State and failed to disclose that Tri-State had lost profitability almost immediately after the Company acquired Tri-State in January 2000; (iv) the Company “buried” Tri-State’s financial performance in its LaLande business segment or in the reporting of the Company’s overall financial performance; (v) the Company failed to disclose in a Form 8-K a lawsuit it had filed on July 7, 2001 against Herb Hill, the founder of Tri-State, contending that the Herb Hill lawsuit was a material pending legal proceeding; (vi) Defendant Anderson hid Tri-State’s performance from the Company’s board of directors; and (vii) the Company violated generally accepted accounting principles by failing to record an impairment in or write-down of approximately $5.4 million in goodwill attributable to the Tri-State acquisition until the Company announced the sale of Tri-State in August 2001 back to Herb Hill for $900,000.

     On May 24, 2004, the Company and the individual defendants filed in the Florida Federal Court a motion to dismiss the Second Amended Complaint for failure to state a cause and a motion to transfer venue of the case to the United States District Court for the Northern District of Texas, Fort Worth Division (the “Fort Worth Federal Court”). On September 22, 2004 the Florida Federal Court granted defendants’ motion to transfer venue and transferred the case to the Fort Worth Federal Court. The pending defendants’ motion to dismiss was not ruled upon and was transferred with the case to the Fort Worth Federal Court and the parties were instructed to re-file all pleadings with the motion to dismiss.

     On January 31, 2005, the Company and the individual defendants filed a renewed motion in the Fort Worth Federal Court to dismiss the Second Amended Complaint for failure to state a cause of action on several grounds, including: (i) plaintiff failed to plead loss causation by linking any correction of alleged non-disclosures or deceptive disclosures in respect of Tri-State to a decline in the Company’s stock price; (ii) plaintiff failed to challenge the accuracy of the disclosed causes of reported losses which negatively impacted the Company’s stock price; (iii) plaintiff failed to plead that the Company’s alleged statements and omissions in respect of Tri-State were false when made or that the Company knew they were false when made; (iv) the alleged misrepresentations by defendants in respect of Tri-State were immaterial in the context of all disclosures provided to the market; (v) Tri-State was not material to the Company’s performance as a whole and overall; (vi) the Herb Hill lawsuit was not a material pending legal proceeding; (vii) the Company complied with generally accepted accounting principles in its treatment of goodwill associated with the Tri-State acquisition; and (viii) plaintiff failed to plead facts with particularity showing that the defendants acted intentionally or with severe recklessness with respect to the alleged misrepresentations and omissions. The plaintiff has made a filing in the Fort Worth Federal Court in opposition to this motion to dismiss.

     The Second Amended Complaint does not specify the amount of damages plaintiff seeks. Discovery has not commenced. The Company believes that it has meritorious defenses to the claims asserted in plaintiff’s Second Amended Complaint and, although it cannot predict the outcome, intends to vigorously defend the action.

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

Capital Transactions

2005 Recapitalization

     Introduction. On January 21, 2005, the Company consummated a recapitalization pursuant to agreements that it entered into on August 27, 2004 and that were approved by GNAC’s shareholders on January 18, 2005. The agreements were with Goff Moore Strategic Partners, L.P. (“GMSP”), then holder of the Company’s Series A and Series C Preferred Stock and approximately 5% of the outstanding Common Stock; Robert W. Stallings, the Chairman of the Board and then holder of the Company’s Series B Preferred Stock; and First Western Capital, LLC, a limited liability company (“First Western”) owned by James R. Reis. The recapitalization substantially reduced as well as extended the Company’s existing Preferred Stock redemption obligations and resulted in cash proceeds to the Company of approximately $8.7 million (before an estimated $2.2 million in transaction costs and approximately $3.4 million used to redeem the Series C Preferred Stock). The events leading up to, and the transactions constituting, the recapitalization are described below.

     1999 GMSP Transaction. On October 4, 1999 and in conclusion of a strategic alternatives review process that the Board of Directors initiated in 1998 to seek out additional ways to maximize shareholder value (including the possible sale of the Company), the Company sold to GMSP, for an aggregate purchase price of $31,620,000, (i) 31,620 shares of Series A Preferred Stock (stated value $1,000 per share), which were convertible into 6,200,000 shares of Common Stock at a conversion price of $5.10 per share (subject to adjustment for certain events), (ii) the Series A Warrant (which expired unexercised on October 4, 2004) to purchase an aggregate of 1,550,000 - shares of Common Stock at an exercise price of $6.375 per share and (iii) the Series B Warrant expiring October 4, 2006 to purchase an aggregate of 1,550,000 shares of Common Stock at an exercise of $8.50 per share. At closing, the Company and its insurance company subsidiaries entered into investment management agreements with GMSP, pursuant to which GMSP managed their respective investment portfolios. In the securities purchase agreement entered into between GMSP and the Company for the 1999 GMSP transaction, the Company agreed to nominate John C. Goff and another individual selected by GMSP, and to use its best efforts to cause them to be elected to the Board.

     Background of 2001 Transactions with GMSP and Mr. Stallings. In early 2001 it became apparent to management that the Company’s insurance company subsidiaries had suffered more unexpected severe claims development in the fourth quarter of 2000 than originally thought, largely due to runoff from the commercial trucking lines that the Company announced on November 9, 2000 that it had determined to cease writing. As a result the Company was not in compliance with two covenants in its bank credit agreement, and, if the situation were not quickly addressed through the raising of additional equity capital, the Company faced the possibility of a qualified opinion from its auditors on the year ended December 31, 2000 and a downgrade of its A.M. Best rating, which at the time was A-. Under these circumstances the Company approached GMSP for financial assistance. GMSP in turn introduced the Company to Mr. Stallings with whom GMSP has previously had a successful relationship through its investment in Pilgrim Capital Corporation.

     To evaluate the proposals and negotiate with GMSP and Mr. Stallings, the Board appointed a Special Committee of disinterested, independent directors. The Special Committee considered with its financial advisor the alternatives that might be available to the Company, and ultimately the Special Committee concluded that the alternatives most likely to succeed within the short time available would be transactions with GMSP and Mr. Stallings. GMSP’s willingness to invest additional capital in the Company at this critical time was among other things conditioned upon the Company’s agreeing to redeem the Series A Preferred Stock on January 1, 2006.

     2001 GMSP Transaction. On March 23, 2001, the Company consummated another transaction with GMSP pursuant to which, among other things, the Company issued 3,000 shares of its newly created Series C Preferred Stock (stated value of $1,000 per share) to GMSP in exchange for an aggregate purchase price of $3 million in cash. The annual dividend rate on the Series C Preferred Stock was 10% until March 23, 2004 and 20% thereafter. The Series C Preferred Stock was redeemable at the Company’s option after March 23, 2006 and at GMSP’s option after March 23, 2007 at a price of $1,000 per share plus accrued and unpaid dividends. The Series C Preferred Stock was not convertible into Common Stock.

     The agreement with GMSP in connection with the 2001 GMSP transaction was conditioned upon the following changes in the securities acquired by GMSP in the 1999 transaction: (i) the exercise prices of the Series A Warrant and the Series B Warrant held by GMSP were reduced to $2.25 per share and $2.5875 per share, respectively (each of these warrants provided for the purchase of 1,550,000 shares of Common Stock); and (ii) the Series A Preferred Stock was called for redemption by the Company so that on January 1, 2006 the Company would have become obligated to pay $1,000 per share for 31,620 shares ($31.6 million) to the holder to the extent that it could legally do so and, to the extent it could do so, the Company was obligated to pay quarterly an amount equal to 8% interest per annum on any unpaid balance.

     The 2001 agreement with GMSP also provided an opportunity to convert the Company’s illiquid investments with a cost of $4.2 million to cash as of November 2002. In February 2002 and with GMSP’s consent, the Company exercised its option to require GMSP purchase the illiquid investments for approximately $2.1 million.

     2001 Transactions with Robert W. Stallings. On March 23, 2001, the Company sold to Robert W. Stallings for $3 million in cash 3,000 shares of its newly created Series B Preferred Stock (stated value of $1,000 per share) and a warrant expiring March 23, 2006 to purchase an aggregate of 1,050,000 shares of Common Stock at $2.25 per share. The annual dividend provisions and the redemption provisions of the Series B Preferred Stock are the same as those for the Series C Preferred Stock. The Series B Preferred Stock was convertible into 1,333,333 shares of Common Stock at $2.25 per share. Mr. Stallings also entered into a consulting agreement pursuant to which he provided consulting services to the Company’s insurance subsidiaries for $300,000 per annum. In the securities purchase agreement entered into between Mr. Stallings and the Company for this transaction, the Company agreed to nominate Mr. Stallings, and use its best efforts to cause him to be elected to the Board.

     Preferred Stock in Relation to Capital Base. At December 31, 2004, the capital base (total assets less total liabilities) of the Company was $46,546,545 and consisted of Shareholders’ Equity of $12,854,545 and three series of Redeemable Preferred Stock (the Series A Preferred Stock, the Series B Preferred Stock and the Series C Preferred Stock), which were classified under GAAP as mezzanine financing in the aggregate amount of $33,692,000. At December 31, 2004, there was $3,928,000 of unaccreted discount on Redeemable Preferred Stock that remained in Shareholders’ Equity. At December 31, 2004, the per common share Shareholders’ Equity was approximately $0.61, including unaccreted discount on Redeemable Preferred Stock of $0.19; less such unaccreted discount, the per common share Shareholders’ Equity was approximately $0.42 per common share. The aggregate redemption value at December 31, 2004 of the Preferred Stock was $37,620,000 stated value.

     Obligation to Redeem Series A Preferred Stock on January 1, 2006. On March 23, 2001, in satisfaction of a condition to the closing of the sale of $3,000,000 of Series C Preferred Stock to GMSP, the Company called the Series A Preferred Stock for redemption so that on January 1, 2006 the Company would be obligated to pay $31,620,000 to GMSP, subject to certain conditions. To the extent that the Company was restricted from redeeming the Series A Preferred Stock because of the conditions, the Company would be obligated to pay quarterly an amount equal to 8% interest per annum on any unpaid balance.

     Obligation to Redeem Series B and Series C Preferred Stock on March 23, 2007. The Series B and Series C Preferred Stock would become redeemable at the option of the holders commencing March 23, 2007 for the aggregate liquidation amount of $6,000,000 plus accrued dividends, subject to conditions similar to those conditions on the Company’s obligation to redeem the Series A Preferred Stock.

     Background of the Recapitalization. On May 19, 2003 the Board appointed a Special Committee of disinterested, independent directors which was authorized to review any proposal submitted for any investment in a business venture by the Company in which any holder of Preferred Stock or other affiliate was a co-investor or otherwise financially interested. At the time the Company was considering entering the financial services business by acquiring a company already in that business. Since the Company did not have the necessary capital for the transaction, the Company considered obtaining the necessary capital by entering into a joint arrangement with the holders of its Preferred Stock who could have provided necessary capital. Negotiations for such a transaction never developed to the point that management brought it to the Special Committee for its consideration.

     On November 17, 2003 the Board discussed how the writing of additional private passenger automobile insurance policies to provide the possibility of expanded premium and investment income would require the commitment of additional capital in the insurance subsidiaries, but that the taking of dividends out of the insurance company subsidiaries to satisfy dividend obligations to the Preferred Stock would limit these growth opportunities. There was also discussed an opportunity to enter into a potentially long-term exclusive relationship with a general agency in another state that, if it could be properly arranged and executed, possibly could lead to significant growth in premiums written. The Board then discussed the possibility of recapitalizing some or all of the Series A, B and C Preferred Stock in order to ease pressures on the Company’s capital structure and its A.M. Best rating. See “A.M. Best Rating” below. At this Board meeting the mandate of the Special Committee was expanded to authorize and empower the Special Committee to review and evaluate any recapitalization proposal made by any holder of Preferred Stock or other affiliate, and to take all action that in its judgment may be necessary or appropriate in order to evaluate, negotiate, approve or reject any transaction arising out of any such recapitalization proposal. The Special Committee was also granted the authority to engage such investment bankers, counsel and other advisors necessary to help the Special Committee evaluate any recapitalization proposal. The membership of the Compensation Committee and the Special Committee overlapped and, when it became apparent that the recapitalization would require arrangements for the compensation of individual officers and directors, the Special Committee began to meet with the Compensation Committee.

     On August 27, 2004 after 44 meetings, often with its counsel and financial advisors, the Special Committee approved the recapitalization agreements which are described below, and the Compensation Committee approved the related employment arrangements. The Special Committee received a fairness opinion from an independent investment banking firm to the effect that the consideration to be received by the Company in the recapitalization was fair, from a financial point of view, to the holders of the Common Stock other than those affiliated with GMSP, First Western and Mr. Stallings. Later on August 27, 2004 the full Board met and approved the recapitalization agreements and related employment agreements, in each case subject to shareholder approval.

     Recapitalization Transactions. In the recapitalization which closed on January 21, 2005, of the 31,620 shares of Series A Preferred Stock held by GMSP and called in 2001 for redemption on January 1, 2006 at a redemption price of approximately $31.6 million, 13,500 shares (redemption value of $13.5 million) were exchanged for 19,125,612 shares of Common Stock. The remaining 18,120 shares of Series A Preferred Stock (which had been called for redemption in 2006 and have a redemption value of approximately $18.1 million) became redeemable at the option of the holders on January 1, 2011, and became entitled to receive cash dividends at the rate of 6% per annum until January 1, 2006 and 10% per annum thereafter until redemption. Those remaining 18,120 shares of Series A Preferred Stock remain convertible into 3,552,941 shares of Common Stock at $5.10 per share, continue to be entitled to vote on an as-converted basis, and remain redeemable at the option of the Company commencing June 30, 2005 at a price equal to stated value plus accrued dividends. The Company received an option to purchase all of the Series C Preferred Stock from GMSP, which the Company exercised on January 21, 2005 as part of the recapitalization for approximately $3.4 million from the proceeds of the sale of Common Stock in the recapitalization. The expiration date of GMSP’s Series B Warrant to purchase 1,550,000 shares of Common Stock for $2.5875 per share was extended to January 1, 2011. The investment management agreements of the Company and its insurance company subsidiaries with GMSP were terminated, as were the agreements entered into between the Company and GMSP in connection with their 1999 and 2001 transactions.

     Also as part of the recapitalization, (i) Mr. Stallings acquired 13,459,741 shares of Common Stock in exchange for $4,629,042.44 cash, his 3,000 shares of outstanding Series B Preferred Stock and his warrant expiring March 23, 2006 to purchase 1,050,000 shares of Common Stock for $2.25 per share, and (ii) First Western acquired 6,729,871 shares of Common Stock in exchange for $4,037,922 in cash. The purchase price of these shares was $0.60 per share.

     As a result of the recapitalization, the number of shares of Common Stock outstanding increased from 21,169,736 previously to 61,084,960 after closing of the recapitalization. GMSP now owns approximately 33% of the outstanding Common Stock, Mr. Stallings owns approximately 22% and First Western owns approximately 11%.

     In conjunction with the recapitalization, Mr. Stallings became executive Chairman of the Board of the Company, and Mr. Reis became Executive Vice President of the Company with responsibility for risk management. Mr. Stallings’ agreements entered into with the Company in the 2001 transactions were terminated, as was First Western’s consulting agreement with a subsidiary of the Company. Mr. Anderson remains as the Company’s President and Chief Executive Officer.

     The recapitalization agreements with GMSP, First Western and Mr. Stallings provide that, at least until January 21, 2007, the Company will (i) continue to be registered under Section 12(g) of the Securities Exchange Act of 1934 and file reports on Forms 10-K, 10-Q and 8-K (or their equivalents) and proxy statements with the Securities and Exchange Commission and (ii) observe and comply with many of the corporate governance rules promulgated by the New York Stock Exchange (even though the Common Stock is not listed there).

     In its recapitalization agreement, GMSP further agreed that at least until January 21, 2007, it would not purchase or otherwise acquire additional shares of Common Stock if thereafter it would beneficially own more than 37.5% of the voting stock (excluding the shares of Series A Preferred Stock entitled to vote on matters submitted to the holders of Common Stock) and that GMSP would not be deemed collectively to own more than 37.5% of the voting stock solely by reason of the acquisition of Common Stock (i) by Mr. Goff, pursuant to any existing or future Company incentive stock plans, or (ii) pursuant to the conversion of shares of Series A Preferred Stock or the exercise of the Series B Warrant. Additionally, GMSP agreed that during this two year period it would vote the shares of Series A Preferred Stock in respect of each matter submitted to the holders of the Common Stock in proportion to the vote of all shares of Common Stock voted on such matter such that the vote of the shares of Series A Preferred Stock will have no effect on the outcome of any proposal submitted to the holders of the Common Stock. During this two-year period GMSP also is entitled to designate Mr. Goff to serve on the Board for so long as GMSP beneficially owns at least 20% of the voting stock.

     The recapitalization agreements with First Western and Mr. Stallings provide that, at least until January 21,2007 neither of them will purchase or otherwise acquire additional shares of Common Stock if thereafter they would together beneficially own more than 37.5% of the voting stock (provided that they will not be deemed collectively to own more than 37.5% of the voting stock solely by reason of the acquisition of Common Stock by Messrs. Reis and Stallings pursuant to any of the existing or future incentive stock plans). Mr. Stalling’s recapitalization agreement provides that he shall be nominated to the Board for two years after closing and for so long thereafter as he beneficially owns at least 20% of the Common Stock. First Western’s recapitalization agreement provides that during this two year period and for so long thereafter as it owns at least 10% of the voting stock and in the event Mr. Stallings ceases to be a director, First Western may designate another individual (including Mr. Reis) to serve on the Board.

     The following pro forma financial statements are presented: 1) a Pro Forma Consolidated Balance Sheet as of December 31, 2004 showing pro forma adjustments to the Consolidated Balance Sheet as of December 31, 2004 with Notes explaining the pro forma adjustments and 2) Pro Forma Consolidated Statement of Operations for the Year Ended December 31, 2004 showing pro forma adjustments to the Consolidated Statement of Operations for the Year Ended December 31, 2004 with Notes explaining the pro forma adjustments. The Pro Forma Consolidated Balance Sheet presents the effects of the transaction as if it were recorded as of December 31, 2004. The Pro Forma Consolidated Statement of Operations presents the effects of the transaction as if it were effective as of January 1, 2004. The pro forma results are not necessarily indicative of the results of operations which may occur in the future or that would have occurred had the recapitalization been consummated on the date indicated.

PRO FORMA CONSOLIDATED BALANCE SHEET

	Actual as of			Pro Forma as of
	December 31,	Pro Forma		December 31,
	2004	Adjustments		2004
Assets
Investments	$98,241,794			98,241,794
Cash	3,853,434	4,684,470	A	8,537,904
Ceded unpaid claims and claim adjustment expenses	37,063,153			37,063,153
Other assets	25,439,688	(1,627,853)	B	23,811,835

Total assets	$164,598,069	3,056,617		167,654,686

Liabilities, Redeemable Preferred Stock and Shareholders’ Equity
Total liabilities	118,051,524			118,051,524

Redeemable convertible preferred stock – Series A	27,737,000	(11,824,898)	C	15,912,102
Redeemable convertible preferred stock – Series B	2,955,000	(2,955,000)	D	—
Redeemable preferred stock – Series C	3,000,000	(3,000,000)	E	—

Total redeemable preferred stock	33,692,000	(17,779,898)		15,912,102

Common stock	2,201,383	3,991,522	F	6,192,905
Common stock warrants	330,000	(330,000)	G	—
Additional paid-in Capital	101,076,124	18,887,143	H	119,963,267
Accumulated other comprehensive income	468,828			468,828
Retained deficit	(83,527,265)	(1,052,150)	I	(84,579,415)
Unearned compensation on restricted stock		(660,000)	J	(660,000)
Treasury stock	(7,694,525)	—		(7,694,525)

Total shareholders’ equity	12,854,545	20,836,515		33,691,060

Total liabilities, redeemable preferred stock and shareholders’ equity	$164,598,069	3,056,617		167,654,686

NOTES TO PRO FORMA CONSOLIDATED BALANCE SHEET

(A)	Cash to be received from Mr. Stallings for purchase of 7,745,450 shares of Common Stock, cash to be received from First Western for purchase of 6,729,871 shares of Common Stock, less cash to be disbursed to redeem Series C Preferred Stock and cash to be disbursed for professional and other fees and expenses not yet paid.

(B)	Professional and other fees and expenses paid that were recorded in Other assets and that will be charged to Additional paid-in capital.

(C)	Retirement of 13,500 shares of Series A Preferred Stock to be exchanged for 19,125,612 shares of Common Stock and to record an adjustment to the discount on the remaining 18,120 shares of Series A Preferred Stock related to modification of terms.

(D)	Retirement of the 3,000 shares of Series B Preferred Stock to be exchanged for 5,714,292 shares of Common Stock.

(E)	Redemption of the 3,000 shares of Series C Preferred Stock for cash.

(F)	To record par value at $.10 per share of Common Stock to be issued for transactions described in A, B, C, D and grant to Mr. Anderson of 200,000 shares of Common Stock and issuance of 400,000 shares of restricted Common Stock to him;

(G)	To write-down the Series B Warrant and to cancel the Warrant issued to Mr. Stallings.

(H)	Additional paid-in capital is adjusted for transactions described in A, B, C, F and G.

(I)	Retained deficit is adjusted as follows:

•	Nonrecurring deduction of $722,150 which represents the fair value of the Common Stock transferred to the holders of the Preferred Stock over the carrying amount of the Preferred Stock retired or redeemed, net of cancellation of the warrant issued to Mr. Stallings; and

•	Nonrecurring non-cash compensation expense of $330,000 on grant of 200,000 shares of Common Stock to Mr. Anderson at fair value of $1.65 per share (the actual market price per share at grant date).

(J)	To recognize unearned compensation on issuance of 400,000 shares of restricted Common Stock to Mr. Anderson at fair value of $1.65 per share (the actual market price per share at issuance date).

PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

	Actual as of			Pro Forma as of
	December 31,	Pro Forma		December 31,
	2004	Adjustments		2004
Total revenues	48,877,446	620,001	A	49,497,447

Total expenses	43,377,206	584,005	B	43,961,211

Income before Federal income taxes	5,500,240	35,996		5,536,236

Federal income taxes	(8,479)	—		(8,479)

Net income (loss)	$5,508,719	35,996		5,544,715

Net income to common shareholders	$927,973	2,669,543	C	3,597,516

Net income per common share:

Basic	0.04			0.06	D

Diluted	0.04			0.06	E

The preceding Pro Forma Consolidated Statement of Operations do not include the following nonrecurring items:

1)	Regarding Net income and Net income to common shareholders, a nonrecurring expense item of $330,000 that is non-cash compensation to Mr. Anderson resulting from the grant of 200,000 shares of Common Stock to him upon closing of the recapitalization on January 21, 2005.

2)	Regarding Net income to common shareholders, a nonrecurring deduction of $722,150 which represents the fair value of the Common Stock transferred to the holders of the Preferred Stock over the carrying amount of the Preferred Stock retired or redeemed.

NOTES TO PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS

(A)	Reversal of investment management expense incurred with GMSP.

(B)	Additional compensation and compensation related expenses to be incurred in accordance with employment agreements pursuant to which Glenn W. Anderson, Robert W. Stallings and James R. Reis will be entitled to receive annual salaries of $340,000, $300,000 and $200,000, respectively, plus annual bonuses of 2%, 5% and 2.5%, respectively, of the Company’s EBIT as defined in their respective employment agreements.

(C)	Reversal of historical accretion of discount and dividends paid on Redeemable Preferred Stock in 2004, less pro forma accretion of discount and dividends to be recognized on adjusted Series A Preferred Stock and additional compensation and compensation related expenses to be incurred in accordance with employment agreements.

(D)	Net income to common shareholders divided by 61,084,960 shares of Common Stock outstanding (21,169,736 shares currently outstanding plus 39,915,224 shares to be issued).

(E)	The effect of convertible preferred stock is antidulitive, therefore diluted net income per share is reported the same as basic net income per share.

Liquidity and Capital Resources

Parent Company

     GAINSCO, INC. (“GNAC”) is a holding company that provides administrative and financial services for its wholly owned subsidiaries. GNAC needs cash during the next twelve months primarily for: (1) preferred stock dividends, (2) administrative expenses, and (3) investments. The primary source of cash to meet these obligations is existing cash and investment balances. A secondary source, which is not expected to be needed, is statutory permitted dividend payments from its insurance subsidiary, General Agents Insurance Company of America, Inc. (“General Agents”), an Oklahoma corporation. Statutes in Oklahoma restrict the payment of dividends by the insurance company to the available surplus funds. The maximum amount of cash dividends that General Agents may declare without regulatory approval in any 12-month period is the greater of net income for the 12-month period ended the previous December 31 or ten percent (10%) of policyholders’ surplus as of the previous December 31. General Agents could pay dividends to GNAC of $4,148,459, based upon 10% of its surplus amounts at December 31, 2004. GNAC believes the existing cash and liquid investments should be sufficient to meet its expected obligations for 2005 without requiring a dividend from General Agents.

Net Operating Loss Carryforwards

     As a result of losses in prior years, as of December 31, 2004 the Company has net operating loss carryforwards for tax purposes aggregating $72,200,837. These net operating loss carryforwards of $1,124,708, $22,806,147, $33,950,174, $13,686,532 and $633,276, if not utilized, will expire in 2018, 2020, 2021, 2022 and 2023, respectively. The tax benefit of the net operating loss carryforwards is $72,200,837, which is calculated by applying the Federal statutory income tax rate of 34% against the net operating loss carryforwards of $24,548,285.

     In certain circumstances, Section 382 of the Internal Revenue Code may apply to materially limit the amount of the Company’s taxable income that may be offset in a tax year by the Company’s net operating losses carried forward from prior years (the “§ 382 Limitation”). The annual § 382 Limitation generally is an amount equal to the value of the Company (immediately before an “ownership change”) multiplied by the long-term tax-exempt rate for the month in which the change occurs (e.g., 4.27% if the ownership change occurred in March 2005). This annual limitation would apply to all years to which the net operating losses can be carried forward.

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

     The Company believes that the recapitalization transactions described elsewhere in this Report did not trigger a limitation on the Company’s ability to utilize its loss carryforwards for federal income tax purposes. The recapitalization transactions did, however, result in a substantial ownership shift. Future transactions in Company stock by the Company or others could affect the Company’s ability to utilize the net operating loss carryforwards.

Subsidiaries, Principally Insurance Operations

     The primary sources of the insurance subsidiaries’ liquidity are funds generated from insurance premiums, net investment income and maturing investments. The short-term investments and cash are intended to provide adequate funds to pay claims without selling fixed maturity investments. At December 31, 2004, the insurance subsidiaries held short-term investments and cash that provide adequate liquidity for the payment of claims and other short-term commitments.

     With regard to long term liquidity, the average duration of the investment portfolio is approximately .5 years. The fair value of the fixed maturity portfolio at December 31, 2004 was $710,346 above amortized cost, before taxes. Unrealized losses were not material at December 31, 2004 (see Note 2 of Notes to Consolidated Financial Statements). Various insurance departments of states in which the Company operates require the deposit of funds to protect policyholders within those states. At December 31, 2004 and 2003, the balance on deposit for the benefit of such policyholders totaled $10,529,976 and $11,902,432, respectively.

     Net cash used for operating activities was $7,148,709 in 2004, $3,050,682 in 2003 and $64,099,534 in 2002. The cash used for operating activities in 2004 was primarily attributable to claims paid in the runoff lines. The cash used in 2002 was primarily attributable to the transfer of trust assets to the reinsurer for the reserve reinsurance cover agreement in the first quarter of 2002.

     Investments decreased primarily due to negative cash flows from operations as a result of runoff claim payments. At December 31, 2004, 93% of the Company’s investments were investment grade with an average duration of approximately .5 years and were 80% invested in short-term investments. The return on average investments was 2.2% in 2004, 2.9% in 2003 and 3.0% in 2002. The Company classifies its bond securities as available for sale. In February 2002 GMSP purchased the equity investments and the note receivable, classified as “Other investments” for approximately $2,087,000 which was their carrying value at December 31, 2001. In March 2002, the Company reduced the carrying value of a non-rated security to $0 resulting in a write down of $2,010,670 as a result of a significant increase in the default rate in January and February of 2002 in the underlying collateral, which had disrupted the cash flow stream sufficiently to virtually eliminate future cash flows. The unrealized gain associated with the investment portfolio was $468,828 (net of tax effects) at December 31, 2004. The duration of the bonds available for sale is less than the average expected payout of claims.

     Premiums receivable increased as a result of the increase in writings in nonstandard personal auto. This balance is comprised primarily of premiums due from insureds for nonstandard personal auto. The nonstandard personal auto premiums are written with a down payment and monthly payment terms of up to four months. The Company has recorded an allowance for doubtful accounts of $95,000, which it considers adequate at the present time.

     Reinsurance balances receivable decreased primarily as a result of C & CAE paid under the reserve reinsurance cover agreement for commercial lines. This balance is primarily comprised of ceded unpaid C & CAE under the reserve reinsurance cover agreement of $6,183,236 and C & CAE by the Company and due from reinsurers under the Company’s various reinsurance agreements. An allowance for doubtful accounts of $300,792 was recorded for 2004 and $122,484 had been recorded for 2003 regarding the collectibility of amounts due. The increase in the allowance for doubtful accounts in 2004 was due to an increase in disputed claim amounts. Balances written off in previous years have been immaterial. The Company considers the allowance adequate at the present time.

     Ceded unpaid C&CAE decreased primarily as a result of the decrease in unpaid C & CAE with regard to commercial claims subject to the commercial quota share reinsurance agreement. This balance represents unpaid C & CAE which have been ceded to reinsurers under the Company’s various reinsurance agreements, other than the reserve reinsurance cover agreement. These amounts are not currently due from the reinsurers but are expected to become due in the future when the Company pays the claim and requests reimbursement from the reinsurers.

     DPAC increased primarily due to changes of estimates in the calculation of DPAC in 2004 and growth in nonstandard personal auto premiums.

     Deferred Federal income taxes have a valuation allowance for its full amount recorded against the asset. This asset is primarily a tax benefit from net operating loss carry forwards, which can be used to offset tax expense on future operating earnings or capital gains. See earlier discussion under "Results of Operations.” A change in ownership of the Company’s stock greater than 50% (as specified under Internal Revenue Code Section 382) could severely limit the Company’s ability to recover this asset in future periods. See “Net Operating Loss Carryforwards.”

     Funds held by reinsurers decreased as a result of the reinsurer on a nonstandard personal auto quota share reinsurance agreement from earlier years returning funds no longer needed to collateralize the Company’s obligation to the reinsurer. Additionally, funds held by the reinsurer under the commercial quota share reinsurance agreement were applied by the Company against the Company’s contingent commission obligation to the reinsurer, which also accounts for the decrease in Commissions payable.

     Goodwill of $609,000 is associated with the 1998 acquisition of the Lalande Group and reflects a value no more than the estimated fair valuation levels of combined agency and claims handling operations of this type in the personal automobile marketplace. Effective in 2002, goodwill is no longer amortized but is subject to an impairment test based on its estimated fair value. Additional impairment losses could be recorded in future periods.

     Unpaid C & CAE decreased primarily as a result of the settlement of claims in the normal course and favorable development in the ultimate expected liabilities of nonstandard personal auto and commercial lines. As of December 31, 2004, the Company had $58,482,207 in net unpaid C & CAE (Unpaid C & CAE of $95,545,360 less Ceded unpaid C & CAE of $37,063,153). This amount represents management’s best estimate, as derived from the actuarial analysis and was set equal to the selected reserve estimate as established by an independent actuary. The independent actuary identified the recent adverse development in the Company’s unpaid C&CAE and the Company’s decision in 2002 to discontinue writing commercial lines as risk factors. In consideration of these risk factors the independent actuary believes that there are significant risks and uncertainties that could result in material adverse deviation of the unpaid C&CAE. The independent actuary has opined that the unpaid C&CAE: (a) meets the requirements of the insurance laws of the states, (b) are consistent with amounts computed in accordance with the Casualty Actuarial Society Statement of Principles Regarding Property and Casualty Loss and Loss Adjustment Expense Reserves and relevant standards of practice promulgated by the Actuarial Standards Board; and (c) make a reasonable provision for all unpaid C&CAE obligations of the Company under the terms of its contracts and agreements. Management has reviewed and discussed the results of the actuarial analysis with the actuary and believes the reserve estimate selected by the actuary to be the best estimate of reserves at this time.

     As of December 31, 2004, in respect of its commercial and runoff lines, the Company had $44,721,656 in net unpaid C & CAE. Historically, the Company has experienced significant volatility in its reserve projections for its commercial lines. This volatility has been primarily attributable to its commercial automobile and general liability product lines. See Item 1 "Business — Unpaid Claims and Claim Adjustment Expenses.” On February 7, 2002, the Company announced it had decided to discontinue writing commercial lines insurance due to continued adverse claims development and unprofitable results. The Company has been settling and reducing its remaining inventory of commercial claims. See Item 1, “Business –Recent Developments – Discontinuance of Commercial Lines.” As of December 31, 2004, 264 commercial and runoff claims remained. Included in these claims are 32 product liability claims, 30 construction defect type claims, 1 environmental claim and 1 asbestos claim. The average commercial lines claim at December 31, 2004 was approximately $169,400 per claim, at December 31, 2003 the average commercial lines claim was approximately $123,608 per claim.

     As of December 31, 2004, in respect of its nonstandard personal auto line, the Company had $13,760,551 in unpaid C & CAE. These claims generally are shorter tailed than the Company’s commercial and runoff lines claims. At December 31, 2004, the Company had 1,568 nonstandard personal auto claims. The average nonstandard personal auto claim at December 31, 2004 was approximately $8,776 per claim, at December 31, 2003 the average nonstandard personal auto claim was approximately $8,522.

     The Company considers the unpaid C & CAE to be adequate; they are set to equal the selected reserve estimate determined by an independent actuarial firm.

     Unearned premiums increased as a result of the growth in nonstandard personal premiums written mentioned previously.

     Commissions payable decreased primarily due to contingent commission settlements made with the commercial quota share reinsurers during 2004.

     Accounts payable increased primarily due to premiums payable to the carrier the Company uses to write nonstandard personal auto business in Texas (as a result of increased writings) and accrued expenses in conjunction with the recapitalization.

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

     Accumulated other comprehensive income of $468,828 was recorded at December 31, 2004 as a result of the unrealized gains on bonds available for sale, net of tax..

     The decrease in Retained deficit of $927,973 is attributable to the net income of $5,508,719, offset by the accretion of discount on the Series A and Series B Preferred Stock of $3,442,000 and dividends on the Series B and Series C Preferred Stock of $1,138,746.

     The Company is not aware of any current recommendations by regulatory authorities, which if implemented, would have a material effect on the Company’s liquidity, capital resources or results of operations. The Company’s statutory capital exceeds the benchmark capital level under the Risk Based Capital formula for its insurance companies. Risk Based Capital is a method for establishing the minimum amount of capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The tragic events of September 11, 2001 did not impact the Company’s financial results for 2002, 2003 and 2004.

Contractual Obligations

     The following table summarizes the Company’s contractual obligations as of December 31, 2004:

		Payments due by period
		Less than			More than
	Total	1 year	2-3 years	4-5 years	5 years
		Amounts in thousands
Unpaid C & CAE	$95,545	$44,333	$32,198	$11,752	$7,262
Redeemable convertible preferred stock – Series A	31,620	—	31,620	—	—
Redeemable convertible preferred stock – Series B	3,000	—	3,000	—	—
Redeemable preferred stock – Series C	3,000	—	3,000	—	—
Dividends and accretion on preferred stock	5,398	5,119	279	—	—
Operating leases	4,375	1,241	1,749	1,092	293
Employment agreements	1,119	340	680	99	—
Investment management agreements	409	409	—	—	—
Retention agreements	652	652	—	—	—
Consulting agreements	375	300	75	—	—

Total commitments	$145,493	$52,394	$72,601	$12,943	$7,555

     The Company’s unpaid C & CAE do not have contractual maturity dates; however, based on historical payment patterns, the amount presented is management’s estimate of expected timing of C & CAE payments. The timing of C & CAE payments is subject to significant uncertainty. The Company maintains a portfolio of marketable investments with varying maturities and a substantial amount of short-term investments intended to provide adequate cash flows for C & CAE payments.

     On January 21, 2005, the Company consummated a recapitalization pursuant to agreements that it entered into on August 27, 2004 and that were approved by GNAC’s shareholders on January 18, 2005. In the recapitalization $13,500,000 of the Series A Preferred Stock were exchanged for Common Stock. The Company will be obligated to pay $18,120,000 to the holder of the Series A Preferred Stock on January 1, 2011 if not converted. From January 1, 2005 dividends on the Series A Preferred Stock accrue at a rate of 6% per annum until January 1, 2006 and then they accrue at 10% per annum thereafter until redemption. The Series B and Series C Preferred Stock were retired. As a result of the recapitalization mentioned previously, the investment management agreements of the Company and its insurance company subsidiaries with GMSP were terminated. See Note 12 of Notes to Consolidated Financial Statements.

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

Forward-Looking Statements

     Statements made in this report that are qualified with words such as “will be,” “may,” “anticipates,” “intends to engage,” “expects,” “could be impacted,” etc., are forward-looking statements. Investors are cautioned that important factors, representing certain risks and uncertainties, could cause actual results to differ materially from those contained in the forward-looking statements, and they should not place undue reliance on such statements. These factors include, but are not limited to, (a) the change in operational risks associated with increased premium production and expansion into new markets or states (as discussed under “Business Operations – Nonstandard Personal Auto Line”,) (b) heightened competition from existing competitors and new competitor entrants into the Company’s markets, (c) the extent to which market conditions firm up, the acceptance of higher prices in the market place and the Company’s ability to realize and sustain higher rates, (d) contraction of the markets for the Company’s business, (e) factors considered by A.M. Best in its rating of the Company, and acceptability of the Company’s current A.M. Best rating of “B-” (Fair), with a stable outlook, or its future rating, to its end markets, (f) the Company’s ability to effectively adjust and settle remaining claims associated with its exit from the commercial insurance business, (g) the ongoing level of claims and claims-related expenses and the adequacy of claim reserves, (h) the outcome of pending litigation, (i) the effectiveness of investment strategies implemented by the Company, (j) continued justification of recoverability of goodwill in the future, (k) the availability of reinsurance and the ability to collect reinsurance recoverables, including amounts that may become recoverable from reinsurers with less than A.M. Best “Secure” ratings, (l) the limitation on the Company’s ability to use net operating loss carryforwards as a result of constraints caused by ownership changes within the meaning of Internal Revenue Code Section 382, and (m) general economic conditions, including fluctuations in interest rates. In addition, the actual emergence of losses and loss expenses may vary, perhaps materially, from the Company’s estimate thereof, particularly with respect to new business and new markets, because (a) estimates of loss and loss expense liabilities are subject to large potential errors of estimation as the ultimate disposition of claims incurred prior to the financial statement date, whether reported or not, is subject to the outcome of events that have not yet occurred (e.g., jury decisions, court interpretations, legislative changes, subsequent damage to property, changes in the medical condition of claimants, public attitudes and social/economic conditions such as inflation), (b) estimates of losses do not make provision for extraordinary future emergence of new classes of losses or types of losses not sufficiently represented in the Company’s historical data base or which are not yet quantifiable, and (c) estimates of future costs are subject to the inherent limitation on the ability to predict the aggregate course of future events. A forward-looking statement is relevant as of the date the statement is made and the Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which the statements are made. Please refer to the Company’s recent SEC filings for further information regarding factors that could affect the Company’s results.

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

Interest Rate Risk

     The Company’s fixed maturity investments, all of which are available for sale and not for trading Purposes, are subject to interest rate risk. Increases and decreases in interest rates typically result in decreases and increases in the fair value of these investments.

     Most of the Company’s investable assets are in the portfolios of the insurance company subsidiaries and come from premiums paid by policyholders. These funds are invested predominately in high quality fixed maturities with relatively short durations and short term investments. The fixed maturity portfolio had an average duration of 1.7 years at December 31, 2004. The fixed maturity portfolio is exposed to interest rate fluctuations; as interest rates rise, fair values decline and as interest rates fall, fair values rise. The changes in the fair value of the fixed maturity portfolio are presented as a component of shareholders’ equity in accumulated other comprehensive income, net of taxes.

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

     The table below summarizes the Company’s interest rate risk and shows the effect of a hypothetical change in interest rates as of December 31, 2004. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios (dollars in thousands):

			Estimated		Hypothetical
			Fair	Hypothetical	Percentage
	Estimated	Estimated	Value	Percentage	Increase
	Fair	Change in	After	Increase	(Decrease) in
	Value	Interest	Hypothetical	(Decrease)	Shareholders’ Equity
	At	Rates	Change	in	Assuming
	December 31,	(BP=	in Interest	Shareholders’	Redemption of
	2004	basis points)	Rates	Equity	Preferred Stock
U.S. Government and certificates of deposit	$10,940	200 BP Decrease	$11,135	1.52	2.19
		100 BP Decrease	$11,038	.76	1.09
		100 BP Increase	$10,842	(0.76)	(1.09)
		200 BP Increase	$10,745	(1.52)	(2.19)

Corporate bonds	$9,079	200 BP Decrease	$9,555	.3.70	5.33
		100 BP Decrease	$9.317	1.85	2.67
		100 BP Increase	$8,841	(1.85)	(2.67)
		200 BP Increase	$8,603	(3.70)	(5.33)

Short-term	$78,223	200 BP Decrease	$78,358	—	—
Investments		100 BP Decrease	$78,290	—	—
		100 BP Increase	$78,156	—	—
		200 BP Increase	$78,088	—	—

Total Investments	$98,242	200 BP Decrease	$99,048	5.22	7.52
		100 BP Decrease	$98,645	2.61	3.76
		100 BP Increase	$97,839	(2.61)	(3.76)
		200 BP Increase	$97,436	(5.22)	(7.52)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Consolidated Financial Statements are on pages 59 through 96:

The following Consolidated Financial Statements Schedules are on pages 97 through 106:

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

ITEM 9A. CONTROLS AND PROCEDURES

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

     The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, on the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act reports.

     While the Company believes that its existing disclosure controls and procedures have been effective to accomplish their objectives, the Company intends to continue to examine, refine and document its disclosure controls and procedures and to monitor ongoing developments in this area.

ITEM 9B. OTHER INFORMATION

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Board of Directors of the Registrant

     The Board of Directors of the Company consists of the following eight directors as of March 25, 2005:

Name	Age	Director Since
Glenn W. Anderson (3)(4)(5)	52	1998
Robert J. Boulware	48	2005
John C. Goff (3)	49	1997
Joel C. Puckett (1)(3)(5)(6)	61	1979
Sam Rosen	69	1983
Robert W. Stallings (3)	55	2001
Harden H. Wiedemann (1)(2)(6)	52	1989
John H. Williams (1)(2)(3)(5)(6)	71	1990

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Executive Committee.

(4)	Member of the 401(k) Plan Investment Committee.

(5)	Member of the Investment Committee.

(6)	Member of the Nominating Committee.

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

     Robert J. Boulware is President and Chief Executive Officer of ING Funds Distributor, LLC, a wholly owned subsidiary of ING Group engaged in the distribution of mutual funds through intermediary and affiliate channels, with which he has been an executive officer since 1992. Mr. Boulware has specialized in wholesale distribution in financial services for 25 years. Mr. Boulware is a director of Norwood Promotional Products, Inc., a leading supplier of promotional items in the U.S.

     John C. Goff is the Chief Executive Officer and Vice Chairman of Crescent Real Estate Equities, Inc. (NYSE-CEI) (“Crescent”). From 1987 to 1994, Mr. Goff served as Vice President of Rainwater, Inc., acting as a senior investment advisor to, and investor with, Richard E. Rainwater. Beginning in 1990, Mr. Goff was responsible for the development of Mr. Rainwater’s real estate business, designing and implementing the strategy that led to the public offering of Crescent in May 1994. Mr. Goff served as Chief Executive Officer of Crescent through late 1996 when he assumed the role of Vice Chairman. During June 1999, Mr. Goff resumed his role as Chief Executive Officer of Crescent. Crescent currently is one of the nation’s larger publicly traded real estate investment companies. Mr. Goff is on the board of directors of Open Connect Systems, Inc. Prior to joining Rainwater, Inc., Mr. Goff was employed by KPMG LLP from 1981 to 1987. Mr. Goff is a graduate of the University of Texas at Austin and is a certified public accountant.

     Joel C. Puckett was elected non-executive Vice Chairman of the Board on September 6, 2001. Prior to that time, Mr. Puckett had served as non-executive Chairman of the Board since April 1998. Mr. Puckett is a certified public accountant located in Minneapolis, Minnesota. Mr. Puckett has been engaged in the private practice of accounting since 1973.

     Sam Rosen is a partner with the law firm of Shannon, Gracey, Ratliff & Miller, L.L.P., which has provided legal services to the Company since 1979. He has been a partner in that firm or its predecessor since 1966. Mr. Rosen is a director of AZZ Incorporated (NYSE - AZZ).

     Robert C. Stallings has been executive Chairman of the Board and Chief Strategic Officer since January 21, 2005. Mr. Stallings previously served as non-executive Chairman of the Board since September 6, 2001, and prior to that time served as non-executive Vice Chairman of the Board since March 30, 2001. Mr. Stallings also serves as Chairman and President of Stallings Capital Group, Inc., a Dallas-based merchant banking firm specializing in the financial services industry. In addition, he is a trust manager of Crescent Real Estate Equities Co. (NYSE-CEI) and a director of Texas Capital Bancshares, Inc. He is the retired Chairman and founder of ING Pilgrim Capital Corporation, a $20 billion asset management firm which was acquired by ING Group in September 2000. Mr. Stallings had served as Chief Executive Officer of Pilgrim Capital Corporation since 1995 and had been associated with that firm since 1991. GMSP has been an investor in Pilgrim Capital Corporation. Prior to Pilgrim Capital Corporation, Mr. Stallings was Founding Chairman and Chief Executive Officer of Express America Holdings Corporation, a publicly traded mortgage banking company. Mr. Stallings has also held executive positions at First Western Partners, Inc., Phoenix, Arizona; Western Savings & Loan Association, Phoenix, Arizona; Metropolitan Savings & Loan, Dallas, Texas; Murray Savings & Loan, Dallas, Texas; Center Bank, Waterbury, Connecticut; and Old Stone Bank, Providence, Rhode Island.

     Harden H. Wiedemann has been a consultant focusing on healthcare and insurance issues since September 2004. Mr. Wiedemann was Senior Vice-President and Chief Operating Officer of the Lockton-Dunning Benefits Company, an executive benefits firm in Dallas, Texas, primarily servicing large corporate life and health insurance plans, from January to September 2004. From May to November 2003, Mr. Wiedemann was Vice-President-Healthcare of Seisint, Inc., a company in Boca Raton, Florida engaged in the intelligence technologies business. Immediately prior to such time he had been a consultant to numerous companies in the Dallas, Texas area since January 2001. Prior to that time, Mr. Wiedemann was Chairman and Chief Executive Officer of Assurance Medical, Incorporated, a company providing independent oversight of drug testing, with which he had been associated since 1991. Mr. Wiedemann filed a Chapter 7 personal bankruptcy petition in 2001 and received a discharge in 2002.

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

Executive Officers of the Registrant

Information concerning the executive officers of the Company as of March 25, 2005 is set forth below:

Name	Age	Position with the Company
Robert C. Stallings	55	Chairman of the Board and Chief Strategic Officer
Glenn W. Anderson	52	President, Chief Executive Officer and Director
James R. Reis	47	Executive Vice-President
Richard M. Buxton	56	Senior Vice-President
Daniel J. Coots	53	Senior Vice President, Chief Financial Officer and Chief Accounting Officer
John S. Daniels	56	General Counsel and Secretary
Terence J. Lynch	51	Senior Vice President, Chief Investment Officer
Michael S. Johnston	45	President of Personal Lines Division
Marcia L. Buehler	40	Vice President and Controller
Betty J. Graham	59	Vice President
Jackiben N. Wisdom	56	Vice President

     Robert W. Stallings has served as Chief Strategic Officer and executive Chairman of the Board since January 2005. Mr. Stallings’ background appears above under “Board of Directors of the Registrant.”

     Glenn W. Anderson has served as President, Chief Executive Officer and Director of the Company since April 1998. Mr. Anderson’s background appears above under “Board of Directors of the Registrant.”

     Mr. Reis has served as Executive Vice President with responsibility for risk management since January 21, 2005. Since 2001 Mr. Reis has performed management consulting services through First Western Capital, LLC, of which he is the founder, Managing Director and owner and through which he provided consulting services to a subsidiary of the Company from February 1, 2003 to February 21, 2005. Mr. Reis is the retired Vice-Chairman and co-founder of ING Pilgrim Capital Corporation, a financial service company that managed mutual funds and for which he served from 1989 to 2001. In addition to serving as Vice-Chairman, Mr. Reis first served as Pilgrim’s Chief Financial Officer and later as Managing Director of Structured Transactions and Bank Loan Funds. Prior to Pilgrim Capital Corporation, Mr. Reis was co-founder (along with Mr. Stallings), Vice Chairman and Chief Financial Officer of Express America Holdings, a publicly traded mortgage banking company. Mr. Reis has also held executive positions at First Western Partners, Inc., Phoenix, Arizona; Western Savings & Loan, Phoenix, Arizona; Metropolitan Savings & Loan Association, Dallas, Texas; Murray Saving Association, Dallas, Texas; and KPMG LLP. In addition, Mr. Reis is a director of Exeter Life Sciences, Inc. Mr. Reis is a Certified Public Accountant (inactive status) and in 1979 earned a Bachelor of Science in Accounting from St. John Fisher College, Rochester, New York.

     Richard M. Buxton has served as Vice President of the Company since December of 1996. In 1999, Mr. Buxton was promoted to Senior Vice President.

     Daniel J. Coots has served as Vice President, Chief Financial Officer and Chief Accounting Officer of the Company since 1987. In 1991 Mr. Coots was promoted to Senior Vice President. Mr. Coots has been engaged in the property and casualty insurance business since 1983.

     John S. Daniels has served as General Counsel and Secretary since March 2, 2005. Mr. Daniels has been engaged in the private practice of law in Dallas, Texas for more than the past five years.

     Terence J. Lynch has served as Senior Vice President and the Chief Investment Officer of the Company since March 2, 2005. Prior to becoming an employee of the Company, Mr. Lynch had served as a consultant to the Company since February of 2002, primarily involved with the Florida nonstandard auto operation. Previous to that time, he had his own consulting practice for ten years in the area of investments and asset/liability management for financial institutions, as well as derivative strategies for high net worth individuals. Mr. Lynch was employed directly from 1984 to 2002 with several financial institutions, serving as the chief investment officer of two multibillion-dollar thrift institutions.

     Michael S. Johnston joined the Company in October 1998 when the Company acquired Lalande Group and since that time has served as Vice President of National Specialty Lines, Inc., a subsidiary of the Company. Mr. Johnston was promoted to President in March 2003. Mr. Johnston has been engaged in the property and casualty insurance business since 1993.

     Marcia L. Buehler has served as Vice President and Controller of the Company since July 2002. Beginning January 2000 through June 2002, Ms. Buehler served in a part-time capacity as staff accountant for the Company. During 1999, Ms. Buehler served as a part-time consultant to the Company with various accounting responsibilities. From June 1998 to 1999, Ms. Buehler pursued a principally home-based part-time consulting business. Prior to June 1998, Ms. Buehler was Director of Accounting for the Company. Ms. Buehler has been engaged in the property and casualty insurance business since 1989.

     Betty J. Graham has served as Vice President of the Company since March 2003. From January 1997 to March 2003 Ms. Graham served as Second Vice President. Ms. Graham has been engaged in the property and casualty insurance business since 1978.

     Jackiben N. Wisdom has served as Vice President of the Company since January 2002. From 1993 to January 2002, Mr. Wisdom served as Director of Litigation for the Company. Mr. Wisdom has been engaged in the property and casualty insurance business since 1970.

Code of Ethics

     The Company has adopted two codes of ethics. The first code of ethics, titled “GAINSCO, INC. Code of Ethics for Sarbanes-Oxley Section 406 Officers,” applies to the Company’s principal executive officer, principal financial officer, and principal accounting officer or controller, and persons performing similar functions, and is intended to comply with the provisions of Section 406 of the Sarbanes-Oxley Act of 2002, and the rules promulgated thereunder by the Securities and Exchange Commission (the “SEC”). Currently, it applies to Glenn W. Anderson, the Company’s President and Chief Executive Officer, and Daniel J. Coots, the Company’s Senior Vice President, Chief Financial Officer and Chief Accounting Officer. The GAINSCO, INC. Code of Ethics for Sarbanes-Oxley Section 406 Officers was designed to deter wrongdoing and to promote: (i) honest and ethical conduct, includingthe ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (ii) full, fair, accurate, timely, and understandable disclosure in reports and documents that a registrant files with, or submits to, the SEC and in other public communications made by the Company; (iii) compliance with applicable governmental laws, rules and regulations; (iv) the prompt internal reporting of violations of the code of ethics to an appropriate person or persons identified in the code of ethics; and (v) accountability to the code of ethics. The Company is required to disclose in a current report on Form 8-K the nature of any amendment to the this code of ethics, or the nature of any waiver, including any implicit waiver, from a provision of this code of ethics, that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The GAINSCO, INC. Code of Ethics for Sarbanes-Oxley Section 406 Officers was filed as Exhibit 14.1 to the Company’s Form 10-K Report filed March 30, 2004.

     The second code of ethics, titled “GAINSCO, INC. Code of Business Conduct for All Employees,” applies to every employee of the Company, including Messrs. Anderson and Coots. It was designed to achieve the same goals as the first code of ethics, and it is even more encompassing than the first code of ethics. The GAINSCO, INC. Code of Business Conduct for All Employees was filed as Exhibit 14.2 to the Company’s Form 10-K Report filed March 30, 2004.

Other Information to be Supplied

     The remainder of the information required by this Item 10 will be supplied by a Schedule 14A filing or an amendment to this Report, to be filed with the SEC no later than April 29, 2004.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item 11 will be supplied by a Schedule 14A filing or an amendment to this Report, to be filed with the SEC no later than April 29, 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this Item 12 will be supplied by a Schedule 14A filing or an amendment to this Report, to be filed with the SEC no later than April 29, 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 will be supplied by a Schedule 14A filing or an amendment to this Report, to be filed with the SEC no later than April 29, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Item 14 will be supplied by a Schedule 14A filing or an amendment to this Report, to be filed with the SEC no later than April 29, 2005.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of the report:

     1. The following financial statements filed under Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements, December 31, 2004, 2003 and 2002

     2. The following Consolidated Financial Statement Schedules are filed under Part II, Item 8:

Schedule	Description
I	Summary of Investments
II	Condensed Financial Information of the Registrant
III	Supplementary Insurance Information
IV	Reinsurance
VI	Supplemental Information

3. The following Exhibits:

Exhibit No.
*3.1	Restated Articles of Incorporation of Registrant as filed with the Secretary of State of Texas on July 24, 1986 [Exhibit 3.1, filed in Registration Statement No. 33-7846 on Form S-1, effective November 6, 1986].
*3.2	Articles of Amendment to the Articles of Incorporation as filed with the Secretary of State of Texas on June 10, 1988 [Exhibit 3.2, filed in Registration Statement No. 33-25226 on Form S-1, effective November 14, 1988].
*3.3	Articles of Amendment to Articles of Incorporation as filed with the Secretary of State of Texas on August 13, 1993 [Exhibit 3.6, Form 10-K dated March 25, 1994].
*3.4	Statement of Resolution Establishing and Designating Series A Convertible Preferred Stock of Registrant as filed with the Secretary of State of the State of Texas on October 1, 1999 [Exhibit 99.18, Form 8-K filed October 7, 1999].
*3.5	Articles of Amendment to the Statement of Resolution Establishing and Designating the Series A Convertible Preferred Stock of Registrant as filed with the Secretary of State of Texas on January 21, 2005 [Exhibit 4.1, Form 8-K filed January 24, 2005].
*3.6	Bylaws of Registrant as amended [Exhibit 3.5, Form 8-K filed September 7, 2001].
*4.1	Form of Common Stock Certificate [Exhibit 4.6, Form 10-K filed March 28, 1997].

*4.2	Agreement dated August 26, 1994 appointing Continental Stock Transfer & Trust Company transfer agent and registrar [Exhibit 10.28, Form 10-K dated March 30, 1995].
*4.3	Series B Common Stock Purchase Warrant dated as of October 4, 1999 between Registrant and Goff Moore Strategic Partners, L.P. (“GMSP”) [Exhibit 99.20, Form 8-K filed October 7, 1999].
*4.4	First Amendment to Series B Common Stock Purchase Warrant dated as of March 23, 2001 between Registrant and GMSP [Exhibit 99.22, Form 8-K/A filed March 30, 2001].
*4.5	Securities Exchange Agreement dated as of August 27, 2004 between Registrant and GMSP [Exhibit 10.1, Form 8-K filed August 30, 2004].
*4.6	Stock Investment Agreement dated as of August 27, 2004 between Registrant and Robert W. Stallings [Exhibit 10.2, Form 8-K filed August 30, 2004].
*4.7	Stock Investment Agreement dated as of August 27, 2004 between Registrant and First Western Capital, LLC [Exhibit 10.3, Form 8-K filed August 30, 2004].
*4.8	Letter agreement dated as of August 27, 2004 between Registrant and James R. Reis [Exhibit 10.4, Form 8-K filed August 30, 2004].
*4.9	Agreement dated as of October 4, 2004 among Registrant, GMSP, Robert W. Stallings, First Western Capital, LLC, James R. Reis and Glenn W. Anderson [Exhibit 10.9, Form 8-K filed October 4, 2004].
*4.10	Second Amendment to Series B Common Stock Purchase Warrant dated as of January 21, 2005 between Registrant and GMSP [Exhibit 10.10, Form 8-K filed January 24, 2005].
*10.1	1990 Stock Option Plan of the Registrant [Exhibit 10.16, Form 10-K dated March 22, 1991].
*10.2	1995 Stock Option Plan of the Registrant [Exhibit 10.31, Form 10-K filed March 28, 1996].
*10.3	1998 Long Term Incentive Plan of the Registrant [Exhibit 99.8, Form 10-Q filed August 11, 1998].
*10.4	GAINSCO, INC. 401(k) Plan and related Adoption Agreement [Exhibit 10.14, Form 10-Q filed November 14, 2003].
*10.5	Employment Agreement dated April 25, 1998 between Glenn W. Anderson and the Registrant [Exhibit 99.5, Form 10-Q/A filed June 16, 1998].
*10.6	Change of Control Agreement for Glenn W. Anderson [Exhibit 99.7, Form 10-Q/A filed June 16, 1998].
*10.7	Replacement Non-Qualified Stock Option Agreement dated July 24, 1998 between Glenn W. Anderson and the Registrant [Exhibit 99.9, Form 10-Q filed August 11, 1998].
*10.8	Waiver and First Amendment to Employment Agreement dated as of August 27, 2004 between Registrant and Glenn W. Anderson [Exhibit 10.7, Form 8-K filed August 30, 2004].
*10.9	Change in Control Agreement dated as of August 27, 2004 between Registrant and Glenn W. Anderson [Exhibit 10.8, Form 8-K filed August 30, 2004].
*10.10	Restricted Stock Agreement dated as of January 21, 2005 between Registrant and Glenn W. Anderson [Exhibit 10.11, Form 8-K filed January 24, 2005].
*10.11	Employment Agreement dated as of August 27, 2004 between Registrant and Robert W. Stallings [Exhibit 10.5, Form 8-K filed August 30, 2004].
*10.12	Employment Agreement dated as of August 27, 2004 between Registrant and James R. Reis [Exhibit 10.6, Form 8-K filed August 30, 2004].
*10.13	Forms of Change of Control Agreements [Exhibit 10.4, Form 10-K filed March 29, 2002].
*10.14	Forms of Change of Control Agreements [Exhibit 10.4, Form 10-K filed March 29, 2002].
*10.15	Representative Forms of Retention Incentive Agreement [Exhibit 10.30, Form 10-Q filed August 14, 2002].
*10.16	Employment Agreement dated August 17, 1998 between Registrant and Michael S. Johnston [Exhibit 99.12, Form 8-K filed August 26, 1998].
*10.17	Executive Severance Agreement dated as of May 8, 2003 among Michael Johnston, Registrant, National Specialty Lines, Inc., Lalande Financial Group, Inc., DLT Insurance Adjusters, Inc. and MGA Insurance Company, Inc. [Exhibit 10.33, Form 10-Q filed August 14, 2003].

*10.18	Commercial Lease Agreement dated July 31, 2002 between JaGee Real Properties, L.P. and General Agents Insurance Company of America, Inc. [Exhibit 10.27, Form 10-Q filed August 14, 2002].
*10.19	Office Lease dated August 19, 2002 between Crescent Real Estate Funding X, L.P. and the Registrant [Exhibit 10.31, Form 10-Q filed November 14, 2002].
*10.20	Stock Purchase Agreement dated as of November 17, 1999 among Registrant, Tri-State, Ltd., Herbert A. Hill and Alan E. Heidt and related Pledge Agreement dated as of January 7, 2000 executed by the Registrant in favor of Bank One, N.A. and Unlimited Guaranty dated as of January 7, 2000 executed by Tri-State, Ltd. in favor of Bank One, N.A. [Exhibit 10.14, Form 10-K filed March 29, 2000].
*10.21	First Amendment to Stock Purchase Agreement dated May 16, 2000 among Registrant, Tri-State, Ltd., Herbert A. Hill and Alan E. Heidt [Exhibit 10.14, Form 10-Q filed August 11, 2000].
*10.22	Acquisition Agreement dated August 12, 2002 among the Registrant, GAINSCO Service Corp., GAINSCO County Mutual Insurance Company, Berkeley Management Corporation and Liberty Mutual Insurance Company [Exhibit 10.26, Form 10-Q filed August 14, 2002].
*10.23	Acquisition Agreement dated August 12, 2002 among the Registrant, GAINSCO Service Corp., Berkeley Management Corporation, Liberty Mutual Insurance Company, and GAINSCO County Mutual Insurance Company and Amendment to Acquisition Agreement dated December 2, 2002 among the Registrant, GAINSCO Service Corp., Berkeley Management Corporation, Liberty Mutual Insurance Company, and GAINSCO County Mutual Insurance Company [Exhibit 10.26, Form 10-Q filed August 14, 2002 and Exhibit 10.32, Form 8-K filed December 5, 2002].
*10.24	Sponsorship Agreement dated February 7, 2005 between Registrant and Stallings Capital Group Consultants, Ltd. [Exhibit 10.1, Form 8-K filed February 11, 2005].
11.1	Statement regarding Computation of Per Share Earnings (the required information is included in Note [1(m)] of Notes to Consolidated Financial Statements included in this Report and no separate statement is, or is required to be, filed as an exhibit).
*14.1	Registrant's Code of Ethics for Sarbanes-Oxley Section 406 Officers [Exhibit 14.1, Form 10-K filed March 30, 2004].
*14.2	Registrant's Code of Ethics for All Employees [Exhibit 14.2, Form 10-K filed March 30, 2004].
† 21.1	Subsidiaries of Registrant.
† 23.1	Consent of KPMG LLP
† 24.1 - 24.7	Power of Attorney - Robert W. Stallings.
† 24.2	Power of Attorney - Joel C. Puckett.
† 24.3	Power of Attorney - Robert J. Boulware.
† 24.4	Power of Attorney - John C. Goff.
† 24.5	Power of Attorney - Sam Rosen.
† 24.6	Power of Attorney - Harden H. Wiedemann.
† 24.7	Power of Attorney - John H. Williams.
† 31.1	Section 302 Certification of Chief Executive Officer (certification required pursuant to Rule 13a-14(a) and 15d-14(a)).
† 31.2	Section 302 Certification of Chief Executive Officer (certification required pursuant to Rule 13a-14(a) and 15d-14(a)).
† 32.1	Section 906 Certification of Chief Executive Officer (certification required pursuant to 18 U.S.C. 1350).
† 32.2	Section 906 Certification of Chief Financial Officer (certification required pursuant to 18 U.S.C. 1350).

*	Exhibit has previously been filed with the Commission as an exhibit in the filing designated in brackets and is incorporated herein by this reference. Registrant’s file number for reports filed under the Securities Exchange Act of 1934 is 1-9828.

†	Filed herewith (see Exhibit Index).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAINSCO, INC.
(Registrant)

/s/ Glenn W. Anderson
By: Glenn W. Anderson, President

Date: March 30, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
Robert W. Stallings*	Chairman of the Board	March 30, 2005

Robert W. Stallings

Joel C. Puckett*	Vice Chairman of the Board	March 30, 2005

Joel C. Puckett

/s/ Glenn W. Anderson	President, Chief Executive	March 30, 2005

Glenn W. Anderson	Officer and Director

/s/ Daniel J. Coots	Senior Vice President,	March 30, 2005

Daniel J. Coots	Chief Financial Officer and
Chief Accounting Officer

Robert J. Bouleware*	Director	March 30, 2005

Robert J. Bouleware

John C. Goff*	Director	March 30, 2005

John C. Goff

Sam Rosen*	Director	March 30, 2005

Sam Rosen

Harden H. Wiedemann*	Director	March 30, 2005

Harden H. Wiedemann

John H. Williams*	Director	March 30, 2005

John H. Williams

*By:	/s/ Daniel J. Coots
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

     The Company’s consolidated financial statements have been audited by KPMG LLP, an independent registered public accounting firm. The auditors have full access to each member of management in conducting their audits.

     The Audit Committee of the Board of Directors, comprised solely of directors from outside of the Company, meets regularly with management and the independent auditors to review the work and procedures of each. The auditors have free access to the Audit Committee, without management being present, to discuss the results of their work as well as the adequacy of the Company’s accounting controls and the quality of the Company’s financial reporting. The Board of Directors, upon recommendation of the Audit Committee, appoints the independent auditors.

Date: March 30, 2005

/s/ Glenn W. Anderson

Glenn W. Anderson
President and Chief Executive Officer

/s/ Daniel J. Coots

Daniel J. Coots
Senior Vice President, Chief Financial Officer
and Chief Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
GAINSCO, INC.:

     We have audited the accompanying consolidated balance sheets of GAINSCO, INC. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GAINSCO, INC. and subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

     We have also previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of GAINSCO, INC. and subsidiaries as of December 31, 2002, 2001 and 2000, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for the years ended December 31, 2001 and 2000 and we expressed unqualified opinions on those consolidated financial statements.

     In our opinion, the information set forth in the selected financial data for each of the years in the five-year period ended December 31, 2004, appearing under Item 6 in the Company’s 2004 Form 10-K, is fairly presented, in all material respects, in relation to the consolidated financial statements from which it has been derived.

     As discussed in note 1(h) to the consolidated financial statements, effective January 1, 2002, GAINSCO, INC. and subsidiaries adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ KPMG LLP
KPMG LLP

Dallas, Texas March 30, 2005

GAINSCO, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2004 and 2003

	2004	2003
Assets
Investments (note 2):

Fixed maturities:

Bonds available for sale, at fair value (amortized cost: $18,481,902 – 2004, $37,640,725 – 2003)	$19,192,248	40,603,060

Certificates of deposit, at cost (which approximates fair value)	826,582	980,807

Short-term investments, at cost (which approximates fair value)	78,222,964	69,100,442

Total investments	98,241,794	110,684,309

Cash	3,853,434	1,912,981

Accrued investment income	250,450	623,377

Premiums receivable (net of allowance for doubtful accounts: $95,000 – 2004 and $275,000 – 2003)	9,661,593	4,426,370

Reinsurance balances receivable (net of allowance for doubtful accounts: $300,792 – 2004, $122,484 – 2003) (note 5)	8,438,353	16,060,568

Ceded unpaid claims and claim adjustment expenses (notes 1 and 5)	37,063,153	44,063,825

Deferred policy acquisition costs (note 1)	2,381,741	1,291,485

Property and equipment (net of accumulated depreciation and amortization: $3,364,649 – 2004, $4,599,783 – 2003) (note 1)	199,711	338,761

Current Federal income taxes (note 1)	8,479	—

Deferred Federal income taxes (net of valuation allowance: $28,917,989 – 2004, $30,768,699 – 2003) (notes 1 and 6)	—	—

Funds held by reinsurers	20,000	3,596,249

Other assets	3,870,361	2,092,888

Goodwill (note 1)	609,000	609,000

Total assets	$164,598,069	185,699,813

(continued)

GAINSCO, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2004 and 2003

	2004	2003
Liabilities Shareholders’ Equity
Liabilities:
Unpaid claims and claim adjustment expenses	$95,545,360	120,633,225
Unearned premiums (notes 1 and 5)	13,081,658	8,594,939
Commissions payable	735,965	2,740,812
Accounts payable	4,725,868	2,736,294
Reinsurance balances payable (note 5)	341,400	232,409
Deferred revenue	1,108,973	2,310,652
Drafts payable	1,510,015	1,453,715
Deferred Federal income taxes (note 1)	241,517	1,007,194
Other liabilities	760,768	455,168

Total liabilities	118,051,524	140,164,408

Redeemable convertible preferred stock – Series A ($1,000 stated value, 31,620 shares authorized, 31,620 issued at December 31, 2004 and December 31, 2003), liquidation value of $31,620,000 (note 7 and 12)	27,737,000	24,331,000
Redeemable convertible preferred stock – Series B ($1,000 stated value, 3,000 shares authorized, 3,000 issued at December 31, 2004 and December 31, 2003), liquidation value of $3,000,000 (note 7 and 12)	2,955,000	3,855,260
Redeemable preferred stock – Series C ($1,000 stated value, 3,000 shares authorized, 3,000 issued at December 31, 2004 and December 31, 2003), at liquidation value (note 7 and 12)	3,000,000	3,936,260

	33,692,000	32,122,520

Shareholders’ Equity (notes 7, 8 and 12):

Common stock ($.10 par value, 250,000,000 shares authorized, 22,013,830 issued at December 31, 2004 and December 31, 2003)	2,201,383	2,201,383
Common stock warrants	330,000	540,000
Additional paid-in capital	101,076,124	100,866,124
Accumulated other comprehensive income (notes 2 and 3)	468,828	1,955,141
Retained deficit	(83,527,265)	(84,455,238)
Treasury stock, at cost (844,094 shares at December 31, 2004 and December 31, 2003) (note 1)	(7,694,525)	(7,694,525)

Total shareholders’ equity	12,854,545	13,412,885

Commitments and contingencies (notes 5, 8, 9 and 11)

Total liabilities and shareholders’ equity	$164,598,069	185,699,813

See accompanying notes to consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Revenues:
Net premiums earned (note 5)	$39,066,275	34,389,048	60,267,023
Net investment income (note 2)	2,309,212	3,128,098	4,314,933
Net realized gains (note 1)	1,910,359	2,050,236	2,048,848
Other income	5,591,600	4,762,050	6,847,062

Total revenues	48,877,446	44,329,432	73,477,866

Expenses:
Claims and claims adjustment expenses (notes 1 and 5)	27,008,498	25,516,471	56,413,645
Commissions	5,815,539	4,117,022	7,487,346
Change in deferred policy acquisition costs (note 1)	(1,090,256)	382,861	1,513,880
Interest expense	—	104,337	310,095
Underwriting and operating expenses	11,643,425	10,832,969	14,430,090
Goodwill impairment	—	—	2,859,507

Total expenses	43,377,206	40,953,660	83,014,563

Income (loss) before Federal income taxes	5,500,240	3,375,772	(9,536,697)

Federal income taxes (note 6):
Current benefit	(8,479)	—	(2,619,735)
Deferred expense	—	—	1,844,125

Total taxes	(8,479)	—	(775,610)

Net income (loss)	$5,508,719	3,375,772	(8,761,087)

Net income (loss) available to common shareholders	$927,973	(388,634)	(12,088,861)

Income (loss) per common share (notes 1 and 7):
Basic	$.04	(.02)	(.57)

Diluted	$.04	(.02)	(.57)

See accompanying notes to consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)

Years ended December 31, 2004, 2003 and 2002

	2004		2003		2002
Common stock:
Balance at beginning and end of year	$2,201,383		2,201,383		2,201,383

Common stock warrants:
Balance at beginning of year	$540,000		540,000		540,000
Series A warrants expired	(210,000)		—		—

Balance at end of year	$330,000		540,000		540,000

Additional paid-in capital:
Balance at beginning of year	$100,866,124		100,866,124		100,866,124
Common stock warrants expired	210,000		—		—

Balance at end of year	$101,076,124		100,866,124		100,866,124

Retained (deficit) earnings:
Balance at beginning of year	$(84,455,238)		(84,066,604)		(71,977,743)
Net income (loss) for year	5,508,719	5,508,719	3,375,772	3,375,772	(8,761,087)	(8,761,087)
Dividends – redeemable preferred stock (note 7)	(1,138,746)		(740,406)		(670,774)
Accretion of discount on redeemable preferred stock	(3,442,000)		(3,024,000)		(2,657,000)

Balance at end of year	$(83,527,265)		(84,455,238)		(84,066,604)

Accumulated other
Comprehensive income (loss):
Balance at beginning of year	$1,955,141		2,400,722		3,580,690
Unrealized losses on securities, net of reclassification adjustment, net of tax (note 3)	(1,486,313)	(1,486,313)	(445,581)	(445,581)	(1,179,968)	(1,179,968)

Comprehensive income (loss)		4,022,406		2,930,191		(9,941,055)

Balance at end of year	$468,828		1,955,141		2,400,722

Treasury stock:
Balance at beginning and end of year	$(7,694,525)		(7,694,525)		(7,694,525)

Total shareholders’ equity at end of year	$12,854,545		13,412,885		14,247,100

See accompanying notes to consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Cash flows from operating activities:

Net income (loss)	$5,508,719	3,375,772	(8,761,087)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation and amortization	139,506	269,637	622,496
Goodwill impairment	—	—	2,859,507
Impairment of other investments	—	—	2,010,670
Realized gains	(1,910,359)	(2,050,236)	(2,048,848)
Gain on sale of building	—	(181,392)	(455,056)
Deferred Federal income tax expense	—	—	1,844,125
Change in accrued investment income	372,927	91,383	1,363,822
Change in premiums receivable	(5,235,223)	(742,175)	17,557,624
Change in reinsurance balances receivable	7,622,215	15,562,403	30,680,244
Change in ceded unpaid claims and claim adjustment expenses	7,000,672	2,738,289	18,768,859
Change in ceded unearned premiums	—	177,774	21,643,693
Change in deferred policy acquisition costs	(1,090,256)	382,861	1,513,880
Change in funds held asset	3,576,249	3,782,399	(4,945,448)
Change in other assets	(1,777,473)	176,105	2,282,030
Change in unpaid claims and claim adjustment expenses	(25,087,865)	(22,637,739)	(37,787,742)
Change in unearned premiums	4,486,719	15,655	(39,393,638)
Change in commissions payable	(2,004,847)	(3,369,528)	(388,102)
Change in accounts payable	1,989,574	105,228	(5,942,100)
Change in reinsurance balances payable	108,991	232,409	(7,774,187)
Change in deferred revenue	(1,201,679)	(2,140,609)	(4,615,563)
Change in drafts payable	56,300	(178,131)	(5,385,749)
Change in funds held under reinsurance agreements	—	—	(47,783,905)
Change in other liabilities	305,600	283,460	46,880
Change in current Federal income taxes	(8,479)	1,055,753	(11,939)

Net cash used for operating activities	$(7,148,709)	(3,050,682)	(64,099,534)

(continued)

GAINSCO, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Cash flows from investing activities:

Bonds available for sale:
Sold	$14,291,172	16,669,481	92,507,319
Matured	9,132,942	21,638,748	6,645,792
Purchased	(2,399,641)	(14,977,971)	(31,084,498)
Common stock purchased	—	(302,000)	—
Common stock sold	—	304,600	—
Other investments sold	—	—	2,111,712
Certificates of deposit matured	600,000	459,165	645,000
Certificates of deposit purchased	(455,000)	(795,807)	(645,000)
Net change in short-term investments	(9,122,522)	(17,428,885)	(6,544,976)
Sale of other asset	107,417	—	—

Sale of building	—	609,958	5,227,903
Sale of management contract	—	—	1,000,000
Property and equipment (purchased) disposed	(53,939)	(26,080)	281,019

Net cash provided by investing activities	12,100,429	6,151,209	70,144,271

Cash flows from financing activities:
Dividend payment on preferred stock	(3,011,267)	—	—
Payments on note payable	—	(3,700,000)	(7,100,000)

Net cash used for financing activities	(3,011,267)	(3,700,000)	(7,100,000)

Net increase (decrease)in cash	1,940,453	(599,473)	(1,055,263)
Cash at beginning of year	1,912,981	2,512,454	3,567,717

Cash at end of year	$3,853,434	1,912,981	2,512,454

See accompanying notes to consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

(1)	Summary of Accounting Policies

(a)	Basis of Consolidation

The accompanying consolidated financial statements include the accounts of GAINSCO, INC. (“GNAC”) and its wholly-owned subsidiaries (collectively, the “Company”), General Agents Insurance Company of America, Inc. (“General Agents”), General Agents Premium Finance Company, Agents Processing Systems, Inc., Risk Retention Administrators, Inc., GAINSCO Service Corp. (“GSC”), Lalande Financial Group, Inc. (“Lalande”), National Specialty Lines, Inc. (“NSL”) and DLT Insurance Adjusters, Inc. (“DLT”) (Lalande, NSL and DLT collectively, the “Lalande Group”). Midwest Casualty Insurance Company (“MCIC”), wholly owned subsidiary whose accounts were included in the consolidated financial statements in 2002 was liquidated on March 31, 2003 and all of its assets, liabilities and equity were transferred to General Agents. General Agents has one wholly owned subsidiary, MGA Insurance Company, Inc. (“MGA”) which, in turn, owns 100% of MGA Agency, Inc. GSC has one wholly owned subsidiary, MGA Premium Finance Company. All significant intercompany accounts have been eliminated in consolidation.

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

See Note 12 Subsequent Event regarding a recapitalization of the Company consummated on January 21, 2005.

(b)	Nature of Operations

On February 7, 2002, the Company announced its decision to discontinue writing commercial lines insurance business due to continued adverse claims development and unprofitable results.

During 2001 the Company was predominately a property and casualty insurance company concentrating its efforts on nonstandard markets within the commercial, personal and specialty insurance lines. Beginning in 2002, the Company became predominantly a property and casualty insurance company concentrating its efforts on nonstandard personal auto markets. During 2004 the Company was approved to write insurance in 39 states and the District of Columbia on a non-admitted basis and in 44 states and the District of Columbia on an admitted basis. The Company currently markets its nonstandard personal auto line through over 1,800 non-affiliated retail agencies. Approximately 90% of the Company’s gross premiums written during 2004 resulted from risks located in Florida.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

On August 12, 2002, the Company announced its decision to put itself in a position to exit its remaining active insurance business, personal auto, in as orderly and productive a fashion as possible. In June 2002, the Company entered into a letter of intent to sell its Miami, Florida based operation, the Lalande Group, to an unaffiliated party. In September 2002 negotiations in respect of the possible transaction were terminated. In conjunction with this process, the Company evaluated the related goodwill and recorded an impairment of approximately $2.9 million during the second quarter 2002. The remaining goodwill as of December 31, 2004 is $609,000 and is related to the 1998 acquisition of the Lalande Group. Operationally, the Company implemented rate increases and other measures to enhance the profit potential of this business in 2003 and its future strategic direction.

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

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

In July 2002 the Company also entered an office lease with an unaffiliated third party to house the Company’s commercial insurance operations. The lease is for a term of five years, although the Company may terminate the lease at its option after the expiration of three years. The annual base rental expense is $105,770.

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

Realized gains and losses on investments for the years ended December 31, 2004, 2003 and 2002 are presented in the following table:

	Years ended December 31
	2004	2003	2002
Realized gains:
Bonds	$1,966,750	1,867,079	4,076,680
Common stock	—	2,600	—
Sale of building	—	181,392	455,056
Other	107,417	—	—

Total realized gains	2,074,167	2,051,071	4,531,736

Realized losses:
Bonds	163,808	—	470,891
Impairment of bonds	—	—	2,010,670
Other investments	—	835	1,327

Total realized losses	163,808	835	2,482,888

Net realized gains	$1,910,359	2,050,236	2,048,848

During 2002, the Company reduced the carrying value of a non-rated commercial mortgage backed security to $0 resulting in a write down of $2,010,670 as a result of a significant increase in the default rate in January and February of 2002 in the underlying commercial mortgage portfolio, which had disrupted the cash flow stream sufficiently to make future cash flows unpredictable. This write down was offset by net realized gains of $3,604,462 recorded from the sale of various bond securities.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

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

Proceeds from the sale of bond securities totaled $14,291,172, $16,669,481 and $92,507,319 in 2004, 2003 and 2002, respectively. Proceeds from the sale of common stocks totaled $302,000 in 2003. There were no sales of common stocks in 2004 and 2002. Proceeds from the sale of other investments totaled $2,111,712 in 2002. There were no sales of other investments in 2004 and 2003.

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

(e)	Deferred Policy Acquisition Costs and Deferred Ceding Commission Income

Policy acquisition costs, principally commissions and premium taxes, are deferred and charged to operations over periods in which the related premiums are earned. Deferred ceding commission income represents commissions received from reinsurers for premiums ceded to reinsurers, which have not been earned by the Company since the related premiums have not yet been earned. Commission income is paid to the Company by reinsurers as a recovery of the Company’s acquisition costs. FASB Statement of Financial Accounting Standards No. 113, paragraphs 18.b and 29, requires this revenue to reduce applicable unamortized acquisition costs in such a manner that unamortized acquisition costs are capitalized and charged to expense in proportion to net revenue recognized. The change in the resulting deferred asset is charged (credited) to operations. The Company utilizes investment income when assessing recoverability of deferred policy acquisition costs. The Company recorded impairments on its deferred policy acquisition costs at December 31, 2002 of $28,386 related to the property and commercial auto lines of business.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

Information relating to these net deferred amounts, as of and for the years ended December 31, 2004, 2003 and 2002 is summarized as follows:

	2004	2003	2002
Asset balance, beginning of period	$1,291,485	1,674,346	3,188,226

Deferred commissions	7,295,026	4,078,890	8,150,820
Deferred premium taxes, boards & bureaus and fees	664,234	675,102	1,321,660
Deferred ceding commission income	—	—	(7,955)
Amortization	(6,869,004)	(5,136,853)	(10,950,019)
Impairment	—	—	(28,386)

Net change	1,090,256	(382,861)	(1,513,880)

Asset balance, end of period	$2,381,741	1,291,485	1,674,346

The increase in deferred commissions in 2004 is primarily attributable to the increase in nonstandard personal auto writings. The decrease in deferred commissions and deferred premium taxes, boards & bureaus and fees in 2003 is primarily attributable to the decrease in premium writings in 2003.

(f)	Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets (30 years for buildings and primarily 5 years for furniture and 3 years for software and equipment).

The following schedule summarizes the components of property and equipment:

	As of December 31
	2004	2003
Land	$14,000	14,000
Buildings and leasehold improvements	6,944	48,596
Furniture and equipment	1,067,553	2,149,508
Software	2,475,863	2,726,440
Accumulated depreciation and amortization	(3,364,649)	(4,599,783)

	$199,711	338,761

The decrease in buildings and leasehold improvements is a result of the sale of an office building the Company was leasing to an unaffiliated party. The decrease in furniture and equipment and in software is a result of disposing of obsolete and fully depreciated items in these categories. The decrease in accumulated depreciation and amortization is a result of the disposals in all categories.

(g)	Software Costs

Computer software costs relating to programs for internal use are recorded in property and equipment and are amortized using the straight-line method over three years or the estimated useful life, whichever is shorter.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

(h)	Goodwill

Goodwill represents the excess of purchase price over fair value of net assets acquired. In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“Statement 141”) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“Statement 142”). Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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

Statement 141 required, upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company was required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset was identified as having an indefinite useful life, the Company was required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. The Company did not record any impairments as a result of the adoption of Statement 142.

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

December 31, 2004, 2003 and 2002

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

The remaining goodwill as of December 31, 2004 of $609,000 is related to the 1998 acquisition of the Lalande Group and reflects a value no more than the estimated fair valuation of combined agency and claims handling operations of this type in the nonstandard personal auto marketplace. Effective in 2002, goodwill is no longer amortized but will be subject to an impairment test based on its estimated fair value. Therefore, additional impairment losses could be recorded in future periods.

(i)	Treasury Stock

The Company records treasury stock in accordance with the “cost method” described in Accounting Principles Board Opinion (“APB”) 6. The Company held 844,094 shares of Common Stock as treasury stock at December 31, 2004 and 2003 with a cost basis of $9.12 per share.

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

The Company maintains reserves for the payment of claims and claim adjustment expenses for both case and IBNR under policies written by its subsidiaries. These claims reserves are estimates, at a given point in time, of amounts that the Company expects to pay on incurred claims based on facts and circumstances then known. The amount of case claims reserves is primarily based upon a case-by-case evaluation of the type of claim involved, the circumstances

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

surrounding the claim, and the policy provisions relating to the type of claim. The amount of IBNR claims reserves is determined on the basis of historical information and anticipated futureconditions by lines of insurance and actuarial review. Reserves for claim adjustment expenses are intended to cover the ultimate costs of settling claims, including investigation and defense of lawsuits resulting from such claims. Inflation is implicitly reflected in the reserving process through analysis of cost trends and review of historical reserve results.

The process of establishing claims reserves is imprecise and reflects significant judgmental factors. In many liability cases, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured claim and the settlement of the claim. The actual emergence of claims and claim adjustment expenses may vary, perhaps materially, from the Company’s estimates thereof, because (a) estimates of claims and claim adjustment expense liabilities are subject to large potential errors of estimation as the ultimate disposition of claims incurred prior to the financial statement date, whether reported or not, is subject to the outcome of events that have not yet occurred (e.g., jury decisions, court interpretations, legislative changes (even after coverage is written and reserves are initially set) that broaden liability and policy definitions and increase the severity of claims obligations, subsequent damage to property, changes in the medical condition of claimants, public attitudes and social/economic conditions such as inflation), (b) estimates of losses do not make provision for extraordinary future emergence of new classes of losses or types of losses not sufficiently represented in the Company’s historical data base or which are not yet quantifiable, and (c) estimates of future costs are subject to the inherent limitation on the ability to predict the aggregate course of future events.

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

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

The following table sets forth the changes in unpaid claims and claim adjustment expenses, net of reinsurance cessions, as shown in the Company’s consolidated financial statements for the periods indicated:

	As of and for the
	years ended December 31
	2004	2003	2002
		(Amounts in thousands)
Unpaid claims and claim adjustment expenses, beginning of period	$120,633	143,271	181,059
Less: Ceded unpaid claims and claim adjustment expenses, beginning of period	44,064	46,802	65,571

Net unpaid claims and claim adjustment expenses, beginning of period	76,569	96,469	115,488

Net claims and claim adjustment expense incurred related to:

Current period	28,908	22,965	50,518
Prior periods	(1,900)	2,551	5,896

Total net claim and claim adjustment expenses incurred	27,008	25,516	56,414

Net claims and claim adjustment expenses paid related to:
Current period	17,594	13,381	23,203
Prior periods	27,501	32,035	52,230

Total net claim and claim adjustment expenses paid	45,095	45,416	75,433

Net unpaid claims and claim adjustment expenses, end of period	58,482	76,569	96,469
Plus: Ceded unpaid claims and claim adjustment expenses, end of period	37,063	44,064	46,802

Unpaid claims and claim adjustment expenses, end of period	$95,545	120,633	143,271

The decrease in the unpaid claims and claim adjustment expenses during 2004 and 2003 is primarily attributable to the exiting of commercial lines and the orderly run-off of the remaining commercial lines claims. The commercial general liability lines recorded unfavorable development in the 2000 and 2001 accident years, which was offset to some extent with favorable development recorded for the commercial auto and nonstandard personal auto lines in the 1999 and 2002 accident years. For 2002 the development in claims and claim adjustment expenses incurred was primarily the result of unanticipated development of commercial auto claims for the 2001 and 2000 accident years and commercial general liability claims for the 2001, 2000, 1999, 1997 and 1993 accident years. At December 31, 2004 the Company believes that the unpaid claims and claim adjustment expenses and the reinsurance agreements currently in force are sufficient to support the future emergence of prior year claim and claim adjustment expenses.

(l)	Income Taxes

The Company and its subsidiaries file a consolidated Federal income tax return. Deferred income tax items are accounted for under the “asset and liability” method which provides for temporary differences between the reporting of earnings for financial statement purposes and for tax purposes, primarily deferred policy acquisition costs, the discount on unpaid claims and claim adjustment expenses, net operating loss carry forwards and the nondeductible portion of the change in unearned premiums. The Company did not pay income taxes during 2004, 2003 and 2002.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

The Company recognized a current tax benefit of $2,607,796 during 2002 as a result of a carry back of alternative minimum tax losses. A change in the tax law during 2002 extended the carry back period for losses to offset income in earlier periods. As a result, the Company was entitled to a tax refund, which it received in October 2002.

(m)	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Years ended December 31
	2004	2003	2002
Numerator:
Net income (loss)	$5,508,719	3,375,772	(8,761,087)
Preferred stock dividends	(1,138,746)	(740,406)	(670,774)
Accretion of discount on preferred stock	(3,442,000)	(3,024,000)	(2,657,000)

Numerator for basic earnings (loss) per share – income (loss) available to common shareholders	927,973	(388,634)	(12,088,861)

Effect of dilutive securities:
Preferred stock dividends	1,138,746	740,406	670,774
Accretion of discount on preferred stock	3,442,000	3,024,000	2,657,000

	4,580,746	3,764,406	3,327,774

Numerator for diluted earnings (loss) per share – income (loss) available to common shareholders after assumed conversions	$5,508,719	3,375,772	(8,761,087)

Denominator:
Denominator for basic earnings (loss) per share – weighted average shares	$21,169,736	21,169,736	21,169,736

Effect of dilutive securities:
Convertible preferred stock	7,533,333	7,533,333	7,533,333

Dilutive potential common shares	7,533,333	7,533,333	7,533,333

Denominator for diluted earnings (loss) per share – adjusted weighted average shares & assumed conversions	$28,703,069	28,703,069	28,703,069

Basic earnings (loss) per share	$0.04	(0.02)	(0.57)

Diluted earnings (loss) per share (1)	$0.04	(0.02)	(0.57)

(1)	The effects of convertible preferred stock and common stock equivalents are antidilutive for the 2004, 2003 and 2002 periods; therefore, diluted earnings (loss) per share is reported the same as basic earnings (loss) per share. Series A and Series B Preferred Stock are convertible into an aggregate of 7,533,333 shares of Common Stock. Warrants can be exercised to purchase an aggregate of 2,600,000 shares of Common Stock and options can be exercised to purchase an aggregate of 721,693 shares of Common Stock. Convertible preferred stock and common stock equivalents are convertible or exercisable at prices in excess of the price of the Common Stock on December 31, 2004.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

(n)	Stock-Based Compensation

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

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.” This Statement amends FASB Statement No. 123, “Accounting for Stock Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

The Company applies APB 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost been determined consistent with Statement 123 for the options granted, the Company’s net income and earnings per share would have been the pro forma amounts indicated below:

	Years ended December 31
	2004	2003	2002
Numerator:
Net income (loss) as reported	$5,508,719	3,375,772	(8,761,087)
Compensation cost	(140,871)	(279,155)	(330,671)

Proforma net income (loss)	5,367,848	3,096,617	(9,091,758)
Effect of dilutive securities	(4,580,746)	(3,764,406)	(3,327,774)

Numerator for pro forma basic earnings (loss) per share – pro forma income (loss) available to common shareholders	787,102	(667,789)	(12,419,532)

Effect of dilutive securities	4,580,746	3,764,406	3,327,774

Numerator for pro forma dilutive earnings (loss) per share – pro forma income (loss) available to common shareholders after assumed conversions	$5,367,848	3,096,617	(9,091,758)

Denominator:
Denominator for basic earnings (loss) per share – weighted average shares	$21,169,736	21,169,736	21,169,736

Denominator for diluted earnings (loss) per share – adjusted weighted average shares & assumed conversions	$28,703,069	28,703,069	28,703,069

Pro forma basic earnings (loss) per share	$.04	(.03)	(.59)

Pro forma diluted earnings (loss) per share (1)	$.04	(.03)	(.59)

(1)	The effects of convertible preferred stock and common stock equivalents are antidilutive for all periods; therefore, pro forma diluted earnings (loss) per share is reported the same as pro forma basic earnings (loss) per share.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

There were no options granted during 2004, 2003 and 2002.

(o)	Leases

The following table summarizes the Company’s lease obligations as of December 31, 2004.

Payments due by period
		Less than			More than
			2-3	4-5
	Total	1 year	years	years	5 years
Amounts in thousands
Total operating leases	$4,375	1,241	1,749	1,092	293

(p)	Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123®”), which requires the cost resulting from stock options be measured at fair value and recognized in earnings. This Statement replaces Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” which permitted the recognition of compensation expense using the intrinsic value method. SFAS No. 123® will be effective July 1, 2005. We estimate that the impact of adoption of SFAS No. 123® will approximate the impact of the adjustments made to determine pro forma net income and pro forma earnings per share under Statement No. 123. The Company plans to adopt SFAS No. 123® on July 1, 2005 using the modified-retrospective method, revising all prior periods.

(2)	Investments

The following schedule summarizes the components of net investment income:

	Years ended December 31
	2004	2003	2002
Investment income on:

Fixed maturities	$2,202,790	3,428,649	5,423,135
Common stocks	—	—	209
Short-term investments	774,623	496,118	605,456

	2,977,413	3,924,766	6,028,800
Investment expenses	(668,201)	(796,668)	(1,713,867)

Net investment income	$2,309,212	3,128,098	4,314,933

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

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

The following schedule summarizes the amortized cost and estimated fair values of investments in debt securities:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Amounts in thousands)
Fixed maturities:
Bonds available for sale:
U.S. Government – 2004	$10,119	36	(42)	10,113
U.S. Government – 2003	$11,800	207	—	12,007

Corporate bonds – 2004	8,363	716		9,079
Corporate bonds – 2003	25,841	2,775	(20)	28,596

Certificates of deposit – 2004	827	—	—	827
Certificates of deposit – 2003	981	—	—	981

Total Fixed maturities – 2004	$19,309	752	(42)	20,019
Total Fixed maturities – 2003	$38,622	2,982	(20)	41,584

The following schedule summarizes the gross unrealized losses showing the length of time that investments have been continuously in an unrealized loss position as of December 31, 2004:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Amounts in thousands)
US Government	$991	9	6,311	33	7,302	42
Corporate bonds	—	—	—	—	—	—

Total temporarily impaired securities	$991	9	6,311	33	7,302	42

None of the investments have been in an unrealized loss position for longer than one year. The unrealized losses are considered temporary, they are primarily the result of interest rate fluctuations and they comprise less than 1% of Total shareholders’ equity. The Company expects to receive all interest and principal payments on these investments if they are held to maturity. At December 31, 2004, all of these investments were reviewed and the Company believes there are no indications of impairment.

As of December 31, 2004 the Standard and Poor’s ratings on the Company’s bonds available for sale were in the following categories: 53% AAA, 1% AA, 2% A, 5% BBB, 25% B and 14% CCC.

The amortized cost and estimated fair value of debt securities at December 31, 2004 and 2003, by maturity, are shown below.

	2004		2003
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Amounts in thousands)
Due in one year or less	$10,912	10,975	7,894	8,146
Due after one year but within five years	6,455	7,042	20,265	21,608
Due after five years but within ten years	1,942	2,002	10,463	11,830

	$19,309	20,019	38,622	41,584

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

Estimated fair value of investments were approximately $10,530,000 and $11,902,000, at December 31, 2004 and 2003, respectively, were on deposit with various regulatory bodies as required by law.

(3)	Accumulated Other Comprehensive Income (Loss)

The following schedule presents the components of the change in accumulated other comprehensive (loss) income:

	Years ended December 31
	2004	2003	2002
Unrealized gains (losses) on securities:
Unrealized holding (losses) gains during period	$(341,630)	1,193,722	1,815,607
Less: Reclassification adjustment for amounts included in net income for realized gains	1,910,359	1,868,844	3,604,462

Other comprehensive loss before Federal income taxes	(2,251,989)	(675,122)	(1,788,855)
Federal income tax benefit	(765,676)	(229,541)	(608,887)

Other comprehensive loss	$(1,486,313)	(445,581)	(1,179,968)

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

The Company recorded interest expense of $0, $104,377, and $310,095 during 2004, 2003 and 2002, respectively. The Company paid interest of $0, $104,377, and $354,140 during 2004, 2003 and 2002, respectively. The Company made unscheduled principal payments of $3,700,000 in 2003. The Company made a scheduled principal payment of $500,000 and an unscheduled principal prepayment of $500,000 in 2002.

(5)	Reinsurance

On February 7, 2002, the Company announced its decision to cease writing commercial lines insurance due to continued adverse claims development and unprofitable underwriting results. Commercial lines insurance also includes specialty lines.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

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

Effective December 31, 2000, the Company entered into a quota share reinsurance agreement whereby the Company ceded 100% of its commercial auto liability unearned premiums and 50% of all other commercial business unearned premiums at December 31, 2000 to a non-affiliated reinsurer. For policies with an effective date of January 1, 2001 through December 31, 2001, the Company entered into a quota share reinsurance agreement whereby the Company ceded 20% of its commercial business to a non-affiliated reinsurer. Also effective December 31, 2000, the Company entered into a reserve reinsurance cover agreement with a non-affiliated reinsurer. This agreement reinsures the Company’s ultimate net aggregate liability in excess of $32,500,000 up to an aggregate limit of $89,650,000 for net commercial auto liability losses and loss adjustment expense incurred but unpaid as of December 31, 2000. At December 31, 2004 a deferred reinsurance gain of $1,108,973 has been recorded in Deferred revenues and $1,201,679 has been recorded in Other income. The Deferred revenue will be recognized in income in future periods based upon the ratio of claims paid in the $57,150,000 layer to the total of the layer. The Company established a reinsurance balance receivable and a liability for funds held under reinsurance agreements for the reserves transferred at December 31, 2001 and December 31, 2000. Also in connection with this agreement, the Company was required to maintain assets in a trust fund with a fair value at least equal to the funds held liability. The trust fund was established during the third quarter of 2001 and at December 31, 2001 the assets in the trust had a fair value of $49,553,698. Because the Company’s statutory policyholders’ surplus fell below certain levels specified in the agreement, the reinsurer had the option to direct the trustee to transfer the assets of the trust to the reinsurer. On March 29, 2002, the reinsurer exercised this option and the trust assets were transferred to the reinsurer. As a result, investments and funds held under reinsurance agreements were reduced by approximately $44,000,000. The Company recorded a realized gain of approximately $486,000 as a result of these transactions. The reinsurer continues to be responsible for reimbursing the Company for claim payments covered under this agreement.

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

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

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

Personal Lines

For its umbrella coverages with policy effective dates occurring between 1999 and 2001, the Company has excess casualty reinsurance for 100% of umbrella claims exceeding $1,000,000 up to $10,000,000 policy limits. For policies with an effective date occurring prior to February 1, 2001, the Company has quota share reinsurance for 75% of the first $1,000,000 of umbrella claims resulting in a maximum net claim retention per risk of $250,000. For policies with an effective date occurring February 1, 2001 through December 31, 2001, the Company has quota share reinsurance for 77.5% of the first $1,000,000 of umbrella claims resulting in a maximum net claim retention per risk of $225,000.

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

The Company’s nonstandard personal auto business produced by NSL and, prior to August 1, 2001, by Tri-State or written on a direct basis through MCIC. For business produced by NSL with an effective date of April 1, 2000 through December 31, 2000, the Company has excess of loss reinsurance for 100% of claims in excess of $25,000 up to the $100,000 policy limits and quota share reinsurance for 20% of the

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

first $25,000 of claims resulting in a maximum net claim retention per risk of $20,000. For business produced by NSL with an effective date of January 1, 2001 through December 31, 2001, the Company has excess of loss reinsurance for 100% of claims in excess of $25,000 up to the $100,000 policy limits and quota share reinsurance for 50% of the first $25,000 of claims resulting in a maximum net claim retention per risk of $12,500. For 2002 the Company wrote nonstandard personal auto policies with liability limits up to $25,000. In 2003 and 2004 nonstandard personal auto policy liability limits do not exceed $40,000.

For business produced by Tri-State or written on a direct basis with MCIC with an effective date prior to August 1, 2001, the Company has excess of loss reinsurance for 100% of claims in excess of $25,000 up to the $100,000 policy limits and quota share reinsurance for 50% of the first $25,000 of claims resulting in a maximum net claim retention per risk of $12,500.

For 2001, the Company carried catastrophe property reinsurance to protect it against catastrophe occurrences for 95% of the property claims that exceed $1,500,000 but do not exceed $13,000,000 for a single catastrophe as well as second event catastrophe property reinsurance for 100% of $1,000,000 excess of $500,000 on a second catastrophic event. In 2002, the Company carried catastrophe property reinsurance to protect it against catastrophe occurrences for property claims that exceed $500,000 but do not exceed $7,000,000. The Company did not have catastrophe reinsurance for business written in 2003 because of the exit from commercial lines and because the cost for coverage for the remaining personal lines was determined to be excessive in relation to the evaluation of risks to be retained. For 2004 the Company had catastrophe reinsurance on its nonstandard personal auto physical damage business for property claims of $1,500,000 in excess of $500,000 for a single catastrophe, as well as aggregate catastrophe property reinsurance for $1,500,000 in excess of $750,000 in the aggregate.

Effective August 1, 2001, MGA and MCIC entered into a fronting arrangement with Tri-State. All business written under this fronting arrangement was ceded to a non-affiliated reinsurer rated “A+ (Superior)” by Best’s. The reinsurer has fully indemnified the Company against business, credit and insurance risk. This fronting arrangement was placed into run off during the second quarter of 2002.

MGA utilized a reinsurance arrangement in Florida whereby premiums were ceded to a non-affiliated authorized reinsurer and the reinsurer ceded the premiums to General Agents. This was necessary because General Agents was not an authorized reinsurer in Florida until the fourth quarter of 2000. These reinsurance agreements were commuted in the first quarter of 2003, resulting in MGA assuming the business from the non-affiliated reinsurer.

The amounts deducted in the consolidated financial statements for reinsurance ceded as of and for the years ended December 31, 2004, 2003 and 2002 respectively, are set forth in the following table.

	2004	2003	2002
Premiums earned	$273,962	83,183	17,748,690
Premiums earned – Florida business	$—	—	(8,687)
Premiums earned – fronting arrangements	$—	140,970	7,747,565

Claims and claim adjustment expenses	$4,114,524	8,862,089	22,977,004
Claims and claim adjustment expenses – Florida business	$—	(556,574)	703,768
Claims and claim adjustment expenses – plan servicing	$158,096	2,668	(642,854)
Claims and claim adjustment expenses – fronting arrangements	$45,121	(745,052)	(2,569,379)

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

Claims ceded to the commercial automobile plans of Arkansas, California, Louisiana, Mississippi and Pennsylvania are designated as “plan servicing”.

The amounts included in the consolidated balance sheets for reinsurance ceded to the commercial automobile plans of Arkansas, California, Louisiana, Mississippi, and Pennsylvania and reinsurance ceded under fronting arrangements were as follows:

	2004	2003
Unpaid claims and claim adjustment expenses – plan servicing	$—	117,639
Unpaid claims and claim adjustment expenses – fronting arrangements	$265,447	682,319

The Company remains directly liable to its policyholders for all policy obligations and the reinsuring companies are obligated to the Company to the extent of the reinsured portion of the risks.

Assumed

The Company has in the past, utilized reinsurance arrangements with various non-affiliated admitted insurance companies, whereby the Company underwrote the coverage and assumed the policies 100% from the companies. These arrangements required that the Company maintain escrow accounts to assure payment of the unearned premiums and unpaid claims and claim adjustment expenses relating to risks insured through such arrangements and assumed by the Company. As of December 31, 2004, 2003, and 2002, the balance in such escrow accounts totaled $7,057,712, $12,137,266 and $7,817,264, respectively. For 2004, 2003 and 2002 the premiums earned by assumption were $1,697,673, $1,923,893 and $1,738,792, respectively. The assumed unpaid claims and claim adjustment expenses were $6,776,732, $10,954,209 and $16,512,219 for 2004, 2003 and 2002, respectively. The large increase in 2002 was due to the transfer of unpaid claims and claim adjustment expenses to General Agents in conjunction with the sale of the management contract of GCM in December 2002.

(6)	Federal Income Taxes

In the accompanying consolidated statements of operations, the provisions for Federal income tax as a percent of related pretax income differ from the Federal statutory income tax rate. A reconciliation of income tax expense using the Federal statutory rates to actual income tax expense follows:

	2004	2003	2002
Income tax expense (benefit) at 34%	$1,870,082	1,147,762	(3,242,477)
Tax-exempt interest income	(323)	(7,305)	(59,228)
Dividends received deduction	—	—	(42)
Goodwill impairment	—	—	972,232
Change in valuation allowance	(1,850,710)	(1,203,805)	1,460,052
Other, net	(19,049)	63,348	93,853

Income tax benefit	$—	—	(775,610)

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

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

The following table represents the tax effect of temporary differences giving rise to the net deferred tax asset established under Statement 109.

	As of December 31
	2004	2003
Deferred tax assets:
Discount on unpaid claims and claims adjustment expenses	$2,835,377	3,728,107
Discount on unearned premium reserve	889,553	584,456
Deferred retroactive reinsurance gain	377,051	785,622
Realized capital losses — impairments	935,822	1,040,309
Allowance for doubtful accounts	436,970	445,436
Net operating loss carryforward	24,548,285	24,715,433
Basis in management contract	—	34,228
Other	23,319	23,318

Total deferred tax assets	$30,046,377	31,356,909

Deferred tax liabilities:
Deferred policy acquisition costs	$809,792	439,105
Net unrealized gains on investments	241,517	1,007,194
Basis in management contract	164,889	—
Accrual of discount on bonds	151,533	136,412
Depreciation and amortization	2,174	12,693

Total deferred tax liabilities	$1,369,905	1,595,404

Net deferred tax asset before valuation allowance	$28,676,472	29,761,505
Valuation allowance	(28,917,989)	(30,768,699)

Net deferred tax liability	$(241,517)	(1,007,194)

In assessing the realization of its deferred tax assets, management considers whether it is more likely than not that a portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In 2001 the Company recorded a valuation allowance against its Federal income tax asset. In the first quarter of 2002, the Company announced it was discontinuing the writing of its largest line of business, commercial lines, due to continued adverse claims development and unprofitable results. At that time, the prospects for significant taxable income in personal lines, its only remaining line of business, were unclear. Because the Company had no near-term expectation of taxable income, it was necessary to fully reserve the deferred tax asset due to uncertainty of future taxable income that could utilize this asset. In 2004 the Company recorded a taxable loss. As of December 31, 2004, the deferred tax asset remains fully reserved.

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

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

As a result of losses in prior years, as of December 31, 2004 the Company has net operating loss carryforwards for tax purposes aggregating $72,200,837. These net operating loss carryforwards of $1,124,708, $22,806,147, $33,950,174, $13,686,532 and $633,276, if not utilized, will expire in 2018, 2020, 2021, 2022 and 2023, respectively. The tax benefit of the net operating loss carryforwards is $24,548,285, which is calculated by applying the Federal statutory income tax rate of 34% against the net operating loss carryforwards of $72,200,837.

(7)	Shareholders’ Equity

GNAC has 250,000,000 shares of authorized $.10 par value common stock (the “Common Stock”). Of the authorized shares 22,013,830 were issued as of December 31, 2004 and 2003, respectively, and 21,169,736 were outstanding as of December 31, 2004 and 2003, respectively.

On October 4, 1999 GNAC sold to GMSP, for an aggregate purchase price of $31,620,000 (i) 31,620 shares of Series A Preferred Stock (stated value $1,000 per share), which are convertible into 6,200,000 shares of Common Stock at a conversion price of $5.10 per share and, should the Company pay dividends on its Common Stock, the Series A Preferred Stock would be entitled to dividends as if converted into Common Stock, (ii) the Series A Warrant to purchase an aggregate of 1,550,000 shares of Common Stock at an exercise price of $6.375 per share which expired in October 2004 and (iii) the Series B Warrant to purchase an aggregate of 1,550,000 shares of Common Stock at an exercise of $8.50 per share with an expiration date of October 2006. As a result of the value attributable to the Common Stock purchase warrants issued with the Series A Preferred Stock, the Series A Preferred Stock was issued at a discount which is being amortized over a five year period using the effective interest method. Proceeds were allocated based upon the relative fair values of the Series A Preferred Stock, and the Series A Warrants and the Series B Warrants. The Series A Warrants and the Series B Warrants are anti-dilutive.

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

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

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

The transaction dated March 23, 2001 results in all preferred stock being redeemable. The discount on the preferred stock is being amortized over the period until redemption using the effective interest method. At December 31, 2004, there was $3,928,000 in unaccreted discount on the Series A and Series B Preferred Stock and no accrued dividends on the Series B and Series C Preferred Stock.

GNAC paid dividends aggregating $2,111,267 in respect of the Series B and Series C Preferred Stock on April 1, 2004. These dividends are the amounts due from the March 23, 2001 date of issuance of the Series B and Series C Preferred Stock through April 1, 2004. GNAC paid quarterly dividends of $300,000 on July 1, October 1 and December 31, 2004, respectively, on the Series B and Series C Preferred Stock.

See Note 12 regarding subsequent changes to the Shareholders Equity of the Company.

The Company’s Common Stock commenced trading on the OTC Bulletin Board on April 15, 2002 under the ticker symbol “GNAC”. The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last sale price and volume information in over-the-counter equity securities.

The following table presents the statutory policyholders’ surplus and statutory net income (loss) as of and for the years ended December 31, 2004, 2003, and 2002:

	As of and for the years ended December 31
	2004	2003	2002
Statutory policyholders’ surplus:
General Agents and MGA	$41,484,589	41,717,274	38,780,392
MCIC	—	—	2,964,574

Consolidated statutory policyholders’ surplus	$41,484,589	41,717,274	41,744,966

Statutory net income (loss):
General Agents and MGA	$3,545,302	2,867,587	(6,376,646)
MCIC (through 03/31/03)	—	99,808	166,796
GCM (through 12/2/02)	—	—	(1,747,973)

Consolidated statutory net income (loss)	$3,545,302	2,967,395	(7,957,823)

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

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

The Company’s statutory capital exceeds the benchmark capital level under the Risk Based Capital formula for its insurance companies. Risk Based Capital is a method for establishing the minimum amount of capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile.

(8)	Benefit Plans

At December 31, 2004, the Company had two plans under which options to purchase shares of GNAC’s common stock could be granted: the 1995 Stock Option Plan (“95 Plan”) and the 1998 Long-Term Incentive Plan (“98 Plan”). The 95 Plan was approved by the shareholders on May 10, 1996 and 1,071,000 shares currently are reserved under this plan. Options granted under the 95 Plan have a maximum ten year term and are exercisable at the rate of 20% immediately upon grant and 20% on each of the first four anniversaries of the grant date. The 98 Plan was approved by the shareholders on July 17, 1998, and the aggregate number of shares of common stock that may be issued under the 98 Plan is limited to 1,000,000 and 595,235 shares currently are reserved and available for issuance under this plan. Under the 98 Plan, stock options (including incentive stock options and non-qualified stock options), stock appreciation rights and restricted stock awards may be made. In 2000 options for 531,925 shares were granted to officers, directors and employees of the Company under the 98 Plan at an average exercise price of $5.57 per share. The exercise price of each outstanding option equals the market price of the GNAC’s common stock on the date of grant.

A summary of the status of the Company’s outstanding options as of December 31, 2004, 2003 and 2002, and changes during the years ended December 31, 2004, 2003 and 2002 is presented below:

	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Shares	Price	Shares	Price	Shares	Price
Options outstanding, beginning of period:	725,568	$7.61	1,515,234	$6.93	1,705,335	$6.81
Options forfeited	(3,875)	$5.50	(789,666)	$6.31	(190,101)	$5.79

Options outstanding, end of period	721,693	$7.62	725,568	$7.61	1,515,234	$6.93

Options exercisable at end of period	541,693		520,313		1,258,804

Weighted average fair value of options granted during period	N/A		N/A		N/A

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

The following table summarizes information for the stock options outstanding at December 31, 2004:

	(a)	(b)	(c)	(d)
	Number of	Weighted-average	Number of securities	Weighted-average
	securities to be	exercise price	remaining available for	remaining
	issued upon	of outstanding	future issuance under	contractual life
	exercise of	options,	equity compensation	of securities
	outstanding options,	warrants and	plans (excluding those	to be issued
Plan Category	warrants and rights	rights	reflected in column (a))	(from column (a))
Equity compensation plans approved by security holders	2,091,693	$4.19	180,000	1.88 yrs

Equity compensation plans not approved by security holders	1,550,000	$2.25	—	1.23 yrs

Total	3,641,693	$3.40	180,000	1.61 yrs

The Company has a 401(k) plan for the benefit of its eligible employees. The Company made quarterly contributions to the plan that totaled $114,517, $105,689, and $148,634 during 2004, 2003 and 2002, respectively.

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

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

In December 2002, McRae B. Johnston, the President – Personal Lines Division of the Company, resigned his employment with the Company and each of its subsidiaries other than MGA, where Mr. Johnston remained employed until March 1, 2003. The Company and Mr. Johnston entered into separation agreements and releases (the “Release Agreements”) pursuant to which the Company and Mr. Johnston each mutually released the other from obligations under the stock purchase agreement and employment contract between the Company and Mr. Johnston and generally from any and all other claims that each otherwise may have had against the other. The Company paid Mr. Johnston an aggregate of $400,000 pursuant to the Release Agreements. Mr. Johnston also entered into a one-year Consulting Agreement with MGA effective after the conclusion of his employment with MGA on March 1, 2003 pursuant to which MGA paid Mr. Johnston an aggregate of $200,000 in four equal payments of $50,000 each in March, June, September and December of 2003.

In May 2003, Michael S. Johnston, the President – Personal Lines Division of the Company, entered into an Executive Severance Agreement with the Company. This agreement generally provides that if Mr. Johnston resigns his employment with the Company for good reason or if the Company terminates Mr. Johnston without cause or in connection with a change in control of National Specialty Lines, Inc. and DLT Insurance Adjusters, Inc. and Mr. Johnston is not offered employment with comparable compensation with the acquiring company in the change in control, the Company will pay Mr. Johnston an amount equal to his annual base salary at the time of termination or resignation. Also pursuant to this agreement, the Company and Mr. Johnston each mutually released the other from obligations under the stock purchase agreement and employment contract between the Company and Mr. Johnston and generally from any and all other claims that each otherwise may have had against the other.

(9)	Segment Reporting

On February 7, 2002, the Company announced its decision to discontinue writing commercial lines insurance business due to continued adverse claims development and unprofitable results.

The Company makes operating decisions and assesses performance for the nonstandard personal auto lines segment and the runoff lines segment. The runoff lines segment was primarily commercial auto and general liability. The Company considers many factors in determining how to aggregate operating segments.

The following tables represent a summary of segment data as of and for the years ended December 31, 2004, 2003 and 2002. Certain reclassifications were made to the 2003 and 2002 data for consistency with 2004 (See Note 1 (a) Basis of Consolidation):

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

		2004
	Nonstandard
	Personal	Runoff
	Auto Lines	Lines	Other	Total
	(Dollar amounts in thousands)
Gross premiums written	$43,814	12	—	43,826

Net premiums earned	$39,048	18	—	39,066
Net investment income	1,291	994	24	2,309
Other income	4,279	1,312	1	5,592
Expenses	(38,486)	(1,898)	(2,993)	(43,377)
Net realized gains	—	—	1,910	1,910

Income (loss) before Federal income taxes	$6,132	426	(1,058)	5,500

     The following table provides additional detail of segment revenue components by product line.

		2004
	Nonstandard
	Personal Auto	Runoff
	Lines	Lines	Total
	(Dollar amounts in thousands)
Gross premiums written:
Personal auto	$43,814	—	43,814
Commercial auto	—	12	12
General liability	—	—	—
Other	—	—	—

Total gross premiums written	$43,814	12	43,826

Net premiums earned:
Personal auto	$39,048	—	39,048
Commercial auto	—	18	18
General liability	—	—	—
Other	—	—	—

Total net premiums earned	$39,048	18	39,066

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

		2003
	Nonstandard
	Personal	Runoff
	Auto Lines	Lines	Other	Total
	(Dollar amounts in thousands)
Gross premiums written	$32,803	1,791	—	34,594

Net premiums earned	$31,830	2,559	—	34,389
Net investment income	1,250	1,832	46	3,128
Other income	2,990	1,772	—	4,762
Expenses	(29,059)	(7,997)	(3,793)	(40,849)
Net realized gains	—	—	2,050	2,050
Interest expense	—	—	(104)	(104)

Income (loss) before Federal income taxes	$7,011	(1,834)	(1,801)	3,376

The following table provides additional detail of segment revenue components by product line.

		2003
	Nonstandard
	Personal Auto	Runoff
	Lines	Lines	Total
	(Dollar amounts in thousands)
Gross premiums written:
Personal auto	$32,803	—	32,803
Commercial auto	—	(14)	(14)
General liability	—	1,813	1,813
Other	—	(8)	(8)

Total gross premiums written	$32,803	1,791	34,594

Net premiums earned:
Personal auto	$31,830	—	31,830
Commercial auto	—	468	468
General liability	—	2,058	2,058
Other	—	33	33

Total net premiums earned	$31,830	2,559	34,389

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

		2002
	Nonstandard
	Personal	Runoff
	Auto Lines	Lines	Other	Total
	(Dollar amounts in thousands)
Gross premiums written	$31,804	12,419	—	44,223

Net premiums earned	$31,780	28,487	—	60,267
Net investment income	2,993	1,267	55	4,315
Other income	1,844	4,997	6	6,847
Expenses	(36,817)	(38,016)	(5,012)	(79,845)
Net realized gains	—	—	2,049	2,049
Interest expense	—	—	(310)	(310)
Goodwill impairment	(2,860)	—	—	(2,860)

Loss before Federal income taxes	$(3,060)	(3,265)	(3,212)	(9,537)

The following table provides additional detail of segment revenue components by product line.

		2002
	Nonstandard
	Personal Auto	Runoff
	Lines	Lines	Total
	(Dollar amounts in thousands)
Gross premiums written:
Personal auto	$31,804	1	31,805
Commercial auto	—	6,913	6,913
General liability	—	4,358	4,358
Other	—	1,147	1,147

Total gross premiums written	$31,804	12,419	44,223

Net premiums earned:
Personal auto	$31,780	5	31,785
Commercial auto	—	16,738	16,738
General liability	—	9,404	9,404
Other	—	2,340	2,340

Total net premiums earned	$31,780	28,487	60,267

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

(10)	Contingencies

Securities Litigation

The Company is named as a defendant in a proceeding initially filed in the United States District Court for the Southern District of Florida (the “Florida Federal Court”) styled, “Earl Culp, on behalf of himself, and all others similarly situated, Plaintiff, v. GAINSCO, INC., Glenn W. Anderson, and Daniel J. Coots, Defendants,” Case No. 03-20854-CIV-Lenard/Simonton. Defendant Anderson is the Company’s President and Chief Executive Officer, and Defendant Coots is the Company’s Senior Vice President and Chief Financial Officer. In the proceeding, which is a consolidation of two previously separately pending actions filed at approximately the same time and involving essentially the same facts and claims, the plaintiff alleges violations of the Federal securities laws in connection with the Company’s acquisition, operation and divestiture of its former Tri-State, Ltd. (“Tri-State”) subsidiary, a South Dakota company selling non-standard personal auto insurance.

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

In general, the Second Amended Complaint alleges that during the class period the Company’s press releases and filings with the SEC contained non-disclosures and deceptive disclosures in respect of Tri-State, that the Company’s press releases and filings with the SEC disclosing the Company’s losses in 2000 and 2001 failed to disclose the alleged declining financial condition and declining profitability of Tri-State, and that the Company’s financial statements were not prepared in accordance with generally accepted accounting principles, all in violation of Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 thereunder. More particularly, the Second Amended Complaint includes allegations that (i) the Company issued a press release on November 17, 1999 announcing the acquisition of Tri-State and stating that the Tri-State acquisition was “expected to be minimally accretive to earnings” in 2000; (ii) the Company failed to disclose that it had imposed more lenient underwriting and claims procedures on Tri-State’s book of nonstandard personal automobile insurance policies than Tri-State’s former owners, causing a reduction in Tri-State’s net income; (iii) the Company hid problems it was having at Tri-State and failed to disclose that Tri-State had lost profitability almost immediately after the Company acquired Tri-State in January 2000; (iv) the Company “buried” Tri-State’s financial performance in its LaLande business segment or in the reporting of the Company’s overall financial performance; (v) the Company failed to disclose in a Form 8-K a lawsuit it had filed on July 7, 2001 against Herb Hill, the founder of Tri-State, contending that the Herb Hill lawsuit was a material pending legal proceeding; (vi) Defendant Anderson hid Tri-State’s performance from the Company’s board of directors; and (vii) the Company violated generally accepted accounting principles by failing to record an impairment in or write-down of approximately $5.4 million in goodwill attributable to the Tri-State acquisition until the Company announced the sale of Tri-State in August 2001 back to Herb Hill for $900,000.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

On May 24, 2004, the Company and the individual defendants filed in the Florida Federal Court a motion to dismiss the Second Amended Complaint for failure to state a cause and a motion to transfer venue of the case to the United States District Court for the Northern District of Texas, Fort Worth Division (the “Fort Worth Federal Court”). On September 22, 2004 the Florida Federal Court granted defendants’ motion to transfer venue and transferred the case to the Fort Worth Federal Court. The pending defendants’ motion to dismiss was not ruled upon and was transferred with the case to the Fort Worth Federal Court and the parties were instructed to re-file all pleadings with the motion to dismiss.

On January 31, 2005, the Company and the individual defendants filed a renewed motion in the Fort Worth Federal Court to dismiss the Second Amended Complaint for failure to state a cause of action on several grounds, including: (i) plaintiff failed to plead loss causation by linking any correction of alleged non-disclosures or deceptive disclosures in respect of Tri-State to a decline in the Company’s stock price; (ii) plaintiff failed to challenge the accuracy of the disclosed causes of reported losses which negatively impacted the Company’s stock price; (iii) plaintiff failed to plead that the Company’s alleged statements and omissions in respect of Tri-State were false when made or that the Company knew they were false when made; (iv) the alleged misrepresentations by defendants in respect of Tri-State were immaterial in the context of all disclosures provided to the market; (v) Tri-State was not material to the Company’s performance as a whole and overall; (vi) the Herb Hill lawsuit was not a material pending legal proceeding; (vii) the Company complied with generally accepted accounting principles in its treatment of goodwill associated with the Tri-State acquisition; and (viii) plaintiff failed to plead facts with particularity showing that the defendants acted intentionally or with severe recklessness with respect to the alleged misrepresentations and omissions. The plaintiff has made a filing in the Fort Worth Federal Court in opposition to this motion to dismiss.

The Second Amended Complaint does not specify the amount of damages plaintiff seeks. Discovery has not commenced. The Company believes that it has meritorious defenses to the claims asserted in plaintiff’s Second Amended Complaint and, although it cannot predict the outcome, intends to vigorously defend the action.

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

Off-balance-sheet-risk

The Company does not have any financial instruments where there is off-balance-sheet-risk of accounting loss due to credit or market risk. There is credit risk in the premiums receivable and reinsurance balances receivable of the Company. At December 31, 2004 the Company had claims receivable that was material with regard to shareholders’ equity from Hartford Fire Insurance Company of approximately $1,854,000.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

(11)	Quarterly Financial Data (Unaudited)

The following table contains selected unaudited consolidated financial data for each quarter (in thousands, except per share data):

		2004 Quarter				2003 Quarter
	Fourth	Third	Second	First	Fourth	Third	Second	First
Gross premiums written	$12,161	11,817	8,912	10,936	9,572	8,800	7,173	9,049
Total revenues	$14,369	12,407	11,536	10,565	12,407	9,976	10,304	11,642
Total expenses	$12,576	10,783	10,504	9,514	10,906	8,980	9,495	11,573
Net income	$1,793	1,624	1,032	1,051	1,501	996	810	70

Income (loss) per common share:
Basic	$.03	.02	(.01)	.00	.02	.00	(.01)	(.03)
Diluted	$.03	.02	(.01)	.00	.02	.00	(.01)	(.03)

Common share prices (a)
High	$1.50	1.00	.92	.90	.31	.32	.35	.29
Low	$1.01	.49	.67	.21	.18	.22	.14	.08

(a)	As reported by the OTC Bulletin Board.

(12)	Subsequent Event

On January 21, 2005, the Company consummated a recapitalization pursuant to agreements that it entered into on August 27, 2004 and that were approved by GNAC’s shareholders on January 18, 2005. The agreements were with Goff Moore Strategic Partners, L.P. (“GMSP”), then holder of the Company’s Series A and Series C Preferred Stock and approximately 5% of the outstanding Common Stock; Robert W. Stallings, the Chairman of the Board and then holder of the Company’s Series B Preferred Stock; and First Western Capital, LLC, a limited liability company (“First Western”) owned by James R. Reis. The recapitalization substantially reduced as well as extended the Company’s existing Preferred Stock redemption obligations and resulted in cash proceeds to the Company of approximately $8.7 million (before an estimated $2.2 million in transaction costs and approximately $3.4 million used to redeem the Series C Preferred Stock).

In the recapitalization of the 31,620 shares of Series A Preferred Stock held by GMSP and called in 2001 for redemption on January 1, 2006 at a redemption price of approximately $31.6 million, 13,500 shares (redemption value of $13.5 million) were exchanged for 19,125,612 shares of Common Stock. The remaining 18,120 shares of Series A Preferred Stock (which had been called for redemption in 2006 and have a redemption value of approximately $18.1 million) became redeemable at the option of the holders on January 1, 2011, and became entitled to receive cash dividends at the rate of 6% per annum until January 1, 2006 and 10% per annum thereafter until redemption. Those remaining 18,120 shares of Series A Preferred Stock remain convertible into 3,552,941 shares of Common Stock at $5.10 per share, continue

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

to be entitled to vote on an as-converted basis, and remain redeemable at the option of the Company commencing June 30, 2005 at a price equal to stated value plus accrued dividends. The Company received an option to purchase all of the Series C Preferred Stock from GMSP, which the Company exercised on January 21, 2005 as part of the recapitalization for approximately $3.4 million from the proceeds of the sale of Common Stock in the recapitalization. The expiration date of GMSP’s Series B Warrant to purchase 1,550,000 shares of Common Stock for $2.5875 per share was extended to January 1, 2011. The investment management agreements of the Company and its insurance company subsidiaries with GMSP were terminated, as were the agreements entered into between the Company and GMSP in connection with their 1999 and 2001 transactions.

Also as part of the recapitalization, (i) Mr. Stallings acquired 13,459,741 shares of Common Stock in exchange for $4,629,042.44 cash, his 3,000 shares of outstanding Series B Preferred Stock and his warrant expiring March 23, 2006 to purchase 1,050,000 shares of Common Stock for $2.25 per share, and (ii) First Western acquired 6,729,871 shares of Common Stock in exchange for $4,037,922 in cash. The purchase price of these shares was $0.60 per share.

As a result of the recapitalization, the number of shares of Common Stock outstanding increased from 21,169,736 previously to 61,084,960 after closing of the recapitalization. GMSP now owns approximately 33% of the outstanding Common Stock, Mr. Stallings owns approximately 22% and First Western owns approximately 11%.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
SUPPLEMENTARY INFORMATION

The Board of Directors and Shareholders
GAINSCO, INC.:

Under date of March 30, 2005 we reported on the consolidated balance sheets of GAINSCO, INC. and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2004, as contained in the annual report on Form 10K for the year 2004. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Our report refers to a change in accounting for goodwill and other intangible assets in 2002 as a result of the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ KPMG LLP

KPMG LLP

Dallas, Texas March 30, 2005

Schedule I

GAINSCO, INC. AND SUBSIDIARIES
Summary of Investments — Other
Than Investments in Related Parties

(Amounts in thousands)

	As of December 31
	2004		2003
	(Amounts in thousands)
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Type of Investment
Fixed Maturities:
Bonds available for sale:
U.S. Governments	$10,119	10,113	11,800	12,007

Corporate bonds	8,363	9,079	25,841	28,596
Certificates of deposit	827	827	981	981

	19,309	20,019	38,622	41,584
Short-term investments	78,223	78,223	69,100	69,100

Total investments	$97,532	98,242	107,722	110,684

     See accompanying report of independent registered public accounting firm on supplementary information.

Schedule II

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
GAINSCO, INC.
(PARENT COMPANY)

Balance Sheets
December 31, 2004 and 2003

	2004	2003
Assets
Investments in subsidiaries	$43,312,551	42,954,881
Short term investments	842,345	1,743,229
Cash	2,669	78,558
Receivables from subsidiaries	115,826	—
Current Federal income taxes	8,479	—
Deferred Federal income taxes (net of valuation allowance $4,916,833 in 2004 and $4,941,129 in 2003)	—	—
Other assets	2,055,299	170,517
Goodwill	609,000	609,000

Total assets	$46,946,169	45,556,185

Liabilities, Redeemable Preferred Stock and Shareholders’ Equity
Liabilities:
Accounts payable	$399,624	—
Net payables to subsidiaries	—	20,780

Total liabilities	399,624	20,780

Redeemable convertible preferred stock – Series A ($1,000 stated value, 31,620 shares authorized, 31,620 issued at December 31, 2004 and December 31, 2003), liquidation value of $31,620,000	27,737,000	24,331,000
Redeemable convertible preferred stock – Series B ($1,000 stated value, 3,000 shares authorized, 3,000 issued at December 31, 2004 and December 31, 2003), liquidation value of $3,000,000	2,955,000	3,855,260
Redeemable preferred stock – Series C ($1,000 stated value, 3,000 shares authorized, 3,000 issued at December 31, 2004 and December 31, 2003), at liquidation value	3,000,000	3,936,260

	33,692,000	32,122,520

Shareholders’ equity:
Common stock ($.10 par value, 250,000,000 shares authorized, 22,013,830 issued at December 31, 2004 and December 31, 2003)	2,201,383	2,201,383
Common stock warrants	330,000	540,000
Additional paid-in capital	101,076,124	100,866,124
Accumulated other comprehensive income	468,828	1,955,141
Retained deficit	(83,527,265)	(84,455,238)
Treasury stock, at cost (844,094 shares at December 31, 2004 and December 31, 2003)	(7,694,525)	(7,694,525)

Total shareholders’ equity	12,854,545	13,412,885

Total liabilities and shareholders’ equity	$46,946,169	45,556,185

See accompanying notes to condensed financial statements.
See accompanying report of independent registered public accounting firm on supplementary information.

Schedule II

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

GAINSCO, INC.
(PARENT COMPANY)

Statements of Operations
Years ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Revenues:
Dividend income	$4,921,727	3,878,000	12,060,048
Investment income	24,226	45,814	54,993

Total revenues	4,945,953	3,923,814	12,115,041

Expenses:
Interest expense	—	104,337	310,095
Operating expense	1,289,695	1,118,135	1,678,188
Goodwill impairment	—	—	2,859,507

Total expenses	1,289,695	1,222,472	4,847,790

Operating income before Federal income taxes	3,656,258	2,701,342	7,267,251

Federal income taxes:
Current (benefit) expense	(8,479)	—	348,323
Deferred expense	—	—	—

	(8,479)	—	348,323

Income before equity in undistributed income (loss) of subsidiaries	3,664,737	2,701,342	6,918,928
Equity in undistributed income (loss) of subsidiaries	1,843,982	674,430	(15,680,015)

Net income (loss)	$5,508,719	3,375,772	(8,761,087)

Net income (loss) available to common shareholders	$927,973	(388,634)	(12,088,861)

Earnings (loss) per common share:
Basic	$.04	(0.02)	(0.57)

Diluted	$.04	(0.02)	(0.57)

See accompanying notes to condensed financial statements.
See accompanying report of independent registered public accounting firm on supplementary information.

Schedule II

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

GAINSCO, INC.
(PARENT COMPANY)

Statements of Shareholders’ Equity and Comprehensive Income (Loss)
Years ended December 31, 2004, 2003 and 2002

	2004		2003		2002
Common stock
Balance at beginning and end of year	$2,201,383		2,201,383		2,201,383

Common stock warrants
Balance at beginning of year	$540,000		540,000		540,000
Series A warrants expired	(210,000)		—		—

Balance at end of year	$330,000		540,000		540,000

Additional paid-in capital
Balance at beginning of year	$100,866,124		100,866,124		100,866,124
Common stock warrants expired	210,000		—		—

Balance at end of year	$101,076,124		100,866,124		100,866,124

Retained (deficit) earnings:
Balance at beginning of year	$(84,455,238)		(84,066,604)		(71,977,743)
Net income (loss) for year	5,508,719	5,508,719	3,375,772	3,375,772	(8,761,087)	(8,761,087)
Dividends – redeemable preferred stock	(1,138,746)		(740,406)		(670,774)
Accretion of discount on redeemable preferred stock	(3,442,000)		(3,024,000)		(2,657,000)

Balance at end of year	$(83,527,265)		(84,455,238)		(84,066,604)

Accumulated other comprehensive income (loss):
Balance at beginning of year	$1,955,141		2,400,722		3,580,690
Unrealized losses on securities, net of reclassification adjustment, net of tax	(1,486,313)	(1,486,313)	(445,581)	(445,581)	(1,179,968)	(1,179,968)

Comprehensive income (loss)		4,022,406		2,930,191		(9,941,055)

Balance at end of year	$468,828		1,955,141		2,400,722

Treasury stock:
Balance at beginning and end of year	$(7,694,525)		(7,694,525)		(7,694,525)

Total shareholders’ equity at end of year	$12,854,545		13,412,885		14,247,100

See accompanying notes to condensed financial statements.
See accompanying report of independent registered public accounting firm on supplementary information.

Schedule II

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

GAINSCO, INC.
(PARENT COMPANY)

Statements of Cash Flows
Years ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$5,508,719	3,375,772	(8,761,087)
Adjustments to reconcile net loss to cash provided by (used for) operating activities:
Goodwill impairment	—	—	2,859,507
Change in net receivables from/payables to subsidiaries	(136,606)	(197,843)	701,373
Change in other assets	(1,884,782)	(120,492)	68,265
Change in other liabilities	—	(90,000)	90,000
Change in accounts payable	399,624	—	(120,704)
Equity in (income) loss of subsidiaries	(1,843,982)	(674,430)	15,680,015
Change in current Federal income taxes	(8,479)	(1,237,571)	16,263

Net cash provided by operating activities	2,034,494	1,055,436	10,533,632

Cash flows from investing activities:
Other investments sold	—	—	2,087,354
Change in short term investments	900,884	2,718,329	(2,336,345)
Capital contributions to subsidiaries	—	—	(3,182,048)
Net assets disposed of through sale of subsidiary	—	—	(919)

Net cash provided by (used for) investing activities	900,884	$2,718,329	(3,431,958)

Cash flows from financing activities:
Dividend payment on preferred stock	(3,011,267)	—	—
Payments on note payable	—	(3,700,000)	(7,100,000)

Net cash used for financing	(3,011,267)	(3,700,000)	(7,100,000)

Net increase (decrease) in cash	(75,889)	73,765	1,674
Cash at beginning of year	78,558	4,793	3,119

Cash at end of year	$2,669	$78,558	4,793

See accompanying notes to condensed financial statements.
See accompanying report of independent registered public accounting firm on supplementary information.

Schedule II

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

GAINSCO, INC.
(PARENT COMPANY)

Notes to Condensed Financial Statements
December 31, 2004, 2003 and 2002

(1) General

The accompanying condensed financial statements should be read in conjunction with the notes to the consolidated financial statements for the years ended December 31, 2004, 2003 and 2002 included elsewhere in this Annual Report.

(2) Related Parties

The capital contribution made in 2002 was the equity of GCM that was contributed to General Agents in conjunction with General Agents assuming the liabilities of GCM in December 2002.

The following table presents the components of the net receivable from and payable to subsidiaries at December 31, 2004 and 2003:

Name of subsidiary	2004	2003
Agents Processing Systems, Inc.	$1,068,660	1,068,661
GAINSCO Service Corp	(952,834)	(1,089,441)

Net receivable (payable) to subsidiaries	$115,826	(20,780)

See accompanying report of independent registered public accounting firm on supplementary information.

Schedule III

GAINSCO, INC. AND SUBSIDIARIES

Supplementary Insurance Information

Years ended December, 2004, 2003 and 2002
(Amounts in thousands)

				Other				Amortization
	Deferred	Reserves		policy				of deferred	Other
	Policy	for claims		claims and	Net	Net	Claims	policy	Operating	Net
	Acquisition	and claim	Unearned	benefits	premiums	Investment	and claim	Acquisition	costs and	Premiums
Segment	Costs(1)	expenses	Premiums	payable	earned	Income	expenses	costs (2)	expenses	Written

Year ended December 31, 2004:
Nonstandard personal auto	$2,382	13,823	13,081	925	39,048	1,291	27,371	1,090	12,205	43,541
Runoff lines	—	81,722	1	585	18	994	(363)	5,779	2,261	12
Other	—	—	—	—	—	24	—	—	2,993	—

Total	$2,382	95,545	13,082	1,510	39,066	2,309	27,008	6,869	17,459	43,553

Year ended December 31, 2003:
Nonstandard personal auto	$1,291	12,718	8,588	802	31,830	1,250	19,713	(4,751)	9,143	32,805
Runoff lines	—	107,915	7	652	2,559	1,832	5,803	9,888	2,118	1,777
Other	—	—	—	—	—	46	—	—	3,793	—

Total	$1,291	120,633	8,595	1,454	34,389	3,128	25,516	5,137	15,054	34,582

Year ended December 31, 2002:
Nonstandard personal auto	$1,495	14,374	7,613	964	31,780	2,993	27,876	(6,019)	12,373	31,574
Runoff lines	179	128,897	967	668	28,487	1,267	28,538	16,969	5,138	11,020
Other	—	—	—	—	—	55	—	—	5,013	—

Total	$1,674	143,271	8,580	1,632	60,267	4,315	56,414	10,950	22,524	42,594

(1)	Net of deferred ceding commission income.

(2)	Net of the amortization of deferred ceding commission income.

See accompanying report of independent registered public accounting firm on supplementary information.

Schedule IV

GAINSCO, INC. AND SUBSIDIARIES

Reinsurance

Years ended December 31, 2004, 2003 and 2002
(Amounts in thousands, except percentages)

					Percentage
		Ceded to	Assumed		of amount
	Direct	other	from other	Net	assumed
	amount	companies	companies	amount	to net
Year ended December 31, 2004:
Premiums earned:
Property and casualty	$37,643	—	—	37,643
Reinsurance	—	(274)	1,697	1,423

Total	$37,643	(274)	1,697	39,066	4.3%

Year ended December 31, 2003:
Premiums earned:
Property and casualty	$32,548	—	—	32,548
Reinsurance	—	(83)	1,924	1,841

Total	$32,548	(83)	1,924	34,389	5.6%

Year ended December 31, 2002:
Premiums earned:
Property and casualty	$76,268	—	—	76,268
Reinsurance	—	(17,740)	1,739	(16,001)

Total	$76,268	(17,740)	1,739	60,267	2.9%

See accompanying report of independent registered public accounting firm on supplementary information.

Schedule VI

GAINSCO, INC. AND SUBSIDIARIES

Supplemental Information

Years ended December 31, 2004, 2003 and 2002
(Amounts in thousands)

	Column A	Column B	Column C	Column D	Column E	Column F	Column H		Column I	Column J	Column K	Column L
			Reserves					Claims and claim
			for unpaid	Discount				adjustment		Amortization	Paid
		Deferred	claims	if any,				expenses incurred		of deferred	claims and
	Affiliation	policy	and claim	deducted		Net	Net	related to		policy	claim	Net
	with	acquisition	adjustment	in	Unearned	earned	investment	Current	Prior	acquisition	adjustment	premiums
Segment	registrant	costs (1)	expenses	column C	premiums	premiums	income	year	year	costs (2)	expenses	written

Year ended December 31, 2004
Nonstandard personal auto	$—	2,382	13,823	—	13,081	39,048	1,291	29,840	(2,469)	1,090	25,155	43,541

Runoff lines	—	—	81,722	—	1	18	994	(932)	569	5,779	19,940	12

Other	—	—	—	—	—	—	24	—	—	—	—	—

Total	$—	2,382	95,545	—	13,082	39,066	2,309	28,908	(1,900)	6,869	45,095	43,553

Year ended December 31, 2003:
Nonstandard personal auto	$—	1,291	12,718	—	8,588	31,830	1,250	22,186	(2,473)	(4,751)	20,181	32,805

Runoff lines	—	—	107,915	—	7	2,559	1,832	779	5,024	9,888	25,235	1,777

Other	—	—	—	—	—	—	46	—	—	—	—	—

Total	$—	1,291	120,633	—	8,595	34,389	3,128	22,965	2,551	5,137	45,416	34,582

Year ended December 31, 2002:
Nonstandard personal auto	$—	1,495	14,374	—	7,613	31,780	2,993	27,801	75	(6,019)	24,280	31,574

Runoff lines	—	179	128,897	—	967	28,487	1,267	22,717	5,821	16,969	51,153	11,020

Other	—	—	—	—	—	—	55	—	—	—	—	—

Total	$—	1,674	143,271	—	8,580	60,267	4,315	50,518	5,896	10,950	75,433	42,594

(1)	Net of deferred ceding commission income.

(2)	Net of the amortization of deferred ceding commission income.

See accompanying report of independent registered public accounting firm on supplementary information.