Form 10-K/A
period 2004-12-31
GAINSCO INC
filed 2005-04-29
CIK 786344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.
20549

FORM 10-K/A

Annual Report Pursuant to Section 13 or 15 (d) of
The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004	Commission file number 1-9828

GAINSCO, INC.

(Exact name of registrant as specified in its charter)

TEXAS (State of Incorporation)	75-1617013 (IRS Employer Identification No.)

1445 Ross Ave., Suite 5300 Dallas, Texas (Address of principal executive offices)	75202 (Zip Code)

Registrant’s telephone number, including area code	(214)647-0415

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock ($.10 par value)	Name of each exchange on which registered OTC Bulletin Board

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

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

Documents Incorporated by Reference

None.

Explanatory Note: GAINSCO, INC. (the “Company”) filed its Annual Report on Form 10-K on March 31, 2005. At that time the Company expected to file a proxy statement for its Annual Meeting of Shareholders during April, 2005. In the Form 10-K the Company had indicated its expectation that the Annual Meeting of Shareholders would be May 11, 2005. However, the Company has not yet set a date for the Annual Meeting and is therefore filing this Amendment to its Annual Report on Form 10-K in order to provide the information required by Part III of Form 10-K. No other parts of the original Form 10-K are amended by this Amendment, and the information contained herein is stated as of the filing date of the Form 10-K and does not reflect any events occurring after the filing of the Form 10-K.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Board of Directors of the Registrant

     The Board of Directors of the Company consists of the following eight directors as of March 25, 2005:

Name	Age	Director Since
Glenn W. Anderson (3)(4)	52	1998
Robert J. Boulware	48	2005
John C. Goff (3)	49	1997
Joel C. Puckett (1)(3)(5)	61	1979
Sam Rosen	69	1983
Robert W. Stallings (3)	55	2001
Harden H. Wiedemann (1)(2)(5)	52	1989
John H. Williams (1)(2)(3)(5)	71	1990

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Executive Committee.

(4)	Member of the 401(k) Plan Investment Committee.

(5)	Member of the Nominating Committee.

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

     John C. Goff is the Chief Executive Officer and Vice Chairman of Crescent Real Estate Equities, Inc. (NYSE-CEI) (“Crescent"). From 1987 to 1994, Mr. Goff served as Vice President of Rainwater, Inc., acting as a senior investment advisor to, and investor with, Richard E. Rainwater. Beginning in 1990, Mr. Goff was responsible for the development of Mr. Rainwater’s real estate business, designing and implementing the strategy that led to the public offering of Crescent in May 1994. Mr. Goff served as Chief Executive Officer of Crescent through late 1996 when he assumed the role of Vice Chairman. During June 1999, Mr. Goff resumed his role as Chief Executive Officer of Crescent. Crescent currently is one of the nation’s larger publicly traded real estate investment companies. Mr. Goff is on the board of directors of Open Connect Systems, Inc. Prior to joining Rainwater, Inc., Mr. Goff was employed by KPMG LLP from 1981 to 1987. Mr. Goff is a graduate of the University of Texas at Austin and is a certified public accountant.

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

     Robert W. Stallings has been executive Chairman of the Board and Chief Strategic Officer since January 21, 2005. Mr. Stallings previously served as non-executive Chairman of the Board since September 6, 2001, and prior to that time served as non-executive Vice Chairman of the Board since March 30, 2001. Mr. Stallings also serves as Chairman and President of Stallings Capital Group, Inc., a Dallas-based merchant banking firm specializing in the financial services industry. In addition, he is a trust manager of Crescent Real Estate Equities Co. (NYSE-CEI) and a director of Texas Capital Bancshares, Inc. He is the retired Chairman and founder of ING Pilgrim Capital Corporation, a $20 billion asset management firm which was acquired by ING Group in September 2000. Mr. Stallings had served as Chief Executive Officer of Pilgrim Capital Corporation since 1995 and had been associated with that firm since 1991. GMSP has been an investor in Pilgrim Capital Corporation. Prior to Pilgrim Capital Corporation, Mr. Stallings was Founding Chairman and Chief Executive Officer of Express America Holdings Corporation, a publicly traded mortgage banking company. Mr. Stallings has also held executive positions at First Western Partners, Inc., Phoenix, Arizona; Western Savings & Loan Association, Phoenix, Arizona; Metropolitan Savings & Loan, Dallas, Texas; Murray Savings & Loan, Dallas, Texas; Center Bank, Waterbury, Connecticut; and Old Stone Bank, Providence, Rhode Island.

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

Executive Officers of the Registrant

     Information concerning the executive officers of the Company as of March 25, 2005 is set forth below:

Name	Age	Position with the Company
Robert W. Stallings	55	Chairman of the Board and Chief Strategic Officer
Glenn W. Anderson	52	President, Chief Executive Officer and Director
James R. Reis	47	Executive Vice-President
Richard M. Buxton	56	Senior Vice-President
Daniel J. Coots	53	Senior Vice President, Chief Financial Officer and Chief Accounting Officer
John S. Daniels	56	General Counsel and Secretary
Terence J. Lynch	51	Senior Vice President, Chief Investment Officer
Michael S. Johnston	45	President of Personal Lines Division
Marcia L. Buehler	40	Vice President and Controller
Betty J. Graham	59	Vice President
Jackiben N. Wisdom	56	Vice President

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

     Michael S. Johnston joined the Company in October 1998 when the Company acquired Lalande Group and since that time has served as Vice President of National Specialty Lines, Inc., a subsidiary of the Company. Mr. Johnston was promoted to President of National Specialty Lines, Inc. in March 2003. Mr. Johnston has been engaged in the property and casualty insurance business since 1993.

     Marcia L. Buehler has served as Vice President and Controller of the Company since July 2002. Beginning January 2000 through June 2002, Ms. Buehler served in a part-time capacity as staff accountant for the Company. During 1999, Ms. Buehler served as a part-time consultant to the Company with various accounting responsibilities. From June 1998 to 1999, Ms. Buehler had her own principally home-based part-time consulting business advising other clients. Prior to June 1998, Ms. Buehler was Director of Accounting for the Company. Ms. Buehler has been engaged in the property and casualty insurance business since 1989.

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

Audit Committee Financial Expert

     The Board determined in March 2003 that none of the members of the Audit Committee is an “audit committee financial expert” as defined in the rules adopted under the Sarbanes-Oxley Act of 2002, but that Audit Committee member Joel C. Puckett has attributes and experience that make it unnecessary for the Company to recruit an “audit committee financial expert” for the Board and Audit Committee. Mr. Puckett graduated from the University of Minnesota in 1965 as an accounting major with distinction and is a certified public accountant. After college, he worked for Arthur Andersen & Company for eight years and thereafter maintained his own public accounting practice; in these capacities his accounting experience relates primarily to tax and financial planning matters. In addition, Mr. Puckett was for a number of years the managing partner of a private venture capital fund and in that capacity sought investment opportunities, reviewed business plans and made investment decisions. He currently serves on the boards of directors of a bank and a bank holding company, neither of which is publicly held.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires the Company’s directors and executive officers, and persons who are beneficial owners of more than ten percent of the Common Stock, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of the Section 16(a) reports filed pursuant to events occurring in fiscal year 2004 furnished to it, the Company believes the persons who were required to file Section 16(a) reports in respect to their Section 16(a) ownership of Common Stock have filed on a timely basis all Section 16(a) reports required to be filed by them, except that Mr. Stallings was late in filing a Form 3 reporting his acquisition in 2001 of shares of Series B Convertible Redeemable Preferred Stock; that form was filed in September, 2004.

Item 11. Executive Compensation.

Summary Compensation Table

     The individuals named below (the “Named Executives”) include the Company’s chief executive officer and the other four most highly compensated executive officers of the Company for the fiscal year ending December 31, 2004. Information is provided on an accrual basis for the fiscal years ending on December 31 of the three years shown in the table below.

Summary Compensation Table

							Long-Term Compensation
Annual Compensation						Awards		Payouts
							Securities
					Other Annual	Restricted	Underlying		All Other
Name and		Salary	Bonus		Compensa-	Stock	Options/	LTIP	Compensa-
Principal Position	Year	($)	($)		tion ($)(2)	Award(s) ($)	SARs (#)	Payouts ($)	tion ($)

Glenn W. Anderson	2004	340,000	150,000						12,430	(3)
President and Chief	2003	340,000	150,000						22,066	(3)(4)
Executive Officer	2002	340,000	—	(1)					18,085	(3)

Michael S. Johnston	2004	178,000	90,000						3,600	(3)
President-Personal Lines	2003	178,000	126,000						3,600	(3)
Division	2002	178,000	—	(1)					3,600	(3)

Richard M. Buxton	2004	170,000	35,000						5,267	(3)
Senior Vice President	2003	170,000	35,000						4,836	(3)
Mergers and Acquisitions,	2002	170,000	—	(1)					12,968	(3)(4)
Investor Relations

Daniel J. Coots	2004	155,000	30,000						5,550	(3)
Senior Vice President	2003	155,000	30,000						11,314	(3)(4)
and Chief Financial	2002	155,000	—	(1)					8,427	(3)(4)
Officer

Jackiben N. Wisdom	2004	125,000	—						3,834	(3)
Vice President-Claims	2003	125,000	—						7,330	(3)(4)
	2002	120,221	—	(1)					5,594	(3)

(1)	Due to financial losses suffered by the Company during the year and the Company’s need to conserve its capital, no bonus was paid to any of the Named Executives for the year ended December 31, 2002.

(2)	With respect to all of the Named Executives, amounts were less than the lesser of $50,000 or 10% of the total of annual salary and bonus for the year reported.

(3)	This amount includes the Company’s matching contribution under the 401(k) Plan, except that with regard to Messrs. Anderson, Buxton, and Coots, the 2002 amount also includes a holiday season cash payment of $300, and that with regard to Mr. Wisdom, the 2003 amount also includes a company appreciation cash payment of $288. In the case of Mr. Anderson, this amount also includes premiums paid for his benefit (i) on term life insurance in the amount of $1,027, $2,132 and $2,277 in 2004, 2003 and 2002, respectively, and (ii) on disability insurance in the amount of $5,254, $5,254 and $10,508 in 2004, 2003 and 2002, respectively.

(4)	In the case of Mr. Anderson, this amount includes a payment of $8,990 in 2003 for accrued vacation that was both unused and unusable. In the case of Mr. Buxton, this amount includes a payment of $8,343 in 2002 for accrued vacation that was both unused and unusable. In the case of Mr. Coots, this amount includes a payment of $6,713 and $2,699 in 2003 and 2002, respectively, for accrued vacation that was both unused and unusable. In the case of Mr. Wisdom, this amount includes a payment of $3,381 in 2003 for accrued vacation that was both unused and unusable.

Aggregated Option/SAR Exercises in the Last Fiscal Year and Fiscal Year-End Option/SAR Values

     The following table summarizes for each of the Named Executives the number of stock options, if any, exercised during the fiscal year ended December 31, 2004, the aggregate dollar value, if any, realized upon exercise, the total number of unexercised stock options held at December 31, 2004, if any, and the aggregate dollar value of the unexercised options held at December 31, 2004, if any. Value realized upon exercise, if any, is the difference between the fair market value of the underlying stock on the exercise date and the exercise price of the option. Value of unexercised options at fiscal year-end is the difference between the exercise price of the stock options and the fair market value of the underlying stock at December 31, 2004, the latter of which was $1.49 per share. These values, unlike the amounts, if any, set forth in the column headed “Value Realized,” have not been, and may never be, realized. The options have not been, and may not be, exercised. Actual gains, if any, on exercise will depend on the value of the Common Stock on the date of exercise. There can be no assurance that the values shown will be realized.

Aggregated Option Exercises In The Last
Fiscal Year and FY-End Option Values

	Shares		Number of Securities			Value of Unexercised
	Acquired on	Value	Underlying Unexercised			In-The-Money
Name	Exercise (#)	Realized ($)	Options/SARs at FY-End			Options/SARs at FY-End ($)
			Exercisable		Unexercisable	Exercisable	Unexercisable
Glenn W. Anderson	—	—	50,000	(1)	180,000	—	—
President and Chief Executive Officer

Michael S. Johnston	—	—	8,425	(2)	—	—	—
President-Personal Lines Division

Richard M. Buxton	—	—	53,164	(3)	—	—	—
Senior Vice President Mergers and Acquisitions, Investor Relations

Daniel J. Coots	—	—	50,135	(4)	—	—	—
Senior Vice President and Chief Financial Officer

Jackiben N. Wisdom	—	—	1,275	(5)	—	—	—
Vice President-Claims

(1)	Options to purchase 50,000 shares are exercisable at approximately $5.50 per share.

(2)	Options to purchase 8,425 shares are exercisable at approximately $5.50 per share.

(3)	Options to purchase 34,164 shares are exercisable at approximately $6.03 per share and options to purchase 19,000 shares are exercisable at approximately $5.50 per share.

(4)	Options to purchase 35,135 shares are exercisable at approximately $6.03 per share and options to purchase 15,000 shares are exercisable at approximately $5.50 per share.

(5)	Options to purchase 1,275 shares are exercisable at approximately $5.50 per share.

Employee Benefit Plans

     At December 31, 2004, the Company had two plans under which options could be granted: the 1995 Option Plan and the 1998 Incentive Plan. The 1995 Option Plan was approved by the shareholders on May 10, 1996 and 1,071,000 shares are currently reserved for issuance under this plan. Options granted under the 1995 Option Plan have a maximum ten year term and are exercisable at the rate of 20% immediately upon grant and 20% on each of the first four anniversaries of the grant date. The 1998 Incentive Plan was approved by the shareholders on July 17, 1998, and the aggregate number of shares of Common Stock that may be issued under the 1998 Incentive Plan is limited to 1,000,000. Under the 1998 Incentive Plan, stock options (including incentive stock options and non-qualified stock options), stock appreciation rights and restricted stock awards may be granted.

     The Company has the 401(k) Plan to help eligible employees build financial security for retirement and to help protect them and their beneficiaries in the event of death or disability. Generally all employees of the Company are eligible to participate in the 401(k) Plan. The Company and the participant both make contributions to the 401(k) Plan. The 401(k) Plan currently permits employees to direct that their accounts be invested in any of a number of mutual funds or other publicly traded securities. The 401(k) Plan Investment Committee determined in 2003 not to allow employees to direct that their 401(k) Plan accounts purchase additional shares of Common Stock; however, employee 401(k) Plan accounts which held Common Stock prior to that time may continue to hold those shares. The 401(k) Plan contains no restrictions on the disposition of interests in the Plan or Common Stock held by the 401(k) Plan, but participants in the 401(k) Plan will be subject to general Company policy regarding transactions involving Common Stock to facilitate compliance with applicable securities laws. Should the Company decide to change the 401(k) Plan trustee, there will be a period of time during which interests in the Plan will not be able to be traded or otherwise disposed of.

     See “Certain Transactions” for additional information regarding arrangements relating to compensation of officers and key employees.

Compensation of Directors

     Each director of the Company who is not a full time employee of the Company receives a quarterly retainer and a meeting fee for each in person meeting, plus expenses incurred in attending meetings of the Board. In 2004, each director received $4,000 as a quarterly retainer and $2,000 per scheduled Board meeting attended. Directors who are also full time employees of the Company are not separately compensated for their service as a director.

     Members of the Special Committee received $750 per Special Committee meeting attended, or $118,500 in the aggregate (including three quarterly retainer fee payments to Mr. Puckett of $5,000 each for services as Chairman of the Special Committee) for meetings relating to the Company’s recapitalization through December 31, 2004.

     Directors have periodically been granted and hold stock options granted under one or more of the Company’s 1995 Option Plan and 1998 Incentive Plan. On May 25, 2000, options to purchase an aggregate of 33,600 shares of Common Stock for $5.50 per share were granted to non-employee directors of the Company under the 1998 Incentive Plan as follows: Joel C. Puckett, 8,400 shares; Sam Rosen, 8,400 shares; Harden H. Wiedemann, 8,400 shares; and John H. Williams, 8,400 shares. The options expire May 24, 2010 and became vested and exercisable in full on May 25, 2001. See “Security Ownership of Certain Beneficial Owners and Management” for more information regarding such grants.

Change in Control Agreements

     Of the Named Executives, Glenn W. Anderson, Richard M. Buxton and Daniel J. Coots (the “Change in Control Executives”) have each entered into agreements (“Change in Control Agreements”) which provide for the payment of benefits if he is actually or “constructively” terminated following a change in control of the Company and are automatically extended for one additional year from each December 31st unless sooner terminated by the Company. No benefits generally are payable if a Change in Control Executive terminates his own employment other than for “good reason” or is terminated for cause. No benefits beyond those otherwise provided by the Company are provided if a Change in Control Executive’s employment terminates by reason of death, disability or retirement.

     If, within two years following a change in control, a Change in Control Executive is terminated by the Company for reasons other than cause, or if the Change in Control Executive terminates employment for “good reason,” the Change in Control Executive will be paid a lump sum cash payment. In the case of Mr. Anderson, the lump sum cash payment would be in an amount equal to two times Mr. Anderson’s base salary. Under the terms of Mr. Anderson’s employment agreement with the Company described in Item 13 of this Report, if Mr. Anderson is terminated without cause, he will be entitled to the greater of (i) the amount he would be entitled to upon such termination under his employment agreement in the absence of a change in control (36 multiplied by 150% of his then current monthly rate of base salary) or (ii) the amount called for by his Change in Control Agreement. In the case of the other Change in Control Executives, the lump sum cash payment would be in an amount equal to 150% of the Change in Control Executive’s base salary. In the event any of such payments would not be deductible, in whole or in part, by the Company as a result of Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”), such payment would be reduced to the extent necessary to make the entire payment deductible.

     The Change in Control Agreements with Messrs. Buxton and Coots were entered into at the end of 2001 in place of prior agreements. The Change in Control Agreement with Mr. Anderson was entered into in 1998 when he joined the Company and was amended in conjunction with the recapitalization transactions discussed in Item 13 of this Report.

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

Retention Incentive Agreements

     As of December 31, 2004 the Company had retention incentive agreements with twelve of its employees, three of whom are officers of the Company. Each of the retention incentive agreements generally requires that the Company pay the applicable employee an amount based upon the employee’s annual base salary, less amounts owed by the Company to the employee pursuant to any change in control or severance agreements the employee may have with the Company. The Company’s obligation to make payments under each remaining retention incentive agreement is conditioned upon the employee remaining in the employ of the Company through a specified date, unless terminated earlier by the Company without cause or by the employee with good reason. During 2004, the Company made payments in the aggregate amount of approximately $74,000 pursuant to retention incentive agreements. As of December 31, 2004 the Company remained obligated to make up to an additional aggregate of approximately $652,000 in payments under the retention incentive agreements on or prior to April 25, 2005. The Company has made all of the payments contemplated under those retention incentive agreements in accordance with their terms. Other than Jackiben N. Wisdom (who was not one of the Named Executives of the Company at the time he entered into his retention incentive agreement), none of the Named Executives of the Company are parties to the retention incentive agreements.

Compensation Committee Interlocks and Insider Participation

     The members of the Company’s Compensation Committee are Harden H. Wiedemann and John H. Williams, Chairman. Sam Rosen served as a member of the Compensation Committee until August 25, 2004. No executive officer of the Company served as a member of the compensation committee of, or as a director of, another entity, one of the executive officers of which served either on the Compensation Committee or the Board.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The following table sets forth, as of March 25, 2005, the number of shares of Common Stock beneficially owned (as defined by the rules of the SEC) by (i) each person who is known to the Company to be the beneficial owner of more than five percent of the outstanding Common Stock, (ii) each director of the Company, (iii) the Chief Executive Officer and each of the other Named Executives (defined in Item 11 hereof) for the year ended December 31, 2004, and (iv) all of the directors and executive officers of the Company as a group. Except as otherwise indicated in footnotes to the table, the address for all of the persons listed is 1445 Ross Avenue, Suite 5300, Dallas, Texas.

	Amount and Nature of Beneficial Ownership (1)
	Number		Percent of
Name of Beneficial Owner	of Shares (2)		Voting Stock (3)
Goff Moore Strategic Partners, L.P. and John C. Goff (4)	25,334,553	(5)	38.3%
Robert W. Stallings	13,459,741	6)	20.8%
First Western Capital, LLC and James R. Reis	6,729,871	(7)	10.4%
Glenn W. Anderson	953,869	(8)	1.5%
Joel C. Puckett	505,221	(9)	*
Sam Rosen	251,297	(10)	*
Daniel J. Coots	112,055	(11)	*
Richard M. Buxton	75,151	(12)	*
John H. Williams	70,962	(13)	*
Harden H. Wiedemann	60,220	(14)	*
Michael S. Johnston	8,425	(15)	*
Jackiben N. Wisdom	4,306	(16)	*
Robert J. Boulware	0	(17)	*
Directors and executive officers as a group	47,594,397	(18)	71.2%

* Less than 1%

(1)	On March 25, 2005, there were outstanding 61,084,960 shares of Common Stock, and 18,120 shares of Series A Preferred Stock. The shares of Series A Preferred Stock were convertible into an aggregate of 3,552,941 shares of Common Stock and were held entirely by GMSP. Each share of Series A Preferred Stock is entitled to vote on each matter on which the Common Stock may vote and is entitled to one vote per share of Common Stock into which it is convertible. Together with the Common Stock, these shares constituted all of the Voting Stock. On March 25, 2005, there were 64,637,901 shares of Voting Stock outstanding.

(2)	Each person named below has sole investment and voting power with respect to all shares of Voting Stock shown as beneficially owned by the person, except as otherwise indicated below. Under applicable SEC rules under the Exchange Act, a person is deemed the “beneficial owner” of a security with regard to which the person, directly or indirectly, has or shares (a) the voting power, which includes the power to vote or direct the voting of the security, or (b) the investment power, which includes the power to dispose or direct the disposition of the security, in each case irrespective of the person’s economic interest in the security. Under these SEC rules, a person is deemed to beneficially own securities which the person has the right to acquire within 60 days (x) through the exercise of any option or warrant or (y) through the conversion of another security.

(3)	In determining the percent of Voting Stock owned by a person on March 25, 2005, (a) the numerator is the number of shares of Common Stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (i) the 64,637,901 shares in the aggregate of Voting Stock outstanding on March 25, 2005 and (ii) any shares of Common Stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities. Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

(4)	Mr. Goff may be deemed the beneficial owner of the shares of Common Stock beneficially owned by Goff Moore Strategic Partners, L.P. (“GMSP”) because he is a Managing Principal of the managing general partner of GMSP, is the owner of 82.3% of the limited partner interests in the limited partnership that is the managing general partner of GMSP and 100% of the membership interests in the limited liability company which is its general partner, and is a designee of GMSP on the Board. The address of GMSP is 777 Main Street, Suite 2250, Fort Worth, Texas 76102.

(5)	Consists of (a) 3,552,941 shares of Common Stock which GMSP may acquire upon conversion of 18,120 shares of the Series A Preferred Stock, (b) 20,189,612 shares of Common Stock beneficially owned by GMSP, (c) 42,000 shares of Common Stock that Mr. Goff has the right to acquire within 60 days through exercise of options granted under the 1995 Option Plan, and (d) 1,550,000 shares of Common Stock issuable upon exercise of the Series B Warrant that will expire January 1, 2011, at an exercise price of $2.5875 per share. GMSP and certain of its affiliates are subject to a contractual standstill prohibition and GMSP is required to vote its Series A Preferred Stock in accordance with a voting agreement.

(6)	Mr. Stallings is the executive Chairman of the Board and chief strategic officer. Mr. Stallings is subject to a contractual standstill prohibition.

(7)	Mr. Reis may be deemed the beneficial owner of the shares of Common Stock beneficially owned by First Western Capital, LLC (“Reis LLC”) because he is the sole manager and member of Reis LLC. Mr. Reis is the Executive Vice President and is subject to a contractual standstill prohibition.

(8)	Includes 12,369 shares of Common Stock held by the 401(k) Plan for the account of Mr. Anderson as beneficiary and 230,000 shares of Common Stock that Mr. Anderson has the right to acquire within 60 days through the exercise of options granted under the 1998 Incentive Plan. Also includes 600,000 shares of Common Stock issued to Mr. Anderson in January, 2005, 400,000 of which are restricted shares that vest and cease to be subject to forfeiture conditions as to 80,000 shares on each anniversary of the grant date.

(9)	Includes 51,927 shares of Common Stock held by the Joel Puckett Self-Employed Retirement Trust and 92,400 shares of Common Stock that Mr. Puckett has the right to acquire within 60 days through the exercise of options granted under the 1995 Option Plan and the Company’s 1998 Long-Term Incentive Plan (“1998 Incentive Plan”).

(10)	Includes 3,163 shares of an IRA for Mr. Rosen’s wife. Mr. Rosen disclaims beneficial ownership of those shares. Also includes 35,065 shares held for the benefit of Mr. Rosen by the Shannon, Gracey, Ratliff & Miller, L.L.P. Profit Sharing Plan, 3,163 shares of Common Stock held by Mr. Rosen’s IRA and 92,400 shares of Common Stock that Mr. Rosen has the right to acquire within 60 days through the exercise of options granted under the 1995 Option Plan and 1998 Incentive Plan. Mr. Rosen is a partner in the law firm of Shannon, Gracey, Ratliff & Miller, L.L.P.

(11)	Includes 41,920 shares of Common Stock held by the 401(k) Plan for the account of Mr. Coots as beneficiary and 50,135 shares of Common Stock that Mr. Coots has the right to acquire within 60 days through the exercise of options granted under the 1995 Option Plan and 1998 Incentive Plan.

(12)	Includes 6,987 shares of Common Stock held by the 401(k) Plan for the account of Mr. Buxton as beneficiary and 53,164 shares of Common Stock that Mr. Buxton has the right to acquire within 60 days through the exercise of options granted under the 1995 Option Plan and 1998 Incentive Plan.

(13)	Includes 50,400 shares of Common Stock that Mr. Williams has the right to acquire within 60 days through the exercise of options granted under the 1995 Option Plan and 1998 Incentive Plan.

(14)	Includes 58,800 shares of Common Stock that Mr. Wiedemann has the right to acquire within 60 days through the exercise of options granted under the 1995 Option Plan and 1998 Incentive Plan.

(15)	Includes 8,425 shares of Common Stock that Mr. Johnston has the right to acquire within 60 days through the exercise of options granted under the 1998 Incentive Plan.

(16)	Includes 3,031 shares of Common Stock held by the 401(k) Plan for the account of Mr. Wisdom as beneficiary and 1,275 shares of Common Stock that Mr. Wisdom has the right to acquire within 60 days through the exercise of options granted under the 1998 Incentive Plan.

(17)	Robert J. Boulware was elected a director of the Company effective March 2, 2005.

(18)	This director and officer group consists of 15 persons. The number of shares includes (a) 75,823 shares of Common Stock held by the 401(k) Plan for the account of executive officers, (b) 516,093 shares of Common Stock that directors and executive officers of the Company have the right to acquire within 60 days through the exercise of options granted under the 1995 Option Plan and 1998 Incentive Plan, (c) 20,189,612 shares of Common Stock held by GMSP, of which Mr. Goff is a Managing Principal, and 3,552,941 shares of Common Stock which GMSP may acquire upon conversion of 18,120 shares of the Series A Preferred Stock, (d) 1,550,000 shares of Common Stock that GMSP has the right to acquire immediately through exercise of the Series B Warrant at a price per share of $2.5875, (e) 13,459,741 shares of Common Stock held by Mr. Stallings, (f) 6,729,871 shares of Common Stock held by Reis LLC and (g) 600,000 shares of Common Stock held by Mr. Anderson.

Item 13. Certain Relationships and Related Transactions.

2005 Recapitalization

     Introduction. On January 21, 2005, the Company consummated a recapitalization pursuant to agreements that it entered into on August 27, 2004 and that were approved by GNAC’s shareholders on January 18, 2005. The agreements were with GMSP, then holder of the Company’s Series A and Series C Preferred Stock and approximately 5% of the outstanding Common Stock; Mr. Stallings, the Chairman of the Board and then holder of the Company’s Series B Preferred Stock; and First Western Capital, LLC, a limited liability company (“First Western”) owned by James R. Reis. The recapitalization substantially reduced, as well as extended, the Company’s existing Preferred Stock redemption obligations and resulted in cash proceeds to the Company of approximately $8.7 million (before an estimated $2.2 million in transaction costs and approximately $3.4 million used to redeem the Series C Preferred Stock). The events leading up to, and the transactions constituting, the recapitalization are described briefly below.

     1999 GMSP Transaction. On October 4, 1999 the Company sold to GMSP, for an aggregate purchase price of $31,620,000, (i) 31,620 shares of Series A Preferred Stock (stated value $1,000 per share), which were convertible into 6,200,000 shares of Common Stock at a conversion price of $5.10 per share (subject to adjustment for certain events), (ii) the Series A Warrant (which expired per its terms unexercised on October 4, 2004) to purchase an aggregate of 1,550,000 shares of Common Stock at an exercise price of $6.375 per share and (iii) the Series B Warrant expiring October 4, 2006 to purchase an aggregate of 1,550,000 shares of Common Stock at an exercise of $8.50 per share. At closing, the Company and its insurance company subsidiaries entered into investment management agreements with GMSP, pursuant to which GMSP managed their respective investment portfolios. In the securities purchase agreement entered into between GMSP and the Company for the 1999 GMSP transaction, the Company agreed to nominate John C. Goff and another individual selected by GMSP, and to use its best efforts to cause them to be elected to the Board.

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

     2001 Transactions with Mr. Stallings. On March 23, 2001, the Company sold to Mr. Stallings for $3 million in cash 3,000 shares of its newly created Series B Preferred Stock (stated value of $1,000 per share) and a warrant expiring March 23, 2006 to purchase an aggregate of 1,050,000 shares of Common Stock at $2.25 per share. The annual dividend provisions and the redemption provisions of the Series B Preferred Stock were the same as those for the Series C Preferred Stock. The Series B Preferred Stock was convertible into 1,333,333 shares of Common Stock at $2.25 per share. Mr. Stallings also entered into a consulting agreement pursuant to which he provided consulting services to the Company’s insurance subsidiaries for $300,000 per annum. In the securities purchase agreement entered into between Mr. Stallings and the Company for this transaction, the Company agreed to nominate Mr. Stallings, and use its best efforts to cause him to be elected to the Board.

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

Employment Agreements with Messrs. Stallings, Anderson and Reis

     As an integral part of the recapitalization, the Company entered into new employment agreements with Messrs. Stallings and Reis and an amended employment agreement with Mr. Anderson, all of which were approved by shareholders on January 18, 2005.

     Stallings Employment Agreement. The Employment Agreement between the Company and Mr. Stallings provides, among other things, the following:

•	Mr. Stallings serves as our executive Chairman of the Board and receives an annual base salary of $300,000.

•	Mr. Stallings’ annual bonus will be an amount equal to 5% of “EBIT,” which is defined to mean, subject to certain adjustments, the sum of the Company’s consolidated income before Federal income taxes, interest expense and any bonuses accrued in respect of Mr. Stallings.

The term of Mr. Stallings’ employment is for three years beginning January 21, 2005 and is automatically extended by an additional year on the same terms and conditions on each anniversary of the effective date (so that, as of each anniversary of the effective date, the term of the Employment Agreement remains three years), unless either party gives notice of an intention not to extend the term.

     Anderson Employment Agreement. As amended, the Employment Agreement between the Company and Mr. Anderson provides, among other things, the following:

•	Mr. Anderson continues to serve as the Company’s President and Chief Executive Officer, positions he has held since 1998.

•	The Company issued 200,000 shares of Common Stock to Mr. Anderson on January 21, 2005, which shares are fully vested and not subject to forfeiture.

•	The Company entered into a restricted stock agreement with Mr. Anderson pursuant to which he was issued an additional 400,000 shares of restricted Common Stock that would vest and cease to be subject to forfeiture conditions as to 80,000 shares on each anniversary of the date of grant.

•	Mr. Anderson’s annual bonus will be an amount equal to 2% of “EBIT,” which is defined to mean, subject to certain adjustments, the sum of the Company’s consolidated income before Federal income taxes, interest expense and any bonuses accrued in respect of Mr. Anderson.

The term of Mr. Anderson’s employment remains four years and is automatically extended by an additional year on the same terms and conditions (so that the term remains four years, unless either party gives notice of an intention not to extend the term.

     Reis Employment Agreement. The Employment Agreement between the Company and Mr. Reis provides, among other things, the following:

•	Mr. Reis serves as Executive Vice President of the Company and receives an annual base salary of $200,000.

•	Mr. Reis’ annual bonus will be an amount equal to 2.5% of “EBIT,” which is defined to mean, subject to certain adjustments, the sum of the Company’s consolidated income before Federal income taxes, interest expense and any bonuses accrued in respect of Mr. Reis.

The term of Mr. Reis’ employment is for three years beginning January 21, 2005 and will be automatically extended by an additional year on the same terms and conditions on each anniversary of the effective date (so that, as of each anniversary of the effective date, the term of the Employment Agreement remains three years).

Blackhawk Motorsports Sponsorship

     On February 7, 2005 the Company executed a Sponsorship Agreement between Stallings Capital Group Consultants, Ltd. dba Blackhawk Motorsports (“Blackhawk”) and the Company pursuant to which the Company agreed to become primary sponsor of a Daytona Prototype Series racing team during a term commencing on the date of the agreement and continuing until January 31, 2006. The Sponsorship Agreement provides that, in consideration of the payment by the Company of a sponsorship fee of $440,000 payable in ten installments, during the term of the agreement from February 1, 2005 through January 31, 2006 the Company will receive various benefits customary for sponsors of Daytona Prototype Series racing teams, including rights relating to signage on team equipment and access for customers and agents to certain race facilities.

     Following its recently completed recapitalization, the Company intends to use the sponsorship to build brand awareness and advance the Company’s distribution strategies.

     Blackhawk is owned and controlled by Mr. Stallings. The Board of Directors authorized entering into the agreement, and in authorizing the agreement, the Board of Directors considered Mr. Stallings’ role and concluded that, under the circumstances, the Sponsorship Agreement is fair to, and in the best interests of, the Company. The Sponsorship Agreement contains provisions protecting the Company’s interests, including a termination provision that permits the Company unilaterally to terminate the agreement at any time and thereby cease making installment payments of the sponsorship fee.

Item 14. Principal Accountant Fees and Services.

Fees Paid to KPMG LLP

     The following table shows the fees paid or accrued by the Company for the audit and other services provided by KPMG for fiscal years 2004 and 2003.

	For the Year Ended	For the Year Ended
	December 31, 2004	December 31, 2003
Audit Fees	$405,703	$257,800

Audit-Related fees (1)	111,174	199,774

Audit and Audit-Related fees	$516,877	$457,574

Tax fees (2)	75,350	146,265

All other fees	0	0

Total fees	$592,227	$603,839

(1)	Audit related fees of KPMG for the years ended December 31, 2004 and 2003 consisted of fees for services provided related to Section 404 of the Sarbanes-Oxley Act of 2002, statutory audit of insurance companies and audits of financial statements of employee benefit plans.

(2)	Tax fees of KPMG for the years ended December 31, 2004 and 2003 consisted of fees for tax consultation and tax compliance services.

Pre-Approval Policies of Audit Committee

     The Audit Committee Charter provides that any engagement of KPMG or any other outside auditor to render audit or non-audit services to the Company must be pre-approved by the Audit Committee. The Audit Committee has delegated to its Chairman the authority to grant pre-approvals of audit and non-audit services in cases where the fees for the engagement do not exceed $10,000. This pre-approval delegation does not apply to engagements for work in respect of the Company’s internal controls. During 2004, all services rendered to the Company by KPMG were pre-approved by either the Audit Committee or its Chairman acting within the scope of his delegated authority.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Exhibit No.	Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAINSCO, INC.
(Registrant)

/s/ Glenn W. Anderson
Glenn W. Anderson, President
Date: April 28, 2005