Form 10-Q
period 2005-03-31
GAINSCO INC
filed 2005-05-16
CIK 786344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Quarterly Report under Section 13 or 15(d) of the
Securities Exchange Act of 1934

For Quarter Ended March 31, 2005	Commission File Number 1-9828

GAINSCO, INC.

(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	75-1617013 (I.R.S. Employer Identification No.)

1445 Ross Ave., Suite 5300, Dallas, Texas (Address of principal executive offices)	75202 (Zip Code)

Registrant’s telephone number, including area code	(214) 647-0415

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

As of May 13, 2005 there were 61,084,960 shares of the registrant’s Common Stock ($.10 par value) outstanding.

GAINSCO, INC. AND SUBSIDIARIES
INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements:

	Review Report of Independent Registered Public Accounting Firm	1

	Condensed Consolidated Balance Sheets as of March 31, 2005 (unaudited) and December 31, 2004	2

	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2005 and 2004 (unaudited)	4

	Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Three Months Ended March 31, 2005 (unaudited) and the Twelve Months Ended December 31, 2004	5

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004 (unaudited)	7

	Notes to Condensed Consolidated Financial Statements March 31, 2005 and 2004 (unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	31

Item 4.	Controls and Procedures	33

PART II. OTHER INFORMATION

Item 6.	Exhibits	34

SIGNATURE		35
Awareness Letter of KPMG LLP
Section 302 Certification - Chief Executive Officer
Section 302 Certification - Chief Financial Officer
Certificate Pursuant to Section 906 - Chief Executive Officer
Certificate Pursuant to Section 906 - Chief Financial Officer

(i)

PART I. FINANCIAL INFORMATION

Review Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
GAINSCO, INC.:

We have reviewed the accompanying condensed consolidated balance sheet of GAINSCO, INC. and subsidiaries (“the Company”) as of March 31, 2005, the related condensed consolidated statements of operations for the three-month periods ended March 31, 2005 and 2004, the related condensed consolidated statements of shareholders’ equity and comprehensive income for the three-month period ended March 31, 2005 and the related condensed consolidated statements of cash flows for the three-month periods ended March 31, 2005 and 2004. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of GAINSCO, INC. and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated March 30, 2005, we expressed an unqualified opinion on those consolidated financial statements. Our report refers to a change in accounting for goodwill and other intangible assets in 2002 as a result of the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004 and condensed consolidated statement of shareholders’ equity and comprehensive income for the year ended December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.

/s/ KPMG LLP

Dallas, Texas
May 16, 2005

GAINSCO, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data)

	March 31,
	2005	December 31,
	(unaudited)	2004
Assets
Investments:
Fixed maturities:
Bonds available for sale, at fair value (amortized cost: $22,622 – 2005, $18,482 – 2004)	$23,076	19,192
Certificates of deposit, at amortized cost (which approximates fair value)	547	827
Short-term investments, at cost (which approximates fair value)	73,718	78,223

Total investments	97,341	98,242

Cash	4,923	3,853
Accrued investment income	307	250
Premiums receivable (net of allowance for doubtful accounts: $95 – 2005 and 2004)	16,039	9,662
Reinsurance balances receivable (net of allowance for doubtful accounts: $304 – 2005, $301 – 2004) (note 2)	11,307	8,438
Ceded unpaid claims and claim adjustment expenses (note 2)	32,360	37,063
Ceded unearned premiums	131	—
Deferred policy acquisition costs	3,076	1,719
Property and equipment (net of accumulated depreciation and amortization: $3,410 – 2005, $3,365 – 2004)	286	200
Current Federal income taxes (note 1)	9	9
Deferred Federal income taxes (net of valuation allowance: $28,526 – 2005, $28,918 – 2004) (note 1)	—	—
Other assets	2,387	3,890
Goodwill (note 1)	609	609

Total assets	$168,775	163,935

(continued)

GAINSCO, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data)

	March 31,
	2005	December 31,
	(unaudited)	2004
Liabilities and Shareholders’ Equity
Liabilities
Unpaid claims and claim adjustment expenses	$87,657	95,545
Unearned premiums	21,068	13,082
Commissions payable	1,245	736
Accounts payable	4,219	4,726
Reinsurance balances payable	650	341
Deferred revenue	979	1,109
Drafts payable	1,817	1,510
Deferred Federal income taxes (note 1)	154	242
Other liabilities	91	98

Total liabilities	117,880	117,389

Redeemable convertible preferred stock – Series A ($1,000 stated value, 31,620 shares authorized, 18,120 issued at March 31, 2005 and $1,000 stated value, 31,620 shares authorized, 31,620 issued at December 31, 2004), liquidation value of $18,120 at March 31, 2005 and $31,620 at December 31, 2004 (note 3)	16,189	27,737
Redeemable convertible preferred stock – Series B ($1,000 stated value, 3,000 shares authorized, 3,000 issued at December 31, 2004), liquidation value of $3,000 at December 31, 2004 (note 3)	—	2,955
Redeemable preferred stock – Series C ($1,000 stated value, 3,000 shares authorized, 3,000 issued at December 31, 2004), at liquidation value (note 3)	—	3,000

Total redeemable preferred stock	16,189	33,692

Shareholders’ Equity (note 3)

Common stock ($.10 par value, 250,000,000 shares authorized, 61,929,054 issued at March 31, 2005 and 22,013,830 issued at December 31, 2004)	6,193	2,201
Common stock warrants	—	330
Additional paid-in capital	120,270	101,076
Accumulated other comprehensive income (note 1)	300	469
Retained deficit	(83,728)	(83,527)
Unearned compensation on restricted stock	(634)	—
Treasury stock, at cost (844,094 shares at March 31, 2005 and December 31, 2004)	(7,695)	(7,695)

Total shareholders’ equity	34,706	12,854

Commitments and contingencies (note 5)
Total liabilities, redeemable preferred stock and shareholders’ equity	$168,775	163,935

See accompanying review report of KPMG LLP and notes to condensed consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited)

(Amounts in thousands, except per share data)

	Three months ended March 31,
	2005	2004
Revenues:
Net premiums earned (note 2)	$14,752	8,500
Net investment income	602	608
Net realized gains (note 1)	—	386
Other income	2,160	1,070

Total revenues	17,514	10,564

Expenses:
Claims and claims adjustment expenses (note 2)	10,037	5,459
Policy acquisition costs	2,124	1,309
Underwriting and operating expenses	4,209	2,745

Total expenses	16,370	9,513

Income before Federal income taxes	1,144	1,051

Federal income taxes:
Current benefit	—	9
Deferred expense	—	—

Total taxes	—	9

Net income	$1,144	1,060

Net (loss) income available to common shareholders	$(200)	6

Income per common share (note 1):
Basic	$.00	.00

Diluted	$.00	.00

See accompanying review report of KPMG LLP and notes to condensed consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income

(Amounts in thousands)

	Three months
	ended	Twelve months
	March 31, 2005	ended
	(unaudited)	December 31, 2004
Common stock:
Balance at beginning of period	$2,201	2,201
Stock issued	3,992	—

Balance at end of period	$6,193	2,201

Common stock warrants:
Balance at beginning of period	$330	540
Series A warrants expired	—	(210)
Warrants exchanged	(180)	—
Series B warrants written down	(150)	—

Balance at end of period	$—	330

Additional paid-in capital:
Balance at beginning of period	$101,076	100,866
Warrants expired	—	210
Warrants exchanged	180	—
Warrants written down	150	—
Common stock issued	20,864	—
Series A preferred stock discount	200	—
Recapitalization costs	(2,200)	—

Balance at end of period	$120,270	101,076

(continued)

GAINSCO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income

(Amounts in thousands)

	Three months ended
	March 31, 2005		Twelve months ended
	(unaudited)		December 31, 2004
Retained deficit:
Balance at beginning of period	$(83,527)		(84,455)
Net income	1,144	1,144	5,509	5,509
Redemption of series C preferred stock	(416)		—
Series B preferred stock exchange	(282)		—
Accrued dividends – redeemable preferred stock (note 3)	(273)		(1,139)
Accretion of discount on redeemable preferred shares	(374)		(3,442)

Balance at end of period	(83,728)		(83,527)

Accumulated other comprehensive income:
Balance at beginning of period	$469		1,955
Unrealized loss on securities, net of reclassification adjustment, net of tax (note 1)	(169)	(169)	(1,486)	(1,486)

Comprehensive income		975		4,023

Balance at end of period	300		469

Unearned compensation on restricted stock:
Balance at beginning of period	$—		—
Issuance of restricted common stock	(660)		—
Amortization of unearned compensation	26		—

Balance at end of period	$(634)		—

Treasury stock:
Balance at beginning and at end of period	(7,695)		(7,695)

Total shareholders’ equity at end of period	$34,706		12,854

See accompanying review report of KPMG LLP and notes to condensed consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)

(Amounts in thousands)

	Three months ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$1,144	1,060
Adjustments to reconcile net income to cash used for operating activities:
Depreciation and amortization	54	45
Non-cash compensation expense	330	—
Change in accrued investment income	(57)	132
Change in premiums receivable	(6,377)	(2,220)
Change in reinsurance balances receivable	(2,869)	(1,381)
Change in ceded unpaid claims and claim adjustment expenses	4,703	2,900
Change in ceded unearned premiums	(131)	1
Change in deferred policy acquisition costs	(1,357)	(353)
Change in other assets	1,503	1,365
Change in unpaid claims and claim adjustment expenses	(7,888)	(11,218)
Change in unearned premiums	7,986	2,385
Change in commissions payable	509	126
Change in accounts payable	(507)	60
Change in reinsurance balances payable	309	(143)
Change in deferred revenue	(130)	(128)
Change in drafts payable	307	293
Change in other liabilities	(7)	105
Change in current Federal income taxes	—	(9)

Net cash used for operating activities	$(2,478)	(6,980)

(continued)

GAINSCO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)

(Amounts in thousands)

	Three months ended March 31,
	2005	2004
Cash flows from investing activities:
Bonds available for sale:
Sold	$—	1,175
Matured	3	526
Purchased	(4,124)	(100)
Certificates of deposit matured	278	90
Net change in short term investments	4,505	6,831
Property and equipment (purchased) disposed	(132)	4

Net cash provided by investing activities	530	8,526

Cash flows from financing activities:
Dividend payment on redeemable preferred stock	(62)	—
Redemption of preferred stock	(3,416)	—
Issuance of common stock	8,696	—
Recapitalization costs	(2,200)	—

Net cash provided by financing activities	3,018	—

Net increase in cash	1,070	1,546
Cash at beginning of period	3,853	1,913

Cash at end of period	$4,923	3,459

Supplemental disclosures of non-cash financing activities:

     Additional common stock was issued upon the conversion of 13,500 shares of the Series A Preferred Stock (note 3)

See accompanying review report of KPMG LLP and notes to condensed consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(see accompanying review report of KPMG LLP)
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

The accompanying consolidated financial statements are prepared on the basis of U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to current year presentation.

Certain disclosures have been condensed or omitted from these financial statements. Accordingly, these financial statements should be read with the consolidated financial statements included in our 2004 annual report on Form 10-K.

(b)	Nature of Operations

On February 7, 2002, the Company announced its decision to discontinue writing commercial lines insurance business due to continued adverse claims development and unprofitable results.

During 2001 the Company was predominately a property and casualty insurance company concentrating its efforts on nonstandard markets within the commercial, personal and specialty insurance lines. Beginning in 2002, the Company became predominantly a property and casualty insurance company concentrating its efforts on nonstandard personal auto markets. The Company concentrates its efforts on nonstandard personal auto markets and is approved to write insurance in 39 states and the District of Columbia on a non-admitted basis and in 44 states and the District of Columbia on an admitted basis. The Company currently markets its nonstandard personal auto line through over 2,400 independent retail agencies.

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

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(see accompanying review report of KPMG LLP)
(Unaudited)

there being no material adverse change in the regulatory treatment of GCM specifically, or county mutuals generally, from legislative or regulatory administrative actions prior to the applicable payment date.

In the session of the Texas Legislature ended June 2, 2003, changes were made in the statutes governing the regulatory treatment of county mutual insurance companies in Texas. These changes prejudice the rights of the Company to receive contingent payments from Liberty, depending upon how the statutory changes and the Company’s agreement with Liberty are interpreted. The Company contacted Liberty to discuss its obligation to make the contingent payments in light of the recent legislation. Liberty’s position is that they have no obligation to make any of the $9 million contingent payments under the agreement. The Company has fully reserved its receivable due from Liberty of $485,000 (representing the excess of the Company’s cost basis in GCM over the $1,000,000 received from Liberty at the closing of the sale transaction) as potentially uncollectible because of the statutory changes in 2003.

GNAC will use cash during 2005 primarily for: (1) preferred stock dividends (see Note (3)), (2) administrative expenses, and (3) investments. The Company received approximately $3 million, net as a result of the 2005 Recapitalization in January, 2005. The primary source of cash to meet other obligations is statutorily permitted payments from its insurance subsidiary, General Agents Insurance Company of America, Inc. (“General Agents”), an Oklahoma corporation.

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

The unrealized gains on investments at March 31, 2005 and December 31, 2004 are set forth in the following table:

	March 31, 2005	December 31, 2004
Bonds available for sale:		(Amounts in thousands)
Unrealized gain	$454	710
Deferred tax expense	(154)	(241)

Net unrealized gain	$300	469

Proceeds from the sale of bond securities totaled $1,175,000 for the three months ended March 31, 2004. There were no sales of bond securities for the three months ended March 31, 2005.

Realized gains on investments totaled $386,000 for the three months ended March 31, 2004. There were no realized gains for the three months ended March 31, 2005 and no realized losses for the three months ended March 31, 2005 and 2004, respectively.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(see accompanying review report of KPMG LLP)
(Unaudited)

(d)	Federal Income Taxes

The Company and its subsidiaries file a consolidated Federal income tax return. Deferred income tax items are accounted for under the “asset and liability” method which provides for temporary differences between the reporting of earnings for financial statement purposes and for tax purposes, primarily deferred policy acquisition costs, the discount on unpaid claims and claim adjustment expenses, net operating loss carryforwards and the nondeductible portion of the change in unearned premiums. The Company did not pay Federal income taxes during the three months ended March 31, 2005 and March 31, 2004.

In assessing the realization of its deferred tax assets, management considers whether it is more likely than not that a portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In 2001 the Company recorded a valuation allowance against its Federal income tax asset. In the first quarter of 2002, the Company announced it was discontinuing the writing of its largest line of business, commercial lines, due to continued adverse claims development and unprofitable results. At that time, the prospects for significant taxable income in personal lines, its only remaining line of business, were unclear. Because the Company had no near-term expectation of taxable income, it was necessary to fully reserve the deferred tax asset due to uncertainty of future taxable income that could utilize this asset. In 2004, excluding capital gains, the Company recorded a small taxable loss. As of March 31, 2005, the deferred tax asset remains fully reserved.

As a result of losses in prior years, as of March 31, 2005 the Company has net operating loss carryforwards for tax purposes aggregating $71,652,000. These net operating loss carryforwards of $576,000, $22,806,000, $33,950,000, $13,687,000 and $633,000, if not utilized, will expire in 2018, 2020, 2021, 2022 and 2023, respectively. The tax benefit of the net operating loss carryforwards is $24,362,000, which is calculated by applying the Federal statutory income tax rate of 34% against the net operating loss carryforwards of $71,652,000.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(see accompanying review report of KPMG LLP)
(Unaudited)

(e)	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2005	2004
	(Amounts in thousands)
Numerator:
Net income	$1,144	1,060
Preferred stock dividends	(273)	(235)
Accretion of discount on preferred stock	(1,071)	(819)

Numerator for basic earnings per share – (loss) income available to common shareholders	$(200)	6

Effect of dilutive securities:
Preferred stock dividends	273	235
Accretion of discount on preferred stock	1,071	819

	1,344	1,054

Numerator for diluted earnings per share – income available to common shareholders after assumed conversions	$1,144	1,060

Denominator:
Denominator for basic earnings per share – weighted average shares	54,432	21,170

Effect of dilutive securities:
Convertible preferred stock	3,553	7,533

Dilutive potential common shares	3,553	7,533

Denominator for diluted earnings per share – adjusted weighted average shares & assumed conversions	57,985	28,703

Basic earnings per share	$.00	.00

Diluted earnings per share *	$.00	.00

*	The effects of convertible preferred stock and common stock equivalents are antidilutive for both periods; therefore, reported diluted earnings per share is the same as basic earnings per share. Series A Preferred Stock is convertible into an aggregate of 3,552,941 shares of Common Stock. Warrants can be exercised to purchase an aggregate of 1,550,000 shares of Common Stock and options can be exercised to purchase an aggregate of 721,343 shares of Common Stock. Convertible preferred stock and common stock equivalents are convertible or exercisable at prices in excess of the price of the Common Stock on March 31, 2005.

(f)	Stock-Based Compensation

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

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(see accompanying review report of KPMG LLP)
(Unaudited)

The Company applies APB 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost been determined consistent with Statement 123 for the options granted, the Company’s net income and earnings per share would have been the pro forma amounts indicated below:

	Three months ended March 31,
	2005	2004
	(Amounts in thousands)
Numerator:
Net income as reported	$1,144	1,060
Compensation cost	(33)	(31)

Pro forma net income	1,111	1,029
Effect of dilutive securities	(1,344)	(1,054)

Numerator for pro forma basic earnings per share – pro forma loss available to common shareholders	$(233)	(25)

Effect of dilutive securities	1,344	1,054

Numerator for pro forma diluted earnings per share – pro forma income available to common shareholders after assumed conversions	$1,111	1,029

Denominator:
Denominator for basic earnings per share – weighted average shares	54,432	21,170

Denominator for diluted earnings per share – adjusted weighted average shares & assumed conversions	57,985	28,703

Basic earnings per share	$.00	.00

Diluted earnings per share *	$.00	.00

*	The effects of convertible preferred stock and common stock equivalents are antidilutive for both periods; therefore, pro forma diluted earnings per share is reported the same as pro forma basic earnings per share.

(g)	Accumulated Other Comprehensive Income

The following schedule presents the components of other comprehensive (loss) income:

	Three months ended March 31,
	2005	2004
	(Amounts in thousands)
Unrealized losses on securities:
Unrealized holding loss during period	$(256)	(199)
Less: Reclassification adjustment for amounts included in net income for realized gains	—	386

Other comprehensive loss before Federal income taxes	(256)	(585)
Federal income tax benefit	(87)	(199)

Other comprehensive loss	$(169)	(386)

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(see accompanying review report of KPMG LLP)
(Unaudited)

(h)	Goodwill

Goodwill as of March 31, 2005 and as of December 31, 2004 is $609,000 and is related to the 1998 acquisition of the Lalande Group and reflects a value no more than the estimated fair valuation of combined agency and claims handling operations of this type in the personal auto marketplace. Effective in 2002, goodwill is no longer amortized but is subject to an impairment test based on its estimated fair value. Therefore, additional impairment losses could be recorded in future periods.

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

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which requires the cost resulting from stock options be measured at fair value and recognized in earnings. This Statement replaces Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” which permitted the recognition of compensation expense using the intrinsic value method. SFAS No. 123(R) is effective for public companies at the beginning of the first annual period beginning after June 15, 2005. We estimate that the impact of adoption of SFAS No. 123(R) will approximate the impact of the adjustments made to determine pro forma net income and pro forma earnings per share under Statement No. 123. See Note 1(f). The Company plans to adopt SFAS No. 123(R) on July 1, 2005 using the modified-retrospective method, revising all prior periods.

(j)	Benefit Plans

In August 2002, the Company entered into executive severance agreements with two senior executives, Richard M. Buxton and Daniel J. Coots, because of their importance to the Company. The agreements generally provide that the Company shall pay the executive, upon termination of the employment of the

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(see accompanying review report of KPMG LLP)
(Unaudited)

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

The Company has retention incentive agreements with twelve of its employees, three of whom are officers of the Company. Each of the retention incentive agreements generally requires that the Company pay the applicable employee an amount based upon the employee’s annual base salary, less amounts owed by the Company to the employee pursuant to any change in control or severance agreements the employee may have with the Company. The Company’s obligation to make payments under each remaining retention incentive agreement is conditioned upon the employee remaining in the employ of the Company through a specified date, unless terminated earlier by the Company without cause or by the employee with good reason. The Company was obligated to make up to an additional aggregate of approximately $652,000 in payments under the retention incentive agreements on or prior to April 15, 2005. These payments were made on April 15, 2005 and the amounts were recognized in the accompanying consolidated financial statements in accordance with FASB Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

(2)	Reinsurance

The amounts deducted in the Condensed Consolidated Statements of Operations for reinsurance ceded for the three months ended March 31, 2005 and 2004, respectively, are set forth in the following table.

	Three months ended March. 31,
	2005	2004
	(Amounts in thousands)
Premiums earned – all other	$79	50

Claims and claim adjustment expenses – all other	$1,810	727

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(see accompanying review report of KPMG LLP)
(Unaudited)

The amounts included in the Condensed Consolidated Balance Sheets for reinsurance ceded under fronting arrangements as of March 31, 2005 and December 31, 2004 were as follows:

	2005	2004
	(Amounts in thousands)
Unpaid claims and claim adjustment expenses – Fronting arrangements	$216	265

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

Effective December 31, 2000, the Company entered into a reserve reinsurance cover agreement with a non-affiliated reinsurer. This agreement reinsures the Company’s ultimate net aggregate liability in excess of $32,500,000 up to an aggregate limit of $89,650,000 for net commercial auto liability losses and loss adjustment expense incurred but unpaid as of December 31, 2000. At March 31, 2005 and December 31, 2004, deferred reinsurance gains of $979,000 and $1,109,000, have been recorded in Deferred revenues. For the first quarter of 2005 and 2004, $130,000 and $128,000, respectively, were recorded in Other income. Since its inception at December 31, 2000, $8,071,000 has been recorded in Other income, which represents the reserve development under the reserve reinsurance cover agreement. The deferred gain item will be recognized in income in future periods based upon the ratio of claims paid in the $57,150,000 layer to the total of the layer. The reinsurer remains responsible for reimbursing the Company for claim payments covered under this agreement.

For 2004 and 2005 the Company has catastrophe reinsurance on its nonstandard personal auto physical damage business for property claims of $1,500,000 in excess of $500,000 for a single catastrophe, as well as aggregate catastrophe property reinsurance for $1,500,000 in excess of $750,000 in the aggregate.

The Company remains directly liable to its policyholders for all policy obligations and the reinsuring companies are obligated to the Company to the extent of the reinsured portion of the risks.

(3)	Redeemable Preferred Stock and Shareholders’ Equity

The Company has authorized 250,000,000 shares of common stock, par value $.10 per share (the “Common Stock”). Of the authorized shares of Common Stock, 61,929,054 were issued as of March 31, 2005 and 22,013,830 were issued as of December 31, 2004, and 61,084,960 were outstanding as of March 31, 2005 and 21,169,736 were outstanding as of December 31, 2004.

On October 4, 1999 GNAC sold to Goff Moore Strategic Partners, L.P. (“GMSP”), for an aggregate purchase price of $31,620,000 (i) 31,620 shares of Series A Preferred Stock (stated value $1,000 per share), which are convertible into 6,200,000 shares of Common Stock at a conversion price of $5.10 per share and, should the Company pay dividends on its Common Stock, the Series A Preferred Stock would be entitled to dividends as if converted into Common Stock, (ii) the Series A Warrant to purchase an aggregate of 1,550,000 shares of Common Stock at an exercise price of $6.375 per share with an expiration of October 2004 and (iii) the Series B Warrant to purchase

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(see accompanying review report of KPMG LLP)
(Unaudited)

an aggregate of 1,550,000 shares of Common Stock at an exercise price of $8.50 per share with an expiration date of October 2006. As a result of the value attributable to the Common Stock purchase warrants issued with the Series A Preferred Stock, the Series A Preferred Stock was issued at a discount which was being amortized over a five year period using the effective interest method. Proceeds were allocated based upon the relative fair values of the Series A Preferred Stock, and the Series A Warrants and the Series B Warrants. The Series A Warrants and the Series B Warrants are anti-dilutive.

Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“Statement 150”) does not impact the accounting by the Company since the Preferred Stock is not considered “mandatory redeemable financial instruments” based on Statement 150’s definition, and therefore is not subject to the accounting treatment under paragraph 9 of Statement 150. The Preferred Stock is currently classified as temporary equity pursuant to SEC ASR 268 and EITF Topic No. D-98. Rule 5-02.28 of SEC Regulation S-X requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (1) at a fixed or determinable price on a fixed or determinable date; (2) at the option of the holder; or (3) upon the occurrence of an event that is not solely within the control of the issuer.

On March 23, 2001, GNAC consummated the 2001 GMSP Transaction with GMSP pursuant to which, among other things, the Company issued 3,000 shares of its newly created Series C Preferred Stock (stated value of $1,000 per share) to GMSP in exchange for an aggregate purchase price of $3 million in cash. The annual dividend rate on the Series C Preferred Stock was 10% until March 23, 2004 and 20% thereafter. Unpaid dividends were cumulative and compounded. The Series C Preferred Stock was redeemable at GNAC’s option after March 23, 2006 and at the option of the majority holders after March 23, 2007 at a price of $3,000,000 plus accrued and unpaid dividends. The Series C Preferred Stock was not convertible into Common Stock.

The agreement with GMSP in connection with the 2001 GMSP transaction was conditioned upon the following changes in the securities acquired by GMSP in the 1999 transaction. The exercise prices of the Series A Warrant and the Series B Warrant held by GMSP were reduced to $2.25 per share and $2.5875 per share, respectively. Each of these warrants provided for the purchase of 1,550,000 shares of Common Stock, subject to adjustment. The Series A Preferred Stock remained convertible into 6,200,000 shares of Common Stock at a conversion price of $5.10 per share and, should the Company pay dividends on its Common Stock, the Series A Preferred Stock would be entitled to dividends as if converted into Common Stock. On March 23, 2001 and to satisfy a condition to GMSP’s obligations to close under the agreement for the 2001 GMSP transaction, the Series A Preferred Stock was called for redemption by the Company so that on January 1, 2006 the Company would be obligated to pay $1,000 per share for 31,620 shares ($31.6 million) to the holder to the extent that it could legally do so and, to the extent it could not do so, the Company would be obligated to pay quarterly an amount equal to 8% interest per annum on any unpaid balance.

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

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(see accompanying review report of KPMG LLP)
(Unaudited)

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

Also as part of the recapitalization, (i) Mr. Stallings acquired 13,459,741 shares of Common Stock in exchange for $4,629,000 cash, his 3,000 shares of outstanding Series B Preferred Stock and his warrant expiring March 23, 2006 to purchase 1,050,000 shares of Common Stock for $2.25 per share, and (ii) First Western acquired 6,729,871 shares of Common Stock in exchange for $4,038,000 in cash. The purchase price of these shares was $0.60 per share.

As a result of the recapitalization, the number of shares of Common Stock outstanding increased from 21,169,736 previously to 61,084,960 after closing of the recapitalization. GMSP now owns approximately 33% of the outstanding Common Stock, Mr. Stallings owns approximately 22% and First Western owns approximately 11%.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(see accompanying review report of KPMG LLP)
(Unaudited)

The transactions dated March 23, 2001 and January 21, 2005 resulted in all preferred stock being redeemable. The discount on the preferred stock is being amortized over the period until redemption using the effective interest method. At March 31, 2005, there was $2,142,000 in unaccreted discount on the Series A Preferred Stock and $211,000 in accrued dividends on the Series A Preferred Stock.

GNAC paid dividends aggregating $33,000 on January 18, 2005 and $28,000 on January 21, 2005 in respect of the pre-recapitalization Series B and Series C Preferred Stock, respectively. These dividends were the amounts due from the January 1, 2005 through the payment date noted. A dividend aggregating $214,000 on the Series A Preferred Stock was paid on April 1, 2005. This dividend was the amount due from the January 21, 2005 date of issuance through April 1, 2005.

The Company’s Common Stock commenced trading on the OTC Bulletin Board on April 15, 2002 under the ticker symbol “GNAC.” The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last sale price and volume information in over-the-counter equity securities.

In conjunction with the 2005 Recapitalization, unearned compensation on restricted stock was recorded on issuance of 400,000 shares of restricted Common Stock to Mr. Anderson at fair value of $1.65 per share (the actual market price per share at January 21, 2005). These shares will vest over 5 years at 80,000 shares per year and the value will be amortized against income over the vesting period.

As of March 31, 2005 there were 385,693 options outstanding to purchase common stock (“options”) at an average exercise price of $9.38 per share that had been granted to officers and directors of the Company under the Company’s 1995 Stock Option Plan and 335,650 options, at an average exercise price of $5.60 per share, that had been granted to officers, directors and employees of the Company under the Company’s 1998 Long-Term Incentive Plan.

(4)	Segment Reporting

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

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(see accompanying review report of KPMG LLP)
(Unaudited)

The following tables present a summary of segment profit (loss) for the three months ended March 31, 2005 and 2004:

	Three months ended March 31, 2005
	Nonstandard
	Personal Auto	Runoff
	Lines	Lines	Other	Total
	(Amounts in thousands)
Gross premiums written	$22,817	—	—	22,817

Net premiums earned	$14,752	—	—	14,752
Net investment income	306	271	25	602
Other income	2,030	130	—	2,160
Expenses	(14,852)	(156)	(1,362)	(16,370)
Net realized gains	—	—	—	—

Income (loss) before Federal income taxes	$2,236	245	(1,337)	1,144

	Three months ended March 31, 2004
	Nonstandard
	Personal Auto	Runoff
	Lines	Lines	Other	Total
	(Amounts in thousands)
Gross premiums written	$10,933	3	—	10,936

Net premiums earned	$8,494	6	—	8,500
Net investment income	237	367	4	608
Other income	910	160	—	1,070
Expenses	(8,230)	(280)	(1,003)	(9,513)
Net realized gains	—	—	386	386

Income (loss) before Federal income taxes	$1,411	253	(613)	1,051

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(see accompanying review report of KPMG LLP)
(Unaudited)

The following tables provide additional detail of segment revenue components by product line for the three and months ended March 31, 2005 and 2004.

	Three months ended March 31, 2005
	Nonstandard
	Personal Auto	Runoff
	Lines	Lines	Total
	(Amounts in thousands)
Gross premiums written:
Personal auto	$22,817	—	22,817
Commercial auto	—	—	—
Other	—	—	—

Total gross premiums written	$22,817	—	22,817

Net premiums earned:
Personal auto	$14,752	—	14,752
Commercial auto	—	—	—
Other	—	—	—

Total net premiums earned	$14,752	—	14,752

	Three months ended March 31, 2004
	Nonstandard
	Personal Auto	Runoff
	Lines	Lines	Total
	(Amounts in thousands)
Gross premiums written:
Personal auto	$10,933	—	10,933
Commercial auto	—	3	3
Other	—	—	—

Total gross premiums written	$10,933	3	10,936

Net premiums earned:
Personal auto	$8,494	—	8,494
Commercial auto	—	6	6
Other	—	—	—

Total net premiums earned	$8,494	6	8,500

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(see accompanying review report of KPMG LLP)
(Unaudited)

(5)	Commitments and Contingencies

The Company and two executive officers, one of whom is also a director, are named as defendants in a putative class action proceeding initially filed in the United States District Court for the Southern District of Florida. In the proceeding, which is a consolidation of two previously separately pending actions filed at approximately the same time and involving essentially the same facts and claims, the plaintiffs allege violations of the Federal securities laws in connection with alleged non-disclosures and deceptive disclosures in press releases and filings with the Securities and Exchange Commission regarding the Company’s acquisition, operation and divestiture of a former Tri-State, Ltd. subsidiary, a South Dakota company selling nonstandard personal auto insurance. The second amended complaint does not specify the amount of damages the plaintiffs seek. Additional information regarding this litigation is set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

GAINSCO, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Business Operations

Overview

In January 2005 the Company completed a recapitalization transaction that enables it to pursue a long-term strategic growth plan. See “Capital Transactions – 2005 Recapitalization”. For the first quarter of 2005, the Company recorded net income of $1,144,000 compared with net income in the first quarter 2004 of $1,060,000. The Company continued to experience profitable operating results from its nonstandard personal auto business. The Company experienced significant growth in premiums written during the first quarter of 2005, and management currently expects continuing growth in premiums written as compared to 2004.

The sources of revenues for the Company in 2005 are premiums written on nonstandard personal auto risks, net investment income from the investment portfolio of the Company and fee income from the insurance agency operations.

The Company recorded GAAP combined ratios of 92.0% and 94.8% in the first quarters of 2005 and 2004, respectively. The GAAP expense ratios, included in the GAAP combined ratios, were 24.0% and 30.6% in the first quarters of 2005 and 2004, respectively. The expense and combined ratios do not include the expenses of the holding company.

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

During its recent transition period the Company limited its growth by maintaining a ratio of net premiums written to surplus (“leverage”) of approximately 1 to 1, which is below the level at which some competitors operate. The recently completed capital restructuring (discussed in detail below) has permitted management to change its focus to seek opportunities to grow premiums written while diversifying risk.

The Company limited its business to Florida until the fourth quarter of 2003, when it began writing policies in Texas. The Company began writing policies in Arizona and Nevada in 2004 and began writing in California with an independent managing general agency in the first quarter of 2005. The Company markets its policies through over 2,400 independent retail agencies in Arizona, California, Florida, Nevada and Texas. Significant growth could enable the Company to increase its profitability, if it is able to achieve that growth with favorable profit margins, but it also has the potential to cause material and adverse effects on our financial condition and results if not profitably written. As the Company expands its infrastructure and builds its capabilities to carry out its growth strategy, it expects to incur expenditures in 2005 in amounts greater than in previous periods. These expenditures will relate to hiring, relocation and incremental office space and wage and benefit costs, including costs for qualified additional personnel to help develop and implement the business and business capabilities, and furniture, fixtures, equipment, software and systems to support the Company’s strategy.

This growth strategy necessarily entails increased operational risks and other challenges that are greater than and different from those to which the Company has previously been subject in writing nonstandard personal automobile insurance.

Discontinuance of Commercial Lines

On February 7, 2002, the Company announced its decision to cease writing commercial insurance due to continued adverse claims development and unprofitable results. As a result, the Company had only 2 commercial policies remaining in force at March 31, 2005. The discontinuance of writing commercial lines has resulted in the Company ceasing to be approved to write insurance in several states; however, this state action has not materially restricted the geographic expansion of the Company’s nonstandard personal auto lines thus far.

The Company continues to settle and reduce its inventory of commercial lines claims. At March 31, 2005, there were 218 claims associated with the Company’s runoff book outstanding, compared to 442 a year earlier. Due to the long tail and litigious nature of these claims, the Company anticipates it will take a substantial number of years to complete the adjustment and settlement process with regard to existing claims and the additional claims it expects to receive in the future from its past business writings. Most of the remaining claims are in suit and the Company’s future results may or may not be impacted either negatively or positively based on its ability to settle the remaining claims and new anticipated claims within its established reserve level.

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

A.M. Best Rating

A.M. Best is the principal rating agency of the insurance industry. An insurance company’s ability to effectively compete in the market place is in part dependent upon the rating determination of A.M. Best. A.M. Best provides ratings of insurance companies based on comprehensive quantitative and qualitative evaluations and expresses its rating as an opinion of an insurer’s ability to meet its obligations to policyholders. The Company’s insurance subsidiaries group currently have an A.M. Best Rating of “B-” (Fair) with a stable outlook. A.M. Best has 16 possible ratings; the Company’s rating of “B-” (Fair) ranks eighth from the highest rating. A.M. Best’s assigns a “B-” rating to companies that have, in the opinion of A.M. Best, a fair ability to meet their current obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions.

Results of Operations

The discussion below primarily relates to the Company’s insurance operations, although the selected consolidated financial data appearing elsewhere is on a consolidated basis. The expense item “Underwriting and operating expenses” includes the operating expenses of the holding company, GAINSCO, INC. (“GNAC”).

Gross premiums written for the first quarter of 2005 increased 109% from the first quarter of 2004. This was primarily due to growth within Florida, with Texas, Arizona and California contributing approximately 11 points, 23 points and 13 points of the increase, respectively.

Net premiums earned increased 74% in the first quarter of 2005 from the first quarter of 2004 as a result of the growth in premiums written.

Net investment income decreased slightly in first quarter of 2005 from the first quarter of 2004 primarily due to the decline in investment balances as a result of commercial claim payments.

Other income in the first quarter of 2005 increased $1,090,000 from the first quarter of 2004 as a result of an increase in agency revenues primarily due to the increase in writings.

Claims and claims adjustment expenses (“C & CAE”) increased $4,578,000 in the first quarter of 2005 from the first quarter of 2004. The C & CAE ratio was 68.0% in the first quarter of 2005 versus 64.2% in the first quarter of 2004. The increase in the ratio was due to the nonstandard personal auto line experiencing less favorable development in the first quarter of 2005 than in the first quarter of 2004 and an increase in C & CAE due to the growth of new business in new territories. With regard to environmental and product liability claims, the Company has an immaterial amount of exposure. The Company does not provide environmental impairment coverage and excludes pollution and asbestos related coverages in its policies. A portion of the Company’s remaining claims are related to construction defects. Inflation impacts the Company by causing higher claim settlements than may have originally been estimated. Inflation is implicitly reflected in the reserving process through analysis of cost trends and review of historical reserve results.

Policy acquisition costs include commission expense, change in deferred policy acquisition costs, premium taxes and regulatory fees and assessments. The increase in the first quarter of 2005 from the first quarter of 2004 is primarily due to the increase in premium writings. The ratio of Policy acquisition costs to Net premiums earned was 14% and 15% for the first quarter of 2005 and the first quarter of 2004, respectively.

Underwriting and operating expenses increased $1,464,000 in the first quarter of 2005 from the first quarter of 2004 primarily due to additional expenses incurred in the expansion of premium production. Additionally, nonrecurring non-cash compensation expense of $330,000 on the grant of 200,000 shares of Common stock to Mr. Anderson at fair value of $1.65 per share in conjunction with the 2005 Recapitalization was recorded during the first quarter of 2005. Underwriting and operating expenses were at 24% and 27% as a percent of Total revenues, excluding net realized gains for the first quarter of 2005 and the first quarter of 2004, respectively.

Capital Transactions

2005 Recapitalization

On January 21, 2005, the Company consummated a recapitalization pursuant to agreements that were approved by GNAC’s shareholders on January 18, 2005. The agreements were with Goff Moore Strategic Partners, L.P. (“GMSP”), then holder of the Company’s Series A and Series C Preferred Stock and approximately 5% of the outstanding Common Stock; Robert W. Stallings, the Chairman of the Board and then holder of the Company’s Series B Preferred Stock; and First Western Capital, LLC, a limited liability company (“First Western”) owned by James R. Reis. The recapitalization substantially reduced as well as extended the Company’s existing Preferred Stock redemption obligations and resulted in cash proceeds to the Company of approximately $8.7 million (before an estimated $2.2 million in transaction costs and approximately $3.4 million used to redeem the Series C Preferred Stock).

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

Also as part of the recapitalization, (i) Mr. Stallings acquired 13,459,741 shares of Common Stock in exchange for $4,629,000 cash, his 3,000 shares of outstanding Series B Preferred Stock and his warrant expiring March 23, 2006 to purchase 1,050,000 shares of Common Stock for $2.25 per share, and (ii) First Western acquired 6,729,871 shares of Common Stock in exchange for $4,038,000 in cash. The purchase price of these shares was $0.60 per share.

As a result of the recapitalization, the number of shares of Common Stock outstanding increased from 21,169,736 previously to 61,084,960 after closing of the recapitalization. GMSP now owns approximately 33% of the outstanding Common Stock, Mr. Stallings owns approximately 22% and First Western owns approximately 11%.

Preferred Stock in Relation to Capital Base. At March 31, 2005, the capital base (total assets less total liabilities) of the Company was $50,895,000 and consisted of Shareholders’ Equity of $34,706,000 and Redeemable convertible preferred stock – Series A (“Preferred stock”), which is classified under SEC ASR 268 as mezzanine financing in the aggregate amount of $16,189,000. At March 31, 2005, there was $2,142,000 of unaccreted discount on Preferred stock that remained in Shareholders’ equity. At March 31, 2005, the per common share Shareholders’ equity was approximately $0.57, including unaccreted discount on Preferred stock of $0.04; less such unaccreted discount, the per common share Shareholders’ equity was approximately $0.53 per common share. The aggregate redemption value at March 31, 2005 of the Preferred Stock was $18,120,000 stated value.

Liquidity and Capital Resources

Parent Company

GNAC provides administrative and financial services for its wholly owned subsidiaries. GNAC needs cash during 2005 primarily for administrative expenses and preferred stock dividends. The Company received approximately $3 million, net as a result of the 2005 Recapitalization in January, 2005. The primary source of cash to meet other obligations is statutorily permitted payments from its insurance subsidiary, General Agents Insurance Company of America, Inc. (“General Agents”), an Oklahoma corporation. Statutes in Oklahoma restrict the payment of dividends by the insurance company to the available surplus funds. The maximum amount of cash dividends that General Agents may declare without regulatory approval in any 12-month period is the greater of net income for the 12-month period ended the previous December 31 or ten percent (10%) of policyholders’ surplus as of the previous December 31. For 2005, the maximum amount of cash dividends that General Agents may pay without regulatory approval is $4,184,459. GNAC believes the remaining cash available should be sufficient to meet its expected obligations for 2005.

Net Operating Loss Carryforwards

As a result of losses in prior years, as of March 31, 2005 the Company has net operating loss carryforwards for tax purposes aggregating $71,652,000. These net operating loss carryforwards of $576,000, $22,806,000, $33,950,000, $13,687,000 and $633,000, if not utilized, will expire in 2018, 2020, 2021, 2022 and 2023, respectively. The tax benefit of the net operating loss carryforwards is $24,362,000, which is calculated by applying the Federal statutory income tax rate of 34% against the net operating loss carryforwards of $71,652,000.

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

Subsidiaries, Principally Insurance Operations

The primary sources of the insurance subsidiaries’ liquidity are funds generated from insurance premiums, net investment income and maturing investments. The short-term investments and cash are intended to provide adequate funds to pay claims without selling fixed maturity investments. At March 31, 2005, the insurance subsidiaries held short-term investments and cash that the insurance subsidiaries believe are at adequate liquidity for the payment of claims and other short-term commitments.

With regard to long term liquidity, the average duration of the investment portfolio is approximately 1 year. The fair value of the fixed maturity portfolio at March 31, 2005 was $454,000 above amortized cost, before taxes. Unrealized losses were not material at March 31, 2005 (see Note 1(c) of Notes to Condensed Consolidated Financial Statements). Various insurance departments of states in which the Company operates require the deposit of funds to protect policyholders within those states. At March 31, 2005 and December 31, 2004, the balance on deposit for the benefit of such policyholders totaled $10,486,000 and $10,530,000, respectively.

Net cash used for operating activities was $2,478,000 in the first quarter of 2005 versus $6,980,000 in the first quarter of 2004. The cash used in 2005 was primarily attributable to the payment of runoff claims and claim adjustment expense related to the commercial lines business.

Investments and Cash increased slightly in the first quarter of 2005 from the first quarter of 2004. At March 31, 2005, 92% of the Company’s investments were rated investment grade with an average duration of approximately 6 months, including approximately 75% that were held in short-term investments. The annualized return on average investments was 2.5% and 2.3% in the first of 2005 and 2004, respectively. The Company classifies its bond securities as available for sale. The net unrealized gain associated with the investment portfolio was $300,000 (net of tax effects) at March 31, 2005.

Premiums receivable increased due to the increase in nonstandard personal auto writings. This balance is comprised primarily of premiums due from insureds. The policies are written with a down payment and monthly payment terms of up to four months. The Company has recorded an allowance for doubtful accounts of $95,000, which it considers adequate at the present time.

Reinsurance balances receivable increased primarily as a result of a large commercial claim settled in the first quarter of 2005 that was largely reinsured. On this particular claim the reinsurers are obligated to pay 60 days after the end of the quarter in which the claim is settled. The remaining balance is primarily comprised of ceded unpaid C & CAE under the reserve reinsurance cover agreement and any C & CAE paid by the Company and due from reinsurers under the Company’s other reinsurance agreements. An allowance for doubtful accounts of $304,000 has been recorded regarding the collectibility of amounts due. Balances written off in previous years have been immaterial. The Company considers the allowance adequate at the present time.

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

Deferred policy acquisition costs increased as a result of the increase in writings and the related increase in Policy acquisition costs.

Other assets decreased primarily as a result of reclassifying deferred expenses, previously paid in conjunction with the 2005 Recapitalization, from Other assets into Additional paid-in capital when the 2005 Recapitalization was closed in January 2005.

Unpaid C & CAE decreased primarily as a result of the settlement of claims in the normal course and favorable development in the first quarter of 2005 for nonstandard personal auto and commercial estimated ultimate liabilities. As of March 31, 2005, the Company had $55,297,000 in net unpaid C & CAE (Unpaid C & CAE of $87,657,000 less Ceded unpaid C & CAE of $32,360,000). This amount represents management’s best estimate, as derived from the actuarial analysis and was set equal to the selected reserve estimate as established by an independent actuary. The independent actuary identified the recent adverse development in the Company’s unpaid C & CAE and the Company’s decision in 2002 to discontinue writing commercial lines as risk factors. In consideration of these risk factors the independent actuary believes that there are significant risks and uncertainties that could result in material adverse deviation of the unpaid C & CAE. Management has reviewed and discussed the results of the actuarial analysis with the actuary and believes the reserve estimate selected by the independent actuary to be the best estimate of reserves at this time.

As of March 31, 2005, in respect of its runoff lines, the Company had $39,512,000 in net unpaid C & CAE. Historically, the Company has experienced significant volatility in its reserve projections for its commercial lines. This volatility has been primarily attributable to its commercial automobile and general liability product lines. On February 7, 2002, the Company announced it had decided to discontinue writing commercial lines insurance due to continued adverse claims development and unprofitable results. The Company has been settling and reducing its remaining inventory of commercial claims. See “Business Operations - “Discontinuance of Commercial Lines”. As of March 31, 2005, 218 runoff claims remained. The average commercial lines claim at March 31, 2005 was approximately $181,000 per claim; at March 31, 2004 the average commercial lines claim was approximately $128,000 per claim.

As of March 31, 2005, in respect of its nonstandard personal auto line, the Company had $15,785,000 in net unpaid C & CAE. These claims generally are of shorter duration than the Company’s runoff lines claims. At March 31, 2005, the Company had 1,845 nonstandard personal auto claims. The average nonstandard personal auto claim at March 31, 2005 and 2004 was approximately $9,000 per claim.

Unearned premiums increased as a result of the growth in nonstandard personal auto premiums written, as mentioned previously.

Deferred Federal income taxes are comprised of the taxes on the unrealized gains of the bonds available for sale. The unrealized gains have been recorded net of taxes in “Accumulated other comprehensive income.”

Redeemable preferred stock decreased, Common stock increased, Common stock warrants decreased and Additional paid-in capital increased as a result of the 2005 Recapitalization, see “Capital Transactions – 2005 Recapitalization” for detailed discussion.

Unearned compensation on restricted stock was recorded on issuance of 400,000 shares of restricted Common Stock to Mr. Anderson at fair value of $1.65 per share (the actual market price per share at issuance date) in conjunction with the 2005 Recapitalization. These shares will vest over 5 years at 80,000 shares per year and the value will be amortized against income over the vesting period.

Retained deficit increased primarily as a result of a nonrecurring charge incurred in the 2005 Recapitalization. This charge represents the fair value of the Common stock transferred and cash paid to the holders of the Preferred Stock over the carrying amount of the Preferred Stock retired or redeemed, net of cancellation of the warrant previously issued to Mr. Stallings.

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

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of March 31, 2005:

	Payments due by period
		Less than			More than
	Total	1 year	2-3 years	4-5 years	5 years
	(Amounts in thousands)
Unpaid C & CAE	$87,657	39,506	29,986	11,189	6,976
Redeemable convertible preferred stock – Series A	16,189	—	—	—	16,189
Dividends and accretion on preferred stock	12,023	1,989	4,126	4,262	1,646
Operating leases	3,947	1,152	1,554	1,074	167
Employment agreements	2,451	840	1,597	14	—
Sponsorship agreement	320	320	—	—	—
Retention agreements	652	652	—	—	—

Total commitments	$123,239	44,459	37,263	16,539	24,978

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

The duration of the investment portfolio, all of which is available for sale and not for trading purposes, was 6 months at March 31, 2005 and at December 31, 2004. The Company’s market risks at March 31, 2005 have not materially changed from those identified at December 31, 2004.

Forward-Looking Statements

Statements made in this report that are qualified with words such as “will be,” “may,” “anticipates,” “intends to engage,” “expects,” “could be impacted,” etc., are forward-looking statements. Investors are cautioned that important factors, representing certain risks and uncertainties, could cause actual results to differ materially from those contained in the forward-looking statements, and they should not place undue reliance on such statements. These factors include, but are not limited to, (a) the change in operational risks associated with increased premium production and expansion into new markets or states, (b) heightened competition from existing competitors and new competitor entrants into the Company’s markets, (c) the extent to which market conditions firm up, the acceptance of higher prices in the market place and the Company’s ability to realize and sustain higher rates, (d) contraction of the markets for the Company’s business, (e) factors considered by A.M. Best in its rating of the Company, and acceptability of the Company’s current A.M. Best rating of “B-” (Fair), with a stable outlook, or its future rating, to its end markets, (f) the Company’s ability to effectively adjust and settle remaining claims associated with its exit from the commercial insurance business, (g) the ongoing level of claims and claims-related expenses and the adequacy of claim reserves, (h) the outcome of pending litigation, (i) the effectiveness of investment strategies implemented by the Company, (j) continued justification of recoverability of goodwill in the future, (k) the availability of reinsurance and the ability to collect reinsurance recoverables, including amounts that may become recoverable from reinsurers with less than A.M. Best “Secure” ratings, (l) the limitation on the Company’s ability to use net operating loss carryforwards as a result of constraints caused by ownership changes within the meaning of Internal Revenue Code Section 382, and (m) general economic conditions, including fluctuations in interest rates. In addition, the actual emergence of losses and loss expenses may vary, perhaps materially, from the Company’s estimate thereof, particularly with respect to new business and new markets, because (a) estimates of loss and loss expense liabilities are subject to large potential errors of estimation as the ultimate disposition of claims incurred prior to the financial statement date, whether reported or not, is subject to the outcome of events that have not yet occurred, such as jury decisions, court interpretations, legislative changes, subsequent damage to property, changes in the medical condition of claimants, public attitudes and social/economic conditions such as inflation, (b) estimates of losses do not make provision for extraordinary future emergence of new classes of losses or types of losses not sufficiently represented in the Company’s historical data base or which are not yet quantifiable, and (c) estimates of future costs are subject to the inherent limitation on the ability to predict the aggregate course of future events. A forward-looking statement is relevant as of the date the statement is made and the Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which the statements are made. Please refer to the Company’s recent SEC filings for further information regarding factors that could affect the Company’s results.

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

During the quarter ended March 31, 2005, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

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

     GAINSCO, INC.

Date: May 16, 2005	By:	/s/ Daniel J. Coots
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