Form 10-Q
period 2005-06-30
GAINSCO INC
filed 2005-08-15
CIK 786344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
Quarterly Report under Section 13 or 15(d) of the
Securities Exchange Act of 1934

For Quarter Ended June 30, 2005	Commission File Number 1-9828
GAINSCO, INC.
(Exact name of registrant as specified in its charter)

Texas	75-1617013
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1445 Ross Ave., Suite 5300, Dallas, Texas	75202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(214) 647-0415
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of August 15, 2005 there were 61,084,960 shares of the registrant’s Common Stock ($.10 par value) outstanding.

GAINSCO, INC. AND SUBSIDIARIES
INDEX

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Review Report of Independent Registered Public Accounting Firm	1

Condensed Consolidated Balance Sheets as of June 30, 2005 (unaudited) and December 31, 2004	2

Condensed Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2005 and 2004 (unaudited)	4

Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Six Months Ended June 30, 2005 (unaudited) and the Twelve Months Ended December 31, 2004	5

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2004 (unaudited)	7

Notes to Condensed Consolidated Financial Statements June 30, 2005 and 2004 (unaudited)	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3. Quantitative and Qualitative Disclosures about Market Risk	34

Item 4. Controls and Procedures	36

PART II. OTHER INFORMATION

Item 6. Exhibits	37

SIGNATURE	38
Awareness Letter of KPMG LLP
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906
(i)

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
Review Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
GAINSCO, INC.:
We have reviewed the accompanying condensed consolidated balance sheet of GAINSCO, INC. and subsidiaries (the Company) as of June 30, 2005, the related condensed consolidated statements of operations for the three and six-month periods ended June 30, 2005 and 2004, the related condensed consolidated statements of shareholders’ equity and comprehensive income for the six-month period ended June 30, 2005 and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2005 and 2004. These condensed consolidated financial statements are the responsibility of the Company’s management.
We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of GAINSCO, INC. and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated March 30, 2005, we expressed an unqualified opinion on those consolidated financial statements. Our report refers to a change in accounting for goodwill and other intangible assets in 2002 as a result of the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet, as of December 31, 2004 and the condensed consolidated statement of shareholders’ equity and comprehensive income for the year ended December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.

/s/ KPMG LLP

Dallas, Texas
August 12, 2005

GAINSCO, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share data)

	June 30,
	2005	December 31,
	(unaudited)	2004
Assets
Investments
Fixed maturities:
Bonds available for sale, at fair value (amortized cost: $31,496 – 2005, $18,482 – 2004)	$31,756	19,192
Certificates of deposit, at amortized cost (which approximates fair value)	547	827
Short-term investments, at cost (which approximates fair value)	66,842	78,223

Total investments	99,145	98,242

Cash	5,094	3,853
Accrued investment income	635	250
Premiums receivable (net of allowance for doubtful accounts: $95 – 2005 and 2004)	20,405	9,662
Reinsurance balances receivable (net of allowance for doubtful accounts: $150 – 2005, $301 – 2004) (note 2)	9,727	8,438
Ceded unpaid claims and claim adjustment expenses (note 2)	29,888	37,063
Ceded unearned premiums	340	—
Deferred policy acquisition costs	3,941	1,719
Property and equipment (net of accumulated depreciation and amortization: $3,462 – 2005, $3,365 – 2004)	381	200
Current Federal income taxes (note 1)	—	9
Deferred Federal income taxes (net of valuation allowance: $28,218 – 2005, $28,918 – 2004) (note 1)	—	—
Other assets	2,686	3,890
Goodwill (note 1)	609	609

Total assets	$172,851	163,935

(continued)

GAINSCO, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share data)

	June 30,
	2005	December 31,
	(unaudited)	2004
Liabilities and Shareholders’ Equity
Liabilities
Unpaid claims and claim adjustment expenses	$84,606	95,545
Unearned premiums	26,193	13,082
Commissions payable	1,919	736
Accounts payable	4,283	4,726
Reinsurance balances payable	968	341
Deferred revenue	785	1,109
Drafts payable	2,451	1,510
Deferred Federal income taxes (note 1)	88	242
Other liabilities	112	98

Total liabilities	121,405	117,389

Redeemable convertible preferred stock — Series A ($1,000 stated value, 31,620 shares authorized, 18,120 issued at June 30, 2005 and $1,000 stated value, 31,620 shares authorized, 31,620 issued at December 31, 2004), liquidation value of $18,120 at June 30, 2005 and $31,620 at December 31, 2004 (note 3)	16,462	27,737
Redeemable convertible preferred stock — Series B ($1,000 stated value, 3,000 shares authorized, 3,000 issued at December 31, 2004), liquidation value of $3,000 at December 31, 2004 (note 3)	—	2,955
Redeemable preferred stock — Series C ($1,000 stated value, 3,000 shares authorized, 3,000 issued at December 31, 2004), at liquidation value (note 3)	—	3,000

Total redeemable preferred stock	16,462	33,692

Shareholders’ Equity (note 3)
Common stock ($.10 par value, 250,000,000 shares authorized, 61,929,054 issued at June 30, 2005 and 22,013,830 issued at December 31, 2004)	6,193	2,201
Common stock warrants	—	330
Additional paid—in capital	120,270	101,076
Accumulated other comprehensive income (note 1)	172	469
Retained deficit	(83,355)	(83,527)
Unearned compensation on restricted stock	(601)	—
Treasury stock, at cost (844,094 shares at June 30, 2005 and December 31, 2004)	(7,695)	(7,695)

Total shareholders’ equity	34,984	12,854

Commitments and contingencies (note 5)
Total liabilities, redeemable preferred stock and shareholders’ equity	$172,851	163,935

See accompanying review report of KPMG LLP and notes to condensed consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(Amounts in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenues:
Net premiums earned (note 2)	$18,769	9,236	33,521	17,736
Net investment income	823	565	1,425	1,173
Net realized gains (note 1)	81	231	81	617
Other income	2,492	1,504	4,652	2,574

Total revenues	22,165	11,536	39,679	22,100

Expenses:
Claims and claims adjustment expenses (note 2)	13,823	6,750	23,860	12,209
Policy acquisition costs	2,849	1,008	4,973	2,317
Underwriting and operating expenses	4,633	2,746	8,842	5,491

Total expenses	21,305	10,504	37,675	20,017

Income before Federal income taxes	860	1,032	2,004	2,083

Federal income taxes:
Current benefit	—	—	—	9
Deferred expense	—	—	—	—

Total taxes	—	—	—	9

Net income	$860	1,032	2,004	2,092

Net income (loss) available to common shareholders	$372	(115)	172	(109)

Income (loss) per common share (note 1):
Basic	$.01	(.01)	.00	(.01)

Diluted	$.01	(.01)	.00	(.01)

     See accompanying review report of KPMG LLP and notes to condensed consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income
(Amounts in thousands)

	Six months
	ended	Twelve months
	June 30, 2005	ended
	(unaudited)	December 31, 2004
Common stock:
Balance at beginning of period	$2,201	2,201
Stock issued	3,992	—

Balance at end of period	$6,193	2,201

Common stock warrants:
Balance at beginning of period	$330	540
Series A warrants expired	—	(210)
Warrants exchanged	(180)	—
Series B warrants written down	(150)	—

Balance at end of period	$—	330

Additional paid-in capital:
Balance at beginning of period	$101,076	100,866
Warrants expired	—	210
Warrants exchanged	180	—
Warrants written down	150	—
Common stock issued	20,864	—
Series A preferred stock discount	200	—
Recapitalization costs	(2,200)	—

Balance at end of period	$120,270	101,076

(continued)

GAINSCO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income
(Amounts in thousands)

	Six months ended
	June 30, 2005		Twelve months ended
	(unaudited)		December 31, 2004
Retained deficit:
Balance at beginning of period	$(83,527)		(84,455)
Net income	2,004	2,004	5,509	5,509
Redemption of series C preferred stock	(416)		—
Series B preferred stock exchange	(282)		—
Accrued dividends – redeemable preferred stock (note 3)	(544)		(1,139)
Accretion of discount on redeemable preferred shares	(590)		(3,442)

Balance at end of period	(83,355)		(83,527)

Accumulated other comprehensive income:
Balance at beginning of period	$469		1,955
Unrealized loss on securities, net of reclassification adjustment, net of tax (note 1)	(297)	(297)	(1,486)	(1,486)

Comprehensive income		1,707		4,023

Balance at end of period	172		469

Unearned compensation on restricted stock:
Balance at beginning of period	$—		—
Issuance of restricted common stock	(660)		—
Amortization of unearned compensation	59		—

Balance at end of period	$(601)		—

Treasury stock:
Balance at beginning and at end of period	(7,695)		(7,695)

Total shareholders’ equity at end of period	$34,984		12,854

     See accompanying review report of KPMG LLP and notes to condensed consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Six months ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$2,004	2,092
Adjustments to reconcile net income to cash used for operating activities:
Depreciation and amortization	63	87
Non-cash compensation expense	389	—
Change in accrued investment income	(385)	67
Change in premiums receivable	(10,743)	(1,686)
Change in reinsurance balances receivable	(1,289)	1,539
Change in ceded unpaid claims and claim adjustment expenses	7,175	6,649
Change in ceded unearned premiums	(340)	—
Change in deferred policy acquisition costs	(2,222)	(613)
Change in funds held by reinsurers	—	1,228
Change in other assets	1,204	384
Change in unpaid claims and claim adjustment expenses	(10,939)	(18,414)
Change in unearned premiums	13,111	2,026
Change in commissions payable	1,183	165
Change in accounts payable	(443)	(510)
Change in reinsurance balances payable	627	(53)
Change in deferred revenue	(324)	(664)
Change in drafts payable	941	171
Change in other liabilities	14	184
Change in current Federal income taxes	9	(9)

Net cash provided by (used for) operating activities	$35	(7,357)

(continued)

GAINSCO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Six months ended June 30,
	2005	2004
Cash flows from investing activities:
Bonds available for sale:
Sold	$2,270	2,641
Matured	2,000	525
Purchased	(17,249)	(100)
Certificates of deposit matured	478	290
Certificates of deposit purchased	(200)	(200)
Net change in short term investments	11,381	7,545
Property and equipment purchased	(278)	(11)

Net cash (used for) provided by investing activities	(1,598)	10,690

Cash flows from financing activities:
Dividend payment on redeemable preferred stock	(276)	(2,111)
Redemption of preferred stock	(3,416)	—
Issuance of common stock	8,696	—
Recapitalization costs	(2,200)	—

Net cash provided by (used for) financing activities	2,804	(2,111)

Net increase in cash	1,241	1,222
Cash at beginning of period	3,853	1,913

Cash at end of period	$5,094	3,135

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

The accompanying unaudited condensed consolidated financial statements include the accounts of GAINSCO, INC. (“GAN”) and its wholly-owned subsidiaries (collectively, the “Company”), General Agents Insurance Company of America, Inc. (“General Agents”), General Agents Premium Finance Company, Agents Processing Systems, Inc., Risk Retention Administrators, Inc., GAINSCO Service Corp. (“GSC”), Lalande Financial Group, Inc. (“Lalande”), National Specialty Lines, Inc. (“NSL”) and DLT Insurance Adjusters, Inc. (“DLT”) (Lalande, NSL and DLT collectively, the “Lalande Group”). General Agents has one wholly owned subsidiary, MGA Insurance Company, Inc. (“MGAI”) which, in turn, owns 100% of MGA Agency, Inc. GSC has one wholly owned subsidiary, MGA Premium Finance Company. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements are prepared on the basis of U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to current year presentation.

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

During 2001, the Company was predominately a property and casualty insurance company concentrating its efforts on nonstandard markets within the commercial, personal and specialty insurance lines. Beginning in 2002, the Company became predominantly a property and casualty insurance company concentrating its efforts on nonstandard personal auto markets. The Company concentrates its efforts on nonstandard personal auto markets and is approved to write insurance in 38 states and the District of Columbia on a non-admitted basis and in 44 states and the District of Columbia on an admitted basis. The Company currently markets its nonstandard personal auto line through over 2,400 independent retail agencies.

GAINSCO, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(see accompanying review report of KPMG LLP)
(Unaudited)
GAN will use cash during 2005 primarily for: (1) preferred stock dividends (see Note (3)), (2) administrative expenses, and (3) investments. The Company received approximately $3 million, net, as a result of the 2005 Recapitalization in January, 2005. The primary source of cash to meet other obligations is statutorily permitted payments from its insurance subsidiary, General Agents, an Oklahoma corporation.

(c)	Investments

Bonds available for sale are stated at fair value with changes in fair value recorded as a component of comprehensive income, net of related deferred federal income taxes. Short-term investments are stated at cost.

The “specific identification” method is used to determine costs of investments sold. Provisions for possible losses are recorded only when the values have experienced impairment considered “other than temporary” by a charge to realized losses resulting in a new cost basis of the investment.

The unrealized gains on investments at June 30, 2005 and December 31, 2004 are set forth in the following table:

	June 30, 2005	December 31, 2004
	(Amounts in thousands)
Bonds available for sale:
Unrealized gain	$260	710
Deferred tax expense	(88)	(241)

Net unrealized gain	$172	469

Proceeds from the sale of bond securities totaled $2,269,653 and $1,465,612 for the three months ended June 30, 2005 and 2004, respectively and $2,269,653 and $2,640,853 for the six months ended June 30, 2005 and 2004, respectively.

Realized gains on investments for the three and six months ended June 30, 2005 and 2004, respectively, are presented in the following table. There were no realized losses for any of the periods presented.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
			(Amounts in thousands)
Realized gains:
Bonds	$81	231	81	617

Total realized gains	$81	231	81	617

GAINSCO, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(see accompanying review report of KPMG LLP)
(Unaudited)
(d)	Federal Income Taxes

The Company and its subsidiaries file a consolidated Federal income tax return. Deferred income tax items are accounted for under the “asset and liability” method which provides for temporary differences between the carrying amounts for financial statement purposes and for tax purposes, primarily deferred policy acquisition costs, the discount on unpaid claims and claim adjustment expenses, net operating loss carryforwards and the nondeductible portion of the change in unearned premiums. The Company paid Federal alternative minimum taxes of $25,000 during the second quarter of 2005 and did not pay any Federal income taxes during the first quarter of 2005 or the six months ended June 30, 2004. The Company received Federal income tax refunds totaling $10,114 in April 2005.

In assessing the realization of its deferred tax assets, management considers whether it is more likely than not that a portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In 2001, the Company recorded a valuation allowance against its Federal income tax asset. In the first quarter of 2002, the Company announced it was discontinuing the writing of its largest line of business, commercial lines, due to continued adverse claims development and unprofitable results. At that time, the prospects for significant taxable income in personal lines, its only remaining line of business, were unclear. Because the Company had no near-term expectation of taxable income, it was necessary to fully reserve the deferred tax asset due to uncertainty of future taxable income that could utilize this asset. In 2004, excluding capital gains, the Company recorded a small taxable loss. As of June 30, 2005, the deferred tax asset remains fully reserved.

As a result of losses in prior years, as of June 30, 2005 the Company has net operating loss carryforwards for tax purposes aggregating $71,252,000. These net operating loss carryforwards of $176,000, $22,806,000, $33,950,000, $13,687,000 and $633,000, if not utilized, will expire in 2018, 2020, 2021, 2022 and 2023, respectively. The tax benefit of the net operating loss carryforwards is $24,226,000, which is calculated by applying the Federal statutory income tax rate of 34% against the net operating loss carryforwards of $71,252,000.

GAINSCO, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(see accompanying review report of KPMG LLP)
(Unaudited)
(e)	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(Amounts in thousands, except per share amounts)
Numerator:
Net income	$860	1,032	2,004	2,092
Preferred stock dividends	(271)	(301)	(544)	(536)
Accretion of discount on preferred stock	(217)	(846)	(1,288)	(1,665)

Numerator for basic earnings (loss) per share — income (loss) available to common shareholders	$372	(115)	172	(109)

Effect of dilutive securities:
Preferred stock dividends	271	301	544	536
Accretion of discount on preferred stock	217	846	1,288	1,665

	488	1,147	1,832	2,201

Numerator for diluted earnings per share — income available to common shareholders after assumed conversions	$860	1,032	2,004	2,092

Denominator:
Denominator for basic earnings per share — weighted average shares	61,085	21,170	57,759	21,170

Effect of dilutive securities:
Convertible preferred stock	3,553	7,533	3,553	7,533

Dilutive potential common shares	3,553	7,533	3,553	7,533

Denominator for diluted earnings per share — adjusted weighted average shares & assumed conversions	$64,638	28,703	61,312	28,703

Basic earnings (loss) per share	$.01	(.01)	.00	(.01)

Diluted earnings (loss) per share *	$.01	(.01)	.00	(.01)

*	The effects of convertible preferred stock and common stock equivalents are antidilutive for all periods presented; therefore, reported diluted earnings per share is the same as basic earnings per share. Series A Preferred Stock is convertible into an aggregate of 3,552,941 shares of Common Stock. Warrants can be exercised to purchase an aggregate of 1,550,000 shares of Common Stock and options can be exercised to purchase an aggregate of 719,668 shares of Common Stock. Convertible preferred stock and common stock equivalents are convertible or exercisable at prices in excess of the price of the Common Stock on June 30, 2005.

GAINSCO, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(see accompanying review report of KPMG LLP)
(Unaudited)
(f)	Stock-Based Compensation

In October 1995, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (Statement 123). Statement 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument. Under Statement 123, the Company elects to measure compensation costs using the intrinsic value based method of accounting prescribed by APB 25 “Accounting for Stock Issued to Employees.” There have been no options granted since 2000. See Note 1(i).

The Company applies APB 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost been determined consistent with Statement 123 for the options granted, the Company’s net income and earnings per share would have been the pro forma amounts indicated below:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(Amounts in thousands, except per share amounts)
Numerator:
Net income as reported	$860	1,032	2,004	2,092
Compensation cost	(32)	(39)	(65)	(70)

Pro forma net income	828	993	1,939	2,022
Effect of dilutive securities	(488)	(1,147)	(1,832)	(2,201)

Numerator for pro forma basic earnings (loss) per share – pro forma income (loss) available to common shareholders	$340	(154)	107	(178)

Effect of dilutive securities	488	1,147	1,832	2,201

Numerator for pro forma diluted earnings per share – pro forma income available to common shareholders after assumed conversions	$828	993	1,939	2,022

Denominator:
Denominator for basic earnings per share – weighted average shares	61,085	21,170	57,759	21,170

Denominator for diluted earnings per share – adjusted weighted average shares & assumed conversions	64,638	28,703	61,312	28,703

Basic earnings (loss) per share	$.01	(.01)	.00	(.01)

Diluted earnings (loss) per share *	$.01	(.01)	.00	(.01)

*	The effects of convertible preferred stock and common stock equivalents are antidilutive for all periods presented; therefore, pro forma diluted earnings per share is reported the same as pro forma basic earnings per share.

GAINSCO, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(see accompanying review report of KPMG LLP)
(Unaudited)
(g)	Accumulated Other Comprehensive Income

The following schedule presents the components of other comprehensive (loss) income:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(Amounts in thousands)
Unrealized losses on securities:
Unrealized holding loss during period	$(113)	(750)	(369)	(950)
Less: Reclassification adjustment for amounts included in net income for realized gains	81	231	81	617

Other comprehensive loss before Federal income taxes	(194)	(981)	(450)	(1,567)
Federal income tax benefit	(66)	(334)	(153)	(533)

Other comprehensive loss	$(128)	(647)	(297)	(1,034)

(h)	Goodwill

Goodwill as of June 30, 2005 and as of December 31, 2004 is $609,000. Effective in 2002, goodwill is no longer amortized but is subject to an impairment test based on its estimated fair value. Impairment losses could be recorded in future periods.

(i)	Accounting Pronouncements

In May 2005 the Financial Accounting Standards Board (“FASB”) issued Statement 154 Accounting Changes and Error Corrections which changes the requirements for the accounting and reporting of a change in accounting principle. Statement 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. Statement 154 requires that changes in accounting principle be retrospectively applied. Under retrospective application, the new accounting principle is applied as of the beginning of the first period presented as if that principle had always been used. The cumulative effect of the change is reflected in the carrying value of assets and liabilities as of the first period presented and the offsetting adjustments would be recorded to opening retained earnings. Statement 154 replaces APB Opinion No. 20 and FASB Statement 3. Statement 154 is effective for the Company beginning in fiscal year 2006. The Company does not contemplate any accounting changes or error corrections and accordingly, does not believe the adoption of this statement will have a material effect upon its financial condition or results of operations.

GAINSCO, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(see accompanying review report of KPMG LLP)
(Unaudited)
In June 2004, the FASB issued EITF 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-01 requires an investor to determine when an investment is considered impaired, evaluate whether that impairment is other than temporary, and, if the impairment is other than temporary, recognize an impairment loss equal to the difference between the investment’s cost and its fair value. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The impairment loss recognition and measurement guidance was to be applicable to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. In September 2004, the FASB proposed additional guidance related to debt securities that are impaired because of interest rate and/or sector spread increases, and delayed the effective date of EITF 03-01. We do not know the effect the adoption of EITF 03-01 will have on the Company’s consolidated financial condition, results of operations or liquidity. EITF 03-01 also includes disclosure requirements for investments in an unrealized loss position for which other-than-temporary impairments have not been recognized. These disclosures are included in the Company’s Form 10-K Annual Report for the year ended December 31, 2004 as required by the EITF.

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

The Company had retention incentive agreements in place through April 2005, see disclosure in the Company’s 2004 Form 10-K Annual Report. The Company was obligated and paid an aggregate of approximately $652,000 under these retention incentive agreements in April 2005, fully discharging these obligations. Approximately $24,000 of expense was recognized in the first quarter and the first six months of 2005. The difference of approximately $628,000 was expensed in previous periods in accordance with FASB Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”
(2)	Reinsurance

The amounts deducted in the Unaudited Condensed Consolidated Statements of Operations for reinsurance ceded for the three and six months ended June 30, 2005 and 2004, respectively, are set forth in the following table.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(Amounts in thousands)
Premiums earned – all other	$155	36	234	86

Claims and claim adjustment expenses – all other	$(1,066)	3,474	744	4,199
Claims and claim adjustment expenses – Plan servicing	$—	158	—	158
Claims and claim adjustment expenses – Fronting	$56	(36)	78	(36)
The amounts included in the Unaudited Condensed Consolidated Balance Sheets for reinsurance ceded under fronting arrangements as of June 30, 2005 and December 31, 2004 were as follows:

	2005	2004
	(Amounts in thousands)
Unpaid claims and claim adjustment expenses – Fronting arrangements	$199	265

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

Effective December 31, 2000, the Company entered into a reserve reinsurance cover agreement with a non-affiliated reinsurer. This agreement reinsures the Company’s ultimate net aggregate liability in excess of $32,500,000 up to an aggregate limit of $89,650,000 for net commercial auto liability losses and loss adjustment expense incurred but unpaid as of December 31, 2000. At June 30, 2005 and December 31, 2004, deferred reinsurance gains of $785,000 and $1,109,000, respectively, have been recorded in Deferred revenues. For the second quarter and first six months of 2005 $194,000 and $324,000, respectively, were recorded in Other income. For the second quarter and first six months of 2004 $536,000 and $664,000, respectively, were recorded in Other income. Since its inception at December 31, 2000, $8,265,000 has been recorded in Other income, which represents the reserve development under the reserve reinsurance cover agreement. The deferred gain item will be recognized in income in future periods based upon the ratio of claims paid in the $57,150,000 layer to the total of the layer. The reinsurer remains responsible for reimbursing the Company for claim payments covered under this agreement.

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

(3)	Redeemable Preferred Stock and Shareholders’ Equity

The Company has authorized 250,000,000 shares of common stock, par value $.10 per share (the “Common Stock”). Of the authorized shares of Common Stock, 61,929,054 were issued as of June 30, 2005 and 22,013,830 were issued as of December 31, 2004, and 61,084,960 were outstanding as of June 30, 2005 and 21,169,736 were outstanding as of December 31, 2004.

On October 4, 1999 GAN sold to Goff Moore Strategic Partners, L.P. (“GMSP”), for an aggregate purchase price of $31,620,000 (i) 31,620 shares of Series A Preferred Stock (stated value $1,000 per share), which were convertible into 6,200,000 shares of Common Stock at a conversion price of $5.10 per share and, should the Company pay dividends on its Common Stock, the Series A Preferred Stock would be entitled to dividends as if converted into Common Stock, (ii) the Series A Warrant to purchase an aggregate of 1,550,000 shares of Common Stock at an exercise price of $6.375 per share with an expiration of October 2004 and (iii) the Series B Warrant to purchase an aggregate of 1,550,000 shares of Common Stock at an exercise price of $8.50 per share with an expiration date of October 2006. As a result of the value attributable to the Common Stock purchase warrants

GAINSCO, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(see accompanying review report of KPMG LLP)
(Unaudited)
issued with the Series A Preferred Stock, the Series A Preferred Stock was issued at a discount which was being amortized over a five year period using the effective interest method. Proceeds were allocated based upon the relative fair values of the Series A Preferred Stock, and the Series A Warrants and the Series B Warrants. The Series A Warrants and the Series B Warrants are anti-dilutive.

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

On March 23, 2001, GAN consummated the 2001 GMSP Transaction with GMSP pursuant to which, among other things, the Company issued 3,000 shares of its newly created Series C Preferred Stock (stated value of $1,000 per share) to GMSP in exchange for an aggregate purchase price of $3 million in cash. The annual dividend rate on the Series C Preferred Stock was 10% until March 23, 2004 and 20% thereafter. Unpaid dividends were cumulative and compounded. The Series C Preferred Stock was redeemable at GAN’s option after March 23, 2006 and at the option of the majority holders after March 23, 2007 at a price of $3,000,000 plus accrued and unpaid dividends. The Series C Preferred Stock was not convertible into Common Stock.

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

On March 23, 2001, GAN sold to Robert M. Stallings for $3 million in cash 3,000 shares of its newly created Series B Preferred Stock (stated value of $1,000 per share) and a Warrant expiring March 23, 2006 to purchase an aggregate of 1,050,000 shares of Common Stock at $2.25 per share. The annual dividend provisions and the redemption provisions of the Series B Preferred Stock were the same as those for the Series C Preferred Stock. The Series B Preferred Stock was redeemable at GAN’s option after March 23, 2006 and at the option of the holder after March 23, 2007. The Series B Preferred Stock was convertible into Common Stock at $2.25 per share. Subject to adjustment for certain events, the Series B Preferred Stock was convertible into a maximum of 1,333,333 shares of Common Stock.

GAINSCO, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(see accompanying review report of KPMG LLP)
(Unaudited)
On January 21, 2005, the Company consummated a recapitalization pursuant to agreements that it entered into on August 27, 2004 and that were approved by GAN’s shareholders on January 18, 2005. The agreements were with GMSP, then holder of the Company’s Series A and Series C Preferred Stock and approximately 5% of the outstanding Common Stock; Robert W. Stallings, the Chairman of the Board and then holder of the Company’s Series B Preferred Stock; and First Western Capital, LLC, a limited liability company (“First Western”) owned by James R. Reis. The recapitalization substantially reduced as well as extended the Company’s existing Preferred Stock redemption obligations and resulted in cash proceeds to the Company of approximately $8.7 million (before an estimated $2.2 million in transaction costs and approximately $3.4 million used to redeem the Series C Preferred Stock).

In the recapitalization of the 31,620 shares of Series A Preferred Stock held by GMSP and called in 2001 for redemption on January 1, 2006 at a redemption price of approximately $31.6 million, 13,500 shares (redemption value of $13.5 million) were exchanged for 19,125,612 shares of Common Stock. The remaining 18,120 shares of Series A Preferred Stock (which had been called for redemption in 2006 and have a redemption value of approximately $18.1 million) became redeemable at the option of the holders on January 1, 2011, and became entitled to receive cash dividends at the rate of 6% per annum until January 1, 2006 and 10% per annum thereafter until redemption. Those remaining 18,120 shares of Series A Preferred Stock remain convertible into 3,552,941 shares of Common Stock at $5.10 per share, continue to be entitled to vote on an as-converted basis, and remain redeemable at the option of the Company commencing June 30, 2005 at a price equal to stated value plus accrued dividends. The Company received an option to purchase all of the Series C Preferred Stock from GMSP, which the Company exercised on January 21, 2005 as part of the recapitalization for approximately $3.4 million from the proceeds of the sale of Common Stock in the recapitalization. The Series A Warrant expired unexercised, and the expiration date of GMSP’s Series B Warrant to purchase 1,550,000 shares of Common Stock for $2.5875 per share was extended to January 1, 2011. The investment management agreements of the Company and its insurance company subsidiaries with GMSP were terminated, as were the agreements entered into between the Company and GMSP in connection with their 1999 and 2001 transactions.

The Company has initiated a rights offering (see Note(6)), and the terms of the Series B Warrant held by GMSP provide for an adjustment in the exercise price pursuant to a formula. The exercise price has been adjusted to $2.24 and will be further adjusted to reflect the effect of the actual number of shares issued in the rights offering.

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

The transactions dated March 23, 2001 and January 21, 2005 resulted in all preferred stock being redeemable. The discount on the preferred stock is being amortized over the period until redemption using the effective interest method. At June 30, 2005, there was $1,927,000 in unaccreted discount on the Series A Preferred Stock and $269,000 in accrued dividends on the Series A Preferred Stock.

GAINSCO, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(see accompanying review report of KPMG LLP)
(Unaudited)
GAN paid dividends aggregating $33,000 on January 18, 2005 and $28,000 on January 21, 2005 in respect of the pre-recapitalization Series B and Series C Preferred Stock, respectively. These dividends were the amounts due from January 1, 2005 through the payment date noted. GAN paid dividends aggregating $214,000 on April 1, 2005 and $272,000 on July 1, 2005 on the Series A Preferred Stock. These dividends were the amounts due from the January 21, 2005 date of issuance through July 1, 2005.

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

As of June 30, 2005 there were 385,693 options outstanding to purchase common stock (“options”) at an average exercise price of $9.38 per share that had been granted to officers and directors of the Company under the Company’s 1995 Stock Option Plan and 333,975 options, at an average exercise price of $5.60 per share, that had been granted to officers, directors and employees of the Company under the Company’s 1998 Long-Term Incentive Plan.

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

GAINSCO, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(see accompanying review report of KPMG LLP)
(Unaudited)
The following tables present a summary of segment profit (loss) for the three months ended June 30, 2005 and 2004:

	Three months ended June 30, 2005
	Nonstandard
	Personal Auto	Runoff
	Lines	Lines	Other	Total
	(Amounts in thousands)
Gross premiums written	$24,050	—	—	24,050

Net premiums earned	$18,768	1	—	18,769
Net investment income	237	555	31	823
Other income	2,296	194	2	2,492
Expenses	(20,386)	(277)	(642)	(21,305)
Net realized gains	—	—	81	81

Income (loss) before Federal income taxes	$915	473	(528)	860

	Three months ended June 30, 2004
	Nonstandard
	Personal Auto	Runoff
	Lines	Lines	Other	Total
	(Amounts in thousands)
Gross premiums written	$8,905	7	—	8,912

Net premiums earned	$9,228	8	—	9,236
Net investment income	243	314	8	565
Other income	933	571	—	1,504
Expenses	(9,173)	(587)	(744)	(10,504)
Net realized gains	—	—	231	231

Income (loss) before Federal income taxes	$1,231	306	(503)	1,032

GAINSCO, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(see accompanying review report of KPMG LLP)
(Unaudited)
The following tables present a summary of segment profit (loss) for the six months ended June 30, 2005 and 2004:

	Six months ended June 30, 2005
	Nonstandard
	Personal Auto	Runoff
	Lines	Lines	Other	Total
	(Amounts in thousands)
Gross premiums written	$46,867	—	—	46,867

Net premiums earned	$33,520	1	—	33,521
Net investment income	543	826	56	1,425
Other income	4,326	324	2	4,652
Expenses	(35,238)	(433)	(2,004)	(37,675)
Net realized gains	—	—	81	81

Income (loss) before Federal income taxes	$3,151	718	(1,865)	2,004

	Six months ended June 30, 2004
	Nonstandard
	Personal Auto	Runoff
	Lines	Lines	Other	Total
	(Amounts in thousands)
Gross premiums written	$19,837	11	—	19,848

Net premiums earned	$17,722	14	—	17,736
Net investment income	479	681	13	1,173
Other income	1,843	731	—	2,574
Expenses	(17,403)	(867)	(1,747)	(20,017)
Net realized gains	—	—	617	617

Income (loss) before Federal income taxes	$2,641	559	(1,117)	2,083

GAINSCO, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(see accompanying review report of KPMG LLP)
(Unaudited)
The following tables provide additional detail of segment revenue components by product line for the three months ended June 30, 2005 and 2004.

	Three months ended June 30, 2005
	Nonstandard
	Personal Auto	Runoff
	Lines	Lines	Total
	(Amounts in thousands)
Gross premiums written:
Personal auto	$24,050	—	24,050
Commercial auto	—	—	—
Other	—	—	—

Total gross premiums written	$24,050	—	24,050

Net premiums earned:
Personal auto	$18,768	—	18,768
Commercial auto	—	—	—
Other	—	1	1

Total net premiums earned	$18,768	1	18,769

	Three months ended June 30, 2004
	Nonstandard
	Personal Auto	Runoff
	Lines	Lines	Total
	(Amounts in thousands)
Gross premiums written:
Personal auto	$8,905	—	8,905
Commercial auto	—	7	7
Other	—	—	—

Total gross premiums written	$8,905	7	8,912

Net premiums earned:
Personal auto	$9,228	—	9,228
Commercial auto	—	8	8
Other	—	—	—

Total net premiums earned	$9,228	8	9,236

GAINSCO, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(see accompanying review report of KPMG LLP)
(Unaudited)
The following tables provide additional detail of segment revenue components by product line for the six months ended June 30, 2005 and 2004.

	Six months ended June 30, 2005
	Nonstandard
	Personal Auto	Runoff
	Lines	Lines	Total
	(Amounts in thousands)
Gross premiums written:
Personal auto	$46,867	—	46,867
Commercial auto	—	—	—
Other	—	—	—

Total gross premiums written	$46,867	—	46,867

Net premiums earned:
Personal auto	$33,520	—	33,520
Commercial auto	—	—	—
Other	—	1	1

Total net premiums earned	$33,520	1	33,521

	Six months ended June 30, 2004
	Nonstandard
	Personal Auto	Runoff
	Lines	Lines	Total
	(Amounts in thousands)
Gross premiums written:
Personal auto	$19,837	—	19,837
Commercial auto	—	11	11
Other	—	—	—

Total gross premiums written	$19,837	11	19,848

Net premiums earned:
Personal auto	$17,722	—	17,736
Commercial auto	—	14	14
Other	—	—	—

Total net premiums earned	$17,722	14	17,736

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

(6)	Subsequent Events

On July 25, 2005, the common stock the Company was listed for trading on the American Stock Exchange with the symbol “GAN.” Prior to that date, the Company’s common stock was quoted on the OTC Bulletin Board with the symbol “GNAC.”

In June 2005 the Company distributed subscription rights to purchase shares of its common stock to shareholders of record on June 7, 2005. One subscription right for every three shares of common stock owned was distributed and entitles the shareholder to purchase one share of common stock at a purchase price of $.75 per share. Subject to the Company’s right to extend the subscription period or cancel the offering, the subscription rights are exercisable until August 19, 2005 and net proceeds are estimated to be approximately $15,063,000, assuming that all subscription rights are exercised (which cannot be assured and likely will not be the case). The Company intends to use the net proceeds of the subscription rights offering to make a capital contribution of at least $10 million to the subsidiary insurance companies and the remainder will be used for working capital and general corporate purposes.

The exercise price of the Series B Warrant held by GMSP will be reduced in accordance with the Series B Warrant Agreement, because of the subscription rights offering. Since June 7, 2005, the exercise price of the Series B Warrant has been $2.24 per share, a reduction from $2.5875. The calculation assumes that all subscription rights are exercised (which cannot be assured and likely will not be the case). The final exercise price will be determined based on actual subscription rights exercised and will be determined at the close of the subscription rights offering.

Item 2.   Management’s Discussion and Analysis of
Financial Condition and Results of Operations
Business Operations
Overview
On July 25, 2005, the common stock the Company was listed for trading on the American Stock Exchange with the symbol “GAN.” Prior to that date, the Company’s common stock was quoted on the OTC Bulletin Board with the symbol “GNAC.”
In June 2005 the Company distributed subscription rights to purchase shares of its common stock to shareholders of record on June 7, 2005. (See Note (6) of Notes to Condensed Consolidated Financial Statements).
In January 2005 the Company completed a recapitalization transaction that enables it to pursue a long-term strategic growth plan. See “Capital Transactions – 2005 Recapitalization”.
For the second quarter and first six months of 2005, the Company recorded net income of $860,000 and $2,004,000, respectively, compared with net income in the second quarter and first six months of 2004 of $1,032,000 and $2,092,000, respectively. The Company continued to experience profitable operating results from its nonstandard personal auto business. The Company experienced significant growth in premiums written during the first six months of 2005, and management currently expects continuing growth in premiums written as compared to 2004.
The sources of revenues for the Company in 2005 are premiums written on nonstandard personal auto risks, net investment income from the investment portfolio of the Company and fee income from the insurance agency operations.
The Company recorded GAAP combined ratios of 99.6% and 99.8% in the first three months of 2005 and 2004, respectively, and 96.3% and 97.4% in the first six months of 2005 and 2004, respectively. The GAAP expense ratios, included in the GAAP combined ratios, were 26.0% and 26.7% in the first three months of 2005 and 2004, respectively, and 25.1% and 28.6% in the first six months of 2005 and 2004, respectively. The expense and combined ratios do not include the expenses of the holding company.
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
As the Company expands its infrastructure and builds its capabilities to carry out its growth strategy, it expects to incur expenditures in 2005 in amounts greater than in previous periods. These expenditures will relate to hiring, relocation and incremental office space and wage and benefit costs, including costs for qualified additional personnel to help develop and implement the business and business capabilities, and furniture, fixtures, equipment, software and systems to support the Company’s strategy. These expenditures will result in a higher expense ratio level until the Company achieves the targeted premium production that these expenditures are expected to produce.
This growth strategy necessarily entails increased operational risks and other challenges that are greater than and different from those to which the Company has previously been subject in writing nonstandard personal automobile insurance.
Discontinuance of Commercial Lines
On February 7, 2002, the Company announced its decision to cease writing commercial insurance due to continued adverse claims development and unprofitable results. As a result, the Company had only 1 commercial policy remaining in force at June 30, 2005. The discontinuance of writing commercial lines has resulted in the Company ceasing to be approved to write insurance in several states; however, this state action has not materially restricted the geographic expansion of the Company’s nonstandard personal auto lines thus far.
The Company continues to settle and reduce its inventory of commercial lines claims. At June 30, 2005, there were 198 claims associated with the Company’s runoff book outstanding, compared to 264 as of December 31, 2004 and 356 at June 30, 2004. Due to the long tail and litigious nature of these claims, the Company anticipates it will take a substantial number of years to complete the adjustment and settlement process with regard to existing claims and the additional claims it expects to receive in the future from its past business writings. Most of the remaining claims are in suit and the Company’s future results may or may not be impacted either negatively or positively based on its ability to settle the remaining claims and new anticipated claims within its established reserve level.
A.M. Best Rating
A.M. Best is the principal rating agency of the insurance industry. An insurance company’s ability to effectively compete in the market place is in part dependent upon the rating determination of A.M. Best. A.M. Best provides ratings of insurance companies based on comprehensive quantitative and qualitative evaluations and expresses its rating as an opinion of an insurer’s ability to meet its obligations to policyholders. The Company’s insurance subsidiaries group currently have an A.M. Best Rating of “B-” (Fair) with a stable outlook. A.M. Best has 16 possible ratings; the Company’s rating of “B-” (Fair) ranks eighth from the highest rating. A.M. Best’s assigns a “B-” and “B” ratings to companies that have, in the opinion of A.M. Best, a fair ability to meet their current obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions.
The Company has received confirmation from A.M. Best that, contingent on a contribution of at least $10 million to the subsidiary insurance companies’ capital by August 31, 2005, and the Company’s adherence to the prospective business plans presented to A.M. Best, the Company will achieve a financial strength rating of “B” (Fair). A.M. Best will monitor the Company’s overall capitalization and operating performance on a quarterly basis to confirm ongoing consistency with the “B” rating.

Results of Operations
The discussion below primarily relates to the Company’s insurance operations, although the selected consolidated financial data appearing elsewhere is on a consolidated basis. The expense item “Underwriting and operating expenses” includes the operating expenses of the holding company, GAINSCO, INC. (“GAN”).
Gross premiums written for the second quarter and first six months of 2005 increased 170% and 136%, respectively, from the comparable 2004 periods. This was primarily due to growth within Florida, with Texas, Arizona and California contributing approximately 21 points, 29 points and 32 points of the increase, respectively, in the second quarter. For the first six months Texas, Arizona and California contributed 15 points, 26 points and 22 points of the increase, respectively.
Net premiums earned increased 103% in the second quarter and 89% for the first six months of 2005 from the comparable 2004 periods as a result of the growth in gross premiums written.
Net investment income increased 46% in second quarter and 21% in the first six months of 2005 from the comparable 2004 periods primarily due to the move from short-term investments into fixed maturities during the second quarter of 2005.
The Company recorded net realized capital gains for all periods presented. Variability in the timing of net realized capital gains should be expected.
Other income in the second quarter and first six months of 2005 increased $988,000 and $2,078,000, respectively, from the comparable 2004 periods as a result of an increase in agency revenues which resulted from the increase in writings.
Claims and claims adjustment expenses (“C & CAE”) increased $7,073,000 in the second quarter of 2005 from the second quarter of 2004. The C & CAE ratio was 73.6% in the second quarter of 2005 versus 73.1% in the second quarter of 2004. For the first six months of 2005 C & CAE was $11,651,000 above the comparable 2004 period and the C & CAE ratio was 71.2% versus 68.8%, respectively. The increase in the ratios for the 2005 periods was primarily due to the nonstandard personal auto line experiencing a higher C & CAE ratio in ongoing business resulting primarily from an increase in the amount of new business written relative to total business written which is associated with the expansion in the Company’s core state of Florida and its start-up operations in Arizona, California, Nevada and Texas. The commercial run-off line had favorable development during the 2005 periods that was largely offset by the assumption of approximately $1,000,000 of previously ceded unpaid C & CAE in conjunction with the commutation of a problem reinsurer’s participation in a quota share reinsurance agreement during the second quarter of 2005. With regard to environmental and product liability claims, the Company has an immaterial amount of exposure. The Company does not provide environmental impairment coverage and excludes pollution and asbestos related coverages in its policies. A portion of the Company’s remaining claims are related to construction defects. Inflation impacts the Company by causing higher claim settlements than may have originally been estimated. Inflation is implicitly reflected in the reserving process through analysis of cost trends and review of historical reserve results.
Policy acquisition costs include commission expense, change in deferred policy acquisition costs, premium taxes and regulatory fees and assessments. The increase in the second quarter and the first six months of 2005 from the comparable 2004 periods is primarily due to the increase in premium writings. The ratio of Policy acquisition costs to Net premiums earned was 15% and 11% for the second quarter of 2005 and the second quarter of 2004, respectively and it was 15% and 13% for the first six months of 2005 and the first six months of 2004, respectively. The increase in the ratio for the 2005 periods over the 2004 periods was related to a change in estimates in the calculation of deferred policy acquisition costs implemented during the second quarter of 2004.

Underwriting and operating expenses increased $1,887,000 in the second quarter of 2005 from the first quarter of 2004 and they increased $3,351,000 in the first six months of 2005 over the first six months of 2004 primarily due to additional expenses incurred in the infrastructure expansion for increased premium production capability, specifically additional personnel. The increase in the first six months of 2005 also includes a nonrecurring non-cash compensation expense item of $330,000, on the grant of 200,000 shares of Common stock to Mr. Anderson at fair value of $1.65 per share in conjunction with the 2005 Recapitalization that was recorded during the first quarter of 2005. Underwriting and operating expenses as a percent of Total revenues, excluding net realized gains were 21% and 24% for the second quarter of 2005 and 2004, respectively. For the first six months of 2005 and 2004 the ratios were 22% and 26%, respectively.
Capital Transactions
2005 Recapitalization
On January 21, 2005, the Company consummated a recapitalization pursuant to agreements that were approved by GAN’s shareholders on January 18, 2005. The agreements were with Goff Moore Strategic Partners, L.P. (“GMSP”), then holder of the Company’s Series A and Series C Preferred Stock and approximately 5% of the outstanding Common Stock; Robert W. Stallings, the Chairman of the Board and then holder of the Company’s Series B Preferred Stock; and First Western Capital, LLC, a limited liability company (“First Western”) owned by James R. Reis. The recapitalization substantially reduced as well as extended the Company’s existing Preferred Stock redemption obligations and resulted in cash proceeds to the Company of approximately $8.7 million (before an estimated $2.2 million in transaction costs and approximately $3.4 million used to redeem the Series C Preferred Stock).
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

Preferred Stock in Relation to Capital Base. At June 30, 2005, the capital base (total assets less total liabilities) of the Company was $51,446,000 and consisted of Shareholders’ Equity of $34,984,000 and Redeemable convertible preferred stock – Series A (“Preferred stock”), which is classified under SEC ASR 268 as mezzanine financing in the aggregate amount of $16,462,000. At June 30, 2005, there was $1,927,000 of unaccreted discount on Preferred stock that remained in Shareholders’ equity. At June 30, 2005, the per common share Shareholders’ equity was approximately $0.57, including unaccreted discount on Preferred stock of $0.03; less such unaccreted discount, the per common share Shareholders’ equity was approximately $0.54 per common share. The aggregate redemption value at June 30, 2005 of the Preferred Stock was $18,120,000 stated value.
Liquidity and Capital Resources
Parent Company
GAN provides administrative and financial services for its wholly owned subsidiaries. GAN needs cash during 2005 primarily for administrative expenses and preferred stock dividends. The Company received approximately $3 million, net as a result of the 2005 Recapitalization in January, 2005. The primary source of cash to meet other obligations is statutorily permitted payments from its insurance subsidiary, General Agents, an Oklahoma corporation. Statutes in Oklahoma restrict the payment of dividends by the insurance company to the available surplus funds. The maximum amount of cash dividends that General Agents may declare without regulatory approval in any 12-month period is the greater of net income for the 12-month period ended the previous December 31 or ten percent (10%) of policyholders’ surplus as of the previous December 31. For 2005, the maximum amount of cash dividends that General Agents may pay without regulatory approval is $4,148,459. GAN believes the remaining cash available should be sufficient to meet its expected obligations for 2005.
Net Operating Loss Carryforwards
As a result of losses in prior years, as of June 30, 2005 the Company has net operating loss carryforwards for tax purposes aggregating $71,252,000. These net operating loss carryforwards of $176,000, $22,806,000, $33,950,000, $13,687,000 and $633,000, if not utilized, will expire in 2018, 2020, 2021, 2022 and 2023, respectively. The tax benefit of the net operating loss carryforwards is $24,226,000, which is calculated by applying the Federal statutory income tax rate of 34% against the net operating loss carryforwards of $71,252,000.
In certain circumstances, Section 382 of the Internal Revenue Code may apply to materially limit the amount of the Company’s taxable income that may be offset in a tax year by the Company’s net operating losses carried forward from prior years (the “§ 382 Limitation”). The annual § 382 Limitation generally is an amount equal to the value of the Company (immediately before an “ownership change”) multiplied by the long-term tax-exempt rate for the month in which the change occurs (e.g., 4.37% if the ownership change occurred in June 2005). This annual limitation would apply to all years to which the net operating losses can be carried forward.
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
Subsidiaries, Principally Insurance Operations
The primary sources of the insurance subsidiaries’ liquidity are funds generated from insurance premiums, net investment income and maturing investments. The short-term investments and cash are intended to provide adequate funds to pay claims without selling fixed maturity investments. At June 30, 2005, the insurance subsidiaries held short-term investments and cash that the insurance subsidiaries believe are at adequate liquidity for the payment of claims and other short-term commitments.
With regard to long term liquidity, the average duration of the investment portfolio is approximately 10 months. The fair value of the fixed maturity portfolio at June 30, 2005 was $260,000 above amortized cost, before taxes. Unrealized losses were not material at June 30, 2005 (see Note 1(c) of Notes to Condensed Consolidated Financial Statements). Various insurance departments of states in which the Company operates require the deposit of funds to protect policyholders within those states. At June 30, 2005 and December 31, 2004, the balance on deposit for the benefit of such policyholders totaled $10,474,000 and $10,530,000, respectively.
Net cash provided by operating activities was $35,000 in the first six months of 2005 versus cash used for operating activities of $7,357,000 in the first six months of 2004. The increase of $7,392,000 in cash provided between the periods was primarily attributable to the growth in premium writings in the first six months of 2005.
Investments and Cash increased slightly in the first six months of 2005. At June 30, 2005, 95% of the Company’s investments were rated investment grade with an average duration of approximately 10 months, including approximately 67% that were held in short-term investments. The annualized return on average investments was 2.9% and 2.2% in the first six months of 2005 and 2004, respectively. The Company classifies its bond securities as available for sale. The net unrealized gain associated with the investment portfolio was $172,000 (net of tax effects) at June 30, 2005.
Premiums receivable increased due to the increase in nonstandard personal auto writings. This balance is comprised primarily of premiums due from insureds. Most of the policies are written with a down payment and monthly payment terms of up to four months on six month policies.
Reinsurance balances receivable increased primarily as a result of a large commercial claim settled at the end of the first quarter of 2005 that was largely reinsured and the amounts due from the reinsurers were not received until the third quarter of 2005. This increase was offset by a decrease in Ceded unpaid C & CAE under the reserve reinsurance cover agreement as a result of settling commercial auto claims in the normal course. An allowance for doubtful accounts of $150,000 has been recorded regarding the collectibility of amounts due, which the Company considers adequate at the present time. Balances written off in previous years have been immaterial.

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
Unpaid C & CAE decreased primarily as a result of the settlement of claims in the normal course and favorable development in the first quarter of 2005 for nonstandard personal auto and commercial estimated ultimate liabilities. As of June 30, 2005, the Company had $54,718,000 in net unpaid C & CAE (Unpaid C & CAE of $84,606,000 less Ceded unpaid C & CAE of $29,888,000). This amount represents management’s best estimate, as derived from the actuarial analysis and was set equal to the selected reserve estimate as established by an independent actuary. The independent actuary identified the recent adverse development in the Company’s unpaid C & CAE and the Company’s decision in 2002 to discontinue writing commercial lines as risk factors. In consideration of these risk factors the independent actuary believes that there are significant risks and uncertainties that could result in material adverse deviation of the unpaid C & CAE. Management has reviewed and discussed the results of the actuarial analysis with the actuary and believes the reserve estimate selected by the independent actuary to be the best estimate of reserves at this time.
As of June 30, 2005, in respect of its runoff lines, the Company had $36,251,000 in net unpaid C & CAE. Historically, the Company has experienced significant volatility in its reserve projections for its commercial lines. This volatility has been primarily attributable to its commercial automobile and general liability product lines. On February 7, 2002, the Company announced it had decided to discontinue writing commercial lines insurance due to continued adverse claims development and unprofitable results. The Company has been settling and reducing its remaining inventory of commercial claims. See “Business Operations - “Discontinuance of Commercial Lines”. As of June 30, 2005, 198 runoff claims remained versus 264 at December 31, 2004. The average commercial lines claim was approximately $183,000 per claim, $169,000 per claim and $148,000 per claim, at June 30, 2005, December 31, 2004 and June 30, 2004, respectively.
As of June 30, 2005, in respect of its nonstandard personal auto line, the Company had $18,467,000 in net unpaid C & CAE. These claims generally are of shorter duration than the Company’s runoff lines claims. At June 30, 2005, the Company had 2,282 nonstandard personal auto claims versus 1,568 at December 31, 2004. The average nonstandard personal auto claim was approximately $8,000 per claim, $9,000 per claim and $9,000 per claim, at June 30, 2005, December 31, 2004 and June 30, 2004, respectively.
Unearned premiums, Commissions payable and Drafts payable all increased primarily as a result of the growth in nonstandard personal auto premiums written, as mentioned previously.
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
Contractual Obligations
The following table summarizes the Company’s contractual obligations as of June 30, 2005:

	Payments due by period
		Less than			More than
	Total	1 year	2-3 years	4-5 years	5 years
	(Amounts in thousands)
Unpaid C & CAE	$84,606	39,724	26,221	10,465	8,196
Redeemable convertible preferred stock – Series A	16,462	—	—	—	16,462
Dividends and accretion on preferred stock	11,804	1,832	4,141	4,281	1,550
Operating leases	3,872	1,174	1,579	1,077	42
Employment agreements	2,255	840	1,415		—
Sponsorship agreement	240	240	—	—	—

Total commitments	$119,239	43,810	33,356	15,823	26,250

The Company’s unpaid C & CAE do not have contractual maturity dates; however, based on historical payment patterns, the amount presented is management’s estimate of expected timing of C & CAE payments. The timing of C & CAE payments is subject to significant uncertainty. The Company maintains a portfolio of marketable investments with varying maturities and a substantial amount of short-term investments intended to provide adequate cash flows for C & CAE payments. The Company has signed a commitment with a bank for a loan of $10,000,000 at 2.50% above the 90-day LIBOR rate. The proceeds of the loan will be used for general corporate purposes. The Company expects to close on the loan before the end of 2005.
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

Item 3.   Quantitative and Qualitative Disclosures
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
The duration of the investment portfolio, all of which is available for sale and not for trading purposes, was approximately 10 months at June 30, 2005 and approximately 6 months at December 31, 2004. The Company’s market risks at June 30, 2005 have not materially changed from those identified at December 31, 2004.
Forward-Looking Statements
Statements made in this report that are not historical facts are forward-looking statements. Generally the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will” and similar expressions identify forward-looking statements. Investors are cautioned that important factors, representing certain risks and uncertainties, could cause actual results to differ materially from those contained in the forward-looking statements, and they should not place undue reliance on such statements. These factors include, but are not limited to, (a) the change in operational risks associated with increased premium production and expansion into new markets or states, (b) heightened competition from existing competitors and new competitors in the Company’s markets, (c) the Company’s ability to realize and sustain profitable margins through its selected rates and pricing structure, (d) contraction of the markets for the Company’s business, (e) factors considered by A.M. Best in its rating of the Company and acceptability of the Company’s current A.M. Best rating of “B-” (Fair), with a stable outlook, or its future rating, (f) the Company’s ability to adjust and settle on terms consistent with its estimates the remaining claims associated with its exit from the commercial insurance business, (g) the ongoing level of claims and claims-related expenses and the adequacy of claim reserves, (h) the outcome of pending litigation, (i) the effectiveness of investment strategies implemented by the Company, (j) the availability of reinsurance and the ability to collect reinsurance recoverables, (k) the limitation on the Company’s ability to use net operating loss carryforwards, and (l) general economic conditions. In addition, the actual emergence of losses and loss expenses may vary, perhaps materially, from the Company’s estimates thereof, particularly with respect to new business and new markets, because (a) estimates of loss and loss expense liabilities are subject to large potential errors of estimation, and (b) estimates of losses do not make provision for extraordinary future emergence of new classes of losses or types of losses not sufficiently represented in the Company’s historical data base or which are not yet quantifiable. A forward-looking statement is relevant only as of the date the statement is made and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances arising after the date on which the statement was made. Please refer to the Company’s recent SEC filings, including the Current Report on Form 8-K filed on May 13, 2005, and the Annual Report on Form 10-K for the year ended December 31, 2004, for further information regarding factors that could affect the Company’s results.

Item 4.   Controls and Procedures
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
During the quarter ended June 30, 2005, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 6.   Exhibits
(a)	Exhibits
*3.1	Restated Articles of Incorporation of Registrant as filed with the Secretary of State of Texas on July 24, 1986 [Exhibit 3.1, filed in Registration Statement No. 33-7846 on Form S-1, effective November 6, 1986].

*3.2	Articles of Amendment to the Articles of Incorporation as filed with the Secretary of State of Texas on June 10, 1988 [Exhibit 3.2, filed in Registration Statement No. 33-25226 on Form S-1, effective November 14, 1988].

*3.3	Articles of Amendment to Articles of Incorporation as filed with the Secretary of State of Texas on August 13, 1993 [Exhibit 3.6, Form 10-K dated March 25, 1994].

*3.4	Statement of Resolution Establishing and Designating Series A Convertible Preferred Stock of Registrant as filed with the Secretary of State of the State of Texas on October 1, 1999 [Exhibit 99.18, Form 8-K dated June 29, 1999].

*3.5	Bylaws of Registrant as amended through September 6, 2001. [Exhibit 3.5, Form 8-K dated August 31, 2001].

*3.6	Statement of Resolution Establishing and Designating Series B Convertible Redeemable Preferred Stock of Registrant as filed with the Secretary of State of the State of Texas on March 22, 2001. [Exhibit 99.19, Form 8-K/A dated March 30, 2001].

*3.7	Statement of Resolution Establishing and Designating Series C Redeemable Preferred Stock of Registrant as filed with the Secretary of State of the State of Texas on March 22, 2001. [Exhibit 99.20, Form 8-K/A dated March 30, 2001].

*4.1	Form of Common Stock Certificate [Exhibit 4.6, Form 10-K dated March 28, 1997].

*4.2	Agreement dated August 26, 1994 appointing Continental Stock Transfer & Trust Company transfer agent and registrar [Exhibit 10.28, Form 10-K dated March 30, 1995].

10.37	Office Lease dated May 3, 2005 by and between Crescent Real Estate Funding VIII, L.P. and GAINSCO, INC. (incorporated by reference to Exhibit 10.37 to Report on Form 8-K filed on May 9, 2005.

11.1	Statement regarding Computation of Per Share Earnings (the required information is included in Note 1(e) of Notes to Consolidated Financial Statements included in this Report and no separate statements is, or is required to be, filed as an Exhibit).

15.1	Awareness Letter of KPMG LLP. (1)

31.1	Section 302 Certification – Chief Executive Officer. (1)

31.2	Section 302 Certification – Chief Financial Officer. (1)

32.1	Certificate Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer. (2)

32.2	Certificate Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer. (2)

*	Exhibit has previously been filed with the Commission as an exhibit in the filing designated in brackets and is incorporated herein by this reference. Registrant’s file number for reports filed under the Securities Exchange Act of 1934 is 1-9828.

(1)	Filed herewith.

(2)	Furnished (but not filed) herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the Registrant as well as in his capacity as Chief Financial Officer.

GAINSCO, INC.
Date: August 15, 2005	By:	/s/ Daniel J. Coots
Daniel J. Coots
Senior Vice President, Treasurer and Chief Financial Officer

INDEX OF EXHIBITS

Exhibit
No.	Description
*3.1	Restated Articles of Incorporation of Registrant as filed with the Secretary of State of Texas on July 24, 1986 [Exhibit 3.1, filed in Registration Statement No. 33-7846 on Form S-1, effective November 6, 1986].

*3.2	Articles of Amendment to the Articles of Incorporation as filed with the Secretary of State of Texas on June 10, 1988 [Exhibit 3.2, filed in Registration Statement No. 33-25226 on Form S-1, effective November 14, 1988].

*3.3	Articles of Amendment to Articles of Incorporation as filed with the Secretary of State of Texas on August 13, 1993 [Exhibit 3.6, Form 10-K dated March 25, 1994].

*3.4	Statement of Resolution Establishing and Designating Series A Convertible Preferred Stock of Registrant as filed with the Secretary of State of the State of Texas on October 1, 1999 [Exhibit 99.18, Form 8-K dated June 29, 1999].

*3.5	Bylaws of Registrant as amended through September 6, 2001. [Exhibit 3.5, Form 8-K dated August 31, 2001].

*3.6	Statement of Resolution Establishing and Designating Series B Convertible Redeemable Preferred Stock of Registrant as filed with the Secretary of State of the State of Texas on March 22, 2001. [Exhibit 99.19, Form 8-K/A dated March 30, 2001].

*3.7	Statement of Resolution Establishing and Designating Series C Redeemable Preferred Stock of Registrant as filed with the Secretary of State of the State of Texas on March 22, 2001. [Exhibit 99.20, Form 8-K/A dated March 30, 2001].

*4.1	Form of Common Stock Certificate [Exhibit 4.6, Form 10-K dated March 28, 1997].

*4.2	Agreement dated August 26, 1994 appointing Continental Stock Transfer & Trust Company transfer agent and registrar [Exhibit 10.28, Form 10-K dated March 30, 1995].

10.37	Office Lease dated May 3, 2005 by and between Crescent Real Estate Funding VIII, L.P. and GAINSCO, INC. (incorporated by reference to Exhibit 10.37 to Report on Form 8-K filed on May 9, 2005.

11.1	Statement regarding Computation of Per Share Earnings (the required information is included in Note 1(e) of Notes to Consolidated Financial Statements included in this Report and no separate statements is, or is required to be, filed as an Exhibit).

15.1	Awareness Letter of KPMG LLP. (1)

31.1	Section 302 Certification – Chief Executive Officer. (1)

31.2	Section 302 Certification – Chief Financial Officer. (1)

32.1	Certificate Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer. (2)

32.2	Certificate Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer. (2)

*	Exhibit has previously been filed with the Commission as an exhibit in the filing designated in brackets and is incorporated herein by this reference. Registrant’s file number for reports filed under the Securities Exchange Act of 1934 is 1-9828.

(1)	Filed herewith.

(2)	Furnished (but not filed) herewith.