Form 10-Q
period 2005-09-30
GAINSCO INC
filed 2005-11-14
CIK 786344

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarter Ended September 30, 2005
Commission File Number 1-9828
GAINSCO, INC.
(Exact name of registrant as specified in its charter)

Texas	75-1617013
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3333 Lee Parkway, Suite 1200, Dallas, Texas	75219
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(972) 629-4301
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 11, 2005 there were 80,800,012 shares of the registrant’s Common Stock ($.10 par value) outstanding.

GAINSCO, INC. AND SUBSIDIARIES
INDEX

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Review Report of Independent Registered Public Accounting Firm	1

Condensed Consolidated Balance Sheets as of September 30, 2005 (unaudited) and December 31, 2004	2

Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2005 and 2004 (unaudited)	4

Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Nine Months Ended September 30, 2005 (unaudited) and the Twelve Months Ended December 31, 2004	5

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004 (unaudited)	7

Notes to Condensed Consolidated Financial Statements September 30, 2005 and 2004 (unaudited)	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3. Quantitative and Qualitative Disclosures about Market Risk	36

Item 4. Controls and Procedures	37

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders	38

Item 6. Exhibits	38

SIGNATURE	40
Awareness Letter
Section 302 Certification - CEO
Section 302 Certification - CFO
Certificate Pursuant to 18 U.S.C. Section 1350 - CEO
Certificate Pursuant to 18 U.S.C. Section 1350 - CFO

(i)

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Review Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
GAINSCO, INC.:
We have reviewed the accompanying condensed consolidated balance sheet of GAINSCO, INC. and subsidiaries (the Company) as of September 30, 2005, the related condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2005 and 2004, the related condensed consolidated statements of shareholders’ equity and comprehensive income for the nine-month period ended September 30, 2005 and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2005 and 2004. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
/s/ KPMG LLP
Dallas, Texas
November 14, 2005

GAINSCO, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share data)

	September 30,
	2005	December 31,
	(unaudited)	2004
Assets
Investments
Fixed maturities:
Bonds available for sale, at fair value (amortized cost: $46,405 – 2005, $18,482 – 2004)	$46,596	19,192
Certificates of deposit, at amortized cost (which approximates fair value)	547	827
Short-term investments, at cost (which approximates fair value)	67,415	78,223

Total investments	114,558	98,242

Cash	8,559	3,853
Accrued investment income	1,059	250
Premiums receivable (net of allowance for doubtful accounts: $279 – 2005, $95 – 2004)	27,233	9,662
Reinsurance balances receivable (net of allowance for doubtful accounts: $150 – 2005, $301 – 2004) (note 2)	4,761	8,438
Ceded unpaid claims and claim adjustment expenses (note 2)	28,240	37,063
Deferred policy acquisition costs	4,998	1,719
Property and equipment (net of accumulated depreciation and amortization: $3,533 – 2005, $3,365 – 2004)	671	200
Current Federal income taxes (note 1)	—	9
Deferred Federal income taxes (net of valuation allowance: $27,729 – 2005, $28,918 – 2004) (note 1)	—	—
Other assets	6,570	3,890
Goodwill (note 1)	609	609

Total assets	$197,258	163,935

(continued)

GAINSCO, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share data)

	September 30,
	2005	December 31,
	(unaudited)	2004
Liabilities and Shareholders’ Equity
Liabilities
Unpaid claims and claim adjustment expenses	$84,740	95,545
Unearned premiums	32,261	13,082
Commissions payable	2,991	736
Accounts payable	6,121	4,726
Reinsurance balances payable	864	341
Deferred reinsurance gains	641	1,109
Drafts payable	2,575	1,510
Deferred Federal income taxes (note 1)	65	242
Other liabilities	117	98

Total liabilities	130,375	117,389

Redeemable convertible preferred stock – Series A ($1,000 stated value, 31,620 shares authorized, 18,120 issued at September 30, 2005 and $1,000 stated value, 31,620 shares authorized, 31,620 issued at December 31, 2004), liquidation value of $18,120 at September 30, 2005 and $31,620 at December 31, 2004 (note 3)	16,415	27,737
Redeemable convertible preferred stock – Series B ($1,000 stated value, 3,000 shares authorized, 3,000 issued at December 31, 2004), liquidation value of $3,000 at December 31, 2004 (note 3)	—	2,955
Redeemable preferred stock – Series C ($1,000 stated value, 3,000 shares authorized, 3,000 issued at December 31, 2004), at liquidation value (note 3)	—	3,000

Total redeemable preferred stock	16,415	33,692

Shareholders’ Equity (note 3)

Common stock ($.10 par value, 250,000,000 shares authorized, 81,644,106 issued at September 30, 2005 and 22,013,830 issued at December 31, 2004)	8,164	2,201
Common stock warrants	—	330
Additional paid-in capital	132,877	101,076
Retained deficit	(82,436)	(83,527)
Accumulated other comprehensive income (note 1)	126	469
Unearned compensation on restricted stock	(568)	—
Treasury stock, at cost (844,094 shares at September 30, 2005 and December 31, 2004)	(7,695)	(7,695)

Total shareholders’ equity	50,468	12,854

Commitments and contingencies (note 5)
Total liabilities, redeemable preferred stock and shareholders’ equity	$197,258	163,935

See accompanying review report of KPMG LLP and notes to condensed consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(Amounts in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues:
Net premiums earned (note 2)	$23,250	10,138	56,771	27,874
Net investment income	987	596	2,412	1,769
Net realized (losses) gains (note 1)	(95)	293	(14)	910
Other income	3,037	1,380	7,689	3,954

Total revenues	27,179	12,407	66,858	34,507

Expenses:
Claims and claims adjustment expenses (note 2)	16,197	6,719	40,057	18,928
Policy acquisition costs	3,686	1,552	8,659	3,869
Underwriting and operating expenses	5,854	2,512	14,696	8,003

Total expenses	25,737	10,783	63,412	30,800

Income before Federal income taxes	1,442	1,624	3,446	3,707

Federal income taxes:
Current expense (benefit)	27	—	27	(9)
Deferred expense	—	—	—	—

Total taxes	27	—	27	(9)

Net income	1,415	1,624	3,419	3,716

Net income available to common shareholders	$918	450	1,090	341

Income per common share (note 1):
Basic	$.01	.02	.02	.01

Diluted	$.01	.02	.02	.01

See accompanying review report of KPMG LLP and notes to condensed consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income
(Amounts in thousands)

	Nine months ended
	September 30, 2005	Twelve months ended
	(unaudited)	December 31, 2004
Common stock:
Balance at beginning of period	$2,201	2,201
Stock issued	5,963	—

Balance at end of period	$8,164	2,201

Common stock warrants:
Balance at beginning of period	$330	540
Series A warrants expired	—	(210)
Warrants exchanged	(180)	—
Series B warrants written down	(150)	—

Balance at end of period	$—	330

Additional paid-in capital:
Balance at beginning of period	$101,076	100,866
Warrants expired	—	210
Warrants exchanged	180	—
Warrants written down	150	—
Common stock issued	33,678	—
Series A preferred stock discount	200	—
Costs associated with common stock issuance	(2,407)	—

Balance at end of period	$132,877	101,076

(continued)

GAINSCO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income
(Amounts in thousands)

	Nine months ended
	September 30, 2005		Twelve months ended
	(unaudited)		December 31, 2004
Retained deficit:
Balance at beginning of period	$(83,527)		(84,455)
Net income	3,419	3,419	5,509	5,509
Redemption of series C preferred stock	(415)		—
Series B preferred stock exchange	(281)		—
Accrued dividends – redeemable preferred stock (note 3)	(817)		(1,139)
Accretion of discount on redeemable preferred shares	(815)		(3,442)

Balance at end of period	(82,436)		(83,527)

Accumulated other comprehensive income:
Balance at beginning of period	$469		1,955
Unrealized loss on securities, net of reclassification adjustment, net of tax (note 1)	(343)	(343)	(1,486)	(1,486)

Comprehensive income		3,076		4,023

Balance at end of period	126		469

Accumulated other comprehensive income:

Unearned compensation on restricted stock:
Balance at beginning of period	$—		—
Issuance of restricted common stock	(660)		—
Amortization of unearned compensation	92		—

Balance at end of period	$(568)		—

Treasury stock:
Balance at beginning and at end of period	(7,695)		(7,695)

Total shareholders’ equity at end of period	$50,468		12,854

See accompanying review report of KPMG LLP and notes to condensed consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Nine months ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$3,419	3,716
Adjustments to reconcile net income to cash used for operating activities:
Depreciation and amortization	139	110
Non-cash compensation expense	422	—
Change in accrued investment income	(809)	210
Change in premiums receivable	(17,571)	(4,237)
Change in reinsurance balances receivable	3,677	5,708
Change in ceded unpaid claims and claim adjustment expenses	8,823	5,991
Change in deferred policy acquisition costs	(3,279)	(939)
Change in funds held by reinsurers	—	1,228
Change in other assets	1,352	(562)
Change in unpaid claims and claim adjustment expenses	(10,805)	(20,141)
Change in unearned premiums	19,179	3,648
Change in commissions payable	2,255	375
Change in accounts payable	1,395	(652)
Change in reinsurance balances payable	523	18
Change in deferred reinsurance gains	(468)	(854)
Change in drafts payable	1,065	344
Change in other liabilities	19	278
Change in current Federal income taxes	9	(9)

Net cash provided by (used for) operating activities	$9,345	(5,768)

(continued)

GAINSCO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Nine months ended September 30,
	2005	2004
Cash flows from investing activities:
Bonds available for sale:
Sold	$2,366	4,110
Matured	7,700	2,276
Purchased	(37,958)	(500)
Certificates of deposit matured	648	290
Certificates of deposit purchased	(370)	(200)
Securities sold but not settled	(4,032)	—
Net change in short term investments	10,808	4,427
Property and equipment purchased	(640)	(35)

Net cash (used for) provided by investing activities	(21,478)	10,368

Cash flows from financing activities:
Dividend payment on redeemable preferred stock	(819)	(2,411)
Redemption of preferred stock	(3,416)	—
Issuance of common stock	23,481	—
Costs associated with common stock issuance	(2,407)	—

Net cash provided by (used for) financing activities	16,839	(2,411)

Net increase in cash	4,706	2,189
Cash at beginning of period	3,853	1,913

Cash at end of period	$8,559	4,102

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

During 2001, the Company was predominately a property and casualty insurance company concentrating its efforts on nonstandard markets within the commercial, personal and specialty insurance lines. Beginning in 2002, the Company became predominantly a property and casualty insurance company concentrating its efforts on nonstandard personal auto markets. The Company is approved to write insurance in 38 states and the District of Columbia on a non-admitted basis and in 44 states and the District of Columbia on an admitted basis. The Company currently markets its nonstandard personal auto line through over 2,300 independent retail agencies.

GAINSCO, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(See accompanying review report of KPMG LLP)
(Unaudited)
GAN will use cash during 2005 primarily for: (1) preferred stock dividends (see Note (3)), (2) administrative expenses, and (3) investments. The Company received approximately $3.1 million in net proceeds as a result of the 2005 Recapitalization in January, 2005 and approximately $14.6 million in net proceeds as a result of the rights offering in August, 2005. The primary source of cash to meet other obligations is statutorily permitted payments from its insurance subsidiary, General Agents, an Oklahoma corporation.

(c)	Investments

Bonds available for sale are stated at fair value with changes in fair value recorded as a component of comprehensive income, net of related deferred federal income taxes. Short-term investments are stated at cost, which approximates fair value.

The “specific identification” method is used to determine costs of investments sold. Provisions for possible losses are recorded only when the values have experienced impairment considered “other than temporary” by a charge to realized losses resulting in a new cost basis of the investment.

The unrealized gains on investments at September 30, 2005 and December 31, 2004 are set forth in the following table:

	September 30, 2005	December 31, 2004
Bonds available for sale:	(Amounts in thousands)
Unrealized gain	$191	710
Deferred tax expense	(65)	(241)

Net unrealized gain	$126	469

Proceeds from the sale of bond securities approximated $97,000 and $1,469,000 for the three months ended September 30, 2005 and 2004, respectively and $2,366,000 and $4,110,000 for the nine months ended September 30, 2005 and 2004, respectively.

Realized gains (losses) on investments for the three and nine months ended September 30, 2005 and 2004, respectively, are presented in the following table

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(Amounts in thousands)
Realized gains:
Bonds	$—	293	81	910

Total realized gains	$—	293	81	910

Realized losses:
Impairment of bonds	$95	—	95	—

Total realized losses	$95	—	95	—

Net realized (losses) gains	$(95)	293	(14)	910

GAINSCO, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(See accompanying review report of KPMG LLP)
(Unaudited)
(d)	Federal Income Taxes

The Company and its subsidiaries file a consolidated Federal income tax return. Deferred income tax items are accounted for under the “asset and liability” method which provides for temporary differences between the carrying amounts for financial statement purposes and for tax purposes, primarily deferred policy acquisition costs, the discount on unpaid claims and claim adjustment expenses, net operating loss carryforwards and the nondeductible portion of the change in unearned premiums. The Company paid Federal alternative minimum taxes of approximately $2,000 for the three months ended September 30, 2005 and $27,000 for the nine months ended September 30, 2005. The Company did not pay any Federal income taxes during the first quarter of 2005 or the nine months ended September 30, 2004. The Company received Federal income tax refunds of approximately $10,000 in April 2005.

In assessing the realization of its deferred tax assets, management considers whether it is more likely than not that a portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In 2001, the Company recorded a valuation allowance against its deferred tax assets. In the first quarter of 2002, the Company announced it was discontinuing the writing of its largest line of business, commercial lines, due to continued adverse claims development and unprofitable results. At that time, the prospects for significant taxable income in personal lines, its only remaining line of business, were unclear. Because the Company had no near-term expectation of taxable income, it was necessary to fully reserve the deferred tax asset due to uncertainty of future taxable income that could utilize this asset.

Currently, on a subjective basis, the Company has implemented a plan in an effort to continue to produce increasing levels of taxable operating income, which provides some positive evidence for potential realization of the deferred tax asset. Positive evidence, such as continued recording of taxable operating income and continued positive expectations for the future could ultimately result in management concluding that it is more likely than not that a portion or all of the deferred tax assets will be realized, however as of September 30, 2005, the deferred tax asset remains fully reserved.

As a result of losses in prior years, as of September 30, 2005 the Company has net operating loss carryforwards for tax purposes aggregating $69,507,000. These net operating loss carryforwards of $21,237,000, $33,950,000, $13,687,000 and $633,000, if not utilized, will expire in 2020, 2021, 2022 and 2023, respectively. The tax benefit of the net operating loss carryforwards is $23,632,000, which is calculated by applying the Federal statutory income tax rate of 34% against the net operating loss carryforwards of $69,507,000.

GAINSCO, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(See accompanying review report of KPMG LLP)
(Unaudited)
(e)	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(Amounts in thousands, except per share amounts)
Numerator:
Net income	$1,415	1,624	3,419	3,716
Preferred stock dividends	(273)	(300)	(817)	(836)
Accretion of discount on preferred stock	(224)	(874)	(1,512)	(2,539)

Numerator for basic earnings per share – income available to common shareholders	$918	450	1,090	341

Effect of dilutive securities:
Preferred stock dividends	273	300	817	836
Accretion of discount on preferred stock	224	874	1,512	2,539

	497	1,174	2,329	3,375

Numerator for diluted earnings per share – income available to common shareholders after assumed conversions	$1,415	1,624	3,419	3,716

Denominator:
Denominator for basic earnings per share – weighted average shares	77,283	24,345	70,043	24,345

Effect of dilutive securities:
Convertible preferred stock	3,553	7,533	3,553	7,533

Dilutive potential common shares	3,553	7,533	3,553	7,533

Denominator for diluted earnings per share – adjusted weighted average shares & assumed conversions	80,836	31,878	73,596	31,878

Basic earnings per share	$.01	.02	.02	.01

Diluted earnings per share *	$.01	.02	.02	.01

*	The effects of convertible preferred stock and common stock equivalents are antidilutive for all periods presented; therefore, reported diluted earnings per share is the same as basic earnings per share. Series A Preferred Stock is convertible into an aggregate of 3,552,941 shares of Common Stock. Warrants can be exercised to purchase an aggregate of 1,550,000 shares of Common Stock and options can be exercised to purchase an aggregate of 719,518 shares of Common Stock. Convertible preferred stock and common stock equivalents are convertible or exercisable at prices in excess of the price of the Common Stock on September 30, 2005.

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

The Company applies APB 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost been determined consistent with Statement 123 for the options granted, the Company’s net income and earnings per share would have been the pro forma amounts indicated below:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(Amounts in thousands, except per share amounts)
Numerator:
Net income as reported	$1,415	1,624	3,419	3,716
Compensation cost	(33)	(35)	(98)	(106)

Pro forma net income	1,382	1,589	3,321	3,610
Effect of dilutive securities	(497)	(1,174)	(2,329)	(3,375)

Numerator for pro forma basic earnings per share – pro forma income available to common shareholders	$885	415	992	235

Effect of dilutive securities	497	1,174	2,329	3,375

Numerator for pro forma diluted earnings per share – pro forma income available to common shareholders after assumed conversions	$1,382	1,589	3,321	3,610

Denominator:
Denominator for basic earnings per share – weighted average shares	77,283	24,345	70,043	24,345

Denominator for diluted earnings per share – adjusted weighted average shares & assumed conversions	80,836	31,878	73,596	31,878

Basic earnings per share	$.01	.02	.01	.01

Diluted earnings per share *	$.01	.02	.01	.01

*	The effects of convertible preferred stock and common stock equivalents are antidilutive for all periods presented; therefore, pro forma diluted earnings per share is reported the same as pro forma basic earnings per share.

GAINSCO, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(See accompanying review report of KPMG LLP)
(Unaudited)
(g)	Accumulated Other Comprehensive Income

The following schedule presents the components of other comprehensive (loss) income:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(Amounts in thousands)
Unrealized (losses) gains on securities:
Unrealized holding loss (gain) during period	$(165)	466	(534)	(483)
Less: Reclassification adjustment for amounts included in net income for realized (losses) gains	(95)	293	(14)	911

Other comprehensive (loss) income before Federal income taxes	(70)	173	(520)	(1,394)
Federal income tax benefit (expense)	(24)	59	(177)	(474)

Other comprehensive (loss) income	$(46)	114	(343)	(920)

(h)	Goodwill

Goodwill as of September 30, 2005 and December 31, 2004 is $609,000. Effective in 2002, goodwill is no longer amortized but is subject to an annual impairment test based on its estimated fair value. The Company completes its annual impairment test at the end of each year. Impairment losses could be recorded in future periods.

(i)	Accounting Pronouncements

On November 3, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investment, which nullifies certain requirements of Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investment, and supersedes EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impaired loss. Additionally, this FSP specifically a) nullifies the requirements of paragraphs 10-18 of Issue 03-1, b) carries forward the requirements of paragraphs 8 and 9 of Issue 03-1 with respect to cost-method investments, c) carried forward the disclosure requirements included in paragraphs 21 and 22 of Issue 03-1 and related examples, and d) references existing other-than-temporary guidance. FSP 115-1 shall be applied to reporting periods beginning after December 15, 2005. At this point, the Company has not yet evaluated the impact, if any, of this staff position; however, the disclosure requirements that are consistent with Issue 03-1 are disclosed herein.

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

The Company had retention incentive agreements in place through April 2005, see disclosure in the Company’s 2004 Form 10-K Annual Report. The Company was obligated and paid an aggregate of approximately $652,000 under these retention incentive agreements in April 2005, fully discharging these obligations. Approximately $24,000 of expense was recognized in the first quarter and the first nine months of 2005. The difference of approximately $628,000 was expensed in previous periods in accordance with FASB Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”
(2)	Reinsurance

The amounts deducted in the Unaudited Condensed Consolidated Statements of Operations for reinsurance ceded for the three and nine months ended September 30, 2005 and 2004, respectively, are set forth in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
		(Amounts in thousands)
Premiums earned – private passenger	$6	57	240	142
Premiums earned – all other	$—	—	—	1

Claims and claim adjustment expenses – Plan servicing	$—	—	—	158
Claims and claim adjustment expenses – Fronting	$(14)	17	64	(19)
Claims and claim adjustment expenses – Private passenger	$(36)	(39)	6	38
Claims and claim adjustment expenses – all other	$(1,239)	1,462	(539)	2,684
The amounts included in the Unaudited Condensed Consolidated Balance Sheets for reinsurance ceded under fronting arrangements as of September 30, 2005 and December 31, 2004 were as follows:

	2005	2004
	(Amounts in thousands)
Unpaid claims and claim adjustment expenses – Fronting arrangements	$160	265

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

Effective December 31, 2000, the Company entered into a reserve reinsurance cover agreement with a non-affiliated reinsurer. This agreement reinsures the Company’s ultimate net aggregate liability in excess of $32,500,000 up to an aggregate limit of $89,650,000 for net commercial auto liability losses and loss adjustment expense incurred but unpaid as of December 31, 2000. At September 30, 2005 and December 31, 2004, deferred reinsurance gains of $641,000 and $1,109,000, respectively, have been recorded in Deferred reinsurance gains. For the third quarter and first nine months of 2005, $144,000 and $468,000, respectively, were recorded in Other income. For the third quarter and first nine months of 2004, $190,000 and $854,000, respectively, were recorded in Other income. Since its inception at December 31, 2000, $8,409,000 has been recorded in Other income, which represents the reserve development under the reserve reinsurance cover agreement. The deferred gain item will be recognized in income in future periods based upon the ratio of claims paid in the $57,150,000 layer to the total of the layer. The reinsurer remains responsible for reimbursing the Company for claim payments covered under this agreement.

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

(3)	Redeemable Preferred Stock and Shareholders’ Equity

The Company has authorized 250,000,000 shares of common stock, par value $.10 per share (the “Common Stock”). Of the authorized shares of Common Stock, 81,644,106 were issued as of September 30, 2005 and 22,013,830 were issued as of December 31, 2004, and 80,800,012 were outstanding as of September 30, 2005 and 21,169,736 were outstanding as of December 31, 2004.

On October 4, 1999 GAN sold to Goff Moore Strategic Partners, L.P. (“GMSP”), for an aggregate purchase price of $31,620,000 (i) 31,620 shares of Series A Preferred Stock (stated value $1,000 per share), which were convertible into 6,200,000 shares of Common Stock at a conversion price of $5.10 per share and, should the Company pay dividends on its Common Stock, the Series A Preferred Stock would be entitled to dividends as if converted into Common Stock, (ii) the Series A Warrant to purchase an aggregate of 1,550,000 shares of Common Stock at an exercise price of $6.375 per share with an expiration of October 2004, and (iii) the Series B Warrant to purchase an aggregate of 1,550,000 shares of Common Stock at an exercise price of $8.50 per share with an expiration date of October 2006. As a result of the value attributable to the Common Stock purchase warrants issued with the Series A Preferred Stock, the Series A Preferred Stock was issued at a discount which was being amortized over a five year period using the

GAINSCO, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(See accompanying review report of KPMG LLP)
(Unaudited)
effective interest method. Proceeds were allocated based upon the relative fair values of the Series A Preferred Stock, and the Series A Warrants and the Series B Warrants. The Series A Warrants and the Series B Warrants are anti-dilutive.

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

In the recapitalization of the 31,620 shares of Series A Preferred Stock held by GMSP and called in 2001 for redemption on January 1, 2006 at a redemption price of approximately $31.6 million, 13,500 shares (redemption value of $13.5 million) were exchanged for 19,125,612 shares of Common Stock. The remaining 18,120 shares of Series A Preferred Stock (which had been called for redemption in 2006 and have a redemption value of approximately $18.1 million) became redeemable at the option of the holders on January 1, 2011, and became entitled to receive cash dividends at the rate of 6% per annum until January 1, 2006 and 10% per annum thereafter until redemption. Those remaining 18,120 shares of Series A Preferred Stock remain convertible into 3,552,941 shares of Common Stock at $5.10 per share, continue to be entitled to vote on an as-converted basis, and remain redeemable at the option of the Company commencing September 30, 2005 at a price equal to stated value plus accrued dividends. The Company received an option to purchase all of the Series C Preferred Stock from GMSP, which the Company exercised on January 21, 2005 as part of the recapitalization for approximately $3.4 million from the proceeds of the sale of Common Stock in the recapitalization. The Series A Warrant expired unexercised, and the expiration date of GMSP’s Series B Warrant to purchase 1,550,000 shares of Common Stock for $2.5875 per share was extended to January 1, 2011. The investment management agreements of the Company and its insurance company subsidiaries with GMSP were terminated, as were the agreements entered into between the Company and GMSP in connection with their 1999 and 2001 transactions.

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

In August, 2005, GAINSCO, INC. (“the Company”) completed a rights offering which raised approximately $14.6 million in net proceeds and resulted in the issuance of 19,715,052 shares of common stock bringing total outstanding common stock to 80,800,012 shares. Under the terms of the Series B Warrant held by GMSP, the exercise price has been adjusted to $2.25 per share as a result of the rights offering.

As a result of the recapitalization in January, 2005 and the rights offering in August, 2005 the number of shares of Common Stock outstanding increased from 21,169,736 as of December 31, 2004 to 80,800,012 as of September 30, 2005. GMSP now owns approximately 33% of the outstanding Common Stock, Mr. Stallings owns approximately 22% and First Western owns approximately 11%.

GAINSCO, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(See accompanying review report of KPMG LLP)
(Unaudited)
The transactions dated March 23, 2001 and January 21, 2005 resulted in all preferred stock being redeemable. The discount on the preferred stock is being amortized over the period until redemption using the effective interest method. At September 30, 2005, there was $1,705,000 in unaccreted discount on the Series A Preferred Stock and no accrued dividends on the Series A Preferred Stock.

GAN paid dividends aggregating $33,000 on January 18, 2005 and $28,000 on January 21, 2005 in respect of the pre-recapitalization Series B and Series C Preferred Stock, respectively. These dividends were the amounts due from January 1, 2005 through the payment date noted. GAN paid dividends aggregating $214,000 on April 1, 2005, $272,000 on July 1, 2005 and $272,000 on September 30, 2005 on the Series A Preferred Stock. These dividends were the amounts due from the January 21, 2005 date of issuance through October 1, 2005.

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

As of September 30, 2005 there were 385,693 options outstanding to purchase common stock (“options”) at an average exercise price of $9.38 per share that had been granted to officers and directors of the Company under the Company’s 1995 Stock Option Plan and 333,825 options, at an average exercise price of $5.60 per share, that had been granted to officers, directors and employees of the Company under the Company’s 1998 Long-Term Incentive Plan.

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

GAINSCO, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(See accompanying review report of KPMG LLP)
(Unaudited)
The following tables present a summary of segment profit (loss) for the three months ended September 30, 2005 and 2004:

	Three months ended September 30, 2005
	Nonstandard
	Personal Auto	Runoff
	Lines	Lines	Other	Total
	(Amounts in thousands)
Gross premiums written	$29,323	—	—	29,323

Net premiums earned	$23,250	—	—	23,250
Net investment income	867	74	46	987
Other income	2,892	145	—	3,037
Expenses	(26,108)	665	(294)	(25,737)
Net realized losses	—	—	(95)	(95)

Income (loss) before Federal income taxes	$901	884	(343)	1,442

	Three months ended September 30, 2004
	Nonstandard
	Personal Auto	Runoff
	Lines	Lines	Other	Total
	(Amounts in thousands)
Gross premiums written	$11,816	1	—	11,817

Net premiums earned	$10,135	3	—	10,138
Net investment income	271	318	7	596
Other income	1,149	230	1	1,380
Expenses	(9,854)	(283)	(646)	(10,783)
Net realized gains	—	—	293	293

Income (loss) before Federal income taxes	$1,701	268	(345)	1,624

GAINSCO, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(See accompanying review report of KPMG LLP)
(Unaudited)
The following tables present a summary of segment profit (loss) for the nine months ended September 30, 2005 and 2004:

	Nine months ended September 30, 2005
	Nonstandard
	Personal Auto	Runoff
	Lines	Lines	Other	Total
	(Amounts in thousands)
Gross premiums written	$76,190	—	—	76,190

Net premiums earned	$56,770	1	—	56,771
Net investment income	1,410	900	102	2,412
Other income	7,218	469	2	7,689
Expenses	(61,346)	232	(2,298)	(63,412)
Net realized losses	—	—	(14)	(14)

Income (loss) before Federal income taxes	$4,052	1,602	(2,208)	3,446

	Nine months ended September 30, 2004
	Nonstandard
	Personal Auto	Runoff
	Lines	Lines	Other	Total
	(Amounts in thousands)
Gross premiums written	$31,653	12	—	31,665

Net premiums earned	$27,857	17	—	27,874
Net investment income	750	999	20	1,769
Other income	2,992	961	1	3,954
Expenses	(27,257)	(1,150)	(2,393)	(30,800)
Net realized gains	—	—	910	910

Income (loss) before Federal income taxes	$4,342	827	(1,462)	3,707

GAINSCO, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(See accompanying review report of KPMG LLP)
(Unaudited)
The following tables provide additional detail of segment revenue components by product line for the three months ended September 30, 2005 and 2004.

	Three months ended September 30, 2005
	Nonstandard
	Personal Auto	Runoff
	Lines	Lines	Total
	(Amounts in thousands)
Gross premiums written:
Personal auto	$29,323	—	29,323
Commercial auto	—	—	—
Other	—	—	—

Total gross premiums written	$29,323	—	29,323

Net premiums earned:
Personal auto	$23,250	—	23,250
Commercial auto	—	—	—
Other	—	—

Total net premiums earned	$23,250	—	23,250

	Three months ended September 30, 2004
	Nonstandard
	Personal Auto	Runoff
	Lines	Lines	Total
	(Amounts in thousands)
Gross premiums written:
Personal auto	$11,816	—	11,816
Commercial auto	—	1	1
Other	—	—	—

Total gross premiums written	$11,816	1	11,817

Net premiums earned:
Personal auto	$10,135	—	10,135
Commercial auto	—	3	3
Other	—	—	—

Total net premiums earned	$10,135	3	10,138

GAINSCO, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(See accompanying review report of KPMG LLP)
(Unaudited)
The following tables provide additional detail of segment revenue components by product line for the nine months ended September 30, 2005 and 2004.

	Nine months ended September 30, 2005
	Nonstandard
	Personal Auto	Runoff
	Lines	Lines	Total
	(Amounts in thousands)
Gross premiums written:
Personal auto	$76,190	—	76,190
Commercial auto	—	—	—
Other	—	—	—

Total gross premiums written	$76,190	—	76,190

Net premiums earned:
Personal auto	$56,770	—	56,770
Commercial auto	—	—	—
Other	—	1	1

Total net premiums earned	$56,770	1	56,771

	Nine months ended September 30, 2004
	Nonstandard
	Personal Auto	Runoff
	Lines	Lines	Total
	(Amounts in thousands)
Gross premiums written:
Personal auto	$31,653	—	31,653
Commercial auto	—	12	12
Other	—	—	—

Total gross premiums written	$31,653	12	31,665

Net premiums earned:
Personal auto	$27,857	—	27,857
Commercial auto	—	17	17
Other	—	—	—

Total net premiums earned	$27,857	17	27,874

GAINSCO, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(See accompanying review report of KPMG LLP)
(Unaudited)
(5)	Commitments and Contingencies

The Company and two executive officers, one of whom is also a director, are named as defendants in a putative class action proceeding initially filed in the United States District Court for the Southern District of Florida. In the proceeding, which is a consolidation of two previously separately pending actions filed at approximately the same time and involving essentially the same facts and claims, the plaintiffs allege violations of the Federal securities laws in connection with alleged non-disclosures and deceptive disclosures in press releases and filings with the Securities and Exchange Commission regarding the Company’s acquisition, operation and divestiture of its former Tri-State, Ltd. subsidiary, a South Dakota company selling nonstandard personal auto insurance. The second amended complaint does not specify the amount of damages the plaintiffs seek. Additional information regarding this litigation is set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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
Overview
In August, 2005, GAINSCO, INC. (“the Company”) completed a rights offering which provided capital for additional premium growth. See “Capital Transactions – 2005 Rights Offering”.
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
For the third quarter and the first nine months of 2005, the Company recorded net income of $1,415,000 and $3,419,000, respectively, compared with net income in the third quarter and first nine months of 2004 of $1,624,000 and $3,716,000, respectively. The Company continued to experience profitable operating results from its nonstandard personal auto business. The Company experienced significant growth in premiums written during the third quarter and the first nine months of 2005, and management expects continuing growth in premiums written as compared to 2004.
The sources of revenues for the Company in 2005 are premiums written on nonstandard personal auto risks, net investment income from the investment portfolio of the Company and fee income from the insurance agency operations.
The Company recorded GAAP combined ratios of 96.7% and 92.6% in the third quarter of 2005 and 2004, respectively, and 96.5% and 95.6% in the first nine months of 2005 and 2004, respectively. The GAAP expense ratios, included in the GAAP combined ratios, were 27.0% and 26.3% in the third quarter of 2005 and 2004, respectively, and 25.9% and 27.7% in the first nine months of 2005 and 2004, respectively. The expense and combined ratios do not include the expenses of the holding company.
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
During its recent transition period the Company limited its growth by maintaining a ratio of net premiums written to surplus (“leverage”) of approximately 1 to 1, which is below the level at which some competitors operate. The capital restructuring (discussed in detail below) has permitted management to change its focus to seek opportunities to grow premiums written while diversifying risk.

The Company limited its business to Florida until the fourth quarter of 2003, when it began writing policies in Texas. The Company began writing policies in Arizona and Nevada in 2004 and began writing in California with an independent managing general agency in the first quarter of 2005. The Company markets its policies through over 2,300 independent retail agencies in Arizona, California, Florida, Nevada and Texas. Significant growth could enable the Company to increase its profitability, if it is able to achieve that growth with favorable profit margins, but it also has the potential to cause material and adverse effects on our financial condition and results if not profitably written.
As the Company expands its infrastructure and builds its capabilities to carry out its growth strategy, it expects to incur expenditures in 2005 and 2006 in amounts greater than in previous periods. These expenditures will relate to hiring, relocation and incremental office space and wage and benefit costs, including costs for qualified additional personnel to help develop and implement the business and business capabilities, and furniture, fixtures, equipment, software and systems to support the Company’s strategy. These expenditures will result in a higher expense ratio level until the Company achieves the targeted premium production that these expenditures are expected to produce.
This growth strategy necessarily entails increased operational risks and other challenges that are greater than and different from those to which the Company has previously been subject in writing nonstandard personal automobile insurance.
Discontinuance of Commercial Lines
On February 7, 2002, the Company announced its decision to cease writing commercial insurance due to continued adverse claims development and unprofitable results. The discontinuance of writing commercial lines resulted in the Company ceasing to be approved to write insurance in several states; however, this state action has not materially restricted the geographic expansion of the Company’s nonstandard personal auto lines thus far.
The Company continues to settle and reduce its inventory of commercial lines claims. At September 30, 2005, there were 181 claims associated with the Company’s runoff book outstanding, compared to 264 as of December 31, 2004 and 327 at September 30, 2004. Due to the long tail and litigious nature of these claims, the Company anticipates it will take a substantial number of years to complete the adjustment and settlement process with regard to existing claims and the additional claims it expects to receive in the future from its past business writings. Most of the remaining claims are in suit and the Company’s future results may or may not be impacted either negatively or positively based on its ability to settle the remaining claims and new anticipated claims within its established reserve level.
A.M. Best Rating
A.M. Best is the principal rating agency of the insurance industry. An insurance company’s ability to effectively compete in the market place is in part dependent upon the rating determination of A.M. Best. A.M. Best provides ratings of insurance companies based on comprehensive quantitative and qualitative evaluations and expresses its rating as an opinion of an insurer’s ability to meet its obligations to policyholders. In October, 2005 A.M. Best upgraded the Company’s insurance subsidiaries group rating to “B” (Fair) with a stable outlook. A.M. Best has 16 possible ratings; the Company’s rating of “B” (Fair) ranks seventh from the highest rating. A.M. Best’s assigns a “B” rating to companies that have, in the opinion of A.M. Best, a fair ability to meet their current obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions. A.M. Best will monitor the Company’s overall capitalization and operating performance on a quarterly basis to confirm ongoing consistency with the “B” rating.

Results of Operations
The discussion below primarily relates to the Company’s insurance operations, although the selected consolidated financial data appearing elsewhere is on a consolidated basis. The expense item “Underwriting and operating expenses” includes the operating expenses of the holding company, GAINSCO, INC. (“GAN”).
Gross premiums written for the third quarter and first nine months of 2005 increased 148% and 141%, respectively, from the comparable 2004 periods. The following table presents gross premiums written by region in thousands of dollars:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(Amounts in thousands)
Region:
Southeast	$18,491	10,481	52,145	29,516
South Central	$3,952	852	7,656	1,558
Southwest	$3,448	483	8,632	579
West	$3,432	—	7,757	—
Other	$—	1	—	12

Total	$29,323	11,817	76,190	31,665

Each of the regions enjoyed significant growth for the quarter and for the first nine months of 2005. For the first nine months of 2005 the mix by region is Southeast 69%, South Central 10%, Southwest 11% and West 10%.
Net premiums earned increased 129% in the third quarter and 104% for the first nine months of 2005 from the comparable 2004 periods as a result of the growth in gross premiums written.
Net investment income increased 65% in third quarter and 36% in the first nine months of 2005 from the comparable 2004 periods primarily due to the move from short-term investments into fixed maturities beginning in the second quarter of 2005, the increase in investments as a result of the rights offering and positive cash flows from operations.
The Company recorded net realized capital losses for the 2005 periods as a result of a decline in the fair value of a fixed maturity investment that was judged to be other than temporary. Variability in the timing of net realized capital gains and losses should be expected.
Other income in the third quarter and first nine months of 2005 increased $1,657,000 and $3,735,000, respectively, from the comparable 2004 periods as a result of an increase in agency revenues which resulted from the increase in writings.
Claims and claims adjustment expenses (“C & CAE”) increased $9,478,000 in the third quarter of 2005 from the third quarter of 2004. The C & CAE ratio was 69.7% in the third quarter of 2005 versus 66.3% in the third quarter of 2004. For the first nine months of 2005 C & CAE was $21,129,000 above the comparable 2004 period and the C & CAE ratio was 70.6% versus 67.9%, respectively. The increase in the ratios for the 2005 periods was primarily due to the nonstandard personal auto line experiencing a higher C & CAE ratio in ongoing business resulting primarily from an increase in the amount of new business written relative to total business written which is associated with the expansion in the Company’s core Southeast region and its start-up operations in the Southwest, West and South Central regions. The commercial run-off line had favorable development during the 2005 periods that was partially offset by the assumption of approximately $1,000,000 of previously ceded unpaid C & CAE in conjunction with the commutation of a problem reinsurer’s participation in a quota share reinsurance agreement during the second quarter of 2005. With regard to environmental and product liability claims, the Company has an immaterial amount of exposure. The Company does not provide environmental impairment coverage and excludes pollution and asbestos related coverages in its policies. A portion of the Company’s remaining claims are related to construction defects. Inflation impacts the Company by causing higher claim settlements than may have originally been estimated. Inflation is implicitly reflected in the reserving process through analysis of cost trends and review of historical reserve results.
Policy acquisition costs include commission expense, change in deferred policy acquisition costs, premium taxes and regulatory fees and assessments. The increase in the third quarter and the first nine months of 2005 from the comparable 2004 periods is primarily due to the increase in premium writings. The ratio of Policy acquisition costs to Net premiums earned was 16% and 15% for the third quarter of 2005 and the third quarter of 2004, respectively and it was 15% and 14% for the first nine months of 2005 and the first nine months of 2004, respectively.
Underwriting and operating expenses increased $3,342,000 in the third quarter of 2005 from the third quarter of 2004 and they increased $6,693,000 in the first nine months of 2005 over the first nine months of 2004 primarily due to additional expenses incurred in the infrastructure expansion for increased premium production capability, specifically additional personnel. The increase in the first nine months of 2005 also includes a nonrecurring non-cash compensation expense item of $330,000, on the grant of 200,000 shares of Common stock to Mr. Anderson at fair value of $1.65 per share in conjunction with the 2005 Recapitalization that was recorded during the first quarter of 2005. Underwriting and operating expenses as a percent of Total revenues, excluding net realized (losses) gains were 25% for the third quarters of 2005 and 2004. For the first nine months of 2005 and 2004 the ratios were 26% and 28%, respectively.
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
2005 Rights Offering
In August, 2005, GAINSCO, INC. (“the Company”) completed a rights offering which raised approximately $14.6 million in net proceeds and resulted in the issuance of 19,715,052 shares of common stock bringing total outstanding common stock to 80,800,012 shares.
As a result of the recapitalization in January, 2005 and the rights offering in August, 2005 the number of shares of Common Stock outstanding increased from 21,169,736 as of December 31, 2004 to 80,800,012 as of September 30, 2005. GMSP now owns approximately 33% of the outstanding Common Stock, Mr. Stallings owns approximately 22% and First Western owns approximately 11%.
Preferred Stock in Relation to Capital Base
At September 30, 2005, the capital base (total assets less total liabilities) of the Company was $66,883,000 and consisted of Shareholders’ Equity of $50,468,000 and Redeemable convertible preferred stock – Series A (“Preferred stock”), which is classified under SEC ASR 268 as mezzanine financing in the aggregate amount of $16,415,000. At September 30, 2005, there was $1,705,000 of unaccreted discount on Preferred stock that remained in Shareholders’ equity. At September 30, 2005, the per common share Shareholders’ equity was approximately $0.62, including unaccreted discount on Preferred stock of $0.2; less such unaccreted discount, the per common share Shareholders’ equity was approximately $0.60 per common share. The aggregate redemption value at September 30, 2005 of the Preferred Stock was $18,120,000 stated value.
Liquidity and Capital Resources
Parent Company
GAN provides administrative and financial services for its wholly owned subsidiaries. GAN needs cash during 2005 primarily for administrative expenses and preferred stock dividends. The Company received approximately $3.1 million in net proceeds as a result of the 2005 Recapitalization in January, 2005. The Company raised approximately $14.6 million in net proceeds as a result of it rights offering completed in August, 2005. The Company subsequently contributed $12 million from the rights offering to the surplus of General Agents. The primary source of cash to meet other obligations is statutorily permitted dividend payments from its insurance subsidiary, General Agents, an Oklahoma corporation. Statutes in Oklahoma restrict the payment of dividends by the insurance company to the available surplus funds. The maximum amount of cash dividends that General Agents may declare without regulatory approval in any 12-month period is the greater of net income for the 12-month period ended the previous December 31 or ten percent (10%) of policyholders’ surplus as of the previous December 31. For 2005, the maximum amount of cash dividends that General Agents may pay without regulatory approval is $4,148,459. GAN believes the remaining cash available should be sufficient to meet its expected obligations for 2005.
Net Operating Loss Carryforwards
In assessing the realization of its deferred tax assets, management considers whether it is more likely than not that a portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In 2001, the Company recorded a valuation allowance against its deferred tax assets. In the first quarter of 2002, the Company announced it was discontinuing the writing of its largest line of business, commercial lines, due to continued adverse claims development and unprofitable results. At that time, the prospects for significant taxable income in personal lines, its only remaining line of business, were unclear. Because the Company had no near-term expectation of taxable income, it was necessary to fully reserve the deferred tax asset due to uncertainty of future taxable income that could utilize this asset.
Currently, on a subjective basis, the Company expects to continue to produce increasing levels of taxable operating income, which provides some positive evidence for potential realization of the deferred tax asset. Positive evidence, such as continued recording of taxable operating income and continued positive expectations for the future could ultimately result in management concluding that it is more likely than not that a portion or all of the deferred tax assets will be realized. Management expects that in the future there will be enough additional positive evidence to conclude that it is more likely than not that a portion or all of the deferred tax assets will be realized, however as of September 30, 2005, the deferred tax asset remains fully reserved.
As a result of losses in prior years, as of September 30, 2005 the Company has net operating loss carryforwards for tax purposes aggregating $69,507,000. These net operating loss carryforwards of $21,237,000, $33,950,000, $13,687,000 and $633,000, if not utilized, will expire in 2020, 2021, 2022 and 2023, respectively. The tax benefit of the net operating loss carryforwards is $23,632,000, which is calculated by applying the Federal statutory income tax rate of 34% against the net operating loss carryforwards of $69,507,000.
In certain circumstances, Section 382 of the Internal Revenue Code may apply to materially limit the amount of the Company’s taxable income that may be offset in a tax year by the Company’s net operating losses carried forward from prior years (the “§ 382 Limitation”). The annual § 382 Limitation generally is an amount equal to the value of the Company (immediately before an “ownership change”) multiplied by the long-term tax-exempt rate for the month in which the change occurs (e.g., 4.24% if the ownership change occurred in November 2005). This annual limitation would apply to all years to which the net operating losses can be carried forward.
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
Credit Agreement
On September 30, 2005, the Company entered into a credit agreement with The Frost National Bank (the “Lender”) providing for term loans of up to $10 million in the aggregate. Proceeds from the term loan advances may be used for working capital. The Company did not request an advance at the time of the closing of the credit agreement but may request advances until September 30, 2007.
Interest, payable monthly, will accrue on any outstanding principal balance at a floating rate equal to the 3 month London Interbank Offered Rate plus a margin (initially 2.50%) to be determined by the consolidated net worth of the Company and earnings before interest, taxes, depreciation and amortization for the preceding four calendar quarters.
The outstanding principal balance will be payable in equal quarterly installments commencing on October 1, 2007 based on a 60-month amortization schedule, with the balance of the loan payable in full on or before September 30, 2010. The credit agreement is secured by the Company’s ownership interests in its two primary subsidiaries, General Agents Insurance Company of America, Inc. and National Specialty Lines, Inc., and payment is guaranteed by National Specialty Lines, Inc.
The credit agreement contains certain financial and other covenants applicable to the Company and its subsidiaries, including requirements to provide financial statements and other information and to maintain certain capital, financial and operating ratios and consolidated net worth. In addition, the credit agreement generally restricts the Company and its subsidiaries from entering into various types of transactions without the prior written consent of the Lender, including the incurrence or guarantee of other debt, the creation of liens on assets, the payment of dividends on common stock, and the acquisition or disposition of assets except in the ordinary course of business. In the event of a default in payment or in the performance of any other obligations in the credit agreement, the Lender would have the right to cease making advances and to declare all unpaid obligations immediately due and payable.

Subsidiaries, Principally Insurance Operations
The primary sources of the insurance subsidiaries’ liquidity are funds generated from insurance premiums, net investment income and maturing investments. The short-term investments and cash are intended to provide adequate funds to pay claims without selling fixed maturity investments. At September 30, 2005, the insurance subsidiaries held short-term investments and cash that the insurance subsidiaries believe are at adequate liquidity for the payment of claims and other short-term commitments.
With regard to long term liquidity, the average duration of the investment portfolio is approximately 1 year. The fair value of the fixed maturity portfolio at September 30, 2005 was $191,000 above amortized cost, before taxes. Unrealized losses were not material at September 30, 2005 (see Note 1(c) of Notes to unaudited Condensed Consolidated Financial Statements). Various insurance departments of states in which the Company operates require the deposit of funds to protect policyholders within those states. At September 30, 2005 and December 31, 2004, the balance on deposit for the benefit of such policyholders totaled $10,422,000 and $10,530,000, respectively.
Net cash provided by operating activities was $9,345,000 in the first nine months of 2005 versus cash used for operating activities of $5,768,000 in the first nine months of 2004. The increase of $15,113,000 in cash provided between the periods was primarily attributable to the growth in premium writings in the first nine months of 2005.
Investments and Cash increased in the first nine months of 2005 primarily as a result of positive cash flows from operations and funds raised in the rights offering. At September 30, 2005, 94% of the Company’s investments were rated investment grade with an average duration of approximately 1 year, including approximately 59% that were held in short-term investments. The annualized return on average investments was 3.0% and 2.3% in the first nine months of 2005 and 2004, respectively. The Company classifies its bond securities as available for sale. The net unrealized gain associated with the investment portfolio was $126,000 (net of tax effects) at September 30, 2005.
Premiums receivable increased due to the increase in premium writings. This balance is comprised primarily of premiums due from insureds. Most of the policies are written with a down payment and monthly payment terms of up to four months on six month policies.
Reinsurance balances receivable decreased primarily as a result of a decrease in ceded unpaid C & CAE under the reserve reinsurance cover agreement as a result of settling commercial auto claims in the normal course. An allowance for doubtful accounts of $150,000 has been recorded regarding the collectibility of amounts due, which the Company considers adequate at the present time. Balances written off in previous years have been immaterial.
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

Other assets increased primarily as a result of investments that were sold or matured but had not yet settled for cash as of September 30, 2005. This receivable was offset somewhat by the reclassification of deferred expenses, previously paid in conjunction with the 2005 Recapitalization, from Other assets into Additional paid-in capital when the 2005 Recapitalization was closed in January 2005.
Unpaid C & CAE decreased primarily as a result of the settlement of claims in the normal course and favorable development in the first quarter of 2005 for nonstandard personal auto and commercial estimated ultimate liabilities. As of September 30, 2005, the Company had $56,500,000 in net unpaid C & CAE (Unpaid C & CAE of $84,740,000 less Ceded unpaid C & CAE of $28,240,000). This amount represents management’s best estimate, as derived from the actuarial analysis and was set equal to the selected reserve estimate as established by an independent actuary. The independent actuary identified the recent adverse development in the Company’s unpaid C & CAE and the Company’s decision in 2002 to discontinue writing commercial lines as risk factors. In consideration of these risk factors the independent actuary believes that there are significant risks and uncertainties that could result in material adverse deviation of the unpaid C & CAE. Management has reviewed and discussed the results of the actuarial analysis with the actuary and believes the reserve estimate selected by the independent actuary to be the best estimate of reserves at this time.
As of September 30, 2005, in respect of its runoff lines, the Company had $33,656,000 in net unpaid C & CAE. Historically, the Company has experienced significant volatility in its reserve projections for its commercial lines. This volatility has been primarily attributable to its commercial automobile and general liability product lines. On February 7, 2002, the Company announced it had decided to discontinue writing commercial lines insurance due to continued adverse claims development and unprofitable results. The Company has been settling and reducing its remaining inventory of commercial claims. See “Business Operations - “Discontinuance of Commercial Lines”. As of September 30, 2005, 181 runoff claims remained versus 264 at December 31, 2004. The average commercial lines claim was approximately $186,000 per claim, $169,000 per claim and $152,000 per claim, at September 30, 2005, December 31, 2004, and September 30, 2004, respectively.
As of September 30, 2005, in respect of its nonstandard personal auto line, the Company had $22,844,000 in net unpaid C & CAE. These claims generally are of shorter duration than the Company’s runoff lines claims. At September 30, 2005, the Company had 2,709 nonstandard personal auto claims versus 1,568 at December 31, 2004. The average nonstandard personal auto claim was approximately $8,000 per claim, $9,000 per claim and $8,000 per claim, at September 30, 2005, December 31, 2004 and September 30, 2004, respectively.
Unearned premiums, Commissions payable and Drafts payable all increased primarily as a result of the growth in premium writings, mentioned previously.
Deferred Federal income taxes are comprised of the taxes on the unrealized gains of the bonds available for sale. The unrealized gains have been recorded net of taxes in “Accumulated other comprehensive income.”
Redeemable preferred stock and Common stock warrants decreased as a result of the 2005 Recapitalization, Common stock increased and Additional paid-in capital increased as a result of the 2005 Recapitalization and the 2005 Rights Offering, see “Capital Transactions” for detailed discussion.
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
Contractual Obligations
The following table summarizes the Company’s contractual obligations as of September 30, 2005:

	Payments due by period
		Less than			More than
	Total	1 year	2-3 years	4-5 years	5 years
	(Amounts in thousands)
Unpaid C & CAE	$84,740	41,085	24,688	10,609	8,358
Redeemable convertible preferred stock – Series A	16,415	—	—	—	16,415
Dividends and accretion on preferred stock	11,042	2,029	4,157	4,301	555
Operating leases	7,301	1,424	2,394	1,762	1,721
Employment agreements	2,045	840	1,205	—	—
Sponsorship agreement	120	120	—	—	—

Total commitments	$121,663	45,498	32,444	16,672	27,049

The Company’s unpaid C & CAE do not have contractual maturity dates; however, based on historical payment patterns, the amount presented is management’s estimate of expected timing of C & CAE payments. The timing of C & CAE payments is subject to significant uncertainty. The Company maintains a portfolio of marketable investments with varying maturities and a substantial amount of short-term investments intended to provide adequate cash flows for C & CAE payments. The Company has entered into a credit agreement with a bank providing for term loans of up to $10 million in the aggregate. Proceeds from the term loan advances may be used for working capital. The Company did not request an advance at the time of the closing of the Credit Agreement but may request advances until September 30, 2007.
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
The duration of the investment portfolio, all of which is available for sale and not for trading purposes, was approximately one year at September 30, 2005 and approximately 6 months at December 31, 2004. The Company’s market risks at September 30, 2005 have not materially changed from those identified at December 31, 2004.
Forward-Looking Statements
Statements made in this report that are not historical facts are forward-looking statements. Investors are cautioned that risks and uncertainties could cause actual results to differ materially from those contained in forward-looking statements, and they should not place undue reliance on such statements. These include, but are not limited to, (a) operational risks and other challenges associated with rapid growth into new and unfamiliar markets and states, (b) adverse market conditions, including heightened competition, (c) the Company’s ability to adjust and settle the remaining claims associated with its exit from the commercial insurance business on terms consistent with its estimates, (d) uncertainties in the outcome of pending litigation and adverse trends in litigation and regulation, (e) inherent uncertainty arising from the use of estimates and assumptions in decisions about pricing and reserves, (f) the effects on claims levels resulting from adverse weather conditions, (g) the availability of reinsurance and the ability to collect reinsurance recoverables, (h) the availability and cost of capital which may be required in order to implement our strategies, and (i) limitations on the Company’s ability to use net operating loss carryforwards. Please refer to the Company’s recent SEC filings, including the Current Report on Form 8-K filed on May 13, 2005, and the Annual Report on Form 10-K for the year ended December 31, 2004, for more information regarding factors that could affect the Company’s results. Forward-looking statements are relevant only as of the dates made, and the Company undertakes no obligation to update any forward-looking statement to reflect new information, events or circumstances after the date on which the statement is made.

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
During the quarter ended September 30, 2005, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
An annual meeting of shareholders of the Company was held on November 9, 2005 in Dallas, Texas. All matters before shareholders at its annual meeting of shareholders were approved, including the election of directors to serve until the next annual meeting and until their successors are duly elected and qualified. The results of the voting were as follows:
Proposal 1. To elect a Board of Directors consisting of eight persons.

Election of Directors	For	Withheld
Glenn W. Anderson	81,959,253	359,072
Robert J. Boulware	82,264,150	54,175
John C. Goff	80,709,959	1,608,366
Joel C. Puckett	81,008,091	1,310,234
Sam Rosen	81,962,043	356,282
Robert W. Stallings	81,962,531	355,794
Harden H. Wiedemann	82,263,350	54,975
John H. Williams	82,263,350	54,975
Proposal 2. To approve a one-for-four reverse stock split of the Company’s Common Stock.

For	Against	Abstain
81,749,141	178,485	390,699
Proposal 3. To approve the GAINSCO, INC. 2005 Long-Term Incentive Plan.

For	Against	Abstain
65,219,255	4,969,334	73,172
Item 6. Exhibits
     (a) Exhibits
*3.1	Restated Articles of Incorporation of Registrant as filed with the Secretary of State of Texas on July 24, 1986 [Exhibit 3.1, filed in Registration Statement No. 33-7846 on Form S-1, effective November 6, 1986].

*3.2	Articles of Amendment to the Articles of Incorporation as filed with the Secretary of State of Texas on June 10, 1988 [Exhibit 3.2, filed in Registration Statement No. 33-25226 on Form S-1, effective November 14, 1988].

*3.3	Articles of Amendment to Articles of Incorporation as filed with the Secretary of State of Texas on August 13, 1993 [Exhibit 3.6, Form 10-K dated March 25, 1994].

*3.4	Statement of Resolution Establishing and Designating Series A Convertible Preferred Stock of Registrant as filed with the Secretary of State of the State of Texas on October 1, 1999 [Exhibit 99.18, Form 8-K dated June 29, 1999].

*3.5	Bylaws of Registrant as amended through August 11, 2005. [Exhibit 3.8, Form 8-K dated August 9, 2005].

*3.6	Statement of Resolution Establishing and Designating Series B Convertible Redeemable Preferred Stock of Registrant as filed with the Secretary of State of the State of Texas on March 22, 2001. [Exhibit 99.19, Form 8-K/A dated March 30, 2001].

*3.7	Statement of Resolution Establishing and Designating Series C Redeemable Preferred Stock of Registrant as filed with the Secretary of State of the State of Texas on March 22, 2001. [Exhibit 99.20, Form 8-K/A dated March 30, 2001].

*4.1	Form of Common Stock Certificate [Exhibit 4.6, Form 10-K dated March 28, 1997].

*4.2	Agreement dated August 26, 1994 appointing Continental Stock Transfer & Trust Company transfer agent and registrar [Exhibit 10.28, Form 10-K dated March 30, 1995].

10.38	First Amendment to Office Lease dated July 13, 2005 between Crescent Real Estate Funding VIII, L. P. and GAINSCO, INC. [Exhibit 10.38, Form 8-K dated July 13, 2005].

10.39	Second Amendment to Office Lease dated September 23, 2005 between Crescent Real Estate Funding VIII, L. P. and GAINSCO, INC. [Exhibit 10.39, Form 8-K dated September 23, 2005].

10.40	Credit Agreement dated September 30, 2005 between GAINSCO, INC. and The Frost National Bank [Exhibit 10.40, Form 8-K dated September 30, 2005].

11.1	Statement regarding Computation of Per Share Earnings (the required information is included in Note 1(e) of Notes to Consolidated Financial Statements included in this Report and no separate statements is, or is required to be, filed as an Exhibit).

15.1	Awareness Letter of KPMG LLP. (1)

31.1	Section 302 Certification – Chief Executive Officer. (1)

31.2	Section 302 Certification – Chief Financial Officer. (1)

32.1	Certificate Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer. (2)

32.2	Certificate Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer. (2)

* -	Exhibit has previously been filed with the Commission as an exhibit in the filing designated in brackets and is incorporated herein by this reference. Registrant’s file number for reports filed under the Securities Exchange Act of 1934 is 1-9828.

(1)	Filed herewith.

(2)	Furnished (but not filed) herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the Registrant as well as in his capacity as Chief Financial Officer.

GAINSCO, INC.
Date: November 14, 2005	By:	/s/ Daniel J. Coots
Daniel J. Coots
Senior Vice President, Treasurer and Chief Financial Officer

INDEX OF EXHIBITS

Exhibit
No.	Description
*3.1	Restated Articles of Incorporation of Registrant as filed with the Secretary of State of Texas on July 24, 1986 [Exhibit 3.1, filed in Registration Statement No. 33-7846 on Form S-1, effective November 6, 1986].

*3.2	Articles of Amendment to the Articles of Incorporation as filed with the Secretary of State of Texas on June 10, 1988 [Exhibit 3.2, filed in Registration Statement No. 33-25226 on Form S-1, effective November 14, 1988].

*3.3	Articles of Amendment to Articles of Incorporation as filed with the Secretary of State of Texas on August 13, 1993 [Exhibit 3.6, Form 10-K dated March 25, 1994].

*3.4	Statement of Resolution Establishing and Designating Series A Convertible Preferred Stock of Registrant as filed with the Secretary of State of the State of Texas on October 1, 1999 [Exhibit 99.18, Form 8-K dated June 29, 1999].

*3.5	Bylaws of Registrant as amended through August 11, 2005. [Exhibit 3.8, Form 8-K dated August 9, 2005].

*3.6	Statement of Resolution Establishing and Designating Series B Convertible Redeemable Preferred Stock of Registrant as filed with the Secretary of State of the State of Texas on March 22, 2001. [Exhibit 99.19, Form 8-K/A dated March 30, 2001].

*3.7	Statement of Resolution Establishing and Designating Series C Redeemable Preferred Stock of Registrant as filed with the Secretary of State of the State of Texas on March 22, 2001. [Exhibit 99.20, Form 8-K/A dated March 30, 2001].

*4.1	Form of Common Stock Certificate [Exhibit 4.6, Form 10-K dated March 28, 1997].

*4.2	Agreement dated August 26, 1994 appointing Continental Stock Transfer & Trust Company transfer agent and registrar [Exhibit 10.28, Form 10-K dated March 30, 1995].

10.38	First Amendment to Office Lease dated July 13, 2005 between Crescent Real Estate Funding VIII, L. P. and GAINSCO, INC. [Exhibit 10.38, Form 8-K dated July 13, 2005].

10.39	Second Amendment to Office Lease dated September 23, 2005 between Crescent Real Estate Funding VIII, L. P. and GAINSCO, INC. [Exhibit 10.39, Form 8-K dated September 23, 2005].

10.40	Credit Agreement dated September 30, 2005 between GAINSCO, INC. and The Frost National Bank [Exhibit 10.40, Form 8-K dated September 30, 2005].

11.1	Statement regarding Computation of Per Share Earnings (the required information is included in Note 1(e) of Notes to Consolidated Financial Statements included in this Report and no separate statements is, or is required to be, filed as an Exhibit).

15.1	Awareness Letter of KPMG LLP. (1)

31.1	Section 302 Certification – Chief Executive Officer. (1)

31.2	Section 302 Certification – Chief Financial Officer. (1)

32.1	Certificate Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer. (2)

32.2	Certificate Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer. (2)

* -	Exhibit has previously been filed with the Commission as an exhibit in the filing designated in brackets and is incorporated herein by this reference. Registrant’s file number for reports filed under the Securities Exchange Act of 1934 is 1-9828.

(1)	Filed herewith.

(2)	Furnished (but not filed) herewith.