Form 10-K
period 2005-12-31
GAINSCO INC
filed 2006-03-31
CIK 786344

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15 (d) of
The Securities Exchange Act of 1934

For the fiscal year ended	Commission file number 1-9828
December 31, 2005
GAINSCO, INC.
(Exact name of registrant as specified in its charter)

TEXAS	75–1617013
(State of Incorporation)	(IRS Employer

3333 Lee Parkway, Suite 1200	Identification No.)

Dallas, Texas	75219
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (972) 629–4301

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock ($.10 par value)	The American Stock Exchange
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                         Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                         Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
     Large Accelerated Filer ☐           Accelerated Filer ☐           Non-Accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act).
                         Yes ☐ No ☑
The aggregate market value of the registrant’s Common Stock ($.10 par value), the registrant’s only class of voting or non-voting common equity stock, held by non-affiliates of the registrant (19,169,097 shares) as of the close of the business on June 30, 2005 was $30,287,173 (based on the closing sale price of $1.58 per share on that date on the OTC Bulletin Board). The number of shares and price per share in the preceding sentence are not adjusted for a one-for-four reverse stock split effective November 21, 2005.
As of March 21, 2006, there were 20,225,574 shares of the registrant’s Common Stock ($.10 par value) outstanding.
Incorporation by Reference
Portions of the Company’s Proxy Statement for its Annual Meeting of Shareholders expected to be held on May 10, 2006 are incorporated by reference herein in response to Items 10, 11, 12, 13 and 14 of Part III of Form 10-K.

(i)

PART I
ITEM 1. BUSINESS
OUR BUSINESS
Who We Are
     GAINSCO, INC., a Texas corporation, was organized in October 1978, and through our insurance company and managing general agency subsidiaries, we engage in the property and casualty insurance business, focusing on the nonstandard personal automobile market. As used in this Report, the term “the Company” refers to GAINSCO, INC. and its subsidiaries, unless the context otherwise requires.
     Nonstandard personal automobile insurance is usually purchased by drivers who do not meet an insurance company’s “standard” or “preferred” underwriting criteria. These drivers typically seek minimum required insurance coverage as required by state law and generally pay higher premiums than for standard policies. We write minimum and slightly higher coverage limits, nonstandard automobile insurance in Florida, Texas, Arizona, Nevada and California. We have selected these states based on historical levels of industry profitability, competitive landscapes, and demographic characteristics.
     Our insurance operations, which include our ongoing nonstandard personal automobile insurance and the runoff of our commercial lines business, are presently conducted through two insurance companies: General Agents Insurance Company of America, Inc. (“General Agents”) and MGA Insurance Company, Inc. (“MGAI”). Prior to February 2002, we were engaged in commercial lines underwriting. We exited this business due to continued adverse reserve development and unfavorable financial results, and our commercial lines business is now in run-off. We entered the nonstandard personal automobile insurance business through the acquisition in October 1998 of the Lalande Group, located in Miami, Florida.
     We expanded into Texas in the fourth quarter of 2003, Arizona in the second quarter of 2004, Nevada in the fourth quarter of 2004 and California in the first quarter of 2005. While we entered these states to lay the foundation for a long term diversification process, we were significantly constrained in pursuing growth due to the near term maturity of our preferred stock. We restructured our balance sheet and raised additional capital in a recapitalization in January, 2005 and further increased our capital in August, 2005 in a rights offering; see “Significant Corporate Transactions” below. These permitted us to pursue our growth strategy, and in 2005 we hired additional key senior management personnel and created a new Operations Center in Dallas, Texas with expanded processing to handle our anticipated growth.
     Since we made the decision to focus solely on the nonstandard personal automobile insurance market, we have sought to build a company that (i) is committed to developing long-term relationships with our agents, (ii) employs data gathering technology to provide our employees access to real-time information with which to make critical business decisions; and (iii) provides our customers with a superior customer service experience.
     For the year ended December 31, 2005, our gross premiums written totaled approximately $112.6 million, up 157% from the year ended December 31, 2004. Our total revenues for the year ended December 31, 2005 were approximately $99.6 million and net income was approximately $8.9 million. Our shareholders’ equity was approximately $56.6 million as of December 31, 2005.
     As of the date hereof, our insurance companies are rated “B” (fair) by A.M. Best. Our common stock is publicly traded on the American Stock Exchange under the symbol “GAN”.

Our Business Model
     We execute our strategy through our two insurance company subsidiaries, as well as two non-risk bearing managing general agency subsidiaries and a claims adjustment company, as follows:
     General Agents: General Agents owns 100% of the stock of MGAI. General Agents does not write directly any new business, but participates in a pooling arrangement with MGAI, and assumes approximately 70% of the premiums, losses and expenses of the business pooled with MGAI. This company was the primary underwriter of our former commercial lines business.
     MGAI: MGAI is the company through which our nonstandard automobile business is underwritten and acts as a reinsurer on such business underwritten through an unaffiliated third party insurance company in Texas. MGAI assumes 100% of the premium underwritten by this third party insurance company. The Company markets its nonstandard automobile insurance products through over 2,200 independent retail agents in Arizona, Florida, Nevada and Texas and one general agency in California that markets through approximately 900 independent retail agents.
     MGA Agency, Inc. (“MGA Agency”): MGA Agency provides marketing and agency relationship management services for MGAI and for an unaffiliated insurer that provides fronting paper for MGAI in Texas. MGA Agency receives commissions and other administrative fees from MGAI and the unaffiliated insurance company based on the amount of gross premiums produced for each respective company. Additionally, MGA Agency receives various fees related to insurance transactions that vary according to state insurance laws and regulations.
     National Specialty Lines, Inc. (“NSL”): NSL provides marketing and agency relationship management for MGAI in Florida. NSL receives various fees related to insurance transactions.
     DLT Insurance Adjusters, Inc. (“DLT”): DLT provides claims adjusting, settlement and management of all Florida claims.
     The following table sets forth our gross premiums written by region for the periods indicated:

	Years ended December 31,
	2005	2004
	(Amounts in thousands)
Region:
Southeast	$73,152	39,367
South Central	16,866	2,503
Southwest	12,654	1,944
West	9,974	—
Other	—	12

Total	$112,646	43,826

     Geographically, we are focused on marketing our nonstandard personal automobile product in selected states in the southern region of the United States. We currently operate in Florida, Texas, Arizona, Nevada and California, and are entering South Carolina in 2006. Approximately $16.6 billion of nonstandard personal automobile insurance was written in these states in 2004 according to A.M. Best, representing approximately 45% of the entire U.S. nonstandard personal automobile market. We believe that our share of the total nonstandard market is less than 2% of the market in Florida and less than 1% in each of the states of Texas, Arizona, Nevada and California.

Our Industry
     Personal automobile insurance is the largest line of property and casualty insurance in the United States. In 2004, the personal automobile insurance market was estimated to be $160.5 billion in premium by A.M. Best. Personal automobile insurance covers the driver against financial loss for legal liability to others for bodily injury, property damage and medical costs for treating injured parties. Coverage also may provide indemnification for damage to an insured’s vehicle from theft, collision and other perils. Personal automobile insurance is comprised of preferred, standard and nonstandard risks. Nonstandard insurance is intended for drivers who typically seek the minimum statutory coverage limits required in the state in which they reside, or due to their driving record, age, vehicle type or payment history represent a higher than normal risk. As a result, customers that purchase nonstandard automobile insurance generally pay higher premiums for similar coverage than drivers who qualify for standard or preferred policies.
     The personal automobile insurance industry is cyclical, characterized by periods of price competition and excess capacity followed by periods of high premium rates and shortages of underwriting capacity. When underwriting standards for preferred and standard companies become more restrictive, more insureds seek nonstandard coverage and the size of the nonstandard market increases. While there is no established industry-recognized demarcation between nonstandard policies and all other personal automobile policies, we believe that nonstandard automobile risks or specialty automobile risks generally constitute approximately 23% of the overall personal automobile insurance market, with the exact percentage fluctuating according to competitive conditions in the market.
     We believe that a significant characteristic of the nonstandard personal automobile marketplace is the relatively high concentration of Hispanic drivers in this segment. Accordingly, it our view that companies that have the ability to effectively market to and service the Hispanic community have an advantage in penetrating this significant segment of the nonstandard personal automobile market.
Competition
     Nonstandard personal automobile insurance consumers typically purchase the statutory minimum limits of liability insurance required for registration of their vehicles. We believe that we compete effectively in this market on the basis of price, down payment options, payment plans, good relationships with agents and superior customer service. Because of the insurance purchasing habits of our customers, the rate of policy retention is lower than the retention rate of standard and preferred policies. Our success, therefore, depends in part on maintaining strong relationships with our agents and our ability to replace insureds who do not renew their policies. Approximately 50% of our customers keep their policies in force for the entire term of the policy and of that 50%, approximately 80% purchase a renewal policy from us. Since a majority of our customers purchase policies through one of our several payment plans, the primary reason that a policy lapses is due to non-payment of a premium installment.
     We compete with many national, regional and local providers of nonstandard automobile insurance products and services. We market our products primarily through independent agencies that also sell the insurance products of our competitors. Many competitors are national in scope, larger, and better capitalized than we are. Some competitors have broad distribution networks of employed agents. Smaller regional insurance companies and local agents also compete vigorously at the local level. We believe our regional focus on the nonstandard automobile market gives us a competitive advantage with our independent agents as we are able to build relationships and loyalty to our Company through our targeted marketing efforts. This, together with competitive prices, payment terms and an emphasis on superior customer service, allows us to compete with both national competitors and smaller regional companies.

Our Products
     Our principal products previously served certain nonstandard markets within the commercial lines and personal lines. On February 7, 2002, we announced our decision to discontinue writing new commercial lines insurance business due to continued adverse claims development and unprofitable results. Since the first quarter of 2002, nonstandard personal automobile has been the only line of insurance that we market.
Nonstandard Automobile Insurance
     GAINSCO’s nonstandard personal automobile products are primarily aligned with customers seeking to purchase basic coverage and limits of liability required by statutory requirements, or slightly higher. Our products include coverage for third party liability for bodily injury and physical damage, as well as collision and comprehensive coverage for theft, physical damage and other perils for an insured’s vehicle. Within this context, we offer our product to a wide range of customers who present varying degrees of potential risk to the company, and we strive to price our product to reflect this range of risk accordingly, in order to earn an underwriting profit. Simultaneously, when actuarially prudent, we attempt to position our product price to be competitive with other companies offering similar products to optimize our likelihood of securing our targeted customers. We offer flexible premium down payment, installment payment, late payment, and policy reinstatement plans that we believe help us secure new customers and retain existing customers, while generating an additional source of income from fees that we charge for those services. We generally write six month policies except in California, where our policies have a one year term            and in South Carolina beginning in 2006, where we offer both six month and one year policies.
Runoff Lines
     The commercial lines of insurance that we previously wrote included:
     Commercial Automobile. The commercial automobile coverage included risks associated with local haulers of specialized freight, tradespersons’ vehicles and trucking companies.
     Garage Liability. Our garage product line included garage liability, garage keepers’ legal liability and dealers’ open lot coverages. We targeted our coverage to used car dealers, recreational vehicle dealers, automobile repair shops and wrecker/towing services.
     General Liability. We underwrote general liability insurance for businesses such as car washes, janitorial services, small contractors, apartment buildings, rental dwellings and retail stores.
     Commercial Property. We underwrote commercial property coverages that included fire, extended coverage and vandalism on commercial establishments packaged with our liability product or on a monoline basis.
     Commercial Specialty Lines. We underwrote and managed programs in professional liability for lawyers, real estate agents, educators and other general professions, as well as directors and officers liability.
     Personal Umbrella. We wrote personal umbrella risks for insureds who did not have access to the preferred markets.
     Personal Property. We wrote nonstandard dwelling fire risks.

     The following table sets forth for nonstandard personal automobile and all of the remaining lines that are in runoff (“Runoff lines”) gross premiums written (before ceding any amounts to reinsurers) and percentage of gross premiums written for the periods indicated. Renewal of certain runoff lines policies was required by regulation in 2003 and 2004.

	Years ended December 31,
	2005		2004		2003
			(Dollar amounts in thousands)
Gross Premiums Written:
Nonstandard Personal Auto	112,646	100%	43,814	100%	32,803	95%
Runoff Lines	—	—	12	—	1,791	5

	112,646	100%	43,826	100%	34,594	100%

Policies in Force (End of Period)	97,907		32,466		21,937
Our Target Market
     We believe our Company is well positioned to increase our penetration in the nonstandard personal automobile market, including the large and growing Hispanic segment, in our targeted states. We are organized into four regions: the Southeast Region, based in Miami, markets to Florida and beginning in 2006 it will begin marketing to South Carolina; the South Central Region, based in Dallas, markets to Texas; the Southwest Region, based in Phoenix, markets to Arizona and Nevada; and the West Region, where we write insurance in California through a relationship with an independent managing general agency located in San Diego. From these locations the Company markets its nonstandard personal automobile products through over 2,200 independent retail agents in Arizona, Florida, Nevada and Texas and one general agency in California that markets through approximately 900 independent retail agents. These agents typically specialize in serving nonstandard personal automobile customers and the Hispanic segment. The Company expects to expand its number of appointed agents in future periods.
     We believe that a majority of our policyholders customers and potential customers are Hispanic. To meet the needs of this niche market and effectively compete against other nonstandard automobile carriers focused on this market segment, we have undertaken several marketing and distribution initiatives including (i) employing bilingual call center representatives — the great majority of GAINSCO’s call center representatives speak both English and Spanish, (ii) appointing agencies that serve the Hispanic marketplace to market our products, and (iii) improving our brand awareness.
Our Strategy
     The nature of the independent agency system is such that our agents represent a number of insurance companies with whom our Company must compete to secure customers. A key aspect to successfully acquiring end customers from these agents is the ability to provide: (i) competitively priced products with flexible payment options; (ii) high quality and efficient service; and, (iii) attractive agency compensation and marketing support plans. We try to optimize our approach to these three key competitive aspects of business while maintaining appropriate risk management, operating, and financial discipline.
Product Focused Strategy
     To price our products optimally, we utilize computer programs that run price comparisons between our Company and selected competitors, giving us the ability to identify potential opportunities to improve the positioning of our product prices. We monitor our loss ratios and, if we are not attaining desired results, we seek to adjust our pricing or curtail writing the products that we believe are negatively affecting our loss ratios. We believe our data processing systems differentiate our Company from some of our competitors by allowing us to target certain products where we believe we can achieve acceptable underwriting profits without assuming excessive underwriting risk. We typically modify our rates several times a year, subject to regulatory approval, to improve our loss ratio and to respond to competitive forces. We also attempt to focus our marketing efforts on products we believe will result in higher renewal and retention rates.

Service Focused Strategy
     From a service perspective, the Company attempts to provide our appointed agents the ability to quote, bind and order the issuance of a policy for new customers from within their offices quickly and efficiently. This enables the agent to immediately bind insurance for customers, thereby providing us with what we believe to be a competitive advantage. We employ an easy-to-use proprietary web-based interface system that is able to bridge information contained in the agent’s quoting system to our web-based quoting system. We offer a web-based platform that enables the agent to perform a wide range of policy support functions throughout the course of a policy term. We also utilize an interactive telephonic voice response system that handles thousands of calls a day. This system allows agents and insureds to perform payment and inquiry functions. Our two call centers handle approximately 2,500 calls a day and the great majority of our customer service staff speak both Spanish and English.
Distribution Focused Strategy
     We offer agency commission levels that are competitive with our primary competitors. We are also focused on supporting qualifying agencies with marketing support programs that are designed to grow the customer base of the agency itself in exchange for agreed upon premium commitments.
Insurance Operations
Operations Center
     In support of our field-based marketing efforts, in 2005 we created an Operations Center in our newly relocated corporate headquarters in Dallas, Texas. The Operations Center is designed to provide essential policy underwriting, issuance, billing, premium collection, customer inquiry, marketing and claims support services for the Company. In anticipation of potentially higher volumes of business, the Company has upgraded, and continues to upgrade, its information technology infrastructure and operating applications to provide the necessary efficiency, scope, scalability/capacity, and dependability in fulfilling these business functions.
     A key component of the Operations Center is its Customer Call unit. The great majority of its staff are bilingual customer service representatives who support the Texas, Arizona and Nevada markets in the Central, Mountain and Western time zones. A similar bilingual Call Center unit exists in Miami, Florida to support the Eastern Time Zone. The dual Call Center approach enables the Company to cover incoming calls twelve business hours a day; to accommodate the different dialects and backgrounds of customers in the Hispanic community; and to provide important mutual backup support in the event one or the other of the call centers is interrupted due to weather or is at reduced capacity for any other reason. A key goal of the Customer Call units is to provide outstanding customer service by attempting to respond to incoming calls within thirty seconds and fulfill the customer’s needs on that same call.
Underwriting
     We attempt to underwrite risk by selectively reviewing information pertaining to an applicant, including, as appropriate, state Motor Vehicle Reports (“MVR’s”), Comprehensive Loss Underwriting Exchange (“CLUE”) reports, and Household Driver Reports. State MVR’s provide certain information on the driving history of the applicant. The CLUE report provides information on claims that may have been submitted by the applicant to previous insurance carriers. The Household Driver Report provides information on whether additional drivers live in the household. Based on information obtained from these sources, the Company may decide to take one of several actions: decline to provide coverage for the customer, adjust the price of the policy, or require additional household drivers to be expressly included or excluded from coverage. We presently accomplish these evaluation processes within approximately two business days after binding the policy. We are in the process of enhancing our automated company-agency interface system so that the underwriting process can be completed in the agent’s office at the time of sale. This system will both benefit the agent by providing them with the policy’s price and terms before binding the policy, and will also eliminate the underwriting risk that would otherwise exist until the review process is completed. We expect this project to be implemented before the end of 2006.
     Currently over 90% of our new business submissions are uploaded to us via the Internet. Typically, an agent quotes a customer through a comparative rating software tool and if our price and terms are acceptable, uploads this information to us or bridges the information from the comparative rater to our website. There are some agents who do not utilize a comparative rater and who must access our product directly through our website quoting interface and then upload the business to our back-office systems. Finally, approximately 10% of our business comes to us via the mail utilizing a paper application that is scanned, indexed and then entered into our system.
Customer Service
     We believe that superior customer service gives us a competitive advantage in our markets. Since our product is sold through independent agents who typically represent five to ten other nonstandard automobile insurance companies, our service levels are constantly being compared to other companies. Independent agents measure service in two areas: speed and ease of use. Because our independent agents can bind a policy with us at point of sale, quickly get into contact with a customer service representative on the phone to service a client, and receive new business or endorsement declaration pages within three to four days of binding, we have an advantage in selling policies over competitors whose service performance is perceived to be inferior to ours.
     Because the great majority of our customer service representatives speak both Spanish and English, we are generally able to meet the needs of our customers and agents speaking their preferred language. Our dual call center capabilities allow us to handle high call volumes and address staffing challenges by simply routing calls from one call center to the other.
Claims Administration
     We are committed to maintaining a competent claims staff to control the cost of claims and detect fraud. We maintain field-based claims departments in each of our regions. Each claims group is headed by a senior claims manager and a staff of liability and physical damage claims adjusters. Each claims operation has a set of business practices it uses to attempt to adjust fairly and promptly while detecting and combating fraudulent and inflated claims. A claims servicing affiliate of the independent managing general agency in California operates with similar claims policies and procedures.
     We believe that specialization is a key component to success in administering claims. Our Southeast Region’s claims operations are organized in such a way as to take advantage of this specialization. We have separate Bodily Injury, Personal Injury Protection, Appraisal, Property Damage/Fasttrack and Special Investigative Unit (SIU) units, along with a separate claims customer service area to take first loss notices and handle claims inquiry calls. Our South Central and Southwest Regions will follow this organizational track once these regions grow to a level where claims volume warrants this specialization. We employ a national claims coordinator who audits regional claim departments. The coordinator also works to achieve savings and greater rates of return in the areas of storage fees, salvage, rental and appraisal fees.
     We monitor the average number of claims pending per adjuster to ensure that adjusters’ case loads are reasonable according to the skill level and claim type being handled by each staff member. We believe that keeping the average number of pending claims per adjuster to a moderate level allows each adjuster to manage his or her open files effectively. This typically allows for the closure of claims early in the life of the claim, reduces the possibility of disgruntled claimants exaggerating injuries or damages, and we believe it reduces the average payment per claim file. Also, with our separate claims customer service unit providing superior service early in the life of a claim, we strive to avoid or to significantly reduce the number of dissatisfied claimants that reach our adjusters.

     With respect to our efforts to detect fraud, we have a separate SIU in Florida that is staffed with one manager and four investigators, and we also have special investigations functions in the other states in which we operate. These units’ sole focus is to detect fraudulent claims and rigorously defend our position on these claims. Tools available to help detect fraud include outstanding claims indexing, utilization of examinations under oath, utilization of the National Insurance Crime Bureau services, and an overall knowledge of the environments where fraud is prevalent.
     Since announcing our exit from commercial insurance in February 2002, we have maintained a separate commercial claims unit dedicated to adjusting and settling the remaining claims from our previous commercial business. As of December 31, 2005, there were 149 commercial claims that remained open.
Product Development
     Over the course of time, our loss ratio will be impacted by the pricing and underwriting decisions we make, external claim frequency trends associated with changing driving patterns, the economy, external claim severity trends associated with changing medical, car repair, and other costs, litigation trends, regulatory changes, and other factors. We use our extensive data base and actuarial tools to regularly monitor our loss ratio by product line to keep it within acceptable limits. We attempt to modify our product rates several times a year to make any pricing adjustments that we determine are necessary. We offer six month insurance policies in all states except for California where the policy term is one year and South Carolina beginning in 2006, where we offer both six month and one year policies.. Additionally, the Company has the ability to selectively stop writing policies if loss ratios are not within acceptable limits.
Technology
     Technology plays an important role in our operating strategy and generating sustained profits over time. We plan to further develop our data gathering technology. We employ a comprehensive data gathering process to help detect and react to developing loss ratio and claims trends. We believe that providing our agents with a quick and efficient policy rate, quote and bind system is essential to improving our competitive position with our agents, especially in the nonstandard personal automobile line of business where policy limits are low, premiums are generally smaller and volume is essential to building a profitable book of business.
     Our core hardware platform consists of an IBM AS/400 I Series server and an EMC Storage Area Network (SAN). Both of these devices are designed for high-availability, scalability, and performance. The bulk of our applications run on this hardware.
     The long-term goal for our applications is to utilize a web browser application system, similar to our agent website. Browser-based applications allow us to provide information more quickly and efficiently to both our internal and external users. Similar to the hardware scalability, our applications are being developed to permit users to make changes to workflow, product business rules and rates without the involvement of our technical staff. This flexibility supports our speed-to-market strategy.
     We use a document imaging system for most of our policy and claims files. In 2006, this operation will relocate from Florida to the Operations Center in Dallas, Texas.
Reinsurance
     We generally purchase reinsurance in order to reduce our liability on individual risks and to protect against catastrophe claims. A reinsurance transaction takes place when an insurance company transfers, or “cedes,” to another insurer a portion or all of its exposure. The reinsurer assumes the exposure in return for a portion or the entire premium. The ceding of insurance does not legally discharge the insurer from its primary liability for the full amount of the policies, and the ceding company is required to pay the claim if the reinsurer fails to meet its obligations under the reinsurance agreement.

     Effective December 31, 2000, the Company entered into a reserve reinsurance cover agreement with a non-affiliated reinsurer. This agreement reinsures the Company’s ultimate net aggregate liability in excess of $32.5 million up to an aggregate limit of $89.7 million for net commercial automobile liability losses and loss adjustment expense incurred but unpaid as of December 31, 2000. At December 31, 2005, $462,000 was recorded in deferred reinsurance gains. In 2005, $647,000 was recorded in other income. Since its inception at December 31, 2000, $8.6 million has been recorded in other income, which represents the reserve development under the reserve reinsurance cover agreement. The deferred gain item will be recognized in income in future periods based upon the ratio of claims paid to the total of the layer ($57.2 million).
     For 2005, the Company maintained catastrophe reinsurance on its nonstandard personal automobile physical damage business for property claims of $1.5 million in excess of $500,000 for a single catastrophe and additionally, catastrophe property reinsurance for $1.5 million in excess of $750,000 in the aggregate. For 2006, the Company has catastrophe reinsurance on its nonstandard personal automobile physical damage business for property claims of $3.0 million in excess of $500,000 for a single catastrophe and additionally, aggregate catastrophe property reinsurance for $2.0 million in excess of $750,000 in the aggregate.
     The following table sets forth reinsurance balances receivable and ceded unpaid claims and claim adjustment expenses related to the Company’s top reinsurers as of December 31, 2005. These amounts relate principally to our runoff business:

As of December 31, 2005
(Amounts in thousands)
Hartford Fire Insurance Company	$7,844
GE Reinsurance Corporation	3,965
Folksamerica Reinsurance Company	3,458
Liberty Mutual Insurance Company	1,899
Dorinco Reinsurance Company	1,604
Lloyds Synd# 314 St. Paul Syndicate Mgmt	1,573
American Re Insurance Company	1,561
Lloyds Synd# 1900 Newmarket Underwriting Ltd.	1,235
Converium Reinsurance	1,032
Motors Insurance Corporation	858
PMA Capital Insurance Company	801
Republic Western Insurance Company	726
Ace Tempest Reinsurance Ltd.	499
Tokio Marine & Fire USB	192
All others *	575

Total	$27,822

*	- No individual reinsurer greater than $65,000.
Reserves
     During the year ended December 31, 2005, unpaid claim and claim adjustment expenses decreased primarily as a result of the settlement of claims in the normal course and favorable development in estimated ultimate liabilities for the runoff lines. As of December 31, 2005, the Company had $55.8 million in net unpaid claim and claim adjustment expenses (unpaid claim and claim adjustment expenses of $78.5 million less ceded unpaid claim and claim adjustment expenses of $22.7 million). This amount represents management’s best estimate of the Company’s claims exposure, as derived from the actuarial analysis, and was set equal to the selected reserve estimate as established by an independent actuary. The independent actuary identified the recent adverse development in the Company’s unpaid claim and claim adjustment expenses and the Company’s decision in 2002 to discontinue writing commercial lines as risk factors. In consideration of these risk factors, the independent actuary believes that there are significant risks and uncertainties that could result in material adverse deviation of the unpaid claim and claim adjustment expenses. Management has reviewed and discussed the results of the actuarial analysis with the actuary and believes the reserve estimate selected by the independent actuary to be the best estimate of reserves at this time.
     As of December 31, 2005, in respect of its runoff lines, the Company had $28.6 million in net unpaid claim and claim adjustment expenses. Historically, the Company experienced significant volatility in its reserve projections for its commercial lines. This volatility was primarily attributable to its commercial automobile and general liability product lines. The Company has been settling and reducing its remaining inventory of commercial claims. As of December 31, 2005, 149 runoff claims remained open, compared to 264 at December 31, 2004. The average commercial lines claim reserve was approximately $192,000 per claim and $169,000 per claim at December 31, 2005 and December 31, 2004, respectively.
     As of December 31, 2005, in respect of its nonstandard personal automobile line, the Company had $27.2 million in net unpaid claim and claim adjustment expenses. These claims generally are of shorter duration than the Company’s runoff lines claims. At December 31, 2005, the Company had open 3,183 nonstandard personal automobile claims, compared to 1,568 at December 31, 2004. The average nonstandard personal automobile claim reserve was approximately $8,500 per claim and $9,000 per claim at December 31, 2005 and December 31, 2004, respectively.
     Accidents generally result in insurance companies paying amounts to individuals or companies for the risks insured under the insurance policies written by them. Months and sometimes years may elapse between the occurrence of an accident, reporting of the accident to the insurer and payment of the claim. Insurers record a liability for estimates of claims that will be paid for accidents reported to them, which are referred to as “case reserves”. In addition, since accidents are not always reported promptly upon the occurrence and because the assessment of existing known claims may change over time with the development of new facts, circumstances and conditions, insurers estimate liabilities for such items, which are referred to as “IBNR” reserves (Incurred But Not Reported).
     We maintain reserves for the payment of claims and claim adjustment expenses for both case and IBNR under policies written by our insurance subsidiaries. These claims reserves are estimates, at a given point in time, of amounts that we expect to pay on incurred claims based on facts and circumstances then known. The amount of case claim reserves is primarily based upon a case-by-case evaluation of the type of claim involved, the circumstances surrounding the claim, and the policy provisions relating to the type of claim. The amount of IBNR claims reserves is determined on the basis of historical information and anticipated future conditions by lines of insurance and actuarial review. Reserves for claim adjustment expenses are intended to cover the ultimate costs of settling claims, including investigation of claims and defense of lawsuits resulting from such claims. Inflation is implicitly reflected in the reserving process through analysis of cost trends and review of historical reserve results.
     The process of establishing claims reserves is imprecise and reflects significant judgment. In many liability cases, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured claim and the settlement of the claim. The actual emergence of claims and claim adjustment expenses may vary, perhaps materially, from our estimates thereof, because (a) estimates of claims and claim adjustment expense liabilities are subject to large potential errors in estimation as the ultimate disposition of claims incurred prior to the financial statement date, whether reported or not, is subject to the outcome of events that have not yet occurred (e.g., jury decisions, court interpretations, legislative changes after coverage is written and reserves are initially established that broaden liability and policy definitions and increase the severity of claims obligations, subsequent damage to property, changes in the medical condition of claimants, public attitudes and social/economic conditions such as inflation), (b) estimates of losses do not make provision for extraordinary future emergence of new classes of losses or types of losses not sufficiently represented in our historical data base or not yet quantifiable at the time the estimate is made, and (c) estimates of future costs are subject to the inherent limitation on our ability to predict the aggregate course of future events.

     Ultimate liability may be greater or lower than current reserves. We monitor reserves using new information on reported claims and a variety of statistical techniques. We do not discount to present value that portion of our claim reserves expected to be paid in future periods. Beginning in the third quarter of 2002 and for each quarter thereafter, we set reserves equal to the selected reserve estimate as established by an independent actuarial firm. Prior to this time, reserves were set based upon actuarial analysis by an actuary who was an employee of the Company, and these reserves were reviewed annually by an independent actuarial firm.
     The following table sets forth the changes in unpaid claims and claim adjustment expenses, net of reinsurance cessions, as shown in the Company’s consolidated financial statements for the periods indicated:

	As of and for the years ended December 31,
	2005	2004	2003
	(Amounts in thousands)
Unpaid claims and claim adjustment expenses, beginning of period	95,545	120,633	143,271
Less: Ceded unpaid claims and claim adjustment expenses, beginning of period	37,063	44,064	46,802

Net unpaid claims and claim adjustment expenses, beginning of period	58,482	76,569	96,469

Net claims and claim adjustment expense incurred related to:
Current period	63,634	28,908	22,965
Prior periods	(5,886)	(1,900)	2,551

Total net claim and claim adjustment expenses incurred	57,748	27,008	25,516

Net claims and claim adjustment expenses paid related to:
Current period	39,345	17,594	13,381
Prior periods	21,054	27,501	32,035

Total net claim and claim adjustment expenses paid	60,399	45,095	45,416

Net unpaid claims and claim adjustment expenses, end of period	55,831	58,482	76,569
Plus: Ceded unpaid claims and claim adjustment expenses, end of period	22,672	37,063	44,064

Unpaid claims and claim adjustment expenses, end of period	78,503	95,545	120,633

     The decrease in the unpaid claims and claim adjustment expenses during 2005 was primarily the result of $4.6 million favorable development in the runoff lines and the settlement of claims in the normal course. The decrease in the unpaid claims and claim adjustment expenses during 2004 and 2003 was primarily attributable to our exiting commercial lines and the ongoing settlement of the remaining commercial lines claims. During 2004, favorable development from nonstandard personal automobile and commercial automobile was recorded and this accounted for the favorable development for the year. During 2003 the commercial general liability lines recorded unfavorable development of $7.6 million primarily in the 2000 and 2001 accident years, which was offset to some extent with favorable development recorded for the commercial automobile and nonstandard personal automobile lines of $5.4 million primarily in the 1999 and 2002 accident years. At December 31, 2005, we believed that the unpaid claims and claim adjustment expenses and the reinsurance agreements then in force were sufficient to support the future emergence of prior year claim and claim adjustment expenses in both our runoff lines and our nonstandard automobile line.
     The following table represents the development of GAAP balance sheet reserves for the years ended December 31, 1995 through 2005. The top line of the table shows the reserves for unpaid claims and claim adjustment expenses for the current and all prior years as recorded at the balance sheet date for each of the indicated years. The reserves represent the estimated amount of claims and claim adjustment expenses for claims arising in the current and all prior years that are unpaid at the balance sheet date, including claims that have been incurred but not yet reported to the Company.

     The second portion of the following table shows the net cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year. The third portion of the table shows the reestimated amount of the previously recorded net unpaid claims and claim adjustment expenses based on experience as of the end of each succeeding year, including net cumulative payments made since the end of the respective year. For example, the 2004 liability for net claims and claim adjustment expenses of $58,482,000 reestimated one year later (as of December 31, 2005) was $52,596,000 of which $21,054,000 has been paid, leaving a net reserve of $31,542,000 for claims and claim adjustment expenses in 2004 and prior years remaining unpaid as of December 31, 2005.
     “Net cumulative (deficiency) redundancy” represents the change in the estimate from the original balance sheet date to the date of the current estimate. For example, the 2004 net unpaid claims and claim adjustment expenses indicate a $5,886,000 net redundancy from December 31, 2004 to December 31, 2005 (one year later) whereas the 2001 net unpaid claims and claim adjustment expenses indicate a $10,128,000 net deficiency from December 31, 2001 to December 31, 2005 (four years later). Conditions and trends that have affected development of liability in the past may or may not necessarily occur in the future. Accordingly, it may or may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

	As of and for the years ended December 31,
	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005
	(Amounts in thousands)
Unpaid claims & claim adjustment expenses:
Gross	95,011	105,691	113,227	136,798	132,814	164,160	181,059	143,271	120,633	95,545	78,503
Ceded	24,650	26,713	29,524	35,030	37,299	37,703	65,571	46,802	44,064	37,063	22,672

Net	70,361	78,978	83,703	101,768	95,515	126,457	115,488	96,469	76,569	58,482	55,831

Net cumulative paid as of:
One year later	32,584	39,554	48,595	49,951	54,683	71,619	52,230	32,035	27,501	21,054
Two years later	56,605	70,185	82,950	80,158	90,403	109,820	74,238	53,434	40,274
Three years later	73,349	90,417	103,025	99,446	108,757	126,603	91,915	65,375
Four years later	82,667	101,273	114,196	107,654	115,966	140,915	101,411
Five years later	87,432	107,584	118,515	111,406	121,865	147,708
Six years later	90,114	110,301	120,204	115,225	125,402
Seven years later	91,740	110,944	122,900	116,455
Eight years later	92,055	113,251	123,868
Nine years later	92,290	114,032
Ten years later	92,970

Net unpaid claims and claim adjustment expenses reestimated as of:
One year later	75,703	87,095	110,421	102,141	114,876	156,963	121,383	99,020	74,671	52,596
Two years later	80,356	104,588	111,981	111,861	130,952	161,922	126,964	98,474	69,761
Three years later	88,867	105,386	121,024	119,524	133,738	165,706	128,930	93,690
Four years later	89,030	111,314	125,418	120,795	134,626	167,494	125,615
Five years later	91,641	114,483	126,161	122,901	136,041	163,758
Six years later	94,177	114,796	128,507	123,581	132,726
Seven years later	94,620	116,515	129,253	121,652
Eight years later	94,582	117,074	127,656
Nine years later	94,170	116,004
Ten years later	93,809

Net cumulative (Deficiency) Redundancy:
	(23,449)	(37,026)	(43,953)	(19,883)	(37,211)	(37,302)	(10,128)	2,779	6,808	5,886
     For the year ended December 31, 2005 the net cumulative redundancy reported was $5.9 million for 2004 and prior years and was primarily attributable to the runoff lines.
     The Company and the independent actuary complete a full actuarial analysis of unpaid claims and claim adjustment expenses on a quarterly basis for each of its coverage lines. Based upon this actuarial analysis and the new information that becomes available during the quarter, unpaid claims and claim adjustment expenses are reset each quarter.

     Net unpaid claims and claim adjustment expenses at December 31, 2005 were approximately $55.8 million, which the Company believes is adequate; they are set equal to the selected estimate determined by an independent actuarial firm. Of this amount, 93% is related to the Company’s three primary reserve coverage areas: commercial general liability ($17.0 million); commercial auto liability ($7.7 million); and nonstandard personal auto ($27.2 million). The remaining $3.9 million (7%) relates to eight smaller professional liability and miscellaneous commercial areas, which are in run off.
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
     The independent actuary has commented that in evaluating whether the selected reserves make a reasonable provision for unpaid claims and claims adjustment expenses, it is necessary to estimate future claims and claims adjustment expense payments and that actual future losses and loss adjustment expenses will not develop exactly as estimated and may, in fact, vary significantly from the estimates. With respect to the three primary insurance areas identified above, the independent actuary’s multiple actuarial test methods produced data points that are both higher and lower than selected amounts. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Subsidiaries, Principally Insurance Operations.” The independent actuary opined that there are still significant risks and uncertainties that could potentially result in material adverse deviation of the unpaid claims and claim adjustment expenses, and considered approximately $8.9 million net (15% of statutory surplus) to be material for this purpose.
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
     Management has reviewed and discussed the results of the actuarial analysis with the independent actuary, and believes the unpaid claims and claim adjustment expenses estimate selected by the independent actuary to be the best estimate for the Company for each period. With reference to its discontinued lines in particular, the Company believes the results of the independent actuary’s selections for the commercial general liability and commercial auto liability areas are consistent with a separate internal case-by-case pessimistic analysis of remaining indemnity claims. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Subsidiaries, Principally Insurance Operations.”

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
     The following table presents the insurance subsidiaries’ claims, expense and combined ratios on a GAAP basis:

	Years ended December 31,
	2005	2004	2003
Claims Ratio	67.3%	69.1%	74.2%
Expense Ratio	27.9	27.5	30.9

Combined Ratio	95.2%	96.6%	105.1%

     The holding company provides administrative and financial services for its wholly owned subsidiaries and only a portion of these expenses are allocated to the insurance companies. The allocation of the holding company’s expenses solely to its insurance companies would have an impact on their results of operations and would also affect the ratios presented.
     The decrease in the claims ratio for 2005 is primarily due to the favorable development in the runoff lines. The increase in the expense ratio for 2005 is primarily due to additional expenses incurred in the infrastructure expansion for increased premium production capability. The decrease in the claims ratio for 2004 is primarily related to favorable development in nonstandard personal auto and commercial auto. The decrease in the expense ratio for 2004 is primarily attributable to an increase in fee income from the agency operation, which offsets expenses.
Net Leverage Ratios:
     The following table shows, for the periods indicated, the SAP net leverage ratios for the insurance subsidiaries and their industry peer group – professional nonstandard auto writers. “SAP” means Statutory Accounting Principles.

	As of the years ended December 31,
	2005	2004	2003
Insurance subsidiaries	3.7:1	2.9:1	3.0:1	(1)

Industry Peer Group – Professional Nonstandard Personal Auto Writers (2)	Not available at time of report	2.8:1	2.8:1

(1)	After dividend of $4.2 million from SAP surplus to GAN in March 2004.

(2)	A.M. Best’s “Aggregates and Averages – 2005”
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

	As of the years ended December 31,
	2005	2004	2003
Insurance subsidiaries	1.9:1	1.0:1	0.9.1	(1)

Industry Peer Group – Professional Nonstandard Personal Auto Writers (2)	Not available at time of print	1.2:1	1.2:1

(1)	After dividend of $4.2 million from SAP surplus to GAN in March 2004.

(2)	A.M. Best’s “Aggregates and Averages – 2005”
     The net premiums written leverage ratio represents the ratio of SAP net retained writings in relation to SAP surplus. This ratio measures a company’s exposure to pricing errors on its current book of business.
Investment Portfolio Historical Results and Composition
     The following table sets forth, for the periods indicated, our investment results before income tax effects:

	As of and for the years ending December 31,
	2005	2004	2003
	(Dollar amounts in thousands)
Average investments (1)	109,948	102,627	109,529
Investment income	3,669	2,309	3,128
Return on average investments (2)	3.3%	2.2%	2.9%
Net realized gains	73	1,910	2,050
Net unrealized gains (loss) (3)	(316)	710	2,962

(1)	Average investments is the average of beginning and ending investments at amortized cost, computed on an annual basis.

(2)	Includes taxable and tax-exempt securities.

(3)	Includes net unrealized gains for total investments.
     The following table sets forth the composition of our investment portfolio.

	As of December 31,
	2005		2004		2003
	(Amounts in thousands)
	Amortized	Fair	Amortized	Fair	Amortized	Fair
Type of Investment	Cost	Value	Cost	Value	Cost	Value
Fixed Maturities:
Bonds available for sale:
U.S. Treasury	10,160	10,077	10,097	10,090	11,763	11,969
U.S. government agencies	10,871	10,819	22	23	37	38
Corporate bonds	35,629	35,448	8,363	9,079	25,841	28,596
Certificates of deposit	554	554	827	827	981	981

	57,214	56,898	19,309	20,019	38,622	41,584
Short-term investments	65,151	65,151	78,223	78,223	69,100	69,100

Total investments	122,365	122,049	97,532	98,242	107,722	110,684

     At December 31, 2005 the Standard & Poor’s ratings on our bonds available for sale were in the following categories: 48% AAA, 5% AA, 4% AA-, 12% A+, 11% A, 6% A-, 7% BBB+, 2% BB and 5% B. We do not currently hold any securities for which a fair value cannot be obtained by reference to public markets.

     The maturity distribution of our investments in fixed maturities is as follows:

	As of December 31,
	2005		2004		2003
	(Dollar amounts in thousands)
	Amortized		Amortized		Amortized
	Cost	Percent	Cost	Percent	Cost	Percent
Within 1 year	7,930	13.9%	10,912	56.5%	7,894	20.4%
Beyond 1 year but within 5 years	38,413	67.1	6,435	33.3	20,265	52.5
Beyond 5 years but within 10 years	—	—	1,940	10.1	10,426	27.0
Beyond 10 years but within 20 years	—	—	—	—	—	—
Mortgage-bucked securities	10,871	19.0	22	.1	37	.1

Total fixed maturities	57,214	100.0%	19,309	100.0%	38,622	100.0%

Average duration	1.8 yrs		1.7 yrs		3.0 yrs
     In 2005, we reduced the carrying value of a corporate bond resulting in a realized loss of approximately $95,000. This was due to a decline in the fair value that was judged to be other than temporary.
Investment Strategy
     From October 4, 1999 to January 21, 2005, our investment portfolios were managed by Goff Moore Strategic Partners, L.P. (“GMSP”) pursuant to investment management agreements with the respective companies. The investment policies were subject to the oversight and direction of the Investment Committees of the Boards of Directors of the respective companies. The respective Investment Committees consisted entirely of directors not affiliated with GMSP. In connection with our recapitalization in January 2005 (discussed below), we terminated the investment management agreements with GMSP. We currently manage our investment portfolios internally.
     The investment policies of the insurance subsidiaries, which are also subject to the respective insurance company legal investment laws of the states in which they are organized, are to maximize after-tax yield while maintaining safety of capital together with adequate liquidity for insurance operations. The insurance companies’ portfolios may also be invested in equity securities within limits prescribed by applicable laws that establish permissible investments.
Significant Corporate Transactions
Recapitalization
     On January 21, 2005 the Company consummated a recapitalization pursuant to agreements entered into on August 27, 2004 and approved by our shareholders on January 18, 2005. The agreements were with GMSP, then holder of our Series A and Series C Preferred Stock and approximately 5% of our outstanding common stock; Robert W. Stallings, the Chairman of the Board and then holder of our Series B Preferred Stock; and First Western Capital, LLC (“First Western”), owned by James R. Reis. The recapitalization substantially reduced, as well as extended, our existing Preferred Stock redemption obligations and resulted in cash proceeds to us of approximately $3.1 million (after approximately $2.2 million in transaction costs and approximately $3.4 million used to redeem the Series C Preferred Stock). The recapitalization was negotiated on our behalf by a Special Committee of the Board comprised of disinterested, independent directors (the “Special Committee”). The events leading up to, and the transactions constituting, the recapitalization are described further in Note (7) to the Company’s Consolidated Financial Statements which appear in Item 8 of this Report.

     In conjunction with the recapitalization, Mr. Stallings became executive Chairman of the Board of the Company, and Mr. Reis became Executive Vice President with responsibility for risk management. Mr. Stallings’ agreements entered into with us in 2001 were terminated, as was First Western’s consulting agreement with the Company. As an integral part of the recapitalization, we entered into new employment agreements with Messrs. Stallings and Reis and an amended employment agreement with Glenn W. Anderson, the Company’s President and Chief Executive Officer, which were approved by shareholders on January 18, 2005.
Rights Offering
     On August 23, 2005, the Company completed a rights offering in which each shareholder was provided the opportunity to purchase one share of common stock for each three shares owned. The rights offering raised approximately $14.6 million in net proceeds and resulted in the issuance of 4,928,763 shares of common stock (adjusted for the reverse stock split described below).
Reverse Stock Split
     On November 9, 2005, the shareholders of the Company approved a reverse stock split, pursuant to which each four shares of common stock, $0.10 par value, were combined into one share of common stock, $0.10 par value. Each fractional share otherwise issuable was rounded to a whole share. The reverse stock split became effective on November 21, 2005.
2006 Subordinated Debentures
     In January, 2006 a wholly-owned subsidiary, GAINSCO Capital Trust I, issued $25 million of 30-year capital securities. The capital securities require quarterly payments of interest at a floating interest rate equal to the 3-month LIBOR (London interbank offered rate for U.S. dollar deposits) plus a margin of 3.85%. The capital securities will mature on March 31, 2036 and are redeemable at the Company’s option beginning after March 31, 2011, in whole or in part, at the liquidation amount of $1,000 per capital security. Taken together, the Company’s obligations provide a full, irrevocable and unconditional guarantee of payments of distributions and other amounts due on the capital securities, subject to the subordination provisions of the agreements.
     The net proceeds of the offering were used by GAINSCO Capital Trust I to acquire subordinated debentures of the Company that have the same maturity and bear interest at the same rate as the capital securities. The Company acquired 100% of the common securities of GAINSCO Capital Trust I. The Company used the proceeds to (i) redeem its outstanding Series A Preferred Stock held by Goff Moore Strategic Partners, L.P. (“GMSP”), (ii) to provide $5 million of capital to its insurance companies and the balance will be used for general corporate purposes.
Net Operating Loss Carryforwards
     As a result of losses in prior years, as of December 31, 2005 we had net operating loss carryforwards for tax purposes aggregating $68.8 million. These net operating loss carryforwards of $20.5 million, $34.0 million, $13.7 million and $0.6 million, if not utilized, will expire in 2020, 2021, 2022 and 2023, respectively. As of December 31, 2005, the tax benefit of the net operating loss carryforwards is approximately $23.4 million, which is calculated by applying the Federal statutory income tax rate of 34% against the net operating loss carryforwards of $68.8 million. The valuation allowance included 100% of these tax benefits at December 31, 2005.
     In certain circumstances, Section 382 of the Internal Revenue Code may apply to materially limit the amount of our taxable income in a tax year that may be offset by our net operating losses carried forward from prior years (the “Section 382 Limitation”). The annual Section 382 Limitation generally is an amount equal to the value of the Company (immediately before an “ownership change”) multiplied by the long-term tax-exempt rate for the month in which the change occurs (e.g., 4.36% if the ownership change occurred in March 2006). This annual limitation would apply to all years to which the net operating losses can be carried forward.

     In general, the application of Section 382 is triggered by an increase of more than 50% in the ownership of all of our currently issued and outstanding stock (determined on the basis of value) by one or more “5% shareholders” during the applicable “testing period” (usually the three year period ending on the date on which a transaction is tested for an ownership change). The determination of whether an ownership change has occurred under Section 382 is made by aggregating the increases in percentage ownership for each 5% shareholder whose percentage ownership (by value) has increased during the testing period. For this purpose, all stock owned by persons who own less than 5% of our stock is generally treated as stock owned by a single 5% shareholder.
     In general, a 5% shareholder is any person who owns 5% or more of our stock (by value) at any time during the testing period. We make the determination of whether an ownership change has occurred as of each “testing date.” For this purpose, a testing date generally is triggered whenever there is an “owner shift” involving any change in the respective ownership of our stock and such change affects the percentage of stock owned (by value) by any person who is a 5% shareholder before or after such change. A testing date also may be triggered by our issuance of options in certain limited circumstances. Examples of owner shifts that may trigger testing dates include a purchase or disposition of our stock by a 5% shareholder, an issuance, redemption or recapitalization of our stock that affects the percentage of stock owned (by value) by a 5% shareholder, and certain corporate reorganizations that affect the percentage of stock owned (by value) by a 5% shareholder.
     We believe that our recent recapitalization transactions did not trigger a limitation on our ability to utilize our loss carryforwards for federal income tax purposes. The recapitalization transactions did, however, result in a substantial ownership shift. Future transactions in our capital stock by us or others could affect our ability to utilize the net operating loss carryforwards.
Rating
     A.M. Best is the principal rating agency of the insurance industry. An insurance company’s ability to effectively compete in the market place is in part dependent upon the rating determination of A.M. Best. A.M. Best provides ratings of insurance companies based on comprehensive quantitative and qualitative evaluations and expresses its rating as an opinion of an insurer’s ability to meet its obligations to policyholders. In October 2005, A.M. Best announced an increase in the pooled rating assignment of our insurance subsidiaries from “B” to “B” (Fair) with a stable outlook. A.M. Best’s assigns a “B” rating to companies that have, in the opinion of A.M. Best, a fair ability to meet their current obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions. A “B” rating is the seventh out of the 16 possible ratings.
Government Regulation
     Our insurance companies are subject to regulation and supervision by insurance departments of the jurisdiction in which they are domiciled or licensed to transact business. The nature and extent of such regulation and supervision varies from jurisdiction to jurisdiction. Generally, an insurance company is subject to a higher degree of regulation and supervision in its state of domicile. State insurance departments have broad administrative power relating to licensing insurers and agents, regulating premium charges and policy forms, establishing reserve requirements, prescribing statutory accounting methods and the form and content of statutory financial reports, and regulating the type and amount of investments permitted. Rate regulation varies from “file and use” to prior approval to mandated rates.
     Insurance departments are charged with the responsibility of ensuring that insurance companies maintain adequate capital and surplus and comply with a variety of operational standards. Insurance companies are generally required to file detailed annual and other reports with the insurance department of each jurisdiction in which they conduct business. Insurance departments are authorized to make periodic and other examinations of regulated insurers’ financial condition and operations to monitor financial stability of the insurers and to ensure adherence to statutory accounting principles and compliance with state insurance laws and regulations.

     Insurance holding company laws enacted in many jurisdictions grant to insurance authorities the power to regulate acquisitions of insurers and certain other transactions and to require periodic disclosure of certain information. These laws impose prior approval requirements for certain transactions between regulated insurers and their affiliates and generally regulate dividend and other distributions, including management fees, loans, and cash advances, between regulated insurers and their affiliates.
     Under state insolvency and guaranty laws, regulated insurers can be assessed or required to contribute to state guaranty funds to cover policyholder losses resulting from the insolvency of other insurers. Insurers are also required by many states, as a condition of doing business in the state, to provide coverage to certain risks which are not insurable in the voluntary market. These “assigned risk” plans generally specify the types of insurance and the level of coverage which must be offered to such involuntary risks, as well as the allowable premium. Many states also have involuntary market plans which hire a limited number of servicing carriers to provide insurance to involuntary risks. These plans, through assessments, pass underwriting and administrative expenses on to insurers that write voluntary coverages in those states.
     Insurance companies are generally required by insurance regulators to maintain sufficient surplus to support their writings. Although the ratio of writings to surplus that the regulators will allow is a function of a number of factors, including the type of business being written, the adequacy of the insurer’s reserves, the quality of the insurer’s assets and the identity of the regulator, the annual net premiums that an insurer may write are generally limited in relation to the insurer’s total policyholders’ surplus. Thus, the amount of an insurer’s surplus may, in certain cases, limit its ability to grow its business. The National Association of Insurance Commissioners (the “NAIC”) also has developed a risk-based capital (RBC) program to enable regulators to carry-out appropriate and timely regulatory actions relating to insurers that show signs of weak or deteriorating financial condition. The RBC program consists of a series of dynamic surplus-related formulas which contain a variety of factors that are applied to financial balances based on a degree of certain risks, such as asset, credit and underwriting risks.
     Many states have laws and regulations that limit an insurer’s ability to exit a market. For example, certain states limit an automobile insurer’s ability to cancel or non-renew policies. Furthermore, certain states prohibit an insurer from withdrawing one or more lines of business from the state, except pursuant to a plan that is approved by the state insurance department. The state insurance department may disapprove a plan that may lead to market disruption. Laws and regulations that limit cancellation or non-renewal of policies and that subject program withdrawals to prior approval requirements may restrict an insurer’s ability to exit unprofitable markets.
     Regulation of insurance constantly changes as real or perceived issues and developments arise. Some changes may be due to economic developments, such as changes in investment laws made to recognize new investment vehicles; other changes result from such general pressures as consumer resistance to price increases and concerns relating to insurer rating and underwriting practices and solvency. In recent years, legislation and voter initiatives have been introduced, and in some areas adopted, which deal with use of non-public consumer information, use of financial responsibility and credit information in underwriting, insurance rate development, rate determination and the ability of insurers to cancel or non-renew insurance policies, reflecting concerns about consumer privacy, coverage, availability, prices and alleged discriminatory pricing. In addition, from time to time, the U.S. Congress and certain federal agencies investigate the current condition of the insurance industry to determine whether federal regulation is necessary.
     In some states, the automobile insurance industry has been under pressure in past years from regulators, legislators or special interest groups to reduce, freeze, or set rates to or at a level that are not necessarily related to underlying costs, including initiatives to roll back automobile and other personal lines rates. This kind of activity has affected adversely, and in the future may affect adversely, the profitability and growth of the automobile insurance business in those jurisdictions, and may limit the ability to increase rates to compensate for increases in costs. Adverse legislative and regulatory activity limiting the ability to price automobile insurance adequately, or affecting the insurance operations adversely in other ways, may occur in the future. The impact of these regulatory changes on us cannot be predicted.

Employees
     As of December 31, 2005, we employed 299 persons, of whom 21 were officers, 274 were staff and administrative personnel, and 4 were part-time employees. We are not a party to any collective bargaining agreement.
ITEM 1A. RISK FACTORS
     Readers of this Annual Report on Form 10-K should consider the risk factors described in the following paragraphs in conjunction with the other information included herein. See also "Forward-Looking Statements” appearing in ITEM 7, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”
Failure to successfully resolve our remaining commercial lines claims could have an adverse affect on our results of operations.
     On February 7, 2002, we announced our decision to cease writing commercial insurance due to continued adverse claims development and unprofitable results. As a result, there are no commercial policies remaining in force at December 31, 2005. We continue to settle and reduce our inventory of commercial lines claims. At December 31, 2005, there were 149 claims associated with our runoff book outstanding, compared to 264 at December 31, 2004. Due to the long tail and litigious nature of these claims, we anticipate that it will take a substantial number of years to complete the adjustment and settlement process with regard to existing claims and the additional claims we expect to receive in the future from our past business writings. Most of the remaining claims are in litigation and our future results may be impacted negatively if we are unable to resolve the remaining claims and new anticipated claims within our established reserve level.
Our profitability is affected by the availability of reinsurance.
     Our insurance subsidiaries’ business depends on their ability to transfer or “cede” significant amounts of the risks they insure. Our insurance subsidiaries cede portions of the risks related to our nonstandard automobile insurance business through reinsurance arrangements with third parties. The amount, availability and cost of reinsurance are subject to prevailing market conditions that are beyond our control. These conditions will affect our level of business and profitability. Reinsurance makes the assuming reinsurer liable to the extent of the risks ceded. We will be subject to credit risks with respect to the reinsurers because ceding risks to reinsurers will not relieve our insurance subsidiaries’ ultimate liability to their insureds. The insolvency of any reinsurer or the inability of a reinsurer to make payments could have a material adverse effect on our business, our results of operations and our financial condition.
     We have also used reinsurance to dispose of certain of our discontinued and runoff businesses. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred, it does not relieve us of our liability to our policyholders. At December 31, 2005, we had approximately $27.8 million in reinsurance receivables, comprised primarily of reserves for future claim payments. Approximately 89% of these receivables were concentrated with 11 reinsurers, all of which were companies rated A- or better by A.M. Best. One company with a B+ rating owed approximately 3% of the reinsurance receivables, one company with a B- rating owed approximately 4% of the reinsurance receivables and one company with a C rating owed approximately 3% of the reinsurance receivables. The remaining 1% of the reinsurance receivables was owed by six companies, none of individually were greater than $65,000. The failure of reinsurers to pay amounts due to us on a timely basis or at all would adversely affect our results of operations.

Failure to implement our business strategy could adversely affect our operations.
     We only write nonstandard personal automobile insurance and currently have no plans to write any other lines of insurance. Our current plan is to grow that business strategically to establish a broader, more geographically diversified earnings base by expanding into markets to achieve growth with diversification of risk. We limited our business to Florida until the fourth quarter of 2003, when we began writing nonstandard personal automobile insurance policies in Texas. In 2004, we began writing nonstandard personal automobile insurance policies in Arizona and Nevada and in 2005 initiated a California program with an independent managing general agency. We are entering the South Carolina market in 2006.
     Our growth strategy necessarily entails increased operational risks and other challenges that are greater than and different from those to which we have previously been subject in writing nonstandard personal automobile insurance. These new risks and challenges include, but are not limited to, the following:
•	competitive conditions for our product have intensified recently, and further pressures on pricing are anticipated;

•	generally, new business initially produces higher loss ratios than more seasoned in-force business, and this factor is likely to be magnified to the extent that we enter multiple new states and market areas within a short period of time. Furthermore, it amplifies the importance of our ability to assess any new trends accurately and respond effectively;

•	pricing decisions in new states and markets, involving different claims environments, distribution sources and customer demographics, will be made without the same level of experience and data that is available in existing markets;

•	our expected growth will require additional personnel resources, including management and technical underwriting, claims and servicing personnel, relationships with agents and vendors with whom we have not previously done business, and additional dependence on operating systems and technology. We will face substantial challenges in maintaining adequate customer service and retaining business, particularly because of the additional complexity of operating in multiple states and time zones and managing the ongoing consolidation of some of our administrative and processing capabilities from Florida to Dallas, Texas; and

•	if we grow significantly or if adverse underwriting results occur, additional capital may be required, and such capital may not be available on favorable or acceptable terms. Our ability to maintain sufficient capital and perform successfully will be important factors in determinations of our A.M. Best rating, and that rating could have an adverse impact on our results of operations.
     Our ability to manage these risks and challenges will determine in large part whether our strategy for profitable growth can be implemented successfully. There is no assurance that we will be able to achieve the objectives of our growth strategy. Even if we successfully implement our business strategy, our concentration on nonstandard automobile insurance may make us more susceptible to unfavorable market conditions.
Our success depends on our ability to underwrite risks accurately and to charge adequate rates to policyholders.
     Our financial condition, cash flows and results of operations depend on our ability to underwrite and set rates accurately for the risks we underwrite. Rate adequacy is necessary to generate sufficient premium to offset losses, loss adjustment expenses and underwriting expenses and to earn a profit.

     Our ability to price accurately is subject to a number of risks and uncertainties, including, without limitation:
•	the availability of sufficient reliable data;

•	our ability to conduct a complete and accurate analysis of available data;

•	our ability to recognize changes in trends in a timely manner and to project both the severity and frequency of losses with reasonable accuracy;

•	uncertainties inherent in estimates and assumptions, generally;

•	our ability to project changes in certain operating expenses with reasonable certainty;

•	the development, selection and application of appropriate rating formulae or other pricing methodologies;

•	our ability to innovate with new pricing strategies and marketing initiatives, and the success of those innovations;

•	our ability to predict policyholder retention accurately;

•	unanticipated court decisions, legislation or regulatory action;

•	ongoing changes in our claim settlement practices;

•	changing driving patterns;

•	unexpected changes in the medical sector of the economy;

•	unanticipated changes in automobile repair costs, automobile parts prices and used car prices; and

•	timely approval of proposed rates by regulatory agencies.
     Such risks may result in our pricing being based on stale, inadequate or inaccurate data or inappropriate analyses, assumptions or methodologies, and may cause us to estimate incorrectly future changes in the frequency or severity of claims. As a result, we could underprice risks, which would negatively affect our margins, or we could overprice risks, which could reduce our volume and competitiveness. In either event, our operating results, financial condition and cash flows could be materially adversely affected.
Insurance agents’ improper use of authority may materially affect our business.
     As of December 31, 2005, we marketed our products and services through over 2,200 independent retail agents in Arizona, Florida, Nevada and Texas and one general agency in California that markets through approximately 900 independent retail agents. These agents have the ability to bind us with respect to insurance coverage issued on our behalf. Since the agents are independent, we have only limited ability to exercise control over these agents. In the event that an independent agent exceeds its authority by binding us on a risk that does not comply with our underwriting guidelines, we are at risk for that policy until we receive the application and effect a cancellation. Although we have not experienced a material loss from improper use of binding authority of our agents, improper use of such authority may result in losses that could have a material adverse effect on our business, results of operations or financial condition.

Our industry is highly competitive with cyclical periods of intense price competition, which could adversely affect our results of operations.
     The property and casualty insurance industry is highly competitive and, except for regulatory considerations, there are very few barriers to entry. In the nonstandard personal automobile market, we compete with large national insurance companies as well as a large number of regional and local insurance companies and managing general agents. We believe that competition in our lines of business is based on price, service, commission structure, product features, financial strength ratings, reputation and name or brand recognition. Our competitors sell through various distribution channels, including independent agents, captive agents, and directly to the consumer. We market our nonstandard personal automobile insurance through independent retail agencies. The agents typically represent numerous insurance companies, which compete with us. Some of our competitors offer a broader array of products, have more competitive pricing, or have higher claims paying ability ratings. Our competition includes entities which have, or are affiliated with entities that have, greater financial and other resources than our company, and they may be able to develop superior technology which would adversely affect our ability to attract or retain business.
     The property and casualty insurance industry has historically been characterized by cyclical periods of intense price competition due to excess underwriting capacity, as well as periods of shortages of underwriting capacity that allow for attractive premiums and attract additional competitors. The periods of intense price competition may adversely affect our operating results, and the overall cyclicality of the industry may cause fluctuations in our operating results and affect our ability to manage the business profitably.
We are subject to comprehensive regulation, and our results may be unfavorably impacted by these regulations.
     We are subject to comprehensive governmental regulation and supervision. Most insurance regulations are designed to protect the interests of policyholders rather than the shareholders and other investors of the insurance companies. These regulations, administered by the department of insurance in each state in which we do business, relate to, among other things:
•	establishing mandatory minimum policy limits and coverages,

•	approval of policy forms, rates and rating methodologies,

•	standards of solvency, including risk based capital measurements developed by the NAIC and used by state insurance regulators to identify inadequately capitalized insurance companies,

•	licensing of insurers and their agents,

•	restrictions on the nature, quality and concentration of investments,

•	restrictions on the ability of insurance company subsidiaries to pay dividends,

•	restrictions on transactions between the insurance company subsidiaries and their affiliates,

•	requiring certain methods of accounting,

•	periodic examinations of operations and finances,

•	prescribing the form and content of records of financial condition to be filed,

•	requiring reserves for unearned premium, losses and other purposes,

•	sales plans and practices and commission structures,

•	permitted advertising, and

•	market conduct.
     State insurance departments also conduct periodic examinations of the affairs of insurance companies and require filing of annual and other reports relating to the financial condition of insurance companies, holding company issues and other matters. Insurance regulations and regulators have an impact on a number of factors that could affect our ability to respond to changes in our competitive environment and which could have a material adverse effect on our operations. These factors include regulating our ability to exit a book of business or to exit a state in which we have been producing insurance, our ability to receive adequate premiums to achieve acceptable profitability levels, and the amount of statutory dividends from our subsidiaries which may be needed to pay expenses and dividends.
     Prior to conducting insurance business in any states other than those states in which we currently have authorization to operate, we or our insurance subsidiaries will need to obtain a certificate of authority to conduct insurance business in such states. We or our insurance subsidiaries may not be able to obtain a certificate of authority in additional states, and the failure to do so would limit our ability to expand geographically. In addition, any changes in laws and regulations, including the adoption of consumer initiatives, regarding rates charged for automobile or other insurance coverage, sales practices or commission structures, could materially adversely affect our business, results of operations and financial condition.
     The operation of our insurance subsidiaries is an integral part of our business strategy. The NAIC has adopted a system of assessing the financial condition and stability of insurance companies, known as “IRIS ratios”, and a system to test the adequacy of statutory capital, known as “risk-based capital”, each of which will apply to our insurance subsidiaries. The IRIS ratios consist of 11 ratios that are compiled annually from an insurance company’s statutory financial reports and then compared against the NAIC established “usual range” for each ratio. Our insurance subsidiaries may not be able to maintain the required statutory capital levels or stay within the acceptable ranges of the IRIS ratios.
     Failure to maintain risk-based capital at the required levels or IRIS ratios within the NAIC’s usual range could adversely affect our insurance subsidiaries’ ability to secure regulatory approvals as necessary or appropriate and would materially adversely affect their general business, ability to operate and overall financial condition.
     Our business depends on compliance with applicable laws and regulations and our ability to maintain valid licenses and approvals for our operations. Regulatory authorities may deny or revoke licenses for various reasons, including violations of regulations. Changes in the level of regulation of the insurance industry or changes in laws or regulations themselves or interpretations by regulatory authorities, could have a material adverse affect on our operations. State statutes limit the aggregate amount of dividends that our subsidiaries may pay us, thereby limiting our funds to pay expenses and dividends.

Litigation may adversely affect our financial condition, results of operations and cash flows.
     As a property and casualty insurance company, we are subject to various claims and litigation seeking damages and penalties, based upon, among other things, payments for claims we have denied and other monetary damages. Some litigation against us could take the form of class action complaints by consumers. As automobile insurance industry practices and regulatory, judicial and consumer conditions change, unexpected and unintended issues related to claims and coverage may emerge, such as, a growing trend of plaintiffs targeting automobile insurers in purported class action litigation relating to claim-handling practices and regulatory noncompliance. These issues can have a negative effect on our business by either extending coverage beyond our underwriting intent or the way we are permitted to price products, limiting the factors we may consider when we underwrite risks, or by requiring us to change our claims handling procedures or our practices for charging fees, or by increasing the size of claims or resulting in other monetary damages. The damages and penalties in these types of matters can be substantial. The relief requested by the plaintiffs varies but may include requests for compensatory, statutory and punitive damages.
     The Company and certain of our directors and executive officers are named as defendants in a putative class action proceeding pending in the United States District Court for the Northern District of Texas, Fort Worth Division. In the proceeding, which is a consolidation of two previously pending actions involving essentially the same facts and claims, the plaintiffs allege violations of the Federal securities laws in connection with alleged non-disclosures and deceptive disclosures in our press releases and filings with the Securities and Exchange Commission regarding our acquisition, operation and divestiture of our former Tri-State, Ltd. subsidiary, a South Dakota company selling nonstandard personal automobile insurance. The second amended complaint does not specify the amount of damages the plaintiffs seek.
     The Office of the New York Attorney General and other state attorneys general are investigating certain insurance industry practices. The New York Attorney General has filed a lawsuit against Marsh & McLennan Companies, Inc. and, in so doing, named various insurance companies who may have had involvement in the insurance industry practices in question. The investigations appear to center around practices by which other insurance companies paid contingent compensation to insurance brokers based on the volume or profitability of the insurance placed with the insurance company for their clients, allegedly in violation of the brokers’ duty to act in the best interest of their clients rather than their own undisclosed pecuniary interest. We were not named in this lawsuit; however, we may become involved at some point in the future. The expenses and other effects of our potential involvement in this litigation on our business, financial condition and results of operations cannot be predicted and may be material.
     Several of our competitors are named as defendants in a number of putative class action and other lawsuits challenging various aspects of their insurance business operations. These lawsuits include cases alleging damages as a result of the use of after-market parts; total loss evaluation methodology; the use of credit in underwriting and related requirements under the federal Fair Credit Reporting Act; the methods used for evaluating and paying certain bodily injury, personal injury protection and medical payment claims; and policy implementation and renewal procedures, among other matters. Litigation may be filed against us and/or our subsidiaries or disputes may arise in the future concerning these or other business practices. From time to time, we also may be involved in such litigation or other disputes alleging that our business practices violate the patent, trademark or other intellectual property rights of third parties. In addition, lawsuits have been filed, and other lawsuits may be filed in the future, against our competitors and other businesses, and although we are not a party to such litigation, the results of those cases may create additional risks for, and/or impose additional costs and/or limitations on, our subsidiaries’ business operations.
     Lawsuits against us often seek significant monetary damages. Moreover, as courts resolve individual or class action litigation in insurance or related fields, a new layer of court-imposed regulation could emerge, resulting in material increases in our costs of doing business. Such litigation is inherently unpredictable. Except to the extent we have established reserves with respect to particular lawsuits that are currently pending against us, we are unable to predict the effect, if any, that these pending or future lawsuits may have on the business, operations, profitability or financial condition.

     An adverse resolution of the litigation pending or threatened against us could have a material adverse effect on our financial condition, results of operations or cash flows.
The insurance and related businesses in which we operate may be subject to periodic negative publicity, which may negatively impact our financial condition.
     The nature of the market for our nonstandard automobile insurance and related products and services we provide is that we interface with and distribute our products and services ultimately to individual consumers. There may be a perception that these purchasers may be unsophisticated and in need of consumer protection. Accordingly, from time to time, consumer advocate groups or the media may focus attention on our products and services, thereby subjecting our industries to periodic negative publicity. We may also be negatively impacted if another company engages in practices resulting in increased public attention to our businesses. Negative publicity may result in increased regulation and legislative scrutiny of industry practices as well as increased litigation, which may further increase our costs of doing business and adversely affect our profitability by impeding our ability to market our products and services, requiring us to change our products or services or increasing the regulatory burdens under which we operate.
Because we are primarily a personal automobile insurer, our business may be adversely affected by conditions in that industry.
     Our results of operations may be adversely affected by competitive, regulatory or economic conditions that influence the automobile insurance industry in general. The profitability of companies operating in the nonstandard personal automobile insurance business lines is also affected by fluctuations in loss cost trends.
     Driving patterns, inflation in the cost of automobile repairs and medical care, and increasing litigation of liability claims are some of the more important factors that affect loss cost trends. We and other nonstandard automobile insurers are generally unable to increase premiums unless permitted by regulators, typically after the costs associated with the coverage have increased. Accordingly, profit margins generally decline in a period of increasing loss costs. We may be unable to continue our growth or we may need additional capital to execute our business plan if our margins decline during a business phase characterized by intense competition and declining premiums.
Catastrophic losses could have a material, adverse effect on our business.
     Catastrophic losses could occur either as a result of insurance claims or because of interruption in our ability to conduct business efficiently.
     Property and casualty insurance companies are subject to claims arising from natural and man-made catastrophes that may have a significant impact on their business, results of operations and financial condition. Catastrophic losses can be caused by a wide variety of events, including hurricanes, tropical storms, tornadoes, wind, hail, fires, riots, terrorism and explosions, and their incidence and severity are inherently unpredictable. The extent of losses from a catastrophe is a function of two factors: the total amount of an insurance company’s exposure in the area affected by the event and the severity of the event. Our policyholders are currently concentrated in geographic areas that are periodically subject to adverse weather and other conditions. Accordingly, the occurrence of a catastrophe in the states in which we operate or in which we may operate in the future could have a material adverse effect on our business, results of operations and financial condition.
     Separately, a catastrophic interruption of our technology systems could disrupt our operations or prevent us from providing acceptable customer service or managing other aspects of our business effectively.

Estimating reserves accurately is an inherently uncertain process, and if our loss reserves are not adequate, it will have an unfavorable impact on our results.
     We maintain loss reserves to cover estimated liabilities for unpaid losses and loss adjustment expenses for reported and unreported claims incurred as of the end of each accounting period. Reserves represent management’s best estimates of what the ultimate settlement and administration of claims will cost and are subject to uncertainties, including the following considerations:
•	estimates of loss and loss expense liabilities are subject to large potential errors of estimation as the ultimate disposition of claims incurred prior to the financial statement date, whether reported or not, is subject to the outcome of events that have not yet occurred, such as jury decisions, court interpretations, legislative changes, subsequent damage to property, changes in the medical condition of claimants, public attitudes and social and economic conditions such as inflation,

•	estimates of losses do not make provision for extraordinary future emergence of new classes of losses or types of losses not sufficiently represented in our historical data base or which are not yet quantifiable, and

•	estimates of future costs are subject to the inherent limitation on the ability to predict the aggregate course of future events.
     These estimates, which generally involve actuarial projections, are based on assessments of facts and circumstances then known, as well as estimates of future trends in claim severity, frequency, judicial theories of liability, and other factors. As a result, these reserves do not represent an exact calculation of liability. These variables are affected by both internal and external events, such as changes in claim handling procedures, inflation, judicial trends and legislative changes. Our independent actuary has indicated that there are significant risks and uncertainties that could result in material adverse deviation of our unpaid claim and claim adjustment expenses.
     Many of these items are not quantifiable in advance. Furthermore, our expansion into new markets and states may increase the risk that our reserves do not accurately reflect the ultimate losses that will occur in those markets and states. Additionally, there may be a significant reporting lag between the occurrence of an event and the time it is reported to us. The inherent uncertainties of estimating reserves are greater for certain types of liabilities, particularly those in which the various considerations affecting the type of claim are subject to change and in which long periods of time may elapse before a definitive determination of liability is made. Reserve estimates are continually refined in a regular and ongoing process as experience develops and further claims are reported and settled. Adjustments to reserves are reflected in the results of the periods in which such estimates are changed.
     Ultimate claim and claim adjustment expenses may vary from the established reserves. Furthermore, factors such as future inflation, claims settlement patterns, legislative activity and litigation trends, all of which are difficult to predict, may have a substantial impact on our loss experience. Because settling reserves is an inherently uncertain process, we cannot assure that the current reserves will prove adequate. If we conclude that estimates are incorrect and our reserves are inadequate, we will be obligated to increase our reserves. An increase in the reserves results in a reduction in or elimination of our net income for the period in which the deficiency in reserves is identified. Accordingly, an increase in reserves could have a material adverse effect on our results of operations, liquidity and financial condition.

A downgrade in our financial strength ratings may negatively affect our business.
     Financial strength ratings are an important factor in establishing the competitive position of insurance companies and may be expected to have an effect on an insurance company’s sales. An insurance company’s ability to effectively compete in the marketplace is in part dependent upon the rating determination of A.M. Best, the principal rating agency of the insurance industry. A.M. Best provides ratings of insurance companies based on comprehensive quantitative and qualitative evaluations and expresses its rating as an opinion of an insurer’s ability to meet its obligations to policyholders. Since October 2005, the A.M. Best rating of our insurance subsidiaries has been “B” (Fair) with a stable outlook. A.M. Best assigns “B” and “B-” ratings to companies that have, in the opinion of A.M. Best, a fair ability to meet their current obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions.
     If we do not successfully implement our business plan, if the risks we describe in this prospectus materially and adversely affect our results or our financial position or if our written premiums exceed levels deemed prudent by A.M. Best, we would face the risk of a downgrade by A.M. Best. A downgrade in our rating may cause our independent agents to limit or stop their marketing of our products and may limit that availability or adversely affect the terms of capital sources to us.
We may need to raise additional capital.
     We anticipate that we will need additional capital to continue expanding our business. There can be no assurance that we will be able to raise sufficient additional capital or to raise such capital on acceptable terms. If we are unable to obtain required capital on terms favorable to us, or at all, we may be forced to change our business plan and may be unable to respond to competitive pressures in our business. Even if we are able to raise additional capital through the issuance of equity or debt securities, those securities may have rights, preferences or privileges senior to the rights of existing investors. In addition, if we raise capital through senior credit facilities, we would experience risks typically associated with credit borrowings, such as risks of defaults that we are unable to cure, enforcement of any liens or other security interests we may grant and restrictions on our operations, including those that might be required to comply with any financial and non-financial covenants.
A change in immigration policies could adversely affect our growth.
     We believe that a majority of our current and potential customers are Hispanic, and a key element of our growth strategy involves our continued focus on marketing our nonstandard automobile insurance in this market niche. An important element to this strategy is our belief that a growing percentage of potential customers for personal nonstandard automobile insurance are Hispanic. In recent years, there have been a variety of legislative proposals to limit immigration to the United States. If one or more proposals were to be adopted and had the effect of curtailing such immigration, this would result in decline in growth of the Hispanic market, which may have an adverse effect on our abilities to achieve our growth strategies and our ability to expand our business in the markets in which we currently operate and may operate in the future.
The performance of our portfolio of fixed-income and equity securities may affect our profitability, capitalization and financial performance.
     We maintain an investment portfolio that currently consists primarily of fixed-income securities. The quality and yield of the portfolio may be affected by a number of factors, including the general economic and business environment, changes in the credit quality of the issuer of the fixed-income securities, changes in market conditions, changes in interest rates, or regulatory changes. These securities are issued by both domestic and foreign entities and are backed either by collateral or the credit of the underlying issuer. Factors such as an economic downturn or political change in the country of the issuer, a regulatory change pertaining to the issuer’s industry, a deterioration in the cash flows or the quality of assets of the issuer, or a change in the issuer’s marketplace may adversely affect our ability to collect principal and interest from the issuer.

     Both equity and fixed income securities have been impacted over the past several years, and may be impacted in the future, by large man-made and natural disasters and corporate events. Examples of such events would include the September 2001 terrorist attacks, hurricanes, corporate accounting scandals, mergers, and LBO transactions. Credit rating downgrades, defaults, and impairments may result in write-downs in the value of the fixed income securities held by the Company. As of December 31, 2005, we held $56.3 million of fixed income securities, $3.6 million of which were rated below BBB based on Standard & Poor’s credit ratings.
     The investments our insurance company subsidiaries hold are highly regulated by specific legislation in Oklahoma and Texas that governs the type, amount, and credit quality of allowable investments, and the fixed income securities in which we invest are evaluated by the NAIC’s Security Valuation Office (the “SVO”). Legislative changes or changes in the SVO’s evaluations could force us to adjust investment carrying values, with a resulting adverse effect on the level of our statutory capital.
     We may use derivative instruments that are hedging in nature in order to manage our interest rate and equity market risk. Although we take precautions to minimize our exposure, our profitability may be adversely affected if a counterparty to the derivative instrument defaults in its payment.
Our success depends on retaining our current key personnel and attracting additional personnel
     Our success will depend largely on the continuing efforts of our executive officers and senior management, especially those of Robert W. Stallings, our Chairman of the Board and Chief Strategic Officer, Glenn W. Anderson, our President, Chief Executive Officer and Director and James R. Reis, our Executive Vice President. Our business may be adversely affected if the services of these officers or any of our other key personnel become unavailable to us. We have entered into employment agreements with Messrs. Stallings, Anderson and Reis. Even with these employment agreements, there is a risk that these individuals will not continue to serve for any particular period of time.
     In addition, we have recently hired a number of key employees, each of whom has been with us for less than one year. In addition, we intend to endeavor to hire additional key employees and officers to support our business growth, our focus on the nonstandard personal automobile insurance business, our expansion into new geographic markets and the improvement and enhancement of our systems and technologies. To integrate into our company, these individuals must spend a significant amount of time learning our business model and management systems, in addition to performing their regular duties. If we fail to complete this integration in an efficient manner, our business and prospects will suffer.
     Hiring management personnel is very competitive in our industry due to the limited number of people available with the necessary skills, experience and understanding of our business procedures and the necessary leadership ability to guide us through the strategic development initiatives contemplated in the immediate years ahead. In November 2005, we adopted a new long-term focused system of performance-based equity compensation for key personnel. Pursuant to such plan, the Compensation Committee, all of whose members are independent, is authorized to offer performance-based incentive grants and potentially issue up to 10% of our outstanding common stock over time based on achievement of performance targets. Our inability to attract, train or retain the number of highly qualified personnel that our business needs may cause our business and prospects to suffer.
Certain of our executives and directors own a majority of our outstanding capital stock, and therefore exercise voting control over the Company.
     Our executive officers and directors, together with our largest shareholder, beneficially own a majority of our outstanding common stock (71.2% as of December 31, 2005), they potentially have the power to control the actions of the Company with respect to items requiring shareholder approval, including the election of directors, the adoption of amendments to our articles of incorporation and bylaws, and the approval of mergers or other significant corporate transactions. Their interests in approving such actions might not be aligned with the interests of other owners of our common stock.

We cannot be certain that the net operating loss tax carryforwards will continue to be available to offset our tax liability.
     As of December 31, 2005, we had net operating loss tax carryforwards for Federal income tax purposes, which we refer to as “NOLs,” of approximately $68.8 million. In order to utilize the NOLs, we must generate taxable income which can offset such carryforwards. The NOLs will expire if not used. The availability of NOLs to offset taxable income would be substantially reduced if we were to undergo an “ownership change” within the meaning of Section 382(g)(1) of the Internal Revenue Code. We will be treated as having had an “ownership change” if there is more than a 50% change in stock ownership during a three year “testing period” by “5% stockholders”.
     The NOLs will expire in various amounts, if not used, between 2020 and 2023. We cannot assure you that we would prevail if the IRS were to challenge the availability of the NOLs. If the IRS was successful in challenging our NOLs, all or some portion of the NOLs would not be available to offset our future consolidated income.
Our stock price may be volatile.
     The market price of our common stock has fluctuated significantly in the past and is likely to fluctuate significantly in the future. In addition, the securities markets have experienced significant price and volume fluctuations and the market prices of the securities of insurance companies, including nonstandard automobile insurance companies, have been especially volatile. Such fluctuations can result from, among other things:
•	quarterly variations in operating results;

•	changes in market valuations of other similar companies;

•	announcements by us or our competitors of new products, contracts, acquisitions, strategic partnerships or joint ventures;

•	additions or departures of key personnel;

•	significant sales of common stock or the perception that such sales could occur;

•	general economic trends and conditions;

•	deterioration in the trading market for our common stock; and

•	future issuances of stock or debt securities to fund our anticipated growth.
     In addition, the stock market has recently experienced extreme volatility that has often been unrelated to the performance of particular companies. These market fluctuations may cause our stock price to fall and could negatively affect an investment in the Company’s common stock regardless of our performance.
     In the past, companies that have experienced volatility in the market price of their stock, including us, have been the object of securities class action litigation. Securities class action litigation could result in substantial costs and a diversion of management’s attention and resources.

ITEM 2. PROPERTIES
     We lease space in the office building which houses our principal place of business, located at 3333 Lee Parkway, Suite 1200, Dallas, Texas 75219. The property is in good condition and consists of approximately 40,500 square feet. Our Southeast region leases office space in Miami, Florida of approximately 28,100 square feet and our Southwest region leases office space in Phoenix, Arizona of approximately 1,900 square feet both of which are in good condition. We have no material real estate properties which we own.
ITEM 3. LEGAL PROCEEDINGS
Securities Litigation
     The Company is named as a defendant in a proceeding pending in the United States District Court for the Northern District of Texas, Fort Worth Division, styled, “Earl Culp, on behalf of himself, and all others similarly situated, Plaintiff, v. GAINSCO, INC., Glenn W. Anderson, and Daniel J. Coots, Defendants,” Civil Action No. 4:04-CV-723-Y. Defendant Anderson is the Company’s President and Chief Executive Officer, and Defendant Coots is the Company’s Senior Vice President and Chief Financial Officer. In the proceeding, which was initially filed in federal district court in Florida and is a consolidation of two previously separately pending actions filed at approximately the same time and involving essentially the same facts and claims, the plaintiff alleges violations of the Federal securities laws in connection with the Company’s acquisition, operation and divestiture of its former Tri-State, Ltd. (“Tri-State”) subsidiary, a South Dakota company selling non-standard personal auto insurance.
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

     The Second Amended Complaint does not specify the amount of damages plaintiff seeks. Discovery in the case is underway. The Company believes that it has meritorious defenses to the claims asserted in plaintiff’s Second Amended Complaint and, although it cannot predict the outcome, intends to vigorously defend the action.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On November 9, 2005 the Company held its Annual Meeting of Shareholders. At the Annual Meeting action was taken on three items of business, as follows:
1.	The directors listed below were elected to serve for the ensuing year and until their successors are duly elected and qualified, with the following voting results:

Name of Director	Votes For	Votes Withheld
Glenn W. Anderson	81,959,253	359,072
Robert J. Boulware	82,264,150	54,175
John C. Goff	80,709,959	1,608,366
Joel C. Puckett	81,008,091	1,310,234
Sam Rosen	81,962,043	356,282
Robert W. Stallings	81,962,531	355,794
Harden H. Weidemann	82,263,350	54,975
John H. Williams	82,263,350	54,975
2.	Articles of Amendment to the Company’s Articles of Incorporation to effect a one-for-four reverse stock split were approved, with the following voting results:

Votes For	Votes Against	Abstentions	Broker Non-Votes
81,749,141	178,485	390,699	-0-
3.	The GAINSCO, INC. 2005 Long-Term Incentive Compensation Plan was approved, with the following voting results:

Votes For	Votes Against	Abstentions	Broker Non-Votes
65,219,255	4,969,334	73,172	12,056,564

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.
     On July 25, 2005, the common stock of the Company (“Common Stock”) was listed for trading on the American Stock Exchange with the symbol “GAN.” Prior to that date, the Common Stock was quoted on the OTC Bulletin Board with the symbol “GNAC.” The following table sets forth for the fiscal periods indicated the high and low closing sales prices per share of the Common Stock reported by the OTC Bulletin Board for the first quarter of 2003 through June 24, 2005 and reported by the American Stock Exchange thereafter. The prices reported reflect actual sales transactions (adjusted for the reverse stock split discussed herein).

	High	Low
2003 First Quarter	1.16	0.32
2003 Second Quarter	1.36	0.56
2003 Third Quarter	1.28	0.88
2003 Fourth Quarter	1.20	0.80

2004 First Quarter	3.60	0.84
2004 Second Quarter	3.68	2.56
2004 Third Quarter	4.00	1.96
2004 Fourth Quarter	6.00	4.04

2005 First Quarter	6.84	5.60
2005 Second Quarter	6.88	5.48
2005 Third Quarter	8.40	5.80
2005 Fourth Quarter	7.65	5.91

2006 First Quarter (through March 21, 2006)	9.46	7.35
     As of March 21, 2006, there were 305 shareholders of record of the Company’s Common Stock, including 88 banks and brokers for whom Depositary Trust Company or its designee is custodian and 217 other holders of record.
ITEM 6. SELECTED FINANCIAL DATA
     The following selected financial data is derived from our audited financial statements for the years ended December 31, 2005, 2004, 2003, 2002, and 2001. You should read selected financial data together with the more detailed information contained in the Financial Statements and associated Notes and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Years ended December 31,
	2005	2004	2003	2002	2001
	(Dollar amounts in thousands, except per share data)
Income Data:
Gross premiums written (1)	$112,646	43,826	34,594	44,223	117,183
Ceded premiums written	497	273	11	1,629	48,888

Net premiums written	112,149	43,553	34,583	42,594	68,295
Decrease (increase) in unearned premiums	(26,394)	(4,487)	(194)	17,673	432

Net premiums earned	85,755	39,066	34,389	60,267	68,727
Net investment income	3,669	2,309	3,128	4,315	8,091
Net realized gains	73	1,910	2,050	2,049	4,275
Agency revenues	9,476	4,272	2,885	2,520	2,819
Other income	614	1,320	1,877	4,327	649

Total revenues	99,587	48,877	44,329	73,478	84,561

Claims and claim adjustment expenses	57,748	27,008	25,516	56,414	87,426
Policy acquisition costs	12,647	5,389	5,044	9,001	12,453
Underwriting and operating expense	23,865	10,980	10,393	14,740	25,317
Goodwill impairment	—	—	—	2,860	18,447

Total expenses	94,260	43,377	40,953	83,015	143,643

Income (loss) before taxes and cumulative effect of change in accounting principle	$5,327	5,500	3,376	(9,537)	(59,082)
Income tax (benefit) expense	(3,545)	(9)	—	(776)	16,035

Income (loss) before cumulative effect of change in accounting principle	8,872	5,509	3,376	(8,761)	(75,117)
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	(490)

Net income (loss) (2)	$8,872	5,509	3,376	(8,761)	(75,607)

Net income (loss) available to common shareholders	$6,040	928	(389)	(12,089)	(77,936)

Earnings (loss) per common share, basic (3):
Earnings (loss) before cumulative effect of change in accounting principle	.33	.15	(.06)	(1.95)	(12.51)
Cumulative effect of change in accounting principle	—	—	—	—	(.08)

Net earnings (loss) per common share, basic	.33	.15	(.06)	(1.95)	(12.59)

Earnings (loss) per common share, diluted (3):
Earnings (loss) before cumulative effect of change in accounting principle	.33	.15	(.06)	(1.95)	(12.51)
Cumulative effect of change in accounting principle	—	—	—	—	(.08)

Net earnings (loss) per common share, diluted	.33	.15	(.06)	(1.95)	(12.59)

GAAP insurance ratios:
Claims ratio	67.3%	69.1%	74.2%	93.6%	127.2%
Expense ratio	27.9	27.5	30.9	32.3	45.8

Combined ratio	95.2%	96.6%	105.1%	125.9%	173.0%

	Years ended December 31,
	2005	2004	2003	2002	2001
	(Dollar amounts in thousands, except per share data)
Balance Sheet Data:
Investments	$122,049	98,242	110,684	114,974	180,678
Premiums receivable	$36,108	9,662	4,426	3,684	21,242
Reinsurance balances receivable	$5,150	8,438	16,061	31,623	62,303
Ceded unpaid claims and claim adjustment expense	$22,672	37,063	44,064	46,802	65,571
Ceded unearned premiums	$—	—	1	179	21,822
Deferred policy acquisition costs	$7,318	1,719	1,291	1,674	3,188
Goodwill	$609	609	609	609	3,469
Total assets	$212,214	163,935	185,700	214,389	379,218
Unpaid claims and claim adjustment expenses	$78,503	95,545	120,633	143,271	181,059
Unearned premiums	$39,476	13,082	8,596	8,580	47,974
Note payable	$500	—	—	3,700	10,800
Funds held under reinsurance agreements	$—	—	—	—	47,784
Total liabilities	$138,934	117,389	140,165	171,784	326,671
Redeemable preferred stock	$16,644	33,692	32,123	28,358	25,030
Shareholders’ equity	$56,636	12,854	13,413	14,247	27,516
Shareholders’ equity per share	$2.80	2.08	2.17	2.30	4.44
Shareholders’ equity assuming redemption of preferred stock (3)	$55,160	8,927	6,043	3,853	14,465
Shareholders’ equity per share, assuming redemption of preferred stock (3)	$2.73	1.44	.98	.62	2.34

(1)	Excludes premiums of $35,000 in 2003, $1,727,000 in 2002 and $16,627,000 in 2001 from the Company’s fronting arrangements for others, the commercial automobile plans of Arkansas, California, Louisiana, Mississippi, and Pennsylvania under which the Company was a servicing carrier and the reinsurance arrangement in Florida whereby MGA premiums were ceded to a non-affiliated reinsurer and assumed by General Agents.

(2)	Includes after tax net realized gains from securities transactions of $48,000, $1,261,000, $1,353,000, $1,352,000 and $2,822,000 for 2005, 2004, 2003, 2002 and 2001, respectively.

(3)	Based on 20,225,574 shares of Common Stock outstanding at the end of 2005 and 6,192,148 shares of Common Stock outstanding at the end of 2004, 2003, 2002 and 2001. Outstanding amounts reflect August 2005 rights offering and November 2005 reverse stock split. This assumes redemption occurring on all Series of Preferred Stock. See Note 7 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Business Operations
Overview
     In 2005 the Company recorded net income of $8,872,000 compared to net income of $5,509,000 in 2004. In 2005 a decrease in the deferred tax valuation allowance of $3,616,000 was recorded. Gross premiums written in 2005 were $112.6 million compared to $43.8 million in 2004. Operationally, the Company made substantial investments throughout the year to build a long term franchise in the nonstandard personal automobile insurance industry, including significant expenditures to expand the long term processing and servicing capacity of our new operating center in Dallas and marketing initiatives to accelerate the growth of our agency distribution network and customer base. While these investments enabled the Company to expand premiums written and operating capabilities in pursuit of its long term business expansion plan, these investments, along with the generally higher claims ratios associated with the new business diminished operating profits during 2005.
     In the first quarter of 2006, the Company sought to improve its capital structure with the issuance of $25 million of 30-year subordinated debentures which enabled the Company to redeem its outstanding Series A Preferred stock due in January, 2011. See “Capital Transactions – 2006 Subordinated Debentures.” The Company’s rapid growth, however, continues to place demands on the overall capital adequacy of the Company and, in support of expected future growth, the Company may seek to further increase the capital capacity of the insurance subsidiaries in future periods. We continue to caution that the financial and operational risks and uncertainties associated with our capital plan and the execution of our business plan, including those risks identified in “PART I. ITEM 1A. Risk Factors” of this document, are significant and could potentially alter our business plan in the future.
     In November, 2005 a one-for-four reverse split of the Company’s common stock, which was approved by shareholders, became effective. See “Capital Transactions – 2005 One-for-Four Reverse Split of Common Stock”.
     In August, 2005, GAINSCO, INC. (“the Company”) completed a rights offering which provided capital for additional premium growth. See “Capital Transactions – 2005 Rights Offering”.
     In July, 2005, the common stock the Company was listed for trading on the American Stock Exchange with the symbol “GAN.” Prior to that date, the Company’s common stock was quoted on the OTC Bulletin Board with the symbol “GNAC.”
     In January, 2005 the Company completed a recapitalization transaction that enabled it to pursue a long-term strategic growth plan. See “Capital Transactions – 2005 Recapitalization”.
     The sources of revenues for the Company in 2005 were premiums written on nonstandard personal auto risks, net investment income from the investment portfolio of the Company and fee income from the insurance agency operations.
     The Company recorded GAAP combined ratios of 95.2% in 2005, 96.6% in 2004 and 105.1% in 2003. The GAAP expense ratios, included in the GAAP combined ratios, were 27.9%, 27.5% and 30.9%, respectively. The expense and combined ratios do not include the expenses of the holding company.

Nonstandard Personal Auto Line
     The Company only writes nonstandard personal auto insurance and has no current plans to write any other lines of insurance. The Company’s current vision is to grow this business in target states to establish a broader and more geographically diversified earnings base. Significant growth at higher levels of operating leverage could enable the Company to materially increase its profitability, if it is able to achieve that growth with favorable profit margins, but is also has the potential to cause material and adverse effects on our financial condition and results if not profitably managed.
     During its recent transition period, the Company limited its growth by maintaining a ratio of net premiums written to surplus (“leverage”) of approximately 1 to 1, which is below the level at which some competitors operate. The capital restructuring transactions, along with key investments in operations, have permitted management to pursue a more aggressive, geographically diversified expansion plan.
     The Company limited its business to Florida until the fourth quarter of 2003, when it began writing policies in Texas. The Company began writing policies in Arizona and Nevada in 2004 and in California with an independent managing general agency in the first quarter of 2005. The Company markets its policies through over 2,200 independent retail agencies in Arizona, California, Florida, Nevada and Texas and one general agency in California that markets through approximately 900 independent retail agents. Significant growth was realized in each of these states in 2005 as a result of these expansion activities, which has increased the operating leverage, the claims ratio and overall risk profile of the Company.
     As the Company expands its infrastructure and builds its capabilities to carry out its growth strategy, it incurred expenditures in 2005 and expects to incur expenditures in 2006 in amounts greater than in previous periods. These expenditures include but are not limited to: hiring, relocation and incremental office space and wage and benefit costs, including costs for qualified additional personnel, furniture, fixtures, equipment, software and systems, additional marketing costs, such as agency compensation incentives, advertising and promotional expenses, including the Daytona Prototype Series racing team sponsorship; and non-cash expenses associated with the Company’s 2005 Long-Term Incentive Compensation Plan.
     The Company believes it is pursuing a strategy that has the potential to build a substantially larger, competitively distinctive and successful franchise in the nonstandard personal auto business over time and is endeavoring to manage its investments and risks to achieve this result. These risks and other challenges are greater than and different from those to which the Company has previously been subject in writing nonstandard personal auto insurance, however, and we continue to caution that such risks and uncertainties, and our financial results, could potentially alter our business plan in the future.
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
     The Company continues to settle and reduce its inventory of commercial lines claims. At December 31, 2005, there were 149 claims associated with the Company’s runoff book outstanding, compared to 264 as of December 31, 2004. Due to the long tail and litigious nature of these claims, the Company anticipates it will take a substantial number of years to complete the adjustment and settlement process with regard to existing claims and the additional claims it expects to receive in the future from its past business writings. Most of the remaining claims are in suit and the Company’s future results may or may not be impacted either negatively or positively based on its ability to settle the remaining claims and new anticipated claims within its established reserve level.

Results of Operations
     The discussion below primarily relates to the Company’s insurance operations, although the selected consolidated financial data appearing elsewhere is on a consolidated basis. The expense item “Underwriting and operating expenses” includes the operating expenses of the holding company, GAINSCO, INC. (“GAN”).
     Gross premiums written in 2005 increased 157% above 2004 which was 27% above 2003. The following table presents gross premiums written by region in thousands of dollars:

	For the years ending December 31,
	2005		2004		2003
Region:
Southeast	$73,152	65%	39,367	90%	32,686	94%
South Central	16,866	15	2,503	6	117	1
Southwest	12,654	11	1,944	4	—	—
West	9,974	9	—	—	—	—
Other	—	—	12	—	1,791	5

Total	$112,646	100%	43,826	100%	34,594	100%

     Each of the regions achieved significant premium growth in 2005. For 2005 the contribution to the premium increase by region is: Southeast 49%, South Central 21%, Southwest 15% and West 15%. Net premiums earned increased 120% in 2005 primarily as a result of the growth in gross premiums written. Beginning in the fourth quarter of 2005, policy fees are recorded as premiums and recognized over the period of the policy; previously they were recorded in Other income and recognized as written. This change was not considered material in 2005.
     Net investment income increased 59% in 2005 primarily due to the 24% increase in investments and the increase in Bonds available for sale, which provide higher returns than Short-term investments. At December 31, 2005 Bonds available for sale comprised 46% of Investments versus 20% at December 31, 2004. The increase in investments was due to funds received from the rights offering and positive cash flows from operations.
     The Company recorded net realized capital gains of $73,000, $1,910,000 and $2,050,000 in 2005, 2004 and 2003, respectively. Variability in the timing of net realized capital gains and losses should be expected.
     Agency revenues increased $5,204,000 in 2005 and $1,387,000 in 2004 as a direct result of the increase in writings. Beginning in the fourth quarter of 2005, policy fees were no longer recorded as Agency revenues, they were recorded as premiums and recognized over the period of the policy.
     Other income has decreased in 2005 and 2004 as a result of the continued runoff of the commercial auto claims under the reserve reinsurance cover agreement. This item is primarily comprised of recognition of the deferred reinsurance gain from the reserve reinsurance cover agreement. At December 31, 2005, $462,000 remained to be recognized in Other income in the future.
     Claims and claims adjustment expenses (“C & CAE”) increased $30,740,000 in 2005 and increased $1,492,000 in 2004. The C & CAE ratio was 67.3% in 2005 versus 69.1% in 2004 and 74.2% in 2003. The decrease in the ratio for 2005 was primarily due to favorable development in estimated ultimate liabilities of approximately $4,600,000 in the runoff lines comprised of a $5,300,000 reduction in commercial auto, an $800,000 reduction in general liability and a $1,500,000 increase in other miscellaneous lines. The decrease in the C & CAE ratio in 2004 was primarily related to favorable development in estimated ultimate liabilities from nonstandard personal auto and the runoff lines. The C & CAE ratio for nonstandard personal auto was 72.6%, 70.1% and 61.9% for 2005, 2004 and 2003, respectively. The increase in this ratio from 2004 to 2005 was primarily due to favorable development in estimated ultimate liabilities in 2004 which recurred at a lower level of magnitude in 2005 than in 2004 and to generally higher ratios on new business. The increase in this ratio from 2003 to 2004 was primarily due to favorable development in estimated ultimate liabilities in 2003 which recurred at a lower level of magnitude in 2004 than in 2003. With regard to environmental and product liability claims, the Company has an immaterial amount of exposure. The Company did not provide environmental impairment coverage and excluded pollution and asbestos related coverages in its policies. A portion of the Company’s remaining claims are related to construction defects. Inflation impacts the Company by causing higher claim settlements than may have originally been estimated. Inflation is implicitly reflected in the reserving process through analysis of cost trends and review of historical reserve results.

     Policy acquisition costs include commission expense, change in deferred policy acquisition costs, premium taxes and regulatory fees and assessments. The increase in 2005 is primarily due to the increase in premium writings. The ratio of Policy acquisition costs to Net premiums earned was 15%, 14% and 15% for 2005, 2004 and 2003, respectively. The increase in 2005 was primarily due to the Southeast region, which has lower policy acquisition costs than the other regions, becoming a smaller portion of the mix as our other regions continue to grow.
     Underwriting and operating expenses increased $12,885,000 in 2005 from 2004 and increased $587,000 in 2004 from 2003 primarily due to additional expenses incurred in the infrastructure expansion for increased premium production capability, specifically additional personnel. The increase in 2005 also includes non-cash compensation expense of approximately $1.5 million associated with the grant of restricted shares and restricted share units of Common Stock under the Company’s 2005 Long-Term Incentive Compensation Plan that was approved by shareholders in November, 2005. Underwriting and operating expenses as a percent of Net premiums earned and Other income were 25% for 2005 and 2004 and 27% for 2003.
     During the fourth quarter of 2005, the Company recorded a deferred tax benefit as a result of a reduction in the valuation allowance for Deferred Federal income taxes. Because of continued increasing levels of taxable operating income and continued positive expectations for the future, the Company considered it proper to reduce the valuation allowance.
Capital Transactions
Recapitalization
     On January 21, 2005 the Company consummated a recapitalization pursuant to agreements entered into on August 27, 2004 and approved by our shareholders on January 18, 2005. The agreements were with GMSP, then holder of our Series A and Series C Preferred Stock and approximately 5% of our outstanding Common Stock; Robert W. Stallings, the Chairman of the Board and then holder of our Series B Preferred Stock; and First Western Capital, LLC (“First Western”), owned by James R. Reis. The recapitalization substantially reduced, as well as extended, our existing Preferred Stock redemption obligations and resulted in cash proceeds to us of approximately $3.1 million (after approximately $2.2 million in transaction costs and approximately $3.4 million used to redeem the Series C Preferred Stock). The recapitalization was negotiated on our behalf by a Special Committee of the Board comprised of disinterested, independent directors (the “Special Committee”). The events leading up to, and the transactions constituting, the recapitalization are described further in Note (7) to the Company’s Consolidated Financial Statements which appear in Item 8 of this Report. ).
Rights Offering
     In August, 2005, the Company completed a rights offering which raised approximately $14.6 million in net proceeds. Approximately 97% of the maximum shares of Common Stock available through the rights offering were exercised. There was no over-subscription privilege in connection with this offering.
Reverse Split of Common Stock
     In November, 2005 a one-for-four reverse split of the Company’s Common Stock was approved by shareholders and became effective. Each four shares of the Company’s outstanding Common Stock, par value $0.10 per share were converted into one share of Common Stock, par value $0.10 per share.
     As a result of the recapitalization in January, 2005, the rights offering in August, 2005 and the one-for-four reverse split of Common Stock in November, 2005 the number of shares of Common Stock outstanding decreased from 21,169,736 as of December 31, 2004 to 20,225,574 shares as of December 31, 2005. GMSP now owns approximately 33% of the outstanding Common Stock, Mr. Stallings owns approximately 22% and Mr. Reis and First Western collectively own approximately 11%.

Preferred Stock in Relation to Capital Base
     At December 31, 2005, the capital base (total assets less total liabilities) of the Company was $73,280,000 and consisted of Shareholders’ Equity of $56,636,000 and Redeemable convertible preferred stock – Series A (“Preferred stock”), which is classified under SEC ASR 268 as mezzanine financing in the aggregate amount of $16,644,000. At December 31, 2005, there was $1,476,000 of unaccreted discount on Preferred stock that remained in Shareholders’ equity. At December 31, 2005, the per common share Shareholders’ equity was approximately $2.80, including unaccreted discount on Preferred stock of $0.07; less such unaccreted discount, the per common share Shareholders’ equity was approximately $2.73 per common share. The aggregate redemption value at December 31, 2005 of the Preferred Stock was $18,120,000 stated value.
2006 Subordinated Debentures
     In January, 2006 a wholly-owned subsidiary, GAINSCO Capital Trust I, issued $25 million of 30-year capital securities. The capital securities require quarterly payments of interest at a floating interest rate equal to the 3-month LIBOR (London interbank offered rate for U.S. dollar deposits) plus a margin of 3.85%. The capital securities will mature on March 31, 2036 and are redeemable at the Company’s option beginning after March 31, 2011, in whole or in part, at the liquidation amount of $1,000 per capital security. Taken together, the Company’s obligations provide a full, irrevocable and unconditional guarantee of payments of distributions and other amounts due on the capital securities, subject to the subordination provisions of the agreements.
     The net proceeds of the offering were used by GAINSCO Capital Trust I to acquire subordinated debentures of the Company that have the same maturity and bear interest at the same rate as the capital securities. The Company acquired 100% of the common securities of GAINSCO Capital Trust I. The Company used the proceeds to (i) redeem its outstanding Series A Preferred Stock held by GMSP, (ii) to provide $5 million of capital to its insurance companies and the balance will be used for general corporate purposes.
     The following table sets forth, as of December 31, 2005 our actual consolidated capitalization, and our pro forma consolidated capitalization reflecting the sale of the Subordinated debentures. This table includes the net proceeds of approximately $23.6 million, after deducting the offering discount, the Placement Agent’s fee and other estimated offering expenses.

	As December 31, 2005
		Unaudited
	Actual	Pro Forma
	(Amounts in thousands)
Note payable	$500	500
Subordinated debentures		25,000
Redeemable preferred stock (redemption value of $18,120)	16,644	— (1)

Common stock	2,022	2,022
Additional paid-in capital	132,844	132,844
Retained deficit	(77,487)	(78,963)
Accumulated other comprehensive income	(208)	(208)
Unearned compensation on restricted stock	(535)	(535)

Total shareholders’ equity	56,636	55,160

Total indebtedness, redeemable preferred stock and shareholders’ equity	$73,780	80,660

(1)	Reflects use of approximately $18.5 million of net proceeds to redeem the redeemable preferred stock.

Liquidity and Capital Resources
Parent Company
     GAN provides administrative and financial services for its wholly owned subsidiaries. GAN needs cash during 2006 primarily for administrative expenses and interest on the subordinated debentures and the note payable. The Company received approximately $3.1 million in net proceeds as a result of the 2005 recapitalization in January, 2005. The Company raised approximately $14.6 million in net proceeds as a result of it rights offering completed in August, 2005. The Company subsequently contributed $16 million from holding company cash and the proceeds of the rights offering to the surplus of General Agents. The primary source of cash to meet other obligations is statutorily permitted dividend payments from its insurance subsidiary, General Agents, an Oklahoma corporation. Statutes in Oklahoma restrict the payment of dividends by the insurance company to the available surplus funds. The maximum amount of cash dividends that General Agents may declare without regulatory approval in any 12-month period is the greater of net income for the 12-month period ended the previous December 31 or ten percent (10%) of policyholders’ surplus as of the previous December 31. For 2006, the maximum amount of cash dividends that General Agents may pay without regulatory approval is approximately $5,947,000. In addition, we entered into a credit arrangement with a commercial bank which can be used to provide for holding company funds. GAN believes the cash available from its credit facility and statutory dividend should be sufficient to meet its expected obligations for 2006.
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
     Currently, on a subjective basis, the Company expects to continue to produce increasing levels of taxable operating income, which provides some positive evidence for potential realization of the deferred tax asset. Positive evidence, such as continued recording of taxable operating income and continued positive expectations for the future could ultimately result in management concluding that it is more likely than not that a portion or all of the deferred tax assets will be realized. Management expects that in the future there will be enough additional positive evidence to conclude that it is more likely than not that a portion or all of the deferred tax assets will be realized. In the fourth quarter of 2005, the company reduced the valuation allowance $3,616,000 as a result of continued increasing levels of taxable operating income and continued positive expectations for the future. As of December 31, 2005, the deferred tax asset was $27,169,000 and the valuation allowance was $23,446,000 and includes 100% of the tax benefits discussed below as of December 31, 2005.
     As a result of losses in prior years, as of December 31, 2005 the Company has net operating loss carryforwards for tax purposes aggregating $68,750,000. These net operating loss carryforwards of $20,480,000, $33,950,000, $13,687,000 and $633,000, if not utilized, will expire in 2020, 2021, 2022 and 2023, respectively. The tax benefit of the net operating loss carryforwards is $23,375,000, which is calculated by applying the Federal statutory income tax rate of 34% against the net operating loss carryforwards of $68,750,000.

     In certain circumstances, Section 382 of the Internal Revenue Code may apply to materially limit the amount of the Company’s taxable income that may be offset in a tax year by the Company’s net operating losses carried forward from prior years (the “§ 382 Limitation”). The annual § 382 Limitation generally is an amount equal to the value of the Company (immediately before an “ownership change”) multiplied by the long-term tax-exempt rate for the month in which the change occurs (e.g., 4.36% if the ownership change occurred in March 2006). This annual limitation would apply to all years to which the net operating losses can be carried forward.
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
     The Company believes that the recapitalization transactions described elsewhere in this Report did not trigger a limitation on the Company’s ability to utilize its loss carryforwards for federal income tax purposes. The recapitalization transactions did, however, result in a substantial ownership shift. Future transactions in Common Stock by the Company or others could affect the Company’s ability to utilize the net operating loss carryforwards.
Credit Agreement
     On September 30, 2005, the Company entered into a credit agreement with a commercial bank providing for term loans of up to $10 million in the aggregate. Proceeds from the term loan advances may be used for working capital. The Company may request advances until September 30, 2007. Interest, payable monthly, will accrue on any outstanding principal balance at a floating rate equal to the 3 month London Interbank Offered Rate plus a margin (initially 2.50%) to be determined by the consolidated net worth of the Company and earnings before interest, taxes, depreciation and amortization for the preceding four calendar quarters. The outstanding principal balance will be payable in equal quarterly installments commencing on October 1, 2007 based on a 60-month amortization schedule, with the balance of the loan payable in full on or before September 30, 2010. The outstanding balance at December 31, 2005 was $500,000.
Subsidiaries, Principally Insurance Operations
     The primary sources of the insurance subsidiaries’ liquidity are funds generated from insurance premiums, net investment income and maturing investments. The short-term investments and cash are intended to provide adequate funds to pay claims without selling fixed maturity investments. At December 31, 2005, the insurance subsidiaries held short-term investments and cash that the insurance subsidiaries believe are at adequate liquidity for the payment of claims and other short-term commitments.

     With regard to liquidity, the average duration of the investment portfolio is approximately 1 year. The fair value of the fixed maturity portfolio at December 31, 2005 was $316,000 below amortized cost, before taxes. Unrealized losses were not material at December 31, 2005 (see Note 2 of Notes to Consolidated Financial Statements). Various insurance departments of states in which the Company operates require the deposit of funds to protect policyholders within those states. At December 31, 2005 and December 31, 2004, the balance on deposit for the benefit of such policyholders totaled $10,386,000 and $10,530,000, respectively.
     Net cash provided by operating activities was $13,807,000 for 2005 versus cash used for operating activities of $7,149,000 and $3,051,000 in 2004 and 2003, respectively. The increase of $20,956,000 in cash provided between 2005 and 2004 was primarily attributable to the growth in premium writings in 2005.
     Investments and Cash increased in 2005 primarily as a result of positive cash flows from operations and funds raised in the rights offering. At December 31, 2005, 97% of the Company’s investments were rated investment grade with an average duration of approximately 1 year, including approximately 53% that were held in short-term investments. The return on average investments was 3.3%, 2.2% and 2.9% in 2005, 2004 and 2003, respectively. The Company classifies its bond securities as available for sale. The net unrealized loss associated with the investment portfolio was $208,000 (net of tax effects) at December 31, 2005.
     Premiums receivable increased due to the increase in premium writings. This balance is comprised primarily of premiums due from insureds. Most of the policies are written with a down payment and monthly payment terms of up to four months on six month policies. The Company has recorded an allowance for doubtful accounts of $440,000, which it considers adequate.
     Reinsurance balances receivable decreased primarily as a result of a decrease in ceded unpaid C & CAE under the reserve reinsurance cover agreement as a result of settling commercial auto claims in the normal course. An allowance for doubtful accounts of $148,000 has been recorded regarding the collectibility of amounts due, which the Company considers adequate. Balances written off in previous years have been immaterial.
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
     Deferred policy acquisition costs increased primarily as a result of the increase in writings, since these costs vary with the level of premiums writings.
     Deferred Federal income taxes increased as a result of a reduction in the valuation allowance for Deferred Federal income taxes. This was the result of continued increasing levels of taxable operating income and continued positive expectations for the future. The Company considered it proper to reduce the valuation allowance.
     Unpaid C & CAE decreased primarily as a result of the settlement of claims in the normal course and favorable development in 2005 from the runoff lines. As of December 31, 2005, the Company had $55,831,000 in net unpaid C & CAE (Unpaid C & CAE of $78,503,000 less Ceded unpaid C & CAE of $22,672,000). This amount represents management’s best estimate, as derived from the actuarial analysis and was set equal to the selected reserve estimate as established by an independent actuary. The independent actuary identified the recent adverse development in the Company’s unpaid C & CAE and the Company’s decision in 2002 to discontinue writing commercial lines as risk factors. In consideration of these risk factors the independent actuary believes that there are significant risks and uncertainties that could result in material adverse deviation of the unpaid C & CAE. Management has reviewed and discussed the results of the actuarial analysis with the actuary and believes the reserve estimate selected by the independent actuary to be the best estimate of reserves at this time.

     As of December 31, 2005, in respect of its runoff lines, the Company had $28,653,000 in net unpaid C & CAE. Historically, the Company has experienced significant volatility in its reserve projections for its commercial lines. This volatility has been primarily attributable to its commercial automobile and general liability product lines. On February 7, 2002, the Company announced it had decided to discontinue writing commercial lines insurance due to continued adverse claims development and unprofitable results. The Company has been settling and reducing its remaining inventory of commercial claims. See “Business Operations - “Discontinuance of Commercial Lines”. As of December 31, 2005, 149 runoff claims remained versus 264 at December 31, 2004. The average commercial lines claim reserve was approximately $192,000 per claim and $169,000 per claim at December 31, 2005 and December 31, 2004, respectively.
     As of December 31, 2005, in respect of its nonstandard personal auto line, the Company had $27,178,000 in net unpaid C & CAE. These claims generally are of shorter duration than the Company’s runoff lines claims. At December 31, 2005, the Company had 3,183 nonstandard personal auto claims versus 1,568 at December 31, 2004. The average nonstandard personal auto claim reserve was approximately $8,500 per claim and $9,000 per claim at December 31, 2005 and December 31, 2004, respectively.
     Unearned premiums, Premiums payable and Commissions payable increased primarily as a result of the growth in premium writings, mentioned previously. In 2005 Unearned premiums include the unearned portion of policy fees. Premiums payable are due to a non-affiliated insurance company that the Company uses to write its Texas business. The Company assumes all the premiums, C & CAE, commissions and premium taxes on this book of business from the non-affiliated insurance company and they are paid a fee.
     Deferred Federal income taxes are comprised of the taxes on the unrealized gains of the bonds available for sale. The unrealized gains have been recorded net of taxes in “Accumulated other comprehensive income.”
     Redeemable preferred stock and Common Stock warrants decreased as a result of the 2005 Recapitalization.
     Additional paid-in capital increased primarily as a result of the 2005 Recapitalization, the 2005 Rights Offering and the 2005 One-for-Four Reverse Split of Common Stock, see “Capital Transactions” for detailed discussion. The restricted stock and the restricted stock units granted under the 2005 Long-Term Incentive Compensation Plan also contributed to the increase. Offsetting these items, to some extent, was the cancellation of the Treasury stock in December, 2005.
     Retained deficit decreased as a result of net income offset by dividends and accretion of discount on the Preferred stock.
     Unearned compensation on restricted stock was recorded on issuance of 100,000 shares (adjusted for the reverse stock split previously described) of restricted Common Stock to Mr. Anderson at fair value of $6.60 per share (adjusted for the reverse stock split previously described) in conjunction with the 2005 recapitalization. These shares will vest over 5 years at 20,000 shares (adjusted for the reverse stock split previously described) per year and the value will be amortized against income over the vesting period.
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

Contractual Obligations
     The following table summarizes the Company’s contractual obligations as of December 31, 2005:

	Payments due by period
		Less than			More than
	Total	1 year	2-3 years	4-5 years	5 years
	Amounts in thousands
Unpaid C & CAE	$78,503	$39,897	$23,205	$9,512	$5,889
Redeemable convertible preferred stock – Series A	18,120	18,120	—	—	—
Dividends on preferred stock	362	362	—	—	—
Operating leases	10,519	1,493	3,174	2,350	3,502
Employment agreements	1,119	340	680	99	—
Note payable	500	—	25	200	275

Total commitments	$109,123	$60,212	$27,084	$12,161	$9,666

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
     See Item 1, “Business – Unpaid Claims and Claim Adjustment Expenses” and Note 1(k) of Notes to Consolidated Financial Statements with respect to liabilities to policyholders in respect of insurance policies written by the Company.
     In May, 2005, the Company entered into an Office Lease (the “Lease”) with Crescent Real Estate Funding VIII, L.P., a Delaware limited partnership (“Crescent Funding”). The Lease (recorded in “Operating leases” in the table above) is for a term of ten years, and the Company has the option of terminating the Lease at the end of the fifth year of the term subject to payment of a penalty. Pursuant to the Lease, the Company is renting space in the office building located at 3333 Lee Parkway in Dallas, where the Company has moved its executive offices and relocated all of its operations previously located in Fort Worth, Texas and certain operations previously conducted in Miami, Florida. This step toward consolidation of operations is a component part of the Company’s long-term plan that was initiated in conjunction with the recapitalization of the Company. The lease commenced in September, 2005 upon completion of tenant improvements required by the Company for its reconfigured operations.
     The general partner of Crescent Funding is CRE Management VIII, L. P., a Delaware limited liability company, of which Crescent Real Estate Equities, Ltd., a Delaware corporation (“Crescent”), is the Manager. Crescent is also the owner of the building. Two of the directors of the Company, Robert W. Stallings (the executive Chairman of the Board of Directors) and John C. Goff, are members of the Board of Managers of Crescent. Mr. Goff is also the Chief Executive Officer and Vice Chairman of the Board of Managers of Crescent. The Lease was unanimously approved by the members of the Company’s Board of Directors other than Messrs. Stallings and Goff, who did not vote on the Lease, and the amendments were each approved by the Corporate Governance Committee.
     In February, 2006 the Company entered into a Sponsorship Agreement with Stallings Capital Group Consultants, Ltd. dba Blackhawk Motorsports (“Blackhawk”), continuing the Company’s role as the primary sponsor of a Daytona Prototype Series racing team through December 31, 2006. The Sponsorship Agreement provides that, in consideration of the payment by the Company of a sponsorship fee of $1 million, the Company will receive various benefits customary for sponsors of Daytona Prototype Series racing teams, including rights relating to signage on team equipment and access for customers and agents to certain race facilities.

     Blackhawk is owned and controlled by Robert W. Stallings, the Executive Chairman of the Company. The Company’s Board of Directors authorized the agreement at a meeting in February, 2006. In authorizing the agreement, the Board of Directors considered Mr. Stallings’ role and concluded that, under the circumstances, the Sponsorship Agreement is fair to, and in the best interests of, the Company. The Sponsorship Agreement contains provisions protecting the Company’s interests, including a termination provision that permits the Company unilaterally to terminate the agreement at any time and thereby cease making installment payments of the sponsorship fee.
Critical Accounting Policies
     The discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates under different assumptions or conditions.
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
Deferred Policy Acquisition Costs and Policy Acquisition Costs
      Deferred policy acquisition costs are principally commissions, premium taxes, marketing and underwriting expenses which are deferred. Policy acquisition costs are principally commissions and premium taxes and the change in deferred policy acquisition costs that are charged to operations over the period in which the related premiums are earned. The Company utilizes investment income when assessing recoverability of deferred policy acquisition costs. Recoverability is based upon assumptions as to claims ratios, investment income and maintenance expenses and would vary with changes in these estimates.
Goodwill
      Goodwill represents the excess of purchase price over fair value of net assets acquired. The goodwill recorded is related to the 1998 acquisition of the Lalande Group and reflects a value no more than the estimated fair valuation of combined agency and claims handling operations of this type in the nonstandard personal auto marketplace. Goodwill is subject to an impairment test based on its estimated fair value. Therefore, additional impairment losses could be recorded in future periods.
     In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“Statement 142”). Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment required annually, or earlier if certain indicators arise, in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company adopted the provisions of Statement 142 effective January 1, 2002, which resulted in the Company no longer amortizing goodwill.
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
     Currently, on a subjective basis, the Company expects to continue to produce increasing levels of taxable operating income, which provides some positive evidence for potential realization of the deferred tax asset. Positive evidence, such as continued recording of taxable operating income and continued positive expectations for the future could ultimately result in management concluding that it is more likely than not that a portion or all of the deferred tax assets will be realized. Management expects that in the future there will be enough additional positive evidence to conclude that it is more likely than not that a portion or all of the deferred tax assets will be realized. In the fourth quarter of 2005, the company reduced the valuation allowance $3,616,000 as a result of continued increasing levels of taxable operating income and continued positive expectations for the future. As of December 31, 2005, the deferred tax asset was $27,169,000 and the valuation allowance was $23,446,000.

Accounting Pronouncements
In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement 154, “Accounting Changes and Error Corrections” which changes the requirements for the accounting and reporting of a change in accounting principle. Statement 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. Statement 154 requires that changes in accounting principle be retrospectively applied. Under retrospective application, the new accounting principle is applied as of the beginning of the first period presented as if that principle had always been used. The cumulative effect of the change is reflected in the carrying value of assets and liabilities as of the first period presented and the offsetting adjustments would be recorded to opening retained earnings. Statement 154 replaces APB Opinion No. 20 and FASB Statement 3. Statement 154 is effective for the Company beginning in fiscal year 2006.
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
Forward-Looking Statements
     Some of the statements made in this Report are forward-looking statements. Forward-looking statements relate to future events or our future financial performance and may involve known or unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance, or achievements expressed or implied by such forward-looking statements.
     These forward-looking statements reflect our current views, but they are based on assumptions and are subject to risks, uncertainties, and other variables which you should consider in making an investment decision, including, in addition to the terms discussed under “Part I. Item 1A. Risk Factors”, of this document (a) operational risks and other challenges associated with rapid growth into new and unfamiliar markets and states, (b) adverse market conditions, including heightened competition, (c) our ability to adjust and settle the remaining claims associated with our exit from the commercial insurance business on terms consistent with our estimates and reserves, (d) uncertainties in the outcome of pending litigation and adverse trends in litigation and regulation, (e) inherent uncertainty arising from the use of estimates and assumptions in decisions about pricing and reserves, (f) the effects on claims levels resulting from natural disasters and other adverse weather conditions, (g) the availability of reinsurance and our ability to collect reinsurance recoverables, (h) the availability and cost of capital which may be required in order to implement our strategies, and (i) limitations on our ability to use net operating loss carryforwards.
     Forward-looking statements are relevant only as of the dates made, and we undertake no obligation to update any forward-looking statement to reflect new information, events or circumstances after the date on which the statement is made. All written or oral forward-looking statements that are made by or are attributable to us are expressly qualified in their entirety by this cautionary notice. Our actual results may differ significantly from the results we discuss in these forward-looking statements.
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
     Most of the Company’s investable assets are in the portfolios of the insurance company subsidiaries and come from premiums paid by policyholders. These funds are invested predominately in high quality fixed maturities with relatively short durations and short term investments. The fixed maturity portfolio had an average duration of 1.8 years at December 31, 2005. The fixed maturity portfolio is exposed to interest rate fluctuations; as interest rates rise, fair values decline and as interest rates fall, fair values rise. The changes in the fair value of the fixed maturity portfolio are presented as a component of shareholders’ equity in accumulated other comprehensive income, net of taxes.
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
     The table below summarizes the Company’s interest rate risk and shows the effect of a hypothetical change in interest rates as of December 31, 2005. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios (dollars in thousands):

			Estimated		Hypothetical
			Fair	Hypothetical	Percentage
	Estimated	Estimated	Value	Percentage	Increase
	Fair	Change in	After	Increase	(Decrease) in
	Value	Interest	Hypothetical	(Decrease)	Shareholders’ Equity
	At	Rates	Change	in	Assuming
	December 31,	(BP=	in Interest	Shareholders’	Redemption of
	2005	basis points)	Rates	Equity	Preferred Stock
U.S. Government, government agencies and certificates of deposit	$21,450	200 BP Decrease	$22,306	1.51	1.55
		100 BP Decrease	$21,878	.76	.78
		100 BP Increase	$21,023	(0.76)	(.78)
		200 BP Increase	$20,595	(1.51)	(1.55)

Corporate bonds	$35,448	200 BP Decrease	$36,644	2.11	2.17
		100 BP Decrease	$36,046	1.06	1.08
		100 BP Increase	$34,849	(1.06)	(1.08)
		200 BP Increase	$34,251	(2.11)	(2.17)

Short-term Investments	$65,151	200 BP Decrease	$65,421	0.48	0.49
		100 BP Decrease	$65,286	0.24	0.25
		100 BP Increase	$65,015	(0.24)	(0.25)
		200 BP Increase	$64,880	(0.48)	(0.49)

Total Investments	$122,049	200 BP Decrease	$124,371	4.10	4.21
		100 BP Decrease	$123,210	2.05	2.11
		100 BP Increase	$120,887	(2.05)	(2.11)
		200 BP Increase	$119,726	(4.10)	(4.21)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following Consolidated Financial Statements are on pages 56 through 95:
The following Consolidated Financial Statements Schedules are on pages 96 through 106:

Schedule		Page

	Report of Independent Registered Public Accounting Firm on Supplementary Information	96

I	Summary of Investments	97

II	Condensed Financial Information of the Registrant	98

III	Supplementary Insurance Information	104

IV	Reinsurance	105

VI	Supplemental Information	106
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
ITEM 9B. OTHER INFORMATION
     None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The information required by this Item 10 will be supplied by a Schedule 14A filing or an amendment to this Report, to be filed with the SEC no later than April 29, 2006.
ITEM 11. EXECUTIVE COMPENSATION
     The information required by this Item 11 will be supplied by a Schedule 14A filing or an amendment to this Report, to be filed with the SEC no later than April 29, 2006.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by this Item 12 will be supplied by a Schedule 14A filing or an amendment to this Report, to be filed with the SEC no later than April 29, 2006.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information required by this Item 13 will be supplied by a Schedule 14A filing or an amendment to this Report, to be filed with the SEC no later than April 29, 2006.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by this Item 14 will be supplied by a Schedule 14A filing or an amendment to this Report, to be filed with the SEC no later than April 29, 2006.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of the report:
1. The following financial statements filed under Part II, Item 8:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2005 and 2004
Consolidated Statements of Operations for the Years Ended December 31, 2005, 2004 and 2003
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the Years Ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements, December 31, 2005, 2004 and 2003
2. The following Consolidated Financial Statement Schedules are filed under Part II, Item 8:

Schedule	Description
I	Summary of Investments
II	Condensed Financial Information of the Registrant
III	Supplementary Insurance Information
IV	Reinsurance
VI	Supplemental Information
3. See the Exhibit Index beginning on page 57.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
GAINSCO, INC.
(Registrant)

/s/ Glenn W. Anderson By: Glenn W. Anderson, President
Date: March 30, 2006
     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Glenn W. Anderson and Daniel J. Coots, jointly and severally, his attorney-in-fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may do or cause to be done by virtue hereof.
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

Robert W. Stallings Robert W. Stallings	Chairman of the Board	March 30, 2006

Joel C. Puckett Joel C. Puckett	Vice Chairman of the Board	March 30, 2006

/s/ Glenn W. Anderson Glenn W. Anderson	President, Chief Executive Officer and Director	March 30, 2006

/s/ Daniel J. Coots Daniel J. Coots	Senior Vice President, Chief Financial Officer and	March 30, 2006
Chief Accounting Officer

Robert J. Boulware Robert J. Boulware	Director	March 30, 2006

John C. Goff John C. Goff	Director	March 30, 2006

Sam Rosen Sam Rosen	Director	March 30, 2006

Harden H. Wiedemann Harden H. Wiedemann	Director	March 30, 2006

John H. Williams John H. Williams	Director	March 30, 2006

REPORT OF MANAGEMENT
     The accompanying consolidated financial statements were prepared by the Company, which is responsible for their integrity and objectivity. The statements have been prepared in conformity with U.S generally accepted accounting principles and include some amounts that are based upon the Company’s best estimates and judgment. Financial information presented elsewhere in this report is consistent with the accompanying consolidated financial statements.
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
Date: March 31, 2006

/s/ Glenn W. Anderson Glenn W. Anderson
President and Chief Executive Officer

/s/ Daniel J. Coots Daniel J. Coots
Senior Vice President, Chief Financial Officer
and Chief Accounting Officer

Exhibit Index

Exhibit No.
3.1	Restated Articles of Incorporation of Registrant as filed with the Secretary of State of Texas on July 24, 1986 [Exhibit 3.1, filed in Registration Statement No. 33-7846 on Form S-1, effective November 6, 1986].

3.2	Articles of Amendment to the Articles of Incorporation as filed with the Secretary of State of Texas on June 10, 1988 [Exhibit 3.2, filed in Registration Statement No. 33-25226 on Form S-1, effective November 14, 1988].

3.3	Articles of Amendment to Articles of Incorporation as filed with the Secretary of State of Texas on August 13, 1993 [Exhibit 3.6, Form 10-K dated March 25, 1994].

3.4	Articles of Amendment to Articles of Incorporation as filed with the Secretary of State of Texas on November 10, 2005 [Exhibit 3.8, Form 8-K filed November 16, 2005].

3.5	Statement of Resolution Establishing and Designating Series A Convertible Preferred Stock of Registrant as filed with the Secretary of State of the State of Texas on October 1, 1999 [Exhibit 99.18, Form 8-K filed October 7, 1999].

3.6	Articles of Amendment to the Statement of Resolution Establishing and Designating the Series A Convertible Preferred Stock of Registrant as filed with the Secretary of State of Texas on January 21, 2005 [Exhibit 4.1, Form 8-K filed January 24, 2005].

3.7	Bylaws of Registrant as amended [Exhibit 3.8, Form 8-K filed August 15, 2005].

4.1	Form of Common Stock Certificate [Exhibit 4.6, Form 10-K filed March 28, 1997].

4.2	Agreement dated August 26, 1994 appointing Continental Stock Transfer & Trust Company transfer agent and registrar [Exhibit 10.28, Form 10-K dated March 30, 1995].

4.3	Series B Common Stock Purchase Warrant dated as of October 4, 1999 between Registrant and Goff Moore Strategic Partners, L.P. (“GMSP”) [Exhibit 99.20, Form 8-K filed October 7, 1999].

4.4	First Amendment to Series B Common Stock Purchase Warrant dated as of March 23, 2001 between Registrant and GMSP [Exhibit 99.22, Form 8-K/A filed March 30, 2001].

4.5	Securities Exchange Agreement dated as of August 27, 2004 between Registrant and GMSP [Exhibit 10.1, Form 8-K filed August 30, 2004].

4.6	Stock Investment Agreement dated as of August 27, 2004 between Registrant and Robert W. Stallings [Exhibit 10.2, Form 8-K filed August 30, 2004].

4.7	Stock Investment Agreement dated as of August 27, 2004 between Registrant and First Western Capital, LLC [Exhibit 10.3, Form 8-K filed August 30, 2004].

4.8	Letter agreement dated as of August 27, 2004 between Registrant and James R. Reis [Exhibit 10.4, Form 8-K filed August 30, 2004].

4.9	Agreement dated as of October 4, 2004 among Registrant, GMSP, Robert W. Stallings, First Western Capital, LLC, James R. Reis and Glenn W. Anderson [Exhibit 10.9, Form 8-K filed October 4, 2004].

4.10	Second Amendment to Series B Common Stock Purchase Warrant dated as of January 21, 2005 between Registrant and GMSP [Exhibit 10.10, Form 8-K filed January 24, 2005].

10.1*	1995 Stock Option Plan of the Registrant [Exhibit 10.31, Form 10-K filed March 28, 1996].

10.2*	1998 Long Term Incentive Plan of the Registrant [Exhibit 99.8, Form 10-Q filed August 11, 1998].

10.3*	GAINSCO, INC. 401(k) Plan and related Adoption Agreement [Exhibit 10.14, Form 10-Q filed November 14, 2003].

10.4*	GAINSCO, INC. 2005 Long-Term Incentive Compensation Plan [Exhibit 4.1, registration statement on Form S-8 filed on November 14, 2005].

10.5*	Form of Restricted Stock Incentive Agreement (incorporated by reference to Exhibit 4.2 to the registration statement on Form S-8 filed on November 14, 2005).

10.6*	Form of Restricted Stock Unit Incentive Agreement [Exhibit 4.3, registration statement on Form S-8 filed on November 14, 2005].

10.7*	Employment Agreement dated April 25, 1998 between Glenn W. Anderson and the Registrant [Exhibit 99.5, Form 10-Q/A filed June 16, 1998].

Exhibit No.
10.8*	Change of Control Agreement for Glenn W. Anderson [Exhibit 99.7, Form 10-Q/A filed June 16, 1998].

10.9*	Replacement Non-Qualified Stock Option Agreement dated July 24, 1998 between Glenn W. Anderson and the Registrant [Exhibit 99.9, Form 10-Q filed August 11, 1998].

10.10*	Waiver and First Amendment to Employment Agreement dated as of August 27, 2004 between Registrant and Glenn W. Anderson [Exhibit 10.7, Form 8-K filed August 30, 2004].

10.11*	Change in Control Agreement dated as of August 27, 2004 between Registrant and Glenn W. Anderson [Exhibit 10.8, Form 8-K filed August 30, 2004].

10.12*	Restricted Stock Agreement dated as of January 21, 2005 between Registrant and Glenn W. Anderson [Exhibit 10.11, Form 8-K filed January 24, 2005]

10.13*	Employment Agreement dated as of August 27, 2004 between Registrant and Robert W. Stallings [Exhibit 10.5, Form 8-K filed August 30, 2004].

10.14*	Employment Agreement dated as of August 27, 2004 between Registrant and James R. Reis [Exhibit 10.6, Form 8-K filed August 30, 2004].

10.15	Forms of Change of Control Agreements [Exhibit 10.4, Form 10-K filed March 29, 2002].

10.16	Representative Forms of Retention Incentive Agreement [Exhibit 10.30, Form 10-Q filed August 14, 2002].

10.17	Employment Agreement dated August 17, 1998 between Registrant and Michael S. Johnston [Exhibit 99.12, Form 8-K filed August 26, 1998].

10.18	Executive Severance Agreement dated as of May 8, 2003 among Michael Johnston, Registrant, National Specialty Lines, Inc., Lalande Financial Group, Inc., DLT Insurance Adjusters, Inc. and MGA Insurance Company, Inc. [Exhibit 10.33, Form 10-Q filed August 14, 2003].

10.19	Commercial Lease Agreement dated July 31, 2002 between JaGee Real Properties, L.P. and General Agents Insurance Company of America, Inc. [Exhibit 10.27, Form 10-Q filed August 14, 2002].

10.20	Office Lease dated August 19, 2002 between Crescent Real Estate Funding X, L.P. and GAINSCO, INC. [Exhibit 10.31, Form 8-K filed November 14, 2002].

10.21	Office Lease dated May 3, 2005 by and between Crescent Real Estate Funding VIII, L.P. and GAINSCO, INC. [Exhibit 10.37, Form 8-K filed May 9, 2005]).

10.22	First Amendment to Office Lease dated July 13, 2005 by and between Crescent Real Estate Funding VIII, L.P. and GAINSCO, INC. [Exhibit 10.38, Form 8-K filed July 19, 2005].

10.23	Second Amendment to Office Lease dated September 23, 2005 by and between Crescent Real Estate Funding VIII, L.P. and GAINSCO, INC. [Exhibit 10.39, Form 8-K filed September 29, 2005].

10.24	Acquisition Agreement dated August 12, 2002 among GAINSCO, INC., GAINSCO Service Corp., GAINSCO County Mutual Insurance Company, Berkeley Management Corporation and Liberty Mutual Insurance Company [Exhibit 10.26, Form 10-Q filed August 14, 2002].

10.25	Acquisition Agreement dated August 12, 2002 among GAINSCO, INC., GAINSCO Service Corp., Berkeley Management Corporation, Liberty Mutual Insurance Company, and GAINSCO County Mutual Insurance Company and Amendment to Acquisition Agreement dated December 2, 2002 among GAINSCO, INC., GAINSCO Service Corp., Berkeley Management Corporation, Liberty Mutual Insurance Company, and GAINSCO County Mutual Insurance Company [Exhibit 10.26, Form 10-Q filed August 14, 2002 and Exhibit 10.32, Form 8-K filed December 5, 2002].

10.26	Sponsorship Agreement dated February 7, 2005 by and between Stallings Capital Group Consultants, Ltd. and GAINSCO, INC. [Exhibit 10.24, Form 8-K filed February 11, 2005].

10.27*	Compensation of non-management directors for 2005 was described in a Form 8-K filed on May 17, 2005, and such description is incorporated herein by reference.

10.28	Credit Agreement between GAINSCO, INC. and The Frost National Bank dated September 30, 2005 [Exhibit 10.40, Form 8-K filed October 6, 2005].

Exhibit No.
10.29	Amended and Restated Trust Agreement among GAINSCO, INC. as Depositor, Wilmington Trust Company as Property Trustee, Wilmington Trust Company as Delaware Trustee, and Glenn W. Anderson, Daniel J. Coots and Richard M. Buxton as Administrators, dated as of January 13, 2006 [Exhibit 10.41, Form 8-K filed January 18, 2006].

10.30	Junior Subordinated Indenture between GAINSCO, INC. and Wilmington Trust Company, as Trustee, dated as of January 13, 2006 [Exhibit 10.42, Form 8-K filed January 18, 2006].

10.31	Guarantee Agreement between GAINSCO, INC. as Guarantor and Wilmington Trust Company as Guarantee Trustee, dated as of January 13, 2006 [Exhibit 10.43, Form 8-K filed January 18, 2006].

10.32	Sponsorship Agreement executed February 28, 2006, effective February 1, 2006, by and between Stallings Capital Group Consultants, Ltd. and GAINSCO, INC. [Exhibit 10.44, Form 8-K filed March 6, 2006].

11.1	Statement regarding Computation of Per Share Earnings (the required information is included in Note [1(m)] of Notes to Consolidated Financial Statements included in this Report and no separate statement is, or is required to be, filed as an exhibit).

14.1	Registrant’s Code of Ethics for Sarbanes-Oxley Section 406 Officers [Exhibit 14.1, Form 10-K filed March 30, 2004].

14.2	Registrant’s Code of Ethics for All Employees [Exhibit 14.2, Form 10-K filed March 30, 2004].

†21.1	Subsidiaries of Registrant.

†23.1	Consent of KPMG LLP

†31.1	Section 302 Certification of Chief Executive Officer (certification required pursuant to Rule 13a-14(a) and 15d-14(a)).

†31.2	Section 302 Certification of Chief Executive Officer (certification required pursuant to Rule 13a-14(a) and 15d-14(a)).

†32.1	Section 906 Certification of Chief Executive Officer (certification required pursuant to 18 U.S.C. 1350).

†32.2	Section 906 Certification of Chief Financial Officer (certification required pursuant to 18 U.S.C. 1350).

†	Filed herewith. Exhibits which are not marked “†” in the foregoing table have been previously filed with the Commission as an exhibit to the filing shown following the description of the applicable exhibit.

*	Indicates a management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
GAINSCO, INC.:
     We have audited the accompanying consolidated balance sheets of GAINSCO, INC. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GAINSCO, INC. and subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
     We have also previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of GAINSCO, INC. and subsidiaries as of December 31, 2003, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for the years ended December 31, 2002 and 2001 and we expressed unqualified opinions on those consolidated financial statements. Our opinion for the years ended December 31, 2003 and December 31, 2002 refer to a change in accounting, effective January 1, 2002, for the adoption of the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Our opinion for the years ended December 31, 2002 and December 31, 2001 refer to a change in accounting for residual interests in securitizations in 2001 as a result of the adoption of EITF 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.
     In our opinion, the information set forth in the selected financial data for each of the years in the five-year period ended December 31, 2005, appearing under Item 6 in the Company’s 2005 Form 10-K, is fairly presented, in all material respects, in relation to the consolidated financial statements from which it has been derived.
     As discussed in notes 1(p) and 8 to the consolidated financial statements, effective October 1, 2005, GAINSCO, INC. and subsidiaries adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

/s/ KPMG LLP
KPMG LLP

Dallas, Texas
March 31, 2006

GAINSCO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2005 and 2004
(Amounts in thousands, except share data)

	2005	2004
Assets
Investments (note 2):
Fixed maturities:
Bonds available for sale, at fair value (amortized cost: $56,660 – 2005, $18,482 – 2004)	$56,344	19,192
Certificates of deposit, at cost (which approximates fair value)	554	827
Short-term investments, at cost (which approximates fair value)	65,151	78,223

Total investments	122,049	98,242
Cash	8,111	3,853
Accrued investment income	1,211	250
Premiums receivable (net of allowance for doubtful accounts: $440 – 2005 and $95 – 2004)	36,108	9,662
Reinsurance balances receivable (net of allowance for doubtful accounts: $148 – 2005, $301 – 2004) (note 5)	5,150	8,438
Ceded unpaid claims and claim adjustment expenses (notes 1 and 5)	22,672	37,063
Deferred policy acquisition costs (note 1)	7,318	1,719
Property and equipment (net of accumulated depreciation and amortization: $3,793 – 2005, $3,365 – 2004) (note 1)	1,781	200
Current Federal income taxes (note 1)	—	9
Deferred Federal income taxes (net of valuation allowance: $23,446 – 2005, $28,918 – 2004) (notes 1 and 6)	3,723	—
Other assets	3,482	3,890
Goodwill (note 1)	609	609

Total assets	$212,214	163,935

(continued)

GAINSCO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2005 and 2004
(Amounts in thousands, except share data)

	2005	2004
Liabilities and Shareholders’ Equity
Liabilities:
Unpaid claims and claim adjustment expenses	$78,503	95,545
Unearned premiums (notes 1 and 5)	39,476	13,082
Premiums payable	5,134	693
Commissions payable	4,825	736
Accounts payable	4,630	4,033
Reinsurance balances payable (note 5)	1,579	341
Deferred reinsurance gains	462	1,109
Drafts payable	3,465	1,510
Note payable (note 4)	500	—
Current Federal income taxes (note 1)	9	—
Deferred Federal income taxes (note 1)	—	242
Other liabilities	351	98

Total liabilities	138,934	117,389

Redeemable convertible preferred stock – Series A ($1,000 stated value, 31,620 shares authorized, 18,120 shares issued at December 31, 2005, 31,620 shares issued at December 31, 2004, liquidation value of $18,120 at December 31, 2005 and $31,620 at December 31, 2004 (notes 7 and 12)	16,644	27,737
Redeemable convertible preferred stock – Series B ($1,000 stated value, 3,000 shares authorized, 3,000 shares issued at December 31, 2004), liquidation value of $3,000 at December 31, 2004 (note 7)	—	2,955
Redeemable preferred stock – Series C ($1,000 stated value, 3,000 shares authorized, 3,000 shares issued at December 31, 2004), at liquidation value (note 7)	—	3,000

	16,644	33,692

Shareholders’ Equity (notes 7, 8 and 12):
Common stock ($.10 par value, 62,500,000 shares authorized, 20,225,574 shares issued at December 31, 2005 and 250,000,000 shares authorized, 22,013,830 shares issued at December 31, 2004)	2,022	2,201
Common stock warrants	—	330
Additional paid-in capital	132,844	101,076
Retained deficit	(77,487)	(83,527)
Accumulated other comprehensive income (loss) (notes 2 and 3)	(208)	469
Unearned compensation on restricted stock	(535)	—
Treasury stock, at cost (844,094 shares at December 31, 2004) (note 1)	—	(7,695)

Total shareholders’ equity	56,636	12,854

Commitments and contingencies (notes 5, 8, 9 and 11)
Total liabilities and shareholders’ equity	$212,214	163,935

See accompanying notes to consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2005, 2004 and 2003
(Amounts in thousands, except per share data)

	2005	2004	2003
Revenues:
Net premiums earned (note 5)	$85,755	39,066	34,389
Net investment income (note 2)	3,669	2,309	3,128
Net realized gains (note 1)	73	1,910	2,050
Agency revenues	9,476	4,272	2,885
Other income	614	1,320	1,877

Total revenues	99,587	48,877	44,329

Expenses:
Claims and claims adjustment expenses (notes 1 and 5)	57,748	27,008	25,516
Policy acquisition costs (note 1)	12,647	5,389	5,044
Underwriting and operating expenses	23,865	10,980	10,393

Total expenses	94,260	43,377	40,953

Income before Federal income taxes	5,327	5,500	3,376

Federal income taxes (note 6):
Current expense (benefit)	71	(9)	—
Deferred benefit	(3,616)	—	—

Total taxes	(3,545)	(9)	—

Net income	$8,872	5,509	3,376

Net income (loss) available to common shareholders	$6,040	928	(389)

Income (loss) per common share (notes 1 and 7):
Basic	$.33	.15	(.06)

Diluted	$.33	.15	(.06)

See accompanying notes to consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)
Years ended December 31, 2005, 2004 and 2003
(Amounts in thousands, except per share data)

	2005	2004	2003
Common stock:
Balance at beginning of year	$2,201	2,201	2,201
Stock issued	5,965	—	—
Reverse stock split	(6,060)	—	—
Cancellation of treasury shares	(84)	—	—

Balance at end of year	$2,022	2,201	2,201

Common stock warrants:
Balance at beginning of year	$330	540	540
Series A warrants expired	—	(210)	—
Warrants exchanged	(180)	—	—
Series B warrants written down	(150)	—	—

Balance at end of year	$—	330	540

Additional paid-in capital:
Balance at beginning of year	$101,076	100,866	100,866
Warrants expired	—	210	—
Warrants exchanged	180	—	—
Warrants written down	150	—	—
Common stock issued	33,842	—	—
Common stock reverse split	6,060	—	—
Cancellation of treasury shares	(7,610)	—	—
Series A preferred stock discount	200	—	—
Restricted stock units granted	1,369	—	—
Costs associated with common stock issuance	(2,423)	—	—

Balance at end of year	$132,844	101,076	100,866

(continued)

GAINSCO, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)
Years ended December 31, 2005, 2004 and 2003
(Amounts in thousands, except per share data)

	2005		2004		2003
Retained (deficit) earnings:
Balance at beginning of year	$(83,527)		(84,455)		(84,067)
Net income for year	8,872	8,872	5,509	5,509	3,376	3,376
Redemption of series C preferred Stock	(416)		—		—
Series B preferred stock exchange	(282)		—		—
Accrued dividends – redeemable preferred stock (note 7)	(1,093)		(1,139)		(740)
Accretion of discount on redeemable preferred shares	(1,041)		(3,442)		(3,024)

Balance at end of year	$(77,487)		(83,257)		(84,455)

Accumulated other comprehensive income:
Balance at beginning of year	$469		1,955		2,401
Unrealized losses on securities, net of reclassification adjustment, net of tax (note 3)	(677)	(677)	(1,486)	(1,486)	(446)	(446)

Comprehensive income		8,195		4,023		2,930

Balance at end of year	$(208)		469		1,955

Unearned compensation on restricted stock
Balance at beginning of year	$—		—		—
Issuance of restricted common stock	(660)		—		—
Amortization of unearned compensation	125		—		—

Balance at end of year	(535)		—		—

Treasury stock:
Balance at beginning of year	(7,695)		(7,695)		(7,695)
Cancellation of treasury shares	7,695		—		—

Balance at end of year	—		(7,695)		(7,695)

Total shareholders’ equity end of year	56,636		12,854		13,413

     See accompanying notes to consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2005, 2004 and 2003
(Amounts in thousands, except share data)

	2005	2004	2003
Cash flows from operating activities:

Net income	$8,872	5,509	3,376
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Depreciation and amortization	258	139	270
Impairment of investments	95	—	—
Non-cash compensation expense	1,989	—	—
Realized gains (excluding impairments)	(168)	(1,910)	(2,050)
Gain on sale of building	—	—	(181)
Deferred Federal income tax benefit	(3,616)	—	—
Change in accrued investment income	(961)	373	91
Change in premiums receivable	(26,446)	(5,235)	(742)
Change in reinsurance balances receivable	3,288	7,622	15,562
Change in ceded unpaid claims and claim adjustment expenses	14,391	7,001	2,738
Change in ceded unearned premiums	—	—	178
Change in deferred policy acquisition costs	(5,599)	(1,090)	383
Change in other assets	408	1,798	3,958
Change in unpaid claims and claim adjustment expenses	(17,042)	(25,088)	(22,638)
Change in unearned premiums	26,394	4,487	16
Change in premiums payable	4,441	—	—
Change in commissions payable	4,089	(2,005)	(3,369)
Change in accounts payable	597	1,990	105
Change in reinsurance balances payable	1,238	109	232
Change in deferred reinsurance gains	(647)	(1,202)	(2,141)
Change in drafts payable	1,955	56	(178)
Change in other liabilities	253	306	283
Change in current Federal income taxes	18	(9)	1,056

Net cash provided by (used for) operating activities	$13,807	(7,149)	(3,051)

(continued)

GAINSCO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2005, 2004 and 2003
(Amounts in thousands, except share data)

	2005	2004	2003
Cash flows from investing activities:

Bonds available for sale:
Sold	$6,731	14,291	16,669
Matured	9,260	9,133	21,639
Purchased	(54,074)	(2,400)	(14,978)
Common stock purchased	—	—	(302)
Common stock sold	—	—	305
Certificates of deposit matured	648	600	459
Certificates of deposit purchased	(370)	(455)	(796)
Net change in short-term investments	13,072	(9,122)	(17,429)
Sale of other asset	—	107	—
Sale of building	—	—	610
Property and equipment purchased	(1,866)	(54)	(26)

Net cash (used for) provided by investing activities	(26,599)	12,100	6,151

Cash flows from financing activities:
Dividend payment on redeemable preferred stock	(1,093)	(3,011)	—
Redemption of preferred stock	(3,416)	—	—
Issuance of common stock	23,482	—	—
Costs associated with issuance of common stock	(2,423)	—	—
Draw (payments) on note payable	500	—	(3,700)

Net cash provided by (used for) financing activities	17,050	(3,011)	(3,700)

Net increase (decrease) in cash	4,258	1,940	(600)
Cash at beginning of year	3,853	1,913	2,513

Cash at end of year	$8,111	3,853	1,913

Supplemental disclosures of non-cash financing activities:
     Additional common stock was issued upon the conversion of 13,500 shares of the Series A preferred Stock (note 3)
See accompanying notes to consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(1)	Background and summary of Accounting Policies
(a)	The accompanying consolidated financial statements include the accounts of GAINSCO, INC. (“GAN”) and its wholly-owned subsidiaries (collectively, the “Company”), General Agents Insurance Company of America, Inc. (“General Agents”), General Agents Premium Finance Company (“GAPFCO”), Agents Processing Systems, Inc. (“APS”), Risk Retention Administrators, Inc., GAINSCO Service Corp. (“GSC”), Lalande Financial Group, Inc. (“Lalande”), National Specialty Lines, Inc. (“NSL”) and DLT Insurance Adjusters, Inc. (“DLT”) (Lalande, NSL and DLT collectively, the “Lalande Group”). General Agents has one wholly owned subsidiary, MGA Insurance Company, Inc. (“MGA”) which, in turn, owns 100% of MGA Agency, Inc. GSC has one wholly owned subsidiary, MGA Premium Finance Company (“MGAPF”). In December, 2005, GAFPCO and APS were liquidated and their corresponding assets were transferred to GAN. MGAPF was also liquidated with its assets transferred to GSC. All significant intercompany accounts have been eliminated in consolidation.

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

(b)	Nature of Operations

The Company’s nonstandard personal automobile products are primarily aligned with customers seeking to purchase basic coverage and limits of liability required by statutory requirements, or slightly higher. Our products include coverage for third party liability, for bodily injury and physical damage, as well as collision and comprehensive coverage for theft, physical damage and other perils for an insured’s vehicle. Within this context, we offer our product to a wide range of customers who present varying degrees of potential risk to the company, and we strive to price our product to reflect this range of risk accordingly, in order to earn an underwriting profit. Simultaneously, when actuarially prudent, we attempt to position our product price to be competitive with other companies offering similar products to optimize our likelihood of securing our targeted customers. We offer flexible premium down payment, installment payment, late payment, and policy reinstatement plans that we believe help us secure new customers and retain existing customers, while generating an additional source of income from fees that we charge for those services. We write six month policies with the exception of California, where our policies have a one year term.

GAN needs cash during the next twelve months primarily for: (1) interest on the note payable and the subordinated debentures issued in January, 2006, (2) administrative expenses, and (3) investments. The primary source of cash to meet these obligations are statutory permitted dividends from its insurance subsidiary, General Agents and cash held by GAN.

GAINSCO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(c)	Investments

Bonds available for sale are stated at fair value. Short-term investments and certificates of deposit are stated at cost. Fair values for investments, disclosed in Note 2, were obtained from published valuation guides.

Investment securities are exposed to various risks such as interest rate, market and credit risk. Market values of securities fluctuate based on the magnitude of changing market conditions. The Company continually monitors its portfolio for pricing changes, which might indicate potential impairments, and performs reviews of securities with unrealized losses. In such cases, changes in market value are evaluated to determine the extent to which such changes are attributable to (i) fundamental factors specific to the issuer, such as financial conditions, business prospects or other factors, or (ii) market-related factors, such as interest rates. When a security in the Company’s investment portfolio has an unrealized loss in market value that is deemed to be other than temporary, the Company reduces the book value of such security to its current market value, recognizing the decline as a realized loss in the income statement. Any future decreases not determined to be other than temporary, as well as increases in the market value of securities previously written down, are reflected as changes in unrealized gains (losses), net of deferred income taxes, reported in accumulated other comprehensive income. See Note 3.

Accrued investment income is the interest earned on securities which has been recognized in the results of operations, but the cash has not been realized from the various security issuers. This accrual is based on the terms of each of the various securities and uses the ‘scientific method’ for amortizing the premium and accruing the discounts. Realized gains (losses) on securities are computed based upon the “specific identification” method and include write downs on securities considered to have other than temporary declines in market value.

(d)	Reinsurance Balances Receivable

Reinsurance balances receivable is primarily comprised of ceded unpaid claims and claim adjustment expenses (“C & CAE”) under the reserve reinsurance cover agreement for commercial lines and C & CAE paid by the Company and due from reinsurers under the Company’s various reinsurance agreements. See Note 5.

(e)	Deferred Policy Acquisition Costs and Policy Acquisition Costs

Deferred policy acquisition costs are principally commissions, premium taxes, marketing and underwriting expenses which are deferred. Policy acquisition costs are principally commissions and premium taxes and the change in deferred policy acquisition costs that are charged to operations over the period in which the related premiums are earned. The Company utilizes investment income when assessing recoverability of deferred policy acquisition costs. Recoverability is based upon assumptions as to claims ratios, investment income and maintenance expenses and would vary with changes in these estimates.

GAINSCO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
Information relating to these net deferred amounts, as of and for the years ended December 31, 2005, 2004 and 2003 is summarized as follows:

	2005	2004	2003
	(Amounts in thousands)
Asset balance, beginning of period	$1,719	1,291	1,674

Deferred commissions	17,155	6,633	4,079
Deferred premium taxes, marketing and underwriting expenses	8,101	664	675
Amortization	(19,657)	(6,869)	(5,137)

Net change	5,599	428	(383)

Asset balance, end of period	$7,318	1,719	1,291

The increase in deferred commissions in 2005 and 2004 is primarily attributable to the increase in nonstandard personal auto writings.

(f)	Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets (leasehold improvements over the terms of the lease and primarily 5 years for furniture and 3 years for equipment). Computer software costs relating to programs for internal use are recorded in property and equipment and are amortized using the straight-line method over three years or the estimated useful life, whichever is shorter.

The following schedule summarizes the components of property and equipment:

	As of December 31,
	2005	2004
	(Amounts in thousands)
Land	$14	14
Leasehold improvements	348	7
Furniture	939	302
Equipment	1,490	767
Software	2,783	2,475
Accumulated depreciation and amortization	(3,793)	(3,365)

	$1,781	200

The increase in leasehold improvements, furniture and equipment is a result of the Company’s move to new office space in September 2005.

(g)	Goodwill

Goodwill represents the excess of purchase price over fair value of net assets acquired. The goodwill recorded is related to the 1998 acquisition of the Lalande Group and reflects a value no more than the estimated fair valuation of combined agency and claims handling operations of this type in the nonstandard personal auto marketplace. Goodwill is subject to an annual impairment test, or earlier if certain factors are present, based on its estimated fair value. Therefore, additional impairment losses could be recorded in future periods. No additional losses were recorded in the periods presented.

GAINSCO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(h)	Claims and Claim Adjustment Expenses

Accidents generally result in insurance companies paying, under the insurance policies written by them, amounts to individuals or companies for the risks insured. Months and sometimes years may elapse between the occurrence of an accident, reporting of the accident to the insurer and payment of the claim. Insurers record a liability for estimates of claims that will be paid for accidents reported to them, which are referred to as “case reserves”. In addition, since accidents are not always reported promptly upon the occurrence and because the assessment of existing known claims may change over time with the development of new facts, circumstances and conditions, insurers estimate liabilities for such items, which are referred to as “IBNR” reserves.

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
December 31, 2005, 2004 and 2003
The following table sets forth the changes in unpaid claims and claim adjustment expenses, net of reinsurance cessions, as shown in the Company’s consolidated financial statements for the periods indicated:

	As of and for the years ended December 31,
	2005	2004	2003
	(Amounts in thousands)
Unpaid claims and claim adjustment expenses, beginning of period	$95,545	120,633	143,271
Less: Ceded unpaid claims and claim adjustment expenses, beginning of period	37,063	44,064	46,802

Net unpaid claims and claim adjustment expenses, beginning of period	58,482	76,569	96,469

Net claims and claim adjustment expense incurred related to:
Current period	63,634	28,908	22,965
Prior periods	(5,886)	(1,900)	2,551

Total net claim and claim adjustment expenses incurred	57,748	27,008	25,516

Net claims and claim adjustment expenses paid related to:
Current period	39,345	17,594	13,381
Prior periods	21,054	27,501	32,035

Total net claim and claim adjustment expenses paid	60,399	45,095	45,416

Net unpaid claims and claim adjustment expenses, end of period	55,831	58,482	76,569
Plus: Ceded unpaid claims and claim adjustment expenses, end of period	22,672	37,063	44,064

Unpaid claims and claim adjustment expenses, end of period	$78,503	95,545	120,633

The decrease in the unpaid claims and claim adjustment expenses during 2005 was primarily the result of $4.6 million favorable development in the runoff lines and the settlement of claims in the normal course. The decrease in the unpaid claims and claim adjustment expenses during 2004 and 2003 is primarily attributable to the exiting of commercial lines and the orderly runoff of the remaining commercial lines claims. During 2004, favorable development from nonstandard personal automobile and commercial automobile was recorded and this accounted for the favorable development for the year. During 2003 the commercial general liability lines recorded unfavorable development primarily in the 2000 and 2001 accident years, which was offset to some extent with favorable development recorded for the commercial automobile and nonstandard personal automobile lines primarily in the 1999 and 2002 accident years. At December 31, 2005 the Company believes that the unpaid claims and claim adjustment expenses and the reinsurance agreements currently in force make reasonable provision for the future emergence of prior year claim and claim adjustment expenses.

(i)	Notes Payable

In September 2005 the Company entered into a credit agreement with a commercial bank providing for term loans of up to $10 million in the aggregate. The outstanding balance at December 31, 2005 was $500,000, and interest expense of $1,000 was recorded in 2005. See Note 4.

GAINSCO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(j)	Treasury Stock

The Company records treasury stock in accordance with the “cost method” described in Accounting Principles Board Opinion (“APB”) 6. The Company held 844,094 shares of Common Stock as treasury stock at December 31, 2004. The Company cancelled this treasury stock in December 2005.

(k)	Revenue Recognition and Premiums Receivable

Premiums and policy fees are recognized as earned on a pro rata basis over the period the Company is at risk under the related policy. Unearned premiums represent the portion of premiums written and policy fees which are applicable to the unexpired terms of policies in force. Premiums receivable consist of balances owed for coverages written with the Company. The Company ages the premiums receivable balance to establish an allowance for doubtful accounts based on prior experience.

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

The Company currently has a valuation allowance for its net operating loss carryforwards and AMT tax recoverable items. Currently, on a subjective basis, the Company expects to continue to produce increasing levels of taxable operating income, which provides some positive evidence for potential realization of the deferred tax asset. Positive evidence, such as continued recording of taxable operating income and continued positive expectations for the future could ultimately result in management concluding that it is more likely than not that a portion or all of the deferred tax assets will be realized. See Note 6.

GAINSCO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(m)	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Years ended December 31,
	2005	2004	2003
	(Amounts in thousands)
Numerator:
Net income	$8,872	5,509	3,376
Preferred stock dividends	(1,093)	(1,139)	(740)
Accretion of discount on preferred stock	(1,739)	(3,442)	(3,025)

Numerator for basic earnings (loss) per share – income (loss) available to common shareholders	6,040	928	(389)

Effect of dilutive securities:
Preferred stock dividends	1,093	1,139	740
Accretion of discount on preferred stock	1,739	3,442	3,025

	2,832	4,581	3,765

Numerator for diluted earnings per share – income available to common shareholders after assumed conversions	$8,872	5,509	3,376

Denominator:
Denominator for basic earnings per share – weighted average shares	18,355	6,192	6,192

Effect of dilutive securities:
Restricted stock units	1,211	—	—
Convertible preferred stock	888	888	888

Dilutive potential common shares	2,099	888	888

Denominator for diluted earnings per share – adjusted weighted average shares & assumed conversions	20,454	7,080	7,080

Basic earnings (loss) per share	$0.33	0.15	(0.06)

Diluted earnings (loss) per share (1)	$0.33	0.15	(0.06)

(1)	The effects of convertible preferred stock caused diluted earnings (loss) per share to be antidilutive for the 2005, 2004 and 2003 periods; therefore, diluted earnings (loss) per share is reported the same as basic earnings (loss) per share. Weighted average shares for all years presented have been adjusted for the rights offering in August 2005, as well as the reverse stock split in November 2005. Series A Preferred Stock is convertible into an aggregate of 888,000 shares of Common Stock. Warrants can be exercised to purchased on aggregate of 388,000 shares of Common Stock. Options can be exercised to purchase an aggregate of 180,000 shares of Common Stock. Convertible preferred stock, options and warrants are convertible or exercisable at prices in excess of the price of the Common Stock on December 31, 2005.

GAINSCO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(n)	Stock-Based Compensation

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“Statement 123”). Statement 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument. Under Statement 123, prior to October 1, 2005, the Company elected to measure compensation costs using the intrinsic value based method of accounting prescribed by APB 25 “Accounting for Stock Issued to Employees”.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.” This Statement amends FASB Statement No. 123, “Accounting for Stock Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements.

The Company adopted Statement 123 in the fourth quarter of 2005 — See Note 8.

The Company applies APB 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost been determined consistent with Statement 123 for the options granted, the Company’s net income and earnings per share would have been the pro forma amounts indicated below:

	Years ended December 31,
	2005	2004	2003
	(Amounts in thousands)
Numerator:
Net income as reported	$8,872	5,509	3,376
Compensation cost	(98)	(141)	(279)

Pro forma net income	8,774	5,368	3,097
Effect of dilutive securities	(2,832)	(4,581)	(3,765)

Numerator for pro forma basic earnings (loss) per share – pro forma income (loss) available to common shareholders	5,942	787	(668)

Effect of dilutive securities	2,832	4,581	3,765

Numerator for pro forma dilutive earnings (loss) per share – pro forma income (loss) available to common shareholders after assumed conversions	$8,774	5,368	3,097

Denominator:
Denominator for basic earnings (loss) per share – weighted average shares	18,355	6,192	6,192

Denominator for diluted earnings (loss) per share – adjusted weighted average shares & assumed conversions	20,454	7,080	7,080

Pro forma basic earnings (loss) per share	$.32	.13	(.11)

Pro forma diluted earnings (loss) per share (1)	$.32	.13	(.11)

(1)	The effects of convertible preferred stock caused pro forma diluted earnings (loss) per share to be antidilutive for all periods; therefore, pro forma diluted earnings (loss) per share is reported the same as pro forma basic earnings (loss) per share. Weighted average shares for all years presented have been adjusted for the rights offering in August 2005, as well as the reverse stock split in November 2005.
There were no options granted during any of the periods presented.

GAINSCO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(o)	Leases

The following table summarizes the Company’s lease obligations as of December 31, 2005.

	Payments due by period
		Less than	2-3	4-5	More than
	Total	1 year	years	years	5 years
	Amounts in thousands
Total operating leases	$10,519	1,493	3,174	2,350	3,502

Rental expense is recognized over the term of the lease on a straight line basis. Rental expense for the Company was $696,000, $530,000 and $540,000 for the years ended 2005, 2004 and 2003, respectively.

In May, 2005, the Company entered into an Office Lease (the “Lease”) with Crescent Real Estate Funding VIII, L.P., a Delaware limited partnership (“Crescent Funding”). The Lease is for a term of ten years, and the Company has the option of terminating the Lease at the end of the fifth year of the term subject to payment of a penalty. Pursuant to the Lease, the Company is renting space in the office building located at 3333 Lee Parkway in Dallas, where the Company has moved its executive offices and relocated all of its operations previously located in Fort Worth, Texas and certain operations previously conducted in Miami, Florida. This step toward consolidation of operations is a component part of the Company’s long-term plan that was initiated in conjunction with the recapitalization of the Company. The lease commenced in September, 2005 upon completion of tenant improvements required by the Company for its reconfigured operations.

The Lease provided for an “Additional Leasehold Improvements and Construction Allowance” not to exceed approximately $197,000, toward the cost of constructing the Landlord Work within the Premises.

The general partner of Crescent Funding is CRE Management VIII, L. P., a Delaware limited liability company, of which Crescent Real Estate Equities, Ltd., a Delaware corporation (“Crescent”), is the Manager. Crescent is also the owner of the building. Two of the directors of the Company, Robert W. Stallings (the executive Chairman of the Board of Directors) and John C. Goff, are members of the Board of Managers of Crescent. Mr. Goff is also the Chief Executive Officer and Vice Chairman of the Board of Managers of Crescent. The Lease was unanimously approved by the members of the Company’s Board of Directors other than Messrs. Stallings and Goff, who did not vote on the Lease, and the amendments were each approved by the Corporate Governance Committee.

(p)	Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which requires the cost resulting from stock options be measured at fair value and recognized in earnings. This Statement replaces Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” which permitted the recognition of compensation expense using the intrinsic value method. The Company adopted SFAS No. 123(R) in the fourth quarter of 2005. See Note 8.

GAINSCO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement 154 “Accounting Changes and Error Corrections,” which changes the requirements for the accounting and reporting of a change in accounting principle. Statement 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. Statement 154 requires that changes in accounting principle be retrospectively applied. Under retrospective application, the new accounting principle is applied as of the beginning of the first period presented as if that principle had always been used. The cumulative effect of the change is reflected in the carrying value of assets and liabilities as of the first period presented and the offsetting adjustments would be recorded to opening retained earnings. Statement 154 replaces APB Opinion No. 20 and FASB Statement 3. Statement 154 is effective for the Company beginning in fiscal year 2006.
(2)	Investments

The following schedule summarizes the components of net investment income:

	Years ended December 31,
	2005	2004	2003
	(Amounts in thousands)
Fixed maturities	$1,708	2,203	3,429
Short-term investments	2,158	774	496

	3,866	2,977	3,925
Investment expenses	(197)	(668)	(797)

Net investment income	$3,669	2,309	3,128

Investment expenses decreased in 2005 due to the termination of the investment management agreements with GMSP, in connection with our recapitalization in January 2005. We currently manage our investment portfolio internally.
The following schedule summarizes the amortized cost and estimated fair values of investments in debt securities:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Amounts in thousands)
Fixed maturities:
Bonds available for sale:
U.S. Treasury – 2005	$10,160	—	(83)	10,077
U.S. Treasury – 2004	$10,097	36	(42)	10,091
U.S. government agencies – 2005	10,871	5	(57)	10,819
U.S. government agencies – 2004	22	—	—	22

Corporate bonds – 2005	35,629	220	(401)	35,448
Corporate bonds – 2004	8,363	716	—	9,079

Certificates of deposit – 2005	554	—	—	554
Certificates of deposit – 2004	827	—	—	827

Total Fixed maturities – 2005	$57,214	225	(541)	56,898

Total Fixed maturities – 2004	$19,309	752	(42)	20,019

GAINSCO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
The following schedule summarizes the gross unrealized losses showing the length of time that investments have been continuously in an unrealized loss position as of December 31, 2005:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Amounts in thousands)
US Treasury
2005	$8,799	61	1,278	22	10,077	83
2004	$991	9	6,293	33	7,284	42
US government agencies
2005	8,904	57	13	—	8,917	57
2004	—	—	18	—	18	—
Corporate bonds
2005	32,747	401	—	—	32,747	401
2004	—	—	—	—	—	—
Total temporarily impaired securities
2005	$50,450	519	1,291	22	51,741	541

2004	$991	9	6,311	33	7,302	42

The unrealized losses are considered temporary, They are primarily the result of interest rate fluctuations and they comprise less than 1% of Total shareholders’ equity. The Company expects to receive all interest and principal payments on these investments according to their contractual terms.

Realized gains and losses on investments for the years ended December 31, 2005, 2004 and 2003 are presented in the following table:

	Years ended December 31,
	2005	2004	2003
	(Amounts in thousands)
Realized gains:
Bonds	$204	1,967	1,867
Common stock	—	—	3
Sale of building	—	—	181
Other	—	107	—

Total realized gains	204	2,074	2,051

Realized losses:
Bonds	36	164	—
Impairment of bonds	95	—	—
Other investments	—	—	1

Total realized losses	131	164	1

Net realized gains	$73	1,910	2,050

During 2005, the Company reduced the carrying value of a corporate bond resulting in a realized loss of $95,000. This write down was offset by net realized gains of $204,000 recorded from the sale of various bond securities.

GAINSCO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
In August 2002, the Company’s Investment Management Agreements with Goff Moore Strategic Partners, L.P. (“GMSP”) were amended to reduce, effective as of October 1, 2002, the minimum aggregate monthly payment to GMSP from $75,000 to $63,000 (with respect to each calendar month from October 2002 through September 2003), $54,000 (with respect to each calendar month from October 2003 through September 2004), and $45,000 (with respect to each calendar month after September 2004). The amendment also extended the date upon which either party to each of the investment management agreements can terminate such agreements at its sole option from October 4, 2002 to September 30, 2005. This agreement was terminated in January 2005 and the portfolio is currently managed internally.

Proceeds from the sale of bond securities totaled $6,731,000, $14,291,000 and $16,669,000 in 2005, 2004 and 2003, respectively. Proceeds from the sale of common stocks totaled $302,000 in 2003. There were no sales of common stocks in 2005 and 2004. There were no sales of other investments in any of the periods presented.

As of December 31, 2005 the Standard and Poor’s ratings on the Company’s bonds available for sale were in the following categories: 48% AAA, 5% AA, 4% AA-, 12% A+, 11% A, 6% A-, 7% BBB+, 2% BB and 5% B.

The amortized cost and estimated fair value of debt securities at December 31, 2005 and 2004, by maturity, are shown below.

	2005		2004
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Amounts in thousands)
Due in one year or less	$7,930	7,873	10,912	10,975
Due after one year but within five years	38,413	38,206	6,435	7,020
Due after five years but within ten years	—	—	1,940	2,002
Mortgage backed securities	10,871	10,819	22	22

	$57,214	56,898	19,309	20,019

Estimated fair value of investments were approximately $10,386,000 and $10,530,000, at December 31, 2005 and 2004, respectively, were on deposit with various regulatory bodies as required by law.

GAINSCO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(3)	Accumulated Other Comprehensive Income (Loss)
The following schedule presents the components of the change in accumulated other comprehensive (loss) income:

	Years ended December 31,
	2005	2004	2003
	(Amounts in thousands)
Unrealized gains (losses) on securities:
Unrealized holding (losses) gains during period	$(953)	(342)	1,194
Less: Reclassification adjustment for amounts included in net income for net realized gains	73	1,910	1,869

Other comprehensive loss before Federal income taxes	(1,026)	(2,252)	(675)
Federal income tax benefit	(349)	(766)	(230)

Other comprehensive loss	$(677)	(1,486)	(446)

The 2003 reclassification adjustment for amounts included in net income for realized gains (losses) excludes the realized gain on the sale of an office building because this amount was not a component of accumulated other comprehensive income as of December 31, 2002.

(4)	Note Payable

In September 2005 the Company entered into a credit agreement with a commercial bank providing for term loans of up to $10 million in the aggregate. Proceeds from the term loan advances may be used for working capital. The Company may request advances until September 30, 2007. Interest, payable monthly, will accrue on any outstanding principal balance at a floating rate equal to the 3 month London Interbank Offered Rate plus a margin (initially 2.50%) to be determined by the consolidated net worth of the Company and earnings before interest, taxes, depreciation and amortization for the preceding four calendar quarters. The outstanding principal balance will be payable in equal quarterly installments commencing on October 1, 2007 based on a 60-month amortization schedule, with the balance of the loan payable in full on or before September 30, 2010. The outstanding balance at December 31, 2005 was $500,000, and interest expense of $1,000 was recorded in 2005.

GAINSCO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
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

Effective December 31, 2000, the Company entered into a quota share reinsurance agreement whereby the Company ceded 100% of its commercial auto liability unearned premiums and 50% of all other commercial business unearned premiums at December 31, 2000 to a non-affiliated reinsurer. For policies with an effective date of January 1, 2001 through December 31, 2001, the Company entered into a quota share reinsurance agreement whereby the Company ceded 20% of its commercial business to a non-affiliated reinsurer. Also effective December 31, 2000, the Company entered into a reserve reinsurance cover agreement with a non-affiliated reinsurer. This agreement reinsures the Company’s ultimate net aggregate liability in excess of $32,500,000 up to an aggregate limit of $89,650,000 for net commercial auto liability losses and loss adjustment expense incurred but unpaid as of December 31, 2000. A deferred reinsurance gain of $462,000 and $1,109,000 has been recorded in Deferred reinsurance gains for December 31, 2005 and 2004, respectively and $647,000 and $1,202,000 has been recorded in Other income for the years ended December 31, 2005 and 2004, respectively. The Deferred revenue will be recognized in income in future periods based upon the ratio of claims paid in the $57,150,000 layer to the total of the layer.

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
December 31, 2005, 2004 and 2003
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

The Company’s nonstandard personal auto business produced by NSL and additionally, prior to August 1, 2001, by Tri-State, an insurance operation specializing primarily in underwriting, servicing and claims handling of nonstandard personal auto insurance in Minnesota, North Dakota and South Dakota, or written on a direct basis through Midwest Casualty Insurance Company, a wholly owned insurance company subsidiary that was liquidated on March 31, 2003. For business produced by NSL with an effective date of April 1, 2000 through December 31, 2000, the Company has excess of loss reinsurance for 100% of claims in excess of $25,000 up to the $100,000 policy limits and quota share reinsurance for 20% of the first $25,000 of claims resulting in a maximum net claim retention per risk

GAINSCO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
of $20,000. For business produced by NSL with an effective date of January 1, 2001 through December 31, 2001, the Company has excess of loss reinsurance for 100% of claims in excess of $25,000 up to the $100,000 policy limits and quota share reinsurance for 50% of the first $25,000 of claims resulting in a maximum net claim retention per risk of $12,500. For 2002 the Company wrote nonstandard personal auto policies with liability limits up to $25,000. In 2003 and 2004 nonstandard personal auto policy liability limits do not exceed $40,000.
For business produced by Tri-State or written on a direct basis with MCIC with an effective date prior to August 1, 2001, the Company has excess of loss reinsurance for 100% of claims in excess of $25,000 up to the $100,000 policy limits and quota share reinsurance for 50% of the first $25,000 of claims resulting in a maximum net claim retention per risk of $12,500.
For 2001, the Company carried catastrophe property reinsurance to protect it against catastrophe occurrences for 95% of the property claims that exceed $1,500,000 but do not exceed $13,000,000 for a single catastrophe as well as second event catastrophe property reinsurance for 100% of $1,000,000 excess of $500,000 on a second catastrophic event. In 2002, the Company carried catastrophe property reinsurance to protect it against catastrophe occurrences for property claims that exceed $500,000 but do not exceed $7,000,000. The Company did not have catastrophe reinsurance for business written in 2003 because of the exit from commercial lines and because the cost for coverage for the remaining personal lines was determined to be excessive in relation to the evaluation of risks to be retained. For 2004 and 2005 the Company had catastrophe reinsurance on its nonstandard personal auto physical damage business for property claims of $1,500,000 in excess of $500,000 for a single catastrophe, as well as aggregate catastrophe property reinsurance for $1,500,000 in excess of $750,000 in the aggregate.
Effective August 1, 2001, MGA and MCIC entered into a fronting arrangement with Tri-State. All business written under this fronting arrangement was ceded to a non-affiliated reinsurer rated “A+ (Superior)” by Best’s. The reinsurer has fully indemnified the Company against business, credit and insurance risk. This fronting arrangement was placed into run off during the second quarter of 2002.
The amounts deducted in the consolidated financial statements for reinsurance ceded as of and for the years ended December 31, 2005, 2004 and 2003 respectively, are set forth in the following table.

	2005	2004	2003
	(Amounts in thousands)
Premiums earned – personal auto	$481	273	(2)
Premiums earned – all other	$14	1	84

Claims and claim adjustment expenses – plan servicing	$—	158	41
Claims and claim adjustment expenses – fronting arrangements	$133	45	(745)
Claims and claim adjustment expenses – personal auto	$610	(5)	(513)
Claims and claim adjustment expenses – all other	$(4,232)	4,120	9,288

GAINSCO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
The amounts included in the consolidated balance sheets for reinsurance ceded under fronting arrangements were as follows:

	2005	2004
	(Amounts in thousands)
Unpaid claims and claim adjustment expenses – fronting arrangements	$157	265
The Company remains directly liable to its policyholders for all policy obligations and the reinsuring companies are obligated to the Company to the extent of the reinsured portion of the risks.

Assumed

The Company has, in the past, utilized reinsurance arrangements with various non-affiliated admitted insurance companies, whereby the Company underwrote the coverage and assumed the policies 100% from the companies. These arrangements required that the Company maintain escrow accounts to assure payment of the unearned premiums and unpaid claims and claim adjustment expenses relating to risks insured through such arrangements and assumed by the Company. As of December 31, 2005, 2004, and 2003, the balance in such escrow accounts totaled $7,868,000, $7,324,000 and $12,137,000, respectively. For 2005, 2004 and 2003 the premiums earned by assumption were $11,434,000, $1,698,000 and $1,924,000, respectively. The assumed unpaid claims and claim adjustment expenses were $4,258,000, $6,777,000 and $10,954,000 for 2005, 2004 and 2003, respectively.

(6)	Federal Income Taxes

In the accompanying consolidated statements of operations, the provisions for Federal income tax as a percent of related pretax income differ from the Federal statutory income tax rate. A reconciliation of income tax expense using the Federal statutory rates to actual income tax expense follows:

	2005	2004	2003
	(Amounts in thousands)
Income tax expense at 34%	$1,811	1,870	1,148
Tax-exempt interest income	—	—	(7)
Change in valuation allowance	(5,472)	(1,851)	(1,204)
Other, net	116	(28)	63

Income tax benefit	$(3,545)	(9)	—

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

GAINSCO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
The following table represents the tax effect of temporary differences giving rise to the net deferred tax asset established under Statement 109.

	As of December 31,
	2005	2004
	(Amounts in thousands)
Deferred tax assets:
Discount on unpaid claims and claims adjustment expenses	$2,270	2,835
Discount on unearned premium reserve	2,587	890
Realized capital losses — impairments	968	936
Long term incentive shares	522	—
Allowance for doubtful accounts	497	437
Unearned fees	197	—
Deferred retroactive reinsurance gain	157	377
Net unrealized losses on investments	107	—
AMT recoverable	71	—
Net operating loss carryforward	23,375	24,548
Other	8	23

Total deferred tax assets	$30,759	30,046

Deferred tax liabilities:
Deferred policy acquisition costs	$3,237	810
Net unrealized gains on investments	—	242
Basis in management contract	165	165
Accrual of discount on bonds	127	152
Depreciation and amortization	61	2

Total deferred tax liabilities	$3,590	1,370

Net deferred tax asset before valuation allowance	$27,169	28,676
Valuation allowance	(23,446)	(28,918)

Net deferred tax asset (liability)	$3,723	(242)

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

Currently, on a subjective basis, the Company expects to continue to produce increasing levels of taxable operating income, which provides some positive evidence for potential realization of the deferred tax asset. Positive evidence, such as continued recording of taxable operating income and continued positive expectations for the future could ultimately result in management concluding that it is more likely than not that a portion or all of the deferred tax assets will be realized. In the fourth quarter of 2005, the company reduced the valuation allowance $3,616,000 as a result of continued increasing levels of taxable operating income and continued positive expectations for the future.

GAINSCO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

As a result of losses in prior years, as of December 31, 2005 the Company has net operating loss carryforwards for tax purposes aggregating $68,750,000. These net operating loss carryforwards of $20,480,000, $33,950,000, $13,687,000 and $633,000, if not utilized, will expire in 2020, 2021, 2022 and 2023, respectively. The tax benefit of the net operating loss carryforwards is $23,375,000, which is calculated by applying the Federal statutory income tax rate of 34% against the net operating loss carryforwards of $68,750,000.

The Company recognized a current tax expense of $71,000 during 2005 for alternative minimum tax. This tax can be recouped in future years. Estimated taxable income for 2005 is $3,525,000, taxable income for 2004 was $440,000 and the Company recorded a taxable loss of $633,000 in 2003. Net operating loss carryforwards have been utilized for these taxable years.

During the fourth quarter of 2005, the Company recorded a deferred tax benefit of $3,616,000 as a result of a reduction in the valuation allowance for Deferred Federal income taxes. Because of continued increasing levels of taxable operating income and continued positive expectations for the future, the Company considered it proper to reduce the valuation allowance. As of December 31, 2005 the valuation allowance included 100% of the tax benefit of the net operating loss carryforwards discussed above.

(7)	Redeemable Preferred Stock and Shareholders’ Equity

The Company has authorized 62,500,000 shares of common stock, par value $.10 per share (the “Common Stock”) as of December 31, 2005 and 20,225,574 shares were issued and outstanding. The Company had authorized 250,000,000 shares of Common Stock as of December 31, 2004 and 22,013,830 shares were issued and 21,169,736 shares were outstanding (these amounts have not been adjusted for the reverse stock split).

The Preferred Stock is classified as temporary equity pursuant to SEC ASR 268 and EITF Topic No. D-98. Rule 5-02.28 of SEC Regulation S-X requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (1) at a fixed or determinable price on a fixed or determinable date; (2) at the option of the holder; or (3) upon the occurrence of an event that is not solely within the control of the issuer.

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

In the recapitalization of the 31,620 shares of Series A Preferred Stock held by GMSP and called in 2001 for redemption on January 1, 2006 at a redemption price of approximately $31.6 million, 13,500 shares (redemption value of $13.5 million) were exchanged for 4,781,403 shares (adjusted for the reverse stock split described below) of Common Stock. The remaining 18,120 shares of Series A Preferred Stock (which had been called for redemption in 2006 and have a redemption value of approximately $18.1 million) became redeemable at the option of the holders on January 1, 2011, and became entitled to receive cash dividends at the rate of 6% per annum until January 1, 2006 and 10% per annum thereafter until redemption. Those remaining 18,120 shares of Series A Preferred Stock remain convertible into 888,236 shares (adjusted for the rights offering and reverse stock split described below) of Common Stock at $20.40 per share (adjusted for the rights offering and reverse stock split described below), continue to be entitled to vote on an as-converted basis, and remain redeemable at the option of the Company commencing June 30, 2005 at a price equal to stated value plus accrued dividends. The Company received an option to purchase all of the Series C Preferred Stock from GMSP, which the Company exercised on January 21, 2005 as part of the recapitalization for approximately $3.4 million from the proceeds of the sale of Common Stock in the recapitalization.

GAINSCO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
The expiration date of GMSP’s Series B Warrant to purchase 387,500 shares (adjusted for the rights offering and reverse stock split described below) of Common Stock for $9.00 per share (adjusted for the rights offering and reverse stock split described below) was extended to January 1, 2011.

Also as part of the recapitalization, (i) Mr. Stallings acquired 3,364,935 shares (adjusted for the reverse stock split described below) of Common Stock in exchange for $4,629,000 cash, his 3,000 shares of outstanding Series B Preferred Stock and his warrant expiring March 23, 2006, and (ii) First Western acquired 1,682,468 shares (adjusted for the reverse stock split described below) of Common Stock in exchange for $4,038,000 in cash.

The transaction dated January 21, 2005 resulted in the preferred stock being redeemable. The discount on the preferred stock is being amortized over the period until redemption using the effective interest method. At December 31, 2005, there was $1,476,000 in unaccreted discount on the Series A Preferred Stock and no accrued dividends on the Series A Preferred Stock.

In August, 2005, GAINSCO, INC. (“the Company”) completed a rights offering which raised approximately $14.6 million in net proceeds and resulted in the issuance of 4,928,763 shares (adjusted for the reverse stock split described below) of common stock bringing total outstanding common stock to 20,200,003 shares (adjusted for the reverse stock split described below).

In November, 2005 a one-for-four reverse split of the Company’s Common Stock was approved by shareholders and became effective. Each four shares of the Company’s outstanding Common Stock, par value $0.10 per share were converted into one share of Common Stock, par value $0.10 per share.

As a result of the recapitalization in January, 2005, the rights offering in August, 2005 and the one-for-four reverse split of Common Stock in November, 2005 the number of shares of Common Stock outstanding decreased from 21,169,736 as of December 31, 2004 to 20,225,574 shares as of December 31, 2005. GMSP now owns approximately 33% of the outstanding Common Stock, Mr. Stallings owns approximately 22% and Mr. Reis and First Western collectively own approximately 11%.

In November, 2005 the Company granted restricted shares and restricted share units of Common Stock to certain directors and officers under the Company’s 2005 Long-Term Incentive Compensation Plan that was approved by shareholders in November, 2005. The Company recorded a non-cash compensation expense increase and an increase to Additional paid-in capital of approximately $1.5 million.

GAN paid dividends aggregating $33,000 on January 18, 2005 and $28,000 on January 21, 2005 in respect of the pre-recapitalization Series B and Series C Preferred Stock, respectively. These dividends were the amounts due from January 1, 2005 through the payment date noted. GAN paid dividends aggregating $214,000 on April 1, 2005, $272,000 on July 1, 2005, $272,000 on September 30, 2005 and $274,813 on December 31, 2005 on the Series A Preferred Stock. These dividends were the amounts due from the January 21, 2005 date of issuance through December 31, 2005.

In conjunction with the 2005 Recapitalization, unearned compensation on restricted stock was recorded on issuance of 100,000 shares (adjusted for the reverse stock split described above) of restricted Common Stock to Mr. Anderson at fair value of $6.60 per share (adjusted for the reverse stock split described above). These shares will vest over 5 years at 20,000 shares (adjusted for the reverse stock split described above) per year and the value will be amortized against income over the vesting period.

GAINSCO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
Treasury stock was cancelled in December, 2005, this resulted in decreases to Additional paid-in capital and Common Stock.

See Note 13 regarding subsequent changes to the Shareholders Equity of the Company.

On July 25, 2005, the common stock the Company was listed for trading on the American Stock Exchange with the symbol “GAN.” Prior to that date, the Company’s common stock was quoted on the OTC Bulletin Board with the symbol “GNAC.”

The following table presents the statutory policyholders’ surplus and statutory net income (loss) as of and for the years ended December 31, 2005, 2004, and 2003:

	As of and for the years ended December 31,
	2005	2004	2003
	(Amounts in thousands)
Statutory policyholders’ surplus:
General Agents and MGA	$59,470	41,485	41,717

Consolidated statutory policyholders’ surplus	$59,470	41,485	41,717

Statutory net income (loss):
General Agents and MGA	$(206)	3,545	2,867
MCIC (through 03/31/03)	—	—	100

Consolidated statutory net income (loss)	$(206)	3,545	2,967

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

As previously mentioned, the Company early adopted SFAS no. 123R in the fourth quarter of 2005. In November 2005 the shareholders approved the 2005 Long-Term Incentive Compensation Plan (“2005 Plan”) which provides for a maximum of 2,020,000 shares of Common Stock to be available under the 2005 Plan which will be issued out of authorized shares. There are two types of awards, restricted stock units (“RSU”) and restricted stock. The RSU awards are intended for key employees of the Company and are based on the completion of the retained service period and the attainment of specific performance criteria. There were 1,211,000 RSU’s granted in 2005 by the Compensation Committee of the Board of Directors, with 20% vesting available in each year beginning with 2006 through 2010, assuming the completion of the related service period and achievement of specific applicable performance levels. There were 210,000 RSU’s awarded in 2005 for which $1,369,000 of compensation cost was recognized in 2005 based on the closing price ($6.52 per share) of our Common Stock on the date of grant and the Company’s assessment of the vesting probability of these awards. In addition, 26,000 shares of restricted stock were granted by the four Board of Directors to non-employee directors in 2005, which were expensed in 2005 for $166,000 based on the closing price ($6.52 per share) of our Common Stock on the date of grant. The related compensation cost for both the restricted stock and RSU’s is recorded in the Underwriting and operating expenses line item, consistent with other compensation to these individuals. As of December 31, 2005, unrecognized expense related to nonvested 2005 plan awards totaled $6,527,000 (1,001,000 RSU’s), which is expected to be recognized over a period of four years, assuming the completion of the related service period and achievement of specific applicable performance levels. The 2005 Plan will terminate on December 31, 2010, unless it is terminated earlier by the Board.

The company will recognize compensation expense for awards based on probability that the related service period and performance level will be achieved depending on the relative satisfaction of the performance level based upon performance to date.

GAINSCO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
At December 31, 2005, the Company had two plans under which options to purchase shares of GAN’s common stock could be granted: the 1995 Stock Option Plan (“95 Plan”) and the 1998 Long-Term Incentive Plan (“98 Plan”). The 95 Plan was approved by the shareholders on May 10, 1996 and 268,000 shares currently are reserved under this plan. The 98 Plan was approved by the shareholders on July 17, 1998, and the aggregate number of shares of common stock that may be issued under the 98 Plan is limited to 250,000 and 149,000 shares currently are reserved and available for issuance under this plan.

A summary of the status of the Company’s outstanding options as of December 31, 2005, 2004 and 2003, and changes during the years ended December 31, 2005, 2004 and 2003 is presented below:

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Shares	Price	Shares	Price	Shares	Price
Options outstanding, beginning of period:	181	$30.48	182	$30.44	378	$27.72
Options forfeited	(1)	$22.00	(1)	$22.00	(197)	$25.25

Options outstanding, end of period	180	$30.51	181	$30.48	182	$30.44

Options exercisable at end of period	180		135		130
Weighted average fair value of options granted during period	N/A		N/A		N/A
The following table summarizes information for the stock options and long-term incentive plan restricted stock and restricted stock units outstanding at December 31, 2005:

	(a)	(b)	(c)	(d)
	Number of	Weighted-average	Number of securities	Weighted-average
	securities to be	exercise price	remaining available for	remaining
	issued upon	of outstanding	future issuance under	contractual life
	exercise of	options,	equity compensation	of securities
	outstanding options,	warrants and	plans (excluding those	to be issued
Plan Category	warrants and rights	rights	reflected in column (a))	(from column (a))
Equity compensation plans approved by security holders	802,673	$13.74	1,784,606	4.24 yrs

Equity compensation plans not approved by security holders	—	$—	—

Total	802,673	$13.74	1,784,606	4.24 yrs

The Company has a 401(k) plan for the benefit of its eligible employees. The Company made contributions to the plan that totaled $193,000, $115,000 and $106,000 during 2005, 2004 and 2003, respectively.

GAINSCO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
The Company entered into executive severance agreements with two executive officers, Richard M. Buxton and Daniel J. Coots. The agreements generally provide that the Company shall pay the executive, upon termination of the employment of the executive by the Company without cause or by the executive with good reason during the term of the agreement, a lump sum severance amount equal to the base annual salary of the executive as of the date that the executive’s employment with the Company ends. The executive severance agreements do not supersede the change in control agreements or any other severance agreements the employees may have with the Company.

Michael S. Johnston, President, Southeast Region, is also a party to an executive severance agreement with the Company. This agreement generally provides that if Mr. Johnston resigns his employment with the Company for good reason or if the Company terminates Mr. Johnston without cause or in connection with a change in control of National Specialty Lines, Inc. and DLT Insurance Adjusters, Inc. and Mr. Johnston is not offered employment with comparable compensation with the acquiring company, the Company will pay Mr. Johnston an amount equal to his then applicable annual base salary.

The Company had retention incentive agreements in place through April 2005. The Company was obligated and paid an aggregate of approximately $652,000 under these retention incentive agreements in April 2005, fully discharging these obligations. Approximately $24,000 of expense was recognized in the first quarter of 2005. The difference of approximately $628,000 was expensed in previous periods in accordance with FASB Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

As an integral part of the recapitalization consummated in January, 2005, the Company entered into new employment agreements with Messrs. Stallings and Reis and a amended employment agreement and related agreements with Mr. Anderson, which were approved by shareholders on January 18, 2005. The terms of the employment agreements with Messrs. Stallings and Reis are each three years, and each term is automatically extended by an additional year on the same terms and conditions on each anniversary of the effective date (so that, as of each anniversary of the effective date, the term of the employment agreement remains three years), unless either party gives notice of an intention not to extend the term.

The term of Mr. Anderson’s employment is four years and is automatically extended by an additional year on the same terms and conditions on each anniversary of the effective date (so that, as of each anniversary of the effective date, the term of the employment agreement remains four years), unless either party gives notice of an intention not to extend the term.

In connection with Mr. Anderson’s employment agreement, the Company granted 50,000 shares of Common Stock which are fully vested, entered into a restricted stock agreement pursuant to which Mr. Anderson was issued an additional 100,000 shares of restricted Common Stock that vest and cease to be subject to forfeiture conditions as to 20,000 shares on each anniversary of the date of grant, and agreed to a revised change in control agreement to replace an agreement entered into when Mr. Anderson joined the Company in 1998.

GAINSCO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
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

The following tables represent a summary of segment data as of and for the years ended December 31, 2005, 2004 and 2003.

	2005
	Nonstandard
	Personal	Runoff
	Auto Lines	Lines	Other	Total
	(Dollar amounts in thousands)
Gross premiums written	$112,646	—	—	112,646

Net premiums earned	$85,768	(13)	—	85,755
Net investment income	2,310	1,197	162	3,669
Net realized gains	—	—	73	73
Agency revenues	9,476	—	—	9,476
Other income	(37)	649	2	614
Expenses	(91,763)	2,265	(4,762)	(94,260)

Income (loss) before Federal income taxes	$5,754	4,098	(4,525)	5,327

The following table provides additional detail of segment revenue components by product line.

	2005
	Nonstandard
	Personal Auto	Runoff
	Lines	Lines	Total
	(Dollar amounts in thousands)
Gross premiums written:
Personal auto	$112,646	—	112,646
Commercial auto	—	—	—
General liability	—	—	—
Other	—	—	—

Total gross premiums written	$112,646	—	112,646

Net premiums earned:
Personal auto	$85,768	—	85,768
Commercial auto	—	(13)	(13)
General liability	—	—	—
Other	—	—	—

Total net premiums earned	$85,768	(13)	85,755

GAINSCO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

	2004
	Nonstandard
	Personal	Runoff
	Auto Lines	Lines	Other	Total
	(Dollar amounts in thousands)
Gross premiums written	$43,814	12	—	43,826

Net premiums earned	$39,048	18	—	39,066
Net investment income	1,291	994	24	2,309
Net realized gains	—	—	1,910	1,910
Agency revenues	4,272	—	—	4,272
Other income	7	1,312	1	1,320
Expenses	(38,486)	(1,898)	(2,993)	(43,377)

Income (loss) before Federal income taxes	$6,132	426	(1,058)	5,500

The following table provides additional detail of segment revenue components by product line.

	2004
	Nonstandard
	Personal Auto	Runoff
	Lines	Lines	Total
	(Dollar amounts in thousands)
Gross premiums written:
Personal auto	$43,814	—	43,814
Commercial auto	—	12	12
General liability	—	—	—
Other	—	—	—

Total gross premiums written	$43,814	12	43,826

Net premiums earned:
Personal auto	$39,048	—	39,048
Commercial auto	—	18	18
General liability	—	—	—
Other	—	—	—

Total net premiums earned	$39,048	18	39,066

GAINSCO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

	2003
	Nonstandard
	Personal	Runoff
	Auto Lines	Lines	Other	Total
	(Dollar amounts in thousands)
Gross premiums written	$32,803	1,791	—	34,594

Net premiums earned	$31,830	2,559	—	34,389
Net investment income	1,250	1,832	46	3,128
Net realized gains	—	—	2,050	2,050
Agency revenues	2,885	—	—	2,885
Other income	105	1,772	—	1,877
Expenses, other than interest	(29,059)	(7,997)	(3,793)	(40,849)
Interest expense	—	—	(104)	(104)

Income (loss) before Federal income taxes	$7,011	(1,834)	(1,801)	3,376

The following table provides additional detail of segment revenue components by product line.

	2003
	Nonstandard
	Personal Auto	Runoff
	Lines	Lines	Total
	(Dollar amounts in thousands)
Gross premiums written:
Personal auto	$32,803	—	32,803
Commercial auto	—	(14)	(14)
General liability	—	1,813	1,813
Other	—	(8)	(8)

Total gross premiums written	$32,803	1,791	34,594

Net premiums earned:
Personal auto	$31,830	—	31,830
Commercial auto	—	468	468
General liability	—	2,058	2,058
Other	—	33	33

Total net premiums earned	$31,830	2,559	34,389

GAINSCO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(10)	Contingencies

Securities Litigation

The Company is named as a defendant in a proceeding pending in the United States District Court for the Northern District of Texas, Fort Worth Division, styled, “Earl Culp, on behalf of himself, and all others similarly situated, Plaintiff, v. GAINSCO, INC., Glenn W. Anderson, and Daniel J. Coots, Defendants,” Civil Action No. 4:04-CV-723-Y. Defendant Anderson is the Company’s President and Chief Executive Officer, and Defendant Coots is the Company’s Senior Vice President and Chief Financial Officer. In the proceeding, which was initially filed in federal district court in Florida and is a consolidation of two previously separately pending actions filed at approximately the same time and involving essentially the same facts and claims, the plaintiff alleges violations of the Federal securities laws in connection with the Company’s acquisition, operation and divestiture of its former Tri-State, Ltd. (“Tri-State”) subsidiary, a South Dakota company selling non-standard personal auto insurance.

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

In general, the Second Amended Complaint alleges that during the class period the Company’s press releases and filings with the SEC contained non-disclosures and deceptive disclosures in respect of Tri-State, that the Company’s press releases and filings with the SEC disclosing the Company’s losses in 2000 and 2001 failed to disclose the alleged declining financial condition and declining profitability of Tri-State, and that the Company’s financial statements were not prepared in accordance with generally accepted accounting principles, all in violation of Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 there under. More particularly, the Second Amended Complaint includes allegations that (i) the Company issued a press release on November 17, 1999 announcing the acquisition of Tri-State and stating that the Tri-State acquisition was “expected to be minimally accretive to earnings” in 2000; (ii) the Company failed to disclose that it had imposed more lenient underwriting and claims procedures on Tri-State’s book of nonstandard personal automobile insurance policies than Tri-State’s former owners, causing a reduction in Tri-State’s net income; (iii) the Company hid problems it was having at Tri-State and failed to disclose that Tri-State had lost profitability almost immediately after the Company acquired Tri-State in January 2000; (iv) the Company “buried” Tri-State’s financial performance in its Lalande business segment or in the reporting of the Company’s overall financial performance; (v) the Company failed to disclose in a Form 8-K a lawsuit it had filed on July 7, 2001 against Herb Hill, the founder of Tri-State, contending that the Herb Hill lawsuit was a material pending legal proceeding; (vi) Defendant Anderson hid Tri-State’s performance from the Company’s board of directors; and (vii) the Company violated generally accepted accounting principles by failing to record an impairment in or write-down of approximately $5.4 million in goodwill attributable to the Tri-State acquisition until the Company announced the sale of Tri-State in August 2001 back to Herb Hill for $900,000.

The Second Amended Complaint does not specify the amount of damages plaintiff seeks. Discovery in the case is underway.

GAINSCO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
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

(11)	Quarterly Financial Data (Unaudited)

The following table contains selected unaudited consolidated financial data for each quarter (in thousands, except per share data):

	2005 Quarter				2004 Quarter
	Fourth	Third	Second	First	Fourth	Third	Second	First
Gross premiums written	$36,456	29,323	24,050	22,817	12,161	11,817	8,912	10,936
Total revenues	$32,729	27,179	22,165	17,514	14,369	12,407	11,536	10,565
Total expenses	$30,847	25,738	21,305	16,370	12,576	10,783	10,504	9,514
Net income	$5,453	1,415	860	1,144	1,793	1,624	1,032	1,051
Income (loss) per common share:
Basic	$.24	.05	.02	.02	.10	.07	(.02)	.00
Diluted	$.24	.05	.02	.02	.10	.07	(.02)	.00
Common share prices (a) High	$7.65	8.40	6.88	6.84	4.04	4.00	3.68	3.60
Low	$5.91	5.80	5.48	5.60	6.00	1.96	2.56	.84

(a)	As reported by the American Stock Exchange and the OTC Bulletin Board (adjusted for the reverse stock split).
(12)	Related Party

In February, 2005 the Company executed a Sponsorship Agreement with Stallings Capital Group Consultants, Ltd dba Blackhawk Motorsports (“Blackhawk”) pursuant to which the Company agreed to become primary sponsor of a Daylona Prototype Series racing team during a term commencing on the date of the agreement and continuing until January 31, 2006. The Sponsorship Agreement provides that, in consideration of the $440,000 sponsorship fee, the Company will receive various benefits customary for sponsors of Daylona Prototype Series racing teams, including rights relating to signage on team equipment and access for customers and agents to ceratin race facilities. the sponsorship fee recorded in expenses for 2005 was $440,000.

Blackhawk is owned and controlled by Mr. Stallings. The Company’s Board of Directors authorized entering into agreement, and in authorizing the agreement, the Board of Directors considered Mr. Stallings’ role and concluded that, under the circumstances, the Sponsorship Agreement is fair to, and in the best interests of, the Company. The Sponsorship Agreement contains provisions protecting the Company’s interests, including a termination provision that permits the Company unilaterally to terminate the agreement at any time and thereby case making installment payments of the sponsorship fee.

The Company renewed this agreement in February, 2006 for a sponsorship fee of $1,000,000 and is effective through December 31, 2006.

(13)	Subsequent Event

In January, 2006 a wholly-owned subsidiary, GAINSCO Capital Trust I, issued $25 million of 30-year capital securities. The capital securities require quarterly payments of interest at a floating interest rate equal to the 3-month LIBOR (London Interbank offered rate for U.S. dollar deposits) plus a margin of 3.85%. The capital securities will mature on March 31, 2036 and are redeemable at the Company’s option beginning after March 31, 2011, in whole or in part, at the liquidation amount of $1,000 per capital security. Payments under the capital securities are guaranteed by the Company.

GAINSCO, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
The net proceeds of the offering were used by GAINSCO Capital Trust I to acquire subordinated debentures of the Company that have the same maturity and bear interest at the same rate as the capital securities. The Company acquired 100% of the common securities of GAINSCO Capital Trust I. The Company used the proceeds to (i) redeem its outstanding Series A Preferred Stock held by Goff Moore Strategic Partners, L.P. (“GMSP”), (ii) to provide $5 million of capital to its insurance companies and the balance will be used for general corporate purposes.

The following table sets forth, as of December 31, 2005 our actual consolidated capitalization, and our pro forma consolidated capitalization reflecting the sale of the Subordinated debentures. This table includes the net proceeds of approximately $23.6 million, after deducting the offering discount, the Placement Agent’s fee and other estimated offering expenses.

	As December 31, 2005
		Unaudited
	Actual	Pro Forma
	(Amounts in thousands)
Note payable	$500	500
Subordinated debentures		25,000

Redeemable preferred stock (redemption value of $18,120)	16,644	— (1)

Common stock	2,022	2,022
Additional paid-in capital	132,844	132,844
Retained deficit	(77,487)	(78,963)
Accumulated other comprehensive income	(208)	(208)
Unearned compensation on restricted stock	(535)	(535)
Total shareholders’ equity	56,636	55,160

Total indebtedness, redeemable preferred stock shareholders’ equity	$73,780	80,660

(1)	Reflects use of approximately $18.5 million of net proceeds to redeem the redeemable preferred stock.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
SUPPLEMENTARY INFORMATION
The Board of Directors and Shareholders
GAINSCO, INC.:
Under date of March 31, 2006 we reported on the consolidated balance sheets of GAINSCO, INC. and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2005, as contained in the annual report on Form 10K for the year 2005. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index. These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statement schedules based on our audits.
In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
Our report refers to a change in accounting for share based payments in 2005 as a result of the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.
/s/ KPMG LLP
KPMG LLP
Dallas, Texas
March 31, 2006

Schedule I
GAINSCO, INC. AND SUBSIDIARIES
Summary of Investments — Other
Than Investments in Related Parties
(Amounts in thousands)

	As of December 31,
	2005		2004
		(Amounts in thousands)
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Type of investment
Fixed Maturities:
Bonds available for sale:
U.S. Treasury	$10,160	10,077	10,097	10,090
U.S. government agencies	10,871	10,819	22	23
Corporate bonds	35,629	35,448	8,363	9,079
Certificates of deposit	554	554	827	827

	57,214	56,898	19,309	20,019
Short-term investments	65,151	65,151	78,223	78,223

Total investments	$122,365	122,049	97,532	98,242

See accompanying report of independent registered public accounting firm on supplementary information.

Schedule II
CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
GAINSCO, INC.
(PARENT COMPANY)
Balance Sheets
December 31, 2005 and 2004

	2005	2004
	(Amounts in thousands)
Assets
Investments in subsidiaries	$70,597	43,313
Short term investments	1,678	842
Cash	81	3
Receivables from subsidiaries	45	116
Current Federal income taxes	—	8
Deferred Federal income taxes (net of valuation allowance $4,802 in 2005 and $4,943 in 2004)	612	—
Other assets	204	2,055
Goodwill	609	609

Total assets	$73,826	46,946

Liabilities, Redeemable Preferred Stock and Shareholders’ Equity
Liabilities:
Accounts payable	$1	400
Note payable	500	—
Current Federal income taxes	9	—
Other liabilities	36	—

Total liabilities	546	400

Redeemable convertible preferred stock – Series A ($1,000 stated value, 31,620 shares authorized, 18,120 shares issued at December 31, 2005, 31,620 shares authorized, 31,620 shares issued at December 31, 2004), liquidation value of $18,120 at December 31, 2005 and $31,620 at December 31, 2004	16,644	27,737
Redeemable convertible preferred stock – Series B ($1,000 stated value, 3,000 shares authorized, 3,000 shares issued at December 31, 2004), liquidation value of $3,000 at December 31, 2004	—	2,955
Redeemable preferred stock – Series C ($1,000 stated value, 3,000 shares authorized, 3,000 shares issued at December 31, 2004), at liquidation value	—	3,000

	16,644	33,692

Shareholders’ equity:
Common stock ($.10 par value, 62,500,000 shares authorized, 20,225,574 shares issued at December 31, 2005 and 250,000,000 shares authorized, 22,013,830 shares issued at December 31, 2004)	2,022	2,201
Common stock warrants	—	330
Additional paid-in capital	132,844	101,076
Retained deficit	(77,487)	(83,527)
Accumulated other comprehensive income	(208)	469
Unearned compensation on restricted stock	(535)	—
Treasury stock, at cost (844,094 shares at December 31, 2004)	—	(7,695)

Total shareholders’ equity	56,636	12,854

Total liabilities and shareholders’ equity	$73,826	46,946

See accompanying notes to condensed financial statements.
See accompanying report of independent registered public accounting firm on supplementary information.

Schedule II
CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
GAINSCO, INC.
(PARENT COMPANY)
Statements of Operations
Years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	(Amounts in thousands)
Revenues:
Dividend income	$—	4,922	3,878
Investment income	163	24	46

Total revenues	163	4,946	3,924

Expenses:
Interest expense	1	—	104
Operating expense	3,387	1,290	1,118

Total expenses	3,388	1,290	1,222

Operating (loss) income before Federal income taxes	(3,225)	3,656	2,701

Federal income taxes:
Current expense (benefit)	26	(8)	—
Deferred benefit	(612)	—	—

	(586)	(8)	—

(Loss) income before equity in undistributed income of subsidiaries	(2,639)	3,665	2,701
Equity in undistributed income of subsidiaries	11,511	1,844	675

Net income	$8,872	5,509	3,376

Net income (loss) available to common shareholders	$6,040	928	(389)

Earnings (loss) per common share:
Basic	$.33	.15	(0.06)

Diluted	$.33	.15	(0.06)

See accompanying notes to condensed financial statements.
See accompanying report of independent registered public accounting firm on supplementary information.

Schedule II
CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
GAINSCO, INC.
(PARENT COMPANY)
Statements of Shareholders’ Equity and Comprehensive Income (Loss)
Years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Common stock:
Balance at beginning of year	$2,201	2,201	2,201
Stock issued	5,965	—	—
Reverse stock split	(6,060)	—	—
Cancellation of treasury shares	(84)	—	—

Balance at end of year	$2,022	2,201	2,201

Common stock warrants:
Balance at beginning of year	$330	540	540
Series A warrants expired	—	(210)	—
Warrants exchanged	(180)	—	—
Series B warrants written down	(150)	—	—

Balance at end of year	$—	330	540

Additional paid-in capital:
Balance at beginning of year	$101,076	100,866	100,866
Warrants expired	—	210	—
Warrants exchanged	180	—	—
Warrants written down	150	—	—
Common stock issued	33,842	—	—
Common stock reverse split	6,060	—	—
Cancellation of treasury shares	(7,610)	—	—
Series A preferred stock discount	200	—	—
Restricted stock units granted	1,369	—	—
Costs associated with common stock issuance	(2,423)	—	—

Balance at end of year	$132,844	101,076	100,866

(continued)

Schedule II
CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
GAINSCO, INC.
(PARENT COMPANY)
Statements of Shareholders’ Equity and Comprehensive Income (Loss)
Years ended December 31, 2005, 2004 and 2003

	2005		2004		2003
Retained (deficit) earnings:
Balance at beginning of year	$(83,527)		(84,455)		(84,067)
Net income for year	8,872	8,872	5,509	5,509	3,376	3,376
Redemption of series C preferred stock	(416)		—		—
Series B preferred stock exchange	(282)		—		—
Accrued dividends — redeemable preferred stock	(1,093)		(1,139)		(740)
Accretion of discount on redeemable preferred shares	(1,041)		(3,442)		(3,024)

Balance at end of year	$(77,487)		(83,257)		(84,455)

Accumulated other comprehensive income:
Balance at beginning of year	$469		1,955		2,401
Unrealized losses on securities, net of reclassification adjustment, net of tax	(677)	(677)	(1,486)	(1,486)	(446)	(446)

Comprehensive income		8,195		4,023		2,930

Balance at end of year	$(208)		469		1,955

Unearned compensation on restricted stock
Balance at beginning of year	$—		—		—
Issuance of restricted common stock	(660)		—		—
Amortization of unearned compensation	125		—		—

Balance at end of year	(535)		—		—

Treasury stock:
Balance at beginning of year	(7,695)		(7,695)		(7,695)
Cancellation of treasury shares	7,695		—		—

Balance at end of year	—		(7,695)		(7,695)

Total shareholders’ equity end of year	56,636		12,854		13,413

See accompanying notes to condensed financial statements.

See accompanying report of independent registered public accounting firm on supplementary information.

Schedule II
CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
GAINSCO, INC.
(PARENT COMPANY)
Statements of Cash Flows
Years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$8,872	5,509	3,376
Adjustments to reconcile net loss to cash provided by (used for) operating activities:
Non-cash compensation expense	1,989	—	—
Change in net receivables from/payables to subsidiaries	71	(137)	(198)
Change in other assets	1,851	(1,885)	(120)
Change in other liabilities	36	—	(90)
Change in accounts payable	(399)	400	—
Equity in income of subsidiaries	(11,511)	(1,844)	(674)
Change in deferred federal income taxes	(612)
Change in current federal income taxes	17	(8)	(1,238)

Net cash provided by operating activities	314	2,034	1,055

Cash flows from investing activities:
Change in short term investments	(836)	901	2,718
Capital contributions to subsidiaries (Note 2)	(16,450)	—	—

Net cash provided by (used for) investing activities	(17,286)	901	2,718

Cash flows from financing activities:
Dividend payment on redeemable preferred stock	(1,093)	(3,011)	—
Redemption of preferred stock	(3,416)	—	—
Issuance of common stock	23,482	—	—
Costs associated with common stock issuance	(2,423)	—	—
Draw (payment) on note payable	500	—	(3,700)

Net cash provided by (used for) financing	17,050	(3,011)	(3,700)

Net increase (decrease) in cash	78	(76)	74
Cash at beginning of year	3	79	5

Cash at end of year	$81	3	79

See accompanying notes to condensed financial statements.

See accompanying report of independent registered public accounting firm on supplementary information.

Schedule II
CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
GAINSCO, INC.
(PARENT COMPANY)
Notes to Condensed Financial Statements
December 31, 2005, 2004 and 2003
(1)	General

The accompanying condensed financial statements should be read in conjunction with the notes to the consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 included elsewhere in this Annual Report.

(2)	Related Parties

The Company contributed $16,000,000 in cash to the capital of General Agents during 2005 in order to increase their underwriting capacity. The remaining amount of capital contributions to subsidiaries was primarily related to the liquidation of inactive non-insurance subsidiaries in 2005. In the first quarter of 2006, the Company contributed $5,000,000 in cash to the capital of General Agents.

The following table presents the components of the net receivable from and payable to subsidiaries at December 31, 2005 and 2004:

	2005	2004
	(Amounts in thousands)
Name of subsidiary
General Agents Insurance Company of America, Inc.	$23	—
National Specialty Lines, Inc.	15	—
MGA Insurance Company, Inc.	7	—
Agents Processing Systems, Inc.	$—	1,069
GAINSCO Service Corp	—	(953)

Net receivable (payable) to subsidiaries	$45	116

See accompanying report of independent registered public accounting firm on supplementary information.

Schedule III
GAINSCO, INC. AND SUBSIDIARIES
Supplementary Insurance Information
Years ended December, 2005, 2004 and 2003
(Amounts in thousands)

				Other				Amortization
	Deferred	Reserves		policy				of deferred	Other
	policy	for claims		claims and	Net	Net	Claim	policy	operating	Net
	acquisition	and claim	Unearned	benefits	premiums	Investment	and claim	acquisition	costs and	premiums
Segment	costs (1)	expenses	premiums	payable	earned	Income	expenses	costs (2)	expenses	written
Year ended December 31, 2005:
Nonstandard personal auto	$7,318	27,346	39,476	2,669	85,768	2,310	62,306	19,657	36,174	112,164
Runoff lines	—	51,157	—	796	(13)	1,197	(4,558)	—	2,842	(14)
Other	—	—	—	—	—	162	—	—	4,762	—

Total	$7,318	78,503	39,476	3,465	85,755	3,669	57,748	19,657	43,778	112,150

Year ended December 31, 2004:
Nonstandard personal auto	$1,719	13,823	13,081	925	39,048	1,291	27,371	1,090	12,205	43,541
Runoff lines	—	81,722	1	585	18	994	(363)	5,779	2,261	12
Other	—	—	—	—	—	24	—	—	2,993	—

Total	$1,719	95,545	13,082	1,510	39,066	2,309	27,008	6,869	17,459	43,553

Year ended December 31, 2003:
Nonstandard personal auto	$1,291	12,718	8,588	802	31,830	1,250	19,713	(4,751)	9,143	32,805
Runoff lines	—	107,915	7	652	2,559	1,832	5,803	9,888	2,118	1,777
Other	—	—	—	—	—	46	—	—	3,793	—

Total	$1,291	120,633	8,595	1,454	34,389	3,128	25,516	5,137	15,054	34,582

(1)	Net of deferred ceding commission income.

(2)	Net of the amortization of deferred ceding commission income.

See accompanying report of independent registered public accounting firm on supplementary information.

Schedule IV
GAINSCO, INC. AND SUBSIDIARIES
Reinsurance
Years ended December 31, 2005, 2004 and 2003
(Amounts in thousands, except percentages)

					Percentage
		Ceded to	Assumed		of amount
	Direct	other	from other	Net	assumed
	amount	companies	companies	amount	to net

Year ended December 31, 2005:
Premiums earned:
Property and casualty	$74,816	—	—	74,816
Reinsurance	—	(495)	11,434	10,939

Total	$74,816	(495)	11,434	85,755	13.3%

Year ended December 31, 2004:
Premiums earned:
Property and casualty	$37,643	—	—	37,643
Reinsurance	—	(274)	1,697	1,423

Total	$37,643	(274)	1,697	39,066	4.3%

Year ended December 31, 2003:
Premiums earned:
Property and casualty	$32,548	—	—	32,548
Reinsurance	—	(83)	1,924	1,841

Total	$32,548	(83)	1,924	34,389	5.6%

See accompanying report of independent registered public accounting firm on supplementary information.

Schedule VI
GAINSCO, INC. AND SUBSIDIARIES
Supplemental Information
Years ended December 31, 2005, 2004 and 2003
(Amounts in thousands)

	Column A	Column B	Column C	Column E	Column F	Column H	Column I		Column J	Column K	Column L
							Claims and claim
			Reserves				adjustment
			for unpaid				expenses incurred		Amortization	Paid
		Deferred	claims				related to		of deferred	claims and
	Affiliation	policy	and claim		Net	Net			policy	claim	Net
	with	acquisition	adjustment	Unearned	earned	investment	Current	Prior	acquisition	adjustment	premiums
Segment	registrant	costs (1)	expenses	premiums	premiums	income	year	year	costs (2)	expenses	written
Year ended December 31, 2005
Nonstandard Personal auto	$—	7,318	27,346	39,476	85,768	2,310	60,322	1,984	19,657	48,858	112,164

Runoff lines	—	—	51,157	—	(13)	1,197	(8,460)	3,902	—	11,541	(14)

Other	—	—	—	—	—	162	—	—	—	—	—

Total	$—	7,318	78,503	39,476	85,755	3,669	51,862	5,886	19,657	60,399	112,150

Year ended December 31, 2004
Nonstandard
Personal auto	$—	1,719	13,823	13,081	39,048	1,291	29,840	(2,469)	1,090	25,155	43,541
Runoff lines	—	—	81,722	1	18	994	(932)	569	5,779	19,940	12
Other	—	—	—	—	—	24	—	—	—	—	—

Total	$—	1,719	95,545	13,082	39,066	2,309	28,908	(1,900)	6,869	45,095	43,553

Year ended December 31, 2003:
Nonstandard
Personal auto	$—	1,291	12,718	8,588	31,830	1,250	22,186	(2,473)	(4,751)	20,181	32,805

Runoff lines	—	—	107,915	7	2,559	1,832	779	5,024	9,888	25,235	1,777

Other	—	—	—	—	—	46	—	—	—	—	—

Total	$—	1,291	120,633	8,595	34,389	3,128	22,965	2,551	5,137	45,416	34,582

(1)	Net of deferred ceding commission income.

(2)	Net of the amortization of deferred ceding commission income.

See accompanying report of independent registered public accounting firm on supplementary information.