Form 10-Q
period 2006-03-31
GAINSCO INC
filed 2006-05-15
CIK 786344

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
Quarterly Report under Section 13 or 15(d) of the
Securities Exchange Act of 1934

For Quarter Ended March 31, 2006	Commission File Number 1-9828
GAINSCO, INC.
(Exact name of registrant as specified in its charter)

Texas	75-1617013
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3333 Lee Parkway, Suite 1200, Dallas, Texas	75219
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(972) 629-4301
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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes ☐	No ☑
As of May 8, 2006 there were 20,214,461 shares of the registrant’s Common Stock ($.10 par value) outstanding.

GAINSCO, INC. AND SUBSIDIARIES
INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Review Report of Independent Registered Public Accounting Firm	1

	Condensed Consolidated Balance Sheets as of March 31, 2006 (unaudited) and December 31, 2005	2

	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2006 and 2005 (unaudited)	4

	Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Three Months Ended March 31, 2006 (unaudited) and the Twelve Months Ended December 31, 2005	5

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2005 (unaudited)	7

	Notes to Condensed Consolidated Financial Statements March 31, 2006 and 2005 (unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	31

Item 4.	Controls and Procedures	32

PART II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	33

Item 6.	Exhibits	33

SIGNATURE		35
Awareness Letter of KPMG LLP
Section 302 Certification - CEO
Section 302 Certification - CFO
Certificate Pursuant to Section 906 - CEO
Certificate Pursuant to Section 906 - CFO

(i)

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Review Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
GAINSCO, INC.:
We have reviewed the condensed consolidated balance sheet of GAINSCO, INC. and subsidiaries (“the Company”) as of March 31, 2006, the related condensed consolidated statements of operations for the three-month periods ended March 31, 2006 and 2005, the related condensed consolidated statement of shareholders’ equity and comprehensive income for the three-month period ended March 31, 2006 and the related condensed consolidated statements of cash flows for the three-month periods ended March 31, 2006 and 2005. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of GAINSCO, INC. and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated March 31, 2006, we expressed an unqualified opinion on those consolidated financial statements. Our report refers to a change in accounting for Share-Based Payment as a result of the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment on October 1, 2005. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005, and the condensed consolidated statement of shareholders’ equity and comprehensive income for the year ended December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.

/s/ KPMG LLP

Dallas, Texas
May 15, 2006

GAINSCO, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share data)

	March 31,
	2006	December 31,
	(unaudited)	2005
Assets
Investments
Fixed maturities:
Bonds available for sale, at fair value (amortized cost: $66,468 – 2006, $56,660 – 2005)	$65,868	56,344
Certificates of deposit, at cost (which approximates fair value)	500	554
Short-term investments, at cost (which approximates fair value)	56,623	65,151

Total investments	122,991	122,049

Cash	12,266	8,111
Accrued investment income	1,403	1,211
Premiums receivable (net of allowance for doubtful accounts: $950 – 2006, $440 – 2005)	54,254	36,108
Reinsurance balances receivable (net of allowance for doubtful accounts: $126 – 2006, $148 – 2005) (note 2)	6,655	5,150
Ceded unpaid claims and claim adjustment expenses (note 2)	17,838	22,672
Deferred policy acquisition costs	10,484	7,318
Property and equipment (net of accumulated depreciation and amortization: $3,699 – 2006, $3,793 – 2005)	2,048	1,781
Deferred Federal income taxes (net of valuation allowance: $23,359 – 2006, $23,446 – 2005) (note 1)	3,986	3,723
Other assets	8,937	3,482
Goodwill (note 1)	609	609

Total assets	$241,471	212,214

	(Continued)

GAINSCO, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share data)

	March 31,
	2006	December 31,
	(unaudited)	2005
Liabilities and Shareholders’ Equity
Liabilities:

Unpaid claims and claim adjustment expenses	$76,149	78,503
Unearned premiums	55,551	39,476
Premiums payable	9,716	5,134
Commissions payable	7,349	4,825
Accounts payable	4,065	4,630
Reinsurance balances payable	3,393	1,579
Deferred reinsurance gains	455	462
Drafts payable	3,599	3,465
Note payable (note 3)	500	500
Subordinated debentures (note 4)	25,000	—
Current Federal income taxes (note 1)	1	9
Other liabilities	115	351

Total liabilities	185,893	138,934

Redeemable convertible preferred stock — Series A ($1,000 stated value, 31,620 shares authorized, 18,120 shares issued at December 31, 2005, liquidation value of $18,120 at December 31, 2005) (note 5)	—	16,644

Shareholders’ Equity (note 5):

Common stock ($.10 par value, 62,500,000 shares authorized, 20,225,574 shares issued at March 31, 2006 and December 31, 2005)	2,022	2,022

Common stock warrants	—	—
Additional paid-in capital	132,645	132,309
Retained deficit	(78,595)	(77,487)
Accumulated other comprehensive loss (note 1)	(396)	(208)
Treasury stock, at cost (11,113 shares at March 31, 2006)	(98)	—

Total shareholders’ equity	55,578	56,636

Commitments and contingencies (note 7)
Total liabilities and shareholders’ equity	$241,471	212,214

     See accompanying review report of KPMG LLP and notes to condensed consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(Amounts in thousands, except per share data)

	Three months ended March 31,
	2006	2005
Revenues:
Net premiums earned (note 2)	$38,758	15,719
Net investment income	1,508	602
Net realized losses (note 1)	(4)	—
Agency revenues	2,817	1,063
Other (loss) income	(29)	130

Total revenues	43,050	17,514

Expenses:

Claims and claims adjustment expenses (note 2)	26,913	10,037
Policy acquisition costs	6,696	2,124
Interest expense (notes 3,4)	460	—
Underwriting and operating expenses	8,417	4,209

Total expenses	42,486	16,370

Income before Federal income taxes	564	1,144

Federal income taxes:
Current expense	1	—
Deferred benefit	(167)	—

Total taxes	(166)	—

Net income	$730	1,144

Net loss available to common shareholders	$(1,108)	(200)

Loss per common share (note 1):
Basic	$(.05)	(.01)

Diluted	$(.05)	(.01)

     See accompanying review report of KPMG LLP and notes to condensed consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income
(Amounts in thousands)

	Three months ended
	March 31, 2006	Twelve months ended
	(unaudited)	December 31, 2005
Common stock:
Balance at beginning of period	$2,022	2,201
Stock issued	—	5,965
Reverse stock split	—	(6,060)
Cancellation of treasury shares	—	(84)

Balance at end of period	$2,022	2,022

Common stock warrants:
Balance at beginning of period	$—	330
Warrants exchanged	—	(180)
Series B warrants written down	—	(150)

Balance at end of period	$—	—

Additional paid-in capital:
Balance at beginning of period	$132,308	101,076
Warrants exchanged	—	180
Warrants written down	—	150
Common stock issued	—	33,842
Common stock reverse split	—	6,060
Issuance of restricted common stock	—	(660)
Amortization of unearned compensation	33	125
Cancellation of treasury shares	—	(7,610)
Series A preferred stock discount	—	200
Restricted stock units granted	304	1,369
Costs associated with common stock issuance	—	(2,423)

Balance at end of period	$132,645	132,309

(continued)

GAINSCO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income
(Amounts in thousands)

	Three months ended
	March 31, 2006		Twelve months ended
	(unaudited)		December 31, 2005
Retained (deficit) earnings:
Balance at beginning of period	$(77,487)		(83,527)
Net income	730	730	8,872	8,872
Redemption of series A preferred stock	(1,440)		—
Redemption of series C preferred stock	—		(416)
Series B preferred stock exchange	—		(282)
Accrued dividends — redeemable preferred shares	(362)		(1,093)
Accretion of discount on redeemable preferred shares	(36)		(1,041)

Balance at end of period	$(78,595)		(77,487)

Accumulated other comprehensive income
Balance at beginning of period	$(208)		469
Unrealized losses on securities, net of reclassification adjustment, net of tax (note 1)	(188)	(188)	(677)	(677)

Comprehensive income		542		8,195

Balance at end of period	$(396)		(208)

Treasury stock
Balance at beginning of period	$—		(7,695)
Purchase of treasury shares	(98)		—
Cancellation of treasury stock	—		7,695

Balance at end of period	$(98)		—

Total shareholders’ equity at end of period	$55,578		56,636

     See accompanying review report of KPMG LLP and notes to condensed consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Three months ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$730	1,144
Adjustments to reconcile net income to cash used for operating activities:
Depreciation and amortization	155	54
Non-cash compensation expense	337	330
Realized losses	(4)	—
Deferred Federal income tax benefit	(167)	—
Change in accrued investment income	(192)	(57)
Change in premiums receivable	(18,146)	(6,377)
Change in reinsurance balances receivable	(1,505)	(2,869)
Change in ceded unpaid claims and claim adjustment expenses	4,834	4,703
Change in ceded unearned premiums	—	(131)
Change in deferred policy acquisition costs	(3,166)	(1,357)
Change in other assets	(1,126)	1,503
Change in unpaid claims and claim adjustment expenses	(2,354)	(7,888)
Change in unearned premiums	16,075	7,986
Change in premiums payable	4,582	365
Change in commissions payable	2,524	509
Change in accounts payable	(565)	(872)
Change in reinsurance balances payable	1,814	309
Change in deferred reinsurance gains	(7)	(130)
Change in drafts payable	134	307
Change in other liabilities	(236)	(7)
Change in current Federal income taxes	(8)	—

Net cash provided by (used for) operating activities	$3,709	(2,478)

(continued)

GAINSCO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Three months ended March 31,
	2006	2005
Cash flows from investing activities:
Bonds available for sale:
Sold	$816	—
Matured	1,011	3
Purchased	(11,617)	(4,124)
Certificates of deposit matured	54	278
Securities sold but not settled	(3,000)	—
Net change in short term investments	8,528	4,505
Property and equipment purchased	(437)	(132)

Net cash (used for) provided by investing activities	(4,645)	530

Cash flows from financing activities:
Issuance of subordinated debentures	23,671	—
Purchase of treasury shares	(98)	—
Dividend payment on redeemable preferred stock	(362)	(62)
Redemption of preferred stock	(18,120)	(3,416)
Issuance of common stock	—	8,696
Costs associated with common stock issuance	—	(2,200)

Net cash provided by financing activities	5,091	3,018

Net increase in cash	4,155	1,070
Cash at beginning of period	8,111	3,853

Cash at end of period	$12,266	4,923

     See accompanying review report of KPMG LLP and notes to condensed consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(See accompanying review report of KPMG LLP)
(Unaudited)
(1)	Background and Summary of Accounting Policies
(a)	Basis of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of GAINSCO, INC. (“GAN”) and its wholly-owned subsidiaries (collectively, the “Company”), General Agents Insurance Company of America, Inc. (“General Agents”), Risk Retention Administrators, Inc., GAINSCO Service Corp. (“GSC”), Lalande Financial Group, Inc. (“Lalande”), National Specialty Lines, Inc. (“NSL”) and DLT Insurance Adjusters, Inc. (“DLT”) (Lalande, NSL and DLT collectively, the “Lalande Group”). General Agents has one wholly owned subsidiary, MGA Insurance Company, Inc. (“MGA”) which, in turn, owns 100% of MGA Agency, Inc. All significant intercompany accounts have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements are prepared on the basis of U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments, except as otherwise described herein, consist of normal recurring accruals. Certain prior year amounts have been reclassified to conform to current year presentation.

Certain disclosures have been condensed or omitted from these financial statements. Accordingly, these financial statements should be read with the consolidated financial statements included in our 2005 annual report on Form 10-K.

(b)	Nature of Operations

The Company’s nonstandard personal automobile products are primarily aligned with customers seeking to purchase basic coverage and limits of liability required by statutory requirements, or slightly higher. Our products include coverage for third party liability, for bodily injury and physical damage, as well as collision and comprehensive coverage for theft, physical damage and other perils for an insured’s vehicle. Within this context, we offer our product to a wide range of customers who present varying degrees of potential risk to the company, and we strive to price our product to reflect this range of risk accordingly, in order to earn an underwriting profit. Simultaneously, when actuarially prudent, we attempt to position our product price to be competitive with other companies offering similar products to optimize our likelihood of securing our targeted customers. We offer flexible premium down payment, installment payment, late payment, and policy reinstatement plans that we believe help us secure new customers and retain existing customers, while generating an additional source of income from fees that we charge for those services. We write six month policies with the exception of California, where our policies have a one year term, and South Carolina, where we offer six month and one year policies.

GAINSCO, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(See accompanying review report of KPMG LLP)
(Unaudited)
GAN will use cash during 2006 primarily for: (1) interest on the note payable and the subordinated debentures, (2) administrative expenses, and (3) investments. The primary source of cash to meet these obligations are statutory permitted dividends from its insurance subsidiary, General Agents, and cash held by GAN.

(c)	Investments

Bonds available for sale are stated at fair value. Short-term investments and certificates of deposit are stated at cost. Fair values for investments were obtained from published valuation guides.

Investment securities are exposed to various risks such as interest rate, market and credit risk. Fair values of securities fluctuate based on the magnitude of changing market conditions. The Company continually monitors its portfolio for pricing changes, which might indicate potential impairments, and performs reviews of securities with unrealized losses. In such cases, changes in fair value are evaluated to determine the extent to which such changes are attributable to (i) fundamental factors specific to the issuer, such as financial conditions, business prospects or other factors, or (ii) market-related factors, such as interest rates. When a security in the Company’s investment portfolio has an unrealized loss in fair value that is deemed to be other than temporary, the Company reduces the book value of such security to its current fair value, recognizing the decline as a realized loss in the income statement. Any future decreases not determined to be other than temporary, as well as increases in the fair value of securities previously written down, are reflected as changes in unrealized gains (losses), net of deferred income taxes, reported in accumulated other comprehensive income.

Accrued investment income is the interest earned on securities which has been recognized in the results of operations, but the cash has not been realized from the various security issuers. This accrual is based on the terms of each of the various securities and uses the ‘scientific method’ for amortizing the premium and accruing the discounts. Realized gains (losses) on securities are computed based upon the “specific identification” method and include write downs on securities considered to have other than temporary declines in fair value.

The unrealized gains on investments at March 31, 2006 and December 31, 2005 are set forth in the following table:

	March 31, 2006	December 31, 2005
	(Amounts in thousands)
Bonds available for sale:
Unrealized loss	$(600)	(316)
Deferred tax benefit	204	108

Net unrealized loss	$(396)	(208)

GAINSCO, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(See accompanying review report of KPMG LLP)
(Unaudited)
Proceeds from the sale of bond securities approximated $816,000 for the three months ended March 31, 2006. There were no sales of bond securities for the three months ended March 31, 2005.

Realized losses on investments approximated $4,000 for the three months ended March 31, 2006. There were no realized losses for the three months ended March 31, 2005 and no realized gains for the three months ended March 31, 2006 and 2005.

(d)	Federal Income Taxes

The Company and its subsidiaries file a consolidated Federal income tax return. Deferred income tax items are accounted for under the “asset and liability” method which provides for temporary differences between the carrying amounts for financial statement purposes and for tax purposes, primarily deferred policy acquisition costs, the discount on unpaid claims and claim adjustment expenses, net operating loss carryforwards and the nondeductible portion of the change in unearned premiums. The Company paid $9,000 in Federal income taxes during the three months ended March 31, 2006. The Company did not pay any Federal income taxes during the three months ended March 31, 2005.

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

As of March 31, 2006 the Company has net operating loss carryforwards for tax purposes aggregating $68,703,000. These net operating loss carryforwards of $20,433,000, $33,950,000, $13,687,000 and $633,000, if not utilized, will expire in 2020, 2021, 2022 and 2023, respectively. The tax benefit of the net operating loss carryforwards is $23,359,000, which is calculated by applying the Federal statutory income tax rate of 34% against the net operating loss carryforwards of $68,703,000.

GAINSCO, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(See accompanying review report of KPMG LLP)
(Unaudited)
(e)	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2006	2005
	(Amounts in thousands)
Numerator:
Net income	$730	1,144
Preferred stock dividends	(362)	(273)
Accretion of discount on preferred stock	(1,476)	(1,071)

Numerator for basic earnings per share — income (loss) available to common shareholders	$(1,108)	(200)

Effect of dilutive securities:
Preferred stock dividends	362	273
Accretion of discount on preferred stock	1,476	1,071

	1,838	1,344

Numerator for diluted earnings per share — income available to common shareholders after assumed conversions	$730	1,144

Denominator:
Denominator for basic earnings per share — weighted average shares	20,222	15,921

Effect of dilutive securities:
Restricted stock units	1,211	—
Convertible preferred stock	—	888

Dilutive potential common shares	1,211	888

Denominator for diluted earnings per share — adjusted weighted average shares & assumed conversions	21,433	16,809

Basic earnings per share	$(.05)	(.01)

Diluted earnings per share *	$(.05)	(.01)

*	The effect of convertible preferred stock caused diluted earnings (loss) per share to be antidilutive for the 2006 and 2005 periods presented; therefore, diluted earnings (loss) per share is reported the same as basic earnings (loss) per share. Weighted average shares for all years presented have been adjusted for the rights offering in August 2005, as well as the reverse stock split in November 2005. In 2005, Series A Preferred Stock was convertible into an aggregate of 888,000 shares of Common Stock. Options can be exercised to purchase an aggregate of 180,000 shares of Common Stock. Warrants can be exercised to purchase an aggregate of 388,000 shares of Common Stock. Convertible preferred stock, options and warrants are convertible or exercisable at prices in excess of the price of the Common Stock on March 31, 2006.

GAINSCO, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(See accompanying review report of KPMG LLP)
(Unaudited)
(f)	Stock-Based Compensation

In October 1995, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument. Under SFAS No. 123, the Company elected to measure compensation costs using the intrinsic value based method of accounting prescribed by APB 25 “Accounting for Stock Issued to Employees.” There have been no options granted since 2000.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of SFAS No. 123.” This Statement amends SFAS No. 123, “Accounting for Stock Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements.

The Company applied APB 25 and related Interpretations in accounting for its plans until the fourth quarter of 2005 when the Company early adopted SFAS No. 123R. SFAS No. 123R “Share Based Payment” requires recognition in the statements of operations the fair value of stock options and other equity-based compensation issued to employees and nonemployees. Accordingly, no compensation cost was recognized for its stock option plans prior to October 1, 2005. Had compensation cost been determined consistent with SFAS No. 123 for the options granted, the Company’s net income and earnings per share would have been the pro forma amounts indicated below:

Three months ended
March 31,2005,
(Amounts in thousands)
Numerator:
Net income as reported	$1,144
Compensation cost	(33)

Pro forma net income	1,111
Effect of dilutive securities	(1,344)

Numerator for pro forma basic earnings (loss) per share — pro forma income (loss) available to common shareholders	$(233)
Effect of dilutive securities	1,344

Numerator for pro forma diluted earnings per share — pro forma income available to common shareholders after assumed conversions	$1,111

Denominator:
Denominator for basic earnings per share — weighted average shares	15,921

Denominator for diluted earnings per share — adjusted weighted average shares & assumed conversions	16,809

Basic earnings per share	$(.01)

Diluted earnings per share *	$(.01)

*	The effects of convertible preferred stock and common stock equivalents are antidilutive for all periods presented; therefore, pro forma diluted earnings per share is reported the same as pro forma basic earnings per share.

GAINSCO, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(See accompanying review report of KPMG LLP)
(Unaudited)
(g)	Accumulated Other Comprehensive Income

The following schedule presents the components of other comprehensive loss:

	Three months ended March 31,
	2006	2005
	(Amounts in thousands)
Unrealized losses on securities:
Unrealized holding loss during period	$(280)	(256)
Less: Reclassification adjustment for amounts included in net income for realized losses	(4)	—

Other comprehensive loss before Federal income taxes	(284)	(256)
Federal income tax benefit	96	87

Other comprehensive loss	$(188)	(169)

(h)	Goodwill

Goodwill represents the excess of purchase price over fair value of net assets acquired. The goodwill recorded is related to the 1998 acquisition of the Lalande Group and reflects a value no more than the estimated fair valuation of combined agency and claims handling operations of this type in the nonstandard personal auto marketplace. Goodwill is subject to an annual impairment test, or earlier if certain factors are present, based on its estimated fair value. Therefore, additional impairment losses could be recorded in future periods. No losses were recorded in the periods presented.

(i)	Accounting Pronouncements

In November 2005, the FASB issued FASB Staff Position (FSP) 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP provides additional guidance on when an investment in a debt or equity security should be considered impaired and when that impairment should be considered other-than-temporary and recognized as a loss in earnings. Specifically, the guidance clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The FSP also requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Refer to Note 1(c) for these disclosures. Management has applied the guidance in this FSP.

In May 2005 the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 requires that changes in accounting principle be retrospectively applied. Under retrospective application, the new accounting principle is applied as of the beginning of the first period presented as if that principle had always been used. The cumulative effect of the change is reflected in the carrying value of assets and liabilities as of the first period presented and the offsetting adjustments would be recorded to opening retained earnings. SFAS No. 154 replaces APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 is effective for the Company beginning in fiscal year 2006.

GAINSCO, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(See accompanying review report of KPMG LLP)
(Unaudited)
(j)	Benefit Plans

As previously mentioned in Note 1(f), the Company early adopted SFAS No. 123R in the fourth quarter of 2005. In November 2005 the shareholders approved the 2005 Long-Term Incentive Compensation Plan (“2005 Plan”) which provides for a maximum of 2,020,000 shares of Common Stock to be available under the 2005 Plan. There are two types of awards, restricted stock units (“RSU”) and restricted stock. The RSU awards are intended for key employees of the Company and are based on the completion of the related service period and the attainment of specific performance criteria. There were 1,211,000 RSU’s granted in 2005 by the Compensation Committee of the Board of Directors, with 20% vesting available in each year beginning with 2006 through 2010, assuming the completion of the related service period and achievement of specific applicable performance levels. There were 210,000 RSU’s awarded in 2005 for which $1,369,000 of compensation cost was recognized in 2005 based on the closing price ($6.52 per share) of our Common Stock on the date of grant and the Company’s assessment of the vesting probability of these awards. In addition, 26,000 shares of restricted stock were granted by the four Board of Directors to non-employee directors in 2005, which were expensed in 2005 for $166,000 based on the closing price ($6.52 per share) of our Common Stock on the date of grant. The related compensation cost for both the restricted stock and RSU’s is recorded in the Underwriting and operating expenses line item, consistent with other compensation to these individuals. As of March 31, 2006, unrecognized expense related to nonvested 2005 Plan awards totaled $6,223,000 (1,001,000 RSU’s), which is expected to be recognized over a period of four years, assuming the completion of the related service period and achievement of specific applicable performances levels. The 2005 Plan will terminate on December 31, 2010, unless it is terminated earlier by the Board.

The Company will recognize compensation expense for awards based on probability that the related service period and performance level will be achieved depending on the relative satisfaction of the performance level based upon performance to date. As of March 31, 2006, an additional $304,000 was recognized as compensation expense.

At December 31, 2005, the Company had two plans under which options to purchase shares of GAN’s common stock could be granted: the 1995 Stock Option Plan (“95 Plan”) and the 1998 Long-Term Incentive Plan (“98 Plan”). The 95 Plan was approved by the shareholders on May 10, 1996, and 268,000 shares currently are reserved under this plan. The 98 Plan was approved by the shareholders on July 17, 1998, and the aggregate number of shares of common stock that may be issued under the 98 Plan is limited to 250,000 and 149,000 shares currently are reserved and available for issuance under this plan.

The Company entered into executive severance agreements with two executive officers, Richard M. Buxton and Daniel J. Coots. The agreements generally provide that the Company shall pay the executive, upon termination of the employment of the executive by the Company without cause or by the executive with good reason during the term of the agreement, a lump sum severance amount equal to the base annual salary of the executive as of the date that the executive’s employment with the Company ends. The executive severance agreements do not supersede change in control agreements or any other severance agreements the employees may have with the Company.

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

The Company had retention incentive agreements in place through April 2005. The Company was obligated and paid an aggregate of approximately $652,000 under these retention incentive agreements in April 2005, fully discharging these obligations. Approximately $24,000 of expense was recognized in the first quarter of 2005. The difference of approximately $628,000 was expensed in previous periods in accordance with FASB SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”
(2)	Reinsurance

The amounts deducted in the Unaudited Condensed Consolidated Statements of Operations for reinsurance ceded for the three months ended March 31, 2006 and 2005, respectively, are set forth in the following table.

	Three months ended March 31,
	2006	2005
	(Amounts in thousands)
Premiums earned — private passenger	$368	79

Claims and claim adjustment expenses incurred — Fronting	$—	22
Claims and claim adjustment expenses incurred — Private passenger	$59	22
Claims and claim adjustment expenses incurred — all other	$(1,289)	1,788
The amounts included in the Unaudited Condensed Consolidated Balance Sheets for reinsurance ceded under fronting arrangements as of March 31, 2006 and December 31, 2005 were as follows:

	2006	2005
	(Amounts in thousands)
Unpaid claims and claim adjustment expenses — Fronting arrangements	$117	157
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

GAINSCO, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(See accompanying review report of KPMG LLP)
(Unaudited)
Effective December 31, 2000, the Company entered into a reserve reinsurance cover agreement with a non-affiliated reinsurer. This agreement reinsures the Company’s ultimate net aggregate liability in excess of $32,500,000 up to an aggregate limit of $89,650,000 for net commercial auto liability losses and loss adjustment expense incurred but unpaid as of December 31, 2000. At March 31, 2006 and December 31, 2005, deferred reinsurance gains of $455,000 and $462,000, respectively, have been recorded in Deferred reinsurance gains. For the first quarter of 2006 and 2005, $7,000 and $130,000, respectively, were recorded in Other income. Since its inception at December 31, 2000, $8,595,000 has been recorded in Other income, which represents the reserve development under the reserve reinsurance cover agreement. The deferred gain item will be recognized in income in future periods based upon the ratio of claims paid in the $57,150,000 layer to the total of the layer. The reinsurer remains responsible for reimbursing the Company for claim payments covered under this agreement.

For 2006 and 2005 the Company has catastrophe reinsurance on its nonstandard personal auto physical damage business for property claims of $1,500,000 in excess of $500,000 for a single catastrophe, as well as aggregate catastrophe property reinsurance for $1,500,000 in excess of $750,000 in the aggregate.

The Company remains directly liable to its policyholders for all policy obligations and the reinsuring companies are obligated to the Company to the extent of the reinsured portion of the risks.

(3)	Note Payable

In September 2005 the Company entered into a credit agreement with a commercial bank providing for term loans of up to $10 million in the aggregate. Proceeds from the term loan advances may be used for working capital. The Company may request advances until September 30, 2007. Interest, payable monthly, will accrue on any outstanding principal balance at a floating rate equal to the 3 month London Interbank Offered Rate plus a margin (initially 2.50%) to be determined by the consolidated net worth of the Company and earnings before interest, taxes, depreciation and amortization for the preceding four calendar quarters. The outstanding principal balance will be payable in equal quarterly installments commencing on October 1, 2007 based on a 60-month amortization schedule, with the balance of the loan payable in full on or before September 30, 2010. The outstanding balance at March 31, 2006 and December 31, 2005 was $500,000. Interest expense of $9,000 was recorded and interest payments of $10,000 were paid in the first quarter of 2006.

(4)	Subordinated Debentures

In January, 2006 GAN issued $25,000,000 of 30-year subordinated debentures. They require quarterly interest payments at a floating interest rate equal to the 3-month LIBOR (London Interbank offered rate for U.S. dollar deposits) plus a margin of 3.85%. They will mature on March 31, 2036 and are redeemable at GAN’s option beginning after March 31, 2011, in whole or in part, at the liquidation amount of $1,000 per debenture.

The net proceeds of the offering were used by to redeem the outstanding Series A Preferred Stock, to provide $5,000,000 of capital to the insurance companies and the balance will be used for general corporate purposes. Net interest expense of $451,000 was recorded and paid in the first quarter of 2006.

GAINSCO, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(See accompanying review report of KPMG LLP)
(Unaudited)
(5)	Redeemable Preferred Stock and Shareholders’ Equity

The Company has authorized 62,500,000 shares of common stock, par value $.10 per share (the “Common Stock”). Of the authorized shares of Common Stock, 20,225,574 were issued and 20,214,461 were outstanding as of March 31, 2006 and 20,225,574 were issued and outstanding as of December 31, 2005.

On March 14, 2006 the Company redeemed the Series A Preferred Stock for the stated value of $18,120,000 and accrued dividends of $362,000. The unaccreted discount on the issue of $1,440,000 was recorded against the Retained deficit. The Preferred Stock was classified as temporary equity pursuant to SEC ASR 268 and EITF Topic No. D-98. Rule 5-02.28 of SEC Regulation S-X which requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (1) at a fixed or determinable price on a fixed or determinable date; (2) at the option of the holder; or (3) upon the occurrence of an event that is not solely within the control of the issuer.

The Common stock warrant to purchase 387,500 shares of Common Stock for $9.00 per share expires January 1, 2011.

Goff Moore Strategic Partners, LP now owns approximately 33% of the outstanding Common Stock, Mr. Stallings owns approximately 22% and Mr. Reis beneficially owns approximately 11%.

(6)	Segment Reporting

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

GAINSCO, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(See accompanying review report of KPMG LLP)
(Unaudited)
The following tables present a summary of segment profit (loss) for the three months ended March 31, 2006 and 2005:

	Three months ended March 31, 2006
	Nonstandard
	Personal Auto	Runoff
	Lines	Lines	Other	Total
	(Amounts in thousands)
Gross premiums written	$55,201	—	—	55,201

Net premiums earned	$38,758	—	—	38,758
Net investment income	325	334	849	1,508
Other income	2,781	7	—	2,788
Expenses, excluding interest expense	(41,586)	1,267	(1,707)	(42,026)
Interest expense	—	—	(460)	(460)
Net realized losses	—	—	(4)	(4)

Income (loss) before Federal income taxes	$278	1,608	(1,322)	564

	Three months ended March 31, 2005
	Nonstandard
	Personal Auto	Runoff
	Lines	Lines	Other	Total
	(Amounts in thousands)
Gross premiums written	$23,784	—	—	23,784

Net premiums earned	$15,719	—	—	15,719
Net investment income	306	271	25	602
Other income	1,063	130	—	1,193
Expenses, excluding interest expense	(14,852)	(156)	(1,362)	(16,370)
Interest expense	—	—	—	—
Net realized gains	—	—	—	—

Income (loss) before Federal income taxes	$2,236	245	(1,337)	1,144

GAINSCO, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(See accompanying review report of KPMG LLP)
(Unaudited)
(7)	Commitments and Contingencies

Securities Litigation

As previously reported, the Company is named in a proceeding, Culp v. GAINSCO, INC. et al., pending in the United States District Court for the Northern District of Texas. Additional information about the case is set forth in previous filings of the Company, including the Annual Report on Form 10-K for the year ended December 31, 2005.

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
Overview
In the first quarter of 2006 the Company recorded net income of $730,000 compared to net income of $1,144,000 in the first quarter of 2005. Gross premiums written in the first quarter of 2006 were $55.2 million compared to $23.8 million in the first quarter of 2005. Operationally, the Company recent substantial investments throughout 2005 to build a long term franchise in the nonstandard personal automobile insurance industry, including significant expenditures to expand the long term processing and servicing capacity of our new operating center in Dallas and marketing initiatives to accelerate the growth of our agency distribution network and customer base. While these investments enabled the Company to expand premiums written and operating capabilities in pursuit of its long term business expansion plan, these investments, along with the generally higher claims ratios associated with the new business, diminished operating profits during 2005 and 2006.
In the first quarter of 2006, the Company sought to improve its capital structure with the issuance of $25 million of 30-year Subordinated debentures which enabled the Company to redeem its outstanding Series A Preferred stock due in January, 2011. See “Capital Transaction – 2006 Subordinated Debentures.” The Company’s recent growth, however, continues to place demands on the overall capital adequacy of the Company and the Company may seek to further increase the capital capacity of the insurance subsidiaries in future periods. As we manage through the challenges of a competative marketplace, we are seeking to improve our margins through various measures, including the implementation of targeted rate increases in our book of business. We continue to caution that the financial and operational risks and uncertainties associated with our capital plan and the execution of our business plan are significant and could potentially alter our business plan in the future.
The sources of revenues for the Company in the 2006 period were premiums written on nonstandard personal auto risks, net investment income from the investment portfolio of the Company and fee income from the insurance agency operations.
The Company recorded GAAP combined ratios of 99.5% in the first quarter of 2006 and 92.5% in the first quarter of 2005. The GAAP expense ratios, included in the GAAP combined ratios, were 30.1% and 28.6%, respectively. For the first quarter of 2006 and 2005 policy fees of $2,057,000 and $967,000, respectively, are included in premiums earned for the calculation of these ratios. The expense and combined ratios do not include the expenses of the holding company.
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
Until 2005, the Company limited its growth by maintaining a ratio of net premiums written to surplus (“leverage”) of approximately 1 to 1, which is below the level at which some competitors operate. The capital restructuring transactions, along with key investments in operations, have permitted management to pursue a more aggressive, geographically diversified expansion plan.

The Company limited its business to Florida until the fourth quarter of 2003, when it began writing policies in Texas. The Company began writing policies in Arizona and Nevada in 2004 and in California, with an independent managing general agency, in the first quarter of 2005. The Company markets its policies through over 2,825 independent retail agencies in Arizona, California, Florida, Nevada and Texas and one general agency in California that markets through approximately 900 independent retail agents. Significant growth was realized in each of these states in 2006 as a result of these expansion activities, which has increased the operating leverage, the claims ratio and overall risk profile of the Company.
As the Company expands its infrastructure and builds its capabilities to carry out its growth strategy, it incurred expenditures in 2005 and expects to incur expenditures in 2006 in amounts greater than in previous periods. These expenditures include but are not limited to: hiring, relocation and incremental office space and wage and benefit costs, including costs for qualified additional personnel; furniture, fixtures, equipment, software and systems; additional marketing costs, such as agency compensation incentives, advertising and promotional expenses, including the Daytona Prototype Series racing team sponsorship; and non-cash expenses associated with the Company’s 2005 Long-Term Incentive Compensation Plan.
The Company believes it is pursuing a strategy that has the potential to build a substantially larger, competitively distinctive and successful franchise in the nonstandard personal auto business over time and is endeavoring to manage its investments and risks to achieve this result. These risks and other challenges are greater than and different from those to which the Company has previously been subject in writing nonstandard personal auto insurance; however, we continue to caution that such risks and uncertainties, and our financial results, could potentially alter our business plan in the future.
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
The Company continues to settle and reduce its inventory of commercial lines claims. At March 31, 2006, there were 139 claims associated with the Company’s runoff book outstanding, compared to 149 as of December 31, 2005. Due to the long tail and litigious nature of these claims, the Company anticipates it will take a substantial number of years to complete the adjustment and settlement process with regard to existing claims and the additional claims it expects to receive in the future from its past business writings. Most of the remaining claims are in suit and the Company’s future results may or may not be impacted either negatively or positively based on its ability to settle the remaining claims and new anticipated claims within its established reserve level.

Results of Operations
The discussion below primarily relates to the Company’s insurance operations, although the selected consolidated financial data appearing elsewhere is on a consolidated basis. The expense item “Underwriting and operating expenses” includes the operating expenses of the holding company, GAINSCO, INC. (“GAN”).
Gross premiums written in the first quarter of 2006 increased 132% above the first quarter of 2005. The following table presents gross premiums written by region in thousands of dollars:

	Three months ended March 31,
	2006		2005
Region:
Southeast	$31,495	57%	17,894	75%
South Central	$15,409	28	1,713	7
Southwest	$5,555	10	2,715	12
West	$2,742	5	1,462	6

Total	$55,201	100%	23,784	100%

Each of the regions achieved significant premium growth in 2006. For 2006 the contribution to the premium increase by region is: Southeast 43%, South Central 44%, Southwest 9% and West 4%. Net premiums earned increased 147% in the first quarter of 2006 over the first quarter of 2005 primarily as a result of the growth in gross premiums written.
Net investment income increased 150% in the first quarter of 2006 over the first quarter of 2005 primarily due to a 26% increase in investments and the shift from Short-term investments to Bonds available for sale, which generally provide higher returns than Short-term investments. At March 31, 2006 Bonds available for sale comprised 54% of Investments versus 24% at March 31, 2005. The annualized return on average investments was 4.9% for the first quarter of 2006 versus 2.5% for the first quarter of 2005. The increase in investments was due to funds received from the rights offering, funds received from the issuance of the Subordinated debentures (see “Capital Transaction – 2006 Subordinated Debentures”) and positive cash flows from operations.
Agency revenues increased $1,754,000 in the first quarter of 2006 over the first quarter of 2005 primarily as a result of the increase in writings.
Claims and claims adjustment expenses (“C & CAE”) increased $16,876,000 in the first quarter of 2006 over the first quarter of 2005 and the C & CAE ratio was 69.4% in 2006 versus 63.9% in 2005. The C&CAE ratio for nonstandard personal auto was 73.1% for the first quarter of 2006 versus 68.1% for the first quarter of 2005. The increase in the C&CAE ratio is partially attribute to higher claims associated with new business growth, which is a higher percentage of business in 2006 than in 2005, and favorable development in nonstandard personal auto reserves in the first quarter of 2005. In addition, unfavorable case reserve development in the first quarter of 2006 larger associated with the fourth quarter 2005 accident period in Florida, partially offset by favorable development in other states in which we do business, contributed to the higher ration in the first quarter of 2006. The runoff lines recorded favorable development of approximately $1,432,000 during the first quarter of 2006. With regard to environmental and product liability claims, the Company has an immaterial amount of exposure. The Company did not provide environmental impairment coverage and excluded pollution and asbestos related coverages in its policies. A portion of the Company’s remaining claims are related to construction defects. Inflation impacts the Company by causing higher claim settlements than may have originally been estimated. Inflation is implicitly reflected in the reserving process through analysis of cost trends and review of historical reserve results.

Policy acquisition costs include commission expense, change in deferred policy acquisition costs, premium taxes and regulatory fees and assessments. The increase in the first quarter of 2006 from the first quarter of 2005 is primarily due to the increase in premium writings. The ratio of Policy acquisition costs to Net premiums earned was 17% for the first quarter of 2006 and 14% for the first quarter of 2005. The increase in 2006 was primarily due to the Southeast region, which has lower policy acquisition costs than the other regions, becoming a smaller portion of the mix as the other regions continue to grow.
Underwriting and operating expenses increased $4,208,000 in the first quarter of 2006 over the first quarter of 2005 primarily due to additional expenses incurred in the infrastructure expansion for increased premium production capability, specifically additional personnel. Underwriting and operating expenses as a percent of Total revenues, excluding Net investment income and Net realized gains, were 20% for the first quarter of 2006 and 25% for the first quarter of 2005.
Capital Transactions
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
The net proceeds of the offering were used by GAINSCO Capital Trust I to acquire Subordinated debentures of the Company that have the same maturity and bear interest at the same rate as the capital securities. The Company acquired 100% of the common securities of GAINSCO Capital Trust I. The Company used the proceeds to redeem its outstanding Series A Preferred Stock and to provide $5 million of capital to its insurance companies. The balance will be used for general corporate purposes.
Liquidity and Capital Resources
Parent Company
GAN provides administrative and financial services for its wholly owned subsidiaries. GAN needs cash during 2006 primarily for administrative expenses and interest on the Subordinated debentures and the Note payable. The primary source of cash to meet other obligations is statutorily permitted dividend payments from its insurance subsidiary, General Agents, an Oklahoma corporation. Statutes in Oklahoma restrict the payment of dividends by the insurance company to the available surplus funds. The maximum amount of cash dividends that General Agents may declare without regulatory approval in any 12-month period is the greater of net income for the 12-month period ended the previous December 31 or ten percent (10%) of policyholders’ surplus as of the previous December 31. For 2006, the maximum amount of cash dividends that General Agents may pay without regulatory approval is approximately $5,947,000. In addition, the credit facility with a commercial bank can be used to provide for holding company funds, subject to ongoing compliance with covenants contained in the credit agreement. GAN believes the cash available from its credit facility and statutory dividend should be sufficient to meet its expected obligations for 2006.

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
Positive evidence, such as recording of taxable operating income and positive expectations for the future could ultimately result in management concluding that it is more likely than not that a portion or all of the deferred tax assets will be realized. Management expects that in the future there will be enough additional positive evidence to conclude that it is more likely than not that a portion or all of the deferred tax assets will be realized. As of March 31, 2006, the deferred tax asset was $27,345,000 and the valuation allowance was $23,359,000 and included 100% of the tax benefits discussed below as of March 31, 2006.
As of March 31, 2006 the Company has net operating loss carryforwards for tax purposes aggregating $68,703,000. These net operating loss carryforwards of $20,433,000, $33,950,000, $13,687,000 and $633,000, if not utilized, will expire in 2020, 2021, 2022 and 2023, respectively. The tax benefit of the net operating loss carryforwards is $23,359,000, which is calculated by applying the Federal statutory income tax rate of 34% against the net operating loss carryforwards of $68,703,000.
Subsidiaries, Principally Insurance Operations
The primary sources of the insurance subsidiaries’ liquidity are funds generated from insurance premiums, net investment income and maturing investments. The short-term investments and cash are intended to provide adequate funds to pay claims without selling fixed maturity investments. At March 31, 2006, the insurance subsidiaries held short-term investments and cash that the insurance subsidiaries believe are at adequate liquidity for the payment of claims and other short-term commitments.
With regard to liquidity, the average duration of the investment portfolio is approximately 1 year. The fair value of the fixed maturity portfolio at March 31, 2006 was $600,000 below amortized cost, before taxes. Unrealized losses were not material at March 31, 2006 (see Note 1(c) of Notes to Consolidated Financial Statements). Various insurance departments of states in which the Company operates require the deposit of funds to protect policyholders within those states. At March 31, 2006 and December 31, 2005, the balance on deposit for the benefit of such policyholders totaled $10,330,000 and $10,386,000, respectively.
Net cash provided by operating activities was $3,709,000 for the first quarter of 2006 as opposed to cash used for operating activities of $2,478,000 for the first quarter of 2005. The increase of $6,187,000 in cash provided by operating activities between the periods was primarily attributable to the growth in premium writings in the first quarter of 2006.
Investments and Cash increased in 2006 primarily as a result of positive cash flows from operations and funds raised in the issuance of the Subordinated debentures, mentioned previously. At March 31, 2006, 97% of the Company’s investments were rated investment grade with an average duration of approximately 1 year, including approximately 46% that were held in short-term investments. The Company classifies its bond securities as available for sale. The net unrealized loss associated with the investment portfolio was $396,000 (net of tax effects) at March 31, 2006.

Premiums receivable increased due to the increase in premium writings. This balance is comprised primarily of premiums due from insureds. Most of the policies are written with a down payment and monthly payment terms of up to four months on six month policies. The Company has recorded an allowance for doubtful accounts of $950,000, which it considers adequate.
Ceded unpaid C & CAE decreased as a result of the settlement of commercial claims subject to the commercial excess casualty and quota share reinsurance agreements. This balance represents unpaid C & CAE which have been ceded to reinsurers under the Company’s various reinsurance agreements, other than the reserve reinsurance cover agreement. These amounts are not currently due from the reinsurers but could become due in the future when the Company pays the claim and requests reimbursement from the reinsurers.
Deferred policy acquisition costs are principally commissions, premium taxes, marketing and underwriting expenses which are deferred. Deferred policy acquisition costs increased primarily as a result of the increase in writings, since these costs vary with the level of premiums writings.
Other assets increased primarily due to the maturity of a bond investment for $3,000,000, which had not settled on March 31, 2006, and deferred expenses incurred in the issuance of the Subordinated debentures.
Unpaid C & CAE decreased primarily as a result of the settlement of claims in the normal course and favorable development in 2006 from the runoff lines. As of March 31, 2006, the Company had $58,311,000 in net unpaid C & CAE (Unpaid C & CAE of $76,149,000 less Ceded unpaid C & CAE of $17,838,000). This amount represents management’s best estimate, as derived from the actuarial analysis and was set equal to the selected reserve estimate as established by an independent actuary. The independent actuary identified the recent adverse development in the Company’s unpaid C & CAE and the Company’s decision in 2002 to discontinue writing commercial lines as risk factors. In consideration of these risk factors the independent actuary believes that there are significant risks and uncertainties that could result in material adverse deviation of the unpaid C & CAE. Management has reviewed and discussed the results of the actuarial analysis with the actuary and believes the reserve estimate selected by the independent actuary to be the best estimate of reserves at this time.
As of March 31, 2006, in respect of its runoff lines, the Company had $23,863,000 in net unpaid C & CAE. Historically, the Company has experienced significant volatility in its reserve projections for its commercial lines. This volatility has been primarily attributable to its commercial automobile and general liability product lines. On February 7, 2002, the Company announced it had decided to discontinue writing commercial lines insurance due to continued adverse claims development and unprofitable results. The Company has been settling and reducing its remaining inventory of commercial claims. See “Business Operations - “Discontinuance of Commercial Lines”. As of March 31, 2006, 139 runoff claims remained versus 149 at December 31, 2005. The average commercial lines claim reserve was approximately $172,000 per claim and $192,000 per claim at March 31, 2006 and December 31, 2005, respectively.
As of March 31, 2006, in respect of its nonstandard personal auto line, the Company had $34,448,000 in net unpaid C & CAE. These claims generally are of shorter duration than the Company’s runoff lines claims. At March 31, 2006, the Company had 4,203 nonstandard personal auto claims versus 3,183 at December 31, 2005. The average nonstandard personal auto claim reserve was approximately $8,200 per claim and $8,500 per claim at March 31, 2006 and December 31, 2005, respectively.
Unearned premiums, Premiums payable and Commissions payable increased primarily as a result of the growth in premium writings, mentioned previously. Premiums payable are due to a non-affiliated insurance company that the Company uses to write its Texas business. The Company assumes all the premiums, C & CAE, commissions and premium taxes on this book of business from the non-affiliated insurance company and they are paid a commission.

Subordinated debentures were issued during the first quarter of 2006 and the proceeds were used to redeem the outstanding Series A Preferred stock, to provide $5 million of capital to the insurance companies and to provide additional funds to GAN. See “Capital Transaction – 2006 Subordinated Debentures.”
Retained deficit increased primarily as a result of recognizing the remaining discount on the Series A Preferred stock upon the redemption of the Series A Preferred stock.
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
Contractual Obligations
     The following table summarizes the Company’s contractual obligations as of March 31, 2006:

	Payments due by period
	Less than				More than
	Total	1 year	2-3 years	4-5 years	5 years
	(Amounts in thousands)
Unpaid C & CAE	$76,149	$43,620	$19,385	$8,113	$5,031
Subordinated debentures	25,000	—	—	—	25,000
Operating leases	10,211	1,555	3,138	2,201	3,317
Employment agreements	2,953	840	1,680	433	—
Sponsorship agreement	900	900	—	—	—
Note payable	500	—	25	200	275

Total commitments	$115,713	$46,915	$24,228	$10,947	$33,623

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
Blackhawk is owned and controlled by Robert W. Stallings, the Executive Chairman of the Company. The Company’s Board of Directors authorized the agreement at a meeting in February, 2006. In authorizing the agreement, the Board of Directors considered Mr. Stallings’ role and concluded that, under the circumstances, the Sponsorship Agreement is fair to, and in the best interests of, the Company. Mr. Stallings did not vote. The Sponsorship Agreement contains provisions protecting the Company’s interests, including a termination provision that permits the Company unilaterally to terminate the agreement at any time and thereby cease making installment payments of the sponsorship fee.
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
The duration of the investment portfolio, all of which is available for sale and not for trading purposes, was approximately one year at March 31, 2006 and December 31, 2005. The Company’s market risks at March 31, 2006 have not materially changed from those identified at December 31, 2005.
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
These forward-looking statements reflect our current views, but they are based on assumptions and are subject to risks, uncertainties, and other variables which you should consider in making an investment decision, including (a) operational risks and other challenges associated with rapid growth into new and unfamiliar markets and states, (b) adverse market conditions, including heightened competition, (c) our ability to adjust and settle the remaining claims associated with our exit from the commercial insurance business on terms consistent with our estimates and reserves, (d) uncertainties in the outcome of pending litigation and adverse trends in litigation and regulation, (e) inherent uncertainty arising from the use of estimates and assumptions in decisions about pricing and reserves, (f) the effects on claims levels resulting from natural disasters and other adverse weather conditions, (g) the availability of reinsurance and our ability to collect reinsurance recoverables, (h) the availability and cost of capital which may be required in order to implement our strategies, and (i) limitations on our ability to use net operating loss carryforwards. Please refer to the Company’s recent SEC filings, including the Annual Report on Form 10-K for the year ended December 31, 2005, for information regarding Risk Factors that could affect the Company’s results.

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
During the quarter ended March 31, 2006, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
An annual meeting of shareholders of the Company was held on May 10, 2006 in Dallas, Texas. All matters before shareholders at its annual meeting of shareholders were approved, including the election of directors to serve until the next annual meeting and until their successors are duly elected and qualified. The results of the voting were as follows:
Proposal 1. To elect a Board of Directors consisting of eight persons.

Election of Directors	For	Withheld
Glenn W. Anderson	19,315,589	741,671
Robert J. Boulware	20,044,425	12,835
John C. Goff	18,979,983	1,077,277
Joel C. Puckett	19,711,186	346,074
Sam Rosen	19,313,160	744,100
Robert W. Stallings	19,316,097	741,163
Harden H. Wiedemann	20,047,217	10,043
John H. Williams	20,046,822	10,438
Item 6. Exhibits
(a)	Exhibits

*3.1	Restated Articles of Incorporation of Registrant as filed with the Secretary of State of Texas on July 24, 1986 [Exhibit 3.1, filed in Registration Statement No. 33-7846 on Form S-1, effective November 6, 1986].

*3.2	Articles of Amendment to the Articles of Incorporation as filed with the Secretary of State of Texas on June 10, 1988 [Exhibit 3.2, filed in Registration Statement No. 33-25226 on Form S-1, effective November 14, 1988].

*3.3	Articles of Amendment to Articles of Incorporation as filed with the Secretary of State of Texas on August 13, 1993 [Exhibit 3.6, Form 10-K dated March 25, 1994].

*3.4	Statement of Resolution Establishing and Designating Series A Convertible Preferred Stock of Registrant as filed with the Secretary of State of the State of Texas on October 1, 1999 [Exhibit 99.18, Form 8-K dated June 29, 1999].

*3.5	Bylaws of Registrant as amended through August 11, 2005. [Exhibit 3.8, Form 8-K dated August 9, 2005].

*3.6	Statement of Resolution Establishing and Designating Series B Convertible Redeemable Preferred Stock of Registrant as filed with the Secretary of State of the State of Texas on March 22, 2001. [Exhibit 99.19, Form 8-K/A dated March 30, 2001].

*3.7	Statement of Resolution Establishing and Designating Series C Redeemable Preferred Stock of Registrant as filed with the Secretary of State of the State of Texas on March 22, 2001. [Exhibit 99.20, Form 8-K/A dated March 30, 2001].

*4.1	Form of Common Stock Certificate [Exhibit 4.6, Form 10-K dated March 28, 1997].

*4.2	Agreement dated August 26, 1994 appointing Continental Stock Transfer & Trust Company transfer agent and registrar [Exhibit 10.28, Form 10-K dated March 30, 1995].

10.39	Second Amendment to Office Lease dated September 23, 2005 between Crescent Real Estate Funding VIII, L. P. and GAINSCO, INC. [Exhibit 10.39, Form 8-K dated September 23, 2005].

10.40	Credit Agreement dated September 30, 2005 between GAINSCO, INC. and The Frost National Bank [Exhibit 10.40, Form 8-K dated September 30, 2005].

11.1	Statement regarding Computation of Per Share Earnings (the required information is included in Note 1(e) of Notes to Consolidated Financial Statements included in this Report and no separate statements is, or is required to be, filed as an Exhibit).

15.1	Awareness Letter of KPMG LLP. (1)

31.1	Section 302 Certification — Chief Executive Officer. (1)

31.2	Section 302 Certification — Chief Financial Officer. (1)

32.1	Certificate Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer. (2)

32.2	Certificate Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer. (2)

* -	Exhibit has previously been filed with the Commission as an exhibit in the filing designated in brackets and is incorporated herein by this reference. Registrant’s file number for reports filed under the Securities Exchange Act of 1934 is 1-9828.

(1)	Filed herewith.

(2)	Furnished (but not filed) herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the Registrant as well as in his capacity as Chief Financial Officer.

GAINSCO, INC.
Date: May 15, 2006	By:	/s/ Daniel J. Coots
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