Form 10-Q
period 2006-06-30
GAINSCO INC
filed 2006-08-14
CIK 786344

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
Quarterly Report under Section 13 or 15(d) of the
Securities Exchange Act of 1934
For Quarter Ended June 30, 2006
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
Yes ☐       No ☑
As of August 4, 2006 there were 20,392,780 shares of the registrant’s Common Stock ($.10 par value) outstanding.

GAINSCO, INC. AND SUBSIDIARIES
INDEX

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Review Report of Independent Registered Public Accounting Firm	1

Condensed Consolidated Balance Sheets as of June 30, 2006 (unaudited) and December 31, 2005	2

Condensed Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2006 and 2005 (unaudited)	4

Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Six Months Ended June 30, 2006 (unaudited) and the Twelve Months Ended December 31, 2005	5

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2006 and 2005 (unaudited)	7

Notes to Condensed Consolidated Financial Statements June 30, 2006 and 2005 (unaudited)	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3. Quantitative and Qualitative Disclosures about Market Risk	32

Item 4. Controls and Procedures	34

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	35

Item 6. Exhibits	36

SIGNATURE	37
Awareness Letter
Section 302 Certification of Chief Executive Officer
Section 302 Certification of Chief Financial Officer
Section 906 Certification of Chief Executive Officer
Section 906 Certification of Chief Financial Officer
 (i)

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Review Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
GAINSCO, INC.:
We have reviewed the accompanying condensed consolidated balance sheet of GAINSCO, INC. and subsidiaries (the Company) as of June 30, 2006, the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2006 and 2005, the related condensed consolidated statement of shareholders’ equity and comprehensive income for the six-month period ended June 30, 2006, and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2006 and 2005. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of GAINSCO, INC. and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated March 31, 2006, we expressed an unqualified opinion on those consolidated financial statements. Our report refers to a change in accounting for Share-Based Payment as a result of the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment on October 1, 2005. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005 and the condensed consolidated statement of shareholders’ equity and comprehensive income for the year ended December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.

/s/ KPMG LLP

Dallas, Texas
August 14, 2006

GAINSCO, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share data)

	June 30,
	2006	December 31,
	(unaudited)	2005
Assets
Investments
Fixed maturities:
Bonds available for sale, at fair value (amortized cost: $74,647 — 2006, $56,660 — 2005)	$73,810	56,344
Certificates of deposit, at cost (which approximates fair value)	455	554
Short-term investments, at cost (which approximates fair value)	68,902	65,151

Total investments	143,167	122,049

Cash	5,482	8,111
Accrued investment income	1,250	1,211
Premiums receivable (net of allowance for doubtful accounts: $1,031 — 2006, $440 — 2005)	53,262	36,108
Reinsurance balances receivable (net of allowance for doubtful accounts: $150 — 2006, $148 — 2005) (note 2)	5,008	5,150
Ceded unpaid claims and claim adjustment expenses (note 2)	17,410	22,672
Deferred policy acquisition costs	11,006	7,318
Property and equipment (net of accumulated depreciation and amortization: $3,871 — 2006, $3,793 — 2005)	1,980	1,781
Deferred Federal income taxes (net of valuation allowance: $22,061 — 2006, $23,446 — 2005) (note 1)	4,726	3,723
Other assets	5,466	3,482
Goodwill (note 1)	609	609

Total assets	$249,366	212,214

(continued)

GAINSCO, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share data)

	June 30,
	2006	December 31,
	(unaudited)	2005
Liabilities and Shareholders’ Equity
Liabilities:
Unpaid claims and claim adjustment expenses	$81,594	78,503
Unearned premiums	54,767	39,476
Premiums payable	7,943	5,134
Commissions payable	6,500	4,825
Accounts payable	4,810	4,630
Reinsurance balances payable	5,055	1,579
Drafts payable	4,425	3,465
Note payable (note 3)	500	500
Subordinated debentures (note 4)	25,000	—
Current Federal income taxes (note 1)	79	9
Other liabilities	644	813

Total liabilities	191,317	138,934

Redeemable convertible preferred stock — Series A ($1,000 stated value, 31,620 shares authorized, 18,120 shares issued at December 31, 2005, liquidation value of $18,120 at December 31, 2005) (note 5)	—	16,644

Shareholders’ Equity (note 5):

Common stock ($.10 par value, 62,500,000 shares authorized, 20,460,968 shares issued at June 30, 2006 and 20,225,574 issued at December 31, 2005)	2,046	2,022
Additional paid-in capital	133,114	132,309
Retained deficit	(75,913)	(77,487)
Accumulated other comprehensive loss (note 1)	(552)	(208)
Treasury stock, at cost (68,188 shares at June 30, 2006)	(646)	—

Total shareholders’ equity	58,049	56,636

Commitments and contingencies (note 7)
Total liabilities and shareholders’ equity	$249,366	212,214

See accompanying review report of KPMG LLP and notes to condensed consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(Amounts in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:

Net premiums earned (note 2)	$47,362	19,795	86,120	35,514
Net investment income	1,570	823	3,078	1,425
Net realized gains (losses) (note 1)	—	81	(4)	81
Agency revenues	2,964	1,270	5,781	2,333
Other income	130	196	101	326

Total revenues	52,026	22,165	95,076	39,679

Expenses:

Claims and claims adjustment expenses (note 2)	33,005	13,823	59,918	23,860
Policy acquisition costs	7,640	2,849	14,336	4,973
Interest expense (notes 3,4)	563	—	1,023	—
Underwriting and operating expenses	8,717	4,633	17,134	8,842

Total expenses	49,925	21,305	92,411	37,675

Income before Federal income taxes	2,101	860	2,665	2,004

Federal income taxes:
Current expense	78	—	79	—
Deferred benefit	(659)	—	(826)	—

Total tax benefit	(581)	—	(747)	—

Net income	2,682	860	3,412	2,004

Net income available to common shareholders	$2,682	372	1,574	172

Income per common share (note 1):
Basic	$.13	.02	.08	.01

Diluted	$.13	.02	.08	.01

See accompanying review report of KPMG LLP and notes to condensed consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income
(Amounts in thousands)

	Six months ended
	June 30, 2006	Twelve months ended
	(unaudited)	December 31, 2005
Common stock:
Balance at beginning of period	$2,022	2,201
Stock issued	24	5,965
Reverse stock split	—	(6,060)
Cancellation of treasury shares	—	(84)

Balance at end of period	$2,046	2,022

Common stock warrants:
Balance at beginning of period	$—	330
Warrants exchanged	—	(180)
Series B warrants written down	—	(150)

Balance at end of period	$—	—

Additional paid-in capital:
Balance at beginning of period	$132,309	101,076
Warrants exchanged	—	180
Warrants written down	—	150
Common stock issued	—	33,842
Common stock reverse split	—	6,060
Issuance of restricted common stock	(33)	(660)
Amortization of unearned compensation	66	125
Cancellation of treasury shares	—	(7,610)
Series A preferred stock discount	—	200
Restricted common stock units granted	772	1,369
Costs associated with common stock issuance	—	(2,423)

Balance at end of period	$133,114	132,309

(continued)

GAINSCO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income
(Amounts in thousands)

	Six months ended
	June 30, 2006		Twelve months ended
	(unaudited)		December 31, 2005
Retained (deficit) earnings:
Balance at beginning of period	$(77,487)		(83,527)
Net income	3,412	3,412	8,872	8,872
Redemption of series A preferred stock	(1,440)		—
Redemption of series C preferred stock	—		(416)
Series B preferred stock exchange	—		(282)
Accrued dividends — redeemable preferred shares	(362)		(1,093)
Accretion of discount on redeemable preferred shares	(36)		(1,041)

Balance at end of period	$(75,913)		(77,487)

Accumulated other comprehensive income
Balance at beginning of period	$(208)		469
Unrealized losses on securities, net of reclassification adjustment, net of tax (note 1)	(344)	(344)	(677)	(677)

Comprehensive income		3,068		8,195

Balance at end of period	$(552)		(208)

Treasury stock
Balance at beginning of period	$—		(7,695)
Purchase of treasury shares	(646)		—
Cancellation of treasury stock	—		7,695

Balance at end of period	$(646)		—

Total shareholders’ equity at end of period	$58,049		56,636

See accompanying review report of KPMG LLP and notes to condensed consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Six months ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$3,412	2,004
Adjustments to reconcile net income to cash used for operating activities:
Depreciation and amortization	325	63
Non-cash compensation expense	838	389
Realized (losses) gains	(4)	81
Deferred Federal income tax benefit	(826)	—
Change in accrued investment income	(39)	(385)
Change in premiums receivable	(17,154)	(10,743)
Change in reinsurance balances receivable	142	(1,289)
Change in ceded unpaid claims and claim adjustment expenses	5,262	7,175
Change in ceded unearned premiums	—	(340)
Change in deferred policy acquisition costs	(3,688)	(2,222)
Change in other assets	(676)	1,204
Change in unpaid claims and claim adjustment expenses	3,091	(10,939)
Change in unearned premiums	15,291	13,111
Change in premiums payable	2,809	752
Change in commissions payable	1,675	1,183
Change in accounts payable	180	(1,195)
Change in reinsurance balances payable	3,476	627
Change in drafts payable	960	941
Change in other liabilities	(169)	(310)
Change in current Federal income taxes	70	9

Net cash provided by operating activities	$14,975	116

(continued)

GAINSCO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Six months ended June 30,
	2006	2005
Cash flows from investing activities:
Bonds available for sale:
Sold	$1,862	2,189
Matured	1,011	2,000
Purchased	(20,818)	(17,249)
Certificates of deposit matured	300	478
Certificates of deposit purchased	(200)	(200)
Net change in short term investments	(3,751)	11,381
Property and equipment purchased	(542)	(278)

Net cash used for investing activities	(22,138)	(1,679)

Cash flows from financing activities:
Issuance of subordinated debentures	23,671	—
Costs associated with issuance of restricted common stock	(9)	—
Purchase of treasury notes	(646)	—
Dividend payment on redeemable preferred stock	(362)	(276)
Redemption of preferred stock	(18,120)	(3,416)
Issuance of common stock	—	8,696
Costs associated with common stock issuance	—	(2,200)

Net cash provided by financing activities	4,534	2,804

Net (decrease) increase in cash	(2,629)	1,241
Cash at beginning of period	8,111	3,853

Cash at end of period	$5,482	5,094

Supplemental disclosures of non-cash financing activities:
     Additional common stock was issued upon the conversion of 13,500 shares of the Series A Preferred Stock (note 5)
     235,394 shares of common stock were issued during the second quarter relating to performance share agreement (note 1(j))
See accompanying review report of KPMG LLP and notes to condensed consolidated financial statements.

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

The Company’s nonstandard personal auto products are primarily purchased by customers seeking basic coverage and limits of liability required by statutory requirements, or slightly higher. Our products include coverage for third party liability, for bodily injury and physical damage, as well as collision and comprehensive coverage for theft, physical damage and other perils for an insured’s vehicle. Within this context, we offer our product to a wide range of customers who present varying degrees of potential risk to the Company, and we strive to price our product to reflect this range of risk accordingly, in order to earn an underwriting profit. Simultaneously, when actuarially prudent, we attempt to position our product price to be competitive with other companies offering similar products to optimize our likelihood of securing our targeted customers. We offer flexible premium down payment, installment payment, late payment, and policy reinstatement plans that we believe help us secure new customers and retain existing customers, while generating an additional source of income from fees that we charge for those services. We write six month policies in Florida, Texas, Arizona, and Nevada with one-year policies in California, and both six-month and one year policies in South Carolina.

GAINSCO, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(See accompanying review report of KPMG LLP)
(Unaudited)
GAN will use cash during 2006 primarily for: (1) interest on the note payable and the subordinated debentures, (2) administrative expenses, and (3) investments. The primary source of cash to meet these obligations is statutory permitted dividends from its insurance subsidiary, General Agents, and cash held by GAN.

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

Accrued investment income is the interest earned on securities which has been recognized in the results of operations, but the cash has not been realized from the various security issuers. This accrual is based on the terms of each of the various securities and uses the ‘scientific method’ for amortizing the premium and accruing the discounts. Realized gains (losses) on securities are computed based upon the “specific identification” method on trade date and include write downs on securities considered to have other than temporary declines in fair value.

The unrealized losses on investments at June 30, 2006 and December 31, 2005 are set forth in the following table:

	June 30, 2006		December 31, 2005
	(Amounts in thousands)
		% of		% of
Bonds available for sale:	Balance	Equity	Balance	Equity
Unrealized loss	$(837)	(1.5%)	(316)	(0.6%)
Deferred tax benefit	285	0.5%	108	0.2%

Net unrealized loss	$(552)	(1.0%)	(208)	(0.4%)

Proceeds from the sale of bond securities approximated $1,046,000 and $2,270,000 for the three months ended June 30, 2006 and 2005 respectively and $1,862,000 and $2,270,000 for the six months ended June 30, 2006 and 2005, respectively.

GAINSCO, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(See accompanying review report of KPMG LLP)
(Unaudited)
The following schedule summarizes the gross unrealized losses showing the length of time that investments have been continuously in an unrealized loss position as of June 30, 2006:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Amounts in thousands)
US Treasury	$12,411	209	3,237	62	15,648	271
US government agencies	13.547	134	11	—	13,558	134
Corporate bonds	35,245	574	2,499	55	37,744	629

Total temporarily impaired securities	$61,203	917	5,747	117	66,950	1,034

The unrealized losses are considered temporary. They are primarily the result of interest rate fluctuations and they comprise less than 2% of Total shareholder’s equity. The Company expects to receive all interest and principal payments on these investments according to their contractual terms, if held to maturity.

Realized gains and losses on investments for the three and six months ended June 30, 2006 and 2005, respectively, are presented in the following table:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(Amounts in thousands)
Realized gains:
Bonds	$—	81	—	81

Total realized gains	—	81	—	81

Realized losses:
Bonds	—	—	4	—

Total realized losses	—	—	4	—

Net realized gains (losses)	$—	81	(4)	81

(d)	Federal Income Taxes

The Company and its subsidiaries file a consolidated Federal income tax return. Deferred income tax items are accounted for under the “asset and liability” method which provides for temporary differences between the carrying amounts for financial statement purposes and for tax purposes, primarily deferred policy acquisition costs, the discount on unpaid claims and claim adjustment expenses, net operating loss carryforwards and the nondeductible portion of the change in unearned premiums. The Company paid $9,000 in Federal income taxes during the first quarter of 2006 and $25,000 during the second quarter of 2005. The Company did not pay any Federal income taxes during the first quarter of 2005 or the second quarter of 2006. The Company did receive Federal income tax refunds totaling $10,000 during the second quarter of 2005. No other refunds were received.

GAINSCO, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(See accompanying review report of KPMG LLP)
(Unaudited)
In assessing the realization of its deferred tax assets, management considers whether it is more likely than not that a portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In 2001, the Company recorded a valuation allowance against its deferred tax assets. In the first quarter of 2002, the Company announced it was discontinuing the writing of its largest line of business, commercial lines, due to continued adverse claims development and unprofitable results. At that time, the prospects for significant taxable income in personal lines, its only remaining line of business, were unclear. Because the Company had no near-term expectation of taxable income, it was necessary to fully reserve the deferred tax asset due to uncertainty of future taxable income that could utilize this asset. Positive evidence, such as continued recording of taxable operating income and continued positive expectations for the future could ultimately result in management concluding that it is more likely than not that a portion or all of the deferred tax assets will be realized. For the first six months of 2006, the Company reduced the valuation allowance by $1,385,000 as a result of utilization of net operating loss carryforwards due to continued increasing levels of taxable operating income.

As of June 30, 2006 the Company has net operating loss carryforwards for tax purposes aggregating $64,884,000. These net operating loss carryforwards of $16,614,000, $33,950,000, $13,687,000 and $633,000, if not utilized, will expire in 2020, 2021, 2022 and 2023, respectively. The tax benefit of the net operating loss carryforwards is $22,061,000, which is calculated by applying the Federal statutory income tax rate of 34% against the net operating loss carryforwards of $64,884,000. The tax benefit of the net operating loss carryforwards remains fully reserved and comprises 100% of the valuation allowance.

GAINSCO, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(See accompanying review report of KPMG LLP)
(Unaudited)
(e)	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(Amounts in thousands, except per share amounts)
Numerator:
Net income	$2,682	860	3,412	2,004
Preferred stock dividends	—	(271)	(362)	(544)
Accretion of discount on preferred stock	—	(217)	(1,476)	(1,288)

Numerator for basic earnings per share — income available to common shareholders	$2,682	372	1,574	172

Effect of dilutive securities:
Preferred stock dividends	—	271	362	544
Accretion of discount on preferred stock	—	217	1,476	1,288

	—	488	1,838	1,832

Numerator for diluted earnings per share — income available to common shareholders after assumed conversions	$2,682	860	3,412	2,004

Denominator:
Denominator for basic earnings per share — weighted average shares	20,333	17,867	20,277	16,894

Effect of dilutive securities:
Restricted stock units	5	—	5	—
Convertible preferred stock	—	888	—	888

Dilutive potential common shares	5	888	5	888

Denominator for diluted earnings per share — adjusted weighted average shares & assumed conversions	20,388	18,755	20,282	17,782

Basic earnings per share	$.13	.02	.08	.01

Diluted earnings per share *	$.13	.02	.08	.01

*	The effect of convertible preferred stock caused diluted earnings per share to be antidilutive for the 2006 and 2005 periods presented; therefore, diluted earnings per share is reported the same as basic earnings per share. Weighted average shares for all periods presented have been adjusted for the rights offering in August 2005, as well as the reverse stock split in November 2005. In 2005, Series A Preferred Stock was convertible into an aggregate of 888,000 shares of Common Stock. Options can be exercised to purchase an aggregate of 102,000 shares of Common Stock. Warrants can be exercised to purchase an aggregate of 388,000 shares of Common Stock. Options and warrants are convertible or exercisable at prices in excess of the price of the Common Stock on June 30, 2006.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of SFAS No. 123.” This Statement amends SFAS No. 123, “Accounting for Stock Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements.

The Company applied APB 25 and related Interpretations in accounting for its plans until the fourth quarter of 2005 when the Company early adopted SFAS No. 123R. SFAS No. 123R “Share Based Payment” requires recognition in the statements of operations of the fair value of stock options and other equity-based compensation issued to employees and nonemployees. Accordingly, no compensation cost was recognized for its stock option plans prior to October 1, 2005. Had compensation cost been determined consistent with SFAS No. 123 for the options granted, the Company’s net income and earnings per share would have been the pro forma amounts indicated below:

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005
	(Amounts in thousands)
Numerator
Net income as reported	$860	2,004
Compensation cost	(32)	(65)

Pro forma net income	828	1,939
Effect of dilutive securities	(488)	(1,832)

Numerator for pro forma basic earnings per share – pro forma income available to common shareholders	$340	107
Effect of dilutive securities	488	1,832

Numerator for pro forma diluted earnings per share – pro forma income available to common shareholders after assumed conversions	$828	1,939

Denominator:
Denominator for basic earnings per share – weighted average shares
	17,867	16,894

Denominator for diluted earnings per share – adjusted weighted average shares & assumed conversions	18,755	17,782

Basic earnings per share	$.02	.01

Diluted earnings per share *	$.02	.01

*	The effects of convertible preferred stock and common stock equivalents are antidilutive for all periods presented; therefore, pro forma diluted earnings per share is reported the same as pro forma basic earnings per share.

GAINSCO, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(See accompanying review report of KPMG LLP)
(Unaudited)
(g)	Accumulated Other Comprehensive Income

The following schedule presents the components of other comprehensive (loss) income:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(Amounts in thousands)
Unrealized (losses) gains on securities:
Unrealized holding loss during period	$(236)	(113)	(525)	(369)
Less: Reclassification adjustment for amounts included in net income for realized gains (losses)	—	81	(4)	81

Other comprehensive loss before Federal income taxes	(236)	(194)	(521)	(450)
Federal income tax benefit	80	66	177	153

Other comprehensive loss	$(156)	(128)	(344)	(297)

(h)	Goodwill

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

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a comprehensive financial statement model of how a company should recognize, measure, present, and disclose uncertain tax positions that the Company has taken or expects to take in its income tax returns. Guidance is also provided on derecognition, classification, interest and penalties, interim accounting, and disclosure. FIN 48 requires that only income tax benefits that meet the “more likely than not” recognition threshold be recognized or continue to be recognized on the effective date. Initial derecognition amounts would be reported as a cumulative effect of a change in accounting principle, as an adjustment to the opening balance of retained earnings for the 2007 fiscal year. FIN 48 applies to all tax positions and is effective for the Company beginning in fiscal 2007. Management is assessing the impact of the new guidance on all of its open tax positions, and has not determined the impact, if any.

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

As previously mentioned in Note 1(f), the Company early adopted SFAS No. 123R in the fourth quarter of 2005. In November 2005, the shareholders approved the 2005 Long-Term Incentive Compensation Plan (“2005 Plan”), which provides for a maximum of 2,020,000 shares of Common Stock to be available under the 2005 Plan. There are two types of awards, restricted stock units (“RSU”) and restricted stock. The RSU awards are intended for key employees of the Company and are based on the completion of the related service period and the attainment of specific performance criteria.

There were 1,211,000 RSU’s granted in 2005 by the Compensation Committee of the Board of Directors, with 20% vesting available in each year beginning with 2006 through 2010, assuming the completion of the related service period and achievement of specific applicable performance levels. Of the 1,211,000 RSU’s, there were 210,000 RSU’s awarded in 2005 for which $1,369,000 of compensation cost was recognized in 2005 based on the closing price ($6.52 per share) of our Common Stock on the date of grant. The Company will recognize compensation expense for awards based on probability that the related service period and performance level will be achieved depending on the relative satisfaction of the performance level based upon performance to date. For the three and six months ended June 30, 2006 $395,000 and $699,000, respectively, was recognized as compensation expense. The related compensation cost for the RSU’s is recorded in the Underwriting and operating expenses line item, consistent with other compensation to these individuals. Pursuant to the RSU’s awarded in 2005, 210,000 shares of common stock were issued to certain key employees in May 2006, at a fair value of $9.74 per share. As of June 30, 2006, unrecognized expense related to noninvested 2005 Plan awards totaled $5,828,000 (1,001,000 RSU’s), which is expected to be recognized over a period of four years, assuming the completion of the related service period and achievement of specific applicable performance levels. The 2005 Plan will terminate on December 31, 2010, unless it is terminated earlier by the Board.

GAINSCO, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(See accompanying review report of KPMG LLP)
(Unaudited)
In addition, 26,000 shares of restricted stock were granted by the Board of Directors to non-employee directors in 2005, which were expensed in 2005 for $166,000 based on the closing price ($6.52 per share) of our Common Stock on the date of grant. Restriction for these shares lapsed on January 1, 2006. In May 2006, 26,000 shares of restricted stock were granted by the Board of Directors to the non-employee directors, at a fair value of $8.59 per share. These shares vest based upon continuous service as a director until the expiration of a designated time period. For the three and six months ended June 30, 2006 $73,000, respectively, was recognized as compensation expense. The related compensation cost for the restricted stock is recorded in the Underwriting and operating expenses line item, consistent with other compensation to these individuals. As of June 30, 2006, unrecognized expense related to the non-employee directors’ awards totaled $146,000.

At June 30, 2006, the Company had one plan under which options to purchase shares of GAN’s common stock could be granted: the 1998 Long-Term Incentive Plan (“98 Plan”). The 1995 Stock Option Plan was approved by the shareholders in May 1996 and terminated in May 2006, although outstanding options thereunder continue until their respective expiration dates. There were options to purchase 19,000 shares outstanding under this Plan at June 30, 2006. The 98 Plan was approved by the shareholders on July 17, 1998, and the aggregate number of shares of common stock that may be issued under the 98 Plan is limited to 250,000, and options to purchase 83,000 shares were outstanding under this Plan at June 30, 2006.

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

The amounts deducted in the Unaudited Condensed Consolidated Statements of Operations for reinsurance ceded for the three and six-months ended June 30, 2006 and 2005, respectively, are set forth in the following table.

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(Amounts in thousands)
Premiums earned — private passenger	$296	155	665	234
Claims and claim adjustment expenses incurred — Fronting	$(5)	56	(5)	78
Claims and claim adjustment expenses incurred — Private passenger	$(13)	21	46	43
Claims and claim adjustment expenses incurred — all other	$(93)	(1,087)	(1,382)	701

GAINSCO, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(See accompanying review report of KPMG LLP)
(Unaudited)
The amounts included in the Unaudited Condensed Consolidated Balance Sheets for reinsurance ceded under fronting arrangements as of June 30, 2006 and December 31, 2005 were as follows:

	2006	2005
	(Amounts in thousands)
Unpaid claims and claim adjustment expenses — Fronting arrangements	$96	157
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

Effective December 31, 2000, the Company entered into a reserve reinsurance cover agreement with a non-affiliated reinsurer. This agreement reinsures the Company’s ultimate net aggregate liability in excess of $32,500,000 up to an aggregate limit of $89,650,000 for net commercial auto liability losses and loss adjustment expense incurred but unpaid as of December 31, 2000. At June 30, 2006 and December 31, 2005, deferred reinsurance gains of $314,000 and $462,000, respectively, have been recorded in Other liabilities. For the second quarter and first six months of 2006, $141,000 and $148,000, respectively, were recorded in Other income. For the second quarter and first six months of 2005, $194,000 and $324,000, respectively, were recorded in Other income. Since its inception at December 31, 2000, $8,736,000 has been recorded in Other income, which represents the reserve development under the reserve reinsurance cover agreement. The deferred gain item will be recognized in income in future periods based upon the ratio of claims paid in the $57,150,000 layer to the total of the layer. The reinsurer remains responsible for reimbursing the Company for claim payments covered under this agreement.

For 2006, the Company has catastrophe reinsurance on its nonstandard personal auto physical damage business for property claims of $3,000,000 in excess of $500,000 for a single catastrophe, as well as aggregate catastrophe property reinsurance for $2,000,000 in excess of $750,000 in the aggregate. For 2005, the Company has catastrophe reinsurance on its nonstandard personal auto physical damage business for property claims of $1,500,000 in excess of $500,000 for a single catastrophe, as well as aggregate catastrophe property reinsurance for $1,500,000 in excess of $750,000 in the aggregate.

The Company remains directly liable to its policyholders for all policy obligations and the reinsuring companies are obligated to the Company to the extent of the reinsured portion of the risks.

(3)	Note Payable

In September 2005, the Company entered into a credit agreement with a commercial bank providing for term loans of up to $10 million in the aggregate. Proceeds from the term loan advances may be used for working capital. The Company may request advances until September 30, 2007. Interest, payable monthly, will accrue on any outstanding principal balance at a floating rate equal to the 3 month London Interbank Offered

GAINSCO, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(See accompanying review report of KPMG LLP)
(Unaudited)
Rate plus a margin (initially 2.50%) to be determined by the consolidated net worth of the Company and earnings before interest, taxes, depreciation and amortization for the preceding four calendar quarters. The outstanding principal balance will be payable in equal quarterly installments commencing on October 1, 2007 based on a 60-month amortization schedule, with the balance of the loan payable in full on or before September 30, 2010. The outstanding balance at June 30, 2006 and December 31, 2005 was $500,000. For the second quarter and first six months of 2006, interest expense of $9,000 and $18,000, respectively, was recorded.

(4)	Subordinated Debentures

In January 2006, GAN issued $25,000,000 of 30-year subordinated debentures. They require quarterly interest payments at a floating interest rate equal to the 3-month LIBOR (London Interbank offered rate for U.S. dollar deposits) plus a margin of 3.85%. They will mature on March 31, 2036 and are redeemable at GAN’s option beginning after March 31, 2011, in whole or in part, at the liquidation amount of $1,000 per debenture.

The net proceeds of the offering were used to redeem the outstanding Series A Preferred Stock, to provide $5,000,000 of capital to the insurance companies and the balance will be used for general corporate purposes. For the second quarter and first six months of 2006, the Company recorded net interest expense of $554,000 and $1,005,000, respectively.

(5)	Redeemable Preferred Stock and Shareholders’ Equity

The Company has authorized 62,500,000 shares of common stock, par value $.10 per share (the “Common Stock”). Of the authorized shares of Common Stock, 20,460,968 were issued and 20,392,780 were outstanding as of June 30, 2006 and 20,225,574 were issued and outstanding as of December 31, 2005.

On March 14, 2006, the Company redeemed the Series A Preferred Stock for the stated value of $18,120,000 and accrued dividends of $362,000. The unaccreted discount on the issue of $1,440,000 was recorded against the Retained deficit. The Preferred Stock was classified as temporary equity pursuant to SEC ASR 268 and EITF Topic No. D-98. Rule 5-02.28 of SEC Regulation S-X which requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (1) at a fixed or determinable price on a fixed or determinable date; (2) at the option of the holder; or (3) upon the occurrence of an event that is not solely within the control of the issuer.

A Common stock warrant to purchase 387,500 shares of Common Stock for $9.00 per share expires January 1, 2011.

Goff Moore Strategic Partners, LP now owns approximately 33% of the outstanding Common Stock, Robert W. Stallings owns approximately 22% and James R. Reis beneficially owns approximately 11%.

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

The following tables present a summary of segment profit (loss) for the three months ended June 30, 2006 and 2005:

	Three months ended June 30, 2006
	Nonstandard
	Personal Auto	Runoff
	Lines	Lines	Other	Total
	(Amounts in thousands)
Gross premiums written	$46,873	—	—	46,873

Net premiums earned	$47,362	—	—	47,362
Net investment income	555	248	767	1,570
Net realized gains	—	—	—	—
Agency revenues	2,964	—	—	2,964
Other income	(11)	140	1	130
Expenses, excluding interest expense	(46,919)	(150)	(2,293)	(49,362)
Interest expense	—	—	(563)	(563)

Income (loss) before Federal income taxes	$3,951	238	(2,088)	2,101

	Three months ended June 30, 2005
	Nonstandard
	Personal Auto	Runoff
	Lines	Lines	Other	Total
	(Amounts in thousands)
Gross premiums written	$25,076	—	—	25,076

Net premiums earned	$19,794	1	—	19,795
Net investment income	237	555	31	823
Net realized gains	—	—	81	81
Agency revenues	1,270	—	—	1,270
Other income	—	194	2	196
Expenses, excluding interest expense	(20,386)	(277)	(642)	(21,305)
Interest expense	—	—	—	—

Income (loss) before Federal income taxes	$915	473	(528)	860

GAINSCO, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(See accompanying review report of KPMG LLP)
(Unaudited)
The following tables present a summary of segment profit (loss) for the six months ended June 30, 2006 and 2005:

	Six months ended June 30, 2006
	Nonstandard
	Personal Auto	Runoff
	Lines	Lines	Other	Total
	(Amounts in thousands)
Gross premiums written	$102,075	—	—	102,075

Net premiums earned	$86,120	—	—	86,120
Net investment income	880	582	1,616	3,078
Net realized losses	—	—	(4)	(4)
Agency revenues	5,781	—	—	5,781
Other income	(48)	148	1	101
Expenses, excluding interest expense	(88,504)	1,116	(4,000)	(91,388)
Interest expense	—	—	(1,023)	(1,023)

Income (loss) before Federal income taxes	$4,229	1,846	(3,410)	2,665

	Six months ended June 30, 2005
	Nonstandard
	Personal Auto	Runoff
	Lines	Lines	Other	Total
	(Amounts in thousands)
Gross premiums written	$48,860	—	—	48,860

Net premiums earned	$35,513	1	—	35,514
Net investment income	543	826	56	1,425
Net realized gains	—	—	81	81
Agency revenues	2,333	—	—	2,333
Other income	—	324	2	326
Expenses, excluding interest expense	(35,238)	(433)	(2,004)	(37,675)
Interest expense	—	—	—	—

Income (loss) before Federal income taxes	$3,151	718	(1,865)	2,004

GAINSCO, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(See accompanying review report of KPMG LLP)
(Unaudited)
(7)	Commitments and Contingencies

Securities Litigation

As previously reported, the Company and two of its executive officers are named as defendants in a purported class action proceeding, Culp v. GAINSCO, Inc. et al., pending in the United States District Court for the Northern District of Texas. Additional information about the case is set forth in previous filings of the Company, including the Annual Report on Form 10-K for the year ended December 31, 2005.

In July 2006, a tentative agreement was reached which, if implemented, would result in a final settlement of the case. This tentative agreement is subject to the negotiation of a definitive written agreement, notice to members of a class of investors to be defined in the written agreement, and Court approval of the terms of the proposed settlement. If the tentative agreement is approved and implemented, the case would be resolved without additional cost to the Company or the other defendants. There can be no assurance whether the tentative agreement will be consummated or the timing of any final settlement.

If for any reason the settlement is not consummated, the Company continues to believe that it has meritorious defenses to the claims asserted and intends to vigorously defend the action.

Insurance Class Action Litigation

Early in the third quarter 2006, the Company and two subsidiaries were served with process in a purported class action styled Ruth R. Arbelo, Individually, and on behalf of all others similarly situated, v. GAINSCO, Inc., National Specialty Lines, Inc. and MGA Insurance Company, Inc., Case No. 2:06-cv-263-FtM-29DNF, filed in United States District Court for the Middle District of Florida, Ft. Myers Division. The Complaint alleges that the defendants violated certain provisions of Florida insurance laws with respect to the manner in which finance charges are imposed on Florida residents in connection with installment payments of insurance premiums. The Complaint seeks damages in an unspecified amount in excess of $5 million and other relief.

While such litigation is inherently unpredictable, the Company believes that the Complaint is without merit and intends to defend the case vigorously.

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
Introduction
The Company is engaged in the property and casualty insurance business through its insurance company and managing general agency subsidiaries. Insurance operations include ongoing nonstandard personal auto insurance and the runoff of the commercial lines business, which was discontinued in 2002. The principal sources of revenues for the Company are premiums on nonstandard personal auto insurance, net investment income from the Company’s investment portfolio and fee income from insurance agency operations.
The Company’s current vision is to grow the nonstandard personal auto business in target states to establish a broader and more geographically diversified earnings base. Significant growth at higher levels of operating leverage could enable the Company to materially increase its profitability, if it is able to achieve that growth with favorable profit margins, but it also has the potential to cause material and adverse effects on our financial condition and results if not profitably managed.
The Company limited its nonstandard personal auto insurance business to Florida until the fourth quarter of 2003, when it began writing policies in Texas. The Company began writing policies in Arizona and Nevada in 2004, in California, with an independent managing general agency, in the first quarter of 2005, and in South Carolina in the second quarter of 2006. The Company markets its policies through 3,173 independent retail agencies in Arizona, Florida, Nevada, South Carolina and Texas and one general agency in California. Beginning in 2005, significant growth has been realized as a result of these expansion activities, which has increased the operating leverage, the claims ratio and the overall financial and operational risk profile of the Company.
The following table presents selected financial information in thousands of dollars:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net income before Federal income taxes	$2,101	860	2,665	2,004

Federal income tax benefit	$(581)	—	(747)	—

Net Income	$2,682	860	3,412	2,004

Net income available to common shareholders	$2,682	372	1,574	172

Gross premiums written	$46,873	25,076	102,075	48,860

Earned premiums	$47,362	19,795	86,120	35,514

GAAP C & CAE ratio (1)	69.7%	69.8%	69.6%	67.2%
GAAP expense ratio (2) (3)	25.9%	29.8%	27.8%	29.3%

GAAP combined ratio (2) (4)	95.6%	99.6%	97.3%	96.5%

(1)	C & CAE is an abbreviation for Claims and Claims Adjustment expenses, stated as a percentage of net premiums earned.

(2)	The ratios do not reflect expenses of the holding company.

(3)	Commissions, change in deferred acquisition costs, underwriting expenses and operating expenses (insurance subsidiaries only) are offset by agency revenues and are stated as a percentage of net premiums earned.

(4)	Due to rounding, ratios may not add to totals shown.

The Company incurred substantial costs throughout 2005 and continues to do so in 2006 in amounts greater than in recent periods to build its nonstandard personal auto insurance operations. These expenditures include but are not limited to: hiring, relocation and incremental office space and wage and benefit costs, including costs for qualified additional personnel; furniture, fixtures, equipment, software and systems; additional marketing costs, such as agency compensation incentives, advertising and promotional expenses, including the Daytona Prototype Series racing team sponsorship; increased audit fees, and financing costs and higher fees for services; and non-cash expenses associated with the Company’s 2005 Long-Term Incentive Compensation Plan.
The Company believes it is pursuing a strategy that has the potential to build a substantially larger, competitively distinctive and successful franchise in the nonstandard personal auto business over time and is endeavoring to manage its investments and risks to achieve this result. These risks and other challenges, occurring in rapidly changing economic, competitive, regulatory and claims environments, are greater than and in some cases different from those to which the Company has previously been subject in writing nonstandard personal auto insurance. The Company’s operating and financial results vary from period to period as a result of numerous factors inherent in the insurance business, many of which are affected by such changes.
Until 2005, the Company limited its growth, but capital restructuring transactions, along with key investments in operations, have permitted management to pursue a more aggressive, geographically diversified expansion plan in 2005 and 2006.
In the first quarter of 2006, the Company issued $25 million of 30 year subordinated debentures, which enabled the Company to redeem its outstanding Series A Preferred Stock due in January, 2011 and provided additional capital of $5 million. See “Capital Transaction – 2006 Subordinated Debentures.” The Company’s growth continues to increase pressure on overall capital adequacy.
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
The Company continues to settle and reduce its inventory of commercial lines claims. At June 30, 2006, there were 136 claims associated with the Company’s runoff book outstanding, compared to 149 as of December 31, 2005. As of June 30, 2006, in respect of its runoff lines, the Company had $22,912,000 in net unpaid C & CAE compared to 28,653,000 as of December 31, 2005. Due to the long tail and litigious nature of these claims, the Company anticipates it will take a substantial number of years to complete the adjustment and settlement process with regard to existing claims and the additional claims it expects to receive in the future from its past business writings. Most of the remaining claims are in suit and the Company’s future results may or may not be impacted either negatively or positively based on its ability to settle the remaining claims and new anticipated claims within its established reserve level.

Results of Operations
The discussion below primarily relates to the Company’s insurance operations, although the selected consolidated financial data appearing elsewhere is on a consolidated basis. The expense item “Underwriting and operating expenses” includes the operating expenses of the holding company, GAINSCO, INC. (“GAN”).
Gross premiums written increased 87% for the second quarter of 2006 over the second quarter of 2005 and increased 109% for the first six months of 2006 over the first six months of 2005. The following table presents gross premiums written by region in thousands of dollars:

	Three months ended June 30,				Six months ended June 30,
	2006		2005		2006		2005
	(Amounts in thousands)
Region:
Southeast	$26,426	56%	17,069	68%	57,921	57%	34,963	72%
South Central	11,834	25	2,374	9	27,243	27	4,087	8
Southwest	6,510	14	2,770	11	12,065	12	5,485	11
West	2,103	5	2,863	12	4,846	4	4,325	9

Total	$46,873	100%	25,076	100%	102,075	100%	48,860	100%

Each of the regions, except West, achieved significant premium growth in the 2006 periods over the 2005 periods. For 2006, the contribution to the premium increase by region for the first six months of 2006 over the first six months of 2005 is: Southeast 66%, South Central 567%, Southwest 120% and West 12%. Net premiums earned increased 139% in the second quarter of 2006 over the second quarter of 2005 and increased 142% in the first six months of 2006 over the first six months of 2005, primarily as a result of the growth in gross premiums written.
Net investment income increased 91% in the second quarter of 2006 over the second quarter of 2005 and increased 116% in the first six months of 2006 over the first six months of 2005. The increase between the quarterly periods was primarily due to a 35% increase in average investments, rising interest rates and the shift from Short-term investments to Bonds available for sale. The increase between the six month periods was primarily due to a 34% increase in average investments, rising interest rates and the shift from Short-term investments to Bonds available for sale. At June 30, 2006 Bonds available for sale comprised 52% of Investments versus 32% at June 30, 2005. The annualized return on average investments was 4.6% for the first six months of 2006 versus 2.9% for the first six months of 2005. The increase between the six month periods was primarily due to rising interest rates and the shift from Short-term investments to Bonds available for sale. The increase in investments was due to funds received from the rights offering, funds received from the issuance of the Subordinated debentures (see “Capital Transaction – 2006 Subordinated Debentures”) and positive cash flows from operations.
Agency revenues increased $1,694,000 in the second quarter of 2006 over the second quarter of 2005 and increased $3,448,000 in the first six months of 2006 over the first six months of 2005 primarily as a result of the increase in writings.
Claims and claims adjustment expenses (“C & CAE”) increased $19,182,000 in the second quarter of 2006 over the second quarter of 2005 and increased $36,058,000 in first six months of 2006 over the first six months of 2005. The C & CAE ratio was 69.7% in the second quarter of 2006 versus 69.8% in the second quarter of 2005. The C & CAE ratio was 69.6% in the first six months of 2006 versus 67.2% in the first six months of 2005. The C & CAE ratio for nonstandard personal auto was 69.7% for the second quarter of 2006 versus 70.3% for the second quarter of 2005. The C & CAE ratio for nonstandard personal auto was 71.2% for the first six months of 2006 versus 69.3% for the first six months of 2005. The increase in the C&CAE ratios between the six months periods is attributable to higher claims associated with new business growth and unfavorable case reserve development in the first quarter of 2006. The runoff lines recorded favorable development of approximately $21,000 and $1,453,000 during the second quarter and first six months of 2006, respectively. The runoff lines had favorable development during the 2005 periods that was largely offset by the assumption of approximately $1,000,000 of previously ceded unpaid C & CAE in conjunction with the commutation of a problem reinsurer’s participation in a quota share reinsurance agreement during the second quarter of 2005. With regard to environmental and product liability claims, the Company has an immaterial amount of exposure. The Company did not provide environmental impairment coverage and excluded pollution and asbestos related coverages in its policies. A portion of the Company’s remaining claims are related to construction defects. Inflation impacts the Company by causing higher claim settlements than may have originally been estimated. Inflation is implicitly reflected in the reserving process through analysis of cost trends and review of historical reserve results.
Policy acquisition costs include commission expense, change in deferred policy acquisition costs, premium taxes and regulatory fees and assessments. The increase in the second quarter of 2006 from the second quarter of 2005 and the increase in the first six months of 2006 from the first six months of 2005 is primarily due to the increase in premium writings. The ratio of Policy acquisition costs to Net premiums earned was 16% for the second quarter of 2006 and 14% for the second quarter of 2005. The ratio of Policy acquisition costs to Net premiums earned was 17% for the first six months of 2006 and 14% for the first six months of 2005. The increase in the 2006 periods was primarily due to the Southeast region, which has lower policy acquisition costs, primarily commissions, in relation to net premiums earned than the other regions, comprising a smaller portion of the mix in 2006 than in 2005. This was primarily due to the significant growth in the South Central and Southwest regions.
Interest expense is primarily related to the Subordinated debentures issued in the first quarter of 2006 (see “Capital Transaction – 2006 Subordinated Debentures”).
Underwriting and operating expenses increased $4,084,000 in the second quarter of 2006 over the second quarter of 2005 primarily due to additional expenses incurred in the infrastructure expansion for increased premium production capability, specifically additional personnel. These expenses increased $8,292,000 in the first six months of 2006 over the first six months of 2005 primarily due to the same reasons. Underwriting and operating expenses as a percent of Total revenues, excluding Net investment income and Net realized gains, were 17% and 22% for the second quarter of 2006 and 2005, respectively. Underwriting and operating expenses as a percent of Total revenues, excluding Net investment income and Net realized gains (losses), were 19% and 23% for the first six months of 2006 and 2005, respectively.
Because of the 100% valuation allowance for the tax benefit of net operating loss carryforwards in Deferred Federal income taxes (asset), current Federal income tax expense, except for the alternative minimum tax, is entirely offset by the change in the valuation allowance. For the second quarter of 2006 and 2005, the current regular Federal income tax expense offset by the change in the valuation allowance was $1,298,000, $136,000, respectively. For the first six months of 2006 and 2005, the current regular Federal income tax expense offset by the change in the valuation allowance was $1,314,000 and $322,000, respectively.
The Deferred Federal income tax benefit recorded in the second quarter of 2006 is primarily related to the decrease in Deferred policy acquisition costs in the second quarter of 2006. Deferred income tax items reflect temporary differences between the amounts carried in certain asset and liability accounts on financial statements prepared in accordance with GAAP as compared with the amounts carried for income tax purposes. These differences exist because of timing differences in the recognition of certain revenues and expenses under GAAP and income tax accounting rules.

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
Liquidity and Capital Resources
Parent Company
GAN provides administrative and financial services for its wholly owned subsidiaries. GAN needs cash during 2006 primarily for administrative expenses and interest on the Subordinated debentures and the Note payable. The primary source of cash to meet other obligations is statutorily permitted dividend payments from its insurance subsidiary, General Agents, an Oklahoma corporation. Statutes in Oklahoma restrict the payment of dividends by the insurance company to the available surplus funds. The maximum amount of cash dividends that General Agents may declare without regulatory approval in any 12-month period is the greater of net income for the 12-month period ended the previous December 31 or ten percent (10%) of policyholders’ surplus as of the previous December 31. For 2006, the maximum amount of cash dividends that General Agents may pay without regulatory approval is approximately $5,947,000. In addition, the credit facility with a commercial bank can be used to provide for holding company funds, subject to ongoing compliance with covenants contained in the credit agreement. GAN believes the cash available from its credit facility should be sufficient to meet its expected obligations for 2006.
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

Positive evidence, such as recording of taxable operating income and positive expectations for the future could ultimately result in management concluding that it is more likely than not that a portion or all of the deferred tax assets will be realized. Management expects that in the future there will be enough additional positive evidence to conclude that it is more likely than not that a portion or all of the deferred tax assets will be realized. As of June 30, 2006, the deferred tax asset was $26,787,000 and the valuation allowance was $22,061,000 and included 100% of the tax benefits discussed below as of June 30, 2006.
As of June 30, 2006 the Company has net operating loss carryforwards for tax purposes aggregating $64,884,000. These net operating loss carryforwards of $16,614,000, $33,950,000, $13,687,000 and $633,000, if not utilized, will expire in 2020, 2021, 2022 and 2023, respectively. The tax benefit of the net operating loss carryforwards is $22,061,000, which is calculated by applying the Federal statutory income tax rate of 34% against the net operating loss carryforwards of $64,884,000. The tax benefit of the net operating loss carryforwards remains fully reserved and comprises 100% of the valuation allowance.
Subsidiaries, Principally Insurance Operations
The primary sources of the insurance subsidiaries’ liquidity are funds generated from insurance premiums, net investment income and maturing investments. The short-term investments and cash are intended to provide adequate funds to pay claims without selling fixed maturity investments. At June 30, 2006, the insurance subsidiaries held short-term investments and cash that the insurance subsidiaries believe are at adequate liquidity for the payment of claims and other short-term commitments.
With regard to liquidity, the average duration of the investment portfolio is approximately 1 year. The fair value of the fixed maturity portfolio at June 30, 2006 was $836,000 below amortized cost, before taxes. These unrealized losses are considered temporary (see Note 1(c) of Notes to Consolidated Financial Statements). Various insurance departments of states in which the Company operates require the deposit of funds to protect policyholders within those states. At June 30, 2006 and December 31, 2005, the balance on deposit for the benefit of such policyholders totaled $10,305,000 and $10,386,000, respectively.
Net cash provided by operating activities was $14,975,000 for the first six months of 2006, compared to $35,000 for the first six months of 2005. The increase in cash provided by operating activities between the periods was primarily attributable to the growth in premium writings in 2006 and the profitable operating results.
Investments and Cash increased in 2006 primarily as a result of positive cash flows from operations and funds raised in the issuance of the Subordinated debentures, mentioned previously. At June 30, 2006, 98% of the Company’s investments were rated investment grade with an average duration of approximately 1 year, including approximately 48% that were held in short-term investments. The Company classifies its bond securities as available for sale. The net unrealized loss associated with the investment portfolio was $552,000 (net of tax effects) at June 30, 2006.
Premiums receivable increased due to the increase in premium writings. This balance is comprised primarily of premiums due from insureds. Most of the policies are written with a down payment and monthly payment terms of up to four months on six month policies. The Company has recorded an allowance for doubtful accounts of $1,031,000, which it considers adequate.
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
Unpaid C & CAE increased primarily as a result of the increase in nonstandard personal auto writings offset, to some extent, by the settlement of claims in the normal course and favorable development in 2006 from the runoff lines. As of June 30, 2006, the Company had $64,184,000 in net unpaid C & CAE (Unpaid C & CAE of $81,594,000 less Ceded unpaid C & CAE of $17,410,000). This amount represents management’s best estimate, as derived from the actuarial analysis, and was set equal to the selected reserve estimate as established by an independent actuary. The independent actuary identified the recent adverse development in the Company’s unpaid C & CAE and the Company’s decision in 2002 to discontinue writing commercial lines as risk factors. In consideration of these risk factors the independent actuary believes that there are significant risks and uncertainties that could result in material adverse deviation of the unpaid C & CAE. Management has reviewed and discussed the results of the actuarial analysis with the actuary and believes the reserve estimate selected by the independent actuary to be the best estimate of reserves at this time.
As of June 30, 2006, in respect of its runoff lines, the Company had $22,912,000 in net unpaid C & CAE. Historically, the Company has experienced significant volatility in its reserve projections for its commercial lines. This volatility has been primarily attributable to its commercial automobile and general liability product lines. On February 7, 2002, the Company announced it had decided to discontinue writing commercial lines insurance due to continued adverse claims development and unprofitable results. The Company has been settling and reducing its remaining inventory of commercial claims. See “Business Operations - “Discontinuance of Commercial Lines”. As of June 30, 2006, 136 runoff claims remained versus 149 at December 31, 2005. The average commercial lines claim reserve was approximately $168,000 per claim and $192,000 per claim at June 30, 2006 and December 31, 2005, respectively.
As of June 30, 2006, in respect of its nonstandard personal auto line, the Company had $41,272,000 in net unpaid C & CAE. These claims generally are of shorter duration than the Company’s runoff lines claims. At June 30, 2006, the Company had 4,606 nonstandard personal auto claims versus 3,183 at December 31, 2005. The average nonstandard personal auto claim reserve was approximately $8,900 per claim and $8,500 per claim at June 30, 2006 and December 31, 2005, respectively.
Unearned premiums and Commissions payable increased primarily as a result of the growth in premium writings, mentioned previously.
Premiums payable and Reinsurance balances payable increased as a result of the growth in writings in the South Central region. These payables are due to a non-affiliated insurance company that the Company uses to write its Texas business. The Company assumes all the premiums, C & CAE, commissions and premium taxes on this book of business from the non-affiliated insurance company and pays it a commission.
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

Contractual Obligations
The following table summarizes the Company’s contractual obligations as of June 30, 2006:

	Payments due by period
		Less than			More than
	Total	1 year	2-3 years	4-5 years	5 years
	(Amounts in thousands)
Unpaid C & CAE	$81,594	48,474	21,282	7,981	3,857
Subordinated debentures	25,000	—	—	—	25,000
Operating leases	10,686	1,734	3,380	2,352	3,220
Employment agreements	3,275	798	1,680	797	—
Sponsorship agreement	600	600	—	—	—
Note payable	500	—	175	325	—

Total commitments	$121,655	51,606	26,517	11,455	32,077

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
The duration of the investment portfolio, all of which is available for sale and not for trading purposes, was approximately one year at June 30, 2006 and December 31, 2005. The Company’s market risks at June 30, 2006 have not materially changed from those identified at December 31, 2005.
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
These forward-looking statements reflect our current views, but they are based on assumptions and are subject to risks, uncertainties, and other variables which you should consider in making an investment decision, including (a) operational risks and other challenges associated with rapid growth into new and unfamiliar markets and states, (b) adverse market conditions, including heightened competition, (c) our ability to adjust and settle the remaining claims associated with our exit from the commercial insurance business on terms consistent with our estimates and reserves, (d) uncertainties in the outcome of litigation and adverse trends in litigation and regulation, (e) inherent uncertainty arising from the use of estimates and assumptions in decisions about pricing and reserves, (f) the effects on claims levels resulting from natural disasters and other adverse weather conditions, (g) the availability of reinsurance and our ability to collect reinsurance recoverables, (h) the availability and cost of capital which may be required in order to implement our strategies, and (i) limitations on our ability to use net operating loss carryforwards. Please refer to the Company’s recent SEC filings, including the Annual Report on Form 10-K for the year ended December 31, 2005, for information regarding Risk Factors that could affect the Company’s results.
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
During the quarter ended June 30, 2006, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
Securities Litigation
As previously reported, the Company and two of its executive officers are named as defendants in a purported class action proceeding, Culp v. GAINSCO, Inc. et al., pending in the United States District Court for the Northern District of Texas. Additional information about the case is set forth in previous filings of the Company, including the Annual Report on Form 10-K for the year ended December 31, 2005.
In July 2006, a tentative agreement was reached which, if implemented, would result in a final settlement of the case. This tentative agreement is subject to the negotiation of a definitive written agreement, notice to members of a class of investors to be defined in the written agreement, and Court approval of the terms of the proposed settlement. If the tentative agreement is approved and implemented, the case would be resolved without additional cost to the Company or the other defendants. There can be no assurance whether the tentative agreement will be consummated or the timing of any final settlement.
If for any reason the settlement is not consummated, the Company continues to believe that it has meritorious defenses to the claims asserted and intends to vigorously defend the action.
Insurance Class Action Litigation
Early in the third quarter 2006, the Company and two subsidiaries were served with process in a purported class action styled Ruth R. Arbelo, Individually, and on behalf of all others similarly situated, v. GAINSCO, Inc., National Specialty Lines, Inc. and MGA Insurance Company, Inc., Case No. 2:06-cv-263-FtM-29DNF, filed in United States District Court for the Middle District of Florida, Ft. Myers Division. The Complaint alleges that the defendants violated certain provisions of Florida insurance laws with respect to the manner in which finance charges are imposed on Florida residents in connection with installment payments of insurance premiums. The Complaint seeks damages in an unspecified amount in excess of $5 million and other relief.
While such litigation is inherently unpredictable, the Company believes that the Complaint is without merit and intends to defend the case vigorously.
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

GAINSCO, INC.
Date: August 14, 2006	By:	/s/ Daniel J. Coots
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