Form 10-Q
period 2006-09-30
GAINSCO INC
filed 2006-11-14
CIK 786344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report under Section 13 or 15(d) of the

Securities Exchange Act of 1934

For Quarter Ended September 30, 2006

Commission File Number 1-9828

GAINSCO, INC.

(Exact name of registrant as specified in its charter)

Texas	75-1617013
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3333 Lee Parkway, Suite 1200, Dallas, Texas	75219
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (972) 629-4301

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 10, 2006 there were 20,392,780 shares of the registrant’s Common Stock ($.10 par value) outstanding.

GAINSCO, INC. AND SUBSIDIARIES

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Review Report of Independent Registered Public Accounting Firm	1

	Condensed Consolidated Balance Sheets as of September 30, 2006 (unaudited) and December 31, 2005	2

	Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2006 and 2005 (unaudited)	4

	Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Nine Months Ended September 30, 2006 (unaudited) and the Twelve Months Ended December 31, 2005	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2006 and 2005 (unaudited)	7

	Notes to Condensed Consolidated Financial Statements September 30, 2006 and 2005 (unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	37

Item 4.	Controls and Procedures	38

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	39

Item 6.	Exhibits	41

SIGNATURE		42

(i)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Review Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

GAINSCO, INC.:

We have reviewed the accompanying condensed consolidated balance sheet of GAINSCO, INC. and subsidiaries (the Company) as of September 30, 2006, the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2006 and 2005, the related condensed consolidated statement of shareholders’ equity and comprehensive income for the nine-month period ended September 30, 2006, and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2006 and 2005. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

/s/ KPMG LLP

Dallas, Texas

November 14, 2006

GAINSCO, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data)

	September 30, 2006 (unaudited)	December 31, 2005
Assets
Investments
Fixed maturities:
Bonds available for sale, at fair value (amortized cost: $87,715 – 2006, $56,660 – 2005)	$87,465	56,344
Certificates of deposit, at cost (which approximates fair value)	455	554
Short-term investments, at fair value (amortized cost: $62,265 – 2006, at cost which approximates fair value – 2005)	62,251	65,151

Total investments	150,171	122,049
Cash	5,716	8,283
Accrued investment income	1,398	1,211
Premiums receivable (net of allowance for doubtful accounts: $2,172 – 2006, $440 – 2005)	56,864	36,108
Reinsurance balances receivable (net of allowance for doubtful accounts: $154 – 2006, $148 – 2005) (note 2)	2,987	5,150
Ceded unpaid claims and claim adjustment expenses (note 2)	17,397	22,672
Deferred policy acquisition costs	11,692	7,318
Property and equipment (net of accumulated depreciation and amortization: $4,076 – 2006, $3,793 – 2005)	2,087	1,781
Deferred Federal income taxes (net of valuation allowance: $20,533 – 2006, $23,446 – 2005) (note 1)	5,395	3,723
Other assets	6,798	3,482
Goodwill (note 1)	609	609

Total assets	$261,114	212,386

(continued)

GAINSCO, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data)

	September 30, 2006 (unaudited)	December 31, 2005
Liabilities and Shareholders’ Equity
Liabilities:
Unpaid claims and claim adjustment expenses	$82,306	78,503
Unearned premiums	60,173	39,476
Premiums payable	10,171	5,134
Commissions payable	5,293	4,825
Accounts payable	5,529	4,630
Reinsurance balances payable	2,793	1,491
Drafts payable	907	861
Note payable (note 3)	1,000	500
Subordinated debentures (note 4)	25,000	—
Current Federal income taxes (note 1)	28	9
Other liabilities	1,641	901
Cash overdraft	4,384	2,776

Total liabilities	199,225	139,106

Redeemable convertible preferred stock – Series A ($1,000 stated value, 31,620 shares authorized, 18,120 shares issued at December 31, 2005, liquidation value of $18,120 at December 31, 2005) (note 5)	—	16,644

Shareholders’ Equity (note 5):
Common stock ($.10 par value, 62,500,000 shares authorized, 20,460,968 shares issued at September 30, 2006 and 20,225,574 issued at December 31, 2005)	2,046	2,022
Additional paid-in capital	133,734	132,309
Retained deficit	(73,071)	(77,487)
Accumulated other comprehensive loss (note 1)	(174)	(208)
Treasury stock, at cost (68,188 shares at September 30, 2006)	(646)	—

Total shareholders’ equity	61,889	56,636

Commitments and contingencies (note 7)
Total liabilities and shareholders’ equity	$261,114	212,386

See accompanying review report of KPMG LLP and notes to unaudited condensed consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenues:
Net premiums earned (note 2)	$49,979	24,775	136,099	60,289
Net investment income	1,850	987	4,928	2,412
Net realized losses (note 1)	—	(95)	(4)	(14)
Agency revenues	3,168	1,376	8,949	3,709
Other income, net	3	136	104	462

Total revenues	55,000	27,179	150,076	66,858

Expenses:
Claims and claims adjustment expenses (note 2)	34,627	16,197	94,545	40,057
Policy acquisition costs	7,845	3,686	22,181	8,659
Interest expense (notes 3, 4)	610	—	1,633	—
Underwriting and operating expenses	9,613	5,854	26,747	14,696

Total expenses	52,695	25,737	145,106	63,412

Income before Federal income taxes	2,305	1,442	4,970	3,446

Federal income taxes:
Current expense	326	27	405	27
Deferred benefit	(863)	—	(1,689)	—

Total tax (benefit) expense	(537)	27	(1,284)	27

Net income	2,842	1,415	6,254	3,419

Net income available to common shareholders	$2,842	918	4,416	1,090

Income per common share (note 1):
Basic	$.14	.05	.22	.06

Diluted	$.14	.05	.22	.06

See accompanying review report of KPMG LLP and notes to unaudited condensed consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income

(Amounts in thousands)

	Nine months ended September 30, 2006 (unaudited)	Twelve months ended December 31, 2005
Common stock:
Balance at beginning of period	$2,022	2,201
Stock issued	24	5,965
Reverse stock split	—	(6,060)
Cancellation of treasury stock	—	(84)

Balance at end of period	$2,046	2,022

Common stock warrants:
Balance at beginning of period	$—	330
Warrants exchanged	—	(180)
Series B warrants written down	—	(150)

Balance at end of period	$—	—

Additional paid-in capital:
Balance at beginning of period	$132,309	101,076
Warrants exchanged	—	180
Warrants written down	—	150
Common stock issued	—	33,842
Common stock reverse split	—	6,060
Issuance of restricted common stock	(33)	(660)
Amortization of unearned compensation	99	125
Cancellation of treasury stock	—	(7,610)
Series A preferred stock discount	—	200
Restricted common stock units	1,359	1,369
Costs associated with common stock issuance	—	(2,423)

Balance at end of period	$133,734	132,309

(continued)

GAINSCO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income

(Amounts in thousands)

	Nine months ended September 30, 2006 (unaudited)		Twelve months ended December 31, 2005
Retained (deficit) earnings:
Balance at beginning of period	$(77,487)		(83,527)
Net income	6,254	6,254	8,872	8,872
Redemption of series A preferred stock	(1,440)		—
Redemption of series C preferred stock	—		(416)
Series B preferred stock exchange	—		(282)
Accrued dividends – redeemable preferred shares	(362)		(1,093)
Accretion of discount on redeemable preferred shares	(36)		(1,041)

Balance at end of period	$(73,071)		(77,487)

Accumulated other comprehensive income
Balance at beginning of period	$(208)		469
Unrealized gain (losses) on securities, net of reclassification adjustment, net of tax (note 1)	34	34	(677)	(677)

Comprehensive income		6,288		8,195

Balance at end of period	$(174)		(208)

Treasury stock
Balance at beginning of period	$—		(7,695)
Purchase of treasury stock	(646)		—
Cancellation of treasury stock	—		7,695

Balance at end of period	$(646)		—

Total shareholders’ equity at end of period	$61,889		56,636

See accompanying review report of KPMG LLP and notes to unaudited condensed consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Nine months ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$6,254	3,419
Adjustments to reconcile net income to cash used for operating activities:
Depreciation and amortization	492	139
Impairment of investments	—	95
Non-cash compensation expense	1,221	422
Realized losses (gains), excluding impairments	4	(81)
Deferred Federal income tax benefit	(1,689)	—
Change in accrued investment income	(187)	(809)
Change in premiums receivable	(20,756)	(17,571)
Change in reinsurance balances receivable	2,163	3,677
Change in ceded unpaid claims and claim adjustment expenses	5,275	8,823
Change in deferred policy acquisition costs	(4,374)	(3,279)
Change in other assets	(1,051)	1,352
Change in unpaid claims and claim adjustment expenses	3,803	(10,805)
Change in unearned premiums	20,697	19,179
Change in premiums payable	5,037	1,986
Change in commissions payable	468	2,215
Change in accounts payable	899	(591)
Change in reinsurance balances payable	1,302	523
Change in drafts payable	46	174
Change in other liabilities	740	(409)
Excess tax benefits from share-based payment arrangements	(237)	—
Change in current Federal income taxes	256	9

Net cash provided by operating activities	$20,363	8,468

(continued)

GAINSCO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Nine months ended September 30,
	2006	2005
Cash flows from investing activities:
Bonds available for sale:
Sold	$4,352	2,352
Matured	3,911	7,700
Purchased	(39,234)	(37,958)
Certificates of deposit matured	555	648
Certificates of deposit purchased	(455)	(370)
Securities sold but not settled	(970)	(4,032)
Net change in short term investments	2,886	10,808
Property and equipment purchased	(853)	(640)

Net cash used for investing activities	(29,808)	(21,492)

Cash flows from financing activities:
Draw on note payable	500	—
Issuance of subordinated debentures	23,671	—
Costs associated with issuance of restricted common stock	(10)	—
Excess tax benefits from share-based payment arrangements	237
Purchase of treasury stock	(646)	—
Dividend payment on redeemable preferred stock	(362)	(819)
Redemption of preferred stock	(18,120)	(3,416)
Issuance of common stock	—	23,481
Costs associated with common stock issuance	—	(2,407)
Net change in cash overdraft	1,608	(1,335)

Net cash provided by financing activities	6,878	15,504

Net (decrease) increase in cash	(2,567)	2,480
Cash at beginning of period	8,283	4,477

Cash at end of period	$5,716	6,957

Supplemental disclosures of non-cash financing activities:

Additional common stock was issued in 2005 upon the conversion of 13,500 shares of the Series A Preferred Stock (note 5) 235,394 shares of common stock were issued during the second quarter of 2006 relating to the performance share agreement (note 1(k))

See accompanying review report of KPMG LLP and notes to unaudited condensed consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(See accompanying review report of KPMG LLP)

(Unaudited)

(1)	Background and Summary of Accounting Policies

(a)	Basis of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of GAINSCO, INC. (“GAN”) and its wholly-owned subsidiaries (collectively, the “Company”), General Agents Insurance Company of America, Inc. (“General Agents”), GAINSCO Service Corp. (“GSC”), Lalande Financial Group, Inc. (“Lalande”), National Specialty Lines, Inc. (“NSL”) and DLT Insurance Adjusters, Inc. (“DLT”) (Lalande, NSL and DLT collectively, the “Lalande Group”). General Agents has one wholly owned subsidiary, MGA Insurance Company, Inc. (“MGA”) which, in turn, owns 100% of MGA Agency, Inc. All significant intercompany accounts have been eliminated in consolidation.

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

For periods prior to September 30, 2006, certain cash overdrafts were netted with Cash and certain other cash overdrafts were classified as Drafts payable. During the third quarter of 2006, it was determined that all of these amounts should have been presented as cash overdraft (liability). Prior period amounts in the accompanying condensed consolidated financial statements have been adjusted to properly classify these items. The effect of this change on the Consolidated Condensed Balance Sheet as of December 31, 2005 was inconsequential, changing total assets and total liabilities by less than 0.5%. The nature of this adjustment in the balances resulted in related adjustments to certain cash flow items. Management believes that the changes in the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2005 are immaterial relative to the financial statements taken as a whole.

A comparison of amounts previously reported and currently reported in the Condensed Consolidated Balance Sheet as of December 31, 2005 is as follows:

	As Previously Reported	Adjustment	As Revised
	(Amounts in thousands)
Cash	$8,111	172	8,283
Total assets	$212,214	172	212,386
Drafts payable	$3,465	(2,604)	861
Cash overdraft	$—	2,776	2,776
Total liabilities	$138,934	172	139,106

A comparison of amounts previously reported and currently reported in the unaudited Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2005 is as follows:

	As Previously Reported	Adjustment	As Revised
	(Amounts in thousands)
Net cash provided by operating activities	$9,345	(877)	8,468
Net cash provided by financing activities	$16,839	(1,335)	15,504
Net increase (decrease) in cash	$4,706	(2,226)	2,480
Cash at beginning of period	$3,853	624	4,477
Cash at end of period	$8,559	(1,602)	6,957

(b)	Nature of Operations

The Company’s nonstandard personal auto products are primarily purchased by customers seeking basic coverage and limits of liability required by statutory requirements, or slightly higher. Our products include coverage for third party liability, for bodily injury and physical damage, as well as collision and comprehensive coverage for theft, physical damage and other perils for an insured’s vehicle. Within this context, we offer our product to a wide range of customers who present varying degrees of potential risk to the Company, and we strive to price our product to reflect this range of risk accordingly, in order to earn an underwriting profit. Simultaneously, we selectively attempt to position our product price to be competitive with other companies offering similar products to optimize our likelihood of securing our targeted customers. We offer flexible premium down payment, installment payment, late payment, and policy reinstatement plans that we believe help us secure new customers and retain existing customers, while generating an additional source of income from fees that we charge for those services. We primarily write six month policies in Florida, Texas, Arizona, and Nevada with one-year policies in California, and both six-month and one year policies in South Carolina.

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

Bonds available for sale and short-term investments are stated at fair value. Certificates of deposit are stated at cost. Fair values for investments were obtained from published valuation guides.

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

The unrealized losses on investments at September 30, 2006 and December 31, 2005 are set forth in the following table:

	September 30, 2006		December 31, 2005
	(Amounts in thousands)
	Balance	% of Equity	Balance	% of Equity
Investments:
Unrealized loss	$(264)	(0.4)%	(316)	(0.6)%
Deferred tax benefit	90	0.1%	108	0.2%

Net unrealized loss	$(174)	(0.3)%	(208)	(0.4)%

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(See accompanying review report of KPMG LLP)

(Unaudited)

The following schedule summarizes the gross unrealized losses showing the length of time that investments have been continuously in an unrealized loss position as of September 30, 2006:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts in thousands)
US Treasury	$5,864	29	9,031	101	14,895	130
US government agencies	11,725	64	2,115	22	13,840	86
Corporate bonds	20,155	118	14,727	154	34,882	272
Short Term Investments	23,368	33	—	—	23,368	33

Total temporarily impaired securities	$61,112	244	25,873	277	86,985	521

The unrealized losses are considered temporary. At September 30, 2006, the Company’s fixed maturity portfolio had forty (40) securities with gross unrealized losses totaling $277,000 that were in excess of 12 months. No single issuer had a gross unrealized loss position greater than $32,000 or 3.1% of its original cost. They are primarily the result of interest rate fluctuations and they comprise less than 1% of Total shareholders’ equity. The Company expects to receive all interest and principal payments on these investments according to their contractual terms, if held to maturity.

Realized gains (losses) on securities are computed based upon the “specific identification” method on trade date and include write downs on securities considered to have other than temporary declines in fair value.

Realized gains and losses on investments for the three and nine months ended September 30, 2006 and 2005, respectively, are presented in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(Amounts in thousands)
Realized gains:
Bonds	$—	—	—	81

Total realized gains	—	—	—	81

Realized losses:
Bonds	—	95	4	95

Total realized losses	—	95	4	95

Net realized losses	$—	(95)	(4)	(14)

Proceeds from the sale of bond securities approximated $2,490,000 and $2,000 for the three months ended September 30, 2006 and 2005 respectively and $4,352,000 and $2,352,000 for the nine months ended September 30, 2006 and 2005, respectively.

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

(d)	Claims and Claim Adjustment Expenses

Accidents generally result in insurance companies paying, under the insurance policies written by them, amounts to individuals or companies for the risks insured. Months and sometimes years may elapse between the occurrence of an accident, reporting of the accident to the insurer and payment of the claim. Insurers record a liability for estimates of claims that will be paid for accidents reported to them, which are referred to as “case reserves.” In addition, since accidents are not always reported promptly upon the occurrence and because the assessment of existing known claims may change over time with the development of new facts, circumstances and conditions, insurers estimate liabilities for such items, which are referred to as incurred but not reported (“IBNR”) reserves.

As of September 30, 2006, the Company had $64,909,000 in net unpaid claims and claim adjustment expenses (“C & CAE”) (Unpaid C & CAE of $82,306,000 less Ceded unpaid C & CAE of $17,397,000). This amount represents management’s best estimate, as derived from the actuarial analysis, and was set equal to the selected reserve estimate as established by an independent actuary. The independent actuary identified the runoff status of the commercial lines book, exposure to construction defect claims, exposure to directors and officers liability and personal umbrella claims on an excess of loss basis and recent changes in the claim operation for the nonstandard personal auto business that impact claim settlement and reporting patters as risk factors. In consideration of these risk factors the independent actuary believes that there are significant risks and uncertainties that could result in material adverse deviation of the unpaid C & CAE. Management has reviewed and discussed the results of the actuarial analysis with the actuary and believes the reserve estimate selected by the independent actuary to be the best estimate of reserves at this time. The significant operational changes we have recently made in the nonstandard personal auto claims adjustment process and changing claims trends increase the uncertainties which exist in the estimation process and could lead to inaccurate estimates of claim and claim adjustment expense. The average runoff claim reserve was approximately $190,000 per claim and $192,000 per claim at September 30, 2006 and December 31, 2005, respectively.

As of September 30, 2006 and December 31, 2005, in respect of its runoff lines, the Company had $20,566,000 and $28,653,000, respectively, in net unpaid C & CAE. Historically, the Company has experienced significant volatility in its reserve projections for its commercial lines. This volatility has been primarily attributable to its commercial automobile and general liability product lines. On February 7, 2002, the Company announced it had decided to discontinue writing commercial lines insurance due to continued adverse claims development and unprofitable results. The Company has been settling and reducing its remaining inventory of commercial claims. See “Business Operations - “Discontinuance of Commercial Lines.” As of September 30, 2006, 108 runoff claims remained versus 149 at December 31, 2005.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(See accompanying review report of KPMG LLP)

(Unaudited)

As of September 30, 2006 and December 31, 2005, in respect of its nonstandard personal auto line, the Company had $44,343,000 and $27,178,000, respectively, in net unpaid C & CAE. These claims generally are of shorter duration than the Company’s runoff lines claims. At September 30, 2006, the Company had 5,217 nonstandard personal auto claims versus 3,183 at December 31, 2005. The average nonstandard personal auto claim reserve was approximately $8,500 per claim at both September 30, 2006 and December 31, 2005.

(e)	Federal Income Taxes

The Company and its subsidiaries file a consolidated Federal income tax return. Deferred income tax items are accounted for under the “asset and liability” method which provides for temporary differences between the carrying amounts for financial statement purposes and for tax purposes, primarily deferred policy acquisition costs, the discount on unpaid claims and claim adjustment expenses, net operating loss carryforwards and the nondeductible portion of the change in unearned premiums. The Company paid Federal income taxes of $140,000 and $2,000 for the three months ended September 30, 2006 and 2005, respectively, and $149,000 and $27,000 for the nine months ended September 30, 2006 and 2005, respectively. The Company received Federal income tax refunds totaling $10,000 during the third quarter of 2005. No other refunds were received.

In assessing the realization of its deferred tax assets, management considers whether it is more likely than not that a portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In 2001, the Company recorded a valuation allowance against its deferred tax assets. In the first quarter of 2002, the Company announced it was discontinuing the writing of its largest line of business, commercial lines, due to continued adverse claims development and unprofitable results. At that time, the prospects for significant taxable income in personal lines, its only remaining line of business, were unclear. Because the Company had no near-term expectation of taxable income, it was necessary to fully reserve the deferred tax asset due to uncertainty of future taxable income that could utilize this asset. Positive evidence, such as continued recording of taxable operating income and continued positive expectations for the future could ultimately result in management concluding that it is more likely than not that a portion or all of the deferred tax assets will be realized. For the first nine months of 2006, the Company reduced the valuation allowance by $2,913,000 as a result of utilization of net operating loss carryforwards due to continued increasing levels of taxable operating income.

As of September 30, 2006 the Company has net operating loss carryforwards for tax purposes aggregating $60,392,000. These net operating loss carryforwards of $12,122,000, $33,950,000, $13,687,000 and $633,000, if not utilized, will expire in 2020, 2021, 2022 and 2023, respectively. The tax benefit of the net operating loss carryforwards is $20,533,000, which is calculated by applying the Federal statutory income tax rate of 34% against the net operating loss carryforwards of $60,392,000. The tax benefit of the net operating loss carryforwards remains fully reserved and comprises 100% of the valuation allowance.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(See accompanying review report of KPMG LLP)

(Unaudited)

(f)	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(Amounts in thousands, except per share amounts)
Numerator:
Net income	$2,842	1,415	6,254	3,419
Preferred stock dividends	—	(273)	(362)	(817)
Accretion of discount on preferred stock	—	(224)	(1,476)	(1,512)

Numerator for basic earnings per share – income available to common shareholders	$2,842	918	4,416	1,090

Effect of dilutive securities:
Preferred stock dividends	—	273	362	817
Accretion of discount on preferred stock	—	224	1,476	1,512

	—	497	1,838	2,329

Numerator for diluted earnings per share – income available to common shareholders after assumed conversions	$2,842	1,415	6,254	3,419

Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	20,393	19,422	20,315	17,737

Effect of dilutive securities:
Restricted stock units	71	—	76	—
Convertible preferred stock	—	888	—	888

Dilutive potential common shares	71	888	76	888

Denominator for diluted earnings per share – adjusted weighted average shares outstanding & assumed conversions	20,464	20,310	20,391	18,625

Basic earnings per share	$.14	.05	.22	.06

Diluted earnings per share *	$.14	.05	.22	.06

*	The effect of convertible preferred stock caused diluted earnings per share to be antidilutive for the three-months ended September 30, 2005 and the nine-months ended September 30, 2006 and 2005; therefore, diluted earnings per share is reported the same as basic earnings per share. Weighted average shares for all periods presented have been adjusted for the rights offering in August 2005, as well as the reverse stock split in November 2005. In 2005, Series A Preferred Stock was convertible into an aggregate of 888,000 shares of Common Stock. Options can be exercised to purchase an aggregate of 102,000 shares of Common Stock. Warrants can be exercised to purchase an aggregate of 388,000 shares of Common Stock. Options and warrants are convertible or exercisable at prices in excess of the price of the Common Stock on September 30, 2006.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(See accompanying review report of KPMG LLP)

(Unaudited)

(g)	Stock-Based Compensation

In October 1995, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument. Under SFAS No. 123, the Company elected to measure compensation costs using the intrinsic value based method of accounting prescribed by APB 25 “Accounting for Stock Issued to Employees.” There have been no options granted since 2000.

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

	Three months ended September 30, 2005	Nine months ended September 30, 2005
	(Amounts in thousands)
Numerator:
Net income as reported	$1,415	3,419
Compensation cost	(33)	(98)

Pro forma net income	1,382	3,321
Effect of dilutive securities	(497)	(2,329)

Numerator for pro forma basic earnings per share – pro forma income available to common shareholders	$885	992
Effect of dilutive securities	497	2,329

Numerator for pro forma diluted earnings per share – pro forma income available to common shareholders after assumed conversions	$1,382	3,321

Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	19,422	17,737

Denominator for diluted earnings per share – adjusted weighted average shares outstanding & assumed conversions	20,310	18,625

Basic earnings per share	$.05	.06

Diluted earnings per share *	$.05	.06

*	The effects of convertible preferred stock and common stock equivalents are antidilutive for all periods presented; therefore, pro forma diluted earnings per share is reported the same as pro forma basic earnings per share.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(See accompanying review report of KPMG LLP)

(Unaudited)

(h)	Accumulated Other Comprehensive Income

The following schedule presents the components of other comprehensive (loss) income:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(Amounts in thousands)
Unrealized gains (losses) on securities:
Unrealized holding gain (loss) during period	$573	(165)	47	(534)
Less: Reclassification adjustment for amounts included in net income for realized losses	—	(95)	(4)	(14)

Other comprehensive income (loss) before Federal income taxes	573	(70)	51	(520)
Federal income tax (expense) benefit	(195)	24	(17)	177

Other comprehensive income (loss)	$378	(46)	34	(343)

(i)	Goodwill

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

(j)	Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value investments. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on net income.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(See accompanying review report of KPMG LLP)

(Unaudited)

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effect of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006. Management is currently assessing the impact, if any, the adoption of SAB No. 108 will have on net income. The cumulative effect, if any, of applying the provisions of SAB No. 108 will be reported as an adjustment to beginning-of-year retained earnings.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” FIN 48 prescribes a comprehensive financial statement model of how a company should recognize, measure, present, and disclose uncertain tax positions that the Company has taken or expects to take in its income tax returns. Guidance is also provided on derecognition, classification, interest and penalties, interim accounting, and disclosure. FIN 48 requires that only income tax benefits that meet the “more likely than not” recognition threshold be recognized or continue to be recognized on the effective date. Initial derecognition amounts would be reported as a cumulative effect of a change in accounting principle, as an adjustment to the opening balance of retained earnings for the 2007 fiscal year. FIN 48 applies to all tax positions and is effective for the Company beginning in fiscal year 2007. Management is assessing the impact of the new guidance on all of its open tax positions, and has not determined the impact, if any.

In November 2005, the FASB issued FASB Staff Position (FSP) 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP provides additional guidance on when an investment in a debt or equity security should be considered impaired and when that impairment should be considered other-than-temporary and recognized as a loss in earnings. Specifically, the guidance clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The FSP also requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Refer to Note 1(c) for these disclosures. Management has applied the guidance in this FSP.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 requires that changes in accounting principle be retrospectively applied. Under retrospective application, the new accounting principle is applied as of the beginning of the first period presented as if that principle had always been used. The cumulative effect of the change is reflected in the carrying value of assets and liabilities as of the first period presented and the offsetting adjustments would be recorded to opening retained earnings. SFAS No. 154 replaces APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 was effective for the Company beginning in fiscal year 2006.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(See accompanying review report of KPMG LLP)

(Unaudited)

(k)	Benefit Plans

As previously mentioned in Note 1(g), the Company early adopted SFAS No. 123R in the fourth quarter of 2005. In November 2005, the shareholders approved the 2005 Long-Term Incentive Compensation Plan (“2005 Plan”), which provides for a maximum of 2,020,000 shares of Common Stock to be available under the 2005 Plan. There are two types of awards, restricted stock units (“RSU”) and restricted stock. The RSU awards are intended for key employees of the Company and are based on the completion of the related service period and the attainment of specific performance criteria.

There were 1,211,000 RSU’s granted in 2005 by the Compensation Committee of the Board of Directors, with 20% vesting available in each year beginning with 2006 through 2010, assuming the completion of the related service period and achievement of specific applicable performance levels. Of the 1,211,000 RSU’s, there were 210,000 RSU’s awarded in 2005 for which $1,369,000 of compensation cost was recognized in 2005 based on the closing price ($6.52 per share) of our Common Stock on the date of grant. In September 2006, the Compensation Committee of the Board of Directors approved modifications to the methodology of calculating vesting of RSU’s. The modifications were a refinement, beginning in 2006, of the calculation of one of the performance criteria and a revision of the mechanism by which a grantee may earn shares in 2009 that would not have vested from previous plan years. The Company will recognize compensation expense for awards based on the probability that the related service period and performance level will be achieved depending on the relative satisfaction of the performance level based upon performance to date. For the three and nine months ended September 30, 2006 $522,000 and $1,221,000, respectively, was recognized as compensation expense. The related compensation cost for the RSU’s is recorded in the Underwriting and operating expenses line item, consistent with other compensation to these individuals. Pursuant to the RSU’s awarded in 2005, 210,000 shares of common stock were issued to certain key employees in May 2006, at a fair value of $9.74 per share. As of September 30, 2006, unrecognized expense related to nonvested 2005 Plan awards (1,001,000 RSU’s) totaled $6,686,000, which is expected to be recognized over a period of three years and three months, assuming the completion of the related service period and achievement of specific applicable performances levels and in accordance with the provisions of SFAS No. 123R. As a result of the modification of vesting methodology approved in September 2006, the fair value that will be used for determining compensation cost for awards “not probable” (per SFAS No. 123R) of meeting the performance level criteria prior to date of modification will be $7.75 per share (the closing price of our Common Stock on the date of modification approval). The 2005 Plan will terminate on December 31, 2010, unless it is terminated earlier by the Board.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(See accompanying review report of KPMG LLP)

(Unaudited)

In addition, 25,500 shares of restricted stock were granted by the Board of Directors to non-employee directors in 2005, which were expensed in 2005 for $166,000 based on the closing price ($6.52 per share) of our Common Stock on the date of grant. Restrictions for these shares lapsed on January 1, 2006. In May 2006, 25,500 shares of restricted stock were granted by the Board of Directors to the non-employee directors, at a fair value of $8.59 per share. These shares vest based upon continuous service as a director until the expiration of a designated time period. For the three and nine months ended September 30, 2006 $65,000 and $138,000, respectively, was recognized as compensation expense. The related compensation cost for the restricted stock is recorded in the Underwriting and operating expenses line item, consistent with other compensation to these individuals. As of September 30, 2006, unrecognized expense related to the non-employee directors’ awards totaled $81,000.

At September 30, 2006, the Company had one plan under which options to purchase shares of GAN’s common stock could be granted: the 1998 Long-Term Incentive Plan (“98 Plan”). The 1995 Stock Option Plan was approved by the shareholders in May 1996 and terminated in May 2006, although outstanding options thereunder continue until their respective expiration dates. There were options to purchase 19,000 shares outstanding under this Plan at September 30, 2006. The 98 Plan was approved by the shareholders on July 17, 1998, and the aggregate number of shares of common stock that may be issued under the 98 Plan is limited to 250,000, and options to purchase 83,000 shares were outstanding under this Plan at September 30, 2006.

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

The amounts deducted in the Unaudited Condensed Consolidated Statements of Operations for reinsurance ceded for the three and nine-months ended September 30, 2006 and 2005, respectively, are set forth in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(Amounts in thousands)
Premiums earned – private passenger	$352	6	1,017	240

Claims and claim adjustment expenses incurred – Fronting	$(32)	(14)	(37)	64
Claims and claim adjustment expenses incurred – Private passenger	$(8)	(36)	38	6
Claims and claim adjustment expenses incurred – all other	$300	(1,239)	(1,082)	(539)

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(See accompanying review report of KPMG LLP)

(Unaudited)

The amounts included in the Unaudited Condensed Consolidated Balance Sheets for reinsurance ceded under fronting arrangements as of September 30, 2006 and December 31, 2005 were as follows:

	2006	2005
	(Amounts in thousands)
Unpaid claims and claim adjustment expenses – Fronting arrangements	$55	157

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

Effective December 31, 2000, the Company entered into a reserve reinsurance cover agreement with a non-affiliated reinsurer. This agreement reinsures the Company’s ultimate net aggregate liability in excess of $32,500,000 up to an aggregate limit of $89,650,000 for net commercial auto liability losses and loss adjustment expense incurred but unpaid as of December 31, 2000. At September 30, 2006 and December 31, 2005, deferred reinsurance gains of $284,000 and $462,000, respectively, have been recorded in Other liabilities. For the third quarter and first nine months of 2006, $30,000 and $179,000, respectively, were recorded in Other income. For the third quarter and first nine months of 2005, $144,000 and $468,000, respectively, were recorded in Other income. Since its inception at December 31, 2000, $8,766,000 has been recorded in Other income, which represents the reserve development under the reserve reinsurance cover agreement. The remaining deferred gain will be recognized in income in future periods based upon the ratio of claims paid in the $57,150,000 layer to the total of the layer. The reinsurer remains responsible for reimbursing the Company for claim payments covered under this agreement.

For 2006, the Company has catastrophe reinsurance on its nonstandard personal auto physical damage business for property claims of $3,000,000 in excess of $500,000 for a single catastrophe, as well as aggregate catastrophe property reinsurance for $2,000,000 in excess of $750,000 in the aggregate. For 2005, the Company had catastrophe reinsurance on its nonstandard personal auto physical damage business for property claims of $1,500,000 in excess of $500,000 for a single catastrophe, as well as aggregate catastrophe property reinsurance for $1,500,000 in excess of $750,000 in the aggregate.

The Company remains directly liable to its policyholders for all policy obligations and the reinsuring companies are obligated to the Company to the extent of the reinsured portion of the risks.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(See accompanying review report of KPMG LLP)

(Unaudited)

(3)	Note Payable

In September 2005, the Company entered into a credit agreement with a commercial bank providing for term loans of up to $10 million in the aggregate. Proceeds from the term loan advances may be used for working capital. The Company received an advance of $500,000 in the fourth quarter of 2005 and another advance of $500,000 in the third quarter of 2006. The Company may request advances until September 30, 2007. Interest, payable monthly, will accrue on any outstanding principal balance at a floating rate equal to the 3 month London Interbank Offered Rate plus a margin (currently 2.25%) determined by the consolidated net worth of the Company and earnings before interest, taxes, depreciation and amortization for the preceding four calendar quarters. The outstanding principal balance is payable in equal quarterly installments commencing on October 1, 2007 based on a 60-month amortization schedule, with the balance of the loan payable in full on or before September 30, 2010. At September 30, 2006 and December 31, 2005 the outstanding balance was $1,000,000 and $500,000, respectively. For the third quarter and first nine months of 2006, interest expense of $10,000 and $28,000, respectively, was recorded.

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

The net proceeds of the offering were used to redeem the outstanding Series A Preferred Stock, to provide $5,000,000 of capital to the insurance companies and the balance for general corporate purposes. For the third quarter and first nine months of 2006, the Company recorded net interest expense of $600,000 and $1,605,000, respectively.

(5)	Redeemable Preferred Stock and Shareholders’ Equity

The Company has authorized 62,500,000 shares of common stock, par value $.10 per share (the “Common Stock”). Of the authorized shares of Common Stock, 20,460,968 were issued and 20,392,780 were outstanding as of September 30, 2006 and 20,225,574 were issued and outstanding as of December 31, 2005.

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

Goff Moore Strategic Partners, LP (“GMSP”) now owns approximately 33% of the outstanding Common Stock, Robert W. Stallings owns approximately 22% and James R. Reis beneficially owns approximately 11%.

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

The following tables present a summary of segment profit (loss) for the three months ended September 30, 2006 and 2005:

	Three months ended September 30, 2006
	Nonstandard Personal Auto Lines	Runoff Lines	Other	Total
	(Amounts in thousands)
Gross premiums written	$55,738	—	—	55,738

Net premiums earned	$49,979	—	—	49,979
Net investment income	711	254	885	1,850
Net realized losses	—	—	—	—
Agency revenues	3,168	—	—	3,168
Other (loss) income	(28)	31	—	3
Expenses, excluding interest expense	(50,474)	460	(2,071)	(52,085)
Interest expense	—	—	(610)	(610)

Income (loss) before Federal income taxes	$3,356	745	(1,796)	2,305

	Three months ended September 30, 2005
	Nonstandard Personal Auto Lines	Runoff Lines	Other	Total
	(Amounts in thousands)
Gross premiums written	$30,848	—	—	30,848

Net premiums earned	$24,775	—	—	24,775
Net investment income	867	74	46	987
Net realized losses	—	—	(95)	(95)
Agency revenues	1,376	—	—	1,376
Other (loss) income	(9)	145	—	136
Expenses, excluding interest expense	(26,108)	665	(294)	(25,737)
Interest expense	—	—	—	—

Income (loss) before Federal income taxes	$901	884	(343)	1,442

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(See accompanying review report of KPMG LLP)

(Unaudited)

The following tables present a summary of segment profit (loss) for the nine months ended September 30, 2006 and 2005:

	Nine months ended September 30, 2006
	Nonstandard Personal Auto Lines	Runoff Lines	Other	Total
	(Amounts in thousands)
Gross premiums written	$157,813	—	—	157,813

Net premiums earned	$136,099	—	—	136,099
Net investment income	1,591	836	2,501	4,928
Net realized losses	—	—	(4)	(4)
Agency revenues	8,949	—	—	8,949
Other (loss) income	(76)	179	1	104
Expenses, excluding interest expense	(138,978)	1,576	(6,071)	(143,473)
Interest expense	—	—	(1,633)	(1,633)

Income (loss) before Federal income taxes	$7,585	2,591	(5,206)	4,970

	Nine months ended September 30, 2005
	Nonstandard Personal Auto Lines	Runoff Lines	Other	Total
	(Amounts in thousands)
Gross premiums written	$79,708	—	—	79,708

Net premiums earned	$60,288	1	—	60,289
Net investment income	1,410	900	102	2,412
Net realized losses	—	—	(14)	(14)
Agency revenues	3,709	—	—	3,709
Other (loss) income	(9)	469	2	462
Expenses, excluding interest expense	(61,346)	232	(2,298)	(63,412)
Interest expense	—	—	—	—

Income (loss) before Federal income taxes	$4,052	1,602	(2,208)	3,446

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(See accompanying review report of KPMG LLP)

(Unaudited)

(7)	Commitments and Contingencies

Securities Litigation

On October 31, 2006, GAINSCO, INC. (the “Company”) and the plaintiffs in the lawsuit styled, “Earl Culp, on behalf of himself, and all others similarly situated, Plaintiff, v. GAINSCO, INC., Glenn W. Anderson, and Daniel J. Coots, Defendants,” Civil Action No. 4:04-CV-723-Y, in the United States District Court for the Northern District of Texas, Fort Worth Division (the “Court”), entered into a Stipulation of Settlement (the “Stipulation”), which was filed with the Court on the same date. Pursuant to the Stipulation, the plaintiff class members (the “Settlement Class”), which would be certified for settlement purposes only, will be provided notice of the Stipulation, the general terms of the settlement, the proposed plan of allocation, the general terms of the fee and expense application with respect to payment of the plaintiff’s lead counsel’s attorney’s fees and reimbursement of expenses and the date of the settlement hearing.

The Company and the other defendants entered into the Stipulation to resolve the matter and have denied expressly and continue to deny all charges of wrongdoing or liability against them in the lawsuit. There has been no adverse determination by the Court against the Company or any of the other defendants in the lawsuit.

Pursuant to the Stipulation, a settlement fund of $4.0 million, plus any accrued interest (the “Settlement Fund”), will be created (i) to pay plaintiffs’ counsel’s attorneys’ fees, expenses and costs with interest if and to the extent allowed by the Court; (ii) to pay costs and expenses incurred in connection with providing and processing the notices and administering and distributing the Settlement Fund; (iii) to pay taxes and tax expenses, and (iv) to distribute the balance of the Settlement Fund to authorized claimants under the Stipulation. The Stipulation is subject to Court approval and other usual and customary conditions. The settlement contains provisions that allow the defendants to terminate the settlement if members of the Settlement Class who purchases more than a specified percentage of common stock that would otherwise be part of the Settlement Class timely and validly request exclusion from the Settlement Class.

The costs of funding the settlement set forth in the Stipulation are to be paid by the Company’s insurance carrier, and the Company does not expect to incur any material expenses related to the settlement.

If for any reason the settlement is not consummated, the Company continues to believe that it has meritorious defenses to the claims asserted and intends to vigorously defend the action.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(See accompanying review report of KPMG LLP)

(Unaudited)

Insurance Class Action Litigation

In the third quarter 2006, the Company and two subsidiaries were served with process in a purported class action styled Ruth R. Arbelo, Individually, and on behalf of all others similarly situated, v. GAINSCO, Inc., National Specialty Lines, Inc. and MGA Insurance Company, Inc., Case No. 2:06-cv-263-FtM-29DNF, filed in United States District Court for the Middle District of Florida, Ft. Myers Division. The Complaint, as amended October 5, 2006, alleges that the defendants violated certain provisions of Florida insurance laws with respect to the manner in which finance charges are imposed on Florida residents in connection with installment payments of insurance premiums. The Complaint seeks damages in an unspecified amount in excess of $5 million and other relief.

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

(8)	Subsequent Events

In October 2006, the Company distributed subscription rights to purchase shares of its common stock to shareholders of record on October 13, 2006. Shareholders received .2222 of a subscription right for each share of common stock owned and were entitled to purchase one share of common stock at a purchase price of $4.00 per share. Shareholders who exercise their rights in full were also entitled to purchase additional shares pursuant to an over-subscription right to the extent holders do not fully subscribe for their basic subscription rights.

The subscription rights were exercisable until November 13, 2006 and net proceeds are estimated to be approximately $18.0 million, assuming that all subscription and over-subscription rights are exercised (which cannot be assured).

The exercise price of the Common stock warrant held by GMSP was reduced in accordance with the Common stock warrant agreement, because of the subscription rights offering. Since October 13, 2006, the exercise price of the Common stock warrant has been $8.304 per share, a reduction from $9.00. The final exercise price will be determined based on actual subscription rights exercised and will be determined at the close of the subscription rights offering.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(See accompanying review report of KPMG LLP)

(Unaudited)

On October 31, 2006, the Company entered into a letter agreement with Cohen & Company (the “Placement Agent”) regarding the Placement Agent’s arrangement of a private placement under Rule 144A under the Securities Act of 1933, as amended, of approximately $18 million of trust preferred securities of a trust to be formed by the Company (the “Trust”). The trust preferred securities are expected to mature 30 years following issuance, be redeemable at the Company’s option beginning five years after issuance and require quarterly distributions by the Trust to the holders of the trust preferred securities at a rate equal to the three-month LIBOR rate plus 3.75%. Concurrently, the Company expects to guarantee certain payments made on the trust preferred securities and to purchase all of the common securities of the Trust pursuant to a purchase agreement containing customary terms and conditions. Interest on the trust preferred securities may be deferred at any time or from time to time for a period not exceeding 20 consecutive quarterly payments.

There is no assurance that this transaction will be consummated on acceptable terms or at all. Neither the Placement Agreement nor any of its representatives have any obligation to purchase or place any of the securities and may in their sole discretion choose to terminate any potential transaction. The Company may in its sole discretion choose to terminate the letter agreement and any potential transaction, subject to its obligation to pay the fees and expenses set forth in the letter agreement.

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The discussion in this Item includes forward-looking statements and should be read in the context of the risks, uncertainties and other variables referred to below under the caption “Forward-Looking Statements.”

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

The following table presents selected financial information in thousands of dollars:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Gross premiums written	$55,738	30,848	157,813	79,708

Earned premiums	$49,979	24,775	136,099	60,289

Net income before Federal income taxes	$2,305	1,442	4,970	3,446

Federal income tax (benefit) expense	$(537)	27	(1,284)	27

Net income	$2,842	1,415	6,254	3,419

Net income available to common shareholders	$2,842	918	4,416	1,090

GAAP C & CAE ratio (1)	69.3%	65.4%	69.5%	66.4%
GAAP expense ratio (2) (3)	26.9%	33.0%	27.4%	32.6%

GAAP combined ratio (2)	96.2%	98.4%	96.9%	99.0%

(1)	C & CAE is an abbreviation for Claims and Claims Adjustment expenses, stated as a percentage of net premiums earned.
(2)	The ratios do not reflect expenses of the holding company.
(3)	Commissions, change in deferred acquisition costs, underwriting expenses and operating expenses (insurance subsidiaries only) are offset by agency revenues and are stated as a percentage of net premiums earned.

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

The Company continues to settle and reduce its inventory of commercial lines claims. At September 30, 2006, there were 108 claims associated with the Company’s runoff book outstanding, compared to 149 as of December 31, 2005. As of September 30, 2006, in respect of its runoff lines, the Company had $20,566,000 in net unpaid C & CAE compared to 28,653,000 as of December 31, 2005. For the periods presented, the Company has recorded favorable development in unpaid C & CAE from the runoff lines with the settlement and reduction in the inventory of commercial lines claims. See “Results of Operations – Claims and claims adjustment expenses.” Due to the long tail and litigious nature of these claims, the Company anticipates it will take a substantial number of years to complete the adjustment and settlement process with regard to existing claims and the additional claims it expects to receive in the future from its past business writings. Most of the remaining claims are in suit and the Company’s future results may or may not be impacted either negatively or positively based on its ability to settle the remaining claims and new anticipated claims within its established reserve level.

Results of Operations

The discussion below primarily relates to the Company’s insurance operations, although the selected consolidated financial data appearing elsewhere is on a consolidated basis. The expense item “Underwriting and operating expenses” includes the operating expenses of the holding company, GAINSCO, INC. (“GAN”).

Gross premiums written increased 81% for the third quarter of 2006 over the third quarter of 2005 and increased 98% for the first nine months of 2006 over the first nine months of 2005. The following table presents gross premiums written by region in thousands of dollars:

	Three months ended September 30,				Nine months ended September 30,
	2006		2005		2006		2005
	(Amounts in thousands)
Region:
Southeast	$31,353	56%	19,286	63%	89,274	57%	54,249	68%
South Central	14,933	27	4,494	14	42,175	27	8,582	11
Southwest	7,521	13	3,636	12	19,587	12	9,120	11
West	1,931	4	3,432	11	6,777	4	7,757	10

Total	$55,738	100%	30,848	100%	157,813	100%	79,708	100%

Each of the regions, except West, achieved significant premium growth in the 2006 periods over the 2005 periods. For 2006, the contribution to the premium increase by region for the first nine months of 2006 over the first nine months of 2005 is: Southeast 65%, South Central 391%, Southwest 115% and West (13)%. Net premiums earned increased 102% in the third quarter of 2006 over the third quarter of 2005 and increased 126% in the first nine months of 2006 over the first nine months of 2005, primarily as a result of the growth in gross premiums written.

Net investment income increased 88% in the third quarter of 2006 over the third quarter of 2005 and increased 104% in the first nine months of 2006 over the first nine months of 2005. The increase between the quarterly periods was primarily due to a 37% increase in average investments and the shift from Short-term investments to Bonds available for sale. The increase between the nine month periods was primarily due to a 28% increase in average investments, rising interest rates and the shift from Short-term investments to Bonds available for sale. At September 30, 2006 Bonds available for sale comprised 58% of Investments versus 41% at September 30, 2005. The annualized return on average investments was 4.8% for the first nine months of 2006 versus 3.0% for the first nine months of 2005. The increase between the nine month periods was primarily due to rising interest rates and the shift from Short-term investments to Bonds available for sale. The increase in investments was due to funds received from the rights offering, funds received from the issuance of the Subordinated debentures (see “Capital Transaction – 2006 Subordinated Debentures”) and positive cash flows from operations.

Agency revenues increased $1,792,000 in the third quarter of 2006 over the third quarter of 2005 and increased $5,240,000 in the first nine months of 2006 over the first nine months of 2005 primarily as a result of the increase in writings. Agency fees are primarily fees charged on insured balances.

Claims and claims adjustment expenses (“C & CAE”) increased $18,430,000 in the third quarter of 2006 over the third quarter of 2005 and increased $54,488,000 in first nine months of 2006 over the first nine months of 2005. The C & CAE ratio was 69.3% in the third quarter of 2006 versus 65.4% in the third quarter of 2005. The C & CAE ratio was 69.5% in the first nine months of 2006 versus 66.4% in the first nine months of 2005. The C & CAE ratio for nonstandard personal auto was 70.6% for the third quarter of 2006 versus 70.9% for the third quarter of 2005. The C & CAE ratio for nonstandard personal auto was 71.0% for the first nine months of 2006 versus 69.9% for the first nine months of 2005. The increase in the C & CAE ratios for nonstandard personal auto between the nine months periods is attributable to higher claims associated with new business growth and unfavorable case reserve development in the first quarter of 2006. The runoff lines recorded favorable development of approximately $663,000 and $2,116,000 during the third quarter and first nine months of 2006, respectively. The runoff lines had favorable development of approximately $1,355,000 and $2,104,000 during the third quarter and first nine months of 2005, respectively. Favorable development from the runoff lines, as a percent of net premiums earned, was smaller in the 2006 periods than in the 2005 periods, which is the primary reason for the increase in the C & CAE ratios in the 2006 periods over the 2005 periods. With regard to environmental and product liability claims, the Company has an immaterial amount of exposure. The Company did not provide environmental impairment coverage and excluded pollution and asbestos related coverages in its policies. A portion of the Company’s remaining claims are related to construction defects. Inflation impacts the Company by causing higher claim settlements than may have originally been estimated. Inflation is implicitly reflected in the reserving process through analysis of cost trends and review of historical reserve results. Significant operational changes we have recently made to accelerate the recognition and resolution of nonstandard personal auto claims may result in an increase in the amount of aggregate claim settlements and cause our ultimate claim and claim adjustment expense to increase in comparison to prior periods.

Policy acquisition costs include commission expense, change in deferred policy acquisition costs, premium taxes and regulatory fees and assessments. The increase in the third quarter of 2006 from the third quarter of 2005 and the increase in the first nine months of 2006 from the first nine months of 2005 is primarily due to the increase in premium writings. The ratio of Policy acquisition costs to Net premiums earned was 15.7% for the third quarter of 2006 and 14.9% for the third quarter of 2005. The ratio of Policy acquisition costs to Net premiums earned was 16.3% for the first nine months of 2006 and 14.4% for the first nine months of 2005. The increase in the 2006 periods was primarily due to the Southeast region, which generally has a lower policy acquisition costs ratio than the other regions, comprising a smaller portion of the mix in 2006 than in 2005 as a result of significant growth in the South Central and Southwest regions.

Interest expense is primarily related to the Subordinated debentures issued in the first quarter of 2006 (see “Capital Transaction – 2006 Subordinated Debentures”).

Underwriting and operating expenses increased $3,759,000 in the third quarter of 2006 over the third quarter of 2005 primarily due to additional expenses incurred in the infrastructure expansion for increased premium production capability, specifically additional personnel. These expenses increased $12,051,000 in the first nine months of 2006 over the first nine months of 2005 primarily due to the same reasons. Underwriting and operating expenses as a percent of Total revenues, excluding Net investment income and Net realized losses, were 18.1% and 22.3% for the third quarter of 2006 and 2005, respectively. Underwriting and operating expenses as a percent of Total revenues, excluding Net investment income and Net realized losses, were 18.4% and 22.8% for the first nine months of 2006 and 2005, respectively.

Because of the 100% valuation allowance for the tax benefit of net operating loss carryforwards in Deferred Federal income taxes (asset), current Federal income tax expense, except for the alternative minimum tax, is entirely offset by the change in the valuation allowance. For the third quarter and the first nine months of 2006 and the comparable periods in 2005, the current regular Federal income tax expense was $1,528,000, $2,842,000, $619,000, and $941,000, respectively, and was offset by the change in the valuation allowance.

The Deferred Federal income tax benefit recorded in the third quarter and the first nine months of 2006 is primarily related to the tax discount on unearned premiums and the increase in unearned policy fees. Deferred income tax items reflect temporary differences between the amounts carried in certain asset and liability accounts on financial statements prepared in accordance with GAAP as compared with the amounts carried for income tax purposes. These differences exist because of timing differences in the recognition of certain revenues and expenses under GAAP and income tax accounting rules.

Capital Transactions

2006 Subordinated Debentures

In January 2006, a wholly-owned subsidiary, GAINSCO Capital Trust I, issued $25 million of 30-year capital securities. The capital securities require quarterly payments of interest at a floating interest rate equal to the 3-month LIBOR (London interbank offered rate for U.S. dollar deposits) plus a margin of 3.85%. The capital securities will mature on March 31, 2036 and are redeemable at the Company’s option beginning after March 31, 2011, in whole or in part, at the liquidation amount of $1,000 per capital security. Taken together, the Company’s obligations provide a full, irrevocable and unconditional guarantee of payments of distributions and other amounts due on the capital securities, subject to the subordination provisions of the agreements.

The net proceeds of the offering were used by GAINSCO Capital Trust I to acquire Subordinated debentures of the Company that have the same maturity and bear interest at the same rate as the capital securities. The Company acquired 100% of the common securities of GAINSCO Capital Trust I. The Company used the proceeds to redeem its outstanding Series A Preferred Stock and to provide $5 million of capital to its insurance companies. The balance was used for general corporate purposes.

Pending Transactions

In October 2006 the Company distributed subscription rights to purchase shares of its common stock to shareholders of record on October 13, 2006. On October 31, 2006, the Company entered into a letter agreement for the private placement of approximately $18 million of trust preferred securities. Both of these transactions are more fully described in Note (8) of Notes to Condensed Consolidated Financial Statements.

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

Positive evidence, such as recording of taxable operating income and positive expectations for the future could ultimately result in management concluding that it is more likely than not that a portion or all of the deferred tax assets will be realized. Management expects that in the future there will be enough additional positive evidence to conclude that it is more likely than not that a portion or all of the deferred tax assets will be realized. As of September 30, 2006, the deferred tax asset was $25,928,000 and the valuation allowance was $20,533,000 and included 100% of the tax benefits discussed below as of September 30, 2006.

As of September 30, 2006 the Company has net operating loss carryforwards for tax purposes aggregating $60,392,000. These net operating loss carryforwards of $12,122,000, $33,950,000, $13,687,000 and $633,000, if not utilized, will expire in 2020, 2021, 2022 and 2023, respectively. The tax benefit of the net operating loss carryforwards is $20,533,000, which is calculated by applying the Federal statutory income tax rate of 34% against the net operating loss carryforwards of $60,392,000. The tax benefit of the net operating loss carryforwards remains fully reserved and comprises 100% of the valuation allowance.

Subsidiaries, Principally Insurance Operations

The primary sources of the insurance subsidiaries’ liquidity are funds generated from insurance premiums, net investment income and maturing investments. The short-term investments and cash are intended to provide adequate funds to pay claims without selling fixed maturity investments. At September 30, 2006, the insurance subsidiaries held short-term investments and cash that the insurance subsidiaries believe are at adequate liquidity for the payment of claims and other short-term commitments.

With regard to liquidity, the average duration of the investment portfolio is approximately 1 year. The fair value of the fixed maturity portfolio at September 30, 2006 was $250,000 below amortized cost, before taxes. These unrealized losses are considered temporary (see Note 1(c) of Notes to Condensed Consolidated Financial Statements). Various insurance departments of states in which the Company operates require the deposit of funds to protect policyholders within those states. At September 30, 2006 and December 31, 2005, the balance on deposit for the benefit of such policyholders totaled $10,394,000 and $10,386,000, respectively.

Net cash provided by operating activities was $20,363,000 for the first nine months of 2006, compared to $8,468,000 for the first nine months of 2005. The increase in cash provided by operating activities between the periods was primarily attributable to the growth in premium writings in 2006 and the profitable operating results.

Investments and cash increased in 2006 primarily as a result of positive cash flows from operations and funds raised in the issuance of the 2006 Subordinated debentures, mentioned previously. At September 30, 2006, 98% of the Company’s investments were rated investment grade with an average duration of approximately 1 year, including approximately 41% that were held in short-term investments. The Company classifies its bond securities as available for sale. The net unrealized loss associated with the investment portfolio was $174,000 (net of tax effects) at September 30, 2006.

Premiums receivable increased due to the increase in premium writings. This balance is comprised primarily of premiums due from insureds. Most of the policies are written with a down payment and monthly payment terms of up to four months on six month policies. As of September 30, 2006 and December 31, 2005, the Company recorded allowance for doubtful accounts of $2,172,000 and $440,000, respectively, which it considers adequate.

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

Unpaid C & CAE increased primarily as a result of the increase in nonstandard personal auto writings offset, to some extent, by the settlement of claims in the normal course and favorable development in 2006 from the runoff lines. As of September 30, 2006, the Company had $64,909,000 in net unpaid C & CAE (Unpaid C & CAE of $82,306,000 less Ceded unpaid C & CAE of $17,397,000). This amount represents management’s best estimate, as derived from the actuarial analysis, and was set equal to the selected reserve estimate as established by an independent actuary. The independent actuary identified the runoff status of the commercial lines book, exposure to construction defect claims, exposure to directors and officers liability and personal umbrella claims on an excess of loss basis and recent changes in the claim operation for the nonstandard personal auto business that impact claim settlement and reporting patters as risk factors. In consideration of these risk factors the independent actuary believes that there are significant risks and uncertainties that could result in material adverse deviation of the unpaid C & CAE. Management has reviewed and discussed the results of the actuarial analysis with the actuary and believes the reserve estimate selected by the independent actuary to be the best estimate of reserves at this time. The significant operational changes we have recently made in the nonstandard personal auto claims adjustment process and changing claims trends increase the uncertainties which exist in the estimation process and could lead to inaccurate estimates of claim and claim adjustment expense.

As of September 30, 2006 and December 31, 2005, in respect of its runoff lines, the Company had $20,566,000 and $28,653,000, respectively, in net unpaid C & CAE. Historically, the Company has experienced significant volatility in its reserve projections for its commercial lines. This volatility has been primarily attributable to its commercial automobile and general liability product lines. On February 7, 2002, the Company announced it had decided to discontinue writing commercial lines insurance due to continued adverse claims development and unprofitable results. The Company has been settling and reducing its remaining inventory of commercial claims. See “Business Operations - “Discontinuance of Commercial Lines.” As of September 30, 2006, 108 runoff claims remained versus 149 at December 31, 2005. The average runoff claim reserve was approximately $190,000 per claim and $192,000 per claim at September 30, 2006 and December 31, 2005, respectively.

As of September 30, 2006 and December 31, 2005, in respect of its nonstandard personal auto line, the Company had $44,343,000 and $27,178,000, respectively, in net unpaid C & CAE. These claims generally are of shorter duration than the Company’s runoff lines claims. At September 30, 2006, the Company had 5,217 nonstandard personal auto claims versus 3,183 at December 31, 2005. The average nonstandard personal auto claim reserve was approximately $8,500 per claim at both September 30, 2006 and December 31, 2005.

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

Cash overdraft is primarily comprised of outstanding claim checks which were classified in Drafts payable in previous presentations. The increase is due to the increase in claims settlements in 2006.

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

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of September 30, 2006:

	Payments due by period
	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
	(Amounts in thousands)
Unpaid C & CAE	$82,306	51,261	19,813	7,912	3,320
Subordinated debentures	25,000	—	—	—	25,000
Operating leases	10,364	1,854	3,259	2,216	3,035
Employment agreements	3,275	832	1,680	763	—
Sponsorship agreement	300	300	—	—	—
Note payable	1,000	—	400	600	—

Total commitments	$122,245	54,247	25,152	11,491	31,355

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

In May 2005, the Company entered into an Office Lease (the “Lease”) with Crescent Real Estate Funding VIII, L.P., a Delaware limited partnership (“Crescent Funding”). The Lease (recorded in “Operating leases” in the table above) is for a term of ten years, and the Company has the option of terminating the Lease at the end of the fifth year of the term subject to payment of a penalty. Pursuant to the Lease, the Company is renting space in the office building located at 3333 Lee Parkway in Dallas, where the Company has moved its executive offices and relocated all of its operations previously located in Fort Worth, Texas and certain operations previously conducted in Miami, Florida. This step toward consolidation of operations is a component part of the Company’s long-term plan that was initiated in conjunction with the recapitalization of the Company. The lease commenced in September 2005 upon completion of tenant improvements required by the Company for its reconfigured operations.

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

In February 2006, the Company entered into a Sponsorship Agreement with Stallings Capital Group Consultants, Ltd. dba Blackhawk Motorsports (“Blackhawk”), continuing the Company’s role as the primary sponsor of a Daytona Prototype Series racing team through December 31, 2006. The Sponsorship Agreement provides that, in consideration of the payment by the Company of a sponsorship fee of $1 million, the Company will receive various benefits customary for sponsors of Daytona Prototype Series racing teams, including rights relating to signage on team equipment and access for customers and agents to certain race facilities. The sponsorship fee of $1 million is paid and expensed in equal payments commencing March 1, 2006 and continuing until the final installment on December 1, 2006.

Blackhawk is owned and controlled by Robert W. Stallings, the Executive Chairman of the Company. The Company’s Board of Directors authorized the agreement at a meeting in February 2006. In authorizing the agreement, the Board of Directors considered Mr. Stallings’ role and concluded that, under the circumstances, the Sponsorship Agreement is fair to, and in the best interests of, the Company. Mr. Stallings did not vote. The Sponsorship Agreement contains provisions protecting the Company’s interests, including a termination provision that permits the Company unilaterally to terminate the agreement at any time and thereby cease making installment payments of the sponsorship fee.

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

These forward-looking statements reflect our current views, but they are based on assumptions and are subject to risks, uncertainties, and other variables which you should consider in making an investment decision, including (a) operational risks and other challenges associated with rapid growth into new and unfamiliar markets and states, (b) adverse market conditions, including heightened competition, (c) factors considered by A.M. Best in the rating of our insurance subsidiaries, and the acceptability of our current rating, or a future rating, to agents and customers; (d) our ability to adjust and settle the remaining claims associated with our exit from the commercial insurance business on terms consistent with our estimates and reserves, (e) uncertainties in the outcome of litigation and adverse trends in litigation and regulation, (f) inherent uncertainty arising from the use of estimates and assumptions in decisions about pricing and reserves, (g) the effects on claims levels resulting from natural disasters and other adverse weather conditions, (h) the availability of reinsurance and our ability to collect reinsurance recoverables, (i) the availability and cost of capital which may be required in order to implement our strategies, and (j) limitations on our ability to use net operating loss carryforwards. Please refer to the Company’s recent SEC filings, including the Annual Report on Form 10-K for the year ended December 31, 2005, for information regarding Risk Factors that could affect the Company’s results.

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

The durations of the investment portfolio, all of which is available for sale and not for trading purposes, were approximately 1.3 years and 1.0 year at September 30, 2006 and December 31, 2005, respectively. The Company’s market risks at September 30, 2006 have not materially changed from those identified at December 31, 2005.

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

During the quarter ended September 30, 2006, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Securities Litigation

On October 31, 2006, GAINSCO, INC. (the “Company”) and the plaintiffs in the lawsuit styled, “Earl Culp, on behalf of himself, and all others similarly situated, Plaintiff, v. GAINSCO, INC., Glenn W. Anderson, and Daniel J. Coots, Defendants,” Civil Action No. 4:04-CV-723-Y, in the United States District Court for the Northern District of Texas, Fort Worth Division (the “Court”), entered into a Stipulation of Settlement (the “Stipulation”), which was filed with the Court on the same date. Pursuant to the Stipulation, the plaintiff class members (the “Settlement Class”), which would be certified for settlement purposes only, will be provided notice of the Stipulation, the general terms of the settlement, the proposed plan of allocation, the general terms of the fee and expense application with respect to payment of the plaintiff’s lead counsel’s attorney’s fees and reimbursement of expenses and the date of the settlement hearing.

The Company and the other defendants entered into the Stipulation to resolve the matter and have denied expressly and continue to deny all charges of wrongdoing or liability against them in the lawsuit. There has been no adverse determination by the Court against the Company or any of the other defendants in the lawsuit.

Pursuant to the Stipulation, a settlement fund of $4.0 million, plus any accrued interest (the “Settlement Fund”), will be created (i) to pay plaintiffs’ counsel’s attorneys’ fees, expenses and costs with interest if and to the extent allowed by the Court; (ii) to pay costs and expenses incurred in connection with providing and processing the notices and administering and distributing the Settlement Fund; (iii) to pay taxes and tax expenses, and (iv) to distribute the balance of the Settlement Fund to authorized claimants under the Stipulation. The Stipulation is subject to Court approval and other usual and customary conditions. The settlement contains provisions that allow the defendants to terminate the settlement if members of the Settlement Class who purchases more than a specified percentage of common stock that would otherwise be part of the Settlement Class timely and validly request exclusion from the Settlement Class.

The costs of funding the settlement set forth in the Stipulation are to be paid by the Company’s insurance carrier, and the Company does not expect to incur any material expenses related to the settlement.

If for any reason the settlement is not consummated, the Company continues to believe that it has meritorious defenses to the claims asserted and intends to vigorously defend the action.

Insurance Class Action Litigation

In the third quarter 2006, the Company and two subsidiaries were served with process in a purported class action styled Ruth R. Arbelo, Individually, and on behalf of all others similarly situated, v. GAINSCO, Inc., National Specialty Lines, Inc. and MGA Insurance Company, Inc., Case No. 2:06-cv-263-FtM-29DNF, filed in United States District Court for the Middle District of Florida, Ft. Myers Division. The Complaint, as amended October 5, 2006, alleges that the defendants violated certain provisions of Florida insurance laws with respect to the manner in which finance charges are imposed on Florida residents in connection with installment payments of insurance premiums. The Complaint seeks damages in an unspecified amount in excess of $5 million and other relief.

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

GAINSCO, INC.

Date: November 14, 2006	By:	/s/ Daniel J. Coots
Daniel J. Coots
Senior Vice President, Treasurer and Chief Financial Officer

INDEX OF EXHIBITS

Exhibit No.	Description
*3.1	Restated Articles of Incorporation of Registrant as filed with the Secretary of State of Texas on July 24, 1986 [Exhibit 3.1, filed in Registration Statement No. 33-7846 on Form S-1, effective November 6, 1986].

*3.2	Articles of Amendment to the Articles of Incorporation as filed with the Secretary of State of Texas on June 10, 1988 [Exhibit 3.2, filed in Registration Statement No. 33-25226 on Form S-1, effective November 14, 1988].

*3.3	Articles of Amendment to Articles of Incorporation as filed with the Secretary of State of Texas on August 13, 1993 [Exhibit 3.6, Form 10-K dated March 25, 1994].

*3.4	Statement of Resolution Establishing and Designating Series A Convertible Preferred Stock of Registrant as filed with the Secretary of State of the State of Texas on October 1, 1999 [Exhibit 99.18, Form 8-K dated June 29, 1999].

*3.5	Bylaws of Registrant as amended through August 11, 2005. [Exhibit 3.8, Form 8-K dated August 9, 2005].

*3.6	Statement of Resolution Establishing and Designating Series B Convertible Redeemable Preferred Stock of Registrant as filed with the Secretary of State of the State of Texas on March 22, 2001. [Exhibit 99.19, Form 8-K/A dated March 30, 2001].

*3.7	Statement of Resolution Establishing and Designating Series C Redeemable Preferred Stock of Registrant as filed with the Secretary of State of the State of Texas on March 22, 2001. [Exhibit 99.20, Form 8-K/A dated March 30, 2001].

*4.1	Form of Common Stock Certificate [Exhibit 4.6, Form 10-K dated March 28, 1997].

*4.2	Agreement dated August 26, 1994 appointing Continental Stock Transfer & Trust Company transfer agent and registrar [Exhibit 10.28, Form 10-K dated March 30, 1995].

11.1	Statement regarding Computation of Per Share Earnings (the required information is included in Note 1(e) of Notes to Consolidated Financial Statements included in this Report and no separate statements is, or is required to be, filed as an Exhibit).

15.1	Awareness Letter of KPMG LLP. (1)

31.1	Section 302 Certification – Chief Executive Officer. (1)

31.2	Section 302 Certification – Chief Financial Officer. (1)

32.1	Certificate Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer. (2)

32.2	Certificate Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer. (2)

* -	Exhibit has previously been filed with the Commission as an exhibit in the filing designated in brackets and is incorporated herein by this reference. Registrant’s file number for reports filed under the Securities Exchange Act of 1934 is 1-9828.
(1)	Filed herewith.
(2)	Furnished (but not filed) herewith.