Form 10-K
period 2006-12-31
GAINSCO INC
filed 2007-04-02
CIK 786344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15 (d) of

The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

Commission file number 1-9828

GAINSCO, INC.

(Exact name of registrant as specified in its charter)

TEXAS	75-1617013
(State of Incorporation)	(IRS Employer Identification No.)

3333 Lee Parkway, Suite 1200 Dallas, Texas	75219
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (972) 629-4301

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($.10 par value)	The American Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes☐    No☒

The aggregate market value of the registrant’s Common Stock ($.10 par value), the registrant’s only class of voting or non-voting common equity stock, held by non-affiliates of the registrant (6,289,494 shares) as of the close of the business on June 30, 2006 was $53,397,804 (based on the closing sale price of $8.49 per share on that date on the American Stock Exchange).

As of March 23, 2007, there were 24,913,645 shares of the registrant’s Common Stock ($.10 par value) outstanding.

Incorporation by Reference

Portions of the Company’s Proxy Statement for its Annual Meeting of Shareholders expected to be held on May 10, 2007 are incorporated by reference herein in response to Items 10, 11, 12, 13 and 14 of Part III of Form 10-K.

(i)

PART I

ITEM 1.	BUSINESS

OUR BUSINESS

Who We Are

GAINSCO, INC., a Texas corporation, was organized in October 1978, and through our insurance company and managing general agency subsidiaries, we engage in the property and casualty insurance business, focusing on the nonstandard personal auto market. As used in this Report, the term “the Company” refers to GAINSCO, INC. and its subsidiaries, unless the context otherwise requires.

Nonstandard personal auto insurance is usually purchased by drivers who do not meet an insurance company’s “standard” or “preferred” underwriting criteria. These drivers typically seek minimum required insurance coverage as required by state law and generally pay higher premiums than for standard policies. We write minimum and slightly higher coverage limits, nonstandard auto insurance in Arizona, Florida, Nevada, New Mexico, South Carolina, Texas and California. We have selected these states based on historical levels of industry profitability, competitive landscapes, and demographic characteristics.

Our insurance operations, which include our ongoing nonstandard personal auto insurance and the runoff of our commercial lines business, are presently conducted through two insurance companies: General Agents Insurance Company of America, Inc. (“General Agents”) and MGA Insurance Company, Inc. (“MGAI”). Prior to February 2002, we were engaged in commercial lines underwriting. We exited this business due to continued adverse reserve development and unfavorable financial results, and our commercial lines business has been in run-off since then. We entered the nonstandard personal auto insurance business through the acquisition in October 1998 of the Lalande Group, located in Miami, Florida.

We expanded into Texas in 2003, Arizona and Nevada in 2004, California in 2005 and South Carolina in 2006, and we are entering New Mexico in the first quarter of 2007. While we have entered these states to lay the foundation for a long term diversification process, we were significantly constrained in pursuing growth prior to our recapitalization which was consummated in January 2005. We further increased our capital in 2005 and 2006 through two rights offerings to existing shareholders (with aggregate net proceeds to the Company of $32.0 million) and two private offerings of trust preferred securities (with net proceeds to the Company of $41.1 million); see “Significant Corporate Transactions” below. These transactions permitted us to pursue our growth strategy and, beginning in 2005, we hired additional key senior management personnel, created a new Operations Center in Dallas, Texas with expanded processing to handle our anticipated growth and expanded our marketing and distribution efforts. In 2005, we began implementation of our strategy of growth and diversification and substantially increased the scope of our operations, a process that is continuing.

For the year ended December 31, 2006, our gross premiums written totaled approximately $202.4 million, up 74% from the year ended December 31, 2005. Our total revenues for the year ended December 31, 2006 were approximately $206.5 million and net income was approximately $11.4 million. Our shareholders’ equity was approximately $84.7 million as of December 31, 2006.

As of the date hereof, our insurance companies are rated “B” (fair) by A.M. Best. Our common stock is publicly traded on the American Stock Exchange under the symbol “GAN.”

Our Business Model

Insurance Subsidiaries

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

MGAI: MGAI is the company through which our nonstandard auto business is underwritten in all states, except Texas. Until 2007, MGAI acted as a reinsurer on business underwritten in Texas through an unaffiliated third party insurance company. New business in Texas is now written directly by MGAI. The Company markets’ its nonstandard auto insurance products through over 3,360 independent agency locations in Arizona, Florida, Nevada, New Mexico, South Carolina, Texas and one general agency in California that markets through approximately 1,200 independent agency locations.

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

National Specialty Lines, Inc. (“NSL”): NSL provides marketing and agency relationship management for MGAI in Florida and South Carolina. NSL receives various fees related to insurance transactions.

DLT Insurance Adjusters, Inc. (“DLT”): DLT provides claims adjusting, settlement and management of all Florida claims.

Insurance Operations

The following table sets forth our gross premiums written by region for the periods indicated:

	Years ended December 31,
	2006	2005	2004
	(Amounts in thousands)
Southeast (Florida, South Carolina)	$113,550	75,255	40,898
South Central (Texas)	53,557	17,792	2,768
Southwest (Arizona, Nevada)	27,315	13,143	2,058
West (California)	8,024	9,974	—
Other	—	—	12

Total	$202,446	116,164	45,736

Geographically, we are focused on marketing our nonstandard personal auto product in selected states in the southern region of the United States. We currently operate in Arizona, Florida, Nevada, New Mexico, South Carolina, Texas and California. Available data indicates that $16 billion of nonstandard personal auto insurance was written in these states in 2005 according to A.M. Best, representing approximately 44% of the entire U.S. nonstandard personal auto market. We believe that our share of the total nonstandard personal auto market is less than 3% of the market in Florida, less than 2% of the market in Nevada and less than 1% in each of the states of Arizona, New Mexico, South Carolina, Texas and California.

Our Industry

Personal auto insurance is the largest line of property and casualty insurance in the United States. In 2005, the personal auto insurance market was estimated by A.M. Best to be $161.3 billion in premiums written. Personal auto insurance covers the driver against financial loss for legal liability to others for bodily injury, property damage and medical costs for treating injured parties. Coverage also may provide indemnification for damage to an insured’s vehicle from theft, collision and other perils. Personal auto insurance is comprised of preferred, standard and nonstandard risks. Nonstandard insurance is intended for drivers who typically seek the minimum statutory coverage limits required in the state in which they reside, and their driving record, age, vehicle type or payment history may represent a higher than normal risk. As a result, customers who purchase nonstandard auto insurance generally pay higher premiums for similar coverage than drivers who qualify for standard or preferred policies.

The personal auto insurance industry is cyclical, characterized by periods of price competition and excess capacity followed by periods of high premium rates and shortages of underwriting capacity. When underwriting standards for preferred and standard companies become more restrictive, more insureds seek nonstandard coverage and the size of the nonstandard market increases. While there is no established industry-recognized demarcation between nonstandard policies and all other personal auto policies, we believe that nonstandard auto risks or specialty auto risks generally constitute approximately 20% to 25% of the overall personal auto insurance market, with the exact percentage fluctuating according to competitive conditions in the market.

We believe that a significant characteristic of the nonstandard personal auto marketplace is the relatively high concentration of Hispanic drivers in this segment. Accordingly, it is our view that companies that have the ability to effectively market to and service the Hispanic community have an advantage in penetrating this significant segment of the nonstandard personal auto market.

Competition

Nonstandard personal auto insurance consumers typically purchase the statutory minimum limits of liability insurance required for registration of their vehicles. We believe that we compete effectively in this market on the basis of price, down payment options, payment plans, good relationships with agents and superior customer service. Because of the insurance purchasing habits of our customers, the rate of policy retention is lower than the retention rate of standard and preferred policies. Our success, therefore, depends in part on maintaining strong relationships with our agents and our ability to replace insureds who do not renew their policies. Approximately 50% of our customers keep their policies in force for the entire term of the policy and of that 50%, approximately 80% purchase a renewal policy from us. Since a majority of our customers purchase policies through one of our several payment plans, the primary reason that a policy lapses or is canceled is due to non-payment of a premium installment.

We compete with many national, regional and local providers of nonstandard auto insurance products and services. We market our products primarily through independent agencies that also sell the insurance products of our competitors. Many competitors are national in scope, larger, and better capitalized than we are. Some competitors have broad distribution networks and market directly to customers through employees rather than independent agents. Smaller regional insurance companies and local agents also compete vigorously at the local level. We believe our regional focus on the nonstandard auto market gives us the opportunity to develop relationships with our independent agents to build to our Company through our targeted marketing efforts. This, together with competitive prices, payment terms and an emphasis on superior customer service, allows us to compete with both national competitors and smaller regional companies.

Our Products

Our principal products previously served certain nonstandard markets within the commercial lines and personal lines. On February 7, 2002, we announced our decision to discontinue writing new commercial lines insurance business due to continued adverse claims development and unprofitable results. Since the first quarter of 2002, nonstandard personal auto has been the only material line of insurance that we write.

Nonstandard Auto Insurance

GAINSCO’s nonstandard personal auto products are primarily aligned with customers seeking to purchase basic coverage and limits of liability required by statutory requirements, or slightly higher. Our products include coverage for third party liability for bodily injury and physical damage, as well as collision and comprehensive coverage for theft, physical damage and other perils for an insured’s vehicle. Within this context, we offer our product to a wide range of customers who present varying degrees of potential risk to the company, and we strive to price our product to reflect this range of risk accordingly, in order to earn an underwriting profit. Simultaneously, when actuarially prudent, we attempt to position our product price to be competitive with other companies offering similar products to optimize our likelihood of securing our targeted customers. We offer flexible premium down payment, installment payment, late payment, and policy reinstatement plans that we believe help us secure new customers and retain existing customers, while generating an additional source of income from fees that we charge for those services. We primarily write six month policies in Arizona, Florida, Nevada, New Mexico and Texas, with one year policies in California and both six month and one year policies in South Carolina beginning in 2006.

Runoff Lines

The commercial lines of insurance that we previously wrote included:

Commercial Auto. The commercial auto coverage included risks associated with local haulers of specialized freight, tradespersons’ vehicles and trucking companies.

Garage Liability. Our garage product line included garage liability, garage keepers’ legal liability and dealers’ open lot coverages. We targeted our coverage to used car dealers, recreational vehicle dealers, auto repair shops and wrecker/towing services.

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

	Years ended December 31,
	2006		2005		2004
	(Dollar amounts in thousands)
Gross Premiums Written:
Nonstandard Personal Auto	$202,446	100%	116,164	100%	45,724	99.9%
Runoff Lines	—	—	—	—	12	0.1

	$202,446	100%	116,164	100%	45,736	100%

Policies in Force (End of Period)	158,985		97,907		32,466

Our Target Market

We believe our Company is well positioned to increase our penetration in the nonstandard personal auto market, including the large and growing Hispanic segment, in our targeted states. We are organized into four regions: the Southeast Region, based in Miami, markets to Florida and, beginning in 2006, to South Carolina; the South Central Region, based in Dallas, markets to Texas; the Southwest Region, based in Phoenix, markets to Arizona and Nevada and, beginning in 2007, to New Mexico; and the West Region, where we write insurance in California through a relationship with an independent managing general agency located in San Diego. From these locations, the Company markets its nonstandard personal auto products through over 3,360 independent agency locations in Arizona, Florida, Nevada, New Mexico, South Carolina and Texas and one general agency in California that markets through approximately 1,200 independent agency locations. Many of these agents specialize in serving the Hispanic segment of the nonstandard personal auto market. The Company expects to expand its number of appointed agents in future periods.

We believe that a majority of our customers and potential customers are Hispanic. To meet the needs of this niche market and effectively compete against other nonstandard auto carriers focused on this market segment, we have undertaken several marketing and distribution initiatives including (i) employing bilingual call center representatives – the great majority of GAINSCO’s call center representatives speak both English and Spanish, (ii) appointing agencies that serve the Hispanic marketplace to market our products, and (iii) pursuing a marketing strategy specifically targeting Hispanic customers.

Our Strategy

The nature of the independent agency system is such that our agents represent a number of insurance companies with whom our Company must compete to secure customers. A key aspect to successfully acquiring end customers from these agents is the ability to provide: (i) competitively priced products with flexible payment options; (ii) high quality and efficient policy and claims services; and, (iii) marketing programs capitalizing on local community focus and key agency partnerships. We try to optimize our approach to these three key competitive aspects of business while maintaining appropriate risk management, operating, and financial discipline.

Product Focused Strategy

To price our products, we utilize computer programs that run price comparisons between our Company and selected competitors, giving us the ability to identify potential opportunities to improve the positioning of our product prices. We monitor our claim ratios and, if we are not attaining desired results, we seek to adjust our pricing or curtail writing the products that we believe are negatively affecting our claim ratios. We seek to utilize our data processing systems to identify products and segments where we can achieve acceptable underwriting profits without assuming excessive underwriting risk. Subject to applicable regulatory filing and approval requirements, we modify our rates as often as we believe is necessary to improve our claim ratio and to respond to competitive forces. We also attempt to focus our marketing efforts on segments we believe will result in higher renewal and retention rates.

Service Focused Strategy

From a service perspective, the Company attempts both to provide our appointed agents the ability to quote, bind and order the issuance of a policy for new customers from within their offices quickly and efficiently and to assure that customers are able to receive prompt, fair resolution of claims. We employ an easy-to-use proprietary web-based interface system that is able to bridge information contained in the agent’s quoting system to our web-based quoting system. We offer a web-based platform that enables the agent to perform a wide range of policy support functions throughout the course of a policy term. We also utilize an interactive telephonic voice response system that handles thousands of calls a day. This system allows agents and insureds to perform payment and inquiry functions. Our two call centers handle approximately 3,000 calls a day and the great majority of our customer service staff speak both Spanish and English.

Distribution Focused Strategy

We offer agency commission levels that are generally competitive with our primary competitors. We are also focused on supporting qualifying agencies with marketing support programs that are designed to grow the customer base of the agency itself in exchange for agreed upon premium commitments.

We sponsor the GAINSCO 99 auto racing team in the Grand-Am Rolex Sports Car Series and utilize racing themes and logos in many aspects of our marketing program. The image of the car is the primary symbol in our branding efforts, and specific races and other promotional events associated with this sponsorship allow us to build our relationships with productive agents and to participate in community events of interest to our customers.

Insurance Operations

Operations Center

In support of our field-based marketing efforts, in 2005 we created an Operations Center in our newly relocated corporate headquarters in Dallas, Texas. The Operations Center is designed to provide essential policy underwriting, issuance, billing, premium collection, customer inquiry, marketing and claims support services for the Company. In anticipation of potentially higher volumes of business, the Company has upgraded, and continues to upgrade, its information technology infrastructure and operating applications to improve the efficiency, scope, scalability/capacity, and dependability in fulfilling these business functions.

A key component of the Operations Center is its Customer Call unit. The great majority of its staff are bilingual customer service representatives who support the Texas, Arizona and Nevada markets in the Central, Mountain and Western time zones. A similar bilingual Call Center unit exists in Miami, Florida to support the Eastern Time Zone. The dual Call Center approach enables the Company to cover incoming calls throughout the business day; to accommodate the different dialects and backgrounds of customers in the Hispanic community; and to provide important mutual backup support in the event one or the other of the call centers is interrupted due to weather or is at reduced capacity for any other reason. A key goal of the Customer Call units is to provide outstanding customer service by attempting to respond to incoming calls within thirty seconds and fulfill the customer’s needs on that same call.

Underwriting

We attempt to underwrite risk by selectively reviewing information pertaining to an applicant, including, as appropriate, state Motor Vehicle Reports (“MVR’s”), Comprehensive Loss Underwriting Exchange (“CLUE”) reports, and Household Driver Reports. State MVR’s provide certain information on the driving history of the applicant. The CLUE report provides information on claims that may have been submitted by the applicant to previous insurance carriers. The Household Driver Report provides information on whether additional drivers live in the household. Based on information obtained from these sources, the Company may decide to take one of several actions: decline to provide coverage for the customer, adjust the price of the policy, or require additional household drivers to be expressly included or excluded from coverage. The great majority of this underwriting process is done in the system at the point of sale.

Currently over 95% of our new business submissions are uploaded to us via the Internet. Typically, an agent quotes a customer through a comparative rating software tool and if our price and terms are acceptable, uploads this information to us, or from the comparative rater through an electronic bridge to our website. There are some agents who do not utilize a comparative rater and who must access our product directly through our website quoting interface and then upload the business to our back-office systems. Finally, approximately 5% of our business comes to us via the mail utilizing a paper application that is scanned, indexed and then entered into our system.

Policy Service

We believe that superior policy service can enhance our competitive position in our markets. Since our product is sold through independent agents who typically represent five to ten other nonstandard auto insurance companies, our service levels are constantly being compared to other companies. Independent agents measure service in two areas: speed and ease of use. Because our independent agents can bind, endorse or reinstate a policy with us at point of sale and quickly get into contact with a customer service representative on the phone to service a client, we believe we have an advantage in selling policies over competitors whose service performance is perceived to be inferior to ours. We have made and expect to continue making technological improvements in the process by which policies, endorsements and information are processed to enhance the customer service experiences of our agents and customers and to increase our productivity.

Because the great majority of our customer service representatives speak both Spanish and English, we are generally able to meet the needs of our customers and agents speaking their preferred language. Our dual call center capabilities allow us to handle high call volumes and address staffing challenges by simply routing calls from one call center to the other.

Claims Administration

We are committed to maintaining a competent claims staff to control the cost of claims and effectively service claimants. We have a corporate claims department led by a claims executive supported by a claims audit and training team. This corporate team directs the regional claims officers to monitor and enhance claims performance. We maintain field-based claims departments in each of our regions. Each claims group is headed by a senior claims manager and a staff of liability and physical damage claims adjusters. Each claims operation has a set of business practices it uses to attempt to adjust fairly and promptly while detecting and combating fraudulent and inflated claims. A claims servicing affiliate of the independent managing general agency in California operates with similar claims policies and procedures.

We believe that specialization is a key component to success in administering claims. Our Southeast Region’s claims operations are organized in such a way as to take advantage of this specialization. We have separate liability, bodily injury, personal injury protection, appraisal, property damage/fasttrack and Special Investigative Unit (SIU) units, along with a separate claims customer service area which takes first loss notices. We expect our South Central and Southwest Regions to follow this organizational structure once these regions grow to a level where claims volume warrants this specialization.

Our goals in the claims area are: to build a high performance claims culture, to produce accurate and timely claims resolution, and to provide a high level of customer satisfaction. During 2006, we embarked on a quest to upgrade each aspect of the claims organization. We created the corporate claims department; we enhanced our regional claims leadership by adding managers with substantial claims experience at industry-leading companies; and we began to implement numerous initiatives to improve claims practices, took steps to better align staff objectives with key performance indicators used by management to measure effectiveness, and focused additional attention and resources on better servicing the needs of our customers. As a result of some of these initiatives, we have experienced a significant acceleration in claims feature recognition, substantial reduction in the time it takes to resolve a claim, and a significant increase in claims closure rates. While the goal of these measures is improvement in overall claims handling abilities and results, these efforts have materially altered our loss development patterns and increased the uncertainty surrounding our projected estimate of ultimate losses.

We monitor the number of claims pending per adjuster to achieve adjusters’ case loads that are reasonable according to the skill level and claim type being handled by each staff member. We believe that keeping the average number of claims receipts per adjuster at a reasonable level allows each adjuster to manage his or her claims inventory effectively. We believe that this typically allows for the closure of claims earlier in the life of the claim, reduces the possibility of disgruntled claimants exaggerating injuries or damages, and we believe it ultimately may reduce the average payment per claim file. Also, with our separate claims customer service unit providing superior service early in the life of a claim, we strive to avoid or to significantly reduce the number of dissatisfied claimants that reach our adjusters.

Since announcing our exit from commercial insurance in February 2002, we have maintained a separate commercial claims unit dedicated to adjusting and settling the remaining claims from our previous commercial business. As of December 31, 2006, there were 73 claims associated with our runoff book outstanding.

Product Development

Over the course of time, our claims ratio will be impacted by the pricing and underwriting decisions we make, external claim frequency trends associated with changing driving patterns, the economy, external claim severity trends associated with changing medical, car repair, and other costs, litigation trends, regulatory and legislative changes, and other factors. We use our data base and actuarial tools to regularly monitor our claim ratio by product line to keep it within acceptable limits. We attempt to modify our product rates frequently to make any pricing adjustments that we determine are necessary. We offer six month insurance policies in all states except for California where the policy term is one year and South Carolina, where we offer both six month and one year policies. Additionally, the Company has the ability to selectively stop writing policies if claim ratios are not within acceptable limits.

Technology

Technology plays an important role in our operating strategy. Our technology resources continues to expand in order to facilitate the continued growth of the business in three key areas – infrastructure, business applications and data.

We monitor and seek to improve our infrastructure to provide optimum performance, availability and scalability. The data center was relocated from Miami to our corporate headquarters in Dallas in 2006. Additionally, our collocation facility from which our website is hosted was also moved to Dallas.

•	We have recently completed a hardware upgrade to our AS/400 production environment to maintain and enhance transaction processing times.

•	We seek to maintain telecommunications redundancy to reduce the impact that environmental issues such as weather might have on our ability to service customers.

•	Wireless Internet access is being implemented in 2007, utilizing automatic failover features to reduce the impact of downtime in the event of failure of our main provider.

•	Mirroring of our production environment between our corporate data center and collocation facility is planned in 2007 so that we may move to being a 24x7 operation.

•

We have attempted to design our systems to accommodate scalability as the Company grows. This includes website load balancing, Storage Area Network (“SAN”) disk growth and application deployment through our terminal server blade farm. The terminal server will enable the Company to remotely deploy desktop applications and the blade farm will serve as the Company’s high density server implementation to enhance the scalability of the Company’s growth.

We continue to enhance our business applications to seek to provide the functionality being requested by our customers. We support two primary applications – policy administration and claims administration. The policy administration system is the primary application for policy origination and maintenance. We have continued to provide more functionality at the point of sale in the agent’s office. To support this initiative we have recently implemented online endorsements, which allow agents to endorse qualified policies at the point of sale through our website, and online reinstatement, which allow agents to reinstate qualified policies at the point of sale. We are currently in the process of evaluating a new claims administration system. We believe that a new claims administrative system is necessary for improved claims monitoring and management.

Because reliable data is critical in making good decisions in our business, we have continued expanding our capabilities to gather and utilize such data effectively.

Reinsurance

We generally purchase reinsurance in order to reduce our liability on individual risks and to protect against catastrophe claims. A reinsurance transaction takes place when an insurance company transfers, or “cedes,” to another insurer a portion or all of its exposure. The reinsurer assumes the exposure in return for a portion or the entire premium. The ceding of insurance does not legally discharge the insurer from its primary liability for the full amount of the policies, and the ceding company is required to pay the claim if the reinsurer fails to meet its obligations under the reinsurance agreement. See Note (6). “Reinsurance” in Notes to Consolidated Financial Statements appearing under ITEM 8, “Financial Statements and Supplementary Data” of this Report for detail of effective reinsurance agreements.

In 2007, the Company maintains catastrophe reinsurance on its nonstandard personal auto physical damage business for property claims of $4.0 million in excess of $1.0 million per loss occurrence and additionally, aggregate catastrophe property reinsurance of $3.0 million in excess of $1.0 million.

The following table sets forth reinsurance balances receivable and ceded unpaid claims and claim adjustment expenses related to the Company’s top reinsurers as of December 31, 2006. These amounts relate principally to our runoff business:

As of December 31, 2006
(Amounts in thousands)
Folksamerica Reinsurance Company	$3,398
Hartford Fire Insurance Company	2,877
GE Reinsurance Corporation	1,870
Lloyds Synd# 314 St. Paul Syndicate Mgmt	1,762
Lloyds Synd# 1900 Newmarket Underwriting Ltd.	1,389
Liberty Mutual Insurance Company	794
Dorinco Reinsurance Company	654
Converium Reinsurance	570
Penn Manufactures Assoc. Insurance Company	503
Motors Insurance Corporation	464
Munich Reinsurance America	437
Tokio Marine & Nichido Fire Ltd. USB	195
Republic Western Insurance Company	187
Swiss Reins America Corp.	150
All others *	318

Total	$15,568

* -	No individual reinsurer greater than $98,000.

Reserves

During the year ended December 31, 2006, unpaid claim and claim adjustment expenses decreased primarily as a result of the settlement of claims in the normal course and favorable development in estimated ultimate liabilities for the runoff lines. As of December 31, 2006, the Company had $63.5 million in net unpaid claim and claim adjustment expenses (unpaid claim and claim adjustment expenses of $77.9 million less ceded unpaid claim and claim adjustment expenses of $14.4 million). This amount represents management’s best estimate of the Company’s claims exposure, as derived from the actuarial analysis, and was set at a higher level than the selected reserve estimate as established by an independent actuary to reflect additional potential claims liability identified after completion of the independent actuary’s analysis. The independent actuary identified that significant risk factors in its evaluation included the runoff status of the commercial lines, exposure to construction defect claims, exposure to directors and officers liability and personal umbrella claims on an excess of loss basis and recent changes in the nonstandard personal auto claims operation. In consideration of these risk factors, the independent actuary believes that there are significant risks and uncertainties that could result in material adverse deviation in the unpaid claim and claim adjustment expenses. Management has reviewed and discussed the results of the actuarial analysis with the actuary and believes the reserve estimate selected by the independent actuary, with the addition referred to above, to be the best estimate of reserves at this time.

As of December 31, 2006, in respect of its runoff lines, the Company had $15.9 million in net unpaid claim and claim adjustment expenses. Historically, the Company experienced significant volatility in its reserve projections for its commercial lines. This volatility was primarily attributable to its commercial auto and general liability product lines. The Company has been settling and reducing its remaining inventory of commercial claims. As of December 31, 2006, 73 runoff claims remained open, compared to 149 at December 31, 2005. The average runoff claim reserve was approximately $217,000 per claim and $192,000 per claim at December 31, 2006 and December 31, 2005, respectively.

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

The process of establishing claims reserves is imprecise and reflects significant judgment. In many liability cases, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured claim and the settlement of the claim. The actual emergence of claims and claim adjustment expenses may vary, perhaps materially, from our estimates thereof, because (a) estimates of claims and claim adjustment expense liabilities are subject to large potential errors in estimation as the ultimate disposition of claims incurred prior to the financial statement date, whether reported or not, is subject to the outcome of events that have not yet occurred (e.g., jury decisions, court interpretations, legislative changes after coverage is written and reserves are initially established that broaden liability and policy definitions and increase the severity of claims obligations, subsequent damage to property, changes in the medical condition of claimants, public attitudes and social/economic conditions such as inflation), (b) estimates of claims do not make provision for extraordinary future emergence of new classes of claims or types of claims not sufficiently represented in our historical data base or not yet quantifiable at the time the estimate is made, and (c) estimates of future costs are subject to the inherent limitation on our ability to predict the aggregate course of future events. In addition, we have recently made significant operational changes in the claims adjustment process, and changing claims trends increase the uncertainties which exist in the estimation process and could lead to inaccurate estimates of claim and claims adjustment expense.

Ultimate liability may be greater or lower than stated reserves at any particular point in time. We monitor reserves using new information on reported claims and a variety of statistical techniques. We do not discount to present value that portion of our claim reserves expected to be paid in future periods.

The following table sets forth the changes in unpaid claims and claim adjustment expenses, net of reinsurance cessions, as shown in the Company’s consolidated financial statements for the periods indicated:

	As of and for the years ended December 31,
	2006	2005	2004
	(Amounts in thousands)
Unpaid claims and claim adjustment expenses, beginning of period	78,503	95,545	120,633
Less: Ceded unpaid claims and claim adjustment expenses, beginning of period	22,672	37,063	44,064

Net unpaid claims and claim adjustment expenses, beginning of period	55,831	58,482	76,569

Net claims and claim adjustment expense incurred related to:
Current period	134,975	63,634	28,908
Prior periods	(2,028)	(5,886)	(1,900)

Total net claim and claim adjustment expenses incurred	132,947	57,748	27,008

Net claims and claim adjustment expenses paid related to:
Current period	92,700	39,345	17,594
Prior periods	32,541	21,054	27,501

Total net claim and claim adjustment expenses paid	125,241	60,399	45,095

Net unpaid claims and claim adjustment expenses, end of period	63,537	55,831	58,482
Plus: Ceded unpaid claims and claim adjustment expenses, end of period	14,361	22,672	37,063

Unpaid claims and claim adjustment expenses, end of period	77,898	78,503	95,545

The decrease in the unpaid claims and claim adjustment expenses during 2006 was primarily the result of $4.9 million favorable development in the runoff lines and the settlement of claims in the normal course, which was offset to some extent with unfavorable development recorded for the nonstandard personal automobile lines. The decrease in the unpaid claims and claim adjustment expenses during 2005 and 2004 was primarily attributable to $4.6 million and $0.4 million favorable development in the runoff lines, respectively, and the ongoing settlement of the remaining commercial lines claims.

The following table represents the development of GAAP balance sheet reserves for the years ended December 31, 1996 through 2006. The top line of the table shows the reserves for unpaid claims and claim adjustment expenses for the current and all prior years as recorded at the balance sheet date for each of the indicated years. The reserves represent the estimated amount of claims and claim adjustment expenses for claims arising in the current and all prior years that are unpaid at the balance sheet date, including claims that have been incurred but not yet reported to the Company.

The second portion of the following table shows the net cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year. The third portion of the table shows the reestimated amount of the previously recorded net unpaid claims and claim adjustment expenses based on experience as of the end of each succeeding year, including net cumulative payments made since the end of the respective year. For example, the 2005 liability for net claims and claim adjustment expenses of $55,831,000 reestimated one year later (as of December 31, 2006) was $53,803,000 of which $32,541,000 has been paid, leaving a net reserve of $21,262,000 for claims and claim adjustment expenses in 2005 and prior years remaining unpaid as of December 31, 2006.

“Net cumulative (deficiency) redundancy” represents the change in the estimate from the original balance sheet date to the date of the current estimate. For example, the 2005 net unpaid claims and claim adjustment expenses indicate a $2,028,000 net redundancy from December 31, 2005 to December 31, 2006 (one year later) whereas the 2001 net unpaid claims and claim adjustment expenses indicate a $7,446,000 net deficiency from December 31, 2001 to December 31, 2006 (five years later). Conditions and trends that have affected development of liability in the past may or may not necessarily occur in the future. Accordingly, it is generally not appropriate to extrapolate future redundancies or deficiencies based on this table.

	As of and for the years ended December 31,
	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006
	(Amounts in thousands)
Unpaid claims & claim
Adjustment expenses:
Gross	105,691	113,227	136,798	132,814	164,160	181,059	143,271	120,633	95,545	78,503	77,898
Ceded	26,713	29,524	35,030	37,299	37,703	65,571	46,802	44,064	37,063	22,672	14,361

Net	78,978	83,703	101,768	95,515	126,457	115,488	96,469	76,569	58,482	55,831	63,537

Net cumulative paid as of:
One year later	39,554	48,595	49,951	54,683	71,619	52,230	32,035	27,501	21,054	32,541
Two years later	70,185	82,950	80,158	90,403	109,820	74,238	53,434	40,274	30,825
Three years later	90,417	103,025	99,446	108,757	126,603	91,915	65,375	48,717
Four years later	101,273	114,196	107,654	115,966	140,915	101,411	73,189
Five years later	107,584	118,515	111,406	121,865	147,708	108,532
Six years later	110,301	120,204	115,225	125,402	151,983
Seven years later	110,944	122,900	116,455	126,668
Eight years later	113,251	123,868	117,303
Nine years later	114,032	124,631
Ten years later	114,316

Net unpaid claims and claim adjustment expenses reestimated as of:
One year later	87,095	110,421	102,141	114,876	156,963	121,383	99,020	74,671	52,596	53,803
Two years later	104,588	111,981	111,861	130,952	161,922	126,964	98,474	69,761	47,776
Three years later	105,386	121,024	119,524	133,738	165,706	128,930	93,690	65,113
Four years later	111,314	125,418	120,795	134,626	167,494	125,615	89,165
Five years later	114,483	126,161	122,901	136,041	163,758	122,934
Six years later	114,796	128,507	123,581	132,726	160,136
Seven years later	116,515	129,253	121,652	130,965
Eight years later	117,074	127,656	120,340
Nine years later	116,004	126,802
Ten years later	115,727

Net cumulative
(Deficiency) Redundancy	(36,749)	(43,099)	(18,572)	(35,451)	(33,680)	(7,446)	7,304	11,456	10,706	2,028

For the year ended December 31, 2006 the net cumulative redundancy reported was $2.0 million for 2005 and prior years and was attributable to the runoff lines.

The Company and the independent actuary complete a full actuarial analysis of unpaid claims and claim adjustment expenses on a quarterly basis for each of its coverage lines. Based upon this actuarial analysis and the new information that becomes available during the quarter, unpaid claims and claim adjustment expenses are reset each quarter.

Of the net unpaid claims and claim adjustment expenses at December 31, 2006 of $63.5 million, 94% is related to the Company’s three primary reserve coverage areas: commercial general liability ($9.7 million); commercial auto liability ($2.1 million); and nonstandard personal auto ($47.7 million). The remaining $4.0 million (6%) relates to professional liability and miscellaneous commercial areas, which are in runoff.

The independent actuary has opined that its selected reserve estimate: a) meets the requirements of the applicable state insurance laws; b) is consistent with amounts computed in accordance with the Casualty Actuarial Society Statement of Principles Regarding Property and Casualty Loss and Loss Adjustment Expense Reserves and relevant standards of practice promulgated by the Actuarial Standards Board; and c) makes a reasonable provision for all unpaid claims and claims adjustment expense obligations of the Company under the terms of its contracts and agreements.

The independent actuary has commented that in evaluating whether its selected reserve estimate makes a reasonable provision for unpaid claims and claims adjustment expenses, it is necessary to estimate future claims and claims adjustment expense payments and that actual future claims and claim adjustment expenses will not develop exactly as estimated and may, in fact, vary significantly from the estimates. With respect to the three primary insurance areas identified above, the independent actuary’s multiple actuarial test methods produced data points that are both higher and lower than selected amounts. The independent actuary has stated that there are significant risks and uncertainties that could result in material adverse deviation in the unpaid claims and claim adjustment expenses, and considered approximately $14.4 million net (15% of statutory surplus) to be material for this purpose.

The independent actuary identified that significant risk factors in its evaluation included the runoff status of the commercial lines, exposure to construction defect claims, exposure to directors and officers liability and personal umbrella claims on an excess of loss basis and recent changes in the nonstandard personal auto claims operation. The independent actuary further indicated that its selected projections made no provision for extraordinary future emergence of new classes of claims or types of claims not sufficiently represented in the Company’s historical base or which are not yet quantifiable. The independent actuary also noted that other risk factors not cited in its report could be identified in the future as having been a significant influence on the Company’s unpaid claims and claim adjustment expenses.

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

The following table presents the insurance subsidiaries’ claims, expense and combined ratios on a GAAP basis:

	Years ended December 31,
	2006	2005	2004
Claims Ratio	71.2%	64.7%	65.9%
Expense Ratio	27.2	30.7	30.8

Combined Ratio	98.4%	95.4%	96.7%

The holding company provides administrative and financial services for its wholly owned subsidiaries and only a portion of these expenses are allocated to the insurance companies. The allocation of the holding company’s expenses solely to its insurance companies would have an impact on their results of operations and would also affect the ratios presented.

The increase in the claims ratio for 2006 was primarily due to higher estimated ultimate liabilities on nonstandard personal auto business written in 2006 (see ITEM 1A. Risk Factors), offset by favorable development in the runoff lines. See ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Claims and claims adjustment expenses.” The decrease in the expense ratio for 2006 is primarily attributable to an increase in fee income from the agency operations, which offsets expenses and due to the Company’s ability to achieve economies of scale from its infrastructure expansion. The decrease in the claims ratio for 2005 was primarily due to the favorable development in the runoff lines.

Net Leverage Ratios:

The following table shows, for the periods indicated, the SAP net leverage ratios for the insurance subsidiaries and their industry peer group – professional nonstandard auto writers. “SAP” means Statutory Accounting Principles.

	As of the years ended December 31,
	2006	2005	2004
Insurance subsidiaries	3.4:1	3.7:1	2.9:1 (1)

Industry Peer Group – Professional Nonstandard Personal Auto Writers (2)	Not available at time of report	2.7:1	2.8:1

(1)	After dividend of $4.2 million from SAP surplus to GAN in March 2004.
(2)	A.M. Best’s “Aggregates and Averages – 2006”

Net leverage ratio represents the sum of the SAP net premiums written to SAP surplus leverage ratio and the SAP net liability to SAP surplus leverage ratio. Added together, the net leverage ratio measures the combination of a company’s exposure to underwriting/pricing error on its current book of business (net premium leverage) and errors of estimation in its unpaid obligations (net liability leverage) including unpaid claim and claim adjustment expense and unearned premium.

Net Premiums Written Leverage Ratios:

The following table shows, for the periods indicated, the SAP net premiums written leverage ratios for the insurance subsidiaries and their industry peer group – professional nonstandard personal auto writers.

	As of the years ended December 31,
	2006	2005	2004
Insurance subsidiaries	2.1:1	1.9:1	1.0.1 (1)

Industry Peer Group – Professional Nonstandard Personal Auto Writers (2)	Not available at time of print	1.2:1	1.2:1

(1)	After dividend of $4.2 million from SAP surplus to GAN in March 2004.
(2)	A.M. Best’s “Aggregates and Averages – 2006”

The net premiums written leverage ratio represents the ratio of SAP net retained writings in relation to SAP surplus. This ratio measures a company’s exposure to pricing errors on its current book of business.

Investment Portfolio Historical Results and Composition

The following table sets forth, for the periods indicated, our investment results before income tax effects:

	As of and for the years ending December 31,
	2006	2005	2004
	(Dollar amounts in thousands)
Average investments (1)	156,799	109,948	102,627
Net investment income	6,984	3,669	2,309
Return on average investments (2)	4.5%	3.3%	2.2%
Net realized gains	137	73	1,910
Net unrealized (loss) gain (3)	(413)	(316)	710

(1)	Average investments is the average of beginning and ending investments at amortized cost, computed on an annual basis.
(2)	Includes taxable and tax-exempt securities.
(3)	Includes net unrealized gains for total investments, before taxes.

The following table sets forth the composition of our investment portfolio.

	As of December 31,
	2006		2005		2004
	(Amounts in thousands)
Type of Investment	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed Maturities:
Bonds available for sale:
U.S. Treasury	$10,181	10,091	10,160	10,077	10,097	10,090
U.S. government agencies	14,406	14,343	10,871	10,819	22	23
Corporate bonds	84,720	84,495	35,629	35,448	8,363	9,079
Certificates of deposit	2,157	2,154	554	554	827	827

	111,464	111,083	57,214	56,898	19,309	20,019
Short-term investments	79,769	79,737	65,151	65,151	78,223	78,223

Total investments	$191,233	190,820	122,365	122,049	97,532	98,242

At December 31, 2006 the Standard & Poor’s ratings on our bonds available for sale were in the following categories: 50% AAA, 3% AA+, 6% AA, 9% AA-, 10% A+, 6% A, 8% A-, 5% BBB+, 1% BB+ and 2% B. We do not currently hold any securities for which a fair value cannot be obtained by reference to public markets.

The maturity distribution of our investments in fixed maturities is as follows:

	As of December 31,
	2006		2005		2004
	(Dollar amounts in thousands)
	Amortized Cost	Amortized Percent	Amortized Cost	Percent	Cost	Percent
Within 1 year	$22,403	20.1%	7,930	13.9%	10,912	56.5%
Beyond 1 year but within 5 years	46,927	42.1	38,413	67.1	6,435	33.3
Beyond 5 years but within 10 years	—	—	—	—	1,940	10.1
Asset-backed securities	12,410	11.1	5,566	9.7	—	—
Mortgage-backed securities	29,724	26.7	5,305	9.3	22.1

Total fixed maturities	$111,464	100.0%	57,214	100.0%	19,309	100.0%

Average duration	1.4 yrs		1.8 yrs		1.7 yrs

In 2005, we reduced the carrying value of a corporate bond resulting in a realized loss of approximately $95,000. This was due to a decline in the fair value that was judged to be other than temporary. In 2006, this security was sold for a gain of $141,000. There were no other than temporary impairments realized in 2006 or 2004.

See further discussion of gross unrealized losses showing the length of time that investments have been continuously in an unrealized loss position as of December 31, 2006 and 2005 in Note 2 to the Company’s Consolidated Financial Statements which appear in Item 8 of this Report.

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

Significant Corporate Transactions

Recapitalization

On January 21, 2005 the Company consummated a recapitalization pursuant to agreements entered into on August 27, 2004 and approved by our shareholders on January 18, 2005. The agreements were with GMSP, then holder of our Series A and Series C Preferred Stock and approximately 5% of our outstanding common stock; Robert W. Stallings, the Chairman of the Board and then holder of our Series B Preferred Stock; and First Western Capital, LLC (“First Western”), owned by James R. Reis. The recapitalization substantially reduced, as well as extended, our existing Preferred Stock redemption obligations and resulted in cash proceeds to us of approximately $3.1 million (after approximately $2.2 million in transaction costs and approximately $3.4 million used to redeem the Series C Preferred Stock). The recapitalization was negotiated on our behalf by a Special Committee of the Board comprised of disinterested, independent directors (the “Special Committee”). The events leading up to, and the transactions constituting, the recapitalization are described further in Note 11 to the Company’s Consolidated Financial Statements which appear in Item 8 of this Report.

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

Rights Offerings

On August 23, 2005, the Company completed a rights offering in which each shareholder was provided the opportunity to purchase one share of common stock for each three shares owned. The rights offering raised approximately $14.6 million in net proceeds and resulted in the issuance of 4,928,763 shares of common stock (adjusted for the reverse stock split described above).

On November 21, 2006, the Company completed a rights offering in which each shareholder was provided the opportunity to purchase .2222 of a share of common stock for each share owned. The rights offering raised approximately $17.9 million in net proceeds and resulted in the issuance of 4,532,045 shares of common stock.

2006 Subordinated Debentures

In January 2006, the Company organized GAINSCO Capital Trust I, which issued $25 million of 30-year capital securities. The capital trust is not consolidated with the Company. The capital securities require quarterly payments of interest at a floating interest rate equal to the 3-month LIBOR (London interbank offered rate for U.S. dollar deposits) plus a margin of 3.85%. The capital securities will mature on March 31, 2036 and are redeemable at the Company’s option beginning after March 31, 2011, in whole or in part, at the liquidation amount of $1,000 per capital security. Taken together, the Company’s obligations provide a full, irrevocable and unconditional guarantee of payments of distributions and other amounts due on the capital securities, subject to the subordination provisions of the agreements.

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

In December 2006, the Company organized GAINSCO Statutory Trust II, which issued $18 million of 30-year capital securities. The statutory trust is not consolidated with the Company. The capital securities require quarterly payments of interest at a floating interest rate equal to the 3-month LIBOR (London interbank offered rate for U.S. dollar deposits) plus a margin of 3.75%. The capital securities will mature on March 15, 2037 and are redeemable at the Company’s option beginning after March 15, 2012, in whole or in part, at the liquidation amount of $1,000 per capital security. Taken together, the Company’s obligations provide a full, irrevocable and unconditional guarantee of payments of distributions and other amounts due on the capital securities, subject to the subordination provisions of the agreements.

The net proceeds of the offering were used by GAINSCO Statutory Trust II to acquire debt securities of the Company that have the same maturity and bear interest at the same rate as the capital securities. The Company acquired 100% of the common securities of GAINSCO Statutory Trust II. The Company intends to use the proceeds for general corporate purposes.

Net Operating Loss Carryforwards

As a result of losses in prior years, as of December 31, 2006 the Company had net operating loss carryforwards for tax purposes aggregating $61.7 million. These net operating loss carryforwards of $13.5 million, $33.9 million, $13.7 million and $0.6 million, if not utilized, will expire in 2020, 2021, 2022 and 2023, respectively. As of December 31, 2006, the tax benefit of the net operating loss carryforwards is approximately $21.0 million, which is calculated by applying the Federal statutory income tax rate of 34% against the net operating loss carryforwards of $61.7 million. The Company currently has a partial valuation allowance for its net operating loss carryforwards of $15,516,000 based on management’s analysis of available evidence, both objective and subjective.

In certain circumstances, Section 382 of the Internal Revenue Code may apply to materially limit the amount of our taxable income in a tax year that may be offset by our net operating losses carried forward from prior years (the “§ 382 Limitation”). The annual Section 382 Limitation generally is an amount equal to the value of the Company (immediately before an “ownership change”) multiplied by the long-term tax-exempt rate for the month in which the change occurs (e.g., 4.22% if the ownership change occurred in December 2006). This annual limitation would apply to all years to which the net operating losses can be carried forward.

In general, the application of Section 382 occurs when the aggregate stock ownership percentage (determined on the basis of value) of “5% shareholders” has increased by more than 50 percentage points over such shareholders’ lowest ownership percentages within a “testing period” (generally a three year period ending on the date in which a transaction gives rise to a “testing date”).

In general, a 5% shareholder is a person who directly or indirectly owns 5% or more of the total value of the instruments that constitute stock for Section 382 purposes. The term 5% shareholder also refers to a group of shareholders that individually own less than 5% of the total value of the outstanding stock and are referred to as a “public group.” If a 5% shareholder is an entity (i.e., a corporation, partnership or trust), then the corporation who has the NOL carryforward (referred to as a “loss corporation”) is required to look through the entity (and through any higher-tier entity) in order to determine which owners of the entity are indirectly 5% shareholders. It is the ownership of these ultimate 5% shareholders, including public groups, that is considered when determining whether a greater than 50 percentage point increase has occurred.

A testing date generally occurs whenever the percentage stock ownership (by value) of any 5% shareholder changes. Thus, a disproportionate issuance of stock to existing shareholders or to new investors would give rise to a testing date, as would the transfer by an existing 5% shareholder of some or all of its stock to a third party or an existing shareholder.

We believe that the transactions described above did not cause a greater than 50 percentage point ownership shift, thus Section 382 did not apply and impose a § 382 Limitation on our net operating loss carryforwards for federal income tax purposes. However, the transactions described above did result in a substantial ownership shift. Future transactions in our capital stock by us or others could affect our ability to utilize the net operating loss carryforwards.

Rating

A.M. Best is the principal rating agency of the insurance industry. An insurance company’s ability to effectively compete in the market place is in part dependent upon the rating determination of A.M. Best. A.M. Best provides ratings of insurance companies based on comprehensive quantitative and qualitative evaluations and expresses its rating as an opinion of an insurer’s ability to meet its obligations to policyholders. In November 2006, A.M. Best affirmed the pooled rating assignment of our insurance subsidiaries of “B” (Fair) with a stable outlook. A.M. Best’s assigns a “B” rating to companies that have, in the opinion of A.M. Best, a fair ability to meet their current obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions. A “B” rating is the seventh out of the 16 possible ratings.

Government Regulation

Our insurance companies are subject to regulation and supervision by insurance departments of the jurisdictions in which they are domiciled or licensed to transact business. The nature and extent of such regulation and supervision varies from jurisdiction to jurisdiction. Generally, an insurance company is subject to a higher degree of regulation and supervision in its state of domicile. State insurance departments have broad administrative power relating to licensing insurers and agents, regulating premium charges and policy forms, establishing reserve requirements, prescribing statutory accounting methods and the form and content of statutory financial reports, and regulating the type and amount of investments permitted. Rate regulation varies from “file and use” to prior approval to mandated rates.

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

Insurance companies are generally required by insurance regulators to maintain sufficient surplus to support their writings. Although the ratio of writings to surplus that the regulators will allow is a function of a number of factors, including the type of business being written, the adequacy of the insurer’s reserves, the quality of the insurer’s assets and the identity of the regulator, the annual net premiums that an insurer may write are generally limited in relation to the insurer’s total policyholders’ surplus. Thus, the amount of an insurer’s surplus may, in certain cases, limit its ability to grow its business. The National Association of Insurance Commissioners (the “NAIC”) also has developed a risk-based capital (“RBC”) program to enable regulators to carry-out appropriate and timely regulatory actions relating to insurers that show signs of weak or deteriorating financial condition. The RBC program consists of a series of dynamic surplus-related formulas which contain a variety of factors that are applied to financial balances based on a degree of certain risks, such as asset, credit and underwriting risks.

Many states have laws and regulations that limit an insurer’s ability to exit a market. For example, certain states limit an auto insurer’s ability to cancel or non-renew policies. Furthermore, certain states prohibit an insurer from withdrawing one or more lines of business from the state, except pursuant to a plan that is approved by the state insurance department. The state insurance department may disapprove a plan that may lead to market disruption. Laws and regulations that limit cancellation or non-renewal of policies and that subject program withdrawals to prior approval requirements may restrict an insurer’s ability to exit unprofitable markets.

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

In some states, the auto insurance industry has been under pressure in past years from regulators, legislators or special interest groups to reduce, freeze, or set rates to or at a level that are not necessarily related to underlying costs, including initiatives to roll back auto and other personal lines rates. This kind of activity has affected adversely, and in the future may affect adversely, the profitability and growth of the auto insurance business in those jurisdictions, and may limit the ability to increase rates to compensate for increases in costs. Adverse legislative and regulatory activity limiting the ability to price auto insurance adequately, or affecting the insurance operations adversely in other ways, may occur in the future. The impact of these regulatory changes on us cannot be predicted.

Employees

As of December 31, 2006, we employed 391 persons, of whom 25 were officers, and 366 were staff and administrative personnel. We are not a party to any collective bargaining agreement.

ITEM 1A.	RISK FACTORS

Readers of this Annual Report on Form 10-K should consider the risk factors described in the following paragraphs in conjunction with the other information included herein. See also “Forward-Looking Statements” appearing in ITEM 7, Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.”

We face intense competition from other personal automobile insurance providers.

The nonstandard personal automobile insurance business is highly competitive and, except for regulatory considerations, there are relatively few barriers to entry. We compete with both large national insurance providers and smaller regional companies. The largest automobile insurance companies include The Progressive Corporation, The Allstate Corporation, State Farm Mutual Automobile Insurance Company, GEICO, Farmers Insurance Group, Safeco Corp., Nationwide Group and American International Group. Our chief competitors include some of these companies as well as Mercury General Corporation, Infinity Property & Casualty Corporation, Bristol West Holdings, Inc., Affirmative Insurance Holdings, Inc., United Automobile Insurance Group, Sentry Insurance Group and Direct General Corporation. Some of our competitors spend substantially more on advertising, have more capital, higher ratings and greater resources than we have, may offer a broader range of products, lower prices and down payments than we offer, and may pay higher commissions to agents and offer superior customer service. Some of our competitors that sell insurance policies directly to customers, rather than through agencies or brokerages as we do, may have certain competitive advantages, including increased name recognition among customers, direct relationships with policyholders and potentially lower cost structures. In addition, it is possible that new competitors will enter the nonstandard automobile insurance market. Our loss of business to competitors could have a material impact on our growth and profitability. Further, competition could result in lower premium rates and less favorable policy terms and conditions including policy claim limits, which could reduce our underwriting margins. We do not use credit scores in underwriting, unlike many of our competitors, which may result in additional risks in our business.

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

Our failure to pay claims accurately could adversely affect our business, financial condition, results of operations and cash flows.

We must accurately evaluate and pay claims that are made under our policies. Many factors affect our ability to pay claims accurately, including but not limited to the training and experience of our claims representatives, our claims organization’s culture and the effectiveness of our management, our ability to develop or select and implement appropriate procedures and systems to support our claims functions and other factors. Our failure to pay claims accurately could lead to material litigation, undermine our reputation in the marketplace, impair our image and materially adverse affect our financial condition, results of operations and cash flows.

In addition, if we do not train new claims employees effectively or lose a significant number of experienced claims employees our claims department’s ability to handle an increasing workload could be adversely affected. In addition to potentially requiring that growth be slowed in the affected markets, we could suffer in decreased quality of claims work, which in turn could lower our operating margins.

We have recently made significant operational changes in management of our claims administration to accelerate the recognition and resolution of claims. These changes may result in an increase in the amount of aggregate claim settlements and cause our ultimate claim and claim adjustment expense to increase in comparison to prior periods.

We rely on information technology and telecommunication systems, and the failure of these systems could materially and adversely affect our business.

Our business is highly dependent upon the successful and uninterrupted functioning of our information technology and telecommunications systems. We rely on these systems to process new and renewal business, provide customer service, make claims payments and facilitate billings, collections and cancellations. These systems also enable us to perform actuarial and other modeling functions necessary for underwriting and rate development. The failure of these systems could interrupt our operations or materially impact our ability to evaluate and write new business. Because our information technology and telecommunication systems interface with and depend on third-party systems, we could experience service denials if demand for such service exceeds capacity or such third-party systems fail or experience interruptions. If sustained or repeated, a system failure or service denial could result in a deterioration of our ability to write and process new and renewal business and provide customer service or compromise our ability to pay claims in a timely manner. This outcome could result in a material adverse effect on our business and our results of operations, financial condition and cash flows.

Our profitability and financial condition are affected by the availability of reinsurance.

We utilize catastrophe reinsurance to “transfer” or “cede” a portion of the risks related to our nonstandard automobile insurance business through reinsurance arrangements with third parties. The amount, availability and cost of reinsurance are subject to prevailing market conditions that are beyond our control. These conditions affect our level of business and profitability.

We have used reinsurance to dispose of certain of our discontinued and runoff businesses. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred, it does not relieve us of our liability to our policyholders. At December 31, 2006, we had approximately $15.6 million in reinsurance receivables, comprised primarily of reserves for future claim payments. Approximately 94% of these receivables were concentrated with 20 reinsurers, all of which were companies rated A- or better by A.M. Best. One company with a B++ rating owed approximately 4% of the reinsurance receivables and one company with a C++ rating owed approximately 1% of the reinsurance receivables. Five companies with a NR A.M. Best rating owed approximately 1% of the reinsurance receivables. The failure of reinsurers to pay amounts due to us on a timely basis or at all would adversely affect our results of operations.

Reinsurance makes the assuming reinsurer liable to the extent of the risks ceded. We are subject to credit risks with respect to the reinsurers because ceding risks to reinsurers does not relieve our insurance subsidiaries’ ultimate liability to their insureds. The insolvency of any reinsurer or the inability of a reinsurer to make payments could have a material adverse effect on our business, our results of operations and our financial condition.

Our business is subject to financial and operational risks resulting from our growth.

We limited our business to Florida until the fourth quarter of 2003, when we began writing nonstandard personal automobile insurance policies in Texas. In 2004, we began writing nonstandard personal automobile insurance policies in Arizona and Nevada and in 2005 initiated a California program with an independent managing general agency. We entered the South Carolina market in 2006 and the New Mexico market in 2007. Significant growth has been realized as a result of these expansion activities, which has increased our operating leverage, claims ratio and the overall financial and operating risk profile. Our current plan is to continue growing in those states and possibly enter additional states in the future.

Our growth strategy necessarily entails increased financial and operational risks and other challenges that are greater than and different from those to which we have previously been subject in writing nonstandard personal automobile insurance. These risks and challenges include, but are not limited to, the following:

•	competitive conditions for our product have intensified recently, and further pressures on pricing are anticipated;

•

generally, new business initially produces higher claim ratios than more seasoned in-force business, and this factor is likely to be magnified to the extent that we enter multiple new states and market areas within a short period of time. Furthermore, it amplifies the importance of our ability to assess any new trends accurately and respond effectively;

•

pricing decisions in new states and markets, involving different claims environments, distribution sources and customer demographics, will be made without the same level of experience and data that is available in existing markets;

•

our expected growth will require additional personnel resources, including management and technical underwriting, claims and servicing personnel, relationships with agents and vendors with whom we have not previously done business, and additional dependence on operating systems and technology; and

•

if we grow significantly or if adverse underwriting results occur, additional capital may be required, and such capital may not be available on favorable or acceptable terms. Our ability to maintain sufficient capital and perform successfully will be important factors in determinations of our A.M. Best rating, and a reduction in that rating could have an adverse impact on our results of operations.

Our ability to manage these risks and challenges will determine in large part whether we can continue to operate profitably.

A downgrade in our financial strength ratings may negatively affect our business.

Financial strength ratings are an important factor in establishing the competitive position of insurance companies and may be expected to have an effect on an insurance company’s sales. An insurance company’s ability to effectively compete in the marketplace is in part dependent upon the rating determination of A.M. Best, the principal rating agency of the insurance industry. A.M. Best provides ratings of insurance companies based on comprehensive quantitative and qualitative evaluations and expresses its rating as an opinion of an insurer’s ability to meet its obligations to policyholders. In November 2006, the A.M. Best rating affirmed the pooled rating assignment of our insurance subsidiaries of “B” (Fair) with a stable outlook. A.M. Best assigns “B” and “B-” ratings to companies that have, in the opinion of A.M. Best, a fair ability to meet their current obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions.

If we do not successfully implement our business plan, if the risks we describe materially and adversely affect our results or financial position or if our written premiums exceed levels deemed prudent by A.M. Best, we would face the risk of a downgrade by A.M. Best. A downgrade in our rating may cause our independent agents to limit or stop their marketing of our products and may limit that availability and materially and adversely affect our results of operations, financial condition and the terms of capital to us.

Our success depends on our ability to underwrite risks accurately and to charge adequate rates to policyholders.

Our financial condition, cash flows and results of operations depend on our ability to underwrite and set rates accurately for the risks we underwrite. Rate adequacy is necessary to generate sufficient premium to offset claims, claim adjustment expenses and underwriting expenses and to earn a profit.

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

As of December 31, 2006, we marketed our products and services through over 3,360 independent agency locations in Arizona, Florida, Nevada, New Mexico, South Carolina and Texas and one independent general agency in California that markets through approximately 1,200 independent agency locations. These agents have the ability to bind us with respect to insurance coverage issued on our behalf. Since the agents are independent, we have only limited ability to exercise control over these agents. In the event that an agent exceeds its authority by binding us on a risk that does not comply with our underwriting guidelines, we are at risk for that policy until we receive the application and effect a cancellation. This may result in losses that could have a material adverse effect on our results of operations.

We are subject to comprehensive laws and regulations, and our results may be unfavorably impacted by these laws and regulations.

We are subject to comprehensive laws and governmental regulation and supervision. Most insurance laws and regulations are designed to protect the interests of policyholders rather than the shareholders and other investors of the insurance companies. These regulations, administered by the department of insurance in each state in which we do business, relate to, among other things:

•	establishing mandatory minimum policy limits and coverages,

•	approval of policy forms, rates and rating methodologies,

•

standards of solvency, including risk based capital measurements developed by the National Association of Insurance Commissioners, or the NAIC, and used by state insurance regulators to identify inadequately capitalized insurance companies,

•	licensing of insurers and their agents,

•	restrictions on the nature, quality and concentration of investments,

•	restrictions on the ability of insurance company subsidiaries to pay dividends,

•	restrictions on transactions between the insurance company subsidiaries and their affiliates,

•	requiring certain methods of accounting,

•	periodic examinations of operations and finances,

•	prescribing the form and content of records of financial condition to be filed,

•	requiring reserves for unearned premium, claims and other purposes,

•	sales plans and practices and commission structures,

•	permitted advertising, and

•	market conduct.

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

Failure to maintain risk-based capital at the required levels or ratios within the NAIC’s usual range could adversely affect our insurance subsidiaries’ ability to secure regulatory approvals as necessary or appropriate and would materially adversely affect their general business, ability to operate and overall financial condition.

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

As a property and casualty insurance company, we are subject to various claims and litigation seeking damages and penalties, based upon, among other things, payments for claims we have denied and other monetary damages. In some cases, plaintiffs seek to recover damages far in excess of our policy limits based on assertions of bad faith in the manner in which we have handled particular claims. Some litigation against us could take the form of class action complaints by consumers. As automobile insurance industry practices and regulatory, judicial and consumer conditions change, unexpected and unintended issues related to claims and coverage may emerge, such as a growing trend of plaintiffs targeting automobile insurers in purported class action litigation relating to claim-handling practices and regulatory noncompliance. These issues can have a negative effect on our business by either extending coverage beyond our underwriting intent or the way we are permitted to price products, limiting the factors we may consider when we underwrite risks, or by requiring us to change our claims handling procedures or our practices for charging fees, or by increasing the size of claims or resulting in other monetary damages. The damages and penalties in these types of matters can be substantial. The relief requested by the plaintiffs varies but may include requests for compensatory, statutory and punitive damages.

We and two of our subsidiaries are named as defendants in a purported class action pending in United States District Court for the Middle District of Florida, Ft. Myers Division. The plaintiffs allege that the defendants violated certain provisions of Florida insurance laws with respect to the manner in which finance charges are imposed on Florida residents in connection with installment payments of insurance premiums. The complaint seeks damages in an unspecified amount in excess of $5 million and other relief.

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

Several of our competitors are named as defendants in a number of putative class action and other lawsuits challenging various aspects of their insurance business operations. These lawsuits include cases alleging damages as a result of the use of after-market parts; total loss evaluation methodology; the use of credit in underwriting and related requirements under the federal Fair Credit Reporting Act; the methods used for evaluating and paying certain bodily injury, personal injury protection and medical payment claims; methods of imposing finance charges on installment premiums; and policy implementation and renewal procedures, among other matters. Litigation may be filed against us and/or our subsidiaries or disputes may arise in the future concerning these or other business practices. From time to time, we also may be involved in such litigation or other disputes alleging that our business practices violate the patent, trademark or other intellectual property rights of third parties. In addition, lawsuits have been filed, and other lawsuits may be filed in the future, against our competitors and other businesses, and although we are not a party to such litigation, the results of those cases may create additional risks for, and/or impose additional costs and/or limitations on, our subsidiaries’ business operations.

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

The nonstandard insurance business may become subject to adverse publicity, which may negatively impact our financial condition.

Negative publicity arising from attention of consumer advocacy groups, the media or other sources may result in increased regulation and legislative scrutiny of industry practices as well as increased litigation, which could increase our costs of doing business and adversely affect our results of operations.

Our results of operations may be adversely affected by competitive, regulatory or economic conditions that influence the automobile insurance industry in general.

Driving patterns, inflation in the cost of automobile repairs and medical care, and increasing litigation of liability claims are some of the more important factors that affect claim trends. We and other nonstandard automobile insurers are generally unable to increase premiums unless permitted by regulators, typically after the costs associated with the coverage have increased. Accordingly, profit margins generally decline in a period of increasing claim costs, and we may be unable to sustain our policies in force.

Catastrophic losses could have a material, adverse effect on our business.

Catastrophic losses could occur either as a result of insurance claims or because of interruption in our ability to conduct business efficiently.

Property and casualty insurance companies are subject to claims arising from natural and man-made catastrophes that may have a significant impact on their business, results of operations and financial condition. Catastrophic losses can be caused by a wide variety of events, including hurricanes, tropical storms, tornadoes, wind, hail, fires, riots, terrorism and explosions, and their incidence and severity are inherently unpredictable. The extent of claims from a catastrophe is a function of two factors: the total amount of an insurance company’s exposure in the area affected by the event and the severity of the event. Our policyholders are currently concentrated in geographic areas that are periodically subject to adverse weather and other conditions. Accordingly, the occurrence of a catastrophe in the states in which we operate or in which we may operate in the future could have a material adverse effect on our business, results of operations and financial condition.

Separately, a catastrophic interruption of our technology systems could disrupt our operations or prevent us from providing acceptable customer service or managing other aspects of our business effectively.

Our claim and claim adjustment expense may exceed our claim and claim adjustment expense reserves, which could adversely affect our results of operations, financial condition and cash flows.

Our financial statements include claim and claim adjustment expense reserves for reported and unreported claims which represent our best estimate of what we will ultimately pay on claims and the related costs of adjusting those claims as of the date of our financial statements. When available, we rely heavily on our historical claim and claim adjustment experience in determining these reserves. We may not have historical results for new markets, or the historic development of reserves for claim and claim adjustment expense may not accurately reflect future trends. For example, these estimates are subject to:

•

large potential errors because the ultimate disposition of claims incurred before the date of our financial statements, whether reported or not, is subject to the outcome of events that have not yet occurred, such as jury decisions, court interpretations, legislative changes, subsequent damage to property, changes in the medical condition of claimants, public attitudes and economic conditions such as inflation;

•	new classes of losses or types of losses not sufficiently represented in historical data are not yet identifiable; and

•	our inability to predict future events.

Our expansion into new markets and states increases the risk that our reserves do not accurately reflect the ultimate claim and claim adjustment expense that we will incur. There may also be a significant reporting lag between the occurrence of an event and the time it is reported to us. The inherent uncertainties of estimating our reserves are greater for certain types of liabilities, particularly those in which the various considerations affecting the type of claim are subject to change and in which long periods of time may elapse before a definitive determination of liability is made. We have recently made significant operational changes in the claims adjustment process, and changing claims trends increase the uncertainties which exist in the estimation process and could lead to inaccurate estimates of claim and claim adjustment expense.

Reserve estimates are refined as experience develops and claims are reported and settled. Adjustments to reserves are reflected in the results of the period in which such estimates are changed.

Our independent actuary has indicated that there are significant risks and uncertainties that could result in material adverse deviation of our unpaid claim and claim adjustment expenses. As a result of the factors discussed above, the amount of actual claim and claim adjustment expense that we pay to claimants may be substantially more than the reserves reflected in our financial statements.

Our debt service obligations could impede our operations, flexibility and financial performance.

Our level of debt could affect our financial performance. As of December 31, 2006, we had consolidated indebtedness (other than trade payables and certain other short term debt) of approximately $45.0 million and additional availability under our credit facility of $8.0 million. In addition, borrowings under our credit agreement and the capital securities issued GAINSCO Capital Trust I and GAINSCO Statutory Trust II, which were organized by the Company, bear interest at rates that fluctuate. The capital trust and statutory trust are not consolidated with the Company. Therefore, increases in interest rates on the obligations under our credit agreement and the capital securities would adversely affect our income and cash flow that would be available for the payment of interest and principal on the loans under our credit agreement. Our interest expense for the year ended December 31, 2006 was $2,274,000.

Our level of debt could have important consequences, including the following:

•

we will need to use a portion of the money we earn to pay principal and interest on outstanding amounts due under our credit facility, which will reduce the amount of money available to us for financing our operations and other business activities;

•	we may have a much higher level of debt than certain of our competitors, which may put us at a competitive disadvantage;

•	we may have difficulty borrowing money in the future; and

•	we could be more vulnerable to economic downturns and adverse developments in our business.

We continue to expect to obtain the money to pay our expenses and to pay the principal and interest on our outstanding debt from our operations. Our ability to meet our expenses and debt service obligations thus depends on our future performance, which will be affected by financial, business, economic, demographic and other factors, including competition.

If we do not have enough money to pay our debt service obligations, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or raise equity. In that event, we may not be able to refinance our debt, sell assets, borrow more money or raise equity on terms acceptable to us or at all.

We are subject to restrictive debt covenants, which may restrict our operational flexibility.

Our credit facility contains various operating covenants, including among other things, restrictions on our ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other restricted payments, including investments, sell our assets and enter into consolidations, mergers and transfers of all or substantially all of our assets. These restrictions could limit our ability to take actions that require funds in excess of those available to us.

Our credit facility also requires us to maintain specified financial ratios and satisfy financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control and we cannot assure that we will meet those ratios and tests. A breach of any of these covenants, ratios, tests or restrictions could result in an event of default under the credit facility. If an event of default exists under the credit facility, the lender could elect to declare all outstanding amounts immediately due and payable. If the lender under our credit facility accelerates the payment of the indebtedness, we cannot assure that our assets would be sufficient to repay in full that indebtedness and our other indebtedness that would become due as a result of such acceleration.

We may need to raise additional capital.

We may need additional capital to continue growing our business. There can be no assurance that we will be able to raise sufficient additional capital. If we are unable to obtain required capital on favorable terms, or at all, we may be forced to change our business plan and may be unable to respond to competitive pressures in our business. Even if we are able to raise additional capital through the issuance of equity or debt securities, those securities may have rights, preferences or privileges senior to the rights of existing investors. In addition, if we raise capital through senior credit facilities, we would experience risks typically associated with credit borrowings, such as risks of defaults that we are unable to cure, enforcement of any liens or other security interests we may grant and restrictions on our operations, including those that might be required to comply with any financial and non-financial covenants. Additional capital could also be dilutive to our common shareholders and result in significantly higher interest expense and indebtedness, thereby reducing the earnings available to common shareholders.

A change in immigration policies could adversely affect our growth.

We believe that a majority of our current and potential customers is Hispanic, and a key element of our growth strategy involves our continued focus on marketing our nonstandard automobile insurance in this market niche. An important element to this strategy is our belief that a growing percentage of potential customers for personal nonstandard automobile insurance are Hispanic. In recent years, there have been a variety of legislative proposals to limit immigration to the United States or make other policy changes that may be adverse to undocumented immigrants. If one or more proposals were to be adopted and had the effect of curtailing such immigration or imposing additional requirements on immigrants requiring insurance, this could result in decline in growth of the Hispanic market, which may have an adverse effect on our abilities to achieve our growth strategies and our ability to expand our business in the markets in which we currently operate and may operate in the future.

The performance of our portfolio of fixed-income and equity securities may affect our profitability, capitalization and financial performance.

We maintain an investment portfolio that currently consists primarily of fixed-income securities. The quality, market value, yield and liquidity of the portfolio may be affected by a number of factors, including the general economic and business environment, changes in the credit quality of the issuer of the fixed-income securities, changes in market conditions or disruptions in particular markets, changes in interest rates, or regulatory changes. These securities are issued by both domestic and foreign entities and are backed either by collateral or the credit of the underlying issuer. Factors such as an economic downturn or political change in the country of the issuer, a regulatory change pertaining to the issuer’s industry, deterioration in the cash flows or the quality of assets of the issuer, or a change in the issuer’s marketplace may adversely affect our ability to collect principal and interest from the issuer.

Both equity and fixed income securities have been affected over the past several years, and may be affected in the future, by significant external events. Examples of such events would include the September 2001 terrorist attacks, hurricanes, corporate accounting scandals and temporary or long-term disruptions in markets. Credit rating downgrades, defaults, and impairments may result in write-downs in the value of the fixed income securities held by the Company. As of December 31, 2006, we held $108.9 million of fixed income securities, $3.6 million of which were rated below BBB based on Standard & Poor’s credit ratings.

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

On February 7, 2002, we announced our decision to cease writing commercial insurance due to continued adverse claims development and unprofitable results. As a result, there are no commercial policies remaining in force at December 31, 2006. We continue to settle and reduce our inventory of commercial lines claims. At December 31, 2006, there were 73 claims associated with our runoff book outstanding, compared to 136 at June 30, 2006 and 149 at December 31, 2005. Due to the long tail and litigious nature of these claims, we anticipate that it will take a substantial number of years to complete the adjustment and settlement process with regard to existing claims and the additional claims we expect to receive in the future from our past business writings. Most of the remaining claims are in litigation and our future results may be impacted negatively if we are unable to resolve the remaining claims and new anticipated claims within our established reserve level.

Our success depends on retaining our current key personnel and attracting additional personnel.

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

We may hire additional key employees and officers to support our business growth, our focus on the nonstandard personal automobile insurance business, our expansion into new geographic markets and the improvement and enhancement of our systems and technologies. Hiring management personnel is very competitive in our industry due to the limited number of people available with the necessary skills, experience and understanding of our business procedures and the necessary leadership ability to guide us through the strategic development initiatives contemplated in the immediate years ahead. In 2005, we adopted a new long-term focused system of performance-based equity compensation for key personnel. Pursuant to such plan, the Compensation Committee, all of whose members are independent, is authorized to offer performance-based incentive grants and potentially issue up to 10% of our outstanding common stock over time based on achievement of performance targets. In 2005, the Compensation Committee approved grants of up to 1,211,000 restricted stock units which may be earned by the achievement of specified performance criteria during the period from 2005 to 2009. Our inability to attract, train or retain the number of highly qualified personnel that our business needs may cause our business and prospects to suffer.

We cannot be certain that the net operating loss tax carryforwards will continue to be available to offset our tax liability.

As of December 31, 2006, we had net operating loss tax carryforwards for Federal income tax purposes, which we refer to as “NOLs,” of approximately $20,985,000. In order to utilize the NOLs, we must generate taxable income which can offset such carryforwards. The NOLs will expire if not used. The availability of NOLs to offset taxable income would be substantially reduced if we were to undergo an “ownership change” within the meaning of Section 382(g)(1) of the Internal Revenue Code. We will be treated as having had an “ownership change” if there is more than a 50% change in stock ownership during a three year “testing period” by “5% shareholders.”

The NOLs will expire in various amounts, if not used, between 2020 and 2023. We cannot assure you that we would prevail if the IRS were to challenge the availability of the NOLs. If the IRS were successful in challenging our NOLs, all or some portion of the NOLs would not be available to offset any future consolidated income.

Our stock price may be volatile.

The market price of our common stock has fluctuated significantly in the past and is likely to fluctuate significantly in the future, and the volume of trading in our common stock is very low. In addition, the securities markets have experienced significant price and volume fluctuations and the market prices of the securities of insurance companies, including nonstandard automobile insurance companies, have been especially volatile. Such fluctuations can result from, among other things:

•	quarterly variations in operating results;

•	changes in market valuations of other similar companies;

•	announcements by us or our competitors of new products, contracts, acquisitions, strategic partnerships or joint ventures;

•	additions or departures of key personnel;

•	significant sales of common stock by insiders or others or the perception that such sales could occur;

•	general economic trends and conditions;

•	deterioration in the trading market for our common stock; and

•	future issuances of stock or debt securities to fund our anticipated growth.

In addition, the stock market has periodically experienced extreme volatility that has often been unrelated to the performance of particular companies. These market fluctuations may cause our stock price to fall and could negatively affect an investment in our common stock regardless of our performance.

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

Our executive officers and directors, together with our largest shareholder, beneficially own a majority of our outstanding common stock (69.7% as of December 31, 2006), they potentially have the power to control the actions of the Company with respect to items requiring shareholder approval, including the election of directors, the adoption of amendments to our articles of incorporation and bylaws, and the approval of mergers or other significant corporate transactions. Their interests in approving such actions might not be aligned with the interests of other owners of our common stock.

ITEM 2.	PROPERTIES

We lease space in the office building which houses our principal place of business, located at 3333 Lee Parkway, Suite 1200, Dallas, Texas 75219. The property is in good condition and consists of approximately 52,000 square feet. Our Southeast region leases office space in Miami, Florida of approximately 28,100 square feet and our Southwest region leases office space in Phoenix, Arizona of approximately 4,800 square feet both of which are in good condition. We have no material real estate properties which we own.

ITEM 3.	LEGAL PROCEEDINGS

Securities Litigation

As previously reported, the Company and two of its executive officers were named as defendants in a proceeding in the United States District Court for the Northern District of Texas, Fort Worth Division, styled, “Earl Culp, on behalf of himself, and all others similarly situated, Plaintiff, v. GAINSCO, INC., Glenn W. Anderson, and Daniel J. Coots, Defendants,” Civil Action No. 4:04-CV-723-Y. In the proceeding, the plaintiffs alleged violations of the Federal securities laws in connection with the Company’s acquisition, operation and divestiture of its former Tri-State, Ltd. subsidiary.

On February 13, 2007, the Court approved a Final Judgment whereby the case was fully resolved through a settlement. Earlier, on October 31, 2006, the Company and the plaintiffs had entered into a Stipulation of Settlement (the “Stipulation”), which was filed with the Court on the same date. Pursuant to the Stipulation, the plaintiff class members were certified for settlement purposes only and provided notice of the Stipulation and other related information.

The Company and the other defendants entered into the Stipulation to resolve the matter and have denied expressly and continue to deny all charges of wrongdoing or liability against them in the lawsuit. There has been no adverse determination by the Court against the Company or any of the other defendants in the lawsuit.

Pursuant to the Stipulation, a settlement fund of $4.0 million plus accrued interest was created to pay costs associated with the settlement. The costs of funding the settlement were paid by the Company’s insurance carrier. The Company did not incur any material expenses related to the settlement.

Insurance Class Action Litigation

In the third quarter 2006, the Company and two subsidiaries were served with process in a purported class action styled Ruth R. Arbelo, Individually, and on behalf of all others similarly situated, v. GAINSCO, Inc., National Specialty Lines, Inc. and MGA Insurance Company, Inc., Case No. 2:06-cv-263-FtM-29DNF, filed in United States District Court of the Middle District of Florida, Ft. Meyers Division. The Compliant, as most recently amended December 6, 2006, alleges that the defendants violated certain provisions of Florida insurance laws with respect to the manner in which finance charges are imposed on Florida residents in connection with installment payments of insurance premiums. The Compliant seeks damages in an unspecified amount in excess of $5 million and other relief.

While such litigation is inherently unpredictable, the Company believes that the Complaint is without merit and intends to defend the case vigorously.

Other Legal Proceedings

In the normal course of its operations, the Company is named as defendant in various legal actions seeking monetary damages, including cases involving allegations that the Company wrongfully denied claims and is liable for damages, in some cases seeking amounts significantly in excess of our policy limits. In the opinion of the Company’s management, based on the information currently available, the ultimate liability, if any, resulting from the disposition of these claims will not have a material adverse effect on the Company’s consolidated financial position or results of operations. However, in view of the uncertainties inherent in such litigation, it is possible that the ultimate cost to the Company might exceed the reserves we have established by amounts that could have a material adverse effect on the Company’s future results of operations, financial condition and cash flows in a particular reporting period.

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

	High	Low
2004 First Quarter	3.60	0.84
2004 Second Quarter	3.68	2.56
2004 Third Quarter	4.00	1.96
2004 Fourth Quarter	6.00	4.04

2005 First Quarter	6.84	5.60
2005 Second Quarter	6.88	5.48
2005 Third Quarter	8.40	5.80
2005 Fourth Quarter	7.65	5.91

2006 First Quarter	9.85	7.40
2006 Second Quarter	9.75	7.58
2006 Third Quarter	8.49	6.83
2006 Fourth Quarter	8.08	6.45

2007 First Quarter
(through March 23, 2007)	8.31	6.55

As of March 23, 2007, there were 300 shareholders of record of the Company’s Common Stock, including 83 banks and brokers for whom Depositary Trust Company or its designee is custodian and 217 other holders of record.

The information required with respect to securities authorized for issuance under equity compensation plans is incorporated by reference to the table that appears in Note 13 to the Consolidated Financial Statements set forth in response to Item 8 of this Report.

The following graph shows changes over the five-year period ended December 31, 2006 in the value of $100 invested in: (1) the Common Stock; (2) the AMEX Composite Index; and (3) the Standard & Poor’s Property-Casualty Insurance Index. The year-end value of each of the hypothetical investments is based on share price appreciation plus stock dividends plus cash dividends, with the cash dividends reinvested on the date they were paid. The calculations exclude trading commission and taxes. Total shareholder returns for each investment, whether measured in dollars or percent, can be calculated from the year-end investment values shown beneath the graph.

	GAINSCO, INC.	AMEX COMPOSITE INDEX	S&P 500 P&C INDEX
2001	$100	100	100
2002	$5	99	90
2003	$14	145	113
2004	$93	181	125
2005	$119	228	144
2006	$124	273	162

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data is derived from our audited financial statements for the years ended December 31, 2006, 2005, 2004, 2003 and 2002. You should read selected financial data together with the more detailed information contained in the Financial Statements and associated Notes and ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Years ended December 31,
	2006	2005	2004	2003	2002
	(Dollar amounts in thousands, except per share data)
Income Data:
Gross premiums written (1)	$202,446	116,164	45,736	34,594	44,223
Ceded premiums written	1,285	497	273	11	1,629

Net premiums written	201,161	115,667	45,463	34,583	42,594
(Increase) decrease in unearned premiums	(14,402)	(26,394)	(4,487)	(194)	17,673

Net premiums earned	186,759	89,273	40,976	34,389	60,267
Net investment income	6,984	3,669	2,309	3,128	4,315
Net realized gains	137	73	1,910	2,050	2,049
Agency revenues	12,363	5,958	2,362	2,885	2,520
Other income, net	234	614	1,320	1,877	4,327

Total revenues	206,477	99,587	48,877	44,329	73,478

Claims and claim adjustment expenses	132,947	57,748	27,008	25,516	56,414
Policy acquisition costs	31,355	12,647	5,389	5,044	9,001
Underwriting and operating expense	34,726	23,864	10,980	10,289	14,430
Interest expense, net	2,274	1	—	104	310
Goodwill impairment	—	—	—	—	2,860

Total expenses	201,302	94,260	43,377	40,953	83,015

Income (loss) before taxes	$5,175	5,327	5,500	3,376	(9,537)
Income tax benefit	(6,213)	(3,545)	(9)	—	(776)

Net income (loss)	$11,388	8,872	5,509	3,376	(8,761)

Net income (loss) available to common shareholders	$9,550	6,040	928	(389)	(12,089)

Net earnings (loss) per common share, basic (2)	.43	.30	.14	(.06)	(1.81)

Net earnings (loss) per common share, diluted (2)	.43	.30	.14	(.06)	(1.81)

GAAP insurance ratios:
Claims ratio	71.2%	64.7%	65.9%	74.2%	93.6%
Expense ratio	27.2	30.7	30.8	30.9	32.3

Combined ratio	98.4%	95.4%	96.7%	105.1%	125.9%

(1)	Excludes premiums of $35,000 in 2003 and $1,727,000 in 2002 from the Company’s fronting arrangements for others, the commercial auto plans of Arkansas, California, Louisiana, Mississippi, and Pennsylvania under which the Company was a servicing carrier and the reinsurance arrangement in Florida whereby MGA premiums were ceded to a non-affiliated reinsurer and assumed by General Agents.
(2)	Based on 24,924,825 shares of Common Stock outstanding at the end of 2006, 21,843,620 shares of Common Stock outstanding at the end of 2005 and 6,687,520 shares of Common Stock outstanding at the end of 2004, 2003 and 2002. Outstanding amounts have been adjusted to reflect the November 2006 and August 2005 rights offerings and the November 2005 reverse stock split. This assumes redemption occurring on all Series of Preferred Stock. See Note 11 of Notes to Consolidated Financial Statements.

	As of December 31,
	2006	2005	2004	2003	2002
	(Dollar amounts in thousands, except per share data)
Balance Sheet Data:

Investments	$190,820	122,049	98,242	110,684	114,974

Premiums receivable	$48,232	36,108	9,662	4,426	3,684

Reinsurance balances receivable	$1,207	4,972	8,438	16,061	31,623

Ceded unpaid claims and claim adjustment expense	$14,361	22,672	37,063	44,064	46,802

Ceded unearned premiums	$—	—	—	1	179

Deferred policy acquisition costs	$9,631	7,318	1,719	1,291	1,674

Goodwill	$609	609	609	609	609

Total assets	$289,332	212,386	163,935	185,700	214,389

Unpaid claims and claim adjustment expenses	$77,898	78,503	95,545	120,633	143,271

Unearned premiums	$53,878	39,476	13,082	8,596	8,580

Note payable	$2,000	500	—	—	3,700

Subordinated debentures	$43,000	—	—	—	—

Total liabilities	$204,596	139,106	117,389	140,165	171,784

Redeemable preferred stock	$—	16,644	33,692	32,123	28,358

Shareholders’ equity	$84,736	56,636	12,854	13,413	14,247

Shareholders’ equity per share	$3.40	2.59	1.92	2.01	2.13

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in this Item includes forward-looking statements and should be read in the context of the risks, uncertainties and other variables referred to below under the caption “Forward-Looking Statements.”

Business Operations

Overview

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

The Company limited its nonstandard personal auto insurance business to Florida until the fourth quarter of 2003, when it began writing policies in Texas. The Company began writing policies in Arizona and Nevada in 2004, in California, with an independent managing general agency, in 2005, and in South Carolina in 2006, and we are entering New Mexico in the first quarter of 2007. The Company markets its policies through 3,360 independent agency locations in Arizona, Florida, Nevada, New Mexico, South Carolina and Texas and one general agency in California that markets through approximately 1,200 independent agency locations. Beginning in 2005, significant growth has been realized as a result of these expansion activities, which has increased the operating leverage, the claims ratio and the overall financial and operational risk profile of the Company.

The following table presents selected financial information in thousands of dollars:

	Years ended December 31,
	2006	2005	2004
Gross premiums written	$202,446	116,164	45,736

Earned premiums	$186,759	89,273	40,976

Net income before Federal income taxes	$5,175	5,327	5,500

Federal income tax benefit	$(6,213)	(3,545)	(9)

Net income	$11,388	8,872	5,509

Net income available to common shareholders	$9,550	6,040	928

GAAP C & CAE ratio (1)	71.2%	64.7%	65.9%
GAAP Expense ratio (2) (3)	27.2%	30.7%	30.8%

GAAP Combined ratio (2)	98.4%	95.4%	96.7%

(1)	C & CAE is an abbreviation for Claims and Claims Adjustment expenses, stated as a percentage of net premiums earned.
(2)	The Expense and Combined ratios do not reflect expenses of the holding company.
(3)	Commissions, change in deferred acquisition costs, underwriting expenses and operating expenses (insurance subsidiaries only) are offset by agency revenues and are stated as a percentage of net premiums earned.

The Company incurred substantial costs throughout 2005 and 2006 in amounts greater than in previous periods to build its nonstandard personal auto insurance operations. These expenditures include but are not limited to: hiring, relocation and incremental office space and wage and benefit costs, including costs for qualified additional personnel; furniture, fixtures, equipment, software and systems; additional marketing costs, such as agency compensation incentives, advertising and promotional expenses, including the Daytona Prototype Series racing team sponsorship; increased audit fees, and financing costs and higher fees for services; and non-cash expenses associated with the Company’s 2005 Long-Term Incentive Compensation Plan.

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

Until 2005, the Company limited its growth due primarily to capital constraints. However, capital restructuring transactions, along with key investments in operations, have permitted management to pursue a more aggressive, geographically diversified expansion plan beginning in 2005.

In the first quarter of 2006, the Company issued $25 million of 30 year subordinated debentures, which enabled the Company to redeem its outstanding Series A Preferred Stock due in January 2011, and provided additional capital of $5 million. In the fourth quarter of 2006, the Company issued $18 million of 30 year subordinated debentures, which the Company intends to use the proceeds for general corporate purposes. See “Capital Transaction – Subordinated Debentures.”

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

The Company continues to settle and reduce its inventory of commercial lines claims. At December 31, 2006, there were 73 claims associated with the Company’s runoff book outstanding, compared to 149 as of December 31, 2005. As of December 31, 2006, in respect of its runoff lines, the Company had $15,864,000 in net Unpaid claims and claims adjustment expenses (“C & CAE”) compared to $28,713,000 as of December 31, 2005. For the periods presented, the Company has recorded favorable development in unpaid C & CAE from the runoff lines with the settlement and reduction in the inventory of commercial lines claims. See “Results of Operations – Claims and claims adjustment expenses.” Due to the long tail and litigious nature of these claims, the Company anticipates it will take a substantial number of years to complete the adjustment and settlement process with regard to existing claims and the additional claims it expects to receive in the future from its past business writings. Most of the remaining claims are in suit and the Company’s future results may or may not be impacted either negatively or positively based on its ability to settle the remaining claims and new anticipated claims within its established reserve level.

Results of Operations

The discussion below primarily relates to the Company’s insurance operations, although the selected consolidated financial data appearing elsewhere is on a consolidated basis. The expense item “Underwriting and operating expenses” includes the operating expenses of the holding company, GAINSCO, INC. (“GAN”).

Gross premiums written in 2006 increased 74% above 2005 which was 154% above 2004 as the Company continued its planned growth of nonstandard personal auto in targeted states. The following table presents gross premiums written by region in thousands of dollars:

	For the years ending December 31,
	2006		2005		2004
Region:
Southeast	$113,550	56%	75,255	65%	40,898	89%
South Central	53,557	26	17,792	15	2,768	6
Southwest	27,315	14	13,143	11	2,058	5
West	8,024	4	9,974	9	—	—
Other	—	—	—	—	12	—

Total	$202,446	100%	116,164	100%	45,736	100%

Each of the major regions achieved significant premium growth in 2006 and 2005. For 2006 the contribution to the premium increase by region is: Southeast 44%, South Central 41%, Southwest 16% and West (2)%. For 2005, the contribution to the premium increase by regions was: Southeast 49%, South Central 21%, Southwest 16% and West 14%. Net premiums earned increased 109% in 2006 and 118% in 2005 primarily as a result of the growth in gross premiums written. Beginning in the fourth quarter of 2005, policy fees were recorded as premiums and recognized over the period of the policy; previously they were recorded in Agency revenues and recognized as written.

Net investment income increased $3,315,000 (90%) in 2006 primarily due to the 56% increase in investments and the increase in Bonds available for sale, which provide higher returns than Short-term investments. At December 31, 2006 Bonds available for sale comprised 57% of Investments versus 46% at December 31, 2005. The increase in investments was due to funds received from the issuance of the subordinated debentures (see “Capital Transactions – 2006 Subordinated Debentures”), the rights offering in 2006 (see “Capital Transactions – Rights Offering”) and positive cash flows from operations. Net investment income increased $1,360,000 (59%) in 2005 primarily due to the 24% increase in investments and the increase in Bonds available for sale, which provide higher returns than Short-term investments. At December 31, 2005 Bonds available for sale comprised 46% of Investments versus 20% at December 31, 2004. The increase in investments was due to funds received from the rights offering in 2005 and positive cash flows from operations.

The Company recorded net realized capital gains of $137,000, $73,000 and $1,910,000 in 2006, 2005 and 2004, respectively. Variability in the timing of net realized capital gains and losses should be expected.

Agency revenues increased $6,405,000 (107%) in 2006 and $3,596,000 (152%) in 2005 primarily as a result of the increase in writings.

Other income has decreased in 2006 and 2005 as a result of the continued runoff of the commercial auto claims under the reserve reinsurance cover agreement. This item is primarily comprised of recognition of the deferred reinsurance gain from the reserve reinsurance cover agreement. At December 31, 2006, $144,000 remained to be recognized in Other income in the future.

Claims and claims adjustment expenses increased $75,199,000 in 2006 and increased $30,740,000 in 2005. The C & CAE ratio was 71.2% in 2006 versus 64.7% in 2005 and 65.9% in 2004. The increase in the ratio for 2006 was primarily due to higher estimated ultimate liabilities in the nonstandard personal auto line (which included a provision for extra-contractual obligations on known claims), offset by favorable development of $4,938,000 in estimated ultimate liabilities in the runoff lines. The decrease in the C & CAE ratio in 2005 was primarily related to favorable development in estimated ultimate liabilities of approximately $4,600,000 in the runoff lines. The C & CAE ratio for nonstandard personal auto was 73.8%, 69.8% and 66.8% for 2006, 2005 and 2004, respectively. The increase in this ratio from 2005 to 2006 was primarily due to higher estimated ultimate liabilities on business written in 2006. Generally, new business initially produces higher claim ratios than more seasoned in-force business; see ITEM 1A. Risk Factors. The higher C & CAE ratios occurred primarily in the Southeast and South Central regions. During 2006, the Company began implementing improved claim practices in each of the major regions’ claims departments in order to ultimately decrease the average time from when a claim occurs to when it is settled. The Company believes that, over the long term, timeliness in the settlement of claims is likely to produce the most favorable claim results for the Company. However, when this practice is initially implemented, it can cause an increase in the C & CAE and introduce greater uncertainty into the process of setting reserves. The increase in C & CAE ratio from 2004 to 2005 was primarily due to favorable development in estimated ultimate liabilities in 2004 which recurred at a lower level of magnitude in 2005 than in 2004 and to generally higher ratios on new business. With regard to environmental and product liability claims, the Company has an immaterial amount of exposure. The Company did not provide environmental impairment coverage and excluded pollution and asbestos related coverages in its policies. A portion of the Company’s remaining claims are related to construction defects. Inflation impacts the Company by causing higher claim settlements than may have originally been estimated. Inflation is implicitly reflected in the reserving process through analysis of cost trends and review of historical reserve results.

Policy acquisition costs include commission expense, change in deferred policy acquisition costs, premium taxes and regulatory fees and assessments. The increase in 2006 and 2005 is primarily due to the increase in premium writings. The ratio of Policy acquisition costs to Net premiums earned was 17%, 14% and 13% for 2006, 2005 and 2004, respectively. The increase in 2006 was primarily due to the Southeast region, which generally has a lower policy acquisition costs ratio than the other regions, comprising a smaller portion of the mix in 2006 than in 2005 as a result of significant growth in the South Central region.

The increase in interest expense is related to interest on the Subordinated debentures issued in 2006 and the outstanding Note payable. See “Capital Transaction – 2006 Subordinated Debentures.”

Underwriting and operating expenses increased $10,862,000 in 2006 from 2005 and increased $12,884,000 in 2005 from 2004 primarily due to additional expenses incurred in the infrastructure expansion for increased premium production capability, specifically additional personnel. The increase also includes non-cash compensation expense of approximately $1.1 million and $1.5 million in 2006 and 2005, respectively, associated with the grant of restricted shares and restricted share units of Common Stock under the Company’s 2005 Long-Term Incentive Compensation Plan. In 2006, the Company began to achieve economies of scale from its infrastructure expansion. Underwriting and operating expenses as a percent of Net premiums earned and Agency revenues were 17% for 2006 and 25% for 2005 and 2004.

The Company recorded a deferred tax benefit in 2006 and 2005 primarily as a result of a reduction in the valuation allowance for Deferred Federal income taxes of $5.5 million and $3.6 million, respectively. The Company considered it appropriate to reduce the valuation allowance, see “Liquidity and Capital Resources – Net Operating Loss Carryforwards.”

Capital Transactions

Recapitalization

On January 21, 2005, the Company consummated a recapitalization pursuant to agreements entered into on August 27, 2004 and approved by our shareholders on January 18, 2005. The agreements were with GMSP, then holder of our Series A and Series C Preferred Stock and approximately 5% of our outstanding Common Stock; Robert W. Stallings, the Chairman of the Board and then holder of our Series B Preferred Stock; and First Western Capital, LLC (“First Western”), owned by James R. Reis. The recapitalization substantially reduced, as well as extended, our existing Preferred Stock redemption obligations and resulted in cash proceeds to us of approximately $3.1 million (after approximately $2.2 million in transaction costs and approximately $3.4 million used to redeem the Series C Preferred Stock). The recapitalization was negotiated on our behalf by a Special Committee of the Board comprised of disinterested, independent directors (the “Special Committee”). The events leading up to, and the transactions constituting, the recapitalization are described further in Note 11 to the Company’s Consolidated Financial Statements which appear in Item 8 of this Report).

Reverse Split of Common Stock

In November 2005, a one-for-four reverse split of the Company’s Common Stock was approved by shareholders and became effective. Each four shares of the Company’s outstanding Common Stock, par value $0.10 per share were converted into one share of Common Stock, par value $0.10 per share.

As a result of the recapitalization in January 2005, the rights offering in August 2005, the one-for-four reverse split of Common Stock in November 2005 and the rights offering in November 2006, the number of shares of Common Stock outstanding increased from 6,687,520 as of December 31, 2004 to 21,843,620 shares as of December 31, 2005 (adjusted to reflect the transactions described below).

Rights Offerings

In August 2005, the Company completed a rights offering which raised approximately $14.6 million in net proceeds. Approximately 97% of the maximum shares of Common Stock available through the rights offering were exercised. There was no over-subscription privilege in connection with this offering.

In November 2006, the Company completed a rights offering which raised approximately $17.9 million in net proceeds. The Common Stock available through the rights offering, which included an over-subscription privilege in, was fully subscribed. As a result of this rights offering, the number of shares of Common Stock outstanding increased from 21,843,620 as of December 31, 2005 to 24,924,825 as of December 31, 2006. At December 31, 2006, GMSP owns approximately 33% of the outstanding Common Stock, Mr. Stallings owns approximately 22% and Mr. Reis and First Western collectively own approximately 11%.

2006 Subordinated Debentures

In January 2006, the Company organized GAINSCO Capital Trust I, which issued $25 million of 30-year capital securities. The capital trust is not consolidated with the Company. The capital securities require quarterly payments of interest at a floating interest rate equal to the 3-month LIBOR (London interbank offered rate for U.S. dollar deposits) plus a margin of 3.85%. The capital securities will mature on March 31, 2036 and are redeemable at the Company’s option beginning after March 31, 2011, in whole or in part, at the liquidation amount of $1,000 per capital security. Taken together, the Company’s obligations provide a full, irrevocable and unconditional guarantee of payments of distributions and other amounts due on the capital securities, subject to the subordination provisions of the agreements.

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

In December 2006, the Company organized GAINSCO Statutory Trust II, which issued $18 million of 30-year capital securities. The statutory trust is not consolidated with the Company. The capital securities require quarterly payments of interest at a floating interest rate equal to the 3-month LIBOR (London interbank offered rate for U.S. dollar deposits) plus a margin of 3.75%. The capital securities will mature on March 15, 2037 and are redeemable at the Company’s option beginning after March 15, 2012, in whole or in part, at the liquidation amount of $1,000 per capital security. Taken together, the Company’s obligations provide a full, irrevocable and unconditional guarantee of payments of distributions and other amounts due on the capital securities, subject to the subordination provisions of the agreements.

The net proceeds of the offering were used by GAINSCO Statutory Trust II to acquire debt securities of the Company that have the same maturity and bear interest at the same rate as the capital securities. The Company acquired 100% of the common securities of GAINSCO Statutory Trust II. The Company, in turn, used the proceeds for general corporate purposes.

Liquidity and Capital Resources

Parent Company

GAN provides administrative and financial services for its wholly owned subsidiaries. GAN needs cash during 2007 primarily for administrative expenses and interest on the Subordinated debentures and the Note payable. GAN raised approximately $17.4 in net proceeds as a result of its issuance of $18 million in Subordinated debentures in December 2006, which it intends to use for general corporate purposes. Another source of cash to meet obligations is statutorily permitted dividend payments from its insurance subsidiary, General Agents, an Oklahoma corporation. Statutes in Oklahoma restrict the payment of dividends by the insurance company to the available surplus funds. The maximum amount of cash dividends that General Agents may declare without regulatory approval in any 12-month period is the greater of net income for the 12-month period ended the previous December 31 or ten percent (10%) of policyholders’ surplus as of the previous December 31. For 2007, the maximum amount of cash dividends that General Agents may pay without regulatory approval is approximately $9,559,000. In addition, we have a credit arrangement with a commercial bank which can be used to provide for holding company funds. GAN believes its cash and short-term investments should be sufficient to meet its expected obligations for 2007.

Net Operating Loss Carryforwards

As a result of losses in prior years, as of December 31, 2006 the Company has net operating loss carryforwards for tax purposes aggregating $61,721,000. These net operating loss carryforwards of $13,451,000, $33,950,000, $13,687,000 and $633,000, if not utilized, will expire in 2020, 2021, 2022 and 2023, respectively. The tax benefit of the net operating loss carryforwards is $20,985,000, which is calculated by applying the Federal statutory income tax rate of 34% against the net operating loss carryforwards of $61,721,000. The Company currently has a partial valuation allowance for its net operating loss carryforwards of $15,516,000 based on management’s analysis of available evidence, both objective and subjective.

Deferred tax assets are evaluated and a valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. The Company has recorded a substantial gross deferred tax asset related to the expected realization of net operating loss carryforwards for federal income tax purposes. Due to the uncertainty of utilization of the Company’s net operating losses and in consideration of other factors, management recorded a full valuation allowance on the gross deferred tax asset in 2001.

The Company considers available evidence, both objective and subjective, including historical levels of income, expectations and risks associated with estimates of future taxable income in assessing the need for the valuation allowance. As a result of available evidence, both objective and subjective, as of the end of the fourth quarter of 2005, it was considered more likely than not that a full valuation allowance for deferred tax assets was not required, resulting in the release of a portion of the valuation allowance previously recorded against deferred tax assets and generating a $3.6 million tax benefit in the fourth quarter of 2005. In the fourth quarter of 2006, management’s analysis of available evidence, both objective and subjective, concluded it was more likely than not that additional portions of this asset would be used in future periods so the valuation allowance was reduced by $5.5 million, producing a tax benefit of $5.5 million in the fourth quarter of 2006.

As of December 31, 2006, the Company believes it is more likely than not that the amount of the deferred tax asset recorded will ultimately be recovered. However, should circumstances cause this belief to change, the tax provision would increase in the period in which determination that recovery is not likely occurred. As of December 31, 2006, the net deferred tax asset before valuation allowance was $25,862,000 and the valuation allowance was $15,516,000.

In certain circumstances, Section 382 of the Internal Revenue Code may apply to materially limit the amount of the Company’s taxable income that may be offset in a tax year by the Company’s net operating losses carried forward from prior years (the “§ 382 Limitation”). The annual § 382 Limitation generally is an amount equal to the value of the Company (immediately before an “ownership change”) multiplied by the long-term tax-exempt rate for the month in which the change occurs (e.g., 4.22% if the ownership change occurred in December 2006). This annual limitation would apply to all years to which the net operating losses can be carried forward.

In general, the application of Section 382 occurs when the aggregate stock ownership percentage (determined on the basis of value) of “5% shareholders” has increased by more than 50 percentage points over such shareholders’ lowest ownership percentages within a “testing period” (generally a three year period ending on the date in which a transaction gives rise to a “testing date”).

In general, a 5% shareholder is a person who directly or indirectly owns 5% or more of the total value of the instruments that constitute stock for Section 382 purposes. The term 5% shareholder also refers to a group of shareholders that individually own less than 5% of the total value of the outstanding stock and are referred to as a “public group.” If a 5% shareholder is an entity (i.e., a corporation, partnership or trust), then the corporation who has the NOL carryforward (referred to as a “loss corporation”) is required to look through the entity (and through any higher-tier entity) in order to determine which owners of the entity are indirectly 5% shareholders. It is the ownership of these ultimate 5% shareholders, including public groups, that is considered when determining whether a greater than 50 percentage point increase has occurred.

A testing date generally occurs whenever the percentage stock ownership (by value) of any 5% shareholder changes. Thus, a disproportionate issuance of stock to existing shareholders or to new investors would give rise to a testing date, as would the transfer by an existing 5% shareholder of some or all of its stock to a third party or an existing shareholder.

The Company believes that the transactions described above did not cause a greater than 50 percentage point ownership shift, thus Section 382 did not apply and impose a § 382 Limitation on our net operating loss carryforwards for federal income tax purposes. However, the transactions described above did result in a substantial ownership shift. Future transactions in Common Stock by the Company or others could affect the Company’s ability to utilize the net operating loss carryforwards.

Credit Agreement

On September 30, 2005, the Company entered into a credit agreement with a commercial bank providing for term loans of up to $10 million in the aggregate. Proceeds from the term loan advances may be used for working capital. The Company may request advances until September 30, 2007. Interest, payable monthly, will accrue on any outstanding principal balance at a floating rate equal to the 3 month London Interbank Offered Rate plus a margin (currently 2.00%) to be determined by the consolidated net worth of the Company and earnings before interest, taxes, depreciation and amortization for the preceding four calendar quarters. The outstanding principal balance will be payable in equal quarterly installments commencing on October 1, 2007 based on a 60-month amortization schedule, with the balance of the loan payable in full on or before September 30, 2010. The outstanding balance at December 31, 2006 was $2,000,000.

Subsidiaries, Principally Insurance Operations

The primary sources of the insurance subsidiaries’ liquidity are funds generated from insurance premiums, net investment income and maturing investments. The short-term investments and cash are intended to provide adequate funds to pay claims without selling fixed maturity investments. At December 31, 2006, the insurance subsidiaries held short-term investments and cash that the insurance subsidiaries believe are at adequate liquidity for the payment of claims and other short-term commitments.

With regard to liquidity, the average duration of the investment portfolio is approximately 1 year. The fair value of the fixed maturity portfolio at December 31, 2006 was $413,000 below amortized cost, before taxes. Unrealized losses were not material at December 31, 2006 (see Note 2 of Notes to Consolidated Financial Statements). Various insurance departments of states in which the Company operates require the deposit of funds to protect policyholders within those states. At December 31, 2006 and December 31, 2005, the balance on deposit for the benefit of such policyholders totaled $10,401,000 and $10,386,000, respectively.

Net cash provided by operating activities was $20,615,000 for 2006 versus $12,045,000 in 2005 and cash used for operating activities of $7,217,000 in 2004. The increases in cash provided between 2006 and 2005 of $8,570,000 and between 2005 and 2004 of $19,262,000 were primarily attributable to the growth in premium writings in 2006.

Investments and Cash increased in 2006 primarily as a result of positive cash flows from operations and funds raised in the issuance of the Subordinated debentures and in the rights offering. At December 31, 2006, 99% of the Company’s investments were rated investment grade with an average duration of approximately 1 year, including approximately 42% that were held in short-term investments. The return on average investments was 4.5%, 3.3% and 2.2% in 2006, 2005 and 2004, respectively. The Company classifies its bond securities as available for sale. The net unrealized loss associated with the investment portfolio was $273,000 (net of tax effects) at December 31, 2006.

Premiums receivable increased due to the increase in premium writings. This balance is comprised primarily of premiums due from insureds. Most of the policies are written with a down payment and monthly payment terms of up to four months on six month policies. The Company recorded an allowance for doubtful accounts of $880,000 and $440,000 as of December 31, 2006 and 2005, respectively, which it considers adequate. The increase in the allowance for doubtful accounts was due to growth in premium receivables and an increase in the South Central and Southwest regions share of premiums written. Balances written off in these two regions were higher than in the Southeast region.

Reinsurance balances receivable decreased primarily as a result of a decrease in ceded unpaid C & CAE under the reserve reinsurance cover agreement as a result of settling commercial auto claims in the normal course. An allowance for doubtful accounts of $146,000 and $148,000 as of December 31, 2006 and 2005, respectively, had been recorded regarding the collectibility of amounts due, which the Company considers adequate. Balances written off in previous years have been immaterial.

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

Other assets increased primarily due to deferred expenses incurred in conjunction with the issuance of the Subordinated debentures.

Deferred Federal income taxes increased primarily as a result of a reduction in the valuation allowance for Deferred Federal income taxes. The Company considered it appropriate to reduce the valuation allowance, see “Liquidity and Capital Resources – Net Operating Loss Carryforwards.”

Unpaid C & CAE decreased primarily as a result of the settlement of claims in the normal course and favorable development in 2006 from the runoff lines. As of December 31, 2006, the Company had $63,537,000 in net unpaid C & CAE (Unpaid C & CAE of $77,898,000 less Ceded unpaid C & CAE of $14,361,000). This amount represents management’s best estimate, as derived from the actuarial analysis and was set at a higher level than the selected reserve estimate as established by an independent actuary to reflect additional potential claims liability identified after completion of the independent actuary’s analysis. The independent actuary identified that significant risk factors in its evaluation included the runoff status of the commercial lines, exposure to construction defect claims, exposure to directors and officers liability and personal umbrella claims on an excess of loss basis and recent changes in the nonstandard personal auto claims operation. In consideration of these risk factors the independent actuary believes that there are significant risks and uncertainties that could result in material adverse deviation in the unpaid C & CAE. Management has reviewed and discussed the results of the actuarial analysis with the actuary and believes the reserve estimate selected by the independent actuary, with the addition referred to above, to be the best estimate of reserves at this time, see “Item 1. Business – Reserves.”

As of December 31, 2006, in respect of its runoff lines, the Company had $15,864,000 in net unpaid C & CAE. Historically, the Company has experienced significant volatility in its reserve projections for its commercial lines. This volatility has been primarily attributable to its commercial auto and general liability product lines. On February 7, 2002, the Company announced it had decided to discontinue writing commercial lines insurance due to continued adverse claims development and unprofitable results. The Company has been settling and reducing its remaining inventory of commercial claims. See “Business Operations—“Discontinuance of Commercial Lines.” As of December 31, 2006, 73 runoff claims remained versus 149 at December 31, 2005. The average runoff claim reserve was approximately $217,000 per claim and $192,000 per claim at December 31, 2006 and December 31, 2005, respectively.

Unearned premiums increased primarily as a result of the growth in premium writings, mentioned previously.

Subordinated debentures of $25 million and $18 million were issued during the first quarter and the fourth quarter of 2006, respectively. See “Capital Transaction – 2006 Subordinated Debentures.”

Additional paid-in capital increased primarily as a result of the 2006 Rights Offering, see “Capital Transactions – Rights Offerings” for detailed discussion. Restricted stock and the restricted stock units granted under the 2005 Long-Term Incentive Compensation Plan also contributed to the increase.

Retained deficit decreased primarily as a result of net income offset by the redemption of the Preferred stock.

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

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of December 31, 2006:

	Payments due by period
	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
	Amounts in thousands
Unpaid C & CAE	$77,898	47,513	19,427	8,438	2,520
Subordinated debentures	43,000	—	—	—	43,000
Operating leases	12,419	2,119	3,819	2,702	3,779
Employment agreements	3,360	422	1,680	1,258	—
Sponsorship agreements	1,500	1,500	—	—	—
Note payable	2,000	—	800	1,200	—

Total commitments	$140,177	51,554	25,726	13,598	49,299

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

See Item 1, “Business – Unpaid Claims and Claim Adjustment Expenses” and Note 8 of Notes to Consolidated Financial Statements with respect to liabilities to policyholders in respect of insurance policies written by the Company.

In May 2005, the Company entered into an Office Lease (the “Lease”) with Crescent Real Estate Funding VIII, L.P., a Delaware limited partnership (“Crescent Funding”) in order to consolidate its operations and provide for growth following the Company’s recapitalization. The Lease (recorded in “Operating leases” in the table above) is for a term of ten years, and the Company has the option of terminating the Lease at the end of the fifth year of the term subject to payment of a penalty. Pursuant to the Lease, the Company is renting space in the office building located at 3333 Lee Parkway in Dallas, where the Company has moved its executive offices and relocated all of its operations previously located in Fort Worth, Texas and certain operations previously conducted in Miami, Florida.

The Lease has been amended to include additional office space to accommodate the Company’s growth and currently covers approximately 52,000 square feet (including additional space which the Company agreed to occupy pursuant to an amendment to the Lease executed in February 2007).

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

In December 2006, the Company entered into a Sponsorship Agreement with Stallings Capital Group Consultants, Ltd. dba Bob Stallings Racing (“Stallings Racing”), continuing the Company’s role as the primary sponsor of a Daytona Prototype Series racing team through December 31, 2007. The Sponsorship Agreement provides that, in consideration of the payment by the Company of a sponsorship fee of $1.5 million, the Company will receive various benefits customary for sponsors of Daytona Prototype Series racing teams, including rights relating to signage on team equipment and access for customers and agents to certain race facilities. The sponsorship fee of $1.5 million is paid and expensed in equal payments commencing January 1, 2007 and continuing until the final installment on December 1, 2007.

Stallings Racing is owned and controlled by Robert W. Stallings, the Executive Chairman of the Company. The Company’s Board of Directors authorized the agreement at a meeting in December, 2006. In authorizing the agreement, the Board of Directors considered Mr. Stallings’ role and concluded that, under the circumstances, the Sponsorship Agreement is fair to, and in the best interests of, the Company. The Sponsorship Agreement contains provisions protecting the Company’s interests, including a termination provision that permits the Company unilaterally to terminate the agreement at any time and thereby cease making installment payments of the sponsorship fee.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. The Company’s critical accounting policies are described below. For a detailed discussion on the application of these and other accounting policies. See Note 1 of Notes to Consolidated Financial Statements.

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

Goodwill

Goodwill represents the excess of purchase price over fair value of net assets acquired. The goodwill recorded is related to the 1998 acquisition of the Lalande Group. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized but rather is subject to an annual impairment test, or earlier if certain factors are present, based on its estimated fair value. Therefore, impairment losses could be recorded in future periods. These procedures require the GAN to calculate the fair value of goodwill, compare the results to its carrying value and record the amount of any shortfall as an impairment charge. GAN performed this test as of December 31, 2006, using a variety of methods, including estimates of future discounted cash flows and comparisons of the market value to its major competitors as well as the overall market. The test results indicated that there was no impairment loss at December 31, 2006.

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

The process of establishing claims reserves is imprecise and reflects significant judgmental factors. In many liability cases, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured claim and the settlement of the claim. The actual emergence of claims and claim adjustment expenses may vary, perhaps materially, from the Company’s estimates thereof, because (a) estimates of claims and claim adjustment expense liabilities are subject to large potential errors of estimation as the ultimate disposition of claims incurred prior to the financial statement date, whether reported or not, is subject to the outcome of events that have not yet occurred (e.g., jury decisions, court interpretations, legislative changes (even after coverage is written and reserves are initially set) that broaden liability and policy definitions and increase the severity of claims obligations, subsequent damage to property, changes in the medical condition of claimants, public attitudes and social/economic conditions such as inflation), (b) estimates of claims do not make provision for extraordinary future emergence of new classes of claims or types of claims not sufficiently represented in the Company’s historical data base or which are not yet quantifiable, and (c) estimates of future costs are subject to the inherent limitation on the ability to predict the aggregate course of future events.

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

Deferred tax assets are evaluated and a valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. The Company has recorded a substantial gross deferred tax asset related to the expected realization of net operating loss carryforwards for federal income tax purposes. Due to the uncertainty of utilization of the Company’s net operating losses and in consideration of other factors, management recorded a full valuation allowance on the gross deferred tax asset in 2001.

The Company considers available evidence, both objective and subjective, including historical levels of income, expectations and risks associated with estimates of future taxable income in assessing the need for the valuation allowance. As a result of available evidence, both objective and subjective, as of the end of the fourth quarter of 2005, it was considered more likely than not that a full valuation allowance for deferred tax assets was not required, resulting in the release of a portion of the valuation allowance previously recorded against deferred tax assets and generating a $3.6 million tax benefit in the fourth quarter of 2005. In the fourth quarter of 2006, management’s analysis of available evidence, both objective and subjective, concluded it was more likely than not that additional portions of this asset would be used in future periods so the valuation allowance was reduced by $5.5 million, producing a tax benefit of $5.5 million in the fourth quarter of 2006.

As of December 31, 2006, the Company believes it is more likely than not that the amount of the deferred tax asset recorded will ultimately be recovered. However, should circumstances cause this belief to change, the tax provision would increase in the period in which determination that recovery is not likely occurred. As of December 31, 2006, the net deferred tax asset before valuation allowance was $25,862,000 and the valuation allowance was $15,516,000.

Accounting Pronouncements

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of Statement No. 115”. Statement No. 159 permits a company to choose, at specified election dates, to measure at fair value certain eligible financial assets and liabilities that are not currently required to be measured at fair value. The specified election dates include, but are not limited to, the date when an entity first recognizes the item, when an entity enters into a firm commitment or when changes in the financial instrument causes it to no longer qualify for fair value accounting under a different accounting standard. An entity may elect the fair value option for eligible items that exist at the effective date. At that date, the difference between the carrying amounts and the fair values of eligible items for which the fair value option is elected should be recognized as a cumulative effect adjustment to the opening balance of retained earnings. The fair value option may be elected for each entire financial instrument, but need not be applied to all similar instruments. Once the fair value option has been elected, it is irrevocable. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. Statement No. 159 is effective as of the beginning of fiscal years that begin after November 15, 2007. Management is currently evaluating the impact, if any, the adoption Statement No. 159 will have on our consolidated results of operations.

In September 2006, the Securities Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effect of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The implementation of the guidance in the SAB did not have a significant effect on the Company’s consolidated financial position or results of operations.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” Statement No. 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value investments. Statement No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, Statement No. 157 does not require any new fair value measurements. Statement No. 157 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact, if any, the adoption of Statement No. 157 will have on our consolidated results of operations.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” FIN 48 prescribes a comprehensive financial statement model of how a company should recognize, measure, present, and disclose uncertain tax positions that the Company has taken or expects to take in its income tax returns. Guidance is also provided on derecognition, classification, interest and penalties, interim accounting, and disclosure. FIN 48 requires that only income tax benefits that meet the “more likely than not” recognition threshold be recognized or continue to be recognized on the effective date. Initial derecognition amounts would be reported as a cumulative effect of a change in accounting principle, as an adjustment to the opening balance of retained earnings for the 2007 fiscal year. FIN 48 applies to all tax positions and is effective for the Company beginning in fiscal year 2007. The Company does not expect the adoption of FIN 48 to have a material impact on its consolidated financial position or results of operations and financial condition.

In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of Statements No. 133 and 140”. Statement No. 155 (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (v) amends Statement No. 140 to eliminate the exemption from applying the requirements of Statement No. 133 on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. Statement No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006 (the fiscal year beginning January 1, 2007 for the Company). The Company is currently evaluating the impact, if any, that may result from the adoption of Statement No. 155.

In November 2005, the FASB issued FASB Staff Position (“FSP”) 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP provides additional guidance on when an investment in a debt or equity security should be considered impaired and when that impairment should be considered other-than-temporary and recognized as a loss in earnings. Specifically, the guidance clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The FSP also requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Refer to Note 1(c) for these disclosures. Management has applied the guidance in this FSP.

In May 2005, the FASB issued Statement No. 154 “Accounting Changes and Error Corrections,” which changes the requirements for the accounting and reporting of a change in accounting principle. Statement No. 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. Statement 154 requires that changes in accounting principle be retrospectively applied. Under retrospective application, the new accounting principle is applied as of the beginning of the first period presented as if that principle had always been used. The cumulative effect of the change is reflected in the carrying value of assets and liabilities as of the first period presented and the offsetting adjustments would be recorded to opening retained earnings. Statement No. 154 replaces APB Opinion No. 20 and Statement No. 3. Statement No. 154 is effective for the Company beginning in fiscal year 2006.

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

These forward-looking statements reflect our current views, but they are based on assumptions and are subject to risks, uncertainties, and other variables which you should consider in making an investment decision, including, in addition to the terms discussed under “PART I. ITEM 1A. Risk Factors” of this document, (a) operational risks and other challenges associated with rapid growth into new and unfamiliar markets and states, (b) adverse market conditions, including heightened competition, (c) factors considered by A.M. Best in the rating of our insurance subsidiaries, and the acceptability of our current rating, or a future rating, to agents and customers, (d) the Company’s ability to adjust and settle the remaining claims associated with its runoff business on terms consistent with its estimates and reserves, (e) the adoption or amendment of legislation, uncertainties in the outcome of litigation and adverse trends in litigation and regulation, (f) inherent uncertainty arising from the use of estimates and assumptions in decisions about pricing and reserves, (g) the effects on claims levels or business operations resulting from natural disasters and other adverse weather conditions, (h) the availability of reinsurance and the Company’s ability to collect reinsurance recoverables, (i) the availability and cost of capital, which may be required in order to implement the Company’s strategies, and (j) limitations on the Company’s ability to use net operating loss carryforwards.

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

Most of the Company’s investable assets are in the portfolios of the insurance company subsidiaries and come from premiums paid by policyholders. These funds are invested predominately in high quality fixed maturities with relatively short durations and short term investments. The fixed maturity portfolio had an average duration of 1.4 years at December 31, 2006. The fixed maturity portfolio is exposed to interest rate fluctuations; as interest rates rise, fair values decline and as interest rates fall, fair values rise. The changes in the fair value of the fixed maturity portfolio are presented as a component of shareholders’ equity in accumulated other comprehensive income, net of taxes.

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

The table below summarizes the Company’s interest rate risk and shows the effect of a hypothetical change in interest rates as of December 31, 2006. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios (dollars in thousands):

	Estimated Fair Value At December 31, 2006	Estimated Change in Interest Rates (BP= basis points)	Estimated Fair Value After Hypothetical Change in Interest Rates	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
U.S. Government, government agencies and certificates of deposit	$26,588	200 BP Decrease	$27,394.95
		100 BP Decrease	$26,991.48
		100 BP Increase	$26,185	(.48)
		200 BP Increase	$25,782	(.95)

Corporate bonds	$84,495	200 BP Decrease	$86,840	2.77
		100 BP Decrease	$85,668	1.38
		100 BP Increase	$83,322	(1.38)
		200 BP Increase	$82,150	(2.77)

Short-term Investments	$79,737	200 BP Decrease	$81,144	1.66
		100 BP Decrease	$80,440.83
		100 BP Increase	$79,034	(.83)
		200 BP Increase	$78,330	(1.66)

Total Investments	$190,820	200 BP Decrease	$195,378	5.38
		100 BP Decrease	$193,099	2.69
		100 BP Increase	$188,541	(2.69)
		200 BP Increase	$186,262	(5.38)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Consolidated Financial Statements are on pages 63 through 106:

The following Consolidated Financial Statements Schedules are on pages 107 through 117:

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be supplied by a Schedule 14A filing or an amendment to this Report, to be filed with the SEC no later than April 30, 2007.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 will be supplied by a Schedule 14A filing or an amendment to this Report, to be filed with the SEC no later than April 30, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be supplied by a Schedule 14A filing or an amendment to this Report, to be filed with the SEC no later than April 30, 2007.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be supplied by a Schedule 14A filing or an amendment to this Report, to be filed with the SEC no later than April 30, 2007.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 will be supplied by a Schedule 14A filing or an amendment to this Report, to be filed with the SEC no later than April 30, 2007.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of the report:

	1.	The following financial statements filed under Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Operations for the Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements, December 31, 2006, 2005 and 2004

	2.	The following Consolidated Financial Statement Schedules are filed under Part II, Item 8:

		Schedule	Description
		I	Summary of Investments
		II	Condensed Financial Information of the Registrant
		III	Supplementary Insurance Information
		IV	Reinsurance
		VI	Supplemental Information

	3.	See the Exhibit Index beginning on page 64.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAINSCO, INC.
(Registrant)

/s/ Glenn W. Anderson
By:	Glenn W. Anderson, President

Date:	April 2, 2007

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

Name	Title	Date

Robert W. Stallings	Chairman of the Board	April 2, 2007
Robert W. Stallings

Joel C. Puckett	Vice Chairman of the Board	April 2, 2007
Joel C. Puckett

/s/ Glenn W. Anderson	President, Chief Executive Officer and Director	April 2, 2007
Glenn W. Anderson

/s/ Daniel J. Coots	Senior Vice President,	April 2, 2007
Daniel J. Coots	Chief Financial Officer and Chief Accounting Officer

Robert J. Boulware	Director	April 2, 2007
Robert J. Boulware

John C. Goff	Director	April 2, 2007
John C. Goff

Sam Rosen	Director	April 2, 2007
Sam Rosen

Harden H. Wiedemann	Director	April 2, 2007
Harden H. Wiedemann

John H. Williams	Director	April 2, 2007
John H. Williams

REPORT OF MANAGEMENT

The accompanying consolidated financial statements were prepared by the Company, which is responsible for their integrity. The statements have been prepared in conformity with U.S. generally accepted accounting principles and include some amounts that are based upon the Company’s best estimates and judgment. Financial information presented elsewhere in this report is consistent with the accompanying consolidated financial statements.

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

The Audit Committee of the Board of Directors, comprised solely of directors from outside of the Company, meets regularly with management and the independent auditors to review the work and procedures of each. The auditors have free access to the Audit Committee, without management being present, to discuss the results of their work as well as the adequacy of the Company’s accounting controls and the quality of the Company’s financial reporting. The Audit Committee of the Board of Directors, appoints the independent auditors.

Date: April 2, 2007

/s/ Glenn W. Anderson
Glenn W. Anderson
President and Chief Executive Officer

/s/ Daniel J. Coots
Daniel J. Coots
Senior Vice President, Chief Financial Officer and Chief Accounting Officer

Exhibit Index

Exhibit No.
3.1	Restated Articles of Incorporation of Registrant as filed with the Secretary of State of Texas on July 24, 1986 [Exhibit 3.1, filed in Registration Statement No. 33-7846 on Form S-1, effective November 6, 1986].

3.2	Articles of Amendment to the Articles of Incorporation as filed with the Secretary of State of Texas on June 10, 1988 [Exhibit 3.2, filed in Registration Statement No. 33-25226 on Form S-1, effective November 14, 1988].

3.3	Articles of Amendment to Articles of Incorporation as filed with the Secretary of State of Texas on August 13, 1993 [Exhibit 3.6, Form 10-K dated March 25, 1994].

3.4	Articles of Amendment to Articles of Incorporation as filed with the Secretary of State of Texas on November 10, 2005 [Exhibit 3.8, Form 8-K filed November 16, 2005].

3.5	Statement of Resolution Establishing and Designating Series A Convertible Preferred Stock of Registrant as filed with the Secretary of State of the State of Texas on October 1, 1999 [Exhibit 99.18, Form 8-K filed October 7, 1999].

3.6	Articles of Amendment to the Statement of Resolution Establishing and Designating the Series A Convertible Preferred Stock of Registrant as filed with the Secretary of State of Texas on January 21, 2005 [Exhibit 4.1, Form 8-K filed January 24, 2005].

3.7	Bylaws of Registrant as amended [Exhibit 3.8, Form 8-K filed August 15, 2005].

4.1	Form of Common Stock Certificate [Exhibit 4.6, Form 10-K filed March 28, 1997].

4.2	Agreement dated August 26, 1994 appointing Continental Stock Transfer & Trust Company transfer agent and registrar [Exhibit 10.28, Form 10-K dated March 30, 1995].

4.3	Series B Common Stock Purchase Warrant dated as of October 4, 1999 between Registrant and Goff Moore Strategic Partners, L.P. (“GMSP”) [Exhibit 99.20, Form 8-K filed October 7, 1999].

4.4	First Amendment to Series B Common Stock Purchase Warrant dated as of March 23, 2001 between Registrant and GMSP [Exhibit 99.22, Form 8-K/A filed March 30, 2001].

4.5	Securities Exchange Agreement dated as of August 27, 2004 between Registrant and GMSP [Exhibit 10.1, Form 8-K filed August 30, 2004].

4.6	Stock Investment Agreement dated as of August 27, 2004 between Registrant and Robert W. Stallings [Exhibit 10.2, Form 8-K filed August 30, 2004].

4.7	Stock Investment Agreement dated as of August 27, 2004 between Registrant and First Western Capital, LLC [Exhibit 10.3, Form 8-K filed August 30, 2004].

4.8	Letter agreement dated as of August 27, 2004 between Registrant and James R. Reis [Exhibit 10.4, Form 8-K filed August 30, 2004].

4.9	Agreement dated as of October 4, 2004 among Registrant, GMSP, Robert W. Stallings, First Western Capital, LLC, James R. Reis and Glenn W. Anderson [Exhibit 10.9, Form 8-K filed October 4, 2004].

4.10	Second Amendment to Series B Common Stock Purchase Warrant dated as of January 21, 2005 between Registrant and GMSP [Exhibit 10.10, Form 8-K filed January 24, 2005].

4.11	Amended and Restated Trust Agreement among GAINSCO, INC. as Depositor, Wilmington Trust Company as Property Trustee, Wilmington Trust Company as Delaware Trustee, and Glenn W. Anderson, Daniel J. Coots and Richard M. Buxton as Administrators, dated as of January 13, 2006 [Exhibit 10.41, Form 8-K filed January 18, 2006].

4.12	Junior Subordinated Indenture between GAINSCO, INC. and Wilmington Trust Company, as Trustee, dated as of January 13, 2006 [Exhibit 10.42, Form 8-K filed January 18, 2006].

4.13	Guarantee Agreement between GAINSCO, INC. as Guarantor and Wilmington Trust Company as Guarantee Trustee, dated as of January 13, 2006 [Exhibit 10.43, Form 8-K filed January 18, 2006].

4.14	Amended and Restated Trust Agreement among GAINSCO, INC. as Depositor, U.S. Bank National Association as Property Trustee, and Glenn W. Anderson and Daniel J. Coots as Administrators, dated as of December 21, 2006.†

4.15	Junior Subordinated Indenture between GAINSCO, INC. and U.S. Bank National Association, as Trustee, dated as of December 21, 2006.†

4.16	Guarantee Agreement between GAINSCO, INC. as Guarantor and U.S. Bank National Association as Guarantee Trustee, dated as of December 21, 2006.†

10.1*	1995 Stock Option Plan of the Registrant [Exhibit 10.31, Form 10-K filed March 28, 1996].

10.2*	1998 Long Term Incentive Plan of the Registrant [Exhibit 99.8, Form 10-Q filed August 11, 1998].

10.3*	GAINSCO, INC. 401(k) Plan and related Adoption Agreement [Exhibit 10.14, Form 10-Q filed November 14, 2003].

10.4*	GAINSCO, INC. 2005 Long-Term Incentive Compensation Plan [Exhibit 4.1, registration statement on Form S-8 filed on November 14, 2005].

10.5*	Form of Restricted Stock Incentive Agreement (incorporated by reference to Exhibit 4.2 to the registration statement on Form S-8 filed on November 14, 2005).

10.6*	Form of Restricted Stock Unit Incentive Agreement [Exhibit 4.3, registration statement on Form S-8 filed on November 14, 2005].

10.7*	Employment Agreement dated April 25, 1998 between Glenn W. Anderson and the Registrant [Exhibit 99.5, Form 10-Q/A filed June 16, 1998].

10.8*	Change of Control Agreement for Glenn W. Anderson [Exhibit 99.7, Form 10-Q/A filed June 16, 1998].

10.9*	Replacement Non-Qualified Stock Option Agreement dated July 24, 1998 between Glenn W. Anderson and the Registrant [Exhibit 99.9, Form 10-Q filed August 11, 1998].

10.10*	Waiver and First Amendment to Employment Agreement dated as of August 27, 2004 between Registrant and Glenn W. Anderson [Exhibit 10.7, Form 8-K filed August 30, 2004].

10.11*	Change in Control Agreement dated as of August 27, 2004 between Registrant and Glenn W. Anderson [Exhibit 10.8, Form 8-K filed August 30, 2004].

10.12*	Restricted Stock Agreement dated as of January 21, 2005 between Registrant and Glenn W. Anderson [Exhibit 10.11, Form 8-K filed January 24, 2005]

10.13*	Employment Agreement dated as of August 27, 2004 between Registrant and Robert W. Stallings [Exhibit 10.5, Form 8-K filed August 30, 2004].

10.14*	Employment Agreement dated as of August 27, 2004 between Registrant and James R. Reis [Exhibit 10.6, Form 8-K filed August 30, 2004].

10.15	Forms of Change of Control Agreements [Exhibit 10.4, Form 10-K filed March 29, 2002].

10.16	Office Lease dated August 19, 2002 between Crescent Real Estate Funding X, L.P. and GAINSCO, INC. [Exhibit 10.31, Form 8-K filed November 14, 2002].

10.17	Office Lease dated May 3, 2005 by and between Crescent Real Estate Funding VIII, L.P. and GAINSCO, INC. [Exhibit 10.37, Form 8-K filed May 9, 2005]).

10.18	First Amendment to Office Lease dated July 13, 2005 by and between Crescent Real Estate Funding VIII, L.P. and GAINSCO, INC. [Exhibit 10.38, Form 8-K filed July 19, 2005].

10.19	Second Amendment to Office Lease dated September 23, 2005 by and between Crescent Real Estate Funding VIII, L.P. and GAINSCO, INC. [Exhibit 10.39, Form 8-K filed September 29, 2005].

10.20	Fifth Amendment to Office Lease dated February 7, 2007 by and between Crescent Real Estate Funding VIII, L.P. and GAINSCO, INC. [Exhibit 10.41, Form 8-K filed February 12, 2007].

10.21	Acquisition Agreement dated August 12, 2002 among GAINSCO, INC., GAINSCO Service Corp., GAINSCO County Mutual Insurance Company, Berkeley Management Corporation and Liberty Mutual Insurance Company [Exhibit 10.26, Form 10-Q filed August 14, 2002].

10.22	Acquisition Agreement dated August 12, 2002 among GAINSCO, INC., GAINSCO Service Corp., Berkeley Management Corporation, Liberty Mutual Insurance Company, and GAINSCO County Mutual Insurance Company and Amendment to Acquisition Agreement dated December 2, 2002 among GAINSCO, INC., GAINSCO Service Corp., Berkeley Management Corporation, Liberty Mutual Insurance Company, and GAINSCO County Mutual Insurance Company [Exhibit 10.26, Form 10-Q filed August 14, 2002 and Exhibit 10.32, Form 8-K filed December 5, 2002].

10.23*	Compensation of non-management directors beginning in 2005 was described in a Form 8-K filed on May 17, 2005, and such description is incorporated herein by reference.

10.24	Credit Agreement between GAINSCO, INC. and The Frost National Bank dated September 30, 2005 [Exhibit 10.40, Form 8-K filed October 6, 2005].

10.25	Sponsorship Agreement executed December 15, 2006, effective January 1, 2007, by and between Stallings Capital Group Consultants, Ltd. and GAINSCO, INC. [Exhibit 10.41, Form 8-K filed December 21, 2006].

10.26	Stipulation of Settlement dated as of October 31, 2006 by and among David Varney, as Lead Plaintiff, GAINSCO, INC., Glenn W. Anderson and Daniel J. Coots. †

11.1	Statement regarding Computation of Per Share Earnings (the required information is included in Note [1(m)] of Notes to Consolidated Financial Statements included in this Report and no separate statement is, or is required to be, filed as an exhibit).

14.1	Registrant’s Code of Ethics for Sarbanes-Oxley Section 406 Officers [Exhibit 14.1, Form 10-K filed March 30, 2004].

14.2	Registrant’s Code of Ethics for All Employees [Exhibit 14.2, Form 10-K filed March 30, 2004].

†21.1	Subsidiaries of Registrant.

†23.1	Consent of KPMG LLP

†31.1	Section 302 Certification of Chief Executive Officer (certification required pursuant to Rule 13a-14(a) and 15d-14(a)).

†31.2	Section 302 Certification of Chief Executive Officer (certification required pursuant to Rule 13a-14(a) and 15d-14(a)).

†32.1	Section 906 Certification of Chief Executive Officer (certification required pursuant to 18 U.S.C. 1350).

†32.2	Section 906 Certification of Chief Financial Officer (certification required pursuant to 18 U.S.C. 1350).

†	Filed herewith.

Exhibits which are not marked “†” in the foregoing table have been previously filed with the Commission as an exhibit to the filing shown following the description of the applicable exhibit.

*	Indicates a management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

GAINSCO, INC.:

We have audited the accompanying consolidated balance sheets of GAINSCO, INC. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GAINSCO, INC. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in notes 1(n) and 13 to the consolidated financial statements, effective October 1, 2005, GAINSCO, INC. and subsidiaries adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

We have also previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of GAINSCO, INC. and subsidiaries as of December 31, 2004, 2003, and 2002, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for the years ended December 31, 2003 and 2002, and we expressed unqualified opinions on those consolidated financial statements. Our opinion for the years ended December 31, 2003 and December 31, 2002 refer to a change in accounting, effective January 1, 2002, for the adoption of the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Our opinion for the year ended December 31, 2002 refers to a change in accounting for residual interests in securitizations in 2001 as a result of the adoption of Emerging Issues Task Force 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.

In our opinion, the information set forth in the selected financial data for each of the years in the five-year period ended December 31, 2006, appearing under Item 6 in the Company’s 2006 Form 10-K, is fairly presented, in all material respects, in relation to the consolidated financial statements from which it has been derived.

/s/ KPMG LLP
KPMG LLP

Dallas, Texas

April 2, 2007

GAINSCO, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2006 and 2005

(Amounts in thousands, except share data)

	2006	2005
Assets
Investments (notes 1 and 2):

Fixed maturities:

Bonds available for sale, at fair value (amortized cost: $109,307 – 2006, $56,660 – 2005)	$108,929	56,344

Certificates of deposit, at fair value (amortized cost: $2,157 – 2006, at cost which approximates fair value – 2005)	2,154	554
Short-term investments, at fair value (amortized cost: $79,769 – 2006, at cost which approximates fair value – 2005)	79,737	65,151

Total investments	190,820	122,049

Cash	3,571	8,283

Accrued investment income (note 1)	1,591	1,211

Premiums receivable (net of allowance for doubtful accounts: $880 – 2006 and $440 – 2005) (note 1)	48,232	36,108

Reinsurance balances receivable (net of allowance for doubtful accounts: $146 – 2006, $148 – 2005) (notes 1 and 6)	1,207	4,972

Ceded unpaid claims and claim adjustment expenses (notes 6 and 8)	14,361	22,672

Deferred policy acquisition costs (note 1)	9,631	7,318

Property and equipment (net of accumulated depreciation and amortization: $4,321 – 2006, $3,793 – 2005) (notes 1 and 7)	2,379	1,781

Deferred Federal income taxes (net of valuation allowance: $15,516 – 2006, $23,446 – 2005) (notes 1 and 10)	10,346	3,723

Other assets	6,585	3,660

Goodwill (note 1)	609	609

Total assets	$289,332	212,386

(continued)

GAINSCO, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2006 and 2005

(Amounts in thousands, except share data)

	2006	2005
Liabilities and Shareholders’ Equity
Liabilities:
Unpaid claims and claim adjustment expenses (notes 1 and 8)	$77,898	78,503
Unearned premiums (notes 1 and 6)	53,878	39,476
Premiums payable	6,928	5,134
Commissions payable	4,820	4,825
Accounts payable	4,858	4,630
Reinsurance balances payable (note 6)	3,692	1,491
Drafts payable	881	861
Note payable (notes 1 and 4)	2,000	500
Subordinated debentures (note 5)	43,000	—
Current Federal income taxes (note 1)	1	9
Other liabilities	880	901
Cash overdraft	5,760	2,776

Total liabilities	204,596	139,106

Redeemable convertible preferred stock – Series A ($1,000 stated value, 31,620 shares authorized, 18,120 shares issued at December 31, 2005, liquidation value of $18,120 at December 31, 2005 (note 11)	—	16,644

	—	16,644

Shareholders’ Equity (notes 11 and 13):
Common stock ($.10 par value, 62,500,000 shares authorized, 24,993,013 shares issued and 24,924,825 shares outstanding at December 31, 2006 and 20,225,574 shares issued and outstanding at December 31, 2005)	2,499	2,022
Additional paid-in capital	151,093	132,309
Retained deficit	(67,937)	(77,487)
Accumulated other comprehensive loss (notes 2 and 3)	(273)	(208)
Treasury stock, at cost (68,188 shares at December 31, 2006) (note 1)	(646)	—

Total shareholders’ equity	84,736	56,636

Commitments and contingencies (notes 4, 5, 6, 13, 15, 16 and 18)
Total liabilities and shareholders’ equity	$289,332	212,386

See accompanying notes to consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2006, 2005 and 2004

(Amounts in thousands, except per share data)

	2006	2005	2004
Revenues:
Net premiums earned (notes 1 and 6)	$186,759	89,273	40,976
Net investment income (note 2)	6,984	3,669	2,309
Net realized gains (note 2)	137	73	1,910
Agency revenues	12,363	5,958	2,362
Other income, net	234	614	1,320

Total revenues	206,477	99,587	48,877

Expenses:
Claims and claims adjustment expenses (notes 6 and 8)	132,947	57,748	27,008
Policy acquisition costs (note 1)	31,355	12,647	5,389
Underwriting and operating expenses	34,726	23,864	10,980
Interest expense, net (notes 4 and 5)	2,274	1	—

Total expenses	201,302	94,260	43,377

Income before Federal income taxes	5,175	5,327	5,500

Federal income taxes (note 10):
Current expense (benefit)	377	71	(9)
Deferred benefit	(6,590)	(3,616)	—

Total taxes	(6,213)	(3,545)	(9)

Net income	$11,388	8,872	5,509

Net income available to common shareholders	$9,550	6,040	928

Income per common share (notes 11 and 12):
Basic	$.43	.30	.14

Diluted	$.43	.30	.14

See accompanying notes to consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

Years ended December 31, 2006, 2005 and 2004

(Amounts in thousands, except per share data)

	2006	2005	2004
Common stock:
Balance at beginning of year	$2,022	2,201	2,201
Stock issued	477	5,965	—
Reverse stock split	—	(6,060)	—
Cancellation of treasury stock	—	(84)	—

Balance at end of year	$2,499	2,022	2,201

Common stock warrants:
Balance at beginning of year	$—	330	540
Series A warrants expired	—	—	(210)
Warrants exchanged	—	(180)	—
Series B warrants written down	—	(150)	—

Balance at end of year	$—	—	330

Additional paid-in capital:
Balance at beginning of year	$132,309	101,076	100,866
Warrants expired	—	—	210
Warrants exchanged	—	180	—
Warrants written down	—	150	—
Common stock issued	17,675	33,842	—
Common stock reverse split	—	6,060	—
Issuance of restricted common stock	(34)	(660)	—
Amortization of unearned compensation	132	125	—
Cancellation of treasury stock	—	(7,610)	—
Series A preferred stock discount	—	200	—
Restricted common stock units	1,210	1,369	100,866
Costs associated with common stock issuance	(199)	(2,423)	—

Balance at end of year	$151,093	132,309	101,076

(continued)

GAINSCO, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

Years ended December 31, 2006, 2005 and 2004

(Amounts in thousands, except per share data)

	2006		2005		2004
Retained deficit:
Balance at beginning of year	$(77,487)		(83,527)		(84,455)
Net income	11,388	11,388	8,872	8,872	5,509	5,509
Redemption of series A preferred stock	(1,440)
Redemption of series C preferred stock	—		(416)		—
Series B preferred stock exchange	—		(282)		—
Accrued dividends – redeemable preferred shares (note 11)	(362)		(1,093)		(1,139)
Accretion of discount on redeemable preferred shares	(36)		(1,041)		(3,442)

Balance at end of year	$(67,937)		(77,487)		(83,257)

Accumulated other comprehensive income:
Balance at beginning of year	$(208)		469		1,955
Unrealized losses on securities, net of reclassification adjustment, net of tax (note 3)	(65)	(65)	(677)	(677)	(1,486)	(1,486)

Comprehensive income		11,323		8,195		4,023

Balance at end of year	$(273)		(208)		469

Treasury stock:
Balance at beginning of year	$—		(7,695)		(7,695)
Purchase of treasury stock	(646)		—		—
Cancellation of treasury stock	—		7,695		—

Balance at end of year	$(646)		—		(7,695)

Total shareholders’ equity end of year	$84,736		56,636		12,854

See accompanying notes to consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2006, 2005 and 2004

(Amounts in thousands, except share data)

	2006	2005	2004
Cash flows from operating activities:
Net income	$11,388	8,872	5,509
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Depreciation and amortization	656	258	139
Impairment of investments	—	95	—
Non-cash compensation expense	1,105	1,989	—
Realized gains (excluding impairments)	(137)	(168)	(1,910)
Deferred Federal income tax benefit	(6,590)	(3,616)	—
Change in accrued investment income	(380)	(961)	373
Change in premiums receivable	(12,124)	(26,446)	(5,235)
Change in reinsurance balances receivable	3,765	3,466	7,622
Change in ceded unpaid claims and claim adjustment expenses	8,311	14,391	7,001
Change in deferred policy acquisition costs	(2,313)	(5,599)	(1,090)
Change in other assets	(1,072)	230	1,798
Change in unpaid claims and claim adjustment expenses	(605)	(17,042)	(25,088)
Change in unearned premiums	14,402	26,394	4,487
Change in premiums payable	1,794	4,441	—
Change in commissions payable	(5)	4,089	(2,005)
Change in accounts payable	228	597	1,990
Change in reinsurance balances payable	2,201	1,150	109
Change in drafts payable	20	193	(12)
Change in other liabilities	(21)	(306)	(896)
Excess tax benefits from share-based payment arrangements	(237)	—	—
Change in current Federal income taxes	229	18	(9)

Net cash provided by (used for) operating activities	$20,615	12,045	(7,217)

(continued)

GAINSCO, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2006, 2005 and 2004

(Amounts in thousands, except share data)

	2006	2005	2004
Cash flows from investing activities:
Bonds available for sale:
Sold	$10,387	6,731	14,291
Matured	6,300	9,260	9,133
Purchased	(69,015)	(54,074)	(2,400)
Certificates of deposit matured	555	648	600
Certificates of deposit purchased	(2,156)	(370)	(455)
Net change in short-term investments	(14,620)	13,072	(9,122)
Sale of other asset	—	—	107
Property and equipment purchased	(1,390)	(1,866)	(54)

Net cash (used for) provided by investing activities	(69,939)	(26,599)	12,100

Cash flows from financing activities:
Draw on note payable	1,500	500	—
Issuance of subordinated debentures, net	41,100	—	—
Costs associated with issuance of restricted common stock	(199)	—	—
Excess tax benefits from share-based payment arrangements	237	—	—
Purchase of treasury stock	(646)	—	—
Dividend payment on redeemable preferred stock	(362)	(1,093)	(3,011)
Redemption of preferred stock	(18,120)	(3,416)	—
Issuance of common stock	18,128	23,482	—
Costs associated with common stock issuance	(10)	(2,423)	—
Net change in cash overdraft	2,984	1,300	322

Net cash provided by (used for) financing activities	44,612	18,350	(2,689)

Net (decrease) increase in cash	(4,712)	3,796	2,194
Cash at beginning of year	8,283	4,487	2,293

Cash at end of year	$3,571	8,283	4,487

Supplemental disclosures of non-cash financing activities:

Additional common stock was issued upon the conversion of 13,500 shares of the Series A Preferred Stock (note 11) and 235,394 shares of common stock were issued during the second quarter of 2006 relating to the performance share agreement (note 13)

See accompanying notes to consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

(1)	Background and Summary of Accounting Policies

(a)	Basis of Consolidation

The accompanying consolidated financial statements include the accounts of GAINSCO, INC. (“GAN”) and its wholly-owned subsidiaries (collectively, the “Company”), General Agents Insurance Company of America, Inc. (“General Agents”), GAINSCO Service Corp. (“GSC”), Lalande Financial Group, Inc. (“Lalande”), National Specialty Lines, Inc. (“NSL”) and DLT Insurance Adjusters, Inc. (“DLT”) (Lalande, NSL and DLT collectively, the “Lalande Group”). General Agents has one wholly owned subsidiary, MGA Insurance Company, Inc. (“MGA”) which, in turn, owns 100% of MGA Agency, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The Company’s nonstandard personal auto products are primarily purchased by customers seeking basic coverage and limits of liability required by statutory requirements, or slightly higher. Our products include coverage for third party liability, for bodily injury and physical damage, as well as collision and comprehensive coverage for theft, physical damage and other perils for an insured’s vehicle. Within this context, we offer our product to a wide range of customers who present varying degrees of potential risk to the company, and we strive to price our product to reflect this range of risk accordingly, in order to earn an underwriting profit. We primarily write six-month policies in Florida, Texas, Arizona, Nevada, and New Mexico with one-year policies in California, and both six-month and one-year policies in South Carolina.

GAN needs cash during the next twelve months primarily for: (1) interest on the note payable and the subordinated debentures, (2) administrative expenses, and (3) investments. The primary sources of cash to meet these obligations are cash held by GAN and statutory permitted dividends from its insurance subsidiary, General Agents.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

(c)	Investments

Bonds available for sale, certificates of deposit and short-term investments are stated at fair value. Fair values of investments, disclosed in Note 2, are based on prices quoted in the most active market for each security. If quoted prices are not available, fair value is estimated based on the fair value of comparable securities, discounted cash flow models or similar methods. Premiums and discounts on mortgage-backed securities are amortized over a period based on estimated future principal payments, including prepayments. Prepayment assumptions are reviewed periodically and adjusted to reflect actual prepayments and changes in expectations. The most significant determinants of prepayments are the difference between interest rates on the underlying mortgages and the current mortgage loan rates and the structure of the security. Other factors affecting prepayments include the size, type and age of underlying mortgages, the geographic location of the mortgaged properties and the credit worthiness of the borrowers. Variations from anticipated prepayments will affect the life and yield of these securities.

Investment securities are exposed to a number of factors, including general economic and business environment, changes in the credit quality of the issuer of the fixed-income securities, changes in market conditions or disruptions in particular markets, changes in interest rates, or regulatory changes. Fair values of securities fluctuate based on the magnitude of changing market conditions. These securities are issued by both domestic and foreign entities and are backed either by collateral or the credit of the underlying issuer. Factors such as an economic downturn or political change in the country of the issuer, a regulatory change pertaining to the issuer’s industry, deterioration in the cash flows or the quality of assets of the issuer, or a change in the issuer’s marketplace may adversely affect our ability to collect principal and interest from the issuer. Both equity and fixed income securities have been affected over the past several years, and may be affected in the future, by significant external events. Credit rating downgrades, defaults, and impairments may result in write-downs in the value of the fixed income securities held by the Company. The Company continually monitors its portfolio for pricing changes, which might indicate potential impairments, and performs reviews of securities with unrealized losses. In such cases, changes in fair value are evaluated to determine the extent to which such changes are attributable to (i) fundamental factors specific to the issuer, such as financial conditions, business prospects or other factors, or (ii) market-related factors, such as interest rates. When a security in the Company’s investment portfolio has an unrealized loss in fair value that is deemed to be other than temporary, the Company reduces the book value of such security to its current fair value, recognizing the decline as a realized loss in the Consolidated Statement of Operations. Any future decreases not determined to be other than temporary, as well as increases in the fair value of securities previously written down, are reflected as changes in unrealized gains (losses), net of deferred income taxes, reported in accumulated other comprehensive loss – see Note 3.

Accrued investment income is the interest earned on securities which has been recognized in the results of operations, but the cash has not been received from the various security issuers. This accrual is based on the terms of each of the various securities and uses the ‘scientific method’ for amortizing the premium and accruing the discounts. Realized gains (losses) on securities are computed based upon the “specific identification” method on trade date and include write downs on securities considered to have other than temporary declines in fair value.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

(d)	Reinsurance Balances Receivable

Reinsurance balances receivable is primarily comprised of ceded unpaid claims and claim adjustment expenses (“C & CAE”) under the reserve reinsurance cover agreement for commercial lines and C & CAE paid by the Company and due from reinsurers under the Company’s various reinsurance agreements – see Note 6.

(e)	Deferred Policy Acquisition Costs and Policy Acquisition Costs

Deferred policy acquisition costs are principally costs that vary with and are directly related to the production of business such as commissions, premium taxes, marketing and underwriting expenses which are deferred. The policy acquisition costs statement of operations line item is comprised principally of commission and premium taxes and the change in deferred policy acquisition costs that are charged to operations over the period in which the related premiums are earned. The Company utilizes investment income when assessing recoverability of deferred policy acquisition costs. Recoverability is based upon assumptions as to claim ratios, investment income and maintenance expenses and would vary with changes in these estimates.

Information relating to these net deferred amounts, as of and for the years ended December 31, 2006, 2005 and 2004 is summarized as follows:

	2006	2005	2004
	(Amounts in thousands)
Asset balance, beginning of period	$7,318	1,719	1,291

Deferred commissions	26,861	17,155	6,633
Deferred premium taxes, marketing and underwriting expenses	13,303	8,101	664
Amortization	(37,851)	(19,657)	(6,869)

Net change	2,313	5,599	428

Asset balance, end of period	$9,631	7,318	1,719

(f)	Property and Equipment

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

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

(g)	Goodwill

Goodwill carried on GAN’s balance sheet represents the excess of purchase price over fair value of net assets acquired. The goodwill recorded is related to the 1998 acquisition of the Lalande Group. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized but rather is subject to an annual impairment test, or earlier if certain factors are present, based on its estimated fair value. Therefore, impairment losses could be recorded in future periods. These procedures require GAN to calculate the fair value of goodwill, compare the result to its carrying value and record the amount of any shortfall as an impairment charge. GAN performed this test as of December 31, 2006, using a variety of methods, including estimates of future discounted cash flows and comparisons of the market value to its major competitors as well as the overall market. The test results indicated that there was no impairment loss at December 31, 2006.

(h)	Claims and Claim Adjustment Expenses

Accidents generally result in insurance companies paying, under the insurance policies written by them, amounts to individuals or companies for the risks insured. Months and sometimes years may elapse between the occurrence of an accident, reporting of the accident to the insurer, and payment of the claim. Insurers record a liability for estimates of claims that will be paid for accidents reported to them, which are referred to as “case reserves”. In addition, since accidents are not always reported promptly upon the occurrence and because the assessment of existing known claims may change over time with the development of new facts, circumstances and conditions, insurers estimate liabilities for such items, which are referred to as “IBNR” reserves (Incurred But Not Reported).

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

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

The process of establishing claims reserves is imprecise and reflects significant judgmental factors. In many liability cases, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured claim and the settlement of the claim. The actual emergence of claims and claim adjustment expenses may vary, perhaps materially, from the Company’s estimates thereof, because (a) estimates of claims and claim adjustment expense liabilities are subject to large potential errors of estimation as the ultimate disposition of claims incurred prior to the financial statement date, whether reported or not, is subject to the outcome of events that have not yet occurred (e.g., jury decisions, court interpretations, legislative changes (even after coverage is written and reserves are initially set) that broaden liability and policy definitions and increase the severity of claims obligations, subsequent damage to property, changes in the medical condition of claimants, public attitudes and social/economic conditions such as inflation), (b) estimates of claims do not make provision for extraordinary future emergence of new classes of claims or types of claims not sufficiently represented in the Company’s historical data base or which are not yet quantifiable, and (c) estimates of future costs are subject to the inherent limitation on the ability to predict the aggregate course of future events.

During 2006, the Company began implementing improved claim practices in each of the major regions’ claims departments in order to ultimately decrease the average time from when a claim occurs to when it is settled. The Company believes that, over the long term, timeliness in the settlement of claims is likely to produce the most favorable claim results for the Company. However, when this practice is initially implemented, it can cause an increase in the C & CAE and introduce greater uncertainty into the process of setting reserves.

Ultimate liability may be greater or lower than current reserves. Reserves are monitored by the Company using new information on reported claims and a variety of statistical techniques. The Company does not discount to present value that portion of its claim reserves expected to be paid in future periods. The Company set reserves at a higher level than the selected reserve estimate as established by an independent actuarial firm to reflect additional potential claims identified after completion of the independent actuary’s analysis. As of December 31, 2006, the Company believes the recorded reserves to be the best estimate of reserves at this time.

(i)	Note Payable

In September 2005, the Company entered into a credit agreement with a commercial bank providing for term loans of up to $10 million in the aggregate – see Note 4.

(j)	Treasury Stock

The Company records treasury stock in accordance with the “cost method” described in Accounting Principles Board Opinion (“APB”) 6. The Company held 68,188 shares of Common Stock as treasury stock at December 31, 2006.

(k)	Revenue Recognition and Premiums Receivable

Premiums and policy fees are recognized as earned on a pro rata basis over the period the Company is at risk under the related policy. Agency revenues are primarily fees charged on insured balances. Unearned premiums represent the portion of premiums written and policy fees which are applicable to the unexpired terms of policies in force. Premiums receivable consist of balances owed for coverages written with the Company. The Company ages the premiums receivable balance to establish an allowance for doubtful accounts based on prior experience.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

(l)	Federal Income Taxes

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

The Company currently has a partial valuation allowance for its net operating loss carryforwards. Currently, on a subjective basis, the Company expects to continue to produce increasing levels of taxable operating income, which provides some positive evidence for potential realization of the deferred tax asset. Positive evidence, such as continued recording of taxable operating income and continued positive expectations for the future could ultimately result in management concluding that it is more likely than not that a portion or all of the deferred tax assets will be realized – see Note 10.

(m)	Earnings Per Share

Earnings per share (“EPS”) for the years ended December 31, 2006, 2005 and 2004 is based on a weighted average of the number of common shares outstanding during each year. Basic and diluted EPS is computed by dividing income available to common shareholders by the weighted average of number of common shares outstanding for the period. For the period ended December 31, 2006, the weighted average shares outstanding, which were utilized in the calculation of basic earnings per share, differ from the weighted average shares outstanding utilized in the calculation of diluted earnings per share due to the effect of dilutive restricted stock units under the Company’s Long-Term Incentive Compensation Plan – see Note 13. The effect of convertible preferred stock caused diluted earnings per share to be antidilutive for the 2006, 2005 and 2004 periods; therefore, diluted earnings per share is reported the same as basic earnings per share.

(n)	Stock-Based Compensation

In October 1995, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123, “Accounting for Stock-Based Compensation” (“Statement 123”). Statement 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument. Under Statement 123, prior to October 1, 2005, the Company elected to measure compensation costs using the intrinsic value based method of accounting prescribed by APB 25 “Accounting for Stock Issued to Employees.” The Company adopted Statement 123(R) in the fourth quarter of 2005 – see Note 13.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

Prior to October 1, 2005, the Company applied APB 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans prior to October 1, 2005. Had compensation cost been determined consistent with Statement 123(R) for the options granted prior to October 1, 2005, the Company’s net income and earnings per share would have been the pro forma amounts indicated below:

	Years ended December 31,
	2005	2004
	(Amounts in thousands)
Numerator:
Net income as reported	$8,872	5,509
Compensation cost	(98)	(141)

Pro forma net income	8,774	5,368
Effect of dilutive securities	(2,832)	(4,581)

Numerator for pro forma basic earnings per share – pro forma income available to common shareholders	5,942	787

Effect of dilutive securities	2,832	4,581

Numerator for pro forma dilutive earnings per share – pro forma income available to common shareholders after assumed conversions	$8,774	5,368

Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	19,823	6,688

Denominator for diluted earnings per share – adjusted weighted average shares outstanding & assumed conversions	20,711	7,576

Pro forma basic earnings per share	$.30	.12

Pro forma diluted earnings per share (1)	$.30	.12

(1)	The effect of convertible preferred stock caused pro forma diluted earnings per share to be antidilutive for all periods; therefore, pro forma diluted earnings per share is reported the same as pro forma basic earnings per share. Weighted average shares for all years presented have been adjusted for the rights offerings in November 2006 and August 2005, as well as the reverse stock split in November 2005.

There were no options granted during any of the periods presented.

(o)	Leases

In May 2005, the Company entered into an Office Lease (the “Lease”) with Crescent Real Estate Funding VIII, L.P., a Delaware limited partnership (“Crescent Funding”) in order to consolidate its operations and provide for growth following the Company’s recapitalization. The Lease is for a term of ten years, and the Company has the option of terminating the Lease at the end of the fifth year of the term subject to payment of a penalty. Pursuant to the Lease, the Company is renting space in the office building located at 3333 Lee Parkway in Dallas, where the Company moved its executive offices and relocated all of its operations previously located in Fort Worth, Texas and certain operations previously conducted in Miami, Florida.

The Lease provided for an “Additional Leasehold Improvements and Construction Allowance” not to exceed approximately $197,000, toward the cost of constructing the Landlord Work within the Premises. The Lease has been amended to include additional office space to accommodate the Company’s growth and currently covers approximately 52,500 square feet (which includes additional space which the Company agreed to occupy pursuant to an amendment to the Lease executed in February 2007).

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

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

(p)	Recently Issued Accounting Standards

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of Statement No. 115”. Statement No. 159 permits a company to choose, at specified election dates, to measure at fair value certain eligible financial assets and liabilities that are not currently required to be measured at fair value. The specified election dates include, but are not limited to, the date when an entity first recognizes the item, when an entity enters into a firm commitment or when changes in the financial instrument causes it to no longer qualify for fair value accounting under a different accounting standard. An entity may elect the fair value option for eligible items that exist at the effective date. At that date, the difference between the carrying amounts and the fair values of eligible items for which the fair value option is elected should be recognized as a cumulative effect adjustment to the opening balance of retained earnings. The fair value option may be elected for each entire financial instrument, but need not be applied to all similar instruments. Once the fair value option has been elected, it is irrevocable. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. Statement No. 159 is effective as of the beginning of fiscal years that begin after November 15, 2007. Management is currently evaluating the impact, if any, the adoption Statement No. 159 will have on our consolidated results of operations.

In September 2006, the Securities Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effect of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The implementation of the guidance in the SAB did not have a significant effect on the Company’s consolidated financial position or results of operations.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” Statement No. 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value investments. Statement No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, Statement No. 157 does not require any new fair value measurements. Statement No. 157 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact, if any, the adoption of Statement No. 157 will have on our consolidated results of operations.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” FIN 48 prescribes a comprehensive financial statement model of how a company should recognize, measure, present, and disclose uncertain tax positions that the Company has taken or expects to take in its income tax returns. Guidance is also provided on derecognition, classification, interest and penalties, interim accounting, and disclosure. FIN 48 requires that only income tax benefits that meet the “more likely than not” recognition threshold be recognized or continue to be recognized on the effective date. Initial derecognition amounts would be reported as a cumulative effect of a change in accounting principle, as an adjustment to the opening balance of retained earnings for the 2007 fiscal year. FIN 48 applies to all tax positions and is effective for the Company beginning in fiscal year 2007. The Company does not expect the adoption of FIN 48 to have a material impact on its consolidated financial position or results of operations and financial condition.

In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of Statements No. 133 and 140”. Statement No. 155 (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (v) amends Statement No. 140 to eliminate the exemption from applying the requirements of Statement No. 133 on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. Statement No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006 (the fiscal year beginning January 1, 2007 for the Company). The Company is currently evaluating the impact, if any, that may result from the adoption of Statement No. 155.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

In November 2005, the FASB issued FASB Staff Position (“FSP”) 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP provides additional guidance on when an investment in a debt or equity security should be considered impaired and when that impairment should be considered other-than-temporary and recognized as a loss in earnings. Specifically, the guidance clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The FSP also requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Refer to Note 1(c) for these disclosures. Management has applied the guidance in this FSP.

In May 2005, the FASB issued Statement No. 154 “Accounting Changes and Error Corrections,” which changes the requirements for the accounting and reporting of a change in accounting principle. Statement No. 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. Statement 154 requires that changes in accounting principle be retrospectively applied. Under retrospective application, the new accounting principle is applied as of the beginning of the first period presented as if that principle had always been used. The cumulative effect of the change is reflected in the carrying value of assets and liabilities as of the first period presented and the offsetting adjustments would be recorded to opening retained earnings. Statement No. 154 replaces APB Opinion No. 20 and Statement No. 3. Statement No. 154 is effective for the Company beginning in fiscal year 2006.

(q)	Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation – see Note 9.

(2)	Investments

The following schedule summarizes the components of net investment income:

	Years ended December 31,
	2006	2005	2004
	(Amounts in thousands)
Fixed maturities	$3,703	1,708	2,203
Short-term investments	3,493	2,158	774

	7,196	3,866	2,977
Investment expenses	(212)	(197)	(668)

Net investment income	$6,984	3,669	2,309

Investment expenses decreased in 2005 due to the termination of the investment management agreements with Goff Moore Strategic Partners, L.P. (“GMSP”), in connection with our recapitalization in January 2005. We currently manage our investment portfolio internally.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

The following schedule summarizes the amortized cost and estimated fair values of investments in debt securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Amounts in thousands)
Fixed maturities:
Bonds available for sale:
U.S. Treasury – 2006	$10,181	—	(90)	10,091
U.S. Treasury – 2005	$10,160	—	(83)	10,077
U.S. government agencies – 2006	14,406	9	(72)	14,343
U.S. government agencies – 2005	10,871	5	(57)	10,819
Corporate bonds – 2006	84,720	164	(389)	84,495
Corporate bonds – 2005	35,629	220	(401)	35,448
Certificates of deposit – 2006	2,157	—	(3)	2,154
Certificates of deposit – 2005	554	—	—	554
Short-term investments – 2006	79,769	7	(39)	79,737
Short-term investments – 2005	65,151	—	—	65,151
Total investments – 2006	$191,233	180	(593)	190,820

Total investments – 2005	$122,365	225	(541)	122,049

The following schedule summarizes the gross unrealized losses showing the length of time that investments have been continuously in an unrealized loss position as of December 31, 2006 and 2005:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts in thousands)
U.S. Treasury
2006	$899	1	9,192	89	10,091	90
2005	$8,799	61	1,278	22	10,077	83
U.S. government agencies
2006	6,992	6	5,353	66	12,345	72
2005	8,904	57	13	—	8,917	57
Corporate bonds
2006	31,181	102	23,015	287	54,196	389
2005	32,747	401	—	—	32,747	401
Certificates of deposit
2006	1,700	3	—	—	1,700	3
2005	—	—	—	—	—	—
Short-term investments
2006	18,615	39	—	—	18,615	39
2005	—	—	—	—	—	—
Total temporarily impaired securities
2006	$59,387	151	37,560	442	96,947	593

2005	$50,450	519	1,291	22	51,741	541

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

Fair value of investment securities changes is primarily the result of interest rate fluctuations and they comprise less than 1% of Total shareholders’ equity. The Company expects to receive all interest and principal payments on these investments according to their contractual terms. The unrealized losses shown in the table above are considered temporary. At this time, the Company has the ability and it is the Company’s intent is to fully recover the principal, which could require the Company to hold these securities until their maturity. At December 31, 2006, the Company’s fixed maturity portfolio had fifty-one (51) securities with gross unrealized losses totaling $442,000 that were in excess of 12 months. No single issuer had a gross unrealized loss position greater than $34,000 or 6.3% of its original cost. At December 31, 2005, the Company’s fixed maturity portfolio had sixty-five (65) securities with gross unrealized losses totaling $22,000 that were in excess of 12 months. No single issuer had a gross unrealized loss position greater than $68,000 or 6.7% of its original cost.

Realized gains and losses on investments for the years ended December 31, 2006, 2005 and 2004 are presented in the following table:

	Years ended December 31,
	2006	2005	2004
	(Amounts in thousands)
Realized gains:
Bonds	$141	204	1,967
Other	—	—	107

Total realized gains	141	204	2,074

Realized losses:
Bonds	4	36	164
Impairment of bonds	—	95	—

Total realized losses	4	131	164

Net realized gains	$137	73	1,910

During 2005, the Company reduced the carrying value of a corporate bond resulting in a realized loss of $95,000. This write down was offset by net realized gains of $204,000 recorded from the sale of various bond securities. In 2006, this security was sold for a gain of $141,000.

Proceeds from the sale of bond securities totaled $10,387,000, $6,731,000 and $14,291,000 in 2006, 2005 and 2004, respectively. There were no sales of other investments in any of the periods presented. Gross gains of $141,000 and $204,000 were realized on bond sales during 2006 and 2005, respectively. Gross losses of $2,000 and $131,000 were realized on bond sales during 2006 and 2005. Gross losses of $2,000 were realized on short-term bonds during 2006. There were no realized losses on short-term bonds in 2005.

As of December 31, 2006 the Standard and Poor’s ratings on the Company’s bonds available for sale were in the following categories: 50% AAA, 3% AA+, 6% AA, 9% AA-, 10% A+, 6% A, 8% A-, 5% BBB+, 1% BB+ and 2% B. We do not currently hold any securities for which a fair value cannot be obtained by reference to public markets.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

The amortized cost and estimated fair value of debt securities (including bonds available for sale and certificates of deposit) at December 31, 2006 and 2005, by maturity, are shown below.

	2006		2005
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Amounts in thousands)
Due in one year or less	$22,403	22,414	7,930	7,873
Due after one year but within five years	46,927	46,620	38,413	38,206
Asset-backed securities	12,410	12,342	5,566	5,536
Mortgage-backed securities	29,724	29,707	5,305	5,283

	$111,464	111,083	57,214	56,898

Estimated fair value of investments on deposit with various regulatory bodies, as required by law, were approximately $10,401,000 and $10,386,000, at December 31, 2006 and 2005, respectively.

(3)	Accumulated Other Comprehensive Loss

The following schedule presents the components of the change in accumulated other comprehensive loss:

	Years ended December 31,
	2006	2005	2004
	(Amounts in thousands)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) during period	$39	(953)	(342)
Less: Reclassification adjustment for amounts included in net income for net realized gains	137	73	1,910

Other comprehensive loss before Federal income taxes	(98)	(1,026)	(2,252)
Federal income tax benefit	(33)	(349)	(766)

Other comprehensive loss	$(65)	(677)	(1,486)

(4)	Note Payable

In September 2005, the Company entered into a credit agreement with a commercial bank providing for term loans of up to $10 million in the aggregate. Proceeds from the term loan advances may be used for working capital. The Company received advances of $500,000 in 2005 and $1,500,000 in 2006. The Company may request advances until September 30, 2007. Interest, payable monthly, will accrue on any outstanding principal balance at a floating rate equal to the 3-month London Interbank Offered Rate (“LIBOR”) plus a margin (currently 2.00%) to be determined by the consolidated net worth of the Company and earnings before interest, taxes, depreciation and amortization for the preceding four calendar quarters. The outstanding principal balance will be payable in equal quarterly installments commencing on October 1, 2007 based on a 60-month amortization schedule, with the balance of the loan payable in full on or before September 30, 2010. The obligations under the credit agreement are secured by security interests in all of the capital stock of General Agents and NSL. The outstanding balance at December 31, 2006 was $2,000,000 and $500,000 at December 31, 2005. Interest expense of $57,000 and $1,000 was recorded and interest payments of $42,000 and $1,000 were paid in 2006 and 2005, respectively.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

(5)	Subordinated Debentures

In January 2006, GAN issued $25,000,000 of 30-year subordinated debentures. They require quarterly interest payments at a floating interest rate equal to the 3-month LIBOR plus a margin of 3.85%. They will mature on March 31, 2036 and are redeemable at GAN’s option beginning after March 31, 2011, in whole or in part, at the liquidation amount of $1,000 per debenture. The net proceeds of the offering were used to redeem the outstanding Series A Preferred Stock, to provide $5,000,000 of capital to the insurance companies and the balance for general corporate purposes. At December 31, 2006, the Company recorded net interest expense of $2,167,000 and interest payments of $2,230,000 were paid.

In December 2006, GAN issued $18,000,000 of 30-year subordinated debentures. They require quarterly interest payments at a floating interest rate equal to the 3-month LIBOR plus a margin of 3.75%. They will mature on March 15, 2037 and are redeemable at GAN’s option beginning after March 15, 2012, in whole or in part, at the liquidation amount of $1,000 per debenture. The net proceeds of the offering are intended to be used for general corporate purposes. At December 31, 2006, the Company recorded net interest expense of $50,000.

(6)	Reinsurance

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

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

Effective December 31, 2000, the Company entered into a quota share reinsurance agreement whereby the Company ceded 100% of its commercial auto liability unearned premiums and 50% of all other commercial business unearned premiums at December 31, 2000 to a non-affiliated reinsurer. For policies with an effective date of January 1, 2001 through December 31, 2001, the Company entered into a quota share reinsurance agreement whereby the Company ceded 20% of its commercial business to a non-affiliated reinsurer. Also effective December 31, 2000, the Company entered into a reserve reinsurance cover agreement with a non-affiliated reinsurer. This agreement reinsures the Company’s ultimate net aggregate liability in excess of $32,500,000 up to an aggregate limit of $89,650,000 for net commercial auto liability losses and loss adjustment expense incurred but unpaid as of December 31, 2000. A deferred reinsurance gain of $144,000 and $462,000 has been recorded in Other liabilities for December 31, 2006 and 2005, respectively and $319,000 and $647,000 has been recorded in Other income for the years ended December 31, 2006 and 2005, respectively. The Deferred revenue will be recognized in income in future periods based upon the ratio of claims paid in the $57,150,000 layer to the total of the layer.

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

December 31, 2006, 2005 and 2004

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

For 2006, the Company maintained catastrophe reinsurance on its nonstandard personal auto physical damage business for property claims of $3,000,000 in excess of $500,000 for a single catastrophe, as well as aggregate catastrophe property reinsurance for $2,000,000 in excess of $750,000 in the aggregate. In 2007, the Company maintains such reinsurance in the amount of $4.0 million in excess of $1.0 million per loss occurrence and additionally, aggregate catastrophe property reinsurance of $3.0 million in excess of $1.0 million.

The amounts deducted in the consolidated statement of operations for reinsurance ceded as of and for the years ended December 31, 2006, 2005 and 2004 respectively, are set forth in the following table.

	2006	2005	2004
	(Amounts in thousands)
Premiums earned – nonstandard personal auto	$1,285	481	273
Premiums earned – runoff	$—	14	1

Claims and claim adjustment expenses – runoff	$(3,202)	(4,099)	4,323
Claims and claim adjustment expenses – nonstandard personal auto	$42	610	(5)

The Company remains directly liable to its policyholders for all policy obligations and the reinsuring companies are obligated to the Company to the extent of the reinsured portion of the risks.

Assumed

The Company has, in the past, utilized reinsurance arrangements with various non-affiliated admitted insurance companies, whereby the Company underwrote the coverage and assumed the policies 100% from the companies. These arrangements required that the Company maintain escrow accounts to assure payment of the unearned premiums and unpaid claims and claim adjustment expenses relating to risks insured through such arrangements and assumed by the Company. As of December 31, 2006, 2005, and 2004, the balance in such escrow accounts totaled $12,727,000, $7,868,000 and $7,324,000, respectively. For 2006, 2005 and 2004 the premiums earned by assumption were $48,183,000, $10,704,000 and $1,963,000, respectively. As of December 31, 2006, 2005 and 2004, the assumed unpaid claims and claim adjustment expenses were $11,182,000, $4,258,000 and $6,777,000, respectively.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

(7)	Property and Equipment

The following schedule summarizes the components of property and equipment:

	As of December 31,
	2006	2005
	(Amounts in thousands)
Land	$14	14
Leasehold improvements	468	348
Furniture	1,036	939
Equipment	1,801	1,490
Software	3,381	2,783
Accumulated depreciation and amortization	(4,321)	(3,793)

	$2,379	1,781

The increase in leasehold improvements, furniture and equipment is a result of the Company’s move to new office space in September 2005 – see Note 1(o).

(8)	Claims and Claim Adjustment Expenses

The following table sets forth the changes in unpaid claims and claim adjustment expenses, net of reinsurance cessions, as shown in the Company’s consolidated financial statements for the periods indicated:

	As of and for the years ended December 31,
	2006	2005	2004
	(Amounts in thousands)
Unpaid claims and claim adjustment expenses, beginning of period	$78,503	95,545	120,633
Less: Ceded unpaid claims and claim adjustment expenses, beginning of period	22,672	37,063	44,064

Net unpaid claims and claim adjustment expenses, beginning of period	55,831	58,482	76,569

Net claims and claim adjustment expense incurred related to:
Current period	134,975	63,634	28,908
Prior periods	(2,028)	(5,886)	(1,900)

Total net claim and claim adjustment expenses incurred	132,947	57,748	27,008

Net claims and claim adjustment expenses paid related to:
Current period	92,700	39,345	17,594
Prior periods	32,541	21,054	27,501

Total net claim and claim adjustment expenses paid	125,241	60,399	45,095

Net unpaid claims and claim adjustment expenses, end of period	63,537	55,831	58,482
Plus: Ceded unpaid claims and claim adjustment expenses, end of period	14,361	22,672	37,063

Unpaid claims and claim adjustment expenses, end of period	$77,898	78,503	95,545

The decrease in the unpaid claims and claim adjustment expenses during 2006 was primarily the result of $4.9 million favorable development in the runoff lines and the settlement of claims in the normal course, which was offset to some extent with unfavorable development recorded for the nonstandard personal automobile lines. The decrease in the unpaid claims and claim adjustment expenses during 2005 and 2004 is primarily attributable to $4.6 million and $0.4 million favorable development in the runoff lines, respectively, and the ongoing settlement of the remaining commercial lines claims.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

(9)	Reclassification of Financial Statements

For periods prior to December 31, 2006, certain cash overdrafts were netted with Cash and certain other cash overdrafts were classified as Drafts payable. During the third quarter of 2006, it was determined that all of these amounts should have been presented as cash overdraft (liability). Prior period amounts in the accompanying condensed consolidated financial statements have been adjusted to properly classify these items. The effect of this change on the Consolidated Balance Sheet as of December 31, 2005 was inconsequential, changing total assets and total liabilities by less than 0.5%. The nature of this adjustment resulted in related adjustments to certain cash flow items. Management believes that the changes in the Consolidated Statement of Cash Flows for the periods ended December 31, 2005 and 2004 are immaterial relative to the financial statements taken as a whole.

A comparison of amounts previously reported and currently reported in the Consolidated Balance Sheet as of December 31, 2005 as follows:

	As Previously Reported	Adjustment	As Revised
	(Amounts in thousands)
Cash	$8,111	172	8,283
Total assets	$212,214	172	212,386
Drafts payable	$3,465	(2,604)	861
Cash overdraft	$—	2,776	2,776
Total liabilities	$138,934	172	139,106

A comparison of amounts previously reported and currently reported in the Consolidated Statement of Cash Flows for the years ended December 31, 2005 and 2004 are as follows:

	As Previously Reported	Adjustment	As Revised
	(Amounts in thousands)
Net cash provided by (used for) operating activities
2005	$13,807	(1,762)	12,045
2004	$(7,149)	(68)	(7,217)
Net cash provided by (used for) financing activities
2005	$17,050	1,300	18,350
2004	$(3,011)	322	(2,689)
Net increase (decrease) in cash
2005	$4,258	(462)	3,796
2004	$1,940	254	2,194
Cash at beginning of year
2005	$3,853	634	4,487
2004	$1,913	380	2,293
Cash at end of year
2005	$8,111	172	8,283
2004	$3,853	634	4,487

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

(10)	Federal Income Taxes

In the accompanying consolidated statements of operations, the provisions for Federal income tax as a percent of related pretax income differ from the Federal statutory income tax rate. A reconciliation of income tax expense using the Federal statutory rates to actual income tax expense follows:

	2006	2005	2004
	(Amounts in thousands)
Income tax expense at 34%	$1,759	1,811	1,870
Tax-exempt interest income	—	—	—
Change in valuation allowance	(7,930)	(5,472)	(1,851)
Other, net	(42)	116	(28)

Income tax benefit	$(6,213)	(3,545)	(9)

Under FASB Statement No. 109, “Accounting for Income Taxes”, the primary objective is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. As a consequence, the portion of the tax expense, which is a result of the change in the deferred tax asset or liability, may not always be consistent with the income reported on the statement of operations.

The following table represents the tax effect of temporary differences giving rise to the net deferred tax asset established under Statement No. 109.

	As of December 31,
	2006	2005
	(Amounts in thousands)
Deferred tax assets:
Net operating loss carryforward	$20,985	23,375
Discount on unearned premium reserve	3,465	2,587
Discount on unpaid claims and claims adjustment expenses	1,911	2,270
Unearned fees	994	197
Realized capital losses - impairments	936	968
Allowance for doubtful accounts	697	497
Long term incentive shares	330	522
AMT recoverable	211	71
Net unrealized losses on investments	140	107
Deferred retroactive reinsurance gain	49	157
Other	—	8

Total deferred tax assets	$29,718	30,759

Deferred tax liabilities:
Deferred policy acquisition costs	$3,290	3,237
Accrual of discount on bonds	301	127
Basis in management contract	165	165
Depreciation and amortization	100	61

Total deferred tax liabilities	$3,856	3,590

Net deferred tax asset before valuation allowance	$25,862	27,169
Valuation allowance	(15,516)	(23,446)

Net deferred tax asset	$10,346	3,723

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

As a result of losses in prior years, as of December 31, 2006, the Company has net operating loss carryforwards for tax purposes aggregating $61,721,000. These net operating loss carryforwards of $13,451,000, $33,950,000, $13,687,000 and $633,000, if not utilized, will expire in 2020, 2021, 2022 and 2023, respectively. The tax benefit of the net operating loss carryforwards is $20,985,000, which is calculated by applying the Federal statutory income tax rate of 34% against the net operating loss carryforwards of $61,721,000. The Company currently has a partial valuation allowance for its net operating loss carryforwards of $15,516,000 based on management’s analysis of available evidence, both objective and subjective.

Deferred tax assets are evaluated and a valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. The Company has recorded a substantial gross deferred tax asset related to the expected realization of net operating loss carryforwards for federal income tax purposes. Due to the uncertainty of utilization of the Company’s net operating losses and in consideration of other factors, management recorded a full valuation allowance on the gross deferred tax asset in 2001.

The Company considers available evidence, both objective and subjective, including historical levels of income, expectations and risks associated with estimates of future taxable income in assessing the need for the valuation allowance. As a result of available evidence, both objective and subjective, as of the end of the fourth quarter of 2005, it was considered more likely than not that a full valuation allowance for deferred tax assets was not required, resulting in the release of a portion of the valuation allowance previously recorded against deferred tax assets and generating a $3.6 million tax benefit in the fourth quarter of 2005. In the fourth quarter of 2006, management’s analysis of available evidence, both objective and subjective, concluded it was more likely than not that additional portions of this asset would be used in future periods so the valuation allowance was reduced by $5.5 million, producing a tax benefit of $5.5 million in the fourth quarter of 2006.

As of December 31, 2006, the Company believes it is more likely than not that the amount of the deferred tax asset recorded will ultimately be recovered. However, should circumstances cause this belief to change, the tax provision would increase in the period in which determination that recovery is not likely occurred. As of December 31, 2006, the net deferred tax asset before valuation allowance was $25,862,000 and the valuation allowance was $15,516,000

The Company recognized a current tax expense of $143,000 during 2006 for alternative minimum tax, which can be recouped in future years. The related tax benefit on the compensation cost recorded pursuant to Statement No. 123(R) for 2006 was $237,000. The Company paid Federal income taxes of $149,000 and $63,000 for at December 31, 2006 and 2005, respectively.

(11)	Redeemable Preferred Stock and Shareholders’ Equity

The Company has authorized 62,500,000 shares of common stock, par value $.10 per share (the “Common Stock”) as of December 31, 2006 and 24,993,013 shares were issued and 24,924,825 shares were outstanding. The Company had authorized 62,500,000 shares of Common Stock as of December 31, 2005 and 20,225,574 shares were issued and outstanding. The Company held 68,188 shares as treasury stock at December 31, 2006 with a cost basis of $9.48 per share. Treasury stock was cancelled in December 2005, which resulted in decreases to Additional paid-in capital and Common Stock.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

The Preferred Stock is classified as temporary equity pursuant to SEC Accounting Series Release 268 and Emerging Issues Task Force Topic No. D-98. Rule 5-02.28 of SEC Regulation S-X requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (1) at a fixed or determinable price on a fixed or determinable date; (2) at the option of the holder; or (3) upon the occurrence of an event that is not solely within the control of the issuer.

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

The expiration date of GMSP’s Series B Warrant to purchase 387,500 shares (adjusted for the reverse stock split described below) of Common Stock for $8.30 per share (adjusted for the rights offering and reverse stock split described below) was extended to January 1, 2011.

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

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

In August 2005, GAINSCO, INC. (“the Company”) completed a rights offering which raised approximately $14.6 million in net proceeds and resulted in the issuance of 4,928,763 shares (adjusted for the reverse stock split described below) of common stock.

In November 2005, a one-for-four reverse split of the Company’s Common Stock was approved by shareholders and became effective. Each four shares of the Company’s outstanding Common Stock, par value $0.10 per share were converted into one share of Common Stock, par value $0.10 per share.

In November 2005, the Company granted restricted shares and restricted share units of Common Stock to certain directors and officers under the Company’s 2005 Long-Term Incentive Compensation Plan that was approved by shareholders in November 2005. The Company recorded a non-cash compensation expense increase and an increase to Additional paid-in capital of approximately $1.2 and $1.5 million at December 31, 2006 and 2005, respectively – see Note 13.

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

In November 2006, the Company completed a rights offering which raised approximately $17.9 million in net proceeds and resulted in the issuance of 4,532,045 shares of common stock bringing total outstanding common stock to 24,924,825 shares. At December 31, 2006 and 2005, GMSP owns approximately 33% of the outstanding Common Stock, Mr. Stallings owns approximately 22% and Mr. Reis and First Western collectively own approximately 11%.

The following table presents the statutory policyholders’ surplus and statutory net income (loss) as of and for the years ended December 31, 2006, 2005, and 2004:

	As of and for the years ended December 31,
	2006	2005	2004
	(Amounts in thousands)
Statutory policyholders’ surplus:
Consolidated General Agents and MGA	$95,591	59,470	41,485

Statutory net income (loss):
Consolidated General Agents and MGA	$9,261	(206)	3,545

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

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

(12)	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Years ended December 31,
	2006	2005	2004
	(Amounts in thousands)
Numerator:
Net income	$11,388	8,872	5,509
Preferred stock dividends	(362)	(1,093)	(1,139)
Accretion of discount on preferred stock	(1,476)	(1,739)	(3,442)

Numerator for basic earnings per share – income available to common shareholders	9,550	6,040	928

Effect of dilutive securities:
Preferred stock dividends	362	1,093	1,139
Accretion of discount on preferred stock	1,476	1,739	3,442

	1,838	2,832	4,581

Numerator for diluted earnings per share – income available to common shareholders after assumed conversions	$11,388	8,872	5,509

Denominator:
Denominator for basic earnings per share – weighted average shares	22,445	19,823	6,688

Effect of dilutive securities:
Restricted stock units	116	—	—
Convertible preferred stock	—	888	888

Dilutive potential common shares	116	888	888

Denominator for diluted earnings per share – adjusted weighted average shares & assumed conversions	22,561	20,711	7,576

Basic earnings per share	$0.43	0.30	0.14

Diluted earnings per share (1)	$0.43	0.30	0.14

(1)	The effect of convertible preferred stock caused diluted earnings per share to be antidilutive for 2006, 2005 and 2004 periods; therefore, diluted earnings per share is reported the same as basic earnings per share. Weighted average shares for all years presented have been adjusted for the rights offerings in November 2006 and August 2005, as well as the reverse stock split in November 2005. In 2005, Series A Preferred Stock was convertible into an aggregate of 888,000 shares of Common Stock. Options can be exercised to purchase an aggregate of 93,000 shares of Common Stock. Warrants can be exercised to purchase an aggregate of 388,000 shares of Common Stock. Options and warrants are convertible or exercisable at prices in excess of the price of the Common Stock on December 31, 2006.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

(13)	Benefit Plans

As previously mentioned, the Company early adopted SFAS No. 123R in the fourth quarter of 2005. In November 2005, the shareholders approved the 2005 Long-Term Incentive Compensation Plan (“2005 Plan”) which provides for a maximum of 2,020,000 shares of Common Stock to be available under the 2005 Plan. There are two types of awards, restricted stock units (“RSU”) and restricted stock. The RSU awards are intended for key employees of the Company and are based on the completion of the related service period and the attainment of specific performance criteria.

There were 1,211,000 RSU’s granted in 2005 by the Compensation Committee of the Board of Directors, with 20% vesting available in each year beginning with 2006 through 2010, assuming the completion of the related service period and achievement of specific applicable performance levels. Of these 1,211,000 RSU’s, there were 210,000 RSU’s awarded in 2005 for which $1,369,000 of compensation cost was recognized in 2005 based on the closing price ($6.52 per share) of our Common Stock on the date of grant. In September 2006, the Compensation Committee of the Board of Directors approved modifications to the methodology of calculating vesting of RSU’s. The modifications were a refinement, beginning in 2006, of the calculation of one of the performance criteria and a revision of the mechanism by which a grantee may earn shares in 2009 that would not have vested from previous plan years. The Company will recognize compensation expense for awards based on the probability that the related service period and performance level will be achieved depending on the relative satisfaction of the performance level based upon performance to date. As of December 31, 2006, $991,000, including $237,000 in excess tax benefits from share-based payment arrangements, was recognized as compensation expense. The related compensation cost for both the restricted stock and RSU’s is recorded in the Underwriting and operating expenses line item, consistent with other compensation to these individuals. Pursuant to the RSU’s awarded in 2005, 210,000 shares of common stock were issued to certain key employees in March 2006, at a fair value of $9.74 per share. As of December 31, 2006, unrecognized expense related to nonvested 2005 Plan awards granted in 2005 totaled $6,862,000 (885,000 RSU’s), which is expected to be recognized over a period of three years, assuming the completion of the related service period and achievement of specific applicable performances levels and in accordance with the provisions of SFAS No. 123R. As a result of the modification of vesting methodology approved in September 2006, the fair value that will be used for determining compensation cost for awards “not probable” (per SFAS No. 123R) of meeting the performance level criteria prior to date of modification will be $7.75 per share (the closing price of our Common Stock on the date of modification approval). The 2005 Plan will terminate on December 31, 2010, unless it is terminated earlier by the Board.

Under the 2005 Plan there were 25,000 RSU’s granted in November 2006 by the Compensation Committee, with 40% vesting available in 2008 and 30% vesting available in 2009 and in 2010, assuming the completion of the related service period and achievement of specific applicable performance levels. As of December 31, 2006, unrecognized expense related to nonvested 2005 Plan awards granted in 2006 totaled $167,000 (25,000 RSU’s), which is expected to be recognized over a period of three years, assuming the completion of the related service period and achievement of specific applicable performance levels and in accordance with the provisions of SFAS No. 123R. The closing price of our Common Stock on the date of this grant was $6.68 per share.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

In addition, 25,500 shares of restricted stock were granted by the Board of Directors to non-employee directors in 2005, which were expensed in 2005 for $166,000 based on the closing price ($6.52 per share) of our Common Stock on the date of grant. Restrictions for these shares lapsed on January 1, 2006. In May 2006, 25,500 shares of restricted stock were granted by the Board of Directors to the non-employee directors, at a fair value of $8.59 per share. These shares were to vest in January 2007, based upon continuous service as a director until January 1, 2007. As of December 31, 2006, $219,000 was recognized as compensation expense. There was no unrecognized compensation expense as of December 31, 2006. The related compensation cost for the restricted stock is recorded in the Underwriting and operating expenses line item, consistent with other compensation to these individuals.

At December 31, 2006, the Company had one plan under which options to purchase shares of GAN’s common stock could be granted: the 1998 Long-Term Incentive Plan (“98 Plan”). The 1995 Stock Option Plan was approved by the shareholders in May 1996 and terminated in May 2006, although outstanding options thereunder continue until their respective expiration dates. There were options to purchase 10,000 shares outstanding under this Plan at December 31, 2006. The 98 Plan was approved by the shareholders on July 17, 1998, and the aggregate number of shares of common stock that may be issued under the 98 Plan is limited to 250,000, and options to purchase 83,000 shares were outstanding under this Plan at December 31, 2006.

A summary of the status of the Company’s outstanding options as of December 31, 2006, 2005 and 2004, and changes during the years ended December 31, 2006, 2005 and 2004 is presented below:

	2006		2005		2004
	Underlying Shares	Weighted Average Exercise Price	Underlying Shares	Weighted Average Exercise Price	Underlying Shares	Weighted Average Exercise Price
Options outstanding, beginning of period:	180	$30.51	181	$30.48	182	$30.44
Options forfeited	(87)	$37.90	(1)	$22.00	(1)	$22.00

Options outstanding, end of period	93	$23.63	180	$30.51	181	$30.48

Options exercisable at end of period	93		180		135
Weighted average fair value of options granted during period	N/A		N/A		N/A

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

The following table summarizes information for the stock options and long-term incentive plan restricted stock and restricted stock units outstanding at December 31, 2006:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding those reflected in column (a))	(d) Weighted-average remaining contractual life of securities to be issued (from column (a))
Equity compensation plans approved by security holders	621,635	$11.47	1,853,432	3.07 yrs
Equity compensation plans not approved by security holders	—	$—	—

Total	621,635	$11.47	1,853,432	3.07 yrs

The Company has a 401(k) plan for the benefit of its eligible employees. The Company made contributions to the plan that totaled $286,000 $193,000 and $115,000 during 2006, 2005 and 2004, respectively.

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

As an integral part of the recapitalization consummated in January 2005, the Company entered into new employment agreements with Messrs. Stallings and Reis and an amended employment and related agreements with Mr. Anderson, which were approved by shareholders on January 18, 2005.

The terms of the employment agreements with Messrs. Stallings and Reis are each three years, and each term is automatically extended by an additional year on the same terms and conditions on each anniversary of the effective date (so that, as of each anniversary of the effective date, the term of the employment agreement remains three years), unless either party gives notice of an intention not to extend the term. As of December 31, 2006, the terms and conditions of the employment agreements have been extended.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

The term of Mr. Anderson’s employment is four years and is automatically extended by an additional year on the same terms and conditions on each anniversary of the effective date (so that, as of each anniversary of the effective date, the term of the employment agreement remains four years), unless either party gives notice of an intention not to extend the term. As of December 31, 2006, the terms and conditions of the employment agreement have been extended.

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

(14)	Segment Reporting

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

The following tables represent a summary of segment data as of and for the years ended December 31, 2006, 2005 and 2004.

	2006
	Nonstandard Personal Auto Lines	Runoff Lines	Other	Total
	(Dollar amounts in thousands)
Gross premiums written	$202,446	—	—	202,446

Net premiums earned	$186,759	—	—	186,759
Net investment income	2,319	1,056	3,609	6,984
Net realized gains	—	—	137	137
Agency revenues	12,363	—	—	12,363
Other income	(87)	320	1	234
Expenses, excluding interest expense	(195,146)	4,195	(8,077)	(199,028)
Interest expense	—	—	(2,274)	(2,274)

Income (loss) before Federal income taxes	$6,208	5,571	(6,604)	5,175

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

	2005
	Nonstandard Personal Auto Lines	Runoff Lines	Other	Total
	(Dollar amounts in thousands)
Gross premiums written	$116,164	—	—	116,164

Net premiums earned	$89,286	(13)	—	89,273
Net investment income	2,310	1,197	162	3,669
Net realized gains	—	—	73	73
Agency revenues	5,958	—	—	5,958
Other income	(37)	649	2	614
Expenses, excluding interest expense	(91,763)	2,266	(4,762)	(94,259)
Interest expense	—	—	(1)	(1)

Income (loss) before Federal income taxes	$5,754	4,099	(4,526)	5,327

	2004
	Nonstandard Personal Auto Lines	Runoff Lines	Other	Total
	(Dollar amounts in thousands)
Gross premiums written	$45,724	12	—	45,736

Net premiums earned	$40,958	18	—	40,976
Net investment income	1,291	994	24	2,309
Net realized gains	—	—	1,910	1,910
Agency revenues	2,362	—	—	2,362
Other income	7	1,312	1	1,320
Expenses	(38,486)	(1,898)	(2,993)	(43,377)

Income (loss) before Federal income taxes	$6,132	426	(1,058)	5,500

(15)	Commitments and Contingencies

Securities Litigation

As previously reported, the Company and two of its executive officers were named as defendants in a proceeding in the United States District Court for the Northern District of Texas, Fort Worth Division, styled, “Earl Culp, on behalf of himself, and all others similarly situated, Plaintiff, v. GAINSCO, INC., Glenn W. Anderson, and Daniel J. Coots, Defendants,” Civil Action No. 4:04-CV-723-Y. In the proceeding, the plaintiffs alleged violations of the Federal securities laws in connection with the Company’s acquisition, operation and divestiture of its former Tri-State, Ltd. subsidiary.

On February 13, 2007, the Court approved a Final Judgment whereby the case was fully resolved through a settlement. Earlier, on October 31, 2006, the Company and the plaintiffs had entered into a Stipulation of Settlement (the “Stipulation”), which was filed with the Court on the same date. Pursuant to the Stipulation, the plaintiff class members were certified for settlement purposes only and provided notice of the Stipulation and other related information.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

The Company and the other defendants entered into the Stipulation to resolve the matter and have denied expressly and continue to deny all charges of wrongdoing or liability against them in the lawsuit. There has been no adverse determination by the Court against the Company or any of the other defendants in the lawsuit.

Pursuant to the Stipulation, a settlement fund of $4.0 million plus accrued interest was to pay costs associated with the settlement. The costs of funding the settlement were paid by the Company’s insurance carrier. The Company did not incur any material expenses related to the settlement.

Insurance Class Action Litigation

In the third quarter 2006, the Company and two subsidiaries were served with process in a purported class action styled Ruth R. Arbelo, Individually, and on behalf of all others similarly situated, v. GAINSCO, Inc., National Specialty Lines, Inc. and MGA Insurance Company, Inc., Case No. 2:06-cv-263-FtM-29DNF, filed in United States District Court of the Middle District of Florida, Ft. Meyers Division. The Compliant, as most recently amended on December 6, 2006, alleges that the defendants violated certain provisions of Florida insurance laws with respect to the manner in which finance charges are imposed on Florida residents in connection with installment payments of insurance premiums. The Compliant seeks damages in an unspecified amount in excess of $5 million and other relief.

While such litigation is inherently unpredictable, the Company believes that the Complaint is without merit and intends to defend the case vigorously.

Other Legal Proceedings

In the normal course of its operations, the Company is named as defendant in various legal actions seeking monetary damages, including cases involving allegations that the Company wrongfully denied claims and is liable for damages, in some cases seeking amounts significantly in excess of our policy limits. In the opinion of the Company’s management, based on the information currently available, the ultimate liability, if any, resulting from the disposition of these claims will not have a material adverse effect on the Company’s consolidated financial position or results of operations. However, in view of the uncertainties inherent in such litigation, it is possible that the ultimate cost to the Company might exceed the reserves we have established by amounts that could have a material adverse effect on the Company’s future results of operations, financial condition and cash flows in a particular reporting period.

Off-balance-sheet-risk

The Company does not have any financial instruments where there is off-balance-sheet-risk of accounting loss due to credit or market risk. There is credit risk in the premiums receivable and reinsurance balances receivable of the Company. At December 31, 2006 and 2005, the Company did not have any claims receivables that were material with regard to shareholders’ equity.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

(16)	Leases

The Company has entered into a ten-year lease agreement for the home office. Under the terms of this lease, the Company has the option of terminating the lease agreement at the end of the fifth year of the term subject to payment of a penalty. The following table summarizes the Company’s lease obligations as of December 31, 2006.

	Payments due by period
	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
	Amounts in thousands
Total operating leases	$12,419	2,119	3,819	2,702	3,779

Rental expense is recognized over the term of the lease on a straight line basis. Rental expense for the Company was $1,120,000, $963,000 and $775,000 for the years ended 2006, 2005 and 2004, respectively.

(17)	Quarterly Financial Data (Unaudited)

The following table contains selected unaudited consolidated financial data for each quarter (in thousands, except per share data):

	2006 Quarter				2005 Quarter
	Fourth	Third	Second	First	Fourth	Third	Second	First
Gross premiums written	$44,634	55,738	46,873	55,201	36,456	30,848	25,076	23,784
Total revenues	$56,401	55,000	52,026	43,050	32,729	27,179	22,165	17,514
Total expenses	$56,196	52,695	49,925	42,486	30,848	25,737	21,305	16,370
Net income (a)	$5,134	2,842	2,682	730	5,453	1,415	860	1,144
Income per common share:
Basic	$.21	.13	.12	(0.05)	.23	.04	.02	(0.01)
Diluted	$.21	.13	.12	(0.05)	.23	.04	.02	(0.01)
Common share prices (b)
High	$8.08	8.49	9.75	9.85	7.65	8.40	6.88	6.84
Low	$6.45	6.83	7.58	7.40	5.91	5.80	5.48	5.60

(a)	Includes the reduction in the valuation allowance reserve of approximately $5.5 million in the fourth quarter of 2006 and $3.6 million in the fourth quarter of 2005 as discussed in Note 10.
(b)	As reported by the American Stock Exchange and the OTC Bulletin Board (adjusted for the reverse stock split and rights offerings).

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

(18)	Related Party

In December 2006, the Company entered into a Sponsorship Agreement with Stallings Capital Group Consultants, Ltd. dba Bob Stallings Racing (“Stallings Racing”), continuing the Company’s role as the primary sponsor of a Daytona Prototype Series racing team through December 31, 2007. The Sponsorship Agreement provides that, in consideration of the payment by the Company of a sponsorship fee of $1.5 million, the Company will receive various benefits customary for sponsors of Daytona Prototype Series racing teams, including rights relating to signage on team equipment and access for customers and agents to certain race facilities. The sponsorship fee of $1.5 million is paid and expensed in equal payments commencing January 1, 2007 and continuing until the final installment on December 1, 2007.

In February 2006, the Company entered into a Sponsorship Agreement with Stallings Capital Group Consultants, Ltd. dba Blackhawk Motorsports (now known as Stallings Racing), continuing the Company’s role as the primary sponsor of a Daytona Prototype Series racing team through December 31, 2006. The Sponsorship Agreement provides that, in consideration of the payment by the Company of a sponsorship fee of $1 million, the Company will receive various benefits customary for sponsors of Daytona Prototype Series racing teams, including rights relating to signage on team equipment and access for customers and agents to certain race facilities. The sponsorship fee of $1 million was paid and expensed in equal payments commencing March 1, 2006 and continuing until the final installment on December 1, 2006.

Stallings Racing is owned and controlled by Robert W. Stallings, the Executive Chairman of the Company. The Company’s Board of Directors authorized the agreement at a meeting in December 2006. In authorizing the agreement, the Board of Directors considered Mr. Stallings’ role and concluded that, under the circumstances, the Sponsorship Agreement is fair to, and in the best interests of, the Company. The Sponsorship Agreement contains provisions protecting the Company’s interests, including a termination provision that permits the Company to unilaterally terminate the agreement at any time and thereby cease making installment payments of the sponsorship fee.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

SUPPLEMENTARY INFORMATION

The Board of Directors and Shareholders

GAINSCO, INC.:

Under date of April 2, 2007, we reported on the consolidated balance sheets of GAINSCO, INC. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006, as contained in the annual report on Form 10-K for the year 2006. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the Index at Item 8. These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in notes 1(n) and 13 to the consolidated financial statements, effective October 1, 2005, GAINSCO, INC. and subsidiaries adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

/s/ KPMG LLP
KPMG LLP

Dallas, Texas

April 2, 2007

Schedule I

GAINSCO, INC. AND SUBSIDIARIES

Summary of Investments - Other

Than Investments in Related Parties

(Amounts in thousands)

	As of December 31,
	2006		2005
	(Amounts in thousands)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Type of investment
Fixed Maturities:
Bonds available for sale:
U.S. Treasury	$10,181	10,091	10,160	10,077
U.S. government agencies	14,406	14,343	10,871	10,819
Corporate bonds	84,720	84,495	35,629	35,448
Certificates of deposit	2,157	2,154	554	554

	111,464	111,083	57,214	56,898
Short-term investments	79,769	79,737	65,151	65,151

Total investments	$191,233	190,820	122,365	122,049

See accompanying report of independent registered public accounting firm on supplementary information.

Schedule II

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

GAINSCO, INC.

(PARENT COMPANY)

Balance Sheets

December 31, 2006 and 2005

	2006	2005
	(Amounts in thousands)
Assets
Investments in subsidiaries	$108,596	70,597
Short term investments	17,086	1,678
Cash	44	81
Receivables from subsidiaries	155	45
Deferred Federal income taxes (net of valuation allowance $3,743 in 2006 and $4,802 in 2005)	1,082	612
Other assets	2,257	204
Goodwill	609	609

Total assets	$129,829	73,826

Liabilities, Redeemable Preferred Stock and Shareholders’ Equity
Liabilities:
Accounts payable	$—	1
Payable to subsidiaries	42	—
Note payable	2,000	500
Subordinated debentures	43,000	—
Current Federal income taxes	1	9
Other liabilities	50	36

Total liabilities	45,093	546

Redeemable convertible preferred stock – Series A ($1,000 stated value, 31,620 shares authorized, 18,120 shares issued at December 31, 2005), liquidation value of $18,120 at December 31, 2005	—	16,644

	—	16,644

Shareholders’ equity:
Common stock ($.10 par value, 62,500,000 shares authorized, 24,993,013 shares issued and 24,924,825 shares outstanding at December 31, 2006 and 20,225,574 shares issued and outstanding at December 31, 2005)	2,499	2,022
Additional paid-in capital	151,093	132,309
Retained deficit	(67,937)	(77,487)
Accumulated other comprehensive loss	(273)	(208)
Treasury stock, at cost (68,188 shares at December 31, 2006)	(646)	—

Total shareholders’ equity	84,736	56,636

Total liabilities and shareholders’ equity	$129,829	73,826

See accompanying notes to condensed financial statements.

See accompanying report of independent registered public accounting firm on supplementary information.

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of GAINSCO, INC. and subsidiaries in this Annual Report.

Schedule II

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

GAINSCO, INC.

(PARENT COMPANY)

Statements of Operations

Years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(Amounts in thousands)
Revenues:
Dividend income	$4,950	—	4,922
Investment income	247	163	24
Other income	1	—	—

Total revenues	5,198	163	4,946

Expenses:
Operating expense	3,369	3,387	1,290
Interest expense, net	2,274	1	—

Total expenses	5,643	3,388	1,290

Operating (loss) income before Federal income taxes	(445)	(3,225)	3,656
Federal income taxes:
Current expense (benefit)	200	26	(8)
Deferred benefit	(469)	(612)	—

	(269)	(586)	(8)

(Loss) income before equity in undistributed income of subsidiaries	(176)	(2,639)	3,665
Equity in undistributed income of subsidiaries	11,564	11,511	1,844

Net income	$11,388	8,872	5,509

Net income available to common shareholders	$9,550	6,040	928

Earnings per common share:
Basic	$.43	.30	.14

Diluted	$.43	.30	.14

See accompanying notes to condensed financial statements.

See accompanying report of independent registered public accounting firm on supplementary information.

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of GAINSCO, INC. and subsidiaries in this Annual Report.

Schedule II

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

GAINSCO, INC.

(PARENT COMPANY)

Statements of Shareholders’ Equity and Comprehensive Income

Years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Common stock:
Balance at beginning of year	$2,022	2,201	2,201
Stock issued	477	5,965	—
Reverse stock split	—	(6,060)	—
Cancellation of treasury stock	—	(84)	—

Balance at end of year	$2,499	2,022	2,201

Common stock warrants:
Balance at beginning of year	$—	330	540
Series A warrants expired	—	—	(210)
Warrants exchanged	—	(180)	—
Series B warrants written down	—	(150)	—

Balance at end of year	$—	—	330

Additional paid-in capital:
Balance at beginning of year	$132,309	101,076	100,866
Warrants expired	—	—	210
Warrants exchanged	—	180	—
Warrants written down	—	150	—
Common stock issued	17,675	33,842	—
Common stock reverse split	—	6,060	—
Issuance of restricted common stock	(34)	(660)	—
Amortization of unearned compensation	132	125	—
Cancellation of treasury stock	—	(7,610)	—
Series A preferred stock discount	—	200	—
Restricted common stock units	1,210	1,369	—
Costs associated with common stock issuance	(199)	(2,423)	—

Balance at end of year	$151,093	132,309	101,076

(continued)

Schedule II

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

GAINSCO, INC.

(PARENT COMPANY)

Statements of Shareholders’ Equity and Comprehensive Income

Years ended December 31, 2006, 2005 and 2004

	2006		2005		2004
Retained (deficit) earnings:
Balance at beginning of year	$(77,487)		(83,527)		(84,455)
Net income	11,388	11,388	8,872	8,872	5,509	5,509
Redemption of series A preferred stock	(1,440)
Redemption of series C preferred stock	—		(416)		—
Series B preferred stock exchange	—		(282)		—
Accrued dividends – redeemable preferred stock	(362)		(1,093)		(1,139)
Accretion of discount on redeemable preferred shares	(36)		(1,041)		(3,442)

Balance at end of year	$(67,937)		(77,487)		(83,527)

Accumulated other comprehensive income:
Balance at beginning of year	$(208)		469		1,955
Unrealized losses on securities, net of reclassification adjustment, net of tax	(65)	(65)	(677)	(677)	(1,486)	(1,486)

Comprehensive income		11,323		8,195		4,023

Balance at end of year	$(273)		(208)		469

Treasury stock:
Balance at beginning of year	$—		(7,695)		(7,695)
Purchase of treasury stock	(646)		—		—
Cancellation of treasury stock	—		7,695		—

Balance at end of year	$(646)		—		(7,695)

Total shareholders’ equity end of year	$84,736		56,636		12,854

See accompanying notes to condensed financial statements.

See accompanying report of independent registered public accounting firm on supplementary information.

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of GAINSCO, INC. and subsidiaries in this Annual Report.

Schedule II

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

GAINSCO, INC.

(PARENT COMPANY)

Statements of Cash Flows

Years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$11,388	8,872	5,509
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Non-cash compensation expense	1,105	1,989	—
Deferred Federal income tax benefit	(470)	(612)	—
Change in net receivables from/payables to subsidiaries	(68)	71	(137)
Change in other assets	(153)	1,851	(1,885)
Change in other liabilities	14	36	—
Change in accounts payable	(1)	(399)	400
Equity in income of subsidiaries	(11,564)	(11,511)	(1,844)
Excess tax benefits from share-based payment arrangements	(237)	—	—
Change in current Federal income taxes	229	17	(8)

Net cash provided by operating activities	243	314	2,034

Cash flows from investing activities:
Change in short term investments	(15,408)	(836)	901
Capital contributions to subsidiaries (Note 2)	(26,500)	(16,450)	—

Net cash (used for) provided by investing activities	(41,908)	(17,286)	901

Cash flows from financing activities:
Draw on note payable	1,500	500	—
Issuance of subordinated debentures, net	41,100	—	—
Costs associated with issuance of restricted common stock	(199)	—	—
Excess tax benefits from share-based payment arrangements	237	—	—
Purchase of treasury stock	(646)	—	—
Dividend payment on redeemable preferred stock	(362)	(1,093)	(3,011)
Redemption of preferred stock	(18,120)	(3,416)	—
Issuance of common stock	18,128	23,482	—
Costs associated with common stock issuance	(10)	(2,423)	—

Net cash provided by (used for) financing	41,628	17,050	(3,011)

Net (decrease) increase in cash	(37)	78	(76)
Cash at beginning of year	81	3	79

Cash at end of year	$44	81	3

See accompanying notes to condensed financial statements.

See accompanying report of independent registered public accounting firm on supplementary information.

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of GAINSCO, INC. and subsidiaries in this Annual Report.

Schedule II

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

GAINSCO, INC.

(PARENT COMPANY)

Notes to Condensed Financial Statements

December 31, 2006, 2005 and 2004

(1)	General

The accompanying condensed financial statements should be read in conjunction with the notes to the consolidated financial statements for the years ended December 31, 2006, 2005 and 2004 included elsewhere in this Annual Report.

(2)	Related Parties

During 2006 and 2005, the Company contributed $26,500,000 and $16,000,000, respectively, in cash to the capital of General Agents in order to increase their underwriting capacity. The remaining amount of capital contributions to subsidiaries in 2005 was primarily related to the liquidation of inactive non-insurance subsidiaries.

The following table presents the components of the net receivable from and payable to subsidiaries at December 31, 2006 and 2005:

	2006	2005
	(Amounts in thousands)
Name of subsidiary
General Agents Insurance Company of America, Inc.	$82	23
National Specialty Lines, Inc.	40	15
MGA Insurance Company, Inc.	33	7
GAINSCO Service Corp	(42)	—

Net receivable from subsidiaries	$113	45

See accompanying report of independent registered public accounting firm on supplementary information.

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of GAINSCO, INC. and subsidiaries in this Annual Report.

Schedule III

GAINSCO, INC. AND SUBSIDIARIES

Supplementary Insurance Information

Years ended December, 2006, 2005 and 2004

(Amounts in thousands)

Segment	Deferred policy acquisition costs (1)	Reserves for claims and claim expenses	Unearned premiums	Drafts payable	Net premiums earned	Net Investment Income	Claim and claim expenses	Amortization of deferred policy acquisition costs (2)	Other operating costs and expenses (3)	Net premiums written
Year ended December 31, 2006:
Nonstandard personal auto	$9,631	47,672	53,878	54	186,759	2,319	137,884	37,851	19,425	201,161
Runoff lines	—	30,226	—	828	—	1,056	(4,937)	—	746	—
Other	—	—	—	—	—	3,609	—	—	10,333	—

Total	$9,631	77,898	53,878	882	186,759	6,984	132,947	37,851	30,504	201,161

Year ended December 31, 2005:
Nonstandard personal auto	$7,318	27,346	39,476	65	89,286	2,310	62,306	19,657	9,251	115,682
Runoff lines	—	51,157	—	796	(13)	1,197	(4,558)	—	2,842	(14)
Other	—	—	—	—	—	162	—	—	4,762	—

Total	$7,318	78,503	39,476	861	89,273	3,669	57,748	19,657	16,855	115,668

Year ended December 31, 2004:
Nonstandard personal auto	$1,719	13,823	13,081	37	40,958	1,291	27,371	1,090	5,540	45,451
Runoff lines	—	81,722	1	631	18	994	(363)	5,779	2,261	12
Other	—	—	—	—	—	24	—	—	1,699	—

Total	$1,719	95,545	13,082	668	40,976	2,309	27,008	6,869	9,500	45,463

(1)	Net of deferred ceding commission income.
(2)	Net of the amortization of deferred ceding commission income.
(3)	Includes Corporate underwriting and operating expenses and interest expense, net.

See accompanying report of independent registered public accounting firm on supplementary information.

Schedule IV

GAINSCO, INC. AND SUBSIDIARIES

Reinsurance

Years ended December 31, 2006, 2005 and 2004

(Amounts in thousands, except percentages)

	Direct amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
Year ended December 31, 2006:
Premiums earned:
Property and casualty	$139,861	—	—	139,861
Reinsurance	—	(1,285)	48,183	46,898

Total	$139,861	(1,285)	48,183	186,759	25.8%

Year ended December 31, 2005:
Premiums earned:
Property and casualty	$79,064	—	—	79,064
Reinsurance	—	(495)	10,704	10,209

Total	$79,064	(495)	10,704	89,273	12.0%

Year ended December 31, 2004:
Premiums earned:
Property and casualty	$39,287	—	—	39,287
Reinsurance	—	(274)	1,963	1,689

Total	$39,287	(274)	1,963	40,976	4.8%

See accompanying report of independent registered public accounting firm on supplementary information.

Schedule VI

GAINSCO, INC. AND SUBSIDIARIES

Supplemental Information

Years ended December 31, 2006, 2005 and 2004

(Amounts in thousands)

	Column A	Column B	Column C	Column E	Column F	Column H	Column I		Column J	Column K	Column L
	Affiliation with registrant	Deferred policy acquisition costs (1)	Reserves for unpaid claims and claim adjustment expenses	Unearned premiums	Net earned premiums	Net investment income	Claims and claim adjustment expenses incurred related to		Amortization of deferred policy acquisition costs (2)	Paid claims and claim adjustment expenses	Net premiums written
Segment							Current year	Prior year
Year ended December 31, 2006
Nonstandard personal auto	$—	9,631	47,672	53,878	186,759	2,319	117,048	20,836	37,851	117,335	201,161
Runoff lines	—	—	30,226	—	—	1,056	17,927	(22,864)	—	7,906	—
Other	—	—	—	—	—	3,609	—	—	—	—	—

Total	$—	9,631	77,898	53,878	186,759	6,984	134,975	(2,028)	37,851	125,241	201,161

Year ended December 31, 2005
Nonstandard personal auto	$—	7,318	27,346	39,476	89,286	2,310	64,290	(1,984)	19,657	48,858	115,682
Runoff lines	—	—	51,157	—	(13)	1,197	(656)	(3,902)	—	11,541	(14)
Other	—	—	—	—	—	162	—	—	—	—	—

Total	$—	7,318	78,503	39,476	89,273	3,669	63,634	(5,886)	19,657	60,399	115,668

Year ended December 31, 2004
Nonstandard personal auto	$—	1,719	13,823	13,081	40,958	1,291	29,840	(2,469)	1,090	25,155	45,451
Runoff lines	—	—	81,722	1	18	994	(932)	569	5,779	19,940	12
Other	—	—	—	—	—	24	—	—	—	—	—

Total	$—	1,719	95,545	13,082	40,976	2,309	28,908	(1,900)	6,869	45,095	45,463

See accompanying report of independent registered public accounting firm on supplementary information.