Form 10-Q
period 2007-03-31
GAINSCO INC
filed 2007-05-15
CIK 786344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report under Section 13 or 15(d) of the

Securities Exchange Act of 1934

For Quarter Ended March 31, 2007	Commission File Number 1-9828

GAINSCO, INC.

(Exact name of registrant as specified in its charter)

Texas	75-1617013
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3333 Lee Parkway, Suite 1200, Dallas, Texas	75219
(Address of principal executive offices)	(Zip Code)

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

As of May 8, 2007 there were 24,913,645 shares of the registrant’s Common Stock ($.10 par value) outstanding.

GAINSCO, INC. AND SUBSIDIARIES

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Review Report of Independent Registered Public Accounting Firm	1

	Condensed Consolidated Balance Sheets as of March 31, 2007 (unaudited) and December 31, 2006	2

	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2007 and 2006 (unaudited)	4

	Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Loss for the Three Months Ended March 31, 2007 (unaudited) and the Twelve Months Ended December 31, 2006	5

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2007 and 2006 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements March 31, 2007 and 2006 (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	33

Item 4.	Controls and Procedures	34

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 4.	Submission of Matters to a Vote of Security Holders	36

Item 6.	Exhibits	37

SIGNATURE		38

(i)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Review Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

GAINSCO, INC.:

We have reviewed the accompanying condensed consolidated balance sheet of GAINSCO, INC. and subsidiaries (the Company) as of March 31, 2007, the related condensed consolidated statements of operations for the three-month periods ended March 31, 2007 and 2006, the related condensed consolidated statement of shareholders’ equity and comprehensive loss for the three-month period ended March 31, 2007, and the related condensed consolidated statements of cash flows for the three-month periods ended March 31, 2007 and 2006. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of GAINSCO, INC. and subsidiaries as of December 31, 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated April 2, 2007, we expressed an unqualified opinion on those consolidated financial statements. Our report refers to a change in accounting for Share-Based Payment as a result of the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, on October 1, 2005. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006 and the condensed consolidated statement of shareholders’ equity and comprehensive income for the year ended December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.

/s/ KPMG LLP

Dallas, Texas

May 15, 2007

GAINSCO, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data)

	March 31, 2007	December 31, 2006
	(unaudited)
Assets
Investments
Fixed maturities:
Bonds available for sale, at fair value (amortized cost: $116,951 – 2007, $109,307 – 2006)	$116,770	108,929
Preferred stock, at fair value (amortized cost: $718 – 2007, $0 – 2006)	723	—
Certificates of deposit, at fair value (amortized cost: $2,161 – 2007, $2,157 – 2006)	2,163	2,154
Short-term investments, at fair value (amortized cost: $69,561 – 2007, $79,769 – 2006)	69,530	79,737

Total investments	189,186	190,820
Cash	2,505	3,571
Accrued investment income	1,407	1,591
Premiums receivable (net of allowance for doubtful accounts: $404 – 2007, $880 – 2006)	49,943	48,232
Reinsurance balances receivable (net of allowance for doubtful accounts: $147 – 2007, $146 – 2006) (note 6)	1,107	1,207
Ceded unpaid claims and claim adjustment expenses (notes 1 and 6)	12,945	14,361
Deferred policy acquisition costs	10,465	9,631
Property and equipment (net of accumulated depreciation and amortization: $4,586 – 2007, $4,321 – 2006)	2,273	2,379
Current Federal income taxes (note 1)	57	—
Deferred Federal income taxes (net of valuation allowance: $16,184 – 2007, $15,516 – 2006) (note 1)	10,895	10,346
Other assets	7,799	6,585
Goodwill (note 1)	609	609

Total assets	$289,191	289,332

(continued)

GAINSCO, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data)

	March 31, 2007	December 31, 2006
	(unaudited)
Liabilities and Shareholders’ Equity
Liabilities:
Unpaid claims and claim adjustment expenses (note 1)	$75,671	77,898
Unearned premiums	60,550	53,878
Premiums payable	3,508	6,928
Commissions payable	3,438	4,820
Accounts payable	5,227	4,858
Reinsurance balances payable	3,915	3,692
Drafts payable	864	881
Note payable (note 4)	2,000	2,000
Subordinated debentures (note 5)	43,000	43,000
Current Federal income taxes (note 1)	—	1
Other liabilities	1,158	880
Cash overdraft	7,443	5,760

Total liabilities	206,774	204,596

Shareholders’ Equity (note 8):
Common stock ($.10 par value, 62,500,000 shares authorized, 24,993,013 shares issued and 24,913,645 shares outstanding at March 31, 2007, and 24,993,013 shares issued and 24,924,825 shares outstanding at December 31, 2006)	2,499	2,499
Additional paid-in capital	151,268	151,093
Retained deficit	(70,487)	(67,937)
Accumulated other comprehensive loss (note 3)	(134)	(273)
Treasury stock, at cost (79,368 shares at March 31, 2007, and 68,188 shares at December 31, 2006)	(729)	(646)

Total shareholders’ equity	82,417	84,736

Commitments and contingencies (note 12)
Total liabilities and shareholders’ equity	$289,191	289,332

See accompanying review report of KPMG LLP and notes to unaudited condensed consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except per share data)

	Three months ended March 31,
	2007	2006
Revenues:
Net premiums earned (notes 1 and 6)	$51,463	38,758
Net investment income	2,422	1,508
Net realized losses (note 2)	—	(4)
Agency revenues	3,307	2,817
Other income, net	52	(29)

Total revenues	57,244	43,050

Expenses:
Claims and claims adjustment expenses (notes 1 and 6)	43,226	26,913
Policy acquisition costs	7,809	6,696
Underwriting and operating expenses	8,356	8,417
Interest expense (notes 4 and 5)	1,023	460

Total expenses	60,414	42,486

(Loss) income before Federal income taxes	(3,170)	564
Federal income taxes:
Current expense	—	1
Deferred benefit	(620)	(167)

Total tax benefit	(620)	(166)

Net (loss) income	(2,550)	730

Net loss available to common shareholders	$(2,550)	(1,108)

Loss per common share (note 9):
Basic	$(.10)	(.05)

Diluted	$(.10)	(.05)

See accompanying review report of KPMG LLP and notes to unaudited condensed consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Loss

(Amounts in thousands)

	Three months ended March 31, 2007		Twelve months ended December 31, 2006
	(unaudited)
Common stock:
Balance at beginning of period	$2,499		2,022
Stock issued	—		477

Balance at end of period	$2,499		2,499

Additional paid-in capital:
Balance at beginning of period	$151,093		132,309
Common stock issued	—		17,675
Issuance of restricted common stock	—		(34)
Amortization of unearned compensation	33		132
Restricted common stock units	145		1,210
Costs associated with common stock issuance	(3)		(199)

Balance at end of period	$151,268		151,093

Retained (deficit) earnings:
Balance at beginning of period	$(67,937)		(77,487)
Net (loss) income	(2,550)	(2,550)	11,388	11,388
Redemption of series A preferred stock	—		(1,440)
Accrued dividends – redeemable preferred shares	—		(362)
Accretion of discount on redeemable preferred shares	—		(36)

Balance at end of period	$(70,487)		(67,937)

Accumulated other comprehensive loss
Balance at beginning of period	$(273)		(208)
Unrealized gain (losses) on securities, net of reclassification adjustment, net of tax (note 3)	139	139	(65)	(65)

Comprehensive (loss) income		(2,411)		11,323

Balance at end of period	$(134)		(273)

Treasury stock
Balance at beginning of period	$(646)		(646)
Purchase of treasury stock	(83)		—

Balance at end of period	$(729)		(646)

Total shareholders’ equity at end of period	$82,417		84,736

See accompanying review report of KPMG LLP and notes to unaudited condensed consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Three months ended March 31,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$(2,550)	730
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Depreciation and amortization	180	155
Non-cash compensation expense	178	337
Realized losses (excluding impairments)	—	(4)
Deferred Federal income tax benefit	(620)	(167)
Change in accrued investment income	184	(192)
Change in premiums receivable	(1,711)	(18,146)
Change in reinsurance balances receivable	100	(1,505)
Change in ceded unpaid claims and claim adjustment expenses	1,416	4,834
Change in deferred policy acquisition costs	(834)	(3,166)
Change in other assets	(1,232)	(1,126)
Change in unpaid claims and claim adjustment expenses	(2,227)	(2,354)
Change in unearned premiums	6,672	16,075
Change in premiums payable	(3,420)	4,582
Change in commissions payable	(1,382)	2,524
Change in accounts payable	369	(565)
Change in reinsurance balances payable	223	1,814
Change in drafts payable	(17)	(5)
Change in other liabilities	278	(236)
Change in current Federal income taxes	(58)	(15)

Net cash (used for) provided by operating activities	$(4,451)	3,570

(continued)

GAINSCO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Three months ended March 31,
	2007	2006
Cash flows from investing activities:
Bonds available for sale:
Sold	$2,804	816
Matured	1,500	1,011
Purchased	(11,849)	(11,617)
Certificates of deposit matured	—	54
Preferred stock purchased	(718)	—
Securities sold but not settled	—	(3,000)
Net change in short term investments	10,209	8,528
Property and equipment purchased	(158)	(437)

Net cash provided by (used for) investing activities	1,788	(4,645)

Cash flows from financing activities:
Issuance of subordinated debentures	—	23,671
Purchase of treasury stock	(83)	(98)
Dividend payment on redeemable preferred stock	—	(362)
Redemption of preferred stock	—	(18,120)
Costs associated with issuance of restricted common stock	(3)	—
Net change in cash overdraft	1,683	476

Net cash provided by financing activities	1,597	5,567

Net (decrease) increase in cash	(1,066)	4,492
Cash at beginning of period	3,571	8,283

Cash at end of period	$2,505	12,775

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

Certain disclosures have been condensed or omitted from these financial statements. Accordingly, these financial statements should be read with the consolidated financial statements included in our 2006 annual report on Form 10-K.

(b)	Nature of Operations

The Company’s nonstandard personal auto products are primarily purchased by customers seeking basic coverage and limits of liability required by statutory requirements, or slightly higher. Our products include coverage for third party liability, for bodily injury and physical damage, as well as collision and comprehensive coverage for theft, physical damage and other perils for an insured’s vehicle. Within this context, we offer our product to a wide range of customers who present varying degrees of potential risk to the Company, and we strive to price our product to reflect this range of risk accordingly, in order to earn an underwriting profit. Simultaneously, we selectively attempt to position our product price to be competitive with other companies offering similar products to optimize our likelihood of securing our targeted customers. We offer flexible premium down payment, installment payment, late payment, and policy reinstatement plans that we believe help us secure new customers and retain existing customers, while generating an additional source of income from fees that we charge for those services. We primarily write six month policies in Florida, Texas, Arizona, New Mexico and Nevada with one-year policies in California, and both six-month and one year policies in South Carolina.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(See accompanying review report of KPMG LLP)

(Unaudited)

GAN expects to use cash during 2007 primarily for: (1) interest on the Note payable and the Subordinated debentures, (2) administrative expenses, and (3) investments. The primary sources of cash to meet these obligations are held by GAN and statutorily permitted dividend payments from its insurance subsidiary, General Agents.

(c)	Investments

Bonds available for sale, preferred stock, certificates of deposit and short-term investments are stated at fair value. Fair values of investments, disclosed in Note 2, are based on prices quoted in the most active market for each security. If quoted prices are not available, fair value is estimated based on the fair value of comparable securities, discounted cash flow models or similar methods. Premiums and discounts on mortgage-backed securities are amortized over a period based on estimated future principal payments, including prepayments. Prepayment assumptions are reviewed periodically and adjusted to reflect actual prepayments and changes in expectations. The most significant determinants of prepayments are the difference between interest rates on the underlying mortgages and the current mortgage loan rates, as well as the structure of the security. Other factors affecting prepayments include the size, type and age of underlying mortgages, the geographic location of the mortgaged properties and the credit worthiness of the borrowers. Variations from anticipated prepayments will affect the life and yield of these securities.

Investment securities are exposed to a number of factors, including general economic and business environment, changes in the credit quality of the issuer of the fixed-income securities, changes in market conditions or disruptions in particular markets, changes in interest rates, or regulatory changes. Fair values of securities fluctuate based on the magnitude of changing market conditions. These securities are issued by both domestic and foreign entities and are backed either by collateral or the credit of the underlying issuer. Factors such as an economic downturn or political change in the country of the issuer, a regulatory change pertaining to the issuer’s industry, deterioration in the cash flows or the quality of assets of the issuer, or a change in the issuer’s marketplace may adversely affect our ability to collect principal and interest from the issuer. Both equity and fixed income securities have been affected over the past several years, and may be affected in the future, by significant external events. Credit rating downgrades, defaults, and impairments may result in write-downs in the value of the fixed income securities held by the Company. The Company continually monitors its portfolio for pricing changes, which might indicate potential impairments, and performs reviews of securities with unrealized losses. In such cases, changes in fair value are evaluated to determine the extent to which such changes are attributable to (i) fundamental factors specific to the issuer, such as financial conditions, business prospects or other factors, or (ii) market-related factors, such as interest rates. When a security in the Company’s investment portfolio has an unrealized loss in fair value that is deemed to be other than temporary, the Company reduces the book value of such security to its current fair value, recognizing the decline as a realized loss in the Condensed Consolidated Statements of Operations. Any future decreases not determined to be other than temporary, as well as increases in the fair value of securities previously written down, are reflected as changes in unrealized gains (losses), net of deferred income taxes, reported in accumulated other comprehensive loss – see Note 3.

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

As of March 31, 2007, the Company had $62,726,000 in net unpaid claims and claim adjustment expenses (“C & CAE”) (Unpaid C & CAE of $75,671,000 less Ceded unpaid C & CAE of $12,945,000). This amount represents management’s best estimate, as derived from the actuarial analysis by an independent actuary. The significant operational changes we have recently made in the nonstandard personal auto claims adjustment process and changing claims trends increase the uncertainties which exist in the estimation process and could lead to inaccurate estimates of claim and claim adjustment expense.

As of March 31, 2007 and December 31, 2006, in respect of its runoff lines, the Company had $13,798,000 and $15,864,000, respectively, in net unpaid C & CAE. Historically, the Company has experienced significant volatility in its reserve projections for its commercial lines. This volatility has been primarily attributable to its commercial automobile and general liability product lines. On February 7, 2002, the Company announced it had decided to discontinue writing commercial lines insurance due to continued adverse claims development and unprofitable results. The Company has been settling and reducing its remaining inventory of commercial claims. As of March 31, 2007, 70 runoff claims remained versus 73 at December 31, 2006. The average runoff claim reserve was approximately $197,000 per claim and $217,000 per claim at March 31, 2007 and December 31, 2006, respectively.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(See accompanying review report of KPMG LLP)

(Unaudited)

(e)	Federal Income Taxes

The Company and its subsidiaries file a consolidated Federal income tax return. Deferred income tax items are accounted for under the “asset and liability” method which provides for temporary differences between the carrying amounts for financial statement purposes and for tax purposes, primarily deferred policy acquisition costs, the discount on unpaid claims and claim adjustment expenses for tax, net operating loss carryforwards and the nondeductible portion of the change in unearned premiums. The Company paid Federal income taxes of $57,000 and $9,000 for the three months ended March 31, 2007 and 2006, respectively.

As of March 31, 2007 the Company has net operating loss carryforwards for tax purposes aggregating $65,326,000. These net operating loss carryforwards of $13,451,000, $33,950,000, $13,687,000, $633,000 and $3,605,000, if not utilized, will expire in 2020, 2021, 2022, 2023 and 2027, respectively. The tax benefit of the net operating loss carryforwards is $22,211,000, which is calculated by applying the Federal statutory income tax rate of 34% against the net operating loss carryforwards of $65,326,000. The $3,605,000 that will expire in 2027 was generated in the quarter ended March 31, 2007.

The Company currently has a partial valuation allowance for its net operating loss carryforwards. Positive evidence, such as taxable operating income and positive expectations for the future could ultimately result in management concluding that it is more likely than not that a portion or all of the deferred tax assets will be realized. For the first quarter of 2007, management’s analysis of available evidence, both objective and subjective, concluded it was more likely than not that additional portions of this asset would be used in future periods so the Company increased the Deferred tax asset on the Balance Sheet.

The Company adopted the provisions of FASB Interpretation (“FIN”) No. 48 on January 1, 2007. As a result we recognized no additional liability or reduction in deferred tax asset for unrecognized tax benefits. If there was an adjustment related to implementation of FIN 48, there would be a reduction to the deferred tax assets and a corresponding reduction to the valuation allowance, resulting in no net effect on accumulated deficit. If any unrecognized benefit would be recognized, it would not have a material affect on the Company’s effective tax rate since it is subject to a partial valuation allowance – see Note 1(g). We are no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years prior to 2003.

(f)	Earnings Per Share

Earnings per share (“EPS”) are based on a weighted average of the number of common shares outstanding during the year. Basic and diluted EPS is computed by dividing income available to common shareholders by the weighted average of number of common shares outstanding for the period. For the period ended March 31, 2007, the weighted average shares outstanding, which were utilized in the calculation of basic earnings per share, differ from the weighted average shares outstanding utilized in the calculation of diluted earnings per share due to the effect of dilutive restricted stock units under the Company’s Long-Term Incentive Compensation Plan – see Note 9.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(See accompanying review report of KPMG LLP)

(Unaudited)

(g)	Accounting Pronouncements

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

In June 2006, FIN No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of the tax benefits from the tax position taken or expected to be taken in a tax return. Guidance is also provided on derecognition, classification, interest and penalties, interim accounting, and disclosure. The cumulative effect of applying the provisions of FIN 48, if any, is to be reported as an adjustment to the opening balance of retained earnings. Interest plus applicable penalties, if any, on the difference between the tax benefit recognized on a tax return and the tax benefit recognized in the financial statements are accrued at the applicable statutory interest and penalty rates. FIN 48 applies to all tax positions and became effective for the Company on January 1, 2007. Adoption of FIN 48 did not affect the Company’s financial position and no cumulative effect adjustment was required to the January 1, 2007 balance of retained deficit.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(See accompanying review report of KPMG LLP)

(Unaudited)

In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of Statements No. 133 and 140”. Statement No. 155 (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (v) amends Statement No. 140 to eliminate the exemption from applying the requirements of Statement No. 133 on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. Statement No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006 (the fiscal year beginning January 1, 2007 for the Company). All securities acquired on or after January 1, 2007 must be accounted for in accordance with the new guidance. The Company adopted SFAS No. 155 as of January 1, 2007 and has determined there will be no impact on its consolidated financial position or results of operations and financial condition.

(h)	Treasury Stock

The Company records treasury stock in accordance with the “cost method” described in Accounting Principles Board Opinion 6. The Company held 79,368 and 68,188 shares of Common Stock as treasury stock at March 31, 2007 and December 31, 2006, respectively.

(i)	Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation – see note 7.

(2)	Investments

The net unrealized losses on investments at March 31, 2007 and December 31, 2006 are set forth in the following table:

	March 31, 2007		December 31, 2006
	(Amounts in thousands)
	Balance	% of Equity	Balance	% of Equity
Investments:
Unrealized loss	$(205)	(.25)%	(413)	(.49)%
Deferred tax benefit	71.09%		140.17%

Net unrealized loss	$(134)	(.16)%	(273)	(.32)%

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(See accompanying review report of KPMG LLP)

(Unaudited)

The following schedule summarizes the gross unrealized losses showing the length of time that investments have been continuously in an unrealized loss position as of March 31, 2007:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts in thousands)
US Treasury	$—	—	9,222	64	9,222	64
US government agencies	—	—	5,782	38	5,782	38
Corporate bonds	25,310	34	32,517	239	57,827	273
Short term investments	12,274	36	—	—	12,274	36

Total temporarily impaired securities	$37,584	70	47,521	341	85,105	411

Fair value of investment securities changes is primarily the result of interest rate fluctuations and they comprise less than 1% of Total shareholders’ equity. The Company expects to receive all interest and principal payments on these investments according to their contractual terms. The unrealized losses shown in the table above are considered temporary. At this time, the Company has the ability and it is the Company’s intent to fully recover the principal, which could require the Company to hold these securities until their maturity. At March 31, 2007, the Company’s fixed maturity portfolio had sixty-two (62) securities with gross unrealized losses totaling $341,000 that were in excess of 12 months. No single issuer had a gross unrealized loss position greater than $27,000 or 5.9% of its original cost.

Proceeds from the sale of bond securities approximated $2,804,000 and $816,000 for the three months ended March 31, 2007 and 2006, respectively. Proceeds from the sale of bonds for the three months ended March 31, 2007 were related to principal pay downs. There were no sales of other investments in any of the periods presented.

There were no realized losses for the three months ended March 31, 2007 and no realized gains for the three months ended March 31, 2007 and 2006. Realized losses on investments approximated $4,000 for the three months ended March 31, 2006.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(See accompanying review report of KPMG LLP)

(Unaudited)

(3)	Accumulated Other Comprehensive Loss

The following schedule presents the components of the change in accumulated other comprehensive loss:

	Three months ended March 31,
	2007	2006
	(Amounts in thousands)
Unrealized gains (losses) on securities:
Unrealized holding gain (loss) during period	$208	(280)
Less: Reclassification adjustment for amounts included in net income for realized losses	—	(4)

Other comprehensive income (loss) before Federal income taxes	208	(284)
Federal income tax (expense) benefit	(69)	96

Other comprehensive income (loss)	$139	(188)

(4)	Note Payable

In September 2005, the Company entered into a credit agreement with a commercial bank providing for term loans of up to $10 million in the aggregate. Proceeds from the term loan advances may be used for working capital. The Company received advances of $500,000 in 2005 and $1,500,000 in 2006. The Company may request advances until September 30, 2007. Interest, payable monthly, will accrue on any outstanding principal balance at a floating rate equal to the 3 month London Interbank Offered Rate plus a margin (currently 2.00%) determined by the consolidated net worth of the Company and earnings before interest, taxes, depreciation and amortization for the preceding four calendar quarters. The outstanding principal balance is payable in equal quarterly installments commencing on October 1, 2007 based on a 60-month amortization schedule, with the balance of the loan payable in full on or before September 30, 2010. The outstanding balance at March 31, 2007 and December 31, 2006 was $2,000,000. Interest expense of $36,000 and $9,000 was recorded for the three months ended March 31, 2007 and 2006, respectively.

(5)	Subordinated Debentures

In January 2006, GAN issued $25,000,000 of 30-year subordinated debentures. They require quarterly interest payments at a floating interest rate equal to the 3-month LIBOR (London Interbank offered rate for U.S. dollar deposits) plus a margin of 3.85%. They will mature on March 31, 2036 and are redeemable at GAN’s option beginning after March 31, 2011, in whole or in part, at the liquidation amount of $1,000 per debenture. The net proceeds of the offering were used to redeem the outstanding Series A Preferred Stock, to provide $5,000,000 of capital to the insurance companies and the balance for general corporate purposes. For the first three months of 2007 and 2006, the Company recorded net interest expense of $577,000 and $451,000 respectively.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(See accompanying review report of KPMG LLP)

(Unaudited)

In December 2006, GAN issued $18,000,000 of 30-year subordinated debentures. They require quarterly interest payments at a floating interest rate equal to the 3-month LIBOR (London Interbank offered rate for U.S. dollar deposits) plus a margin of 3.75%. They will mature on March 15, 2037 and are redeemable at GAN’s option beginning after March 15, 2012, in whole or in part, at the liquidation amount of $1,000 per debenture. The net proceeds of the offering are intended to be used for general corporate purposes. For the first three months of 2007, the Company recorded net interest expense of $410,000.

(6)	Reinsurance

The amounts deducted in the Unaudited Condensed Consolidated Statements of Operations for reinsurance ceded for the three months ended March 31, 2007 and 2006, respectively, are set forth in the following table.

	Three months ended March 31,
	2007	2006
	(Amounts in thousands)
Premiums earned – nonstandard personal auto	$328	368

Claims and claim adjustment expenses incurred – nonstandard personal auto	$20	59

Claims and claim adjustment expenses incurred – runoff	$(1,304)	(1,289)

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

Effective December 31, 2000, the Company entered into a reserve reinsurance cover agreement with a non-affiliated reinsurer. This agreement reinsures the Company’s ultimate net aggregate liability in excess of $32,500,000 up to an aggregate limit of $89,650,000 for net commercial auto liability losses and loss adjustment expense incurred but unpaid as of December 31, 2000. At March 31, 2007 and December 31, 2006, deferred reinsurance gains of $143,000 and $144,000, respectively, have been recorded in Other liabilities. For the first quarter of 2007 and 2006, $1,000 and $7,000, respectively, were recorded in Other income. Since its inception at December 31, 2000, $8,906,000 has been recorded in Other income, which represents the reserve development under the reserve reinsurance cover agreement. The remaining deferred gain will be recognized in income in future periods based upon the ratio of claims paid in the $57,150,000 layer to the total of the layer. The reinsurer remains responsible for reimbursing the Company for claim payments covered under this agreement.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(See accompanying review report of KPMG LLP)

(Unaudited)

For 2006, the Company maintained catastrophe reinsurance on its nonstandard personal auto physical damage business for property claims of $3,000,000 in excess of $500,000 for a single catastrophe, as well as aggregate catastrophe property reinsurance for $2,000,000 in excess of $750,000 in the aggregate. In 2007, the Company maintains such reinsurance in the amount of $4,000,000 in excess of $1,000,000 per loss occurrence and additionally, aggregate catastrophe property reinsurance of $3,000,000 in excess of $1,000,000.

The Company remains directly liable to its policyholders for all policy obligations and the reinsuring companies are obligated to the Company to the extent of the reinsured portion of the risks.

(7)	Reclassification of Financial Statements

For periods prior to September 30, 2006, certain cash overdrafts were netted with Cash and certain other cash overdrafts were classified as Drafts payable. During the third quarter of 2006, it was determined that all of these amounts should have been presented as cash overdraft (liability). Prior period amounts in the accompanying unaudited condensed consolidated financial statements have been adjusted to properly classify these items. The effect of this change on the Unaudited Condensed Consolidated Balance Sheet as of March 31, 2006 was inconsequential, changing total assets and total liabilities by less than 0.5%. The nature of this adjustment resulted in related adjustments to certain cash flow items. Management believes that the changes in the Consolidated Statement of Cash Flows for the periods ended March 31, 2006 and December 31, 2005 are immaterial relative to the financial statements taken as a whole.

A comparison of amounts previously reported and currently reported in the unaudited Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2006 is as follows:

	As previously reported	Adjustment	As revised
	(Amounts in thousands)
Net cash provided by operating activities	$3,709	(139)	3,570

Net cash provided by financing activities	$5,091	476	5,567

Net increase in cash	$4,155	337	4,492

Cash at beginning of period	$8,111	172	8,283

Cash at end of period	$12,266	509	12,775

(8)	Redeemable Preferred Stock and Shareholders’ Equity

The Company has authorized 62,500,000 shares of common stock, par value $.10 per share (the “Common Stock”). Of the authorized shares of Common Stock, 24,993,013 were issued and 24,913,645 were outstanding as of March 31, 2007 and as of December 31, 2006, 24,993,013 shares were issued and 24,924,825 shares were outstanding. As of March 31, 2007 and December 31, 2006, the Company held 79,368 and 68,188 shares of Common Stock as treasury stock with a cost basis of $9.19 and $9.48, respectively.

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

As of March 31, 2007 and December 31, 2006, Goff Moore Strategic Partners, LP (“GMSP”) owns approximately 33% of the outstanding Common Stock, Robert W. Stallings owns approximately 22% and James R. Reis beneficially owns approximately 11%.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(See accompanying review report of KPMG LLP)

(Unaudited)

(9)	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2007	2006
	(Amounts in thousands, except per share amounts)
Numerator
Net (loss) income	$(2,550)	730
Preferred stock dividends	—	(362)
Accretion of discount on preferred stock	—	(1,476)

Numerator for basic earnings per share – income available to common shareholders	$(2,550)	(1,108)

Effect of dilutive securities:
Preferred stock dividends	$—	362
Accretion of discount on preferred stock	—	1,476

	—	1,838

Numerator for diluted earnings per share – income available to common shareholders after assumed conversions	$(2,550)	730

Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	24,918	21,838

Effect of dilutive securities:
Restricted stock units	—	—
Convertible preferred stock	—	—

Dilutive potential common shares	—	—

Denominator for diluted earnings per share – adjusted weighted average shares outstanding & assumed conversions	24,918	21,838

Basic earnings per share	$(.10)	(.05)

Diluted earnings per share *	$(.10)	(.05)

*	The effect of convertible preferred stock caused diluted earnings per share to be antidilutive for the three-months ended March 31, 2006; therefore, diluted earnings per share is reported the same as basic earnings per share. Weighted average shares for all periods presented have been adjusted for the rights offering in November 2006 and August 2005, as well as the reverse stock split in November 2005. In 2005, Series A Preferred Stock was convertible into an aggregate of 888,000 shares of Common Stock. Options can be exercised to purchase an aggregate of 93,000 shares of Common Stock. Warrants can be exercised to purchase an aggregate of 388,000 shares of Common Stock. Options and warrants are convertible or exercisable at prices in excess of the price of the Common Stock on March 31, 2007.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(See accompanying review report of KPMG LLP)

(Unaudited)

(10)	Benefit Plans

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

There were 1,211,000 RSU’s granted in 2005 by the Compensation Committee of the Board of Directors, with 20% vesting available in each year beginning with 2006 through 2010, assuming the completion of the related service period and achievement of specific applicable performance levels. The Company recognizes compensation expense for awards based on the probability that the related service period and performance level will be achieved depending on the relative satisfaction of the performance level based upon performance to date. Pursuant to the RSU’s awarded in 2005, 210,000 shares of common stock were vested to certain key employees in March 2006, at a fair value of $9.74 per share, and 116,000 shares of common stock were vested to the same key employees in April 2007, at a fair value of $6.69 per share. For the three months ended March 31, 2007 and 2006, $140,000 and $304,000, respectively, was recognized as compensation expense. The related compensation cost for both the restricted stock and RSU’s is recorded in the Underwriting and operating expenses line item, consistent with other compensation to these individuals. As of March 31, 2007, unrecognized expense related to nonvested 2005 Plan awards granted in 2005 totaled $6,722,000 (885,000 RSU’s), which could be recognized over a period of two years and nine months, assuming the completion of the related service period and achievement of specific applicable performances levels and in accordance with the provisions of SFAS No. 123R. As a result of the modification of vesting methodology approved in September 2006, the fair value used for determining compensation cost for awards “not probable” (per SFAS No. 123R) of meeting the performance level criteria prior to date of modification is $7.75 per share (the closing price of our Common Stock on the date of modification approval). The 2005 Plan will terminate on December 31, 2010, unless it is terminated earlier by the Board.

Under the 2005 Plan there were 25,000 RSU’s granted in November 2006 by the Compensation Committee, with 40% vesting available in 2008 and 30% vesting available in 2009 and in 2010, assuming the completion of the related service period and achievement of specific applicable performance levels. As of March 31, 2007, unrecognized expense related to nonvested 2005 Plan awards granted in 2006 totaled $163,000 (25,000 RSU’s), which could be recognized over a period of two years and nine months, assuming the completion of the related service period and achievement of specific applicable performance levels and in accordance with the provisions of SFAS No. 123R. The closing price of our Common Stock on the date of this grant was $6.68 per share. For the three months ended March 31, 2007, $4,000 was recognized as compensation expense.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(See accompanying review report of KPMG LLP)

(Unaudited)

In May 2006, 25,500 shares of restricted stock were granted by the Board of Directors to the non-employee directors, at a fair value of $8.59 per share. These shares vested in January 2, 2007 with all related compensation expense recognized in 2006. As of March 31, 2007 and 2006, there was no compensation expense for the restricted stock recorded.

At March 31, 2007, the Company had one plan under which options to purchase shares of GAN’s common stock could be granted: the 1998 Long-Term Incentive Plan (“98 Plan”). The 1995 Stock Option Plan was approved by the shareholders in May 1996 and terminated in May 2006, although outstanding options thereunder continue until their respective expiration dates. There were options to purchase 10,000 shares outstanding under this Plan at March 31, 2007. The 98 Plan was approved by the shareholders on July 17, 1998, and the aggregate number of shares of common stock that may be issued under the 98 Plan is limited to 250,000, and options to purchase 83,000 shares were outstanding under this Plan at March 31, 2007.

(11)	Segment Reporting

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

The following tables present a summary of segment profit (loss) for the three months ended March 31, 2007 and 2006:

	Three months ended March 31, 2007
	Nonstandard Personal Auto Lines	Runoff Lines	Other	Total
	(Amounts in thousands)
Gross premiums written	$58,463	—	—	58,463

Net premiums earned	$51,463	—	—	51,463
Net investment income	802	179	1,441	2,422
Agency revenues	3,307	—	—	3,307
Other income, net	52	—	—	52
Expenses, excluding interest expense	(58,826)	1,148	(1,713)	(59,391)
Interest expense	—	—	(1,023)	(1,023)

(Loss) income before Federal income taxes	$(3,202)	1,327	(1,295)	(3,170)

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(See accompanying review report of KPMG LLP)

(Unaudited)

	Three months ended March 31, 2006
	Nonstandard Personal Auto Lines	Runoff Lines	Other	Total
	(Amounts in thousands)
Gross premiums written	$55,201	—	—	55,201

Net premiums earned	$38,758	—	—	38,758
Net investment income	325	334	849	1,508
Net realized losses	—	—	(4)	(4)
Agency revenues	2,817	—	—	2,817
Other (expense) income, net	(36)	7	—	(29)
Expenses, excluding interest expense	(41,586)	1,267	(1,707)	(42,026)
Interest expense	—	—	(460)	(460)

Income (loss) before Federal income taxes	$278	1,608	(1,322)	564

(12)	Commitments and Contingencies

Securities Litigation

As reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, the lawsuit styled “Earl Culp, on behalf of himself, and all others similarly situated, Plaintiff, v. GAINSCO, INC., Glenn W. Anderson and Daniel J. Coots, Defendants” was resolved pursuant to a settlement approved on February 13, 2007.

Insurance Class Action Litigation

As previously reported, in the third quarter 2006, the Company and two subsidiaries were served with process in a purported class action styled Ruth R. Arbelo, Individually, and on behalf of all others similarly situated, v. GAINSCO, Inc., National Specialty Lines, Inc. and MGA Insurance Company, Inc., Case No. 2:06-cv-263-FtM-29DNF, filed in United States District Court of the Middle District of Florida, Ft. Meyers Division. The Compliant, as amended, alleged that the defendants violated certain provisions of Florida insurance laws with respect to the manner in which finance charges are imposed on Florida residents in connection with installment payments of insurance premiums. The Compliant sought damages in an unspecified amount in excess of $5 million and other relief.

The Company and its two subsidiaries moved for dismissal of the lawsuit on various grounds, including on the basis of the filed rate doctrine and the doctrine of primary jurisdiction. On April 9, 2007, the District Court issued an Opinion and Order granting the Company’s and its subsidiaries’ motion to dismiss without prejudice on the basis that the plaintiff was first required to seek relief from the Florida Office of Insurance Regulation. The plaintiff has filed a motion for reconsideration. The Company is unable to predict at this time the subsequent course of litigation or administrative appeal that might be pursued by the plaintiff.

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

Off-balance-sheet-risk

The Company does not have any financial instruments where there is off-balance-sheet-risk of accounting loss due to credit or market risk. There is credit risk in the premiums receivable and reinsurance balances receivable of the Company. At March 31, 2007 and 2006, the Company did not have any claims receivables that were material with regard to shareholders’ equity.

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

The following table presents selected financial information in thousands of dollars:

	Three months ended March 31,
	2007	2006
Gross premiums written	$58,463	55,201

Earned premiums	$51,463	38,758

Net (loss) income before Federal income taxes	$(3,170)	564

Federal income tax benefit	$(620)	(166)

Net income	$(2,550)	730

Net income available to common shareholders	$(2,550)	(1,108)

GAAP C & CAE ratio (1)	84.0%	69.4%

GAAP Expense ratio (2) (3)	23.2%	30.1%

GAAP Combined ratio (2)	107.2%	99.5%

(1)	C & CAE is an abbreviation for Claims and Claims Adjustment expenses, stated as a percentage of net premiums earned.
(2)	The Expense and Combined ratios do not reflect expenses of the holding company.
(3)

Commissions, change in deferred acquisition costs, underwriting expenses and operating expenses (insurance subsidiaries only) are offset by agency revenues and are stated as a percentage of net premiums earned.

In the first quarter of 2006, the Company issued $25 million of 30 year subordinated debentures, which enabled the Company to redeem its outstanding Series A Preferred Stock due in January, 2011 and provided additional capital of $5 million. In the fourth quarter of 2006, the Company issued $18 million of 30 year subordinated debentures, the proceeds of which are intended to be used for general corporate purposes. See “Capital Transaction – 2006 Subordinated Debentures.”

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

The Company continues to settle and reduce its inventory of commercial lines claims. At March 31, 2007, there were 70 claims associated with the Company’s runoff book outstanding, compared to 73 as of December 31, 2006. As of March 31, 2007, in respect of its runoff lines, the Company had $13,798,000 in net unpaid C & CAE compared to $15,864,000 as of December 31, 2006. For the periods presented, the Company has recorded favorable development in unpaid C & CAE from the runoff lines with the settlement and reduction in the inventory of commercial lines claims. See “Results of Operations – Claims and claims adjustment expenses.” Due to the long tail and litigious nature of these claims, the Company anticipates it will take a substantial number of years to complete the adjustment and settlement process with regard to existing claims and the additional claims it expects to receive in the future from its past business writings. Most of the remaining claims are in suit and the Company’s future results may or may not be impacted either negatively or positively based on its ability to settle the remaining claims and new anticipated claims within its established reserve level.

Results of Operations

The discussion below primarily relates to the Company’s insurance operations, although the selected consolidated financial data appearing elsewhere is on a consolidated basis. The expense item “Underwriting and operating expenses” includes the operating expenses of the holding company, GAINSCO, INC. (“GAN”).

Gross premiums written increased 6% for the first quarter of 2007 over the first quarter of 2006. The following table presents gross premiums written by region in thousands of dollars:

	Three months ended March 31,
	2007		2006
	(Amounts in thousands)
Region:
Southeast (Florida, South Carolina)	$31,563	54%	31,495	57%
South Central (Texas)	15,807	27	15,409	28
Southwest (Arizona, Nevada, New Mexico)	9,973	17	5,555	10
West (California)	1,120	2	2,742	5

Total	$58,463	100%	55,201	100%

Each of the regions, except West, recorded premium growth in the 2007 period over the 2006 period. For 2007, the contribution to the premium increase by region for the first quarter of 2007 over the first quarter of 2006 is: Southeast 2%, South Central 12%, Southwest 135% and West (50)%. Net premiums earned increased 33% in the first quarter of 2007 over the first quarter of 2006, primarily as a result of the growth in gross premiums written in the fourth quarter of 2006 and the first quarter of 2007 which were above the comparable prior year’s periods and changes in the earning of policy fees in the first quarter of 2007 versus the first quarter of 2006.

Net investment income increased $914,000 (61%) in the first quarter of 2007 over the first quarter of 2006. The increase between the quarterly periods was primarily due to a 55% increase in average investments and the shift from Short-term investments to Bonds available for sale. At March 31, 2007, Bonds available for sale comprised 62% of Investments versus 54% at March 31, 2006. The annualized return on average investments was 5.1% for the first quarter of 2007 versus 4.9% for the first quarter of 2006. The increase in investments was due to funds received from the 2006 rights offering, funds received from the issuance of the Subordinated debentures in 2006 and funds provided by operating activities (see “Capital Transaction – 2006 Subordinated Debentures”).

Agency revenues increased $489,000 (17%) in the first quarter of 2007 over the first quarter of 2006, primarily as a result of the increase in writings. Agency fees are primarily fees charged on insured balances.

Claims and claims adjustment expenses (“C & CAE”) increased $16,313,000 (61%) in the first quarter of 2007 over the first quarter of 2006. The C & CAE ratio was 84.0% in the first quarter of 2007 versus 69.4% in the first quarter of 2006. The C & CAE ratio for nonstandard personal auto was 86.7% for the first quarter of 2007 (including $5.0 million, or 9.6 claims ratio points, relating to an increase in estimates of ultimate liability for prior periods) versus 73.1% for the first quarter of 2006 (including $0.8 million, or 2.0 claims ratio points, relating to prior periods).

New business and the entry into new territories and product lines, associated with the Company’s growth beginning in 2005, has generally produced higher claims and greater uncertainty in determining reserves than more seasoned in-force business. See Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The increase in estimates of ultimate liabilities for prior periods for nonstandard personal auto in the quarter ended March 31, 2007 is primarily the result of actual and projected increases in severity associated with bodily injury liability in all of the Company’s markets, with the largest amounts of such increase in Florida, Nevada and Texas. The 2006 and 2005 accident years accounted for approximately 69% and 15%, respectively, of the total amount of this increase in estimates of ultimate liabilities for prior periods. The increase in estimates of ultimate liabilities for prior periods includes approximately $1.4 million relating to obligations and potential claims exposure relating to “extra-contractual” claims, in which claimants seek to recover amounts significantly in excess of applicable policy limits.

The runoff lines recorded favorable development of approximately $1,400,000 during the first quarters of both 2007 and 2006.

During 2006, the Company began implementing improved claims practices in each of the regions’ claims departments in order to seek to ultimately decrease the average time from when a claim occurs to when it is settled. The Company believes that, over the long term, timeliness in the settlement of claims is likely to produce the most favorable claim results for the Company. However, when this practice is initially implemented, it can cause an increase in the C & CAE and introduce greater uncertainty into the process of setting reserves. These operational changes may result in an increase in the amount of aggregate claim settlements and cause our ultimate claim and claim adjustment expense to increase in comparison to prior periods.

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

Policy acquisition costs include commission expense, change in deferred policy acquisition costs, premium taxes and regulatory fees and assessments. The increase of $1,113,000 or (17%) in the first quarter of 2007 from the first quarter of 2006 is primarily due to the increase in premium writings. The ratio of Policy acquisition costs to Net premiums earned was 15% for the first quarter of 2007 and 17% for the first quarter of 2006. The decrease in 2007 was primarily due to commission decreases in the South Central region.

Interest expense is primarily related to the Subordinated debentures issued in 2006. The first quarter of 2007 included interest on $43 million of outstanding Subordinated debentures for the full quarter, whereas in the first quarter of 2006, interest was not for the full quarter and was on $25 million of outstanding Subordinated debentures (see “Capital Transaction – 2006 Subordinated Debentures”).

Underwriting and operating expenses decreased $61,000 (1%) in the first quarter of 2007 from the first quarter of 2006 primarily due to a decrease in variable incentive expenses. In 2006, the Company began to achieve economies to scale from its infrastructure expansion. Underwriting and operating expenses as a percent of Net premiums earned and Agency revenues, were 15% and 20% for the first quarter of 2007 and 2006, respectively.

The Company recorded a deferred tax benefit in the first quarter of 2007 primarily as a result of management’s analysis of available evidence, both objective and subjective, concluding that it was more likely than not that additional portions of the deferred tax asset would be used in future periods.

Capital Transactions

Rights Offering

In November 2006, the Company completed a rights offering which raised approximately $17.9 million in net proceeds. The Common Stock available through the rights offering, which included an over-subscription privilege in, was fully subscribed. As a result of this rights offering, the number of shares of Common Stock outstanding increased from 21,843,620 as of December 31, 2005 to 24,924,825 as of December 31, 2006. As of March 31, 2007 and December 31, 2006, GMSP owns approximately 33% of the outstanding Common Stock, Mr. Stallings owns approximately 22% and Mr. Reis and First Western collectively own approximately 11%.

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

Liquidity and Capital Resources

Parent Company

GAN provides administrative and financial services for its wholly owned subsidiaries. GAN needs cash during 2007 primarily for administrative expenses and interest on the Subordinated debentures and the Note payable. GAN has approximately $15.0 million in short-term investments that can be used for general corporate purposes. Another source of cash to meet obligations is statutorily permitted dividend payments from its insurance subsidiary, General Agents, an Oklahoma corporation. Statutes in Oklahoma restrict the payment of dividends by the insurance company to the available surplus funds. The maximum amount of cash dividends that General Agents may declare without regulatory approval in any 12-month period is the greater of net income for the 12-month period ended the previous December 31 or ten percent (10%) of policyholders’ surplus as of the previous December 31. For 2007, the maximum amount of cash dividends that General Agents may pay without regulatory approval is approximately $9,559,000. In addition, the credit facility with a commercial bank can be used to provide for holding company funds, subject to ongoing compliance with covenants contained in the credit agreement. GAN believes the cash available from its credit facility should be sufficient to meet its expected obligations for 2007.

Net Operating Loss Carryforwards

Deferred tax assets are evaluated and a valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. As of March 31, 2007, the Company believes it is more likely than not that the amount of the deferred tax asset recorded, net of the valuation allowance, will ultimately be recovered. However, should circumstances cause this belief to change, the tax provision would increase in the period in which determination that recovery is not likely occurred. As of March 31, 2007 and December 31, 2006, the deferred tax asset was $27,079,000 and $25,862,000, and the valuation allowance was $16,184,000 and $15,516,000, respectively.

As of March 31, 2007 the Company has net operating loss carryforwards for tax purposes aggregating $65,326,000. These net operating loss carryforwards of $13,451,000, $33,950,000, $13,687,000, $633,000 and $3,605,000, if not utilized, will expire in 2020, 2021, 2022, 2023 and 2027, respectively. The tax benefit of the net operating loss carryforwards is $22,211,000, which is calculated by applying the Federal statutory income tax rate of 34% against the net operating loss carryforwards of $65,326,000.

Subsidiaries, Principally Insurance Operations

The primary sources of the insurance subsidiaries’ liquidity are funds generated from insurance premiums, net investment income and maturing investments. The short-term investments and cash are intended to provide adequate funds to pay claims without selling fixed maturity investments. At March 31, 2007, the insurance subsidiaries held short-term investments and cash that the insurance subsidiaries believe are at adequate liquidity for the payment of claims and other short-term commitments.

With regard to liquidity, the average duration of the investment portfolio is approximately 1 year. The fair value of the fixed maturity portfolio at March 31, 2007 was $205,000 below amortized cost, before taxes. These unrealized losses are considered temporary (see Note 2 of Notes to Condensed Consolidated Financial Statements). Various insurance departments of states in which the Company operates require the deposit of funds to protect policyholders within those states. At March 31, 2007 and December 31, 2006, the balance on deposit for the benefit of such policyholders totaled $10,430,000 and $10,401,000, respectively.

Net cash used for operating activities was $4,451,000 for the first quarter of 2007 and cash provided by operating activities of $3,570,000 for the first quarter of 2006. The cash used for operating activities between the periods was primarily attributable to higher C & CAE ratios for nonstandard personal auto between the quarterly periods as a result of claims paid associated with new business growth.

Investments and Cash decreased in 2007 primarily as a result of cash used for operations for the payment of claims. At March 31, 2007, 99% of the Company’s investments were rated investment grade with an average duration of approximately 1 year, including approximately 37% that were held in short-term investments. The Company classifies its bond securities as available for sale. The net unrealized loss associated with the investment portfolio was $134,000 (net of tax effects) at March 31, 2007.

Premiums receivable increased due to the increase in premium writings. This balance is comprised primarily of premiums due from insureds. Most of the policies are written with a down payment and monthly payment terms of up to four months on six month policies. As of March 31, 2007 and December 31, 2006, the Company recorded allowance for doubtful accounts of $404,000 and $880,000, respectively, which it considers adequate. The decrease in the allowance for doubtful accounts was due primarily to write-offs recorded in the first quarter of 2007 that had been recorded in the allowance for doubtful accounts at December 31, 2006.

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

The Company recorded a deferred tax benefit in the first quarter of 2007 primarily as a result of a management’s analysis of available evidence, both objective and subjective, concluding that it was more likely than not that additional portions of the deferred tax asset would be used in future periods.

Unpaid C & CAE decreased primarily as a result of the settlement of claims in the normal course and favorable development in first three months of 2007 from the runoff lines. As of March 31, 2007, the Company had $62,726,000 in net unpaid C & CAE (Unpaid C & CAE of $75,671,000 less Ceded unpaid C & CAE of $12,945,000). This amount represents management’s best estimate, as derived from the actuarial analysis by an independent actuary. The significant operational changes we have recently made in the nonstandard personal auto claims adjustment process and changing claims trends increase the uncertainties which exist in the estimation process and could lead to inaccurate estimates of claim and claim adjustment expense.

As of March 31, 2007 and December 31, 2006, in respect of its runoff lines, the Company had $13,798,000 and $15,864,000, respectively, in net unpaid C & CAE. Historically, the Company has experienced significant volatility in its reserve projections for its commercial lines. This volatility has been primarily attributable to its commercial automobile and general liability product lines. On February 7, 2002, the Company announced it had decided to discontinue writing commercial lines insurance due to continued adverse claims development and unprofitable results. The Company has been settling and reducing its remaining inventory of commercial claims. See “Business Operations - “Discontinuance of Commercial Lines.” As of Mach 31, 2007, 70 runoff claims remained versus 73 at December 31, 2006. The average runoff claim reserve was approximately $197,000 per claim and $217,000 per claim at March 31, 2007 and December 31, 2006, respectively.

Unearned premiums increased primarily as a result of the growth in premium writings, mentioned previously.

Premiums payable and Commissions payable decreased due to a fronting reinsurance arrangement that is being phased out beginning in January 2007. These balances should continue to decline as the Company places the business with its insurance subsidiaries.

Cash overdraft is primarily comprised of outstanding claim checks which were classified in Drafts payable in previous presentations. The increase is due to the increase in claims settlements during the first quarter of 2007.

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

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of March 31, 2007:

	Payments due by period
	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
	(Amounts in thousands)
Unpaid C & CAE	$75,671	43,442	21,014	9,272	1,943
Subordinated debentures	43,000	—	—	—	43,000
Operating leases	12,015	2,202	3,755	2,542	3,516
Employment agreements	3,360	212	1,680	1,468	—
Sponsorship agreement	1,125	1,125	—	—	—
Drafts payable	864	810	54	—	—
Note payable	2,000	—	800	1,200	—

Total commitments	$138,035	47,791	27,303	14,482	48,459

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

These forward-looking statements reflect our current views, but they are based on assumptions and are subject to risks, uncertainties, and other variables which you should consider in making an investment decision, including (a) operational risks and other challenges associated with rapid growth into new and unfamiliar markets and states, (b) adverse market conditions, including heightened competition, (c) factors considered by A.M. Best in the rating of our insurance subsidiaries, and the acceptability of our current rating, or a future rating, to agents and customers; (d) our ability to adjust and settle the remaining claims associated with our exit from the commercial insurance business on terms consistent with our estimates and reserves, (e) the adoption or amendment of legislation, uncertainties in the outcome of litigation and adverse trends in litigation and regulation, (f) inherent uncertainty arising from the use of estimates and assumptions in decisions about pricing and reserves, (g) the effects on claims levels resulting from natural disasters and other adverse weather conditions, (h) the availability of reinsurance and our ability to collect reinsurance recoverables, (i) the availability and cost of capital, which may be required in order to implement our strategies, and (j) limitations on our ability to use net operating loss carryforwards. Please refer to the Company’s recent SEC filings, including the Annual Report on Form 10-K for the year ended December 31, 2006, for information regarding Risk Factors that could affect the Company’s results.

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

The durations of the investment portfolio, all of which is available for sale and not for trading purposes, were approximately 1.1 years and 1.4 year at March 31, 2007 and December 31, 2006, respectively. The Company’s market risks at March 31, 2007 have not materially changed from those identified at December 31, 2006.

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

During the quarter ended March 31, 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Securities Litigation

As reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, the lawsuit styled “Earl Culp, on behalf of himself, and all others similarly situated, Plaintiff, v. GAINSCO, INC., Glenn W. Anderson and Daniel J. Coots, Defendants” was resolved pursuant to a settlement approved on February 13, 2007.

Insurance Class Action Litigation

As previously reported, in the third quarter 2006, the Company and two subsidiaries were served with process in a purported class action styled Ruth R. Arbelo, Individually, and on behalf of all others similarly situated, v. GAINSCO, Inc., National Specialty Lines, Inc. and MGA Insurance Company, Inc., Case No. 2:06-cv-263-FtM-29DNF, filed in United States District Court of the Middle District of Florida, Ft. Meyers Division. The Compliant, as amended, alleged that the defendants violated certain provisions of Florida insurance laws with respect to the manner in which finance charges are imposed on Florida residents in connection with installment payments of insurance premiums. The Compliant sought damages in an unspecified amount in excess of $5 million and other relief.

The Company and its two subsidiaries moved for dismissal of the lawsuit on various grounds, including on the basis of the filed rate doctrine and the doctrine of primary jurisdiction. On April 9, 2007, the District Court issued an Opinion and Order granting the Company’s and its subsidiaries’ motion to dismiss without prejudice on the basis that the plaintiff was first required to seek relief from the Florida Office of Insurance Regulation. The plaintiff has filed a motion for reconsideration. The Company is unable to predict at this time the subsequent course of litigation or administrative appeal that might be pursued by the plaintiff.

Other Legal Proceedings

In the normal course of its operations, the Company is named as defendant in various legal actions seeking monetary damages, including cases involving allegations that the Company wrongfully denied claims and is liable for damages, in some cases seeking amounts significantly in excess of our policy limits. In the opinion of the Company’s management, based on information currently available, the ultimate liability, if any, resulting from the disposition of these claims will not have a material adverse effect on the Company’s consolidated financial position or results of operations. However, in view of the uncertainties inherent in such litigation, it is possible that the ultimate costs to the Company might exceed the reserves we have established by amounts that could have a material adverse effect on the Company’s future results of operations, financial condition and cash flows in a particular reporting period.

Item 4.	Submission of Matters to a Vote of Security Holders

An annual meeting of shareholders of the Company was held on May 10, 2007 in Dallas, Texas. All matters before shareholders at its annual meeting of shareholders were approved, including the election of directors to serve until the next annual meeting and until their successors are duly elected and qualified. The results of the voting were as follows:

24,913,645 outstanding shares of record on April 5, 2007.

Proposal 1. To elect a Board of Directors consisting of eight persons:

Election of Directors	For	Withheld
Glenn W. Anderson	24,570,128	32,394
Robert J. Boulware	24,575,185	27,337
John C. Goff	24,304,601	297,921
Joel C. Puckett	24,304,601	297,921
Sam Rosen	24,574,790	27,732
Robert W. Stallings	24,575,185	27,337
Harden H. Wiedemann	24,575,185	27,337
John H. Williams	24,574,790	27,732

Item 6.	Exhibits

(a)	Exhibits

*3.1	Restated Articles of Incorporation of Registrant as filed with the Secretary of State of Texas on July 24, 1986 [Exhibit 3.1, filed in Registration Statement No. 33-7846 on Form S-1, effective November 6, 1986].

*3.2	Articles of Amendment to the Articles of Incorporation as filed with the Secretary of State of Texas on June 10, 1988 [Exhibit 3.2, filed in Registration Statement No. 33-25226 on Form S-1, effective November 14, 1988].

*3.3	Articles of Amendment to Articles of Incorporation as filed with the Secretary of State of Texas on August 13, 1993 [Exhibit 3.6, Form 10-K dated March 25, 1994].

*3.4	Articles of Amendment to Articles of Incorporation as filed with the Secretary of State of Texas on November 10, 2005 [Exhibit 3.8, Form 8-K filed November 16, 2005].

*3.5	Statement of Resolution Establishing and Designating Series A Convertible Preferred Stock of Registrant as filed with the Secretary of State of the State of Texas on October 1, 1999 [Exhibit 99.18, Form 8-K dated June 29, 1999].

*3.6	Articles of Amendment to the Statement of Resolution Establishing and Designating the Series A Convertible Preferred Stock of Registrant as filed with the Secretary of State of Texas on January 21, 2005 [Exhibit 4.1, Form 8-K filed January 24, 2005].

*3.7	Bylaws of Registrant as amended through August 11, 2005. [Exhibit 3.8, Form 8-K dated August 9, 2005].

*4.1	Form of Common Stock Certificate [Exhibit 4.6, Form 10-K dated March 28, 1997].

*4.2	Agreement dated August 26, 1994 appointing Continental Stock Transfer & Trust Company transfer agent and registrar [Exhibit 10.28, Form 10-K dated March 30, 1995].

*4.3	Series B Common Stock Purchase Warrant dated as of October 4, 1999 between Registrant and Goff Moore Strategic Partners, L.P. (“GMSP”) [Exhibit 99.20, Form 8-K filed October 7, 1999].

*4.4	First Amendment to Series B Common Stock Purchase Warrant dated as of March 23, 2001 between Registrant and GMSP [Exhibit 99.22, Form 8-K/A filed March 30, 2001].

*4.5	Second Amendment to Series B Common Stock Purchase Warrant dated as of January 21, 2005 between Registrant and GMSP [Exhibit 10.10, Form 8-K filed January 24, 2005].

11.1	Statement regarding Computation of Per Share Earnings (the required information is included in Note 1(f) of Notes to Consolidated Financial Statements included in this Report and no separate statements is, or is required to be, filed as an Exhibit).

15.1	Awareness Letter of KPMG LLP. (1)

31.1	Section 302 Certification – Chief Executive Officer. (1)

31.2	Section 302 Certification – Chief Financial Officer. (1)

32.1	Certificate Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer. (2)

32.2	Certificate Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer. (2)

*	Exhibit has previously been filed with the Commission as an exhibit in the filing designated in brackets and is incorporated herein by this reference. Registrant’s file number for reports filed under the Securities Exchange Act of 1934 is 1-9828.
(1)	Filed herewith.
(2)	Furnished (but not filed) herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the Registrant as well as in his capacity as Chief Financial Officer.

GAINSCO, INC.

Date: May 15, 2007	By:	/s/ Daniel J. Coots
Daniel J. Coots
Senior Vice President, Treasurer and Chief Financial Officer

INDEX OF EXHIBITS

Exhibit No.	Description
*3.1	Restated Articles of Incorporation of Registrant as filed with the Secretary of State of Texas on July 24, 1986 [Exhibit 3.1, filed in Registration Statement No. 33-7846 on Form S-1, effective November 6, 1986].

*3.2	Articles of Amendment to the Articles of Incorporation as filed with the Secretary of State of Texas on June 10, 1988 [Exhibit 3.2, filed in Registration Statement No. 33-25226 on Form S-1, effective November 14, 1988].

*3.3	Articles of Amendment to Articles of Incorporation as filed with the Secretary of State of Texas on August 13, 1993 [Exhibit 3.6, Form 10-K dated March 25, 1994].

*3.4	Articles of Amendment to Articles of Incorporation as filed with the Secretary of State of Texas on November 10, 2005 [Exhibit 3.8, Form 8-K filed November 16, 2005].

*3.5	Statement of Resolution Establishing and Designating Series A Convertible Preferred Stock of Registrant as filed with the Secretary of State of the State of Texas on October 1, 1999 [Exhibit 99.18, Form 8-K dated June 29, 1999].

*3.6	Articles of Amendment to the Statement of Resolution Establishing and Designating the Series A Convertible Preferred Stock of Registrant as filed with the Secretary of State of Texas on January 21, 2005 [Exhibit 4.1, Form 8-K filed January 24, 2005].

*3.7	Bylaws of Registrant as amended through August 11, 2005. [Exhibit 3.8, Form 8-K dated August 9, 2005].

*4.1	Form of Common Stock Certificate [Exhibit 4.6, Form 10-K dated March 28, 1997].

*4.2	Agreement dated August 26, 1994 appointing Continental Stock Transfer & Trust Company transfer agent and registrar [Exhibit 10.28, Form 10-K dated March 30, 1995].

*4.3	Series B Common Stock Purchase Warrant dated as of October 4, 1999 between Registrant and Goff Moore Strategic Partners, L.P. (“GMSP”) [Exhibit 99.20, Form 8-K filed October 7, 1999].

*4.4	First Amendment to Series B Common Stock Purchase Warrant dated as of March 23, 2001 between Registrant and GMSP [Exhibit 99.22, Form 8-K/A filed March 30, 2001].

*4.5	Second Amendment to Series B Common Stock Purchase Warrant dated as of January 21, 2005 between Registrant and GMSP [Exhibit 10.10, Form 8-K filed January 24, 2005].

11.1	Statement regarding Computation of Per Share Earnings (the required information is included in Note 1(f) of Notes to Consolidated Financial Statements included in this Report and no separate statements is, or is required to be, filed as an Exhibit).

15.1	Awareness Letter of KPMG LLP. (1)

31.1	Section 302 Certification – Chief Executive Officer. (1)

31.2	Section 302 Certification – Chief Financial Officer. (1)

32.1	Certificate Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer. (2)

32.2	Certificate Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer. (2)

*	Exhibit has previously been filed with the Commission as an exhibit in the filing designated in brackets and is incorporated herein by this reference. Registrant’s file number for reports filed under the Securities Exchange Act of 1934 is 1-9828.
(1)	Filed herewith.
(2)	Furnished (but not filed) herewith.