Form 10-Q
period 2007-06-30
GAINSCO INC
filed 2007-08-14
CIK 786344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report under Section 13 or 15(d) of the

Securities Exchange Act of 1934

For Quarter Ended June 30, 2007	Commission File Number 1-9828

GAINSCO, INC.

(Exact name of registrant as specified in its charter)

Texas	75-1617013
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3333 Lee Parkway, Suite 1200, Dallas, Texas	75219
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(972) 629-4301

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

As of August 3, 2007 there were 24,996,850 shares of the registrant’s Common Stock ($.10 par value) outstanding.

GAINSCO, INC. AND SUBSIDIARIES

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Review Report of Independent Registered Public Accounting Firm	1

	Condensed Consolidated Balance Sheets as of June 30, 2007 (unaudited) and December 31, 2006	2

	Condensed Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2007 and 2006 (unaudited)	4

	Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Loss for the Six Months Ended June 30, 2007 (unaudited) and the Twelve Months Ended December 31, 2006	5

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2007 and 2006 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements June 30, 2007 and 2006 (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	35

Item 4.	Controls and Procedures	36

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	38

Item 6.	Exhibits	39

SIGNATURE 40

(i)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Review Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

GAINSCO, INC.:

We have reviewed the accompanying condensed consolidated balance sheet of GAINSCO, INC. and subsidiaries (the Company) as of June 30, 2007, the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2007 and 2006, the related condensed consolidated statement of shareholders’ equity and comprehensive loss for the six-month period ended June 30, 2007, and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2007 and 2006. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

/s/ KPMG LLP

Dallas, Texas

August 14, 2007

GAINSCO, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data)

	June 30, 2007 (unaudited)	December 31, 2006
Assets
Investments (note 1 and 2)
Fixed maturities:
Bonds available for sale, at fair value (amortized cost: $121,897 – 2007, $109,307 – 2006)	$121,192	108,929
Preferred stock, at fair value (cost: $718 – 2007, $0 – 2006)	713	—
Common stock, at fair value (cost: $367 – 2007, $0 – 2006)	353	—
Certificates of deposit, at fair value (amortized cost: $2,164 – 2007, $2,157 – 2006)	2,162	2,154
Short-term investments, at fair value (amortized cost: $53,242 – 2007, $79,769 – 2006)	53,220	79,737

Total investments	177,640	190,820
Cash	6,424	3,571
Accrued investment income (note 1)	1,536	1,591
Premiums receivable (net of allowance for doubtful accounts: $341 – 2007, $880 – 2006) (note 1)	43,077	48,232
Reinsurance balances receivable (net of allowance for doubtful accounts: $147 – 2007, $146 – 2006) (note 6)	2,657	1,207
Ceded unpaid claims and claim adjustment expenses (notes 1 and 6)	11,031	14,361
Deferred policy acquisition costs	9,373	9,631
Property and equipment (net of accumulated depreciation and amortization: $4,895 – 2007, $4,321 – 2006)	2,614	2,379
Current Federal income taxes (note 1)	57	—
Deferred Federal income taxes (net of valuation allowance: $16,742 – 2007, $15,516 – 2006) (note 1)	10,284	10,346
Other assets	6,763	6,585
Goodwill	609	609

Total assets	$272,065	289,332

(continued)

GAINSCO, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data)

	June 30, 2007 (unaudited)	December 31, 2006

Liabilities and Shareholders’ Equity
Liabilities:
Unpaid claims and claim adjustment expenses (note 1)	$71,063	77,898
Unearned premiums (note 1)	52,183	53,878
Premiums payable	3,741	6,928
Commissions payable	3,430	4,820
Accounts payable	5,525	4,858
Reinsurance balances payable	2,218	3,692
Drafts payable	622	881
Note payable (note 4)	2,000	2,000
Subordinated debentures (note 5)	43,000	43,000
Current Federal income taxes (note 1)	—	1
Other liabilities	1,168	880
Cash overdraft	5,964	5,760

Total liabilities	190,914	204,596

Shareholders’ Equity (note 8):
Common stock ($.10 par value, 62,500,000 shares authorized, 25,108,581 shares issued and 24,996,850 shares outstanding at June 30, 2007, and 24,993,013 shares issued and 24,924,825 shares outstanding at December 31, 2006)	2,511	2,499
Additional paid-in capital	151,304	151,093
Retained deficit	(71,223)	(67,937)
Accumulated other comprehensive loss (note 3)	(494)	(273)
Treasury stock, at cost (111,731 shares at June 30, 2007, and 68,188 shares at December 31, 2006) (note 1)	(947)	(646)

Total shareholders’ equity	81,151	84,736

Commitments and contingencies (note 12)
Total liabilities and shareholders’ equity	$272,065	289,332

See accompanying review report of KPMG LLP and notes to unaudited condensed consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenues:
Net premiums earned (notes 1 and 6)	$50,970	47,362	102,433	86,120
Net investment income	2,294	1,570	4,716	3,078
Net realized gains (losses) (notes 1 and 2)	32	—	32	(4)
Agency revenues (note 1)	3,407	2,964	6,714	5,781
Other (expense) income, net	(62)	130	(10)	101

Total revenues	56,641	52,026	113,885	95,076

Expenses:
Claims and claims adjustment expenses (notes 1 and 6)	38,453	33,005	81,679	59,918
Policy acquisition costs	7,332	7,640	15,141	14,336
Underwriting and operating expenses	9,777	8,717	18,133	17,134
Interest expense, net (notes 4 and 5)	1,018	563	2,041	1,023

Total expenses	56,580	49,925	116,994	92,411

Income (loss) before Federal income taxes	61	2,101	(3,109)	2,665
Federal income taxes:
Current expense (note 1)	1	78	1	79
Deferred expense (benefit)	796	(659)	176	(826)

Total tax expense (benefit)	797	(581)	177	(747)

Net (loss) income	(736)	2,682	(3,286)	3,412

Net (loss) income available to common shareholders	$(736)	2,682	(3,286)	1,574

(Loss) income per common share (notes 1 and 9):
Basic	$(.03)	.12	(.13)	.07

Diluted	$(.03)	.12	(.13)	.07

See accompanying review report of KPMG LLP and notes to unaudited condensed consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Loss

(Amounts in thousands)

	Six months ended June 30, 2007 (unaudited)		Twelve months ended December 31, 2006
Common stock:
Balance at beginning of period	$2,499		2,022
Stock issued	12		477

Balance at end of period	$2,511		2,499

Additional paid-in capital:
Balance at beginning of period	$151,093		132,309
Common stock issued	—		17,675
Issuance of restricted common stock	(12)		(34)
Amortization of unearned compensation	66		132
Restricted common stock units	160		1,210
Costs associated with common stock issuance	(3)		(199)

Balance at end of period	$151,304		151,093

Retained deficit:
Balance at beginning of period	$(67,937)		(77,487)
Net (loss) income	(3,286)	(3,286)	11,388	11,388
Redemption of series A preferred stock	—		(1,440)
Accrued dividends – redeemable preferred shares	—		(362)
Accretion of discount on redeemable preferred shares	—		(36)

Balance at end of period	$(71,223)		(67,937)

Accumulated other comprehensive loss
Balance at beginning of period	$(273)		(208)
Unrealized losses on securities, net of reclassification adjustment, net of tax (note 3)	(221)	(221)	(65)	(65)

Comprehensive (loss) income		(3,507)		11,323

Balance at end of period	$(494)		(273)

Treasury stock
Balance at beginning of period	$(646)		(646)
Purchase of treasury stock	(301)		—

Balance at end of period	$(947)		(646)

Total shareholders’ equity at end of period	$81,151		84,736

See accompanying review report of KPMG LLP and notes to unaudited condensed consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Six months ended June 30,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$(3,286)	3,412
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Depreciation and amortization	385	325
Non-cash compensation expense	225	838
Realized (gains) losses (excluding impairments)	(32)	4
Deferred Federal income tax benefit	176	(826)
Change in accrued investment income	55	(39)
Change in premiums receivable	5,155	(17,154)
Change in reinsurance balances receivable	(1,450)	148
Change in ceded unpaid claims and claim adjustment expenses	3,330	5,262
Change in deferred policy acquisition costs	258	(3,688)
Change in other assets	(213)	(681)
Change in unpaid claims and claim adjustment expenses	(6,835)	3,091
Change in unearned premiums	(1,695)	15,291
Change in premiums payable	(3,187)	2,809
Change in commissions payable	(1,390)	1,675
Change in accounts payable	(1,507)	180
Change in reinsurance balances payable	(1,474)	3,509
Change in drafts payable	(259)	58
Change in other liabilities	288	(202)
Excess tax benefits from share-based payment arrangements	(1)	—
Change in current Federal income taxes	(57)	70

Net cash (used for) provided by operating activities	$(11,514)	14,082

(continued)

GAINSCO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Six months ended June 30,
	2007	2006
Cash flows from investing activities:
Bonds available for sale:
Sold	$9,567	1,854
Matured	8,500	1,011
Purchased	(30,409)	(20,818)
Certificates of deposit matured	200	300
Certificates of deposit purchased	(200)	(200)
Preferred stock purchased	(718)	—
Common stock purchased	(367)	—
Securities purchased but not settled	2,174	—
Net change in short term investments	26,527	(3,751)
Property and equipment purchased	(808)	(542)

Net cash provided by (used for) investing activities	14,466	(22,146)

Cash flows from financing activities:
Issuance of subordinated debentures	—	23,671
Costs associated with issuance of restricted common stock	(3)	(9)
Excess tax benefits from share-based payment arrangements	1	—
Purchase of treasury stock	(301)	(646)
Dividend payment on redeemable preferred stock	—	(362)
Redemption of preferred stock	—	(18,120)
Net change in cash overdraft	204	806

Net cash (used for) provided by financing activities	(99)	5,340

Net increase (decrease) in cash	2,853	(2,724)
Cash at beginning of period	3,571	8,283

Cash at end of period	$6,424	5,559

Supplemental disclosures of non-cash financing activities:

115,568 and 235,394 of common stock were issued during the six months ended June 30, 2007 and 2006, respectively, relating to performance share agreement (see notes 8 and 10).

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

Bonds available for sale, preferred stock, common stock, certificates of deposit and short-term investments are stated at fair value. Fair values of investments, disclosed in Note 2, are based on prices quoted in the most active market for each security. If quoted prices are not available, fair value is estimated based on the fair value of comparable securities, discounted cash flow models or similar methods. Premiums and discounts on mortgage-backed securities and asset back-backed securities are amortized over a period based on estimated future principal payments, including prepayments. Prepayment assumptions are reviewed periodically and adjusted to reflect actual prepayments and changes in expectations. The most significant determinants of prepayments are the differences between interest rates on the underlying mortgages, or underlying securities, and the current mortgage loan rates, as well as the structure of the security. Other factors affecting prepayments include the size, type and age of underlying securities, the geographic location of the mortgaged properties and the credit worthiness of the borrowers. Variations from anticipated prepayments will affect the life and yield of these securities. Certain of our mortgage-backed securities are collaterized by residential mortgage loans that are considered sub-prime. The book value of these securities backed by sub-prime mortgage collateral totaled $2,108,000 at June 30, 2007. All of our sub-prime securities are rated investment grade. No downgrades have been experienced on any of these holdings since purchase.

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

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(See accompanying review report of KPMG LLP)

(Unaudited)

Accrued investment income is the interest earned on securities which has been recognized in the results of operations, but the cash has not been received from the various security issuers. This accrual is based on the terms of each of the various securities and uses the “scientific interest method” for amortizing the premium and accruing the discounts. Realized gains (losses) on securities are computed based upon the “specific identification” method on trade date and include write downs on securities considered to have other than temporary declines in fair value.

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

As of June 30, 2007, the Company had $60,032,000 in net unpaid claims and claim adjustment expenses (“C & CAE”) (Unpaid C & CAE of $71,063,000 less Ceded unpaid C & CAE of $11,031,000). This amount represents management’s best estimate, as derived from the actuarial analysis by an independent actuary. The significant operational changes we have recently made in the nonstandard personal auto claims adjustment process and changing claims trends increase the uncertainties which exist in the estimation process and could lead to inaccurate estimates of claim and claim adjustment expense.

As of June 30, 2007 and December 31, 2006, in respect of its runoff lines, the Company had $11,613,000 and $15,864,000, respectively, in net unpaid C & CAE. Historically, the Company has experienced significant volatility in its reserve projections for its commercial lines. This volatility has been primarily attributable to its commercial automobile and general liability product lines. On February 7, 2002, the Company announced it had decided to discontinue writing commercial lines insurance due to continued adverse claims development and unprofitable results. The runoff lines recorded favorable development of approximately $800,000 in the second quarter of 2007, $0 in the second quarter of 2006, $2,200,000 in the first six months of 2007 and $1,500,000 during the first six months of 2006. The Company has been settling and reducing its remaining inventory of commercial claims. As of June 30, 2007, 57 runoff claims remained versus 73 at December 31, 2006. The average runoff claim reserve was approximately $204,000 per claim and $217,000 per claim at June 30, 2007 and December 31, 2006, respectively.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(See accompanying review report of KPMG LLP)

(Unaudited)

(e)	Revenue Recognition and Premiums Receivable

Premiums and policy fees are recognized as earned on a pro rata basis over the period the Company is at risk under the related policy. Agency revenues are primarily fees charged on insured balances. These fees are earned over the terms of the underlying policies. Unearned premiums represent the portion of premiums written and policy fees which are applicable to the unexpired terms of policies in force. Premiums receivable consist of balances owed for coverages written with the Company. The Company ages the premiums receivable balance to establish an allowance for doubtful accounts based on prior experience.

(f)	Federal Income Taxes

The Company and its subsidiaries file a consolidated Federal income tax return. Deferred income tax items are accounted for under the “asset and liability” method which provides for temporary differences between the carrying amounts for financial statement purposes and for tax purposes, primarily deferred policy acquisition costs, the discount on unpaid claims and claim adjustment expenses for tax, net operating loss carryforwards and the nondeductible portion of the change in unearned premiums. The Company paid Federal income taxes of $58,000 and $9,000 for the six months ended June 30, 2007 and 2006, respectively.

As of June 30, 2007 the Company has net operating loss carryforwards for tax purposes aggregating $66,968,000. These net operating loss carryforwards of $13,451,000, $33,950,000, $13,687,000, $633,000 and $5,247,000, if not utilized, will expire in 2020, 2021, 2022, 2023 and 2027, respectively. The tax benefit of the net operating loss carryforwards is $22,769,000, which is calculated by applying the Federal statutory income tax rate of 34% against the net operating loss carryforwards of $66,968,000. The $5,247,000 that will expire in 2027 was generated in the first six months ended June 30, 2007.

The Company currently has a partial valuation allowance for its net operating loss carryforwards. FASB Statement No. 109, “Accounting for Income Taxes,” requires positive evidence, such as taxable income over a three-year period and other available objective and subjective evidence, for management to conclude that it is “more likely than not” that a portion or all of the deferred tax assets will be realized.

If the Company should fail to have cumulative taxable income over a three-year period or if other circumstances change, so as to cause management to conclude that further realization of the deferred tax asset is no longer more likely than not, the valuation allowance would increase, possibly up to the full amount of the deferred tax asset.

For the quarter ended June 30, 2007, the Company did not further reduce the partial valuation allowance in light of the fact that it realized a taxable loss in the second quarter. As of June 30, 2007 and December 31, 2006, the net deferred tax asset before valuation allowance was $27,026,000 and $25,862,000, and the valuation allowance was $16,742,000 and $15,516,000, respectively.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(See accompanying review report of KPMG LLP)

(Unaudited)

The Company adopted the provisions of FASB Interpretation (“FIN”) No. 48 on January 1, 2007. As a result, the Company recognized no additional liability or reduction in deferred tax asset for unrecognized tax benefits. If there was an adjustment related to implementation of FIN 48, there would be a reduction to the deferred tax assets and a corresponding reduction to the valuation allowance, resulting in no net effect on accumulated deficit. If any unrecognized benefit would be recognized, it would not have a material affect on the Company’s effective tax rate since it is subject to a partial valuation allowance. The Company is no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years prior to 2003.

(g)	Earnings Per Share

Earnings per share (“EPS”) are based on a weighted average of the number of common shares outstanding during the year. Basic and diluted EPS is computed by dividing income available to common shareholders by the weighted average of number of common shares outstanding for the period. For the period ended June 30, 2007, the weighted average shares outstanding, which were utilized in the calculation of basic earnings per share, differ from the weighted average shares outstanding utilized in the calculation of diluted earnings per share due to the effect of dilutive restricted stock units under the Company’s Long-Term Incentive Compensation Plan – see Note 9.

(h)	Accounting Pronouncements

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of Statement No. 115.” Statement No. 159 permits a company to choose, at specified election dates, to measure at fair value certain eligible financial assets and liabilities that are not currently required to be measured at fair value. The specified election dates include, but are not limited to, the date when an entity first recognizes the item, when an entity enters into a firm commitment or when changes in the financial instrument causes it to no longer qualify for fair value accounting under a different accounting standard. An entity may elect the fair value option for eligible items that exist at the effective date. At that date, the difference between the carrying amounts and the fair values of eligible items for which the fair value option is elected should be recognized as a cumulative effect adjustment to the opening balance of retained earnings. The fair value option may be elected for each entire financial instrument, but need not be applied to all similar instruments. Once the fair value option has been elected, it is irrevocable. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. Statement No. 159 is effective as of the beginning of fiscal years that begin after November 15, 2007. Management is currently evaluating the impact, if any, the adoption Statement No. 159 will have on our consolidated results of operations.

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

In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of Statements No. 133 and 140”. Statement No. 155 (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (v) amends Statement No. 140 to eliminate the exemption from applying the requirements of Statement No. 133 on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. Statement No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006 (the fiscal year beginning January 1, 2007 for the Company). All securities acquired on or after January 1, 2007 are separately analyzed and accounted for in accordance with the new guidance. The Company adopted SFAS No. 155 as of January 1, 2007 and has determined there has been no impact on its consolidated financial position or results of operations and financial condition.

(i)	Treasury Stock

The Company records treasury stock in accordance with the “cost method” described in Accounting Principles Board Opinion 6. The Company held 111,731 and 68,188 shares of Common Stock as treasury stock at June 30, 2007 and December 31, 2006, respectively.

(j)	Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation – see note 7.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(See accompanying review report of KPMG LLP)

(Unaudited)

(2)	Investments

The net unrealized losses on investments at June 30, 2007 and December 31, 2006 are set forth in the following table:

	June 30, 2007		December 31, 2006
	(Amounts in thousands)
Investments:	Balance	% of Equity	Balance	% of Equity
Net unrealized loss	$(748)	(.92%)	(413)	(.49%)
Deferred tax benefit	254.31%		140.17%

Net unrealized loss	$(494)	(.61%)	(273)	(.32%)

The following schedule summarizes the gross unrealized losses showing the length of time that investments have been continuously in an unrealized loss position as of June 30, 2007:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts in thousands)
US Treasury	$899	2	6,479	61	7,378	63
US government agencies	1,450	1	2,978	22	4,428	23
Corporate bonds	37,342	230	26,520	187	63,862	417
Asset backed	8,654	15	1,988	23	10,642	38
Mortgage backed	20,837	146	7,951	67	28,788	213
Preferred stocks	233	10	—	—	233	10
Common stocks	353	14	—	—	353	14
Certificates of deposit	1,707	3	—	—	1,707	3
Short term investments	7,756	4	—	—	7,756	4

Total temporarily impaired securities	$79,231	425	45,916	360	125,147	785

Fair value of investment securities changes is primarily the result of interest rate fluctuations and they comprise less than 1% of Total shareholders’ equity. The Company expects to receive all interest and principal payments on these investments according to their contractual terms. The unrealized losses shown in the table above are considered temporary. The unrealized losses on the above mortgage-backed and asset-backed securities are primarily due to increases in market interest rates subsequent to their purchase by the Company. The Company expects the fair value of these securities to recover as the securities approach their maturity dates or sooner if market yields for such securities decline. At this time, the Company has the ability and it is the Company’s intent to fully recover the principal, which could require the Company to hold these securities until their maturity. At June 30, 2007 and December 31, 2006, the Company’s investment portfolio had fifty-nine (59) and fifty-one (51) securities with gross unrealized losses totaling $360,000 and $442,000 the maturities of which were in excess of 12 months, respectively. No single issuer had a gross unrealized loss position greater than $65,000 or 9.3% and $34,000 or 6.3% of its original cost, respectively.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(See accompanying review report of KPMG LLP)

(Unaudited)

Proceeds from the sale of bond securities approximated $6,763,000 and $1,046,000 for the three months ended June 30, 2007 and 2006, respectively and $9,567,000 and $1,854,000 for the six months ended June 30, 2007 and 2006, respectively. There were no sales of other investments in any of the periods presented.

Gross gains of $32,000 were realized on bond sales for the three and six months ended June 30, 2007. Gross losses of $2,000 were realized on bond sales for the six months ended June 30, 2006. Gross losses of $2,000 were realized on short-term investments for the six months ended June 30, 2006. There were no realized gains or losses on investments for the three months ended June 30, 2006.

(3)	Accumulated Other Comprehensive Loss

The following schedule presents the components of the change in accumulated other comprehensive loss:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(Amounts in thousands)
Unrealized losses on securities:
Unrealized holding loss during period	$(513)	(236)	(304)	(525)
Less: Reclassification adjustment for amounts included in net income for realized gains (losses)	32	—	32	(4)

Other comprehensive loss before Federal income taxes	(545)	(236)	(336)	(521)

Federal income tax benefit	185	80	115	177

Other comprehensive loss	$(360)	(156)	(221)	(344)

(4)	Note Payable

In September 2005, the Company entered into a credit agreement with a commercial bank providing for term loans of up to $10 million in the aggregate. Proceeds from the term loan advances may be used for working capital. The Company received advances of $500,000 in 2005 and $1,500,000 in 2006. The Company may request advances until September 30, 2007. Interest, payable monthly, will accrue on any outstanding principal balance at a floating rate equal to the 3 month London Interbank Offered Rate plus a margin (currently 2.00%) determined by the consolidated net worth of the Company and earnings before interest, taxes, depreciation and amortization for the preceding four calendar quarters. The outstanding principal balance is payable in equal quarterly installments commencing on October 1, 2007 based on a 60-month amortization schedule, with the balance of the loan payable in full on or before September 30, 2010. The outstanding balance at June 30, 2007 and December 31, 2006 was $2,000,000. Interest expense of $37,000 and $9,000 was recorded for the three months ended June 30, 2007 and 2006, respectively, and $73,000 and $18,000 for the six months ended June 30, 2007 and 2006, respectively.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(See accompanying review report of KPMG LLP)

(Unaudited)

(5)	Subordinated Debentures

In January 2006, GAN issued $25,000,000 of 30-year subordinated debentures. They require quarterly interest payments at a floating interest rate equal to the 3-month LIBOR (London Interbank offered rate for U.S. dollar deposits) plus a margin of 3.85%. They will mature on March 31, 2036 and are redeemable at GAN’s option beginning after March 31, 2011, in whole or in part, at the liquidation amount of $1,000 per debenture. The net proceeds of the offering were used to redeem the outstanding Series A Preferred Stock, to provide $5,000,000 of capital to the insurance companies and the balance for general corporate purposes. For the three months ended June 30, 2007 and 2006, the Company recorded net interest expense of $576,000 and $554,000, respectively, and $1,153,000 and $1,005,000 for the six months ended June 30, 2007 and 2006, respectively.

In December 2006, GAN issued $18,000,000 of 30-year subordinated debentures. They require quarterly interest payments at a floating interest rate equal to the 3-month LIBOR (London Interbank offered rate for U.S. dollar deposits) plus a margin of 3.75%. They will mature on March 15, 2037 and are redeemable at GAN’s option beginning after March 15, 2012, in whole or in part, at the liquidation amount of $1,000 per debenture. The net proceeds of the offering are intended to be used for general corporate purposes. The Company recorded net interest expense of $405,000 and $815,000 for the three months and six months ended June 30, 2007, respectively.

(6)	Reinsurance

The amounts deducted in the Unaudited Condensed Consolidated Statements of Operations for reinsurance ceded for the three months and six months ended June 30, 2007 and 2006, respectively, are set forth in the following table.

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(Amounts in thousands)
Premiums earned – nonstandard personal auto	$233	296	561	665

Claims and claim adjustment expenses (recovered) incurred – nonstandard personal auto	$(27)	(13)	(7)	46

Claims and claim adjustment expenses (recovered) incurred – runoff	$(175)	(98)	(1,479)	(1,387)

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

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(See accompanying review report of KPMG LLP)

(Unaudited)

Effective December 31, 2000, the Company entered into a reserve reinsurance cover agreement with a non-affiliated reinsurer. This agreement reinsures the Company’s ultimate net aggregate liability in excess of $32,500,000 up to an aggregate limit of $89,650,000 for net commercial auto liability losses and loss adjustment expense incurred but unpaid as of December 31, 2000. At June 30, 2007 and December 31, 2006, deferred reinsurance gains of $143,000 and $144,000, respectively, have been recorded in Other liabilities. For the second quarter and the first six months of 2007, $1,000 were recorded in Other income. For the second quarter and the first six months of 2006, $141,000 and $148,000, respectively, were recorded in Other income. Since its inception at December 31, 2000, $8,907,000 has been recorded in Other income, which represents the reserve development under the reserve reinsurance cover agreement. The remaining deferred gain will be recognized in income in future periods based upon the ratio of claims paid in the $57,150,000 layer to the total of the layer. The reinsurer remains responsible for reimbursing the Company for claim payments covered under this agreement.

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

For periods prior to September 30, 2006, certain cash overdrafts were netted with Cash and certain other cash overdrafts were classified as Drafts payable. During the third quarter of 2006, it was determined that all of these amounts should have been presented as cash overdraft (liability). Prior period amounts in the accompanying unaudited condensed consolidated financial statements have been adjusted to properly classify these items. The effect of this change on the Unaudited Condensed Consolidated Balance Sheet as of June 30, 2006 was inconsequential, changing total assets and total liabilities by less than 0.5%. The nature of this adjustment resulted in related adjustments to certain cash flow items. Management believes that the changes in the Consolidated Statement of Cash Flows for the periods ended June 30, 2006 and December 31, 2005 are immaterial relative to the financial statements taken as a whole.

A comparison of amounts previously reported and currently reported in the unaudited Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2006 is as follows:

	As previously reported	Adjustment	As revised
	(Amounts in thousands)
Net cash provided by operating activities	$14,975	(893)	14,082

Net cash provided by financing activities	$4,534	806	5,340

Net decrease in cash	$(2,629)	(95)	(2,724)

Cash at beginning of period	$8,111	172	8,283

Cash at end of period	$5,482	77	5,559

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(See accompanying review report of KPMG LLP)

(Unaudited)

(8)	Redeemable Preferred Stock and Shareholders’ Equity

The Company has authorized 62,500,000 shares of common stock, par value $.10 per share (the “Common Stock”). Of the authorized shares of Common Stock, 25,108,581 were issued and 24,996,850 were outstanding as of June 30, 2007 and as of December 31, 2006, 24,993,013 shares were issued and 24,924,825 shares were outstanding. As of June 30, 2007 and December 31, 2006, the Company held 111,731 and 68,188 shares of Common Stock as treasury stock with a cost basis of $8.48 and $9.48, respectively.

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

As of June 30, 2007 and December 31, 2006, Goff Moore Strategic Partners, LP (“GMSP”) owns approximately 33% of the outstanding Common Stock, Robert W. Stallings owns approximately 22% and James R. Reis beneficially owns approximately 11%.

The table below presents the changes in the number of shares for each period presented:

Shares outstanding at December 31, 2005	20,225,574
Share activity:
Stock issued with rights offering	4,532,045
Stock issued with performance shares	235,394
Treasury stock	(68,188)

Shares outstanding at December 31, 2006	24,924,825
Stock issued with performance shares	115,568
Treasury stock	(43,543)

Shares outstanding at June 30, 2007	24,996,850

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(See accompanying review report of KPMG LLP)

(Unaudited)

(9)	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(Amounts in thousands, except per share amounts)
Numerator
Net (loss) income	$(736)	2,682	(3,286)	3,412
Preferred stock dividends	—	—	—	(362)
Accretion of discount on preferred stock	—	—	—	(1,476)

Numerator for basic earnings per share – income available to common shareholders	$(736)	2,682	(3,286)	1,574

Effect of dilutive securities:
Preferred stock dividends	$—	—	—	362
Accretion of discount on preferred stock	—	—	—	1,476

	—	—	—	1,838

Numerator for diluted earnings per share – income available to common shareholders after assumed conversions	$(736)	2,682	(3,286)	3,412

Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	24,955	21,960	24,943	21,899

Effect of dilutive securities:
Restricted stock units	—	5	—	5

Dilutive potential common shares	—	5	—	5

Denominator for diluted earnings per share – adjusted weighted average shares outstanding & assumed conversions	24,955	21,965	24,943	21,904

Basic earnings per share	$(.03)	.12	(.13)	.07

Diluted earnings per share *	$(.03)	.12	(.13)	.07

*	The effect of restricted stock units caused diluted earnings per share to be antidilutive for the 2006 periods presented; therefore, diluted earnings per share is reported the same as basic earnings per share. Weighted average shares for all periods presented have been adjusted for the rights offering in November 2006. Options can be exercised to purchase an aggregate of 82,000 shares of Common Stock. Warrants can be exercised to purchase an aggregate of 388,000 shares of Common Stock. Options and warrants are convertible or exercisable at prices in excess of the price of the Common Stock on June 30, 2007.

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

There were 1,211,000 RSU’s granted in 2005 by the Compensation Committee of the Board of Directors, with 20% vesting available in each year beginning with 2006 through 2010, assuming the completion of the related service period and achievement of specific applicable performance levels. The Company recognizes compensation expense for awards based on the probability that the related service period and performance level will be achieved depending on the relative satisfaction of the performance level based upon performance to date. Pursuant to the RSU’s awarded in 2005, 210,000 shares of common stock were issued to certain key employees in May 2006, at a fair value of $9.74 per share, and 116,000 shares of common stock were issued to the same key employees in May 2007, at a fair value of $6.69 per share. For the three months ended June 30, 2007 and 2006, $14,000 and $395,000, respectively, was recognized as compensation expense. For the six months ended June 30, 2007 and 2006, $154,000 and $699,000, respectively, was recognized as compensation expense. The related compensation cost for both the restricted stock and RSU’s is recorded in the Underwriting and operating expenses line item, consistent with other compensation to these individuals. As of June 30, 2007, 75,000 of the RSU’s granted in 2005 expired and were terminated under provisions of one agreement with one of the key employees whose employment with the Company terminated in June 2007. As of June 30, 2007, unrecognized expense related to nonvested 2005 Plan awards granted in 2005 totaled $6,127,000 (810,000 RSU’s), which could be recognized over a period of two years and six months, assuming the completion of the related service period and achievement of specific applicable performances levels and in accordance with the provisions of SFAS No. 123R. As a result of the modification of vesting methodology approved in September 2006, the fair value used for determining compensation cost for awards “not probable” (per SFAS No. 123R) of meeting the performance level criteria prior to date of modification is $7.75 per share (the closing price of our Common Stock on the date of modification approval). The 2005 Plan will terminate on December 31, 2010, unless it is terminated earlier by the Board.

Under the 2005 Plan there were 25,000 RSU’s granted in November 2006 by the Compensation Committee, with 40% vesting available in 2008 and 30% vesting available in 2009 and in 2010, assuming the completion of the related service period and achievement of specific applicable performance levels. As of June 30, 2007, unrecognized expense related to nonvested 2005 Plan awards granted in 2006 totaled $163,000 (25,000 RSU’s), which could be recognized over a period of two years and six months, assuming the completion of the related service period and achievement of specific applicable performance levels and in accordance with the provisions of SFAS No. 123R. The closing price of our Common Stock on the date of this grant was $6.68 per share. For the six months ended June 30, 2007, $4,000 was recognized as compensation expense.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(See accompanying review report of KPMG LLP)

(Unaudited)

In May 2006, 25,500 shares of restricted stock were granted by the Board of Directors to the non-employee directors, at a fair value of $8.59 per share. These shares vested on January 2, 2007 with all related compensation expense recognized in 2006. As of June 30, 2007, there was no compensation expense for the restricted stock recorded. For the three and six months ended June 30, 2006, $73,000 was recognized as compensation expense.

At June 30, 2007, the Company had one plan under which options to purchase shares of GAN’s common stock could be granted: the 1998 Long-Term Incentive Plan (“98 Plan”). The 1995 Stock Option Plan was approved by the shareholders in May 1996 and terminated in May 2006. There were no shares outstanding under this Plan at June 30, 2007. The 98 Plan was approved by the shareholders on July 17, 1998, and the aggregate number of shares of common stock that may be issued under the 98 Plan is limited to 250,000, and options to purchase 82,000 shares were outstanding under this Plan at June 30, 2007.

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

The following tables present a summary of segment profit (loss) for the three months ended June 30, 2007 and 2006:

	Three months ended June 30, 2007
	Nonstandard Personal Auto Lines	Runoff Lines	Other	Total
	(Amounts in thousands)
Gross premiums written	$42,835	—	—	42,835

Net premiums earned	$50,970	—	—	50,970
Net investment income	751	148	1,395	2,294
Net realized gains	—	—	32	32
Agency revenues	3,407	—	—	3,407
Other expense, net	(62)	—	—	(62)
Expenses, excluding interest expense	(53,971)	641	(2,232)	(55,562)
Interest expense, net	—	—	(1,018)	(1,018)

Income (loss) before Federal income taxes	$1,095	789	(1,823)	61

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(See accompanying review report of KPMG LLP)

(Unaudited)

	Three months ended June 30, 2006
	Nonstandard Personal Auto Lines	Runoff Lines	Other	Total
	(Amounts in thousands)
Gross premiums written	$46,873	—	—	46,873

Net premiums earned	$47,362	—	—	47,362
Net investment income	555	248	767	1,570
Agency revenues	2,964	—	—	2,964
Other (expense) income, net	(11)	140	1	130
Expenses, excluding interest expense	(46,919)	(150)	(2,293)	(49,362)
Interest expense, net	—	—	(563)	(563)

Income (loss) before Federal income taxes	$3,951	238	(2,088)	2,101

The following tables present a summary of segment profit (loss) for the six months ended June 30, 2007 and 2006:

	Six months ended June 30, 2007
	Nonstandard Personal Auto Lines	Runoff Lines	Other	Total
	(Amounts in thousands)
Gross premiums written	$101,298	—	—	101,298

Net premiums earned	$102,433	—	—	102,433
Net investment income	1,553	327	2,836	4,716
Net realized gains	—	—	32	32
Agency revenues	6,714	—	—	6,714
Other expense, net	(10)	—	—	(10)
Expenses, excluding interest expense	(112,797)	1,789	(3,945)	(114,953)
Interest expense, net	—	—	(2,041)	(2,041)

(Loss) income before Federal income taxes	$(2,107)	2,116	(3,118)	(3,109)

	Six months ended June 30, 2006
	Nonstandard Personal Auto Lines	Runoff Lines	Other	Total
	(Amounts in thousands)
Gross premiums written	$102,075	—	—	102,075

Net premiums earned	$86,120	—	—	86,120
Net investment income	880	582	1,616	3,078
Net realized losses	—	—	(4)	(4)
Agency revenues	5,781	—	—	5,781
Other (expense) income, net	(48)	148	1	101
Expenses, excluding interest expense	(88,504)	1,116	(4,000)	(91,388)
Interest expense, net	—	—	(1,023)	(1,023)

Income (loss) before Federal income taxes	$4,229	1,846	(3,410)	2,665

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(See accompanying review report of KPMG LLP)

(Unaudited)

(12)	Commitments and Contingencies

Insurance Class Action Litigation

The Company and two subsidiaries were named as defendents in a purported class action styled Ruth R. Arbelo, Individually, and on behalf of all others similarly situated, v. GAINSCO, Inc., et al., filed in United States District Court of the Middle District of Florida, Ft. Meyers Division. The Complaint, as amended, alleged that the defendants violated certain provisions of Florida insurance laws with respect to the manner in which finance charges are imposed on Florida residents in connection with installment payments of insurance premiums. The Complaint sought damages in an unspecified amount in excess of $5 million and other relief.

Pursuant to a motion filed by the Company and its two subsidiaries, the Complaint was dismissed without prejudice on the basis that the plaintiff was first required to seek relief from the Florida Office of Insurance Regulation. The plaintiff’s motion for reconsideration of the dismissal was denied on June 5, 2007, and, to the Company’s knowledge, no appeal of that decision was filed.

MGA is the defendant in a purported class action filed on May 25, 2007 in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida styled MD Readers, Inc. (a/a/o Jose Asensi) and all others similarly situated v. MGA Insurance Company, Inc., Case No. 07-12036-25. The Complaint alleges that MGA has failed to pay the named Plaintiff the appropriate amounts in reimbursements for MRI reading, and that MGA should be liable to all similarly situated MRI providers. MGA disagrees with the allegations and intends to defend the case vigorously.

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

Off-balance-sheet-risk

The Company does not have any financial instruments where there is off-balance-sheet-risk of accounting loss due to credit or market risk. There is credit risk in the premiums receivable and reinsurance balances receivable of the Company. At June 30, 2007 and December 31, 2006, the Company did not have any claims receivables that were material with regard to shareholders’ equity.

(13)	Subsequent Events

On August 13, 2007, the Company and MGA entered into definitive agreements to sell General Agents to Montpelier Re U.S. Holdings Ltd., a subsidiary of Montpelier Re Holdings Ltd. (NTSE: MRH), for $4.75 million, subject to possible adjustments, plus policyholders’ surplus the remains in General Agents at closing. The Company expects to record a gain on sale of approximately $4.5 million, subject to possible adjustments to the purchase price, and the net proceeds are expected to be contributed to policyholders’ surplus of MGA. The sale is subject to regulatory approvals of the insurance departments of Oklahoma and Texas and other customary conditions and, subject to the satisfaction of those conditions, it is expected to close during the fourth quarter. The Company’s ongoing nonstandard personal automobile business continues to be written through MGA.

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

The following table presents selected financial information in thousands of dollars:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Gross premiums written	$42,835	46,873	101,298	102,075

Net premiums earned	$50,970	47,362	102,433	86,120

Income (loss) before Federal income taxes	$61	2,101	(3,109)	2,665

Federal income tax expense (benefit)	$797	(581)	177	(747)

Net (loss) income	$(736)	2,682	(3,286)	3,412

Net (loss) income available to common shareholders	$(736)	2,682	(3,286)	1,574

GAAP C & CAE ratio (1)	75.4%	69.7%	79.7%	69.6%

GAAP Expense ratio (2) (3)	25.3%	25.9%	24.3%	27.8%

GAAP Combined ratio (2) (4)	100.7%	95.6%	104.0%	97.3%

(1)	C & CAE is an abbreviation for Claims and Claims Adjustment expenses, stated as a percentage of net premiums earned.
(2)	The Expense and Combined ratios do not reflect expenses of the holding company.
(3)	Commissions, change in deferred acquisition costs, underwriting expenses and operating expenses (insurance subsidiaries only) are offset by agency revenues and are stated as a percentage of net premiums earned.
(4)	Due to rounding, ratios may not add to total shown.

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

The Company continues to settle and reduce its inventory of commercial lines claims. At June 30, 2007, there were 57 claims associated with the Company’s runoff book outstanding, compared to 73 as of December 31, 2006. As of June 30, 2007, in respect of its runoff lines, the Company had $11,613,000 in net unpaid C & CAE compared to $15,864,000 as of December 31, 2006. For the periods presented, the Company has recorded favorable development in unpaid C & CAE from the runoff lines with the settlement and reduction in the inventory of commercial lines claims. See “Results of Operations – Claims and claims adjustment expenses.” Due to the long tail and litigious nature of these claims, the Company anticipates it will take a substantial number of years to complete the adjustment and settlement process with regard to existing claims and the additional claims it expects to receive in the future from its past business writings. Most of the remaining claims are in suit and the Company’s future results may or may not be impacted either negatively or positively based on its ability to settle the remaining claims and new anticipated claims within its established reserve level.

Results of Operations

The discussion below primarily relates to the Company’s insurance operations, although the selected consolidated financial data appearing elsewhere is on a consolidated basis. The expense item “Underwriting and operating expenses” includes the operating expenses of the holding company, GAINSCO, INC. (“GAN”).

Gross premiums written decreased 9% for the second quarter of 2007 from the second quarter of 2006 and they decreased slightly from the first six months of 2006 to the first six months of 2007. The following table presents gross premiums written by region in thousands of dollars:

	Three months ended June 30,				Six months ended June 30,
	2007		2006		2007		2006
	(Amounts in thousands)
Region:
Southeast (Florida, South Carolina)	$23,243	54%	26,426	56%	54,806	54%	57,921	57%
South Central (Texas)	10,512	25	11,834	25	26,319	26	27,243	27
Southwest (Arizona, Nevada, New Mexico)	8,036	19	6,510	14	18,009	18	12,065	12
West (California)	1,044	2	2,103	5	2,164	2	4,846	4

Total	$42,835	100%	46,873	100%	101,298	100%	102,075	100%

Each of the regions, except Southwest, recorded premium declines in the 2007 periods from the 2006 periods. The percent of premium increase (decrease) by region for the 2007 periods from the 2006 periods is as follows: Quarterly, Southeast (12)%, South Central (11)%, Southwest 23% and West (50)%; six months, Southeast (5)%, South Central (3)%, Southwest 49% and West (55)%. Planned rate increases and selective reduction in the agency force are the main reasons for the decrease in the gross premiums written. Net premiums earned increased 8% in the second quarter of 2007 over the second quarter of 2006 and increased 19% in the first six months of 2007 over the first six months of 2006, primarily as a result of the growth in gross premiums written in the fourth quarter of 2006 and the first quarter of 2007 which were above the comparable prior year’s periods and changes in the earning of policy fees in the 2007 periods versus the 2006 periods.

Net investment income increased $724,000 (46%) in the second quarter of 2007 over the second quarter of 2006 and increased $1,638,000 (53%) in the first six months of 2007 over the first six months of 2006. The increase between the quarterly periods was primarily due to a 38% increase in average investments and a 64% increase in Bonds available for sale. The increase between the first six month periods was primarily due to a 39% increase in average investments and the 64% increase in Bonds available for sale. At June 30, 2007, Bonds available for sale comprised 68% of Investments versus 52% at June 30, 2006. The annualized return on average investments was 5.1% for the first six months of 2007 versus 4.6% for the first six months of 2006. The increase in investments was due to funds received from the 2006 rights offering, funds received from the issuance of the Subordinated debentures in 2006 (see “Capital Transaction – 2006 Subordinated Debentures”).

Agency revenues increased $443,000 (15%) in the second quarter of 2007 over the second quarter of 2006, and increased $933,000 (16%) in the first six months of 2007 over the first six months of 2006 primarily as a result of the growth in agency fees in the fourth quarter of 2006 and the first quarter of 2007 which were above the comparable prior year’s periods. Agency fees are primarily fees charged on insured balances.

Claims and claims adjustment expenses (“C & CAE”) increased $5,448,000 (17%) in the second quarter of 2007 over the second quarter of 2006. The C & CAE ratio was 75.4% in the second quarter of 2007 versus 69.7% in the second quarter of 2006. The runoff lines recorded favorable development of approximately $800,000 in the second quarter of 2007 and $0 in the second quarter of 2006. The C & CAE ratio for nonstandard personal auto was 77.1% for the second quarter of 2007 versus 69.7% for the second quarter of 2006. The increase is primarily due to increased claim frequencies and higher estimates of ultimate liabilities for the current accident quarter.

Claims and claims adjustment expenses (“C & CAE”) increased $21,761,000 (36%) in the first six months of 2007 over the first six months of 2006. The C & CAE ratio was 79.7% in the first six months of 2007 versus 69.6% in the first six months of 2006. The runoff lines recorded favorable development of approximately $2,200,000 in the first six months of 2007 and $1,500,000 during the first six months of 2006. The C & CAE ratio for nonstandard personal auto was 81.9% for the first six months of 2007 versus 71.3% for the first six months of 2006. The increase is primarily due to $5.0 million (4.9 claims ratio points) relating to an increase in estimates of ultimate liabilities for prior periods, increased claim frequencies and higher estimates of ultimate liabilities for the current accident quarter.

New business and the entry into new territories and product lines, associated with the Company’s growth beginning in 2005, has generally produced higher claims and greater uncertainty in determining reserves than more seasoned in-force business. See Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The increase in estimates of ultimate liabilities for prior periods for nonstandard personal auto in the first six months of 2007 is primarily the result of actual and projected increases in severity associated with bodily injury liability in all of the Company’s markets. The increase in estimates of ultimate liabilities for prior periods includes approximately $1.4 million relating to obligations and potential claims exposure relating to “extra-contractual” claims, in which claimants seek to recover amounts significantly in excess of applicable policy limits.

During 2006, the Company began implementing improved claim practices in each of the major regions’ claims departments in order to seek to ultimately decrease the average time from when a claim occurs to when it is settled. The Company believes that, over the long term, timeliness in the settlement of claims is likely to produce the most favorable claim results for the Company. However, when this practice is initially implemented, it can cause an increase in the C & CAE and introduce greater uncertainty into the process of setting reserves. These operational changes may result in an increase in the amount of aggregate claim settlements and cause our ultimate claim and claim adjustment expense to increase in comparison to prior periods.

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

Policy acquisition costs include commission expense, change in deferred policy acquisition costs, premium taxes and regulatory fees and assessments. The decrease of $308,000 in the second quarter of 2007 from the second quarter of 2006 is primarily due to a decrease in deferrable marketing and underwriting expenses in the second quarter of 2007 when compared to the second quarter of 2006. The increase of $805,000 in the first six months of 2007 from the first six months of 2006 is primarily due to the increased level of premiums earned in the first six months of 2007 when compared to the first six months of 2006 which more than offset a decrease in deferrable marketing and underwriting expenses. The ratio of Policy acquisition costs to Net premiums earned was 14% for the second quarter of 2007, 16% for the second quarter of 2006, 15% for the first six months of 2007 and 17% for the first six months of 2006. The decreases in the ratio of Policy acquisition costs to Net premiums earned in the 2007 periods were primarily due to the decreases in deferrable marketing and underwriting expenses and an increase in Net premiums earned.

Underwriting and operating expenses increased $1,060,000 (12%) in the second quarter of 2007 from the second quarter of 2006 and increased $999,000 (6%) in the first six months of 2007 primarily due to an increase in advertising, underwriting reports, employment fees and insurance expenses in the second quarter of 2007. Underwriting and operating expenses as a percent of Net premiums earned and Agency revenues, were 18% and 17% for the second quarter of 2007 and 2006, respectively 17% and 19% for the first six months of 2007 and 2006, respectively.

The increase in Interest expense is primarily related to the Subordinated debentures issued in 2006. The second quarter of 2007 and the first six months of 2007 included interest on $43 million of outstanding Subordinated debentures, whereas in the second quarter of 2006 and the first six months of 2006, interest was not for the entire six month period and was on $25 million of outstanding Subordinated debentures (see “Capital Transaction – 2006 Subordinated Debentures”).

The Company recorded deferred tax expense in the second quarter and first six months of 2007 primarily as a result of the reversal of temporary differences from unearned policy fees, the discount on unearned premiums and the discount on unpaid claims and claim adjustment expense as a result of decreases in these items. For the quarter ended June 30, 2007, the Company did not further reduce the partial valuation allowance in light of the fact that it realized a taxable loss in the second quarter. As of June 30, 2007, the net deferred tax asset before valuation allowance was $27,026,000 and the valuation allowance was $16,742,000.

Capital Transactions

Rights Offering

In November 2006, the Company completed a rights offering which raised approximately $17.9 million in net proceeds. The Common Stock available through the rights offering, which included an over-subscription privilege in, was fully subscribed. As a result of this rights offering, the number of shares of Common Stock outstanding increased from 21,843,620 as of December 31, 2005 to 24,924,825 as of December 31, 2006. As of June 30, 2007 and December 31, 2006, GMSP owns approximately 33% of the outstanding Common Stock, Mr. Stallings owns approximately 22% and Mr. Reis and First Western collectively own approximately 11%.

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

Liquidity and Capital Resources

Parent Company

GAN provides administrative and financial services for its wholly owned subsidiaries. GAN needs cash during 2007 primarily for administrative expenses and interest on the Subordinated debentures and the Note payable. GAN has approximately $10.8 million in short-term investments and marketable securities that can be used for general corporate purposes. Another source of cash to meet obligations is statutorily permitted dividend payments from its insurance subsidiary, General Agents, an Oklahoma corporation. Statutes in Oklahoma restrict the payment of dividends by the insurance company to the available surplus funds. The maximum amount of cash dividends that General Agents may declare without regulatory approval in any 12-month period is the greater of net income for the 12-month period ended the previous December 31 or ten percent (10%) of policyholders’ surplus as of the previous December 31. For 2007, the maximum amount of cash dividends that General Agents may pay without regulatory approval is approximately $9,559,000. In addition, the credit facility with a commercial bank can be used to provide for holding company funds, subject to ongoing compliance with covenants contained in the credit agreement. GAN believes the cash available from its short-term investments and credit facility should be sufficient to meet its expected obligations for 2007.

Net Operating Loss Carryforwards

Deferred tax assets are evaluated and a valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. See Note (1)(f) “Federal Income Taxes” in Notes to Condensed Consolidated Financial Statements appearing under Part 1. Financial Information – Item 1. “Financial Statements” of this report for further discussion. As of June 30, 2007, the Company believes it is more likely than not that the amount of the deferred tax asset recorded, net of the valuation allowance, will ultimately be recovered. However, should circumstances cause this belief to change, the tax provision would increase in the period in which determination that recovery is not likely occurred. For the quarter ended June 30, 2007, the Company did not further reduce the partial valuation allowance in light of the fact that it realized a taxable loss in the second quarter. As of June 30, 2007 and December 31, 2006, the deferred tax asset was $27,026,000 and $25,862,000, and the valuation allowance was $16,742,000 and $15,516,000, respectively.

As of June 30, 2007, the Company has net operating loss carryforwards for tax purposes aggregating $66,968,000. These net operating loss carryforwards of $13,451,000, $33,950,000, $13,687,000, $633,000 and $5,247,000, if not utilized, will expire in 2020, 2021, 2022, 2023 and 2027, respectively. The tax benefit of the net operating loss carryforwards is $22,769,000, which is calculated by applying the Federal statutory income tax rate of 34% against the net operating loss carryforwards of $66,968,000. The $5,247,000 that will expire in 2027 was generated in the first six months ended June 30, 2007.

Subsidiaries, Principally Insurance Operations

The primary sources of the insurance subsidiaries’ liquidity are funds generated from insurance premiums, net investment income and maturing investments. The short-term investments and cash are intended to provide adequate funds to pay claims without selling fixed maturity investments. At June 30, 2007, the insurance subsidiaries held short-term investments and cash that the insurance subsidiaries believe are at adequate liquidity for the payment of claims and other short-term commitments.

With regard to liquidity, the average duration of the investment portfolio is approximately 1 year. The fair value of the investment portfolio at June 30, 2007 was $748,000 below amortized cost, before taxes. These unrealized losses are considered temporary (see Note 2 of Notes to Condensed Consolidated Financial Statements). Various insurance departments of states in which the Company operates require the deposit of funds to protect policyholders within those states. At June 30, 2007 and December 31, 2006, the balance on deposit for the benefit of such policyholders totaled $7,684,000 and $10,401,000, respectively.

Net cash used for operating activities was $11,514,000 for the first six months of 2007 and cash provided by operating activities of $14,082,000 for the first six months of 2006. The cash used for operating activities between the periods was primarily attributable to higher C & CAE ratios for nonstandard personal auto between the quarterly periods as a result of claims paid associated with new business growth.

Investments and Cash decreased in 2007 primarily as a result of cash used for operations for the payment of claims. At June 30, 2007, 99% of the Company’s investments were rated investment grade with an average duration of approximately 1 year, including approximately 30% that were held in short-term investments. The Company classifies its bond securities as available for sale. The net unrealized loss associated with the investment portfolio was $494,000 (net of tax effects) at June 30, 2007. Certain of our mortgage-backed securities are collateralized by residential mortgage loans that are considered sub-prime. The book value of these securities backed by sub-prime mortgage collateral totaled $2,108,000 at June 30, 2007. Our practice for acquiring and monitoring sub-prime mortgage-backed securities takes into consideration the quality of the originator, quality of the servicer, security credit rating, underlying characteristics of the mortgages, borrower characteristics, level or credit enhancement in the transaction, and bond insurer strength, where applicable. All of our sub-prime securities are rated investment grade. Of this amount, 14.2% has a based Standard and Poor’s rating of “AAA,” and the remaining 85.8% an “A” rating. No downgrades have been experienced on any of these holdings since purchase. The Company expects to receive all payments on these securities in accordance with their original contractual term as the securities approach their maturity dates or sooner if market yield for such securities decline. The Company has determined that none of the sub-prime securities are impaired because of credit quality or because of any company or industry specific event. Based on management’s evaluation and intent, none of the unrealized losses are considered other than temporary.

Premiums receivable decreased due to the decrease in premium writings. This balance is comprised primarily of premiums due from insureds. Most of the policies are written with a down payment and monthly payment terms of up to four months on six month policies. As of June 30, 2007 and December 31, 2006, the Company recorded allowance for doubtful accounts of $341,000 and $880,000, respectively, which it considers adequate. The decrease in the allowance for doubtful accounts was due primarily to write-offs recorded in the first six months of 2007 that had been recorded in the allowance for doubtful accounts at December 31, 2006.

Reinsurance balances receivable increased as a result of commercial claims paid during the second quarter of 2007 which are subject to reimbursement from reinsurers under various reinsurance agreements. This balance is the amount due from the reinsurers.

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

Deferred policy acquisition costs are principally commissions, premium taxes, marketing and underwriting expenses which are deferred. Deferred policy acquisition costs decreased primarily as a result of the decrease in writings, since these costs vary with the level of premiums writings.

The Company recorded a deferred tax benefit in the first quarter of 2007 primarily as a result of a management’s analysis of available evidence, both objective and subjective, concluding that it was more likely than not that additional portions of the deferred tax asset would be used in future periods. For the quarter ended June 30, 2007, the Company did not further reduce the partial valuation allowance in the light of the fact that it realized a loss in the second quarter.

Unpaid C & CAE decreased primarily as a result of the settlement of claims in the normal course and favorable development in first six months of 2007 from the runoff lines. As of June 30, 2007, the Company had $60,032,000 in net unpaid C & CAE (Unpaid C & CAE of $71,063,000 less Ceded unpaid C & CAE of $11,031,000). This amount represents management’s best estimate, as derived from the actuarial analysis by an independent actuary. The significant operational changes we have recently made in the nonstandard personal auto claims adjustment process and changing claims trends increase the uncertainties which exist in the estimation process and could lead to inaccurate estimates of claim and claim adjustment expense.

As of June 30, 2007 and December 31, 2006, in respect of its runoff lines, the Company had $11,613,000 and $15,864,000, respectively, in net unpaid C & CAE. Historically, the Company has experienced significant volatility in its reserve projections for its commercial lines. This volatility has been primarily attributable to its commercial automobile and general liability product lines. On February 7, 2002, the Company announced it had decided to discontinue writing commercial lines insurance due to continued adverse claims development and unprofitable results. The Company has been settling and reducing its remaining inventory of commercial claims. See “Business Operations—“Discontinuance of Commercial Lines.” As of June 30, 2007, 57 runoff claims remained versus 73 at December 31, 2006. The average runoff claim reserve was approximately $204,000 per claim and $217,000 per claim at June 30, 2007 and December 31, 2006, respectively.

Unearned premiums decreased primarily as a result of the decrease in premium writings, mentioned previously.

Premiums payable and Commissions payable decreased due to a fronting reinsurance arrangement that is being phased out beginning in January 2007. These balances should continue to decline as the Company places the business with its insurance subsidiaries.

Cash overdraft is primarily comprised of outstanding claim checks which were classified in Drafts payable in previous presentations. The increase is due to the increase in claims settlements during the first six months of 2007.

The Company and MGA entered into definitive agreements to sell General Agents, subject to regulatory approvals and other customary conditions. See Note (13) “Subsequent Events” in Notes to Condensed Consolidated Financial Statements appearing under PART I. Financial Information—Item 1. “Financial Statements” of this report for further discussion.

There is a significant possibility the Company’s revenues in Florida could be materially adversely affected due to changes in the provisions of the Florida Motor Vehicle No-Fault Law (see PART II. Other Information—Item 1A. “Risk Factors” of this report for further discussion). The Company’s statutory capital exceeds the benchmark capital level under the Risk Based Capital formula for its insurance companies. Risk Based Capital is a method for establishing the minimum amount of capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of June 30, 2007:

	Payments due by period
	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
	(Amounts in thousands)
Unpaid C & CAE	$71,063	42,091	19,155	8,634	1,183
Trust preferred I	25,000	—	—	—	25,000
Trust preferred I interest	8,644	2,305	4,610	1,729	—
Trust preferred II	18,000	—	—	—	18,000
Trust preferred II interest	7,752	1,641	3,281	2,830	—
Operating leases	11,473	2,206	3,632	2,372	3,263
Employment agreements	3,360	757	1,680	923	—
Note payable	2,000	300	800	900	—
Note payable interest	425	171	235	19	—
Sponsorship agreement	750	750	—	—	—
Drafts payable	622	555	67	—	—

Total commitments	$149,089	50,776	33,460	17,407	47,446

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

The Note payable is assumed to be settled at its contractual maturity. Interest on the Note payable is calculated using the 7.61% interest rate in effect at December 31, 2006. Interest due on Trust Preferred I is calculated based on the 9.22% rate in effect at December 31, 2006 through the first date callable by GAN at March 31, 2011. Interest due on Trust Preferred II is calculated based on the 9.115% rate in effect at December 31, 2006 through the first date callable by GAN at March 15, 2012. There has been no material change in the interest rates used at December 31, 2006. See Note (4) “Note Payable” and Note (5) “Subordinated Debentures” in Notes to Condensed Consolidated Financial Statements appearing under PART 1. Financial Information – Item 1. “Financial Statements” of this report for detail.

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

These forward-looking statements reflect our current views, but they are based on assumptions and are subject to risks, uncertainties, and other variables which you should consider in making an investment decision, including (a) operational risks and other challenges associated with rapid growth into new and unfamiliar markets and states, (b) adverse market conditions, including heightened competition, (c) factors considered by A.M. Best in the rating of our insurance subsidiaries, and the acceptability of our current rating, or a future rating, to agents and customers; (d) our ability to adjust and settle the remaining claims associated with our exit from the commercial insurance business on terms consistent with our estimates and reserves, (e) the adoption or amendment of legislation, uncertainties in the outcome of litigation and adverse trends in litigation and regulation, (f) inherent uncertainty arising from the use of estimates and assumptions in decisions about pricing and reserves, (g) the effects on claims levels resulting from natural disasters and other adverse weather conditions, (h) the availability of reinsurance and our ability to collect reinsurance recoverables, (i) the availability and cost of capital, which may be required in order to implement our strategies, (j) limitations on our ability to use net operating loss carryforwards, and (k) the completion of the proposed sale of General agents. Please refer to the Company’s recent SEC filings, including the Annual Report on Form 10-K for the year ended December 31, 2006, for information regarding Risk Factors that could affect the Company’s results.

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

The durations of the investment portfolio, all of which is available for sale and not for trading purposes, were approximately 1.1 years and 1.4 year at June 30, 2007 and December 31, 2006, respectively. The Company’s market risks at June 30, 2007 have not materially changed from those identified at December 31, 2006.

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

During the quarter ended June 30, 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Insurance Class Action Litigation

The Company and two subsidiaries were named as defendants in a purported class action styled Ruth R. Arbelo, Individually, and on behalf of all others similarly situated, v. GAINSCO, Inc., et al., filed in United States District Court of the Middle District of Florida, Ft. Meyers Division. The Complaint, as amended, alleged that the defendants violated certain provisions of Florida insurance laws with respect to the manner in which finance charges are imposed on Florida residents in connection with installment payments of insurance premiums. The Complaint sought damages in an unspecified amount in excess of $5 million and other relief.

Pursuant to a motion filed by the Company and its two subsidiaries, the Complaint was dismissed without prejudice on the basis that the plaintiff was first required to seek relief from the Florida Office of Insurance Regulation. The plaintiff’s motion for reconsideration of the dismissal was denied on June 5, 2007, and, to the Company’s knowledge, no appeal of that decision was filed.

MGA is the defendant in a purported class action filed on May 25, 2007 in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida styled MD Readers, Inc. (a/a/o Jose Asensi) and all others similarly situated v. MGA Insurance Company, Inc., Case No. 07-12036-25. The Complaint alleges that MGA has failed to pay the named Plaintiff the appropriate amounts in reimbursements for MRI reading, and that MGA should be liable to all similarly situated MRI providers. MGA disagrees with the allegations and intends to defend the case vigorously.

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

Item 1A.	Risk Factors.

Item IA of the Annual Report on Form 10-K for the year ended December 31, 2006 presents risk factors that may affect the Company’s future results. Such risk factors are supplemented by the following Risk Factor:

The Company sells nonstandard personal auto insurance to motorists in Arizona, Florida, Nevada, New Mexico, South Carolina, Texas and California. Our nonstandard personal auto insurance is usually purchased by motorists who seek minimum required insurance coverage as required by state law. Our largest market is Florida. Approximately 56% and 54% of our gross premiums resulted from risks located in Florida during 2006 and the first six months of 2007, respectively. Under current Florida law, motorists with vehicles registered in Florida are required to buy $10,000 in no fault personal injury protection coverage (referred to generally as PIP) and property damage liability coverage. PIP covers all or a portion of accident-related losses, such as medical bills, arising out of bodily injury, sickness, disease or death arising from the ownership, maintenance or use of a motor vehicle, regardless of which driver is at fault. This no fault law exempts motorists and other covered persons from tort liability and damages from tort actions to recover non-economic damages arising out of an auto accident, in many (but not all) circumstances.

As a result of the provisions of the Florida Motor Vehicle No-Fault Law, the statute that requires Florida motorists to maintain PIP coverage will sunset and stand repealed effective October 1, 2007. There is a significant possibility the Florida legislature will not take any action prior to October 1, 2007, in which case the repeal will take effect, and Florida motorists will no longer be required to purchase and maintain PIP insurance or other coverage.

Many of the Company’s customers for nonstandard insurance in Florida purchase PIP coverage because of the current mandatory statutory requirements, and the Company anticipates many of its customers will not buy any automobile insurance coverage if the law is allowed to sunset and motorists are no longer required to maintain minimum PIP or other insurance coverage. It remains uncertain what legislative action, if any, may be taken relating to mandatory insurance coverage and, if legislative action is taken, it too is uncertain whether the governor will approve any legislation.

In light of the large concentration of the Company’s revenues derived from Florida insurance customers, if the law is allowed to sunset, it is expected to materially adversely affect the Company’s gross revenues and results from operations. Further, even if the law is not allowed to sunset, the Florida legislature may amend or supersede the existing law in a manner that cannot be known by the Company, and any impact on the Company’s revenues and result from operations under any new legislation, if enacted, necessarily is uncertain.

In anticipation of the potential changes in the Florida insurance market resulting from these developments, the Company is seeking to revise many of its other Florida insurance products and rate structures, which will require extensive filings with the Florida Office of Insurance Regulation. The Company does not have historical data reflecting, and cannot foresee, all of the risks that will be encountered if the law is allowed to sunset. Should the repeal of mandatory PIP coverage occur, the Company’s Florida insurance business will be subject to significant risks and uncertainties, including the following:

•	the loss of material amounts of premium income in Florida and degradation of the Company’s distribution system;

•	underwriting losses on new or revised insurance products, including exposure for non-economic damages for tort claims arising out of motor vehicle-related accidents; and

•

difficulties in resolving claims and the potential for unanticipated litigation arising from the uncertainties in the Florida legal environment in the aftermath of the sunset of PIP legislation, including class action litigation.

Item 6.	Exhibits

(a)	Exhibits

*3.1	Restated Articles of Incorporation of Registrant as filed with the Secretary of State of Texas on July 24, 1986 [Exhibit 3.1, filed in Registration Statement No. 33-7846 on Form S-1, effective November 6, 1986].

*3.2	Articles of Amendment to the Articles of Incorporation as filed with the Secretary of State of Texas on June 10, 1988 [Exhibit 3.2, filed in Registration Statement No. 33-25226 on Form S-1, effective November 14, 1988].

*3.3	Articles of Amendment to Articles of Incorporation as filed with the Secretary of State of Texas on August 13, 1993 [Exhibit 3.6, Form 10-K dated March 25, 1994].

*3.4	Articles of Amendment to Articles of Incorporation as filed with the Secretary of State of Texas on November 10, 2005 [Exhibit 3.8, Form 8-K filed November 16, 2005].

*3.5	Statement of Resolution Establishing and Designating Series A Convertible Preferred Stock of Registrant as filed with the Secretary of State of the State of Texas on October 1, 1999 [Exhibit 99.18, Form 8-K dated June 29, 1999].

*3.6	Articles of Amendment to the Statement of Resolution Establishing and Designating the Series A Convertible Preferred Stock of Registrant as filed with the Secretary of State of Texas on January 21, 2005 [Exhibit 4.1, Form 8-K filed January 24, 2005].

*3.7	Bylaws of Registrant as amended through August 11, 2005. [Exhibit 3.8, Form 8-K dated August 9, 2005].

*4.1	Form of Common Stock Certificate [Exhibit 4.6, Form 10-K dated March 28, 1997].

*4.2	Agreement dated August 26, 1994 appointing Continental Stock Transfer & Trust Company transfer agent and registrar [Exhibit 10.28, Form 10-K dated March 30, 1995].

*4.3	Series B Common Stock Purchase Warrant dated as of October 4, 1999 between Registrant and Goff Moore Strategic Partners, L.P. (“GMSP”) [Exhibit 99.20, Form 8-K filed October 7, 1999].

*4.4	First Amendment to Series B Common Stock Purchase Warrant dated as of March 23, 2001 between Registrant and GMSP [Exhibit 99.22, Form 8-K/A filed March 30, 2001].

*4.5	Second Amendment to Series B Common Stock Purchase Warrant dated as of January 21, 2005 between Registrant and GMSP [Exhibit 10.10, Form 8-K filed January 24, 2005].

10.27	Software License Agreement dated May 3, 2007 by and between Guidewire Software, Inc. and MGA Insurance Company, Inc. (1)

10.28	Consulting Services Agreement dated May 2, 2007 by and between Guidewire Software, Inc. and MGA Insurance Company, Inc. (1)

11.1	Statement regarding Computation of Per Share Earnings (the required information is included in Note 1(f) of Notes to Consolidated Financial Statements included in this Report and no separate statements is, or is required to be, filed as an Exhibit).

15.1	Awareness Letter of KPMG LLP. (1)

31.1	Section 302 Certification – Chief Executive Officer. (1)

31.2	Section 302 Certification – Chief Financial Officer. (1)

32.1	Certificate Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer. (2)

32.2	Certificate Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer. (2)

* -	Exhibit has previously been filed with the Commission as an exhibit in the filing designated in brackets and is incorporated herein by this reference. Registrant’s file number for reports filed under the Securities Exchange Act of 1934 is 1-9828.
(1)	Filed herewith.
(2)	Furnished (but not filed) herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the Registrant as well as in his capacity as Chief Financial Officer.

GAINSCO, INC.

Date: August 14, 2007	By:	/s/ Daniel J. Coots
Daniel J. Coots
Senior Vice President, Treasurer and
Chief Financial Officer

INDEX OF EXHIBITS

Exhibit No.	Description
*3.1	Restated Articles of Incorporation of Registrant as filed with the Secretary of State of Texas on July 24, 1986 [Exhibit 3.1, filed in Registration Statement No. 33-7846 on Form S-1, effective November 6, 1986].

*3.2	Articles of Amendment to the Articles of Incorporation as filed with the Secretary of State of Texas on June 10, 1988 [Exhibit 3.2, filed in Registration Statement No. 33-25226 on Form S-1, effective November 14, 1988].

*3.3	Articles of Amendment to Articles of Incorporation as filed with the Secretary of State of Texas on August 13, 1993 [Exhibit 3.6, Form 10-K dated March 25, 1994].

*3.4	Articles of Amendment to Articles of Incorporation as filed with the Secretary of State of Texas on November 10, 2005 [Exhibit 3.8, Form 8-K filed November 16, 2005].

*3.5	Statement of Resolution Establishing and Designating Series A Convertible Preferred Stock of Registrant as filed with the Secretary of State of the State of Texas on October 1, 1999 [Exhibit 99.18, Form 8-K dated June 29, 1999].

*3.6	Articles of Amendment to the Statement of Resolution Establishing and Designating the Series A Convertible Preferred Stock of Registrant as filed with the Secretary of State of Texas on January 21, 2005 [Exhibit 4.1, Form 8-K filed January 24, 2005].

*3.7	Bylaws of Registrant as amended through August 11, 2005. [Exhibit 3.8, Form 8-K dated August 9, 2005].

*4.1	Form of Common Stock Certificate [Exhibit 4.6, Form 10-K dated March 28, 1997].

*4.2	Agreement dated August 26, 1994 appointing Continental Stock Transfer & Trust Company transfer agent and registrar [Exhibit 10.28, Form 10-K dated March 30, 1995].

*4.3	Series B Common Stock Purchase Warrant dated as of October 4, 1999 between Registrant and Goff Moore Strategic Partners, L.P. (“GMSP”) [Exhibit 99.20, Form 8-K filed October 7, 1999].

*4.4	First Amendment to Series B Common Stock Purchase Warrant dated as of March 23, 2001 between Registrant and GMSP [Exhibit 99.22, Form 8-K/A filed March 30, 2001].

*4.5	Second Amendment to Series B Common Stock Purchase Warrant dated as of January 21, 2005 between Registrant and GMSP [Exhibit 10.10, Form 8-K filed January 24, 2005].

10.27	Software License Agreement dated May 3, 2007 by and between Guidewire Software, Inc. and MGA Insurance Company, Inc. (1)

10.28	Consulting Services Agreement dated May 2, 2007 by and between Guidewire Software, Inc. and MGA Insurance Company, Inc. (1)

11.1	Statement regarding Computation of Per Share Earnings (the required information is included in Note 1(f) of Notes to Consolidated Financial Statements included in this Report and no separate statements is, or is required to be, filed as an Exhibit).

15.1	Awareness Letter of KPMG LLP. (1)

31.1	Section 302 Certification – Chief Executive Officer. (1)

31.2	Section 302 Certification – Chief Financial Officer. (1)

32.1	Certificate Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer. (2)

32.2	Certificate Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer. (2)

*-	Exhibit has previously been filed with the Commission as an exhibit in the filing designated in brackets and is incorporated herein by this reference. Registrant’s file number for reports filed under the Securities Exchange Act of 1934 is 1-9828.
(1)	Filed herewith.
(2)	Furnished (but not filed) herewith.