Form 10-Q
period 2007-09-30
GAINSCO INC
filed 2007-11-14
CIK 786344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report under Section 13 or 15(d) of the

Securities Exchange Act of 1934

For Quarter Ended September 30, 2007	Commission File Number 1-9828

GAINSCO, INC.

(Exact name of registrant as specified in its charter)

Texas	75-1617013
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3333 Lee Parkway, Suite 1200, Dallas, Texas	75219
(Address of principal executive offices)	(Zip Code)

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

As of November 2, 2007 there were 25,009,350 shares of the registrant’s Common Stock ($.10 par value) outstanding.

GAINSCO, INC. AND SUBSIDIARIES

(i)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Review Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

GAINSCO, INC.:

We have reviewed the accompanying condensed consolidated balance sheet of GAINSCO, INC. and subsidiaries (the Company) as of September 30, 2007, the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2007 and 2006, the related condensed consolidated statement of shareholders’ equity and comprehensive loss for the nine-month period ended September 30, 2007, and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2007 and 2006. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

/s/ KPMG LLP

Dallas, Texas

November 14, 2007

GAINSCO, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data)

	September 30, 2007	December 31, 2006
	(unaudited)
Assets
Investments (note 1 and 2)
Fixed maturities:
Bonds available for sale, at fair value (amortized cost: $124,669 – 2007, $109,307 – 2006)	$124,482	108,929
Preferred stock, at fair value (cost: $475 – 2007, $0 – 2006)	443	—
Common stock, at fair value (cost: $500 – 2007, $0 – 2006)	452	—
Certificates of deposit, at fair value (amortized cost: $2,168 – 2007, $2,157 – 2006)	2,171	2,154
Short-term investments, at fair value (amortized cost: $49,036 – 2007, $79,769 – 2006)	48,955	79,737

Total investments	176,503	190,820
Cash	5,038	3,571
Accrued investment income (note 1)	1,124	1,591
Premiums receivable (net of allowance for doubtful accounts: $386 – 2007, $880 – 2006) (note 1)	42,212	48,232
Reinsurance balances receivable (net of allowance for doubtful accounts: $132 – 2007, $146 – 2006) (note 6)	917	1,207
Ceded unpaid claims and claim adjustment expenses (notes 1 and 6)	11,057	14,361
Deferred policy acquisition costs	9,062	9,631
Property and equipment (net of accumulated depreciation and amortization: $5,223– 2007, $4,321 – 2006)	2,372	2,379
Current Federal income taxes (note 1)	72	—
Deferred Federal income taxes (net of valuation allowance: $19,021 – 2007, $15,516 – 2006) (note 1)	8,886	10,346
Other assets	6,469	6,585
Goodwill	609	609

Total assets	$264,321	289,332

(continued)

GAINSCO, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data)

	September 30, 2007	December 31, 2006
	(unaudited)
Liabilities and Shareholders’ Equity
Liabilities:
Unpaid claims and claim adjustment expenses (note 1)	$72,961	77,898
Unearned premiums (note 1)	51,464	53,878
Premiums payable	3,468	6,928
Commissions payable	3,005	4,820
Accounts payable	3,146	4,858
Reinsurance balances payable	1,322	3,692
Drafts payable	612	881
Note payable (note 4)	2,000	2,000
Subordinated debentures (note 5)	43,000	43,000
Current Federal income taxes (note 1)	—	1
Other liabilities	1,075	880
Cash overdraft	5,040	5,760

Total liabilities	187,093	204,596

Shareholders’ Equity (note 7):
Common stock ($.10 par value, 62,500,000 shares authorized, 25,121,081 shares issued and 25,009,350 shares outstanding at September 30, 2007, and 24,993,013 shares issued and 24,924,825 shares outstanding at December 31, 2006)	2,512	2,499
Additional paid-in capital	151,396	151,093
Retained deficit	(75,505)	(67,937)
Accumulated other comprehensive loss (note 3)	(228)	(273)
Treasury stock, at cost (111,731 shares at September 30, 2007, and 68,188 shares at December 31, 2006) (note 1)	(947)	(646)

Total shareholders’ equity	77,228	84,736

Commitments and contingencies (note 12)
Total liabilities and shareholders’ equity	$264,321	289,332

See accompanying review report of KPMG LLP and notes to unaudited condensed consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenues:
Net premiums earned (notes 1 and 6)	$46,904	49,979	149,337	136,099
Net investment income	2,278	1,850	6,994	4,928
Net realized gains (losses) (notes 1 and 2)	—	—	32	(4)
Agency revenues (note 1)	3,038	3,168	9,752	8,949
Other (expense) income, net	(2)	3	(12)	104

Total revenues	52,218	55,000	166,103	150,076

Expenses:
Claims and claims adjustment expenses (notes 1 and 6)	37,695	34,627	119,374	94,545
Policy acquisition costs	6,981	7,845	22,122	22,181
Underwriting and operating expenses	9,541	9,613	27,674	26,747
Interest expense, net (notes 4 and 5)	1,036	610	3,077	1,633

Total expenses	55,253	52,695	172,247	145,106

Income (loss) before Federal income taxes	(3,035)	2,305	(6,144)	4,970
Federal income taxes:
Current (benefit) expense (note 1)	(14)	326	(13)	405
Deferred expense (benefit)	1,261	(863)	1,437	(1,689)

Total tax expense (benefit)	1,247	(537)	1,424	(1,284)

Net (loss) income	(4,282)	2,842	(7,568)	6,254

Net (loss) income available to common shareholders	$(4,282)	2,842	(7,568)	4,416

(Loss) income per common share (notes 1 and 9):
Basic	$(.17)	.13	(.30)	.20

Diluted	$(.17)	.13	(.30)	.20

See accompanying review report of KPMG LLP and notes to unaudited condensed consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive (Loss) Income

(Amounts in thousands)

	Nine months ended September 30, 2007		Twelve months ended December 31, 2006
	(unaudited)
Common stock:
Balance at beginning of period	$2,499		2,022
Stock issued	13		477

Balance at end of period	$2,512		2,499

Additional paid-in capital:
Balance at beginning of period	$151,093		132,309
Common stock issued	(1)		17,675
Issuance of restricted common stock	(12)		(34)
Amortization of unearned compensation	103		132
Restricted common stock units	216		1,210
Costs associated with common stock issuance	(3)		(199)

Balance at end of period	$151,396		151,093

Retained deficit:
Balance at beginning of period	$(67,937)		(77,487)
Net (loss) income	(7,568)	(7,568)	11,388	11,388
Redemption of series A preferred stock	—		(1,440)
Accrued dividends – redeemable preferred shares	—		(362)
Accretion of discount on redeemable preferred shares	—		(36)

Balance at end of period	$(75,505)		(67,937)

Accumulated other comprehensive loss
Balance at beginning of period	$(273)		(208)
Unrealized gains (losses) on securities, net of reclassification adjustment, net of tax (note 3)	45	45	(65)	(65)

Comprehensive (loss) income		(7,523)		11,323

Balance at end of period	$(228)		(273)

Treasury stock
Balance at beginning of period	$(646)		(646)
Purchase of treasury stock	(301)		—

Balance at end of period	$(947)		(646)

Total shareholders' equity at end of period	$77,228		84,736

See accompanying review report of KPMG LLP and notes to unaudited condensed consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Nine months ended September 30,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$(7,568)	6,254
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Depreciation and amortization	657	652
Non-cash compensation expense	317	1,221
Realized (gains) losses (excluding impairments)	(32)	4
Deferred Federal income tax expense (benefit)	1,437	(1,689)
Change in accrued investment income	467	(187)
Change in premiums receivable	6,020	(20,756)
Change in reinsurance balances receivable	290	2,163
Change in ceded unpaid claims and claim adjustment expenses	3,304	5,275
Change in deferred policy acquisition costs	569	(4,374)
Change in other assets	63	(1,051)
Change in unpaid claims and claim adjustment expenses	(4,937)	3,803
Change in unearned premiums	(2,414)	20,697
Change in premiums payable	(3,460)	5,037
Change in commissions payable	(1,815)	468
Change in accounts payable	(1,712)	899
Change in reinsurance balances payable	(2,370)	1,302
Change in drafts payable	(269)	46
Change in other liabilities	195	740
Excess tax benefits from share-based payment arrangements	(1)	(237)
Change in current Federal income taxes	(72)	256

Net cash (used for) provided by operating activities	$(11,331)	20,523

(continued)

GAINSCO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Nine months ended September 30,
	2007	2006
Cash flows from investing activities:
Bonds available for sale:
Sold	$11,523	4,352
Matured	14,250	3,911
Purchased	(40,796)	(39,234)
Certificates of deposit matured	455	555
Certificates of deposit purchased	(455)	(455)
Preferred stock purchased	(475)	—
Common stock purchased	(500)	—
Securities sold but not settled	—	(970)
Net change in short term investments	30,713	2,726
Property and equipment purchased	(894)	(853)

Net cash provided by (used for) investing activities	13,821	(29,968)

Cash flows from financing activities:
Draw on note payable	—	500
Issuance of subordinated debentures	—	23,671
Costs associated with issuance of restricted common stock	(3)	(10)
Excess tax benefits from share-based payment arrangements	1	237
Purchase of treasury stock	(301)	(646)
Dividend payment on redeemable preferred stock	—	(362)
Redemption of preferred stock	—	(18,120)
Net change in cash overdraft	(720)	1,608

Net cash (used for) provided by financing activities	(1,023)	6,878

Net increase (decrease) in cash	1,467	(2,567)
Cash at beginning of period	3,571	8,283

Cash at end of period	$5,038	5,716

Supplemental disclosures of non-cash financing activities:

128,068 and 235,394 shares of common stock were issued during the nine months ended September 30, 2007 and 2006, respectively, relating to performance share agreements (see notes 8 and 10).

See accompanying review report of KPMG LLP and notes to unaudited condensed consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(See accompanying review report of KPMG LLP)

(Unaudited)

(1)	Background and Summary of Accounting Policies

(a)	Basis of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of GAINSCO, INC. (“GAN”) and its wholly-owned subsidiaries (collectively, the “Company”), General Agents Insurance Company of America, Inc. (“General Agents”) (see Note 12 for further discussion on sale of General Agents), GAINSCO Service Corp. (“GSC”), Lalande Financial Group, Inc. (“Lalande”), National Specialty Lines, Inc. (“NSL”) and DLT Insurance Adjusters, Inc. (“DLT”) (Lalande, NSL and DLT collectively, the “Lalande Group”). General Agents has one wholly owned subsidiary, MGA Insurance Company, Inc. (“MGA”) which, in turn, owns 100% of MGA Agency, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The Company’s nonstandard personal auto products are primarily purchased by customers seeking basic coverage and limits of liability required by statutory requirements, or slightly higher. Our products include coverage for third party liability, for bodily injury and physical damage, as well as collision and comprehensive coverage for theft, physical damage and other perils for an insured’s vehicle. Within this context, we offer our product to a wide range of customers who present varying degrees of potential risk to the Company, and we strive to price our product to reflect this range of risk accordingly, in order to earn an underwriting profit. Simultaneously, we selectively attempt to position our product price to be competitive with other companies offering similar products to optimize our likelihood of securing our targeted customers. We offer flexible premium down payment, installment payment, late payment, and policy reinstatement plans that we believe help us secure new customers and retain existing customers, while generating an additional source of income from fees that we charge for those services. We primarily write six month policies in Florida, Texas, Arizona, New Mexico and Nevada with one-year policies in California, and both six month and one year policies in South Carolina.

GAN expects to use cash during 2007 primarily for: (1) interest on the Note payable and the Subordinated debentures, (2) administrative expenses, and (3) investments. The primary sources of cash to meet these obligations are assets held by GAN and statutorily permitted dividend payments from its insurance subsidiary.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(See accompanying review report of KPMG LLP)

(Unaudited)

(c)	Investments

Bonds available for sale, preferred stock, common stock, certificates of deposit and short-term investments are stated at fair value. Fair values of investments, disclosed in Note 2, are based on prices quoted in the most active market for each security. If quoted prices are not available, fair value is estimated based on the fair value of comparable securities, discounted cash flow models or similar methods. Premiums and discounts on mortgage-backed securities and asset back-backed securities are amortized over a period based on estimated future principal payments, including prepayments. Prepayment assumptions are reviewed periodically and adjusted to reflect actual prepayments and changes in expectations. The most significant determinants of prepayments are the differences between interest rates on the underlying mortgages, or underlying securities, and the current mortgage loan rates, as well as the structure of the security. Other factors affecting prepayments include the size, type and age of underlying securities, the geographic location of the mortgaged properties and the credit worthiness of the borrowers. Variations from anticipated prepayments will affect the life and yield of these securities. Certain of our mortgage-backed securities are collateralized by residential mortgage loans that are considered subprime. The cost and fair value of these securities totaled $1,933,000 and $1,852,000 at September 30, 2007, respectively. All of our subprime securities are rated investment grade. No downgrades have been experienced on any of these holdings since purchase.

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

Accidents generally result in insurance companies paying, under the insurance policies written by them, amounts to individuals or companies for the risks insured. Months and sometimes years may elapse between the occurrence of an accident, reporting of the accident to the insurer and payment of the claim. Insurers record a liability for estimates of claims that will be paid for accidents reported to them, which are referred to as “case reserves.” In addition, since accidents are not always reported promptly upon occurrence and because the assessment of existing known claims may change over time with the development of new facts, circumstances and conditions, insurers estimate liabilities for such items, which are referred to as incurred but not reported (“IBNR”) reserves.

As of September 30, 2007, the Company had $61,904,000 in net unpaid claims and claim adjustment expenses (“C & CAE”) (Unpaid C & CAE of $72,961,000 less Ceded unpaid C & CAE of $11,057,000). This amount represents management’s best estimate of the ultimate liabilities. The significant operational changes we have recently made in the nonstandard personal auto claims adjustment process and changing claims trends increase the uncertainties which exist in the estimation process and could lead to inaccurate estimates of claim and claim adjustment expense.

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

The Company and its subsidiaries file a consolidated Federal income tax return. Deferred income tax items are accounted for under the “asset and liability” method which provides for temporary differences between the carrying amounts for financial statement purposes and for tax purposes, primarily deferred policy acquisition costs, the discount on unpaid claims and claim adjustment expenses for tax, net operating loss carryforwards and the nondeductible portion of the change in unearned premiums. The Company paid Federal income taxes of $58,000 and $149,000 for the nine months ended September 30, 2007 and 2006, respectively.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(See accompanying review report of KPMG LLP)

(Unaudited)

As of September 30, 2007 the Company has net operating loss carryforwards for tax purposes aggregating $69,554,000. These net operating loss carryforwards of $13,420,000, $33,950,000, $13,687,000, $633,000 and $7,864,000, if not utilized, will expire in 2020, 2021, 2022, 2023 and 2027, respectively. The tax benefit of the net operating loss carryforwards is $23,648,000, which is calculated by applying the Federal statutory income tax rate of 34% against the net operating loss carryforwards of $69,554,000. The $7,864,000 that will expire in 2027 was generated in the first nine months ended September 30, 2007.

The Company currently has a partial valuation allowance for the tax benefit from its net operating loss carryforwards. FASB Statement No. 109, “Accounting for Income Taxes,” requires positive evidence, such as taxable income over a three-year period and other available objective and subjective evidence, for management to conclude that it is “more likely than not” that a portion or all of the deferred tax assets will be realized. While both objective and subjective evidence are considered, it is the Company’s understanding that objective evidence should generally be given more weight in the analysis under Statement No. 109.

If the Company should fail to have cumulative taxable income over a three-year period or if other circumstances change, so as to cause management to conclude that further realization of the deferred tax asset is no longer more likely than not, the valuation allowance would increase, possibly up to the full amount of the deferred tax asset.

For the quarter ended September 30, 2007, the Company increased the amount of the valuation allowance by $2,279,000 to reflect that the 2007 taxable loss to date provides some negative objective evidence regarding utilization of the deferred tax asset, particularly in the short term. Subjectively, management continues to believe that the Company is likely to generate sufficient taxable income to utilize the deferred tax asset over its remaining life, although risks and uncertainties exist which could interfere with that realization.

As of September 30, 2007 and December 31, 2006, the net deferred tax asset before valuation allowance was $27,907,000 and $25,862,000, and the valuation allowance was $19,021,000 and $15,516,000, respectively.

The Company adopted the provisions of FASB Interpretation (“FIN”) No. 48 on January 1, 2007. As a result, the Company recognized no additional liability or reduction in deferred tax asset for unrecognized tax benefits. If there were an adjustment related to implementation of FIN 48, there would be a reduction to the deferred tax assets and a corresponding reduction to the valuation allowance, resulting in no net effect on accumulated deficit. If any unrecognized benefit would be recognized, it would not have a material affect on the Company’s effective tax rate since it is subject to a partial valuation allowance. The Company is no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years prior to 2003.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(See accompanying review report of KPMG LLP)

(Unaudited)

(g)	Earnings Per Share

Earnings per share (“EPS”) are based on a weighted average of the number of common shares outstanding during the year. Basic and diluted EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. For the periods ended September 30, 2007 and 2006, the weighted average shares outstanding, which were utilized in the calculation of basic earnings per share, differ from the weighted average shares outstanding utilized in the calculation of diluted earnings per share due to the effect of dilutive restricted stock units under the Company’s Long-Term Incentive Compensation Plan – see Note 9.

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

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(See accompanying review report of KPMG LLP)

(Unaudited)

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of the tax benefits from the tax position taken or expected to be taken in a tax return. Guidance is also provided on derecognition, classification, interest and penalties, interim accounting, and disclosure. The cumulative effect of applying the provisions of FIN 48, if any, is to be reported as an adjustment to the opening balance of retained earnings. Interest plus applicable penalties, if any, on the difference between the tax benefit recognized on a tax return and the tax benefit recognized in the financial statements are accrued at the applicable statutory interest and penalty rates. FIN 48 applies to all tax positions and became effective for the Company on January 1, 2007. Adoption of FIN 48 did not affect the Company’s financial position and no cumulative effect adjustment was required to the January 1, 2007 balance of retained deficit.

In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of Statements No. 133 and 140.” Statement No. 155 (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (v) amends Statement No. 140 to eliminate the exemption from applying the requirements of Statement No. 133 on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. Statement No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006 (the fiscal year beginning January 1, 2007 for the Company). All securities acquired on or after January 1, 2007 are separately analyzed and accounted for in accordance with the new guidance. The Company adopted SFAS No. 155 as of January 1, 2007 and has determined there has been no impact on its consolidated financial position or results of operations and financial condition.

(i)	Treasury Stock

The Company records treasury stock in accordance with the “cost method” described in Accounting Principles Board Opinion 6. The Company held 111,731 and 68,188 shares of Common Stock as treasury stock at September 30, 2007 and December 31, 2006, respectively.

(j)	Reclassifications

Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on total assets, total liabilities, total shareholders’ equity or net income as previously reported.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(See accompanying review report of KPMG LLP)

(Unaudited)

(2)	Investments

The net unrealized losses on investments at September 30, 2007 and December 31, 2006 are set forth in the following table:

	September 30, 2007		December 31, 2006
	(Amounts in thousands)
Investments:	Balance	% of Equity	Balance	% of Equity
Net unrealized loss	$(345)	(.44%)	(413)	(.49%)
Deferred tax benefit	117.15%		140.17%

Net unrealized loss	$(228)	(.29%)	(273)	(.32%)

The following schedule summarizes the gross unrealized losses showing the length of time that investments have been continuously in an unrealized loss position as of September 30, 2007:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts in thousands)
US Treasury	$—	—	4,389	7	4,389	7
US government agencies	1,397	2	2,995	5	4,392	7
Corporate bonds	17,033	187	17,189	98	34,222	285
Asset backed	4,992	2	4,216	18	9,208	20
Mortgage backed	13,141	175	4,436	50	17,577	225
Preferred stocks	443	32	—	—	443	32
Common stocks	453	48	—	—	453	48
Short term investments	3,000	8	—	—	3,000	8

Total temporarily impaired securities	$40,459	454	33,225	178	73,684	632

Fair value of investment securities changes is primarily the result of interest rate fluctuations and they comprise less than 1% of Total shareholders’ equity. The Company expects to receive all interest and principal payments on these investments according to their contractual terms. The unrealized losses shown in the table above are considered temporary. The unrealized losses on the above mortgage-backed and asset-backed securities are primarily due to increases in market interest rates subsequent to their purchase by the Company. See Note 1(c) for discussion of subprime securities. The Company expects the fair value of these securities to recover as the securities approach their maturity dates or sooner if market yields for such securities decline. At this time, the Company has the ability and it is the Company’s intent to fully recover the principal, which could require the Company to hold these securities until their maturity. At September 30, 2007 and December 31, 2006, the Company’s investment portfolio had forty-six (46) and fifty-one (51) securities with gross unrealized losses totaling $178,000 and $442,000 that were in excess of 12 months, respectively. No single issuer had a gross unrealized loss position greater than $72,000 or 14.0% and $34,000 or 6.3% of its original cost, respectively.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(See accompanying review report of KPMG LLP)

(Unaudited)

Proceeds from the sale of bond securities approximated $1,956,000 and $2,490,000 for the three months ended September 30, 2007 and 2006, respectively and $11,523,000 and $4,352,000 for the nine months ended September 30, 2007 and 2006, respectively. There were no sales of other investments in any of the periods presented.

Gross gains of $32,000 were realized on bond sales for the nine months ended September 30, 2007. Gross losses of $2,000 were realized on bond sales for the nine months ended September 30, 2006. Gross losses of $2,000 were realized on short-term investments for the nine months ended September 30, 2006. There were realized gains of less than $1,000 on investments for the three months ended September 30, 2007. There were no losses on investments for the three months or nine months ended September 30, 2007. There were no realized gains or losses on investments for the three months ended September 30, 2006.

(3)	Accumulated Other Comprehensive Loss

The following schedule presents the components of the change in accumulated other comprehensive loss:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(Amounts in thousands)
Unrealized losses on securities:
Unrealized holding loss during period	$404	573	100	47
Less: Reclassification adjustment for amounts included in net income for realized gains (losses)	—	—	32	(4)

Other comprehensive loss before Federal income taxes	404	573	68	51

Federal income tax expense (benefit)	138	(195)	23	(17)

Other comprehensive loss	$266	378	45	34

(4)	Note Payable

In September 2005, the Company entered into a credit agreement with a commercial bank providing for term loans of up to $10 million in the aggregate. Proceeds from the term loan advances were used for working capital. The Company received advances of $500,000 in 2005 and $1,500,000 in 2006. Interest, payable monthly, will accrue on any outstanding principal balance at a floating rate equal to the 3 month London Interbank Offered Rate plus a margin (currently 2.00%) determined by the consolidated net worth of the Company and earnings before interest, taxes, depreciation and amortization for the preceding four calendar quarters.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(See accompanying review report of KPMG LLP)

(Unaudited)

The outstanding principal balance is payable in equal quarterly installments commencing on October 1, 2007 based on a 60-month amortization schedule, with the balance of the loan payable in full on or before September 30, 2010. The outstanding balance at September 30, 2007 and December 31, 2006 was $2,000,000. A covenant in the credit agreement requiring the Company to maintain a specified ratio of earnings before interest, taxes, depreciation and amortization to fixed charges was modified for the quarter ended September 30, 2007 to exclude from the calculation of earnings the amount of the unfavorable development in claims and claim adjustment expenses in the personal nonstandard insurance business that occurred in the first and third quarters of 2007. The modification also requires the Company to maintain at least $2,000,000 in cash and/or marketable securities at the holding company level. Interest expense of $38,000 and $10,000 was recorded for the three months ended September 30, 2007 and 2006, respectively, and $111,000 and $28,000 for the nine months ended September 30, 2007 and 2006, respectively. The Company paid interest on the note payable of $114,000 and $28,000 during the nine months ended September 30, 2007 and 2006, respectively.

(5)	Subordinated Debentures

In January 2006, GAN issued $25,000,000 of 30-year subordinated debentures. They require quarterly interest payments at a floating interest rate equal to the 3-month LIBOR (London Interbank offered rate for U.S. dollar deposits) plus a margin of 3.85%. They will mature on March 31, 2036 and are redeemable at GAN’s option beginning after March 31, 2011, in whole or in part, at the liquidation amount of $1,000 per debenture. The net proceeds of the offering were used to redeem the outstanding Series A Preferred Stock, to provide $5,000,000 of capital to the insurance companies and the balance for general corporate purposes. For the three months ended September 30, 2007 and 2006, the Company recorded net interest expense of $576,000 and $600,000, respectively, and $1,729,000 and $1,605,000 for the nine months ended September 30, 2007 and 2006, respectively. The Company paid interest on the subordinated debenture of $1,186,000 and $1,035,000 during the nine months ended September 30, 2007 and 2006, respectively.

In December 2006, GAN issued $18,000,000 of 30-year subordinated debentures. They require quarterly interest payments at a floating interest rate equal to the 3-month LIBOR (London Interbank offered rate for U.S. dollar deposits) plus a margin of 3.75%. They will mature on March 15, 2037 and are redeemable at GAN’s option beginning after March 15, 2012, in whole or in part, at the liquidation amount of $1,000 per debenture. The net proceeds of the offering are intended to be used for general corporate purposes. The Company recorded net interest expense of $422,000 and $1,237,000 for the three months and nine months ended September 30, 2007, respectively. The Company paid interest on the subordinated debenture of $1,249,000 during the nine months ended September 30, 2007. No interest expense was paid or incurred in 2006.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(See accompanying review report of KPMG LLP)

(Unaudited)

(6)	Reinsurance

The amounts deducted in the Unaudited Condensed Consolidated Statements of Operations for reinsurance ceded for the three months and nine months ended September 30, 2007 and 2006, respectively, are set forth in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(Amounts in thousands)
Premiums earned – nonstandard personal auto	$439	352	1,000	1,017

Claims and claim adjustment expenses (recovered) incurred – nonstandard personal auto	$(1)	(8)	(8)	38

Claims and claim adjustment expenses incurred (recovered) – runoff	$102	268	(1,377)	(1,119)

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

Effective December 31, 2000, the Company entered into a reserve reinsurance cover agreement with a non-affiliated reinsurer. This agreement reinsures the Company’s ultimate net aggregate liability in excess of $32,500,000 up to an aggregate limit of $89,650,000 for net commercial auto liability losses and loss adjustment expense incurred but unpaid as of December 31, 2000. At September 30, 2007 and December 31, 2006, deferred reinsurance gains of $136,000 and $144,000, respectively, have been recorded in Other liabilities. For the third quarter and the first nine months of 2007, $8,000 were recorded in Other income. For the third quarter and the first nine months of 2006, $30,000 and $179,000, respectively, were recorded in Other income. Since its inception at December 31, 2000, $8,915,000 has been recorded in Other income, which represents the reserve development under the reserve reinsurance cover agreement. The remaining deferred gain will be recognized in income in future periods based upon the ratio of claims paid in the $57,150,000 layer to the total of the layer. The reinsurer remains responsible for reimbursing the Company for claim payments covered under this agreement.

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

Notes to Condensed Consolidated Financial Statements

(See accompanying review report of KPMG LLP)

(Unaudited)

(7)	Redeemable Preferred Stock and Shareholders’ Equity

The Company has authorized 62,500,000 shares of common stock, par value $.10 per share (the “Common Stock”). Of the authorized shares of Common Stock, 25,121,081 were issued and 25,009,350 were outstanding as of September 30, 2007 and as of December 31, 2006, 24,993,013 shares were issued and 24,924,825 shares were outstanding. As of September 30, 2007 and December 31, 2006, the Company held 111,731 and 68,188 shares of Common Stock as treasury stock with a cost basis of $8.48 and $9.48, respectively.

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

As of September 30, 2007 and December 31, 2006, Goff Moore Strategic Partners, LP (“GMSP”) owns approximately 33% of the outstanding Common Stock, Robert W. Stallings owns approximately 22% and James R. Reis beneficially owns approximately 11%.

The table below presents the changes in the number of shares for each period presented:

Shares outstanding at December 31, 2005	20,225,574
Share activity:
Stock issued with rights offering	4,532,045
Stock issued with performance shares	235,394
Treasury stock	(68,188)

Shares outstanding at December 31, 2006	24,924,825

Stock issued with performance shares	115,568
Restricted stock issued	12,500
Treasury stock	(43,543)

Shares outstanding at September 30, 2007	25,009,350

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(See accompanying review report of KPMG LLP)

(Unaudited)

(8)	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(Amounts in thousands, except per share amounts)
Numerator
Net (loss) income	$(4,282)	2,842	(7,568)	6,254
Preferred stock dividends	—	—	—	(362)
Accretion of discount on preferred stock	—	—	—	(1,476)

Numerator for basic earnings per share – income available to common shareholders	$(4,282)	2,842	(7,568)	4,416

Effect of dilutive securities:
Preferred stock dividends	$—	—	—	362
Accretion of discount on preferred stock	—	—	—	1,476

	—	—	—	1,838

Numerator for diluted earnings per share – income available to common shareholders after assumed conversions	$(4,282)	2,842	(7,568)	6,254

Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	25,003	22,024	24,964	21,940

Effect of dilutive securities:
Restricted stock units	4	71	4	76

Dilutive potential common shares	4	71	4	76

Denominator for diluted earnings per share – adjusted weighted average shares outstanding & assumed conversions	25,007	22,095	24,968	22,016

Basic earnings per share	$(.17)	.13	(.30)	.20

Diluted earnings per share *	$(.17)	.13	(.30)	.20

*	The effect of convertible preferred stock (fully redeemed in the first quarter 2006) caused diluted earnings per share to be antidilutive for the nine-months ended September 30, 2006 presented; therefore, diluted earnings per share is reported the same as basic earnings per share. Weighted average shares for all periods presented have been adjusted for the rights offering in November 2006. Options can be exercised to purchase an aggregate of 82,000 shares of Common Stock. Warrants can be exercised to purchase an aggregate of 388,000 shares of Common Stock. Options and warrants are convertible or exercisable at prices in excess of the price of the Common Stock on September 30, 2007.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(See accompanying review report of KPMG LLP)

(Unaudited)

(9)	Benefit Plans

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

There were 1,211,000 RSU’s granted in 2005 by the Compensation Committee of the Board of Directors, with 20% vesting available in each year beginning with 2006 through 2010, assuming the completion of the related service period and achievement of specific applicable performance levels. The Company recognizes compensation expense for awards based on the probability that the related service period and performance level will be achieved depending on the relative satisfaction of the performance level based upon performance to date. Pursuant to the RSU’s awarded in 2005, 210,000 shares of common stock were issued to certain key employees in May 2006, at a fair value of $9.74 per share, and 116,000 shares of common stock were issued to the same key employees in May 2007, at a fair value of $6.69 per share. For the three months ended September 30, 2007 and 2006, $47,000 and $522,000, respectively, was recognized as compensation expense. For the nine months ended September 30, 2007 and 2006, $201,000 and $1,221,000, respectively, was recognized as compensation expense. The related compensation cost for both the restricted stock and RSU’s is recorded in the Underwriting and operating expenses line item, consistent with other compensation to these individuals. As of September 30, 2007, 75,000 of the RSU’s granted in 2005 had expired and had been terminated under provisions of the Plan. As of September 30, 2007, unrecognized expense related to nonvested 2005 Plan awards granted in 2005 totaled $6,080,000 (810,000 RSU’s), which could be recognized over a period of two years and three months, assuming the completion of the related service period and achievement of specific applicable performances levels and in accordance with the provisions of SFAS No. 123R. As a result of the modification of vesting methodology approved in September 2006, the fair value used for determining compensation cost for awards “not probable” (per SFAS No. 123R) of meeting the performance level criteria prior to date of modification is $7.75 per share (the closing price of our Common Stock on the date of modification approval). The 2005 Plan will terminate on December 31, 2010, unless it is terminated earlier by the Board.

Under the 2005 Plan there were 25,000 RSU’s granted in November 2006 by the Compensation Committee, with 40% vesting available in 2008 and 30% vesting available in 2009 and in 2010, assuming the completion of the related service period and achievement of specific applicable performance levels. As of September 30, 2007, unrecognized expense related to nonvested 2005 Plan awards granted in 2006 totaled $163,000 (25,000 RSU’s), which could be recognized over a period of two years and three months, assuming the completion of the related service period and achievement of specific applicable performance levels and in accordance with the provisions of SFAS No. 123R. The closing price of our Common Stock on the date of this grant was $6.68 per share. For the three months ended September 30, 2007, there was no compensation expense recorded. For the nine months ended September 30, 2007, $4,000 was recognized as compensation expense.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(See accompanying review report of KPMG LLP)

(Unaudited)

Under the 2005 Plan there were 75,000 RSU’s granted in July 2007 by the Compensation Committee, with 16% vesting available in 2008 and 42% vesting available in 2009 and in 2010, assuming the completion of the related service period and achievement of specific applicable performance levels. As of September 30, 2007, unrecognized expense related to nonvested 2005 Plan awards granted in 2007 totaled $365,000 (75,000 RSU’s), which could be recognized over a period of two years and three months, assuming the completion of the related service period and achievement of specific applicable performance levels and in accordance with the provisions of SFAS No. 123R. The closing price of our Common Stock on the date of this grant was $5.00 per share. For the three months and nine months ended September 30, 2007, $10,000 was recognized as compensation expense.

In May 2006, 25,500 shares of restricted stock were granted by the Board of Directors to the non-employee directors, at a fair value of $8.59 per share. These shares vested on January 2, 2007 with all related compensation expense recognized in 2006. As of September 30, 2007, there was no compensation expense for the restricted stock recorded. For the three and nine months ended September 30, 2006, $73,000 was recognized as compensation expense.

In July 2007, 12,500 shares of restricted stock were granted to an officer of the Company by the Compensation Committee of the Board of Directors, at a fair value of $5.00 per share. Subject to the terms of the agreement, the shares would vest in July 2010, if the officer is employed by the Company. For the three and nine months ended September 30, 2007, $3,500 was recognized in compensation expense for the restricted stock.

At September 30, 2007, the Company had one plan under which options to purchase shares of GAN’s common stock could be granted: the 1998 Long-Term Incentive Plan (“98 Plan”). The 1995 Stock Option Plan was approved by the shareholders in May 1996 and terminated in May 2006. There were no shares outstanding under this Plan at September 30, 2007. The 98 Plan was approved by the shareholders on July 17, 1998, and the aggregate number of shares of common stock that may be issued under the 98 Plan is limited to 250,000, and options to purchase 82,000 shares were outstanding under this Plan at September 30, 2007.

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

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(See accompanying review report of KPMG LLP)

(Unaudited)

The following tables present a summary of segment profit (loss) for the three months ended September 30, 2007 and 2006:

	Three months ended September 30, 2007
	Nonstandard Personal Auto Lines	Runoff Lines	Other	Total
	(Amounts in thousands)
Gross premiums written	$46,625	—	—	46,625

Net premiums earned	$46,904	—	—	46,904
Net investment income	725	132	1,421	2,278
Net realized gains	—	—	—	—
Agency revenues	3,038	—	—	3,038
Other (expense) income, net	(10)	8	—	(2)
Expenses, excluding interest expense	(52,068)	(148)	(2,001)	(54,217)
Interest expense, net	—	—	(1,036)	(1,036)

Loss before Federal income taxes	$(1,411)	(8)	(1,616)	(3,035)

	Three months ended September 30, 2006
	Nonstandard Personal Auto Lines	Runoff Lines	Other	Total
	(Amounts in thousands)
Gross premiums written	$55,738	—	—	55,738

Net premiums earned	$49,979	—	—	49,979
Net investment income	711	254	885	1,850
Agency revenues	3,168	—	—	3,168
Other (expense) income, net	(28)	31	—	3
Expenses, excluding interest expense	(50,474)	460	(2,071)	(52,085)
Interest expense, net	—	—	(610)	(610)

Income (loss) before Federal income taxes	$3,356	745	(1,796)	2,305

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(See accompanying review report of KPMG LLP)

(Unaudited)

The following tables present a summary of segment profit (loss) for the nine months ended September 30, 2007 and 2006:

	Nine months ended September 30, 2007
	Nonstandard Personal Auto Lines	Runoff Lines	Other	Total
	(Amounts in thousands)
Gross premiums written	$147,923	—	—	147,923

Net premiums earned	$149,337	—	—	149,337
Net investment income	2,278	459	4,257	6,994
Net realized gains	—	—	32	32
Agency revenues	9,752	—	—	9,752
Other (expense) income, net	(20)	8	—	(12)
Expenses, excluding interest expense	(164,865)	1,641	(5,946)	(169,170)
Interest expense, net	—	—	(3,077)	(3,077)

(Loss) income before Federal income taxes	$(3,518)	2,108	(4,734)	(6,144)

	Nine months ended September 30, 2006
	Nonstandard Personal Auto Lines	Runoff Lines	Other	Total
	(Amounts in thousands)
Gross premiums written	$157,813	—	—	157,813

Net premiums earned	$136,099	—	—	136,099
Net investment income	1,591	836	2,501	4,928
Net realized losses	—	—	(4)	(4)
Agency revenues	8,949	—	—	8,949
Other (expense) income, net	(76)	179	1	104
Expenses, excluding interest expense	(138,978)	1,576	(6,071)	(143,473)
Interest expense, net	—	—	(1,633)	(1,633)

Income (loss) before Federal income taxes	$7,585	2,591	(5,206)	4,970

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(See accompanying review report of KPMG LLP)

(Unaudited)

(11)	Commitments and Contingencies

Insurance Class Action Litigation

As previously reported, MGA is the defendant in a purported class action styled MD Readers, Inc. (a/a/o Jose Asensi) and all others similarly situated v. MGA Insurance Company, Inc. The Complaint, as amended, alleges that MGA has failed to pay the named Plaintiff the appropriate amounts in reimbursements for MRI reading, and that MGA should be liable to all similarly situated MRI providers. MGA disagrees with the allegations and intends to defend the case vigorously.

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

Off-balance-sheet-risk

The Company does not have any financial instruments where there is off-balance-sheet-risk of accounting loss due to credit or market risk. There is credit risk in the premiums receivable and reinsurance balances receivable of the Company. At September 30, 2007 and December 31, 2006, the Company did not have any claims receivables that were material with regard to shareholders' equity.

(12)	Subsequent Events

On November 1, 2007, the Company and MGA Insurance Company announced the completion of the sale of General Agents to Montpelier Re U.S. Holdings, Ltd., a subsidiary of Montpelier Re Holdings, Ltd. The Company received $4.75 million, plus $5.0 million of policyholders’ surplus that remained in General Agents at closing. The Company expects to record a gain on sale from this transaction during the fourth quarter of 2007 of approximately $4.5 million, with the net proceeds expected to be contributed to policyholders’ surplus of MGA. As part of the closing transaction, all direct obligations of General Agents were assumed 100% by MGA and MGA also indemnified General Agents against other liabilities existing prior to closing. Additionally, the Company guaranteed the obligations of MGA to General Agents.

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

The following table presents selected financial information in thousands of dollars:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Gross premiums written	$46,625	55,738	147,923	157,813

Net premiums earned	$46,904	49,979	149,337	136,099

Income (loss) before Federal income taxes	$(3,035)	2,305	(6,144)	4,970

Federal income tax expense (benefit)	$1,247	(537)	1,424	(1,284)

Net (loss) income	$(4,282)	2,842	(7,568)	6,254

Net (loss) income available to common shareholders	$(4,282)	2,842	(7,568)	4,416

GAAP C & CAE ratio (1)	80.4%	69.3%	79.9%	69.5%

GAAP Expense ratio (2) (3)	27.1%	26.9%	25.2%	27.4%

GAAP Combined ratio (2)	107.5%	96.2%	105.1%	96.9%

(1)	C & CAE is an abbreviation for Claims and Claims Adjustment expenses, stated as a percentage of net premiums earned.
(2)	The Expense and Combined ratios do not reflect expenses of the holding company, which include interest expense on the note payable and subordinated debentures.
(3)

Commissions, change in deferred acquisition costs, underwriting expenses and operating expenses (insurance subsidiaries only) are offset by agency revenues and are stated as a percentage of net premiums earned.

In the first quarter of 2006, the Company issued $25 million of 30 year subordinated debentures, which enabled the Company to redeem its outstanding Series A Preferred Stock due in January, 2011 and provided additional capital of $5 million. In the fourth quarter of 2006, the Company issued $18 million of 30 year subordinated debentures, the proceeds of which are intended to be used for general corporate purposes (see “Capital Transaction – 2006 Subordinated Debentures”).

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

The Company continues to settle and reduce its inventory of commercial lines claims. At September 30, 2007, there were 51 claims associated with the Company’s runoff book outstanding, compared to 73 as of December 31, 2006. As of September 30, 2007, in respect of its runoff lines, the Company had $10,959,000 in net unpaid C & CAE compared to $15,864,000 as of December 31, 2006. For the periods presented, the Company has recorded favorable development in unpaid C & CAE from the runoff lines with the settlement and reduction in the inventory of commercial lines claims. See “Results of Operations – Claims and claims adjustment expenses.” Due to the long tail and litigious nature of these claims, the Company anticipates it will take a substantial number of years to complete the adjustment and settlement process with regard to existing claims and the additional claims it expects to receive in the future from its past business writings. Most of the remaining claims are in suit and the Company’s future results may or may not be impacted either negatively or positively based on its ability to settle the remaining claims and new anticipated claims within its established reserve level.

Results of Operations

The discussion below primarily relates to the Company's insurance operations, although the selected consolidated financial data appearing elsewhere is on a consolidated basis. The expense item “Underwriting and operating expenses” includes the operating expenses of the holding company, GAINSCO, INC. (“GAN”).

Gross premiums written decreased 16% for the third quarter of 2007 from the third quarter of 2006 and decreased 6% for the first nine months of 2007 from the first nine months of 2006. The following table presents gross premiums written by region in thousands of dollars:

	Three months ended September 30,				Nine months ended September 30,
	2007		2006		2007		2006
	(Amounts in thousands)
Region:
Southeast (Florida, South Carolina)	$26,270	56%	31,353	56%	81,076	55%	89,274	57%
South Central (Texas)	11,039	24	14,933	27	37,358	25	42,175	27
Southwest (Arizona, Nevada, New Mexico)	8,524	18	7,521	13	26,533	18	19,587	12
West (California)	792	2	1,931	4	2,956	2	6,777	4

Total	$46,625	100%	55,738	100%	147,923	100%	157,813	100%

Each of the regions, except Southwest, recorded premium declines in the 2007 periods from the 2006 periods. The percent of premium (decrease) increase by region for the 2007 periods from the 2006 periods is as follows: Quarterly, Southeast (16)%, South Central (26)%, Southwest 13% and West (59)%; nine months, Southeast (9)%, South Central (11)%, Southwest 35% and West (56)%. Planned rate increases to reduce unprofitable business and selective reduction in the agency force are the main reasons for the decrease in the gross premiums written. Net premiums earned decreased 6% in the third quarter of 2007 from the third quarter of 2006 primarily as a result of decreases in gross premiums written in the second and third quarters of 2007. Net premiums earned increased 10% in the first nine months of 2007 over the first nine months of 2006, primarily as a result of the growth in gross premiums written in the fourth quarter of 2006 and the first quarter of 2007 which were above the comparable prior year’s periods and fourth quarter 2005 changes in the earnings of policy fees impacting the 2007 periods as compared to the 2006 periods.

Net investment income increased $428,000 (23%) in the third quarter of 2007 over the third quarter of 2006 and increased $2,066,000 (42%) in the first nine months of 2007 over the first nine months of 2006. The increase between the quarterly periods was primarily due to a 21% increase in average investments and a 42% increase in Bonds available for sale. The increase between the first nine month periods was primarily due to a 35% increase in average investments and the 42% increase in Bonds available for sale. At September 30, 2007, Bonds available for sale comprised 71% of Investments versus 58% at September 30, 2006. The annualized return on average investments was 5.1% for the first nine months of 2007 versus 4.8% for the first nine months of 2006. The increase in average investments was due to funds received from the 2006 rights offering and funds received from the issuance of the Subordinated debentures in 2006 (see “Capital Transaction – 2006 Subordinated Debentures”).

Agency revenues decreased $130,000 (4)% in the third quarter of 2007 from the third quarter of 2006 primarily due to the decrease in gross premiums written discussed previously. Agency revenues increased $803,000 (9%) in the first nine months of 2007 over the first nine months of 2006 primarily as a result of the growth in agency fees in the fourth quarter of 2006 and the first quarter of 2007 which were above the comparable prior year's periods. Agency fees are primarily fees charged on insured balances.

Claims and claims adjustment expenses (“C & CAE”) increased $3,068,000 (9%) in the third quarter of 2007 over the third quarter of 2006. The C & CAE ratio was 80.4% in the third quarter of 2007 versus 69.3% in the third quarter of 2006. The runoff lines recorded a decrease in estimates of ultimate liabilities for prior accident years of approximately $83,000 in the third quarter of 2007, $663,000 in the third quarter of 2006. The C & CAE ratio for nonstandard personal auto was 80.5% for the third quarter of 2007 versus 70.6% for the third quarter of 2006. The increase is primarily due to an increase in estimates of ultimate liabilities for prior accident years of approximately $3,200,000, including $750,000 in “extra-contractual” claims, as described below.

Claims and claims adjustment expenses (“C & CAE”) increased $24,829,000 (26%) in the first nine months of 2007 over the first nine months of 2006. The C & CAE ratio was 79.9% in the first nine months of 2007 versus 69.5% in the first nine months of 2006. The runoff lines recorded a decrease in estimates of ultimate liabilities for prior accident years of approximately $2,297,000 in the first nine months of 2007 and $2,116,000 during the first nine months of 2006. The C & CAE ratio for nonstandard personal auto was 81.5% for the first nine months of 2007 versus 71.0% for the first nine months of 2006. The increase is primarily due to increases in estimates of ultimate liabilities for claims occurring in prior accident years of approximately $9,600,000, which includes $2,166,000 for “extra-contractual” claims, as described below. Of the $9,600,000 increase in ultimate liabilities for claims exposure from prior accident years, the following amounts relate to exposure in three states:

•	Florida – $4,900,000

•	Texas – $2,500,000

•	Nevada – $1,600,000

A substantial portion of these increases are attributable to bodily injury liability coverage. Approximately $6,800,000 relates to the 2006 accident year.

New business and the entry into new territories and product lines, associated with the Company’s growth beginning in 2005, has generally produced higher claims and greater uncertainty in determining reserves than more seasoned in-force business. See Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The increase in estimates of ultimate liabilities for prior accident years for nonstandard personal auto in the first nine months of 2007 is primarily the result of actual and projected increases in severity associated with bodily injury liability. The increase in estimates of ultimate liabilities for prior accident years includes approximately $2,166,000 for the nine months of 2007 relating to obligations and potential claims exposure relating to “extra-contractual” claims, in which claimants seek to recover amounts significantly in excess of applicable policy limits. In the first nine months of 2007, the Company has incurred several “extra-contractual” claims primarily related to claims occurring in prior accident years. All of the known “extra-contractual” exposure arises from claims occurring in Florida and Nevada.

Claims for “extra-contractual” liability arise when a claim is originally denied or the claimant asserts that a claim has been handled inappropriately, and the claimant further asserts that such denial or allegedly inappropriate response was improper or in “bad faith.” In such cases, which tend to arise in cases involving serious injury or death, it is not unusual for the amount of the claim to exceed by a substantial amount the policy limits that would otherwise be applicable. Where the Company becomes aware of such a potential claim, it typically consults with outside counsel and, if appropriate, seeks to settle the claim on terms as favorable as possible in light of all the relevant circumstances. The amounts required for settlement of such claims, and the potential award if a case cannot be settled on acceptable terms, vary widely depending on the specific facts of the claim, the applicable law and other factors.

During 2006, the Company began implementing improved claim practices in each of the major regions’ claims departments in order to seek to ultimately decrease the average time from when a claim occurs to when it is settled. The Company believes that, over the long term, timeliness in the settlement of claims is likely to produce the most favorable claim results for the Company. However, when this practice is initially implemented, it can cause an increase in the C & CAE and introduce greater uncertainty into the process of setting reserves. These operational changes may result in an increase in the amount of aggregate claim settlements and cause our ultimate claim and claim adjustment expense to increase in comparison to prior accident years.

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

Policy acquisition costs include commission expense, change in deferred policy acquisition costs, premium taxes and regulatory fees and assessments. The decrease of $864,000 (11)% in the third quarter of 2007 from the third quarter of 2006 is primarily due to decreases in commission rates and deferrable marketing and underwriting expenses in the third quarter of 2007 when compared to the third quarter of 2006. The ratio of Policy acquisition costs to Net premiums earned was 14.9% for the third quarter of 2007, 15.7% for the third quarter of 2006, 14.8% for the first nine months of 2007 and 16.3% for the first nine months of 2006. The decreases in the ratio of Policy acquisition costs to Net premiums earned in the 2007 periods were primarily due to decreases in commission rates and deferrable marketing and underwriting expenses.

Underwriting and operating expenses decreased slightly in the third quarter of 2007 from the third quarter of 2006. The increase of $927,000 (3%) in the first nine months of 2007 is primarily due to an increase in advertising, underwriting reports, employment fees and insurance expenses in the second quarter of 2007. Underwriting and operating expenses as a percent of Net premiums earned and Agency revenues, were 19.1% and 18.1% for the third quarter of 2007 and 2006, respectively 17.4% and 18.4% for the first nine months of 2007 and 2006, respectively. The increase in the ratio for the quarterly periods is primarily related to the decrease in Net premiums earned. These expenses are semi-variable with earned premium fluctuations. The decrease in the ratio for the nine month period is related to the increase in Net premiums earned.

The increase in Interest expense is primarily related to the Subordinated debentures issued in 2006. The third quarter of 2007 and the first nine months of 2007 included interest on $43 million of outstanding Subordinated debentures, whereas in the third quarter of 2006 and the first nine months of 2006, interest was on $25 million of outstanding Subordinated debentures (see “Capital Transaction – 2006 Subordinated Debentures”).

For the third quarter and first nine months of 2007, the Company increased the amount of the deferred tax asset valuation allowance by $2,279,000 and $3,505,000, respectively, to reflect that the 2007 taxable loss to date provides some negative objective evidence regarding utilization of the deferred tax asset, particularly in the short term. Subjectively, management continues to believe that the Company is likely to generate sufficient taxable income to utilize the deferred tax asset over its remaining life, although risks and uncertainties exist which could interfere with that realization. The increase in the valuation allowance resulted in an increase to the effective tax rate for both the three months and the nine months ended September 30, 2007.

As of September 30, 2007 and December 31, 2006, the net deferred tax asset before valuation allowance was $27,907,000 and $25,862,000, and the valuation allowance was $19,021,000 and $15,516,000, respectively.

Capital Transactions

Rights Offering

In November 2006, the Company completed a rights offering which raised approximately $17.9 million in net proceeds. The Common Stock available through the rights offering, which included an over-subscription privilege in, was fully subscribed. Primarily as a result of this rights offering, the number of shares of Common Stock outstanding increased from 20,225,574 as of December 31, 2005 to 24,924,825 as of December 31, 2006. As of September 30, 2007 and December 31, 2006, GMSP owns approximately 33% of the outstanding Common Stock, Mr. Stallings owns approximately 22% and Mr. Reis owns approximately 11%.

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

Liquidity and Capital Resources

Parent Company

GAN provides administrative and financial services for its wholly owned subsidiaries. GAN needs cash during 2007 primarily for administrative expenses and interest on the Subordinated debentures and the Note payable. GAN has approximately $7.2 million in short-term investments and marketable securities that can be used for general corporate purposes. Another source of cash to meet obligations is statutorily permitted dividend payments from its insurance subsidiary. Statutes restrict the payment of dividends by the insurance company to the available surplus funds. The maximum amount of cash dividends that may be declared without regulatory approval in any 12-month period is the greater of net income for the 12-month period ended the previous December 31 or ten percent (10%) of policyholders’ surplus as of the previous December 31. For 2007, the maximum amount of cash dividends that may be paid without regulatory approval is approximately $2,486,000. GAN believes the cash available from its short-term investments should be sufficient to meet its expected obligations for 2007.

Net Operating Loss Carryforwards

Deferred tax assets are evaluated and a valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. See Note (1)(f) “Federal Income Taxes” in Notes to Condensed Consolidated Financial Statements appearing under PART 1. Financial Information – Item 1. “Financial Statements” of this report for further discussion. As of September 30, 2007, the Company believes it is more likely than not that the amount of the deferred tax asset recorded, net of the valuation allowance, will ultimately be recovered. However, should circumstances cause this belief to change, the tax provision would increase in the period in which determination that recovery is not likely occurred. For the quarter ended September 30, 2007, the Company increased the amount of the valuation allowance by $2,279,000 to reflect that the 2007 taxable loss to date provides some negative objective evidence regarding utilization of the deferred tax asset, particularly in the short term. Subjectively, management continues to believe that the Company is likely to generate sufficient taxable income to utilize the deferred tax asset over its remaining life, although risks and uncertainties exist which could interfere with that realization.

As of September 30, 2007 and December 31, 2006, the deferred tax asset was $27,907,000 and $25,862,000, and the valuation allowance was $19,021,000 and $15,516,000, respectively.

As of September 30, 2007, the Company has net operating loss carryforwards for tax purposes aggregating $69,554,000. These net operating loss carryforwards of $13,420,000, $33,950,000, $13,687,000, $633,000 and $7,864,000, if not utilized, will expire in 2020, 2021, 2022, 2023 and 2027, respectively. The tax benefit of the net operating loss carryforwards is $23,648,000, which is calculated by applying the Federal statutory income tax rate of 34% against the net operating loss carryforwards of $69,554,000. The $7,864,000 that will expire in 2027 was generated in the first nine months ended September 30, 2007.

Subsidiaries, Principally Insurance Operations

The primary sources of the insurance subsidiaries' liquidity are funds generated from insurance premiums, net investment income and maturing investments. The short-term investments and cash are intended to provide adequate funds to pay claims without selling fixed maturity investments. At September 30, 2007, the insurance subsidiaries held short-term investments and cash that the insurance subsidiaries believe are at adequate liquidity for the payment of claims and other short-term commitments.

With regard to liquidity, the average duration of the investment portfolio is approximately 1 year. The fair value of the investment portfolio at September 30, 2007 was $345,000 below amortized cost, before taxes. These unrealized losses are considered temporary (see Note 2 of Notes to Condensed Consolidated Financial Statements). Various insurance departments of states in which the Company operates require the deposit of funds to protect policyholders within those states. At September 30, 2007 and December 31, 2006, the balance on deposit for the benefit of such policyholders totaled $10,042,000 and $10,401,000, respectively.

Net cash used for operating activities was $11,331,000 for the first nine months of 2007 versus cash provided by operating activities of $20,523,000 for the first nine months of 2006. The cash used for operating activities between the periods was primarily attributable to higher C & CAE ratios for nonstandard personal auto between the periods as a result of claims paid.

Investments and Cash decreased in 2007 primarily as a result of cash used for operations for the payment of claims. At September 30, 2007, 89% of the Company's investments were rated investment grade with an average duration of approximately 1 year, including approximately 28% that were held in short-term investments. The Company classifies its bond securities as available for sale. The net unrealized loss associated with the investment portfolio was $228,000 (net of tax effects) at September 30, 2007. Certain of our mortgage-backed securities are collateralized by residential mortgage loans that are considered subprime. The cost and fair value of these securities totaled $1,933,000 and $1,852,000 at September 30, 2007, respectively. Our practice for acquiring and monitoring subprime mortgage-backed securities takes into consideration the quality of the originator, quality of the servicer, security credit rating, underlying characteristics of the mortgages, borrower characteristics, level or credit enhancement in the transaction, and bond insurer strength, where applicable. All of our subprime securities are rated investment grade. Of this amount, 5.9% has a based Standard and Poor’s rating of “AAA,” and the remaining 94.1% an “A” rating. No downgrades have been experienced on any of these holdings since purchase. The Company expects to receive all payments on these securities in accordance with their original contractual term as the securities approach their maturity dates or sooner if market yield for such securities decline. The Company has determined that none of the subprime securities are impaired because of credit quality or because of any company or industry specific event. Based on management’s evaluation and intent, none of the unrealized losses are considered other than temporary.

Premiums receivable decreased due to the decrease in premium writings. This balance is comprised primarily of premiums due from insureds. Most of the policies are written with a down payment and monthly payment terms of up to four months on six month policies. As of September 30, 2007 and December 31, 2006, the Company recorded allowance for doubtful accounts of $386,000 and $880,000, respectively, which it considers adequate. The decrease in the allowance for doubtful accounts was due primarily to write-offs recorded in the first nine months of 2007 that had been recorded in the allowance for doubtful accounts at December 31, 2006.

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

Deferred Federal income taxes is comprised of temporary differences and the tax asset from net operating loss carryforwards less a partial valuation allowance that reduces the net operating loss carryforwards deferred tax asset (see “Liquidity and Capital Resources – Net operating Loss Carryforwards”).

Unpaid C & CAE decreased primarily as a result of the settlement of claims in the normal course and favorable development in first nine months of 2007 from the runoff lines. As of September 30, 2007, the Company had $61,904,000 in net unpaid C & CAE (Unpaid C & CAE of $72,961,000 less Ceded unpaid C & CAE of $11,057,000). This amount represents management’s best estimate of the ultimate liabilities. The significant operational changes we have recently made in the nonstandard personal auto claims adjustment process and changing claims trends increase the uncertainties which exist in the estimation process and could lead to inaccurate estimates of claim and claim adjustment expense.

The reserve estimates are made each quarter by our in-house actuarial staff and reviewed by an independent actuarial firm. We do not rely upon the review by the independent actuarial firm to determine the amount of our GAAP reserves. However, the analysis provided by the independent actuarial firm is used to corroborate the reserve selections made by the in-house actuarial staff. Our independent actuarial firm also provides annual opinions related to adequacy of the statutory reserves for the insurance company subsidiaries.

As of September 30, 2007 and December 31, 2006, in respect of its runoff lines, the Company had $10,959,000 and $15,864,000, respectively, in net unpaid C & CAE. Historically, the Company has experienced significant volatility in its reserve projections for its commercial lines. This volatility has been primarily attributable to its commercial automobile and general liability product lines. On February 7, 2002, the Company announced it had decided to discontinue writing commercial lines insurance due to continued adverse claims development and unprofitable results. The Company has been settling and reducing its remaining inventory of commercial claims (see “Business Operations – Discontinuance of Commercial Lines”). As of September 30, 2007, 51 runoff claims remained versus 73 at December 31, 2006. The average runoff claim reserve was approximately $215,000 per claim and $217,000 per claim at September 30, 2007 and December 31, 2006, respectively.

Unearned premiums decreased primarily as a result of the decrease in premium writings, mentioned previously.

Premiums payable, Commissions payable and Reinsurance balances payable all decreased primarily due to a fronting reinsurance arrangement that is being phased out beginning in January 2007. These balances should continue to decline as the Company places the business with its insurance subsidiaries.

Accounts payable decreased primarily due to accrued compensation at December 31, 2006 that was paid in March and April of 2007.

The Company and MGA completed the previously announced sale of General Agents. See Note (12) “Subsequent Events” in Notes to Condensed Consolidated Financial Statements appearing under PART 1. Financial Information – Item 1. “Financial Statements” of this report for further discussion.

The Company's statutory capital exceeds the benchmark capital level under the Risk Based Capital formula for its insurance companies. Risk Based Capital is a method for establishing the minimum amount of capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of September 30, 2007:

	Payments due by period
	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
	(Amounts in thousands)
Unpaid C & CAE	$72,961	42,309	20,715	8,913	1,024
Trust preferred I	25,000	—	—	—	25,000
Trust preferred I interest	8,059	2,303	4,605	1,151	—
Trust preferred II	18,000	—	—	—	18,000
Trust preferred II interest	7,607	1,700	3,400	2,507	—
Operating leases	11,900	2,540	4,059	2,293	3,008
Employment agreements	3,360	840	1,680	840	—
Note payable	2,000	400	1,600	—	—
Note payable interest	302	130	172	—	—
Sponsorship agreement	375	375	—	—	—
Drafts payable	612	558	54	—	—

Total commitments	$150,176	51,155	36,285	15,704	47,032

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

The Note payable is assumed to be settled at its contractual maturity. Interest on the Note payable is calculated using the 7.23063% interest rate in effect at October 1, 2007. Interest due on Trust Preferred I is calculated based on the 9.21% rate in effect on September 30, 2007. Interest due on Trust Preferred II is calculated based on the 9.44438% rate in effect on September 30, 2007. See Note (4) “Note Payable” and Note (5) “Subordinated Debentures” in Notes to Condensed Consolidated Financial Statements appearing under PART 1. Financial Information – Item 1. “Financial Statements” of this report for detail.

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

Until the sale of the building on July 31, 2007 to Equastone, a nonaffiliated third party, the building was owned by Crescent Real Estate Equities, Ltd., a Delaware corporation (“Crescent”). The general partner of Crescent Funding was CRE Management VIII, L. P., a Delaware limited liability company, of which Crescent was the Manager. Two of the directors of the Company, Robert W. Stallings (the executive Chairman of the Board of Directors) and John C. Goff, were members of the Board of Managers of Crescent. Mr. Goff was also the Chief Executive Officer and Vice Chairman of the Board of Managers of Crescent. The Lease was unanimously approved by the members of the Company’s Board of Directors other than Messrs. Stallings and Goff, who did not vote on the Lease, and the amendments were each approved by the Corporate Governance Committee.

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

Item 3. Quantitative and Qualitative Disclosures

About Market Risk

Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in equity prices, interest rates, foreign exchange rates and commodity prices. The Company’s consolidated balance sheets include assets whose estimated fair values are subject to market risk. The primary market risk to the Company is interest rate risk associated with investments in fixed maturities and the risk of full principal repayments in subprime securities. The Company has no foreign exchange or commodity risks.

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

The durations of the investment portfolio, all of which is available for sale and not for trading purposes, were approximately 1.1 years and 1.4 year at September 30, 2007 and December 31, 2006, respectively. The Company’s market risks at September 30, 2007 have not materially changed from those identified at December 31, 2006.

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

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, on the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this report. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's Exchange Act reports.

While the Company believes that its existing disclosure controls and procedures have been effective to accomplish their objectives, the Company intends to continue to examine, refine and document its disclosure controls and procedures and to monitor ongoing developments in this area.

During the quarter ended September 30, 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Insurance Class Action Litigation

As previously, reported, MGA is the defendant in a purported class action styled MD Readers, Inc. (a/a/o Jose Asensi) and all others similarly situated v. MGA Insurance Company, Inc. The Complaint, as amended, alleges that MGA has failed to pay the named Plaintiff the appropriate amounts in reimbursements for MRI reading, and that MGA should be liable to all similarly situated MRI providers. MGA disagrees with the allegations and intends to defend the case vigorously.

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

The only material changes from risk factors disclosed in Item 1A of the Annual Report Form 10-K for the year ended December 31, 2006 are set forth in Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and in Reports on Form 8-K filed on October 2, 2007 and October 12, 2007.

Item 6.	Exhibits

(a)	Exhibits

*3.1	Restated Articles of Incorporation of Registrant as filed with the Secretary of State of Texas on July 24, 1986 [Exhibit 3.1, filed in Registration Statement No. 33-7846 on Form S-1, effective November 6, 1986].

*3.2	Articles of Amendment to the Articles of Incorporation as filed with the Secretary of State of Texas on June 10, 1988 [Exhibit 3.2, filed in Registration Statement No. 33-25226 on Form S-1, effective November 14, 1988].

*3.3	Articles of Amendment to Articles of Incorporation as filed with the Secretary of State of Texas on August 13, 1993 [Exhibit 3.6, Form 10-K dated March 25, 1994].

*3.4	Articles of Amendment to Articles of Incorporation as filed with the Secretary of State of Texas on November 10, 2005 [Exhibit 3.8, Form 8-K filed November 16, 2005].

*3.5	Statement of Resolution Establishing and Designating Series A Convertible Preferred Stock of Registrant as filed with the Secretary of State of the State of Texas on October 1, 1999 [Exhibit 99.18, Form 8-K dated June 29, 1999].

*3.6	Articles of Amendment to the Statement of Resolution Establishing and Designating the Series A Convertible Preferred Stock of Registrant as filed with the Secretary of State of Texas on January 21, 2005 [Exhibit 4.1, Form 8-K filed January 24, 2005].

*3.7	Bylaws of Registrant as amended through August 11, 2005. [Exhibit 3.8, Form 8-K dated August 9, 2005].

*4.1	Form of Common Stock Certificate [Exhibit 4.6, Form 10-K dated March 28, 1997].

*4.2	Agreement dated August 26, 1994 appointing Continental Stock Transfer & Trust Company transfer agent and registrar [Exhibit 10.28, Form 10-K dated March 30, 1995].

*4.3	Series B Common Stock Purchase Warrant dated as of October 4, 1999 between Registrant and Goff Moore Strategic Partners, L.P. (“GMSP”) [Exhibit 99.20, Form 8-K filed October 7, 1999].

*4.4	First Amendment to Series B Common Stock Purchase Warrant dated as of March 23, 2001 between Registrant and GMSP [Exhibit 99.22, Form 8-K/A filed March 30, 2001].

*4.5	Second Amendment to Series B Common Stock Purchase Warrant dated as of January 21, 2005 between Registrant and GMSP [Exhibit 10.10, Form 8-K filed January 24, 2005].

*10.29	Stock Purchase Agreement by and between GAINSCO, INC., MGA Insurance Company, Inc. and Montpelier Re U.S. Holdings Ltd. dated August 13, 2007 (Exhibit 10.29, Form 8-K filed August 17, 2007).

11.1	Statement regarding Computation of Per Share Earnings (the required information is included in Note 1(f) of Notes to Consolidated Financial Statements included in this Report and no separate statements is, or is required to be, filed as an Exhibit).

15.1	Awareness Letter of KPMG LLP. (1)

31.1	Section 302 Certification – Chief Executive Officer. (1)

31.2	Section 302 Certification – Chief Financial Officer. (1)

32.1	Certificate Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer. (2)

32.2	Certificate Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer. (2)

*	—Exhibit has previously been filed with the Commission as an exhibit in the filing designated in brackets and is incorporated herein by this reference. Registrant's file number for reports filed under the Securities Exchange Act of 1934 is 1-9828.
(1)	Filed herewith.
(2)	Furnished (but not filed) herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the Registrant as well as in his capacity as Chief Financial Officer.

GAINSCO, INC.

Date: November 14, 2007	By:	/s/ Daniel J. Coots
Daniel J. Coots
Senior Vice President, Treasurer and Chief Financial Officer

INDEX OF EXHIBITS

Exhibit No.	Description
*3.1	Restated Articles of Incorporation of Registrant as filed with the Secretary of State of Texas on July 24, 1986 [Exhibit 3.1, filed in Registration Statement No. 33-7846 on Form S-1, effective November 6, 1986].

*3.2	Articles of Amendment to the Articles of Incorporation as filed with the Secretary of State of Texas on June 10, 1988 [Exhibit 3.2, filed in Registration Statement No. 33-25226 on Form S-1, effective November 14, 1988].

*3.3	Articles of Amendment to Articles of Incorporation as filed with the Secretary of State of Texas on August 13, 1993 [Exhibit 3.6, Form 10-K dated March 25, 1994].

*3.4	Articles of Amendment to Articles of Incorporation as filed with the Secretary of State of Texas on November 10, 2005 [Exhibit 3.8, Form 8-K filed November 16, 2005].

*3.5	Statement of Resolution Establishing and Designating Series A Convertible Preferred Stock of Registrant as filed with the Secretary of State of the State of Texas on October 1, 1999 [Exhibit 99.18, Form 8-K dated June 29, 1999].

*3.6	Articles of Amendment to the Statement of Resolution Establishing and Designating the Series A Convertible Preferred Stock of Registrant as filed with the Secretary of State of Texas on January 21, 2005 [Exhibit 4.1, Form 8-K filed January 24, 2005].

*3.7	Bylaws of Registrant as amended through August 11, 2005. [Exhibit 3.8, Form 8-K dated August 9, 2005].

*4.1	Form of Common Stock Certificate [Exhibit 4.6, Form 10-K dated March 28, 1997].

*4.2	Agreement dated August 26, 1994 appointing Continental Stock Transfer & Trust Company transfer agent and registrar [Exhibit 10.28, Form 10-K dated March 30, 1995].

*4.3	Series B Common Stock Purchase Warrant dated as of October 4, 1999 between Registrant and Goff Moore Strategic Partners, L.P. (“GMSP”) [Exhibit 99.20, Form 8-K filed October 7, 1999].

*4.4	First Amendment to Series B Common Stock Purchase Warrant dated as of March 23, 2001 between Registrant and GMSP [Exhibit 99.22, Form 8-K/A filed March 30, 2001].

*4.5	Second Amendment to Series B Common Stock Purchase Warrant dated as of January 21, 2005 between Registrant and GMSP [Exhibit 10.10, Form 8-K filed January 24, 2005].

*10.29	Stock Purchase Agreement by and between GAINSCO, INC., MGA Insurance Company, Inc. and Montpelier Re U.S. Holdings Ltd. dated August 13, 2007 (Exhibit 10.29, Form 8-K filed August 17, 2007).

11.1	Statement regarding Computation of Per Share Earnings (the required information is included in Note 1(f) of Notes to Consolidated Financial Statements included in this Report and no separate statements is, or is required to be, filed as an Exhibit).

15.1	Awareness Letter of KPMG LLP. (1)

31.1	Section 302 Certification – Chief Executive Officer. (1)

31.2	Section 302 Certification – Chief Financial Officer. (1)

32.1	Certificate Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer. (2)

32.2	Certificate Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer. (2)

*	—Exhibit has previously been filed with the Commission as an exhibit in the filing designated in brackets and is incorporated herein by this reference. Registrant's file number for reports filed under the Securities Exchange Act of 1934 is 1-9828.
(1)	Filed herewith.
(2)	Furnished (but not filed) herewith.