Form 10-K
period 2007-12-31
GAINSCO INC
filed 2008-03-28
CIK 786344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15 (d) of

The Securities Exchange Act of 1934

For the fiscal year ended	Commission file number 1-9828
December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐            Accelerated Filer  ☐            Non-Accelerated Filer  ☐            Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock ($.10 par value), the registrant’s only class of voting or non-voting common equity stock, held by non-affiliates of the registrant (7,686,707 shares) as of the close of the business on June 30, 2007 was $50,655,399 (based on the closing sale price of $6.59 per share on that date on the American Stock Exchange).

As of March 21, 2008, there were 24,922,957 shares of the registrant’s Common Stock ($.10 par value) outstanding.

Incorporation by Reference

Portions of the Company’s Proxy Statement for its Annual Meeting of Shareholders expected to be held on May 28, 2008 are incorporated by reference herein in response to Items 10, 11, 12, 13 and 14 of Part III of Form 10-K.

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

Our insurance operations, which include our ongoing nonstandard personal auto insurance and the runoff of our commercial lines business, are presently conducted through one insurance company: MGA Insurance Company, Inc. (“MGA”). Another insurance company previously owned by the Company, General Agents Insurance Company of America. Inc. (“General Agents”) was sold in 2007. Prior to February 2002, we were engaged in commercial lines underwriting. We exited this business due to continued adverse reserve development and unfavorable financial results, and our commercial lines business has been in run-off since then. We entered the nonstandard personal auto insurance business through the acquisition in 1998 of the Lalande Group, located in Miami, Florida.

We expanded into Texas in 2003, Arizona and Nevada in 2004, California in 2005 and South Carolina in 2006, and we entered New Mexico in the first quarter of 2007. While we have entered these states to lay the foundation for a long term diversification process, we were significantly constrained in pursuing growth prior to our recapitalization which was consummated in January 2005. We further increased our capital in 2005 and 2006 through two rights offerings to existing shareholders (with aggregate net proceeds to the Company of $32.0 million) and two private offerings of trust preferred securities (with net proceeds to the Company of $41.1 million); see “Significant Corporate Transactions” below. These transactions permitted us to pursue our growth strategy and, beginning in 2005, we hired additional key senior management personnel, created a new Operations Center in Dallas, Texas with expanded processing to handle our anticipated growth and expanded our marketing and distribution efforts. In 2005, we began implementation of our strategy of growth and diversification and substantially increased the scope of our operations.

For the year ended December 31, 2007, our gross premiums written totaled approximately $184.9 million, down 9% from the year ended December 31, 2006. Our total revenues for the year ended December 31, 2007 were approximately $219.4 million and net loss was approximately $18.6 million. Our shareholders’ equity was approximately $66.0 million as of December 31, 2007.

As of the date hereof, our insurance company is rated “B” (fair) by A.M. Best. Our common stock is publicly traded on the American Stock Exchange under the symbol “GAN.”

Our Business Model

Insurance Subsidiaries

We execute our strategy through our insurance company subsidiary, as well as two non-risk bearing managing general agency subsidiaries and a claims adjustment company, as follows:

MGA: MGA is the company through which our nonstandard auto business is underwritten in all states. Until 2007, MGA acted as a reinsurer on all business underwritten in Texas through an unaffiliated third party insurance company. Some business in Texas is now written directly by MGA. MGA assumed through reinsurance all of the outstanding claims and liabilities of General Agents that existed when the former subsidiary was sold in November 2007. The Company markets its nonstandard auto insurance products through over 3,700 independent agency locations in Arizona, Florida, Nevada, New Mexico, South Carolina, Texas and one general agency in California that markets through approximately 1,000 insurance broker locations.

MGA Agency, Inc. (“MGA Agency”): MGA Agency provides marketing and agency relationship management services for MGA and for an unaffiliated insurer that provides fronting paper for MGA in Texas. MGA Agency receives commissions and other administrative fees from MGA and the unaffiliated insurance company based on the amount of gross premiums produced for each respective company. Additionally, MGA Agency receives various fees related to insurance transactions that vary according to state insurance laws and regulations.

National Specialty Lines, Inc. (“NSL”): NSL provides marketing and agency relationship management for MGA in Florida and South Carolina. NSL receives various fees related to insurance transactions that vary according to state insurance laws and regulations.

DLT Insurance Adjusters, Inc. (“DLT”): DLT provides claims adjusting, settlement and management of all Florida claims.

Insurance Operations

The following table sets forth our gross premiums written by region for the periods indicated:

	Years ended December 31,
	2007	2006
	(Amounts in thousands)
Southeast (Florida, South Carolina)	$102,208	113,550
South Central (Texas)	45,373	53,557
Southwest (Arizona, New Mexico, Nevada)	33,692	27,315
West (California)	3,597	8,024

Total	$184,870	202,446

Geographically, we are focused on marketing our nonstandard personal auto product in selected states in the southern region of the United States. We currently operate in Arizona, California, Florida, Nevada, New Mexico, South Carolina and Texas. Data published by A.M. Best indicates that approximately $16.5 billion of nonstandard personal auto insurance was written in these states in 2006, representing approximately 45% of the entire U.S. nonstandard personal auto market. We believe that our share of the total nonstandard personal auto market is less than 3% in each of the states in which we operate.

Our Industry

Personal auto insurance is the largest line of property and casualty insurance in the United States. In 2006, the personal auto insurance market was estimated by A.M. Best to be approximately $160 billion in premiums written. Personal auto insurance covers the driver against financial loss for legal liability to others for bodily injury, property damage and medical costs for treating injured parties. Coverage also may provide indemnification for damage to an insured’s vehicle from theft, collision and other perils. Personal auto insurance is comprised of preferred, standard and nonstandard risks. Nonstandard insurance is intended for drivers who typically seek the minimum statutory coverage limits required in the state in which they reside, and their driving record, age, vehicle type or payment history may represent a higher than normal risk. As a result, customers who purchase nonstandard auto insurance generally pay higher premiums for similar coverage than drivers who qualify for standard or preferred policies.

The personal auto insurance industry is cyclical, characterized by periods of price competition and excess capacity followed by periods of high premium rates and shortages of underwriting capacity. When underwriting standards for preferred and standard companies become more restrictive, more insureds seek nonstandard coverage and the size of the nonstandard market increases. While there is no precise industry-recognized demarcation between nonstandard policies and all other personal auto policies, we believe that nonstandard auto risks or specialty auto risks generally constitute approximately 20% to 25% of the overall personal auto insurance market, with the exact percentage fluctuating according to competitive conditions in the market.

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

We compete with many national, regional and local providers of nonstandard auto insurance products and services. We market our products primarily through independent agencies that also sell the insurance products of our competitors. Many competitors are national in scope, larger, and better capitalized than we are. Some competitors have aggressive national advertising campaigns and broad distribution networks and market directly to customers through employees rather than independent agents. Smaller regional insurance companies and local agents also compete vigorously at the local level. We believe our regional focus on the nonstandard auto market gives us the opportunity to develop relationships with our independent agents to build our Company through our targeted marketing efforts. This, together with competitive prices, payment terms and an emphasis on superior customer service, allows us to compete with both national competitors and smaller regional companies.

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

Nonstandard Auto Insurance

GAINSCO’s nonstandard personal auto products are primarily aligned with customers seeking to purchase basic coverage and limits of liability required by statutory requirements, or slightly higher. Our products include coverage for third party liability for bodily injury and physical damage, as well as collision and comprehensive coverage for theft, physical damage and other perils for an insured’s vehicle. Within this context, we offer our product to a wide range of customers who present varying degrees of potential risk to the company, and we strive to price our product to reflect this range of risk accordingly, in order to earn an underwriting profit. Simultaneously, when actuarially prudent, we attempt to position our product price to be competitive with other companies offering similar products to optimize our likelihood of securing our targeted customers. We offer flexible premium down payment, installment payment, late payment, and policy reinstatement plans that we believe help us secure new customers and retain existing customers, while generating an additional source of income from fees that we charge for those services. We primarily write six month policies in Arizona, Florida, Nevada, and New Mexico and both one month and six month policies in Texas, with one year policies in California and both six month and one year policies in South Carolina.

The following table sets forth our nonstandard personal auto gross premiums written (before ceding any amounts to reinsurers) and percentage of gross premiums written for the periods indicated.

	Years ended December 31,
	2007		2006
	(Dollar amounts in thousands)
Gross Premiums Written:
Nonstandard Personal Auto	$184,870	100%	202,446	100%

Policies in Force (End of Period)	136,612		158,985

Our Target Market

We believe our Company is well positioned to increase our penetration in the nonstandard personal auto market, including the Hispanic segment, in our targeted states. We are organized into four regions: the Southeast Region, based in Miami, markets to Florida and South Carolina; the South Central Region, based in Dallas, markets to Texas; the Southwest Region, based in Phoenix, markets to Arizona and Nevada and, beginning in the first quarter of 2007, to New Mexico; and the West Region, where we write insurance in California through a relationship with an independent managing general agency located in San Diego. From these locations, the Company markets its nonstandard personal auto products through over 3,700 independent agency locations in Arizona, Florida, Nevada, New Mexico, South Carolina and Texas and one general agency in California that markets through approximately 1,000 insurance broker locations. Many of these agents specialize in serving the Hispanic segment of the nonstandard personal auto market.

We believe that a majority of our customers and potential customers are Hispanic. To meet the needs of this niche market and effectively compete against other nonstandard auto carriers focused on this market segment, we have undertaken several marketing and distribution initiatives including (i) employing bilingual call center representatives – the great majority of GAINSCO’s call center representatives speak both English and Spanish, (ii) appointing agencies that serve the Hispanic marketplace to market our products, and (iii) pursuing a marketing strategy targeting Hispanic customers.

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

Product Focused Strategy

We monitor our claims ratios and, if we are not attaining desired results, we seek to adjust our pricing or curtail writing the products that we believe are negatively affecting our claim ratios. We seek to utilize our data processing systems to identify products and segments where we can achieve acceptable underwriting profits without assuming excessive underwriting risk. Subject to applicable regulatory filing and approval requirements, we modify our rates as often as we believe is necessary to improve our claim ratio and to respond to competitive forces. We also attempt to focus our marketing efforts on segments we believe will result in higher renewal and retention rates. To price our products, we utilize computer programs that run price comparisons between our Company and selected competitors, giving us the ability to identify potential opportunities to improve the positioning of our product prices.

Service Focused Strategy

From a service perspective, the Company attempts both to provide our appointed agents the ability to quote, bind and order the issuance of a policy for new customers from within their offices quickly and efficiently and to assure that customers are able to receive prompt, fair resolution of claims when they occur. We employ an easy-to-use proprietary web-based interface system that is able to bridge information contained in the agent’s quoting system to our web-based quoting system. We offer a web-based platform that enables the agent to perform a wide range of policy support functions throughout the course of a policy term. We also utilize an interactive telephonic voice response system that handles thousands of calls a day. This system allows agents and insureds to perform payment and inquiry functions. Our call center handles over 2,000 calls per day and the great majority of our customer service staff speaks both Spanish and English.

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

Insurance Operations

Operations Center

In support of our field-based marketing efforts we have an Operations Center in our corporate headquarters in Dallas, Texas. The Operations Center is designed to provide essential policy underwriting, issuance, billing, premium collection, customer inquiry, marketing and claims support services for the Company. The Company has upgraded, and continues to upgrade, its information technology infrastructure and operating applications to improve the efficiency, scope, scalability/capacity, and dependability in fulfilling these business functions.

A key component of the Operations Center is its Customer Call unit. The great majority of its staff are bilingual customer service representatives who support the Southeast, South Central and Southwest regions. In 2007, we consolidated our two call centers in Dallas in order to reduce the costs of this function while seeking to maintain responsiveness. A key goal of the Customer Call units is to provide outstanding customer service by attempting to respond to incoming calls within thirty seconds and fulfill the customer’s needs on that same call.

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

Over 95% of our new business is uploaded to us by agents via the Internet, either directly using our website or through comparative rating software used by agents to compare available policies offered by us and our competitors. The remainder of our business comes to us in the form of paper applications. For Internet business, an agent typically obtains quotes through a comparative rating software tool, and if our price and terms are acceptable, uploads application information directly to our website or from the comparative rater through an electronic bridge to our website. Some agents do not utilize a comparative rater and must access our products directly through our website quoting interface and then upload the business to our back-office systems.

Policy Service

We believe that superior policy service can enhance our competitive position in our markets. Since our product is sold through independent agents who typically represent five to ten other nonstandard auto insurance companies, our service levels are constantly being compared to other companies. Independent agents measure service in two areas: speed and ease of use. Because our independent agents can bind, endorse or reinstate a policy with us at point of sale and quickly get into contact with a customer service representative on the phone to service a client, we believe we have an advantage in selling policies over competitors whose service performance is perceived to be inferior to ours. We continue making technological improvements in the process by which policies, endorsements and information are processed to enhance the customer service experiences of our agents and customers and to increase our productivity.

Because the great majority of our customer service representatives speak both Spanish and English, we are generally able to meet the needs of our customers and agents speaking their preferred language.

Claims Administration

We are committed to maintaining a quality claims staff to control the cost of claims and effectively service claimants. We have a corporate claims department led by a claims executive supported by casualty and material damages claims leaders, quality assurance and training team. This corporate team sets and monitors claims practices, and directs the regional claims officers to enhance claims performance. We maintain field-based claims departments in each of our regions. Each claims group is headed by a senior claims manager and a staff of liability and material damage claims adjusters. Each claims operation has a set of business practices it uses to attempt to adjust fairly and promptly while detecting and combating fraudulent and inflated claims. A claims servicing affiliate of the independent managing general agency in California operates with similar claims policies and procedures. In 2007, we centralized the oversight of our recovery operations (subrogation) at our corporate headquarters in Dallas which is intended to lead to improved and consistent handling.

We believe that specialization is a key component to success in administering claims. Our Southeast Region’s claims operations are organized in such a way as to take advantage of this specialization. We have separate liability, bodily injury, personal injury protection, appraisal, material damage and Special Investigative Unit (SIU) units, supported by a separate claims customer service center which takes first loss notices. We expect our South Central and Southwest Regions to follow this organizational structure once these regions grow to a level where claims volume warrants this specialization.

Our goals in the claims area are: to build a high performance claims culture, to produce accurate and timely claims resolution, and to provide a high level of customer satisfaction. During 2007, we continued to upgrade the claims organization. We enhanced our regional claims operations by adding adjusters and managers with substantial claims experience at industry-leading companies and continued implementing numerous initiatives to improve claims practices, took steps to better align staff objectives with key performance indicators used by management to measure effectiveness, and focused additional attention and resources on better servicing the needs of our customers. As a result of some of these initiatives, we have experienced a significant acceleration in claims feature recognition, substantial reduction in the time it takes to resolve a claim, and a significant increase in claims closure rates. While the goal of these measures is improvement in overall claims handling abilities and results, these efforts have materially altered our loss development patterns and increased the uncertainty surrounding our projected estimate of ultimate losses.

In 2007, we also began development of a new claims management system intended to upgrade and improve claims management and tracking, the initial implementation of which is expected to be completed by the end of the first quarter of 2008.

We monitor the number of claims pending per adjuster to achieve adjusters’ case loads that are reasonable according to the skill level and claim type being handled by each staff member. We believe that keeping the average number of claims receipts per adjuster at a reasonable level allows each adjuster to manage his or her claims inventory effectively. We believe that this typically improves the quality of the claim investigation and results in earlier resolution of the claim. This enhances the claimant experience, which we believe may ultimately reduce loss cost.

Since announcing our exit from commercial insurance in February 2002, we have maintained a separate commercial claims unit focused on adjusting and settling the remaining claims from our previous commercial business. As of December 31, 2007, there were 47 claims associated with our runoff book outstanding.

Product Management

Over the course of time, our claims ratio will be impacted by the pricing and underwriting decisions we make, external claim frequency trends associated with changing driving patterns, the economy, external claim severity trends associated with changing medical, car repair, and other costs, litigation trends, regulatory and legislative changes, and other factors. We use our data base and actuarial tools to regularly monitor our claim ratio by product line to keep it within acceptable limits. We attempt to modify our product rates frequently to make pricing adjustments that we determine are necessary, subject to any applicable regulatory limitations. We offer six month insurance policies in all states except for California where the policy term is one year, Texas, where we offer both one month and six month policies, and South Carolina, where we offer both six month and one year policies. Additionally, the Company has the ability to selectively stop writing policies if claim ratios are not within acceptable limits.

Technology

Technology plays an important role in our operating strategy. We continue our efforts to expand technology resources in order to facilitate the growth of the business in three key areas – infrastructure, business applications and data.

We monitor and seek to improve our infrastructure to provide optimum performance, availability and scalability.

•

We have recently implemented a perimeter security device to better defend company assets, better monitor the activity on our communication channels, and minimize the risk of downtime due to malicious activity.

•

We seek to maintain telecommunications redundancy to reduce the impact that environmental issues such as weather might have on our ability to service customers. In 2007 we implemented IP phones as part of our Disaster Recovery and Inclement Weather plan to allow employees to work from remote locations with Internet access.

•	Redundant Internet access has been implemented at our co-location facility as well as the corporate office to reduce the impact of downtime in the event of failure of our main provider.

•	Mirroring of our production environment between our corporate data center and co-location facility was completed in 2007.

We continue to enhance our business applications to seek to provide the functionality being requested by our customers. We support two primary applications – policy administration and claims administration. The policy administration system is the primary application for policy origination and maintenance. We have continued to provide more functionality at the point of sale in the agent’s office. In 2007 we chose and began the process of implementing a new claims administration system from Guidewire Software, Inc. We expect that implementation to be completed by the end of the first quarter of 2008.

Reinsurance

We generally purchase reinsurance in order to reduce our liability on individual risks and to protect against catastrophe claims. A reinsurance transaction takes place when an insurance company transfers, or “cedes,” to another insurer a portion or all of its exposure. The reinsurer assumes the exposure in return for a portion or the entire premium. The ceding of insurance does not legally discharge the insurer from its primary liability for the full amount of the policies, and the ceding company is required to pay the claim if the reinsurer fails to meet its obligations under the reinsurance agreement. See Note 6 “Reinsurance” in Notes to Consolidated Financial Statements appearing under ITEM 8, “Financial Statements and Supplementary Data” of this Report for detail of effective reinsurance agreements.

For 2006, the Company maintained catastrophe reinsurance on its nonstandard personal auto physical damage business for property claims of $3.0 million in excess of $0.5 million for a single catastrophe, as well as aggregate catastrophe property reinsurance for $2.0 million in excess of $0.75 million in the aggregate. For 2007, the Company maintained catastrophe reinsurance on its nonstandard personal auto physical damage business for property claims of $4.0 million in excess of $1.0 million for a single catastrophe, as well as aggregate catastrophe property reinsurance for $3.0 million in excess of $1.0 million in the aggregate. In 2008, the Company maintains catastrophe reinsurance on its nonstandard personal auto physical damage business for property claims of $4.0 million in excess of $1.0 million for a single catastrophe and additionally, aggregate catastrophe property reinsurance of $3.0 million in excess of $1.0 million.

The following table sets forth reinsurance balances receivable and ceded unpaid claims and claim adjustment expenses related to the Company’s exposure to reinsurers as of December 31, 2007. These amounts relate principally to our runoff business:

As of December 31, 2007
(Amounts in thousands)
Folksamerica Reinsurance Company	$2,297
Hartford Fire Insurance Company	1,785
Lloyds Synd# 314 St. Paul Syndicate Mgmt	1,193
Lloyds Synd# 1900 Newmarket Underwriting Ltd.	992
Swiss Reins America Corp.	732
Liberty Mutual Insurance Company	538
Converium Reinsurance	510
Munich Reinsurance America	336
Dorinco Reinsurance Company	330
Hannover Ruckversicherungs-Aktiengeslellschaft	226
PartnerRe Insurance Company of New York	170
Clearwater Insurance Company	113
All others *	413

Total	$9,635

*	- No individual reinsurer greater than $96,000.

See ITEM 1A. Risk Factors for discussion on the concentration of reinsurers and A.M. Best ratings.

Reserves

During the year ended December 31, 2007, unpaid claim and claim adjustment expenses decreased primarily as a result of the settlement of runoff claims in the normal course and favorable development in the runoff lines. This was offset by unfavorable development in the nonstandard personal automobile lines. As of December 31, 2007, the Company had $66.0 million in net unpaid claim and claim adjustment expenses (unpaid claim and claim adjustment expenses of $74.7 million less ceded unpaid claim and claim adjustment expenses of $8.7 million). This amount represents management’s best estimate of the Company’s claims exposure, as derived from the actuarial analysis.

As of December 31, 2007, in respect of its runoff lines, the Company had $10.3 million in net unpaid claim and claim adjustment expenses. Historically, the Company experienced significant volatility in its reserve projections for its commercial lines. This volatility was primarily attributable to its commercial auto and general liability product lines. The Company has been settling and reducing its remaining inventory of commercial claims. As of December 31, 2007, 47 runoff claims remained open, compared to 73 at December 31, 2006. The average runoff claim reserve was approximately $219,000 per claim and $217,000 per claim at December 31, 2007 and December 31, 2006, respectively.

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

The process of estimating claims reserves is imprecise and reflects significant judgment. In many liability cases, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured claim and the settlement of the claim. The actual emergence of claims and claim adjustment expenses may vary, perhaps materially, from our estimates thereof, because (a) estimates of claims and claim adjustment expense liabilities are subject to large potential errors in estimation as the ultimate disposition of claims incurred prior to the financial statement date, whether reported or not, is subject to the outcome of events that have not yet occurred (e.g., jury decisions, court interpretations, legislative changes after coverage is written and reserves are initially established that broaden liability and policy definitions and increase the severity of claims obligations, subsequent damage to property, changes in the medical condition of claimants, public attitudes and social/economic conditions such as inflation), (b) estimates of claims do not make provision for extraordinary future emergence of new classes of claims or types of claims not sufficiently represented in our historical data base or not yet quantifiable at the time the estimate is made, and (c) estimates of future costs are subject to the inherent limitation on our ability to predict the aggregate course of future events. In addition, we have recently made significant operational changes in the claims adjustment process, and changing claims trends increase the uncertainties which exist in the estimation process and could lead to inaccurate estimates of claim and claims adjustment expense.

Ultimate liability may be greater or lower than stated reserves at any particular point in time. We monitor reserves using new information on reported claims and a variety of statistical techniques. We do not discount to present value that portion of our claim reserves expected to be paid in future periods.

The following table sets forth the changes in unpaid claims and claim adjustment expenses, net of reinsurance cessions, as shown in the Company’s consolidated financial statements as of and for the years ended December 31:

	2007	2006
	(Amounts in thousands)
Unpaid claims and claim adjustment expenses, beginning of period	77,898	78,503
Less: Ceded unpaid claims and claim adjustment expenses, beginning of period	14,361	22,672

Net unpaid claims and claim adjustment expenses, beginning of period	63,537	55,831

Net claims and claim adjustment expenses incurred related to:
Current period	143,796	134,975
Prior periods	13,728	(2,028)

Total net claim and claim adjustment expenses incurred	157,524	132,947

Net claims and claim adjustment expenses paid related to:
Current period	99,943	92,700
Prior periods	55,118	32,541

Total net claim and claim adjustment expenses paid	155,061	125,241

Net unpaid claims and claim adjustment expenses, end of period	66,000	63,537
Plus: Ceded unpaid claims and claim adjustment expenses, end of period	8,694	14,361

Unpaid claims and claim adjustment expenses, end of period	74,694	77,898

The decrease in the unpaid claims and claim adjustment expenses during 2007 was primarily the result of favorable development in the runoff lines and the settlement of runoff claims in the normal course, which were offset with unfavorable development recorded for the nonstandard personal automobile lines. Unpaid claims and claim adjustment expenses for the runoff lines decreased $11.2 million in 2007, offset by an increase in the nonstandard personal automobile lines of $8.0 million. For 2007, the increase in net claims and claim adjustment expenses incurred related to prior periods was primarily due to unfavorable development in the nonstandard personal automobile lines, see ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.” The Company’s growth and the associated risks and uncertainties (see ITEM 1A. Risk Factors) made it difficult to estimate ultimate claims liabilities, and the unfavorable development occurred as the Company revised previous estimates to reflect current claims data. For 2006, the decrease in net claims and claim adjustment expenses was primarily due to favorable development in the runoff lines which was offset to some extent with unfavorable development for the nonstandard personal automobile lines.

The following table represents the development of GAAP balance sheet reserves for the years ended December 31, 1997 through 2007. The top line of the table shows the reserves for unpaid claims and claim adjustment expenses for the current and all prior years as recorded at the balance sheet date for each of the indicated years. The reserves represent the estimated amount of claims and claim adjustment expenses for claims arising in the current and all prior years that are unpaid at the balance sheet date, including claims that have been incurred but not yet reported to the Company.

The second portion of the following table shows the net cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year. The third portion of the table shows the re-estimated amount of the previously recorded net unpaid claims and claim adjustment expenses based on experience as of the end of each succeeding year, including net cumulative payments made since the end of the respective year. For example, the 2006 liability for net claims and claim adjustment expenses of $63,537,000 re-estimated one year later (as of December 31, 2007) was $77,265,000 of which $55,118,000 has been paid, leaving a net reserve of $22,147,000 for claims and claim adjustment expenses in 2006 and prior years remaining unpaid as of December 31, 2007.

“Net cumulative (deficiency) redundancy” represents the change in the estimate from the original balance sheet date to the date of the current estimate. For example, the 2006 net unpaid claims and claim adjustment expenses indicate a $13,728,000 net deficiency from December 31, 2006 to December 31, 2007 (one year later) whereas the 2002 net unpaid claims and claim adjustment expenses indicate a $9,823,000 net redundancy from December 31, 2002 to December 31, 2007 (five years later). Conditions and trends that have affected development of liability in the past may or may not necessarily occur in the future. Accordingly, it is generally not appropriate to extrapolate future redundancies or deficiencies based on this table.

	As of and for the years ended December 31,
	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007
	(Amounts in thousands)
Unpaid claims & claim Adjustment expenses:
Gross	113,227	136,798	132,814	164,160	181,059	143,271	120,633	95,545	78,503	77,898	74,694
Ceded	29,524	35,030	37,299	37,703	65,571	46,802	44,064	37,063	22,672	14,361	8,694

Net	83,703	101,768	95,515	126,457	115,488	96,469	76,569	58,482	55,831	63,537	66,000
Net cumulative paid as of:
One year later	48,595	49,951	54,683	71,619	52,230	32,035	27,501	21,054	32,541	55,118
Two years later	82,950	80,158	90,403	109,820	74,238	53,434	40,274	30,825	41,824
Three years later	103,025	99,446	108,757	126,603	91,915	65,375	48,717	35,364
Four years later	114,196	107,654	115,966	140,915	101,411	73,189	52,704
Five years later	118,515	111,406	121,865	147,708	108,532	76,551
Six years later	120,204	115,225	125,402	151,983	111,465
Seven years later	122,900	116,455	126,668	153,530
Eight years later	123,868	117,303	127,766
Nine years later	124,631	117,996
Ten years later	125,288
Net unpaid claims and claim adjustment expenses reestimated as of:
One year later	110,421	102,141	114,876	156,963	121,383	99,020	74,671	52,596	53,803	77,265
Two years later	111,981	111,861	130,952	161,922	126,964	98,474	69,761	47,776	55,823
Three years later	121,024	119,524	133,738	165,706	128,930	93,690	65,113	46,479
Four years later	125,418	120,795	134,626	167,494	125,615	89,165	63,590
Five years later	126,161	122,901	136,041	163,758	122,934	86,646
Six years later	128,507	123,581	132,726	160,136	120,464
Seven years later	129,253	121,652	130,965	159,105
Eight years later	127,656	120,340	130,530
Nine years later	126,802	119,716
Ten years later	126,438
Net cumulative (Deficiency) Redundancy	(42,735)	(17,946)	(35,015)	(32,648)	(4,976)	9,823	12,979	12,003	8	(13,728)

For the year ended December 31, 2007 the net cumulative deficiency reported was $13.7 million for 2006 and prior years and was attributable to the nonstandard personal auto lines. See further discussion under ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.”

The Company completes a full actuarial analysis of unpaid claims and claim adjustment expenses on a quarterly basis for each of its coverage lines. Based upon this actuarial analysis and the new information that becomes available during the quarter, unpaid claims and claim adjustment expenses are re-estimated each quarter.

Of the net unpaid claims and claim adjustment expenses at December 31, 2007 of $66.0 million, 96% is related to the Company’s three primary reserve coverage areas: commercial general liability ($5.8 million); commercial auto liability ($1.8 million); and nonstandard personal auto ($55.7 million). The remaining $2.7 million (4%) relates to professional liability and miscellaneous commercial areas, which are in runoff.

The following table is a reconciliation of our net unpaid claim and claim adjustment expenses to our gross unpaid claims and claim adjustment expenses for the periods indicated:

	As of and for the years ended December 31,
	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007
	(Amounts in thousands)
As Originally estimated:
Net unpaid claims and claim adjustment expenses	83,703	101,768	95,515	126,457	115,488	96,469	76,569	58,482	55,831	63,537	66,000
Ceded unpaid claims and claim adjustment expenses	29,524	35,030	37,299	37,703	65,571	46,802	44,064	37,063	22,672	14,361	8,694

Unpaid claims and claim adjustment expenses	113,227	136,798	132,814	164,160	181,059	143,271	120,633	95,545	78,503	77,898	74,694

As Re-estimated as of December 31, 2007:
Net unpaid claims and claim adjustment expenses	126,438	119,716	130,530	159,105	120,464	86,646	63,590	46,479	55,823	77,265
Ceded unpaid claims and claim adjustment expenses	41,092	43,422	48,504	45,743	67,684	47,475	37,407	26,092	15,166	10,722

Unpaid claims and claim adjustment expenses	167,530	163,138	179,034	204,848	188,148	134,121	100,997	72,571	70,989	87,987

Gross Cumulative (Deficiency) Redundancy	(54,303)	(26,340)	(46,220)	(40,688)	(7,089)	9,150	19,636	22,974	7,514	(10,089)

Significant risk factors exist in the estimation of unpaid claims and claim adjustment expense, including the runoff status of the commercial lines, exposure to construction defect claims, exposure to directors’ and officers’ liability and personal umbrella claims on an excess of loss basis and recent changes in the nonstandard personal auto claims operation. The selected estimates make no provision for extraordinary future emergence of new classes of claims or types of claims not sufficiently represented in the Company’s historical base or which are not yet quantifiable, and other risk factors could be identified in the future as having been a significant influence on the Company’s unpaid claims and claim adjustment expenses.

Insurance Ratios

Claims, Expense and Combined Ratios:

Claims and claim adjustment expenses are stated as a percentage of net premiums earned (claims ratio). Claims and expense ratios are traditionally used to interpret the underwriting experience of property and casualty insurance companies. Commissions, change in deferred acquisition costs, underwriting expenses and operating expenses (for the insurance companies only) are stated as a percentage of net premiums earned (expense ratio). Underwriting profit is achieved when the combined ratio is less than 100%.

The following table presents the insurance companies’ claims, expense and combined ratios on a GAAP basis:

	Years ended December 31,
	2007	2006
Claims Ratio (1)	81.7%	71.2%
Expense Ratio (2) (3)	25.9	27.2

Combined Ratio (2)	107.6%	98.4%

(1)	C & CAE is an abbreviation for Claims and claim adjustment expenses, stated as a percentage of net premiums earned.

(2)	The Expense and Combined ratios do not reflect expenses of the holding company which include interest expense on the note payable and subordinated debentures.

(3)	Commissions, change in deferred acquisition costs, underwriting expenses and operating expenses (insurance subsidiaries only) are offset by agency revenues and are stated as a percentage of net premiums earned.

The holding company provides administrative and financial services for its companies and only a portion of these expenses are allocated to the insurance companies. The allocation of the holding company’s expenses solely to its insurance companies would have an impact on their results of operations and would also affect the ratios presented.

The increase in the claims ratio for 2007 was primarily due to unfavorable development for claims occurring in prior accident years on the nonstandard personal auto lines (see ITEM 1A. Risk Factors) offset by favorable development in the runoff lines. See ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Claims and claim adjustment expenses.” The decrease in the expense ratio for 2007 is primarily attributable to Policy acquisition costs specifically due to decreases in commission rates, marketing expenses and some underwriting expenses.

Net Premiums Written Leverage Ratios:

The following table shows, for the periods indicated, the Statutory Accounting Practices (“SAP”) net premiums written leverage ratios for the insurance companies and their industry peer group – professional nonstandard personal auto writers.

	As of the years ended December 31,
	2007	2006
Insurance companies	1.9:1	2.1:1
Industry Peer Group – Professional Nonstandard Personal Auto Writers (1)	Not available at time of print	1.2:1

(1)	A.M. Best’s “Aggregates and Averages – 2007”

The net premiums written leverage ratio represents the ratio of SAP net retained writings in relation to SAP surplus. This ratio measures a company’s exposure to pricing errors on its current book of business.

Investment Portfolio Historical Results and Composition

The following table sets forth, for the periods indicated, our investment results before income tax effects:

	As of the years ended December 31,
	2007	2006
	(Dollar amounts in thousands)
Average investments (1)	183,288	156,799
Net investment income	9,201	6,984
Return on average investments (2)	5.0%	4.5%
Net realized gains	47	137
Net unrealized loss (3)	(740)	(413)

(1)	Average investments is the average of beginning and ending investments at amortized cost, computed on an annual basis.

(2)	Includes taxable and tax-exempt securities.

(3)	Includes net unrealized gains for total investments, before taxes.

The following table sets forth the composition of our investment portfolio.

	As of December 31,
	2007		2006
	(Amounts in thousands)
Type of Investment	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Fixed Maturities:
Bonds available for sale:
U.S. Treasury	$5,647	5,668	10,181	10,091
U.S. government agencies (1)	3,980	3,980	3,750	3,720
Corporate bonds	64,808	64,458	53,242	53,069
Asset backed bonds	15,683	15,729	12,444	12,378
Mortgage backed bonds	38,330	38,115	29,690	29,671
Preferred stocks	475	367	—	—
Common stocks	668	528	—	—
Certificates of deposit	1,970	1,974	2,157	2,154

	131,561	130,819	111,464	111,083
Short-term investments	43,782	43,784	79,769	79,737

Total investments	$175,343	174,603	191,233	190,820

(1)	Securities not backed by full faith and credit of U.S. government.

At December 31, 2007 the Standard & Poor’s ratings on our bonds available for sale were in the following categories: 42% AAA, 1% AA+, 2% AA, 6% AA-, 9% A+, 12% A, 5% A-, 1% BBB+, 5% BBB, 1% BB, 1% other and 15% unrated. See Notes 1(c) “Background and Summary of Accounting Policies – Investments” in Notes to Consolidated Financial Statements appearing under Item 8 of this Report for further discussion.

The maturity distribution of our investments in fixed maturities is as follows:

	As of December 31,
	2007		2006
	(Dollar amounts in thousands)
	Amortized Cost	Percent	Amortized Cost	Percent
Within 1 year	$44,454	33.8%	22,403	20.1%
Beyond 1 year but within 5 years	29,293	22.3	46,927	42.1
Beyond 5 years but within 10 years	3,083	2.4	—	—
Beyond 20 years	718.5		—	—
Asset-backed securities	15,683	11.9	12,444	11.1
Mortgage-backed securities	38,330	29.1	29,690	26.7

Total fixed maturities	$131,561	100.0%	111,464	100.0%

Average duration	1.6 yrs		1.4 yrs

See further discussion of gross unrealized losses showing the length of time that investments have been continuously in an unrealized loss position as of December 31, 2007 and 2006 in Note 2 to the Company’s Consolidated Financial Statements which appears in Item 8 of this Report. See further discussion on asset-backed and mortgage-backed securities in “Liquidity and Capital Resources – Subsidiaries, Principally Insurance Operations.”

Investment Strategy

The investment policy of the insurance subsidiary, which is subject to investment statutes of Texas, is to maximize after-tax yield while maintaining safety of capital together with adequate liquidity for insurance operations. The insurance company’s portfolio may also be invested in equity securities within limits prescribed by applicable statutes that establish permissible investments. The investment portfolio of the holding company is not subject to such statutory limitations. We currently manage our investment portfolio internally.

Significant Corporate Transactions

Recapitalization

On January 21, 2005 the Company consummated a recapitalization pursuant to agreements entered into on August 27, 2004 and approved by our shareholders on January 18, 2005. The agreements were with Goff Moore Strategic Partners, L.P. (“GMSP”), then holder of our Series A and Series C Preferred Stock and approximately 5% of our outstanding common stock; Robert W. Stallings, the Chairman of the Board and then holder of our Series B Preferred Stock; and First Western Capital, LLC (“First Western”), owned by James R. Reis. The recapitalization substantially reduced, as well as extended, our existing Preferred Stock redemption obligations and resulted in cash proceeds to us of approximately $3.1 million (after approximately $2.2 million in transaction costs and approximately $3.4 million used to redeem the Series C Preferred Stock). The recapitalization was negotiated on our behalf by a Special Committee of the Board comprised of disinterested, independent directors (the “Special Committee”).

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

The net proceeds of the offering were used by GAINSCO Capital Trust I to acquire subordinated debentures of the Company that have the same maturity and bear interest at the same rate as the capital securities. The Company acquired 100% of the common securities of GAINSCO Capital Trust I. The Company used the proceeds to (i) redeem its outstanding Series A Preferred Stock held by GMSP, (ii) to provide $5 million of capital to its insurance company and the balance for general corporate purposes.

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

The net proceeds of the offering were used by GAINSCO Statutory Trust II to acquire debt securities of the Company that have the same maturity and bear interest at the same rate as the capital securities. The Company acquired 100% of the common securities of GAINSCO Statutory Trust II. The Company used the proceeds for general corporate purposes.

Sale of General Agents

On November 1, 2007, the Company and MGA Insurance Company announced the completion of the sale of General Agents to Montpelier Re U.S. Holdings, Ltd., a subsidiary of Montpelier Re Holdings, Ltd. The Company received $4.75 million, plus $5.0 million of policyholders’ statutory surplus that remained in General Agents at closing. The Company recorded a net gain on sale from this transaction during the fourth quarter of 2007 of approximately $4.6 million, with the net proceeds contributed to policyholders’ surplus of MGA. As part of the closing transaction, all direct obligations of General Agents were assumed 100% by MGA and MGA also indemnified General Agents against all other liabilities existing prior to closing. Additionally, the Company guaranteed the obligations of MGA to General Agents (see Note 17 “Corporate Transactions” in Notes to Consolidated Financial Statements appearing under Item 8 of this Report).

Net Operating Loss Carryforwards

As a result of losses in prior years, as of December 31, 2007 the Company had net operating loss carryforwards for tax purposes aggregating $74.7 million. These net operating loss carryforwards of $13.4 million, $34.0 million, $13.7 million, $0.6 million and $13.0 million, if not utilized, will expire in 2020, 2021, 2022, 2023 and 2027, respectively. As of December 31, 2007, the tax benefit of the net operating loss carryforwards was approximately $25.4 million, which is calculated by applying the Federal statutory income tax rate of 34% against the net operating loss carryforwards of $74.7 million. The $13.0 million that will expire in 2027 was generated in 2007. In the fourth quarter of 2007, the Company increased the amount of the valuation allowance by $9.7 million, resulting in an allowance on the gross deferred tax asset of $28.7 million. The Company considered it appropriate to increase the valuation allowance, see “Liquidity and Capital Resources—Net Operating Loss Carryforwards.” The Company increased the amount of the valuation allowance by $3,505,000 in previous quarters of 2007. As of December 31, 2007 and 2006, the net deferred tax asset before valuation allowance was $29.0 million and $25.9 million and the valuation allowance was $28.7 million and $15.5 million, respectively.

Rating

A.M. Best is the principal rating agency of the insurance industry. An insurance company’s ability to effectively compete in the market place is in part dependent upon the rating determination of A.M. Best. A.M. Best provides ratings of insurance companies based on comprehensive quantitative and qualitative evaluations and expresses its rating as an opinion of an insurer’s ability to meet its obligations to policyholders. In December 2007, A.M. Best affirmed the rating assignment of our insurance subsidiary of “B” (Fair) with a stable outlook. A.M. Best’s assigns a “B” rating to companies that have, in the opinion of A.M. Best, a fair ability to meet their current obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions. A “B” rating is the seventh out of the 16 possible ratings.

Government Regulation

Our insurance company is subject to regulation and supervision by the insurance department of the jurisdiction in which it is domiciled or licensed to transact business. The nature and extent of such regulation and supervision varies from jurisdiction to jurisdiction. Generally, an insurance company is subject to a higher degree of regulation and supervision in its state of domicile. State insurance departments have broad administrative power relating to licensing insurers and agents, regulating premium charges and policy forms, establishing reserve requirements, prescribing statutory accounting methods and the form and content of statutory financial reports, and regulating the type and amount of investments permitted. Rate regulation varies from “file and use” to prior approval to mandated rates.

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

Insurance companies are generally required by insurance regulators to maintain sufficient surplus to support their writings. Although the ratio of writings to surplus that the regulators will allow is a function of a number of factors, including the type of business being written, the adequacy of the insurer’s reserves, the quality of the insurer’s assets and the identity of the regulator, the annual net premiums that an insurer may write are generally limited in relation to the insurer’s total policyholders’ surplus. Thus, the amount of an insurer’s surplus may, in certain cases, limit its ability to grow its business. The National Association of Insurance Commissioners (the “NAIC”) also has developed a risk-based capital (“RBC”) program to enable regulators to carry-out appropriate and timely regulatory actions relating to insurers that show signs of weak or deteriorating financial condition. The RBC program consists of a series of dynamic surplus-related formulas which contain a variety of factors that are applied to financial balances based on a degree of certain risks, such as asset, credit and underwriting risks. The Company’s statutory capital exceeds the benchmark capital level under the RBC formula for its insurance company.

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

Employees

As of December 31, 2007, we employed 368 full time employees, of whom 24 were officers and 344 were staff and administrative personnel. We had no part time employees. We are not a party to any collective bargaining agreement.

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

The nonstandard personal automobile insurance business is highly competitive and, except for regulatory considerations, there are relatively few barriers to entry. We compete with both large national insurance providers and smaller regional companies. The largest automobile insurance companies include The Progressive Corporation, The Allstate Corporation, State Farm Mutual Automobile Insurance Company, GEICO, Farmers Insurance Group, Safeco Corp., Nationwide Group and American International Group. Our chief competitors include some of these companies as well as Mercury General Corporation, Infinity Property & Casualty Corporation, Affirmative Insurance Holdings, Inc., United Automobile Insurance Group, Bristol West Insurance Group and Sentry Insurance Group. Some of our competitors spend substantially more on advertising, have more capital, higher ratings and greater resources than we have, may offer a broader range of products, lower prices and down payments than we offer, and may pay higher commissions to agents and offer superior customer service. Some of our competitors that sell insurance policies directly to customers, rather than through agencies or brokerages as we do, may have certain competitive advantages, including increased name recognition among customers, direct relationships with policyholders and potentially lower cost structures. In addition, it is possible that new competitors will enter the nonstandard automobile insurance market. Our loss of business to competitors could have a material impact on our growth and profitability. Further, competition could result in lower premium rates and less favorable policy terms and conditions including policy claim limits, which could reduce our underwriting margins. We do not use credit scores in underwriting, unlike many of our competitors, which may result in additional risks in our business.

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

We must accurately evaluate and pay claims that are made under our policies. Many factors affect our ability to pay claims accurately, including but not limited to the training and experience of our claims representatives, our claims organization’s culture and the effectiveness of our management, our ability to develop or select and implement appropriate procedures and systems to support our claims functions and other factors. Our failure to pay claims timely and accurately could lead to material litigation, undermine our reputation in the marketplace, impair our image and materially adversely affect our financial condition, results of operations and cash flows.

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

We have used reinsurance to dispose of certain of our discontinued and runoff businesses. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred, it does not relieve us of our liability to our policyholders. At December 31, 2007, we had approximately $9.6 million in reinsurance receivables, comprised primarily of reserves for future claim payments. Approximately 92% of these receivables were concentrated with 21 reinsurers, all of which were companies rated A- or better by A.M. Best and two companies with a B++ rating owed approximately 6% of the reinsurance receivables. Six companies with a NR A.M. Best rating owed approximately 2% of the reinsurance receivables. The failure of reinsurers to pay amounts due to us on a timely basis or at all would adversely affect our results of operations.

Reinsurance makes the assuming reinsurer liable to the extent of the risks ceded. We are subject to credit risks with respect to the reinsurers because ceding risks to reinsurers does not relieve our insurance subsidiary’s ultimate liability to its insureds. The insolvency of any reinsurer or the inability of a reinsurer to make payments could have a material adverse effect on our business, our results of operations and our financial condition.

Our business is subject to financial and operational risks resulting from our growth.

We limited our business to Florida until the fourth quarter of 2003, when we began writing nonstandard personal automobile insurance policies in Texas. In 2004, we began writing nonstandard personal automobile insurance policies in Arizona and Nevada and in 2005 initiated a California program with an independent managing general agency. We entered the South Carolina market in 2006 and the New Mexico market in 2007. Significant growth has been realized as a result of these expansion activities, which has increased our operating leverage, claims ratio and the overall financial and operating risk profile. We may expand to additional states in the future.

Our strategy necessarily entails increased financial and operational risks and other challenges that are greater than and different from those to which we have previously been subject in writing nonstandard personal automobile insurance. These risks and challenges include, but are not limited to, the following:

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

•

pricing decisions in new states and markets, involving different claims environments, distribution sources and customer demographics, must be made without the same level of experience and data that is available in existing markets;

•

our growth has required additional personnel resources, including management and technical underwriting, claims and servicing personnel, relationships with agents and vendors with whom we have not previously done business, and additional dependence on operating systems and technology; and

•

if we grow significantly or if adverse underwriting results occur, additional capital may be required, and such capital may not be available on favorable or acceptable terms. Our ability to maintain sufficient capital and perform successfully will be important factors in determination of our A.M. Best rating, and a reduction in that rating could have an adverse impact on our results of operations.

Our ability to manage these risks and challenges will determine in large part whether we can operate profitably.

A downgrade in our financial strength ratings may negatively affect our business.

Financial strength ratings are an important factor in establishing the competitive position of insurance companies and may be expected to have an effect on an insurance company’s sales. An insurance company’s ability to effectively compete in the marketplace is in part dependent upon the rating determination of A.M. Best, the principal rating agency of the insurance industry. A.M. Best provides ratings of insurance companies based on comprehensive quantitative and qualitative evaluations and expresses its rating as an opinion of an insurer’s ability to meet its obligations to policyholders. In December 2007, A.M. Best affirmed the rating assignment of our insurance subsidiary of “B” (Fair) with a stable outlook. A.M. Best assigns “B” and “B-” ratings to companies that have, in the opinion of A.M. Best, a fair ability to meet their current obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions.

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

As of December 31, 2007, we marketed our products and services through over 3,700 independent agency locations in Arizona, Florida, Nevada, New Mexico, South Carolina and Texas and one independent general agency in California that markets through approximately 1,000 insurance broker locations. These agents have the ability to bind us with respect to insurance coverage issued on our behalf. Since the agents are independent, we have only limited ability to exercise control over these agents. In the event that an agent exceeds its authority by binding us on a risk that does not comply with our underwriting guidelines, we are at risk for that policy until we receive the application and effect a cancellation. This may result in losses that could have a material adverse effect on our results of operations.

We are subject to comprehensive laws and regulations, and our results may be unfavorably impacted by these laws and regulations or by changes in them.

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

As a property and casualty insurance company, we are subject to various claims and litigation seeking damages and penalties, based upon, among other things, payments for claims we have denied and other monetary damages. In some cases, plaintiffs seek to recover damages far in excess of our policy limits based on assertions of “extra-contractual” liability due to alleged bad faith in the manner in which we have handled particular claims. In some jurisdictions in which we operate, allegations of bad faith are frequently made and can be difficult to defend.

Some litigation against us could take the form of class action complaints. As automobile insurance industry practices and regulatory, judicial and consumer conditions change, unexpected and unintended issues related to claims and coverage may emerge, such as a growing trend of plaintiffs targeting automobile insurers in purported class action litigation relating to claim-handling practices and regulatory noncompliance. These issues can have a negative effect on our business by either extending coverage beyond our underwriting intent or the way we are permitted to price products, limiting the factors we may consider when we underwrite risks, or by requiring us to change our claims handling procedures or our practices for charging fees, or by increasing the size of claims or resulting in other monetary damages. The damages and penalties in these types of matters can be substantial. The relief requested by the plaintiffs varies but may include requests for compensatory, statutory and punitive damages.

The Office of the New York Attorney General and other state attorneys general are investigating certain insurance industry practices. The investigations appear to center around practices by which other insurance companies paid contingent compensation to insurance brokers based on the volume or profitability of the insurance placed with the insurance company for their clients, allegedly in violation of the brokers’ duty to act in the best interest of their clients rather than their own undisclosed pecuniary interest. We have not been named in these investigations and ensuing legislation; however, we may become involved at some point in the future. The expenses and other effects of potential litigation on our business, financial condition and results of operations cannot be predicted and may be material.

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

Lawsuits against us often seek significant monetary damages, and we were sued in 2006 and 2007 in putative class actions similar to some of those referred to above. Moreover, as courts resolve individual or class action litigation in insurance or related fields, a new layer of court-imposed regulation could emerge, resulting in material increases in our costs of doing business. Such litigation is inherently unpredictable. We are unable to predict the effect, if any, that these pending or future lawsuits may have on the business, operations, profitability or financial condition.

An adverse resolution of the litigation pending or threatened against us could have a material adverse effect on our financial condition, results of operations or cash flows and could cause our operating results in reporting periods to fluctuate significantly.

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

Driving patterns, inflation in the cost of automobile repairs and medical care, and increasing litigation of liability claims are some of the more important factors that affect claim trends, and other nonstandard automobile insurers are generally unable to increase premiums unless permitted by regulators, typically after the costs associated with the coverage have increased. Accordingly, profit margins generally decline in a period of increasing claim costs, and we may be unable to sustain our policies in force. In addition, declines in economic activity may adversely affect the demand for our policies or the ability of our customers to make payments.

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

Our financial statements include claim and claim adjustment expense reserves for reported and unreported claims which represent our best estimate of what we will ultimately pay on claims and the related costs of adjusting those claims as of the date of our financial statements. When available, we rely heavily on our historical claim and claim adjustment experience in determining these reserves. We may not have historical results for new markets and our relatively small size results in our having less data available than many of our competitors. In addition, the historic development of reserves for claim and claim adjustment expense may not accurately reflect future trends. For example, these estimates are subject to:

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

Our expansion into new markets and states increases the risk that our reserves do not accurately reflect the ultimate claim and claim adjustment expense that we will incur. There may also be a significant reporting lag between the occurrence of an event and the time it is reported to us. The inherent uncertainties of estimating our reserves are greater for certain types of liabilities, particularly those in which the various considerations affecting the type of claim are subject to change and in which long periods of time may elapse before a definitive determination of liability is made. We have recently made significant operational changes in the claims adjustment process and in our methodology for managing and tracking claims data, and these changes increase the uncertainties which exist in the estimation process and could lead to inaccurate estimates of claim and claim adjustment expense.

Reserve estimates are refined as experience develops and claims are reported and settled. Adjustments to reserves are reflected in the results of the period in which such estimates are changed.

There are significant risks and uncertainties that could result in material adverse deviation of our unpaid claim and claim adjustment expenses. As a result of the factors discussed above, the amount of actual claim and claim adjustment expense that we pay to claimants may be substantially more than the reserves reflected in our financial statements and could therefore cause significant fluctuations in our operating results from one reporting period to another.

Our debt service obligations could impede our operations, flexibility and financial performance.

Our level of debt could affect our financial performance. As of December 31, 2007, we had consolidated indebtedness (other than trade payables and certain other short term debt) of $44.9 million. In addition, borrowings under our credit agreement and the capital securities issued GAINSCO Capital Trust I and GAINSCO Statutory Trust II, which were organized by the Company, bear interest at rates that fluctuate. The capital trust and statutory trust are not consolidated with the Company. Therefore, increases in interest rates on the obligations under our credit agreement and the capital securities would adversely affect our income and cash flow that would be available for the payment of interest and principal on the loans under our credit agreement. Our net interest expense for the year ended December 31, 2007 was $4,110,000.

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

Both equity and fixed income securities have been affected over the past several years, and may be affected in the future, by significant external events. Examples of such events would include the September 2001 terrorist attacks, hurricanes, corporate accounting scandals and temporary or long-term disruptions in markets. Credit rating downgrades, defaults, and impairments may result in write-downs in the value of the fixed income securities held by the Company. As of December 31, 2007, we held $127.9 million of fixed income securities, $2.3 million of which were rated below BBB based on Standard & Poor’s credit ratings.

The investments our insurance company subsidiary holds are highly regulated by specific legislation in Texas that governs the type, amount, and credit quality of allowable investments, and the fixed income securities in which we invest are evaluated by the NAIC’s Security Valuation Office (the “SVO”). Legislative changes or changes in the SVO’s evaluations could force us to adjust investment carrying values, with a resulting adverse effect on the level of our statutory capital.

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

On February 7, 2002, we announced our decision to cease writing commercial insurance due to continued adverse claims development and unprofitable results. As a result, there are no commercial policies remaining in force at December 31, 2007. We continue to settle and reduce our inventory of commercial lines claims. At December 31, 2007, there were 47 claims associated with our runoff book outstanding, compared to 73 at December 31, 2006. Due to the long tail and litigious nature of these claims, we anticipate that it will take a substantial number of years to complete the adjustment and settlement process with regard to existing claims and the additional claims we expect to receive in the future from our past business writings. Most of the remaining claims are in litigation and our future results may be impacted negatively if we are unable to resolve the remaining claims and new anticipated claims within our established reserve level.

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

We may hire additional key employees and officers to support our business growth, our focus on the nonstandard personal automobile insurance business, our expansion into new geographic markets and the improvement and enhancement of our systems and technologies. Hiring management personnel is very competitive in our industry due to the limited number of people available with the necessary skills, experience and understanding of our business procedures and the necessary leadership ability to guide us through the strategic development initiatives contemplated in the immediate years ahead. In 2005, we adopted a new long-term focused system of performance-based equity compensation for key personnel. Pursuant to such plan, the Compensation Committee, all of whose members are independent, is authorized to offer performance-based incentive grants and potentially issue up to 10% of our outstanding common stock over time based on achievement of performance targets. As of December 31, 2007, there were outstanding 787,000 restricted stock units which could be earned through 2009 by the achievement of specified performance criteria. Our operating performance and recently lower stock price may affect the efficacy of the incentives. Our inability to attract, train or retain the number of highly qualified personnel that our business needs may cause our business and prospects to suffer.

We cannot be certain that the net operating loss tax carryforwards will continue to be available to offset our tax liability.

As of December 31, 2007, we had net operating loss tax carryforwards for Federal income tax purposes, which we refer to as “NOLs,” of approximately $74,720,000. In order to utilize the NOLs, we must generate taxable income which can offset such carryforwards. The NOLs will expire if not used. The availability of NOLs to offset taxable income would be substantially reduced if we were to undergo an “ownership change” within the meaning of Section 382(g)(1) of the Internal Revenue Code. We will be treated as having had an “ownership change” if, within the meaning of Section 382 of the Internal Revenue Code and the regulations thereunder, there is more than a 50% change in stock ownership during a three year “testing period” by “5% shareholders.”

The NOLs will expire in various amounts, if not used, between 2020 and 2027. We cannot assure you that we would prevail if the IRS were to challenge the availability of the NOLs. If the IRS were successful in challenging our NOLs, all or some portion of the NOLs would not be available to offset any future consolidated income.

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

Our executive officers and directors, together with our largest shareholder, beneficially own a majority of our outstanding common stock (69.2% as of December 31, 2007). They potentially have the power to control the actions of the Company with respect to items requiring shareholder approval, including the election of directors, the adoption of amendments to our articles of incorporation and bylaws, and the approval of mergers or other significant corporate transactions. Their interests in approving such actions might not be aligned with the interests of other owners of our common stock.

ITEM 2.	PROPERTIES

We lease space in the office building which houses our principal place of business, located at 3333 Lee Parkway, Suite 1200, Dallas, Texas 75219. The property is in good condition and consists of approximately 52,000 square feet. Our Southeast region leases office space in Miami, Florida of approximately 28,100 square feet and our Southwest region leases office space in Phoenix, Arizona of approximately 4,800 square feet both of which are in good condition. We own no real estate properties.

ITEM 3.	LEGAL PROCEEDINGS

Insurance Class Action Litigation

As previously reported, MGA was named as the defendant in a purported class action styled MD Readers, Inc. (a/a/o Jose Asensi) and all others similarly situated v. MGA Insurance Company, Inc. The Complaint, as amended, alleged that MGA failed to pay the named Plaintiff the appropriate amounts in reimbursements for MRI services, and that MGA should be liable to all similarly situated MRI providers. MGA disagreed with the allegations and filed a Motion to Dismiss the Amended Complaint or in the Alternative for Summary Judgment. On December 19, 2007, the Plaintiff voluntarily dismissed the case, without prejudice.

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

On July 25, 2005, the common stock of the Company (“Common Stock”) was listed for trading on the American Stock Exchange with the symbol “GAN.” The following table sets forth for the fiscal periods indicated the high and low closing sales prices per share of the Common Stock reported by the American Stock Exchange. The prices reported reflect actual sales transactions (adjusted for the reverse stock split discussed herein).

	High	Low
2006 First Quarter	9.85	7.40
2006 Second Quarter	9.75	7.58
2006 Third Quarter	8.49	6.83
2006 Fourth Quarter	8.08	6.45
2007 First Quarter	8.00	6.58
2007 Second Quarter	6.95	5.81
2007 Third Quarter	6.65	3.80
2007 Fourth Quarter	5.30	3.90
2008 First Quarter (through March 21, 2008)	4.09	2.90

As of March 21, 2008, there were 287 shareholders of record of the Company’s Common Stock, including 78 banks and brokers for whom Depositary Trust Company or its designee is custodian and 209 other holders of record.

The information required with respect to securities authorized for issuance under equity compensation plans is incorporated by reference to the table that appears in Note 12 to the Consolidated Financial Statements set forth in response to Item 8 of this Report.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Following development of a larger and more diverse franchise in 2005 and 2006, which resulted in significant premium growth, the Company encountered challenges in 2007. Despite efforts to operate profitably, the emergence of a claims ratio higher than previously estimated, resulting primarily from our rapid growth, caused a loss for the year ended December 31, 2007. Throughout 2007, the Company implemented actions to address these challenges and improve the claims and expense ratios, including the following:

•	Implementation of multiple rate increases in most markets to attempt to strengthen pricing adequacy while maintaining desirable business segments;

•	Adoption of market initiatives to eliminate sources of unprofitable business, whether derived from specific markets or coverages or originated by agents with identifiable unprofitable business;

•

Upgrade of claims systems, procedures and personnel, including practices intended to accelerate the recognition and resolution of exposure throughout the claims process, from initial recording of claims to their ultimate resolution;

•	Continuing consolidation of functions and personnel in the Dallas headquarters office, to reduce expenses where practicable while maintaining or improving customer service;

•	Deferral of entry into new markets; and

•

Continued settlement of runoff claims in an orderly manner. We also sold a former subsidiary (General Agents), which is not utilized in the nonstandard personal automobile business, in a transaction in which the Company realized a net gain of $4.6 million.

Net premiums earned were $192.8 million and $186.8 million in 2007 and 2006, respectively, and gross premiums written were $184.9 million and $202.4 million in 2007 and 2006, respectively. The Company reported a net loss of $18.6 million for the year ended December 31, 2007, compared with net income of $11.4 million for the year ended December 31, 2006.

As of December 31, 2007, the statutory surplus was $96.0 million, as compared with $95.6 million as of December 31, 2006. The unpaid claims and claim adjustment expenses stood at $74.7 million and $77.9 million at December 31, 2007 and 2006, respectively, of which unpaid claims and claim adjustment expenses attributable to ongoing nonstandard personal automobile lines was $55.7 million and $47.7 million, respectively.

The Company limited its nonstandard personal auto insurance business to Florida until the fourth quarter of 2003, when it began writing policies in Texas. The Company began writing policies in Arizona and Nevada in 2004, in California, with an independent managing general agency, in 2005, and in South Carolina in 2006, and we entered New Mexico in the first quarter of 2007. The Company markets its policies through 3,700 independent agency locations in Arizona, Florida, Nevada, New Mexico, South Carolina and Texas and one general agency in California that markets through approximately 1,000 insurance broker locations. Beginning in 2005, significant growth has been realized as a result of these expansion activities, which has increased the operating leverage, the claims ratio and the overall financial and operational risk profile of the Company.

The following table presents selected financial information in thousands of dollars:

	Years ended December 31,
	2007	2006
Gross premiums written	$184,870	202,446

Net premiums earned	$192,767	186,759

Net (loss) income before Federal income taxes	$(8,361)	5,175

Federal income tax expense (benefit)	$10,192	(6,213)

Net (loss) income	$(18,553)	11,388

Net (loss) income available to common shareholders	$(18,553)	9,550

GAAP C & CAE ratio (1)	81.7%	71.2%
GAAP Expense ratio (2) (3)	25.9%	27.2%

GAAP Combined ratio (2)	107.6%	98.4%

(1)	C & CAE is an abbreviation for Claims and claim adjustment expenses, stated as a percentage of net premiums earned.

(2)	The Expense and Combined ratios do not reflect expenses of the holding company which include interest expense on the note payable and subordinated debentures.

(3)	Commissions, change in deferred acquisition costs, underwriting expenses and operating expenses (insurance subsidiaries only) are offset by agency revenues and are stated as a percentage of net premiums earned.

The increase in the C & CAE ratio in 2007 was primarily due to unfavorable development for claims occurring in prior accident years on the nonstandard personal auto lines offset by favorable development in the run off lines. The expense ratio declined primarily due to Policy acquisition costs specifically due to decreases in commission rates, marketing expenses and some underwriting expenses.

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

In the first quarter of 2006, the Company issued $25 million of 30 year subordinated debentures, which enabled the Company to redeem its outstanding Series A Preferred Stock due in January 2011, and provided additional capital of $5 million. In the fourth quarter of 2006, the Company issued $18 million of 30 year subordinated debentures, which the Company used for general corporate purposes. See “Capital Transaction – Subordinated Debentures.”

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

The Company continues to settle and reduce its inventory of commercial lines claims. At December 31, 2007, there were 47 claims associated with the Company’s runoff book outstanding, compared to 73 as of December 31, 2006. As of December 31, 2007, in respect of its runoff lines, the Company had $10.3 million in net unpaid claims and claim adjustment expenses (“C & CAE”) compared to $15.9 million as of December 31, 2006. For the periods presented, the Company has recorded favorable development in unpaid C & CAE from the runoff lines with the settlement and reduction in the inventory of commercial lines claims. See “Results of Operations – Claims and claim adjustment expenses.” Due to the long tail and litigious nature of these claims, the Company anticipates it will take a substantial number of years to complete the adjustment and settlement process with regard to existing claims and the additional claims it expects to receive in the future from its past business writings. Most of the remaining claims are in suit and the Company’s future results may or may not be impacted either negatively or positively based on its ability to settle the remaining claims and new anticipated claims within its established reserve level.

Results of Operations

The discussion below primarily relates to the Company’s insurance operations, although the selected consolidated financial data appearing elsewhere is on a consolidated basis. The expense item “Underwriting and operating expenses” includes the operating expenses of the holding company, GAINSCO, INC. (“GAN”).

Gross premiums written in 2007 decreased 9% as compared to 2006 as a result of rate increases and selective reduction in the agency force to reduce unprofitable business. The following table presents gross premiums written by region in thousands of dollars:

	For the years ending December 31,
	2007		2006
Region:
Southeast (Florida, South Carolina)	$102,208	55%	113,550	56%
South Central (Texas)	45,373	25	53,557	26
Southwest (Arizona, New Mexico, Nevada)	33,692	18	27,315	14
West (California)	3,597	2	8,024	4

Total	$184,870	100%	202,446	100%

Each of the regions, except for Southwest, recorded premium declines in 2007 from 2006. The percent of premium (decrease) increase by region for 2007 from 2006 is as follows: Southeast (10)%, South Central (15)%, Southwest 23% and West (55)%. Planned rate increases and selective reduction in the agency force to reduce unprofitable business are the main reasons for the decrease in the gross written premiums, which resulted in the policies in force declining 14%, except for the Southwest region. In the Southwest region, where rates remained stable, the agency force grew and marketing efforts were increased which accounts for their increase in gross premiums written. Net premiums earned increased 3% in 2007 over 2006 primarily as a result of the growth in gross premiums written in the fourth quarter of 2006 and the first quarter of 2007 over their respective prior year quarters.

Net investment income increased $2,217,000 (32%) in 2007 primarily due to the 17% increase in average investments and the increase in Bonds available for sale, which provide higher returns than Short-term investments. At December 31, 2007 Bonds available for sale comprised 73% of Investments versus 57% at December 31, 2006. The return on average investments was 5.0% in 2007 versus 4.5% in 2006.

The Company recorded net realized capital gains of $4,629,000 and $137,000 in 2007 and 2006, respectively. In November 2007, the Company completed the sale of General Agents and recorded a net gain of $4,560,000. See “Significant Corporate Transactions – Sale of General Agents.” Variability in the timing of net realized capital gains and losses should be expected.

Agency revenues increased $432,000 (3%) in 2007 primarily as a result of the increase in writings in the fourth quarter of 2006 and the first quarter of 2007 over their respective prior years’ quarters. Agency revenues are primarily fees charged on insureds’ premiums due.

Other income has decreased in 2007 as a result of the continued runoff of the commercial auto claims under the reserve reinsurance cover agreement. This item is primarily comprised of recognition of the deferred reinsurance gain from the reserve reinsurance cover agreement. At December 31, 2007, $134,000 remained in Other liabilities to be recognized in Other income in the future. For the year ended December 31, 2007, $10,000 was recognized in other income.

Claims and claim adjustment expenses increased $24,577,000 (18%) in 2007 and the C & CAE ratio was 81.7% in 2007 versus 71.2% in 2006. The runoff lines recorded favorable development for prior accident years of approximately $2,315,000 and $4,938,000 during 2007 and 2006, respectively. The C & CAE ratio for nonstandard personal auto was 82.9% and 73.8% for 2007 and 2006, respectively. The increase in 2007 was primarily due to unfavorable development for claims occurring in prior accident years of approximately $16,043,000, which includes $2,051,000 for “extra-contractual” claims, as described below. The following presents the unfavorable development for the three major regions and includes development for defense and cost containment expenses but does not include development for adjustment and other expenses:

•	Southeast Region (primarily Florida) - $7,986,000

•	South Central Region (Texas) - $4,255,000

•	Southwest Region (primarily Arizona and Nevada) - $2,140,000

$9,500,000 of these increases is attributable to bodily injury liability coverage. Approximately $12,070,000 relates to the 2006 accident year.

New business and the entry into new territories and product lines, associated with the Company’s growth beginning in 2005, has generally produced higher claims and greater uncertainty in determining reserves than more seasoned in-force business; see ITEM 1A. Risk Factors. The unfavorable development for prior accident years for nonstandard personal auto in 2007 is primarily the result of actual and projected increases in severity associated with bodily injury liability. The Company’s growth and the associated risks and uncertainties (see Item 1A. Risk Factors ) made it difficult to estimate ultimate claims liabilities, and the unfavorable development occurred as the Company revised previous estimates to reflect current claims data. The unfavorable development for prior accident years includes approximately $2,051,000 for 2007 relating to obligations and potential claims exposure relating to “extra-contractual” claims, in which claimants seek to recover amounts significantly in excess of applicable policy limits. In 2007, the Company had incurred several “extra-contractual” claims primarily related to claims occurring in prior accident years. (see Item 1A, Risk Factors—”Litigation may affect our financial condition, results of operations and cash flows”).

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

With regard to environmental and product liability claims, the Company has an immaterial amount of exposure. The Company did not provide environmental impairment coverage and excluded pollution and asbestos related coverages in its policies. A portion of the Company’s remaining claims is related to construction defects.

Inflation impacts the Company by causing higher claim settlements than may have originally been estimated. Inflation is implicitly reflected in the reserving process through analysis of cost trends and review of historical reserve results.

Policy acquisition costs include commission expense, change in deferred policy acquisition costs, premium taxes, marketing expenses and some underwriting expenses. The decrease of $4,498,000 (11)% in 2007 is primarily due to decreases in commission rates, marketing expenses and underwriting expenses and a premium deficiency charge, net of anticipated investment income, of $623,000 for expected underwriting losses on the South Central business. The decrease in premiums written also contributed to the decrease in Policy acquisition costs. The ratio of Policy acquisition costs to Net premiums earned was 18% and 21% for 2007 and 2006, respectively. The decrease in the ratio of Policy acquisition costs to Net premiums earned in 2007 was primarily due to decreases in commission rates, marketing expenses and some underwriting expenses.

Underwriting and operating expenses increased $4,543,000 (18%) in 2007 from 2006 primarily due to an increase in advertising, underwriting reports, employment fees and actuarial and information technology consulting fees as a result of enhancing marketing, underwriting and pricing functions. Underwriting and operating expenses as a percent of Net premiums earned and Agency revenues were 15% for 2007 and 13% for 2006.

The increase in interest expense is primarily related to the $18.0 million of Subordinated debentures issued in December 2006. See “Capital Transaction – 2006 Subordinated Debentures.” In 2007, interest for a full year was recorded versus approximately one month in 2006.

The Company recorded deferred tax expense in 2007 as a result of increasing the valuation allowance for Deferred Federal income taxes. The Company considered it appropriate to increase the valuation allowance, see “Liquidity and Capital Resources – Net Operating Loss Carryforwards.”

Capital Transactions

Rights Offering

In November 2006, the Company completed a rights offering which raised approximately $17.9 million in net proceeds. The Common Stock available through the rights offering, which included an over-subscription privilege, was fully subscribed. Primarily as a result of this rights offering, the number of shares of Common Stock outstanding increased from 20,225,574 as of December 31, 2005 to 24,924,825 as of December 31, 2006.

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

The net proceeds of the offering were used by GAINSCO Capital Trust I to acquire Subordinated debentures of the Company that have the same maturity and bear interest at the same rate as the capital securities. The Company acquired 100% of the common securities of GAINSCO Capital Trust I. The Company used the proceeds to redeem its outstanding Series A Preferred Stock and to provide $5 million of capital to its insurance company. The balance was used for general corporate purposes.

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

Liquidity and Capital Resources

Parent Company

GAN provides administrative and financial services for its wholly owned subsidiaries. GAN needs cash during 2008 primarily for administrative expenses and interest on the Subordinated debentures and the Note payable. GAN has approximately $1.8 million in short-term investments and marketable securities that can be used for general corporate purposes. Another source of cash to meet obligations is statutorily permitted dividend payments from its insurance subsidiary. Statutes restrict the payment of dividends by the insurance company to the available surplus funds. The maximum amount of cash dividends that may be declared without regulatory approval in any 12-month period is the greater of net income for the 12-month period ended the previous December 31 or ten percent (10%) of policyholders’ surplus as of the previous December 31. For 2008, the maximum amount of cash dividends that may be paid without regulatory approval is approximately $9.6 million. GAN believes the cash available from its short-term investments should be sufficient to meet its expected obligations for 2008.

Net Operating Loss Carryforwards

Deferred tax assets are evaluated and a valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. See Notes 1(l) “Federal Income Taxes” in Notes to Consolidated Financial Statement appearing under Part 1. Financial Information – Item 1. “Financial Statements” of this report for further discussion.

As a result of losses in prior years, as of December 31, 2007 the Company had net operating loss carryforwards for tax purposes aggregating $74,720,000. These net operating loss carryforwards of $13,420,000, $33,950,000, $13,687,000, $633,000 and $13,030,000, if not utilized, will expire in 2020, 2021, 2022, 2023 and 2027, respectively. As of December 31, 2007, the tax benefit of the net operating loss carryforwards was $25,405,000, which is calculated by applying the Federal statutory income tax rate of 34% against the net operating loss carryforwards of $74,720,000. The $13,030,000 that will expire in 2027 was generated in 2007.

The Company considers available evidence, both objective and subjective, including historical levels of income, expectations and risks associated with estimates of future taxable income in assessing the need for the valuation allowance. In the fourth quarter of 2006, management’s analysis of available evidence, both objective and subjective, concluded it was more likely than not that additional portions of this asset would be used in future periods so the valuation allowance was reduced by $5.5 million, producing a tax benefit of $5.5 million in the fourth quarter of 2006. The Company required both sufficient capital to support its expanded operations and cover fixed costs and evidence that business written could achieve margins comparable to those found in other property and casualty insurers before it was appropriate to reduce the valuation allowance relating to net operating loss carryforwards. Until the fourth quarter of 2006, such evidence was not available.

In the fourth quarter of 2007, the Company increased the amount of the valuation allowance by $9,678,000, resulting in an allowance on the gross deferred tax asset of $28,699,000. In making this determination, the Company considered all available evidence, including the fact that the Company incurred a taxable loss in 2007 and had incurred, as of December 31, 2007, a cumulative taxable loss for the three years then ended, which was not the case as of September 30, 2007. The Company increased the amount of the valuation allowance by $3,505,000 in previous quarters of 2007.

As of December 31, 2007 and 2006, the net deferred tax asset before valuation allowance was $28,951,000 and $25,862,000 and the valuation allowance was $28,699,000 and $15,516,000, respectively.

Subsidiaries, Principally Insurance Operations

The primary sources of the insurance subsidiary’s liquidity are funds generated from insurance premiums, net investment income and maturing investments. The short-term investments and cash are intended to provide adequate funds to pay claims without selling fixed maturity investments. At December 31, 2007, the insurance subsidiary held short-term investments and cash that the insurance subsidiary believes is at adequate liquidity for the payment of claims and other short-term commitments.

With regard to liquidity, the average duration of the investment portfolio is approximately 1.6 year. The fair value of the fixed maturity portfolio at December 31, 2007 was $740,000 below amortized cost, before taxes. Unrealized losses were not material at December 31, 2007 (see Note 2 and Note 18 of Notes to Consolidated Financial Statements which appear in Item 8 of this Report). Various insurance departments of states in which the Company operates require the deposit of funds to protect policyholders within those states. At December 31, 2007 and December 31, 2006, the balance on deposit for the benefit of such policyholders totaled $5,218,000 and $10,401,000, respectively.

Net cash used for operating activities was $18,277,000 for 2007 versus cash provided by operating activities of $20,615,000 for 2006. The increase in cash used for operating activities in 2007 was primarily attributable to the increase in C & CAE payments for nonstandard personal auto. The cash provided for 2006 was primarily attributable to the growth in premium writings in 2006.

Investments and Cash decreased in 2007 primarily as a result of cash used for operations for the payment of claims. At December 31, 2007, 84% of the Company’s investments were rated investment grade with an average duration of approximately 1.6 years, including approximately 25% that were held in short-term investments. The Company classifies its bond securities as available for sale. The net unrealized loss associated with the investment portfolio was $488,000 (net of tax effects) at December 31, 2007 (see Note 2 of Notes to Consolidated Financial Statements which appears in Item 8 of this Report).

In early 2008, several bond insurers had their credit ratings downgraded or placed under review by the major nationally recognized credit rating agencies. These downgrades were as a result of a perceived weakening by the rating agencies of the insurers’ financial strength as a result of losses these insurers incurred from mortgage-backed and asset-backed securities they had insured that were experiencing increased delinquencies and defaults from weakening of the economy in general and weakening within the housing market in particular. In light of the market conditions, during 2007, we performed a detailed review of our asset-backed securities to identify the extent to which our asset values may have been impacted by direct exposure to the subprime mortgage loan disruption, as well as broader credit market events. Certain of our mortgage-backed securities are collateralized by residential mortgage loans that are considered subprime. The cost and fair value of these securities totaled $1,639,000 and $1,553,000 at December 31, 2007, respectively. Our practice for acquiring and monitoring subprime mortgage-backed securities takes into consideration the quality of the originator, quality of the servicer, security credit rating, underlying characteristics of the mortgages, borrower characteristics, level or credit enhancement in the transaction, and bond insurer strength, where applicable. All of our subprime securities are rated investment grade. Of this amount, 0.5% has a based Standard and Poor’s rating of “AAA,” and the remaining 99.5% an “A” rating. We have $8,427,000 of our securities in Alt-A securities, which are nonprime collateralized mortgage obligations. The cost and fair value of these investments were $8,382,000 and $8,331,000, respectively, at December 31, 2007. The Company expects to receive all payments on these securities in accordance with their original contractual term as the securities approach their maturity dates or sooner if market yield for such securities decline. The Company has determined that none of the subprime securities are impaired because of credit quality or because of any company or industry specific event. Based on management’s evaluation and intent, none of the unrealized losses are considered other than temporary.

Premiums receivable decreased due to the decrease in premium writings. This balance is comprised primarily of premiums due from insureds. Most of the policies are written with a down payment and monthly payment terms of up to four months on six month policies. The Company recorded an allowance for doubtful accounts of $569,000 and $880,000 as of December 31, 2007 and 2006, respectively, which it considers adequate. The decrease in the allowance for doubtful accounts was due primarily to the decrease in writings.

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

Deferred policy acquisition costs are principally commissions, premium taxes, marketing expenses and some underwriting expenses which are deferred. Deferred policy acquisition costs decreased primarily as a result of the decrease in writings, reduced commission rates, decreases in marketing expenses and in some underwriting expenses. The Company also recorded a premium deficiency, net of anticipated investment income, of $623,000 in 2007 against deferred policy acquisition costs for expected underwriting losses on the South Central business.

Deferred Federal income taxes is comprised of temporary differences and the tax asset from net operating loss carryforwards less a valuation allowance that reduces the net operating loss carryforwards deferred tax asset. The Company considered it appropriate to fully reserve the valuation allowance, see “Liquidity and Capital Resources – Net Operating Loss Carryforwards.”

Funds held by reinsured company is primarily comprised of amounts held in trust by various insurance departments for the benefit of General Agents. Under the terms of the sale, General Agents is obligated to return these amounts to the Company when they are released by the insurance department.

Unpaid C & CAE decreased primarily as a result of the settlement of claims in the normal course and favorable development in 2007 from the runoff lines, which were offset with unfavorable development recorded for the nonstandard personal automobile lines. As of December 31, 2007, the Company had $66,000,000 in net unpaid C & CAE (Unpaid C & CAE of $74,694,000 less Ceded unpaid C & CAE of $8,694,000). This amount represents management’s best estimate of the ultimate liabilities. The significant operational changes we have recently made in the nonstandard personal auto claims adjustment process and changing claims trends increase the uncertainties which exist in the estimation process and could lead to inaccurate estimates of claim and claim adjustment expense.

The reserve estimates were made each quarter by our in-house actuarial staff and reviewed by an independent actuarial firm. We do not rely upon the review by the independent actuarial firm to determine the amount of our GAAP reserves. However, the analysis provided by the independent actuarial firm was used to corroborate the reserve selections made by the in-house actuarial staff. Our independent actuarial firm also provides annual opinions related to adequacy of the statutory reserves for the insurance company subsidiary.

As of December 31, 2007 and 2006, in respect of its runoff lines, the Company had $10,275,000 and $15,864,000, respectively, in net unpaid C & CAE. Historically, the Company has experienced significant volatility in its reserve projections for its commercial lines. This volatility has been primarily attributable to its commercial automobile and general liability product lines. On February 7, 2002, the Company announced it had decided to discontinue writing commercial lines insurance due to continued adverse claims development and unprofitable results. The Company has been settling and reducing its remaining inventory of commercial claims. See “Business Operations - “Discontinuance of Commercial Lines.” As of December 31, 2007, 47 runoff claims remained versus 73 at December 31, 2006. The average runoff claim reserve was approximately $219,000 per claim and $217,000 per claim at December 31, 2007 and December 31, 2006, respectively.

Unearned premiums decreased primarily as a result of the decrease in premium writings, mentioned previously.

Premiums payable, Commissions payable and Reinsurance balances payable all decreased primarily due to a reinsurance fronting arrangement that was reducing throughout 2007.

Retained deficit increased as a result of net loss.

The Company’s statutory capital exceeds the benchmark capital level under the Risk Based Capital formula for its insurance company. Risk Based Capital is a method for establishing the minimum amount of capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. The Company’s critical accounting policies are described below. For a detailed discussion on the application of these and other accounting policies. See Note 1 of Notes to Consolidated Financial Statements which appears in Item 8 of this Report.

Investments

Bonds available for sale are stated at fair value with changes in fair value recorded as a component of comprehensive income. Short-term investments are stated at cost. The “specific identification” method is used to determine costs of investments sold. Provisions for possible losses are recorded only when the values have experienced impairment considered “other than temporary” by a charge to realized losses resulting in a new cost basis of the investment. The Company regularly monitors its portfolio for pricing changes, which might indicate potential impairments, and performs reviews of securities with unrealized losses. In such cases, changes in fair value are evaluated to determine the extent to which such changes are attributable to (i) fundamental factors specific to the issuer, such as financial conditions, business prospects or other factors, or (ii) market-related factors, such as interest rates. See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” for a discussion of variability of estimates.

Deferred Policy Acquisition Costs and Policy Acquisition Costs

Deferred policy acquisition costs are principally commissions, premium taxes, marketing expenses and some underwriting expenses which are deferred. Policy acquisition costs are principally commissions, premium taxes, marketing expenses, some underwriting expenses and the change in deferred policy acquisition costs that are charged to operations over the period in which the related premiums are earned. The Company utilizes investment income when assessing recoverability of deferred policy acquisition costs. A premium deficiency and a corresponding charge to income is recognized if the sum of the expected claims and claim adjustment expenses, unamortized acquisition costs and maintenance costs exceeds related unearned premiums and anticipated investment income. At December 31, 2007, a premium deficiency, net of anticipated investment income, was recognized of approximately $623,000 against deferred policy acquisition costs for expected underwriting losses on the South Central business. At December 31, 2006, there was no premium deficiency.

Goodwill

Goodwill represents the excess of purchase price over fair value of net assets acquired. The goodwill recorded is related to the 1998 acquisition of the Lalande Group. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized but rather is subject to an annual impairment test, or earlier if certain factors are present, based on its estimated fair value. Therefore, impairment losses could be recorded in future periods. These procedures require GAN to estimate the fair value of the reporting unit, compare the results to its carrying value and record the amount of any shortfall as an impairment charge. GAN performed this test as of December 31, 2007 and 2006, using a variety of methods, including estimates of future discounted cash flows. The test results indicated that there was no impairment loss at December 31, 2007 or 2006.

Unpaid Claims and Claim Adjustment Expenses

An insurance company generally makes claims payments as a result of accidents involving the risks insured under the insurance policies it issues. Months and sometimes years may elapse between the occurrence of an accident, reporting of the accident to the insurer and payment of the claim. Insurers record a liability for estimates of claims that will be paid for accidents reported to them, which are referred to as “case reserves”. In addition, since accidents are not always reported promptly upon occurrence and because the assessment of existing known claims may change over time with the development of new facts, circumstances and conditions, insurers estimate liabilities for such items, which are referred to as incurred but not reported (“IBNR”) reserves.

We maintain reserves for the payment of claims and claim adjustment expenses for both case and IBNR under policies written by the insurance company subsidiary. These claims reserves are estimates, at a given point in time, of amounts that we expect to pay on incurred claims based on facts and circumstances then known. The amount of case claims reserves is primarily based upon a case-by-case evaluation of the type of claim involved, the circumstances surrounding the claim, and the policy provisions relating to the type of claim. The amount of IBNR claims reserves is estimated on the basis of historical information and anticipated future conditions by lines of insurance and actuarial review. Reserves for claim adjustment expenses are intended to cover the ultimate costs of settling claims, including investigation and defense of lawsuits resulting from such claims. Inflation is implicitly reflected in the reserving process through analysis of cost trends and review of historical reserve results.

The process of establishing claims reserves is imprecise and reflects significant judgmental factors. In many liability cases, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured claim and the settlement of the claim. The actual emergence of claims and claim adjustment expenses may vary, perhaps materially, from the Company’s estimates thereof, because (a) estimates of liabilities are subject to large potential revisions, as the ultimate disposition of claims incurred prior to the financial statement date, whether reported or not, is subject to the outcome of events that have not yet occurred (e.g., jury decisions, court interpretations, legislative changes (even after coverage is written and reserves are initially set) that broaden liability and policy definitions and increase the severity of claims obligations, changes in the medical condition of claimants, public attitudes and social/economic conditions such as inflation), (b) estimates of claims do not make provision for extraordinary future emergence of new classes of claims or types of claims not sufficiently represented in the Company’s historical data base or which are not yet quantifiable, and (c) estimates of future costs are subject to the inherent limitation on the ability to predict the aggregate results of future events.

In addition to the factors described above that are generally applicable to property and casualty insurers, our ability to estimate claims reserves accurately is subject to risks and uncertainties arising out of the recent history and growth of the Company. These factors are discussed in more detail in Item 1A of this Report, “Risk Factors.” The following are particularly significant factors that limit our ability, as compared with a more mature insurer with a larger and more stable book of business, to estimate claims reserves accurately:

•

Our growth strategy necessarily entails increased financial and operational risks and other challenges that are greater than and different from those to which we have previously been subject as the nature of our business has changed and grown. Generally, new business initially produces higher claim ratios than more seasoned in-force business, and this factor is likely to be magnified to the extent that we enter multiple new states and market areas within a short period of time. Furthermore, it amplifies the importance of our ability to assess any new trends timely and accurately and respond effectively.

•

Pricing decisions in new states and markets, involving different claims environments, distribution sources and customer demographics, must necessarily be made without the same level of experience and data that is available in existing markets.

•

Our growth requires additional personnel resources, including management and technical underwriting, claims and servicing personnel, relationships with agents and vendors with whom we have not previously done business, and additional dependence on operating systems and technology. As a result, we often do not have as much reliable historical information about costs and trends in claims as would an insurer with more experience in the markets in which we grown.

•

We may not have historical results for new markets, or the historic development of reserves for claim and claim adjustment expense may not accurately reflect future trends. For example, these estimates are subject to:

•	new classes or types of losses not sufficiently represented in historical data or not discernible from the data available to us; and

•	our inability to predict or recognize future events.

•

We have recently made significant operational changes in management of our claims administration to accelerate the recognition and resolution of claims. These changes may result in an increase in the amount of aggregate claim settlements and cause our ultimate claim and claim adjustment expense to increase in comparison to prior periods. In addition, changing claims trends increase the uncertainties which exist in the estimation process and could lead to inaccurate estimates of claim and claims adjustment expense.

Ultimate liability may be greater or less than current reserves. The Company monitors reserves using new information on reported claims and a variety of statistical techniques which are discussed below. The Company does not discount to present value that portion of its claims reserves expected to be paid in future periods.

The following table discloses the amount of the gross unpaid claims and claim adjustment expense for each year presented and separately identifies the amount of IBNR for each material line of business.

	Gross unpaid claims and claim adjustment expenses For the years ending December 31,
	2007	2006
	(Amounts in thousands)
Case:
Personal auto	$24,128	25,439
Run-off	6,834	11,573

	30,962	37,012

Incurred But Not Reported
Personal auto	$31,590	22,233
Run-off	12,142	18,653

	43,732	40,886

Total Reserves	$74,694	77,898

Key Assumptions

The following discussion provides information regarding the most important assumptions we use in estimating claims reserves in the nonstandard personal automobile insurance business. These assumptions were also important historically in estimating claims reserves in the runoff business but, as discussed below, the decline in the number of remaining runoff claims has made conventional actuarial methods less useful and has resulted in our basing such estimates primarily on case-by-case evaluations of individual claim files.

We rely on several key assumptions regarding the existence of consistency or a discernible trend in the following factors:

•	historical information used to prepare prior expected loss ratios

•	the rate at which claims are settled or closed

•	historical information regarding claims frequency

•	the level of case reserve adequacy

The actuarial staff monitors accident quarter data, seeking to identify whether these assumptions have remained consistent and, if deviations are identified, to adjust reserves to take them into account by making qualitative and quantitative modifications to reflect such deviations. This process necessarily involves the exercise of judgment in assessing the impact of changes from the patterns indicated by the assumptions noted above.

The key assumptions identified above are in turn based on additional underlying assumptions regarding numerous internal and external factors, which often vary for different states, programs and coverage groups, for different accident periods and for different actuarial estimation methodologies. Internal factors include, but are not limited to, the experience level of our claims department personnel, changes in claims department processes, and changes in underwriting standards and rules. External factors include, but are not limited to, claim severity, claim frequency, inflation in costs to repair or replace damaged property, inflation in the cost of medical services, legislative activities, regulatory changes, judicial changes, and litigation trends.

In analyzing claims data for the fourth quarter of 2006, it became apparent that the underlying accident quarter data reflected variances from historical patterns and required further analysis. Based on that analysis, we made adjustments to account for these variances, as follows:

Assumption	Change from Prior Periods and Nature of Adjustment
• Historical information regarding claim frequency	During the fourth quarter of 2006, we analyzed the time from loss date that it took to record a claim in our system. We noticed a significant reduction in the number of days from loss date to the date recorded, starting during late second quarter 2006, with major acceleration occurring during the fourth quarter of 2006, which we believe is the result of changes we have made in our claim practices. This speed-up in exposure recognition implies future development patterns will be different from historical patterns which are used to estimate ultimate liabilities. We attempted to take this into consideration in our estimate of reserves through various adjustments to our loss development factors and utilizing actuarial judgment.

• The rate at which claims are settled or closed	During the fourth quarter of 2006, we analyzed the time from report date to close date for all of our closed claims. We noticed a significant reduction in the number of days our claims department was taking to close claims, starting during the third quarter of 2006, which we believe is the result of changes we have made in our claim practices. This speed-up in claim closure rate implies future development patterns will be different from historical patterns which are used to estimate ultimate liabilities. We attempted to take this into consideration in our estimate of reserves by utilizing a Berquist-Sherman adjustment, adjusting selected loss development factors, and utilizing actuarial judgment.

• Historical information used to prepare a priori expected loss ratios; historical information regarding claims frequency; the level of case reserve adequacy	During 2006, we greatly expanded our writings, diversifying both into other states, and, within states, into different geographical areas. We also expanded into various other driver classes, namely into the internationally licensed segment. Expanding into different geographical segments meant writing more business in jurisdictions with different judicial systems and negligence laws, including areas that may be more susceptible to insurance fraud. These changes can affect development patterns, so that historical patterns may not be reflective of future patterns. Although no adjustments were recorded in the fourth quarter of 2006 as a result of changes in these assumptions, they are closely monitored as we seek to identify any deviations from existing patterns.

• All of the key assumptions referred to above	Since we experienced rapid growth during 2006, the credibility associated with each accident quarter gradually increased over time. Changes in credibility over time affect development patterns in that past development patterns are less stable than future patterns based on more credible data. However, the fact that the Company has continued to enter new markets results in limits on credibility for the foreseeable future. No adjustments were recorded in the fourth quarter of 2006 as a result of these changes, but they are closely monitored as we seek to identify any deviations from existing patterns.

When we reviewed claims data to make estimates for the fourth quarter of 2007, some of the same variances were found. Based on the analysis of these variances, we made the following adjustments:

Assumption	Change from Prior Periods and Nature of Adjustment
• The rate at which claims are settled or closed	The trend that had been identified in 2006 continued and accelerated in 2007, and we made adjustments to take this into account. We attempted to take the acceleration of claims settlement rates into consideration by utilizing a Berquist-Sherman adjustment, selection of loss development factors and use of actuarial judgment.

• Historical information used to prepare a priori expected loss ratios; historical information regarding claims frequency	During 2007, we continued to expand our writings and to diversify further. We also expanded into various other driver classes, namely into the internationally licensed segment. Expanding into different geographical segments meant writing more business in jurisdictions with different judicial systems and negligence laws, including areas that may be more susceptible to insurance fraud. These changes can affect development patterns, so that historical patterns may not be reflective of future patterns. We attempted to take these changes into consideration in our estimate of reserves by the selection of loss development factors and use of actuarial judgment.

• Case Reserve Adequacy	During our review of data for the fourth quarter of 2007, we noticed that the average case reserve per claimant in bodily injury coverages had increased for our Texas loss experience. We attempted to take the increase in case reserves into consideration by utilizing a Berquist-Sherman adjustment, selection of loss development factors and use of actuarial judgment.

• All of the key assumptions referred to above	As the trend first observed in 2006 continued, the credibility associated with each accident quarter gradually increased over time. Changes in credibility over time affect development patterns in that past development patterns are less stable than future patterns based on more credible data. However, the fact that the Company has continued to enter new markets results in limits on credibility for the foreseeable future. We attempted to take this into consideration in our estimates by selection of loss development factors and use of actuarial judgment.

The law of large numbers applies to selecting development patterns; i.e. the confidence of a point estimate is improved by increasing the amount of data used to develop the estimate; however, the data must be reasonably homogeneous, and exhibit little variation over time. Changes associated with the assumptions listed above affect the homogeneity of our data, and the variance associated with the loss development factors derived from the data. This implies that the variance around our point estimate has increased over time, or that the confidence interval around our point estimate has widened over time. This in turn implies there is greater volatility associated with our point estimate and we attempted to take this uncertainty into consideration with our estimates for the fourth quarter of 2006 and for 2007.

Methodologies

We utilize somewhat different processes for the estimation of reserves in the runoff line and in the nonstandard personal automobile business. We consider our commercial runoff business (which consists primarily of commercial auto and general liability coverages) to be long-tailed. For most of this business, we use the same methods employed for our personal lines business, namely the paid loss method and the incurred loss method, as well as other methods not utilized for personal lines. For our specialty and umbrella lines, for which we have fewer years of experience, we use an expected loss ratio method and test the results with a Bornheutter-Ferguson method.

For our runoff lines, however, the remaining number of claims has declined to the point that these conventional actuarial methods are of less utility than during the period in which the number of active claims provided more complete statistical data. Accordingly, in recent reporting periods the aggregate case and IBNR reserve estimates for runoff claims have been based primarily on evaluations of individual claim files. This methodology is not used for our personal lines business.

In both personal lines and commercial runoff business, we utilize the same procedures for estimating reserves on a quarterly basis as we do annually. Historically, the independent actuarial consulting firm that we retain had the responsibility for making the reserve estimate used in our financial statements. However, we changed our procedures beginning with the financial statements for the third quarter of 2007 and subsequent quarterly and annual periods. In our revised procedures, the reserve estimates are made for each period by our in-house actuarial staff, and we do not rely upon the review by the independent actuarial firm to estimate the amount of our GAAP reserves. However, the analysis provided by the independent actuarial firm is used to corroborate the reserve selections made by the in-house actuarial staff, and that firm also provides additional analysis as requested. Our independent actuarial consulting firm has also provided annual opinions related to adequacy of the statutory reserves for the insurance company subsidiary.

The actuarial procedures we follow are described in detail below. The reserve estimates are developed based on review and analysis of accident quarter data. Once the reserve levels have been estimated, management makes appropriate entries.

These estimates were set forth in a detailed presentation to the Audit Committee of the Board of Directors, together with underlying statistical information on which the estimates are based. The Audit Committee met each quarter with management and a representative of the independent actuarial consulting firm and engaged in a detailed discussion regarding the reserve selections and underlying statistical data.

Specific Methodologies – Runoff Lines

Within runoff commercial business, the different lines of business each have somewhat different development characteristics, which we take into account in making reserve estimates, as follows:

•	Commercial auto – most states in which we wrote policies have two-year statutes of limitation. Because we ceased writing new business in 2002, no new claims are expected to be incurred.

•

General liability – generally, new claims are barred by applicable statutes of limitation. However, we continue to receive new claims for alleged construction defects, even though we have included an exclusion for such liability in general liability policies since 1996. We respond to any claims that are asserted.

•	Specialty lines – all policies we wrote are on a “claims made” basis, so we do not expect any additional claims.

•

Personal umbrella – because coverage is related to the resolution of claims in underlying insurance policies, development tends to occur over a relatively long time period. We do not expect additional claims.

However, as noted above, in recent reporting periods the estimates for all runoff claims have been based primarily on case-by-case evaluations of individual claim files as the number of claims has fallen to the point that conventional actuarial methods have become less useful.

Specific Methodologies - Nonstandard Personal Automobile Insurance

For private passenger auto business, all coverages are considered short-tailed, as we primarily write minimum limits business (primarily six month policies), and approximately two thirds of our ultimate liabilities are realized within 12 months. For this business, we analyze development patterns separately by state for each state in which we write business, and within each state, by each separate line of coverage we offer in that particular state. We further analyze patterns for each accident quarter to ascertain whether development patterns are changing over time. Analyzing our data in this way allows us to group data in homogeneous sets, while maximizing the degree of credibility for each data set where limited data are available. For states and/or coverages where the data are limited, we also consider development patterns from other markets in which we write business that have more credible amounts of data and which have similar policy limits.

We employ various statistical processes to estimate our unpaid claims and CAE. Our actuarial staff performs quarterly analyses on multiple unique, homogenous data subsets to produce estimates of the aggregate unpaid claims and CAE. We analyze the data separately (1) for each of the states in which we write business, (2) for each type of coverage group written, and (3) by accident quarter. We apply the actuarial methodologies outlined below with respect to each of these data subsets to establish separate point estimates for IBNR claims. We then aggregate all of the separate point estimates to develop our best estimate of our overall unpaid claims and CAE.

Development patterns in the personal auto business are somewhat unique by state, since each state has varying policy limits, laws establishing liability, and litigation environments. Development patterns also vary by line of coverage, as liability claims traditionally take longer to settle than physical damage claims.

Finally, development patterns can vary by accident quarter as changes have occurred and are expected to continue within our claims department. We believe that these changes resulted in an acceleration of exposure recognition and in ultimate claim settlement. Our expansion into different geographical areas within each state has caused our mix of business to change, and the credibility associated with data for each accident quarter has changed over time. As a result, our development patterns exhibit a greater variance than the development patterns for a stable, larger and more mature book of business, and we recognize this volatility in our analysis of the data.

For private passenger auto business, Incurred but Not Reported Reserves include provisions in the aggregate for the following:

•	Claims that have occurred, but have not been reported to us.

•	Claims that have been reported to us, but have not been recorded on our system, and a case reserve has not been established yet.

•	Claims that are closed, but may be re-opened for payment/additional payments at a future date.

•	Claims that are known and recorded in our system, but may have development beyond the case reserve established when the claim was first reported.

We compute unpaid claims and claim adjustment expense (excluding claims department expense IBNR) for the above four provisions on a combined basis, by first estimating ultimate claims and claim adjustment expense (CAE) amounts for each accident quarter, and then subtracting from these amounts the cumulative paid and case reserves on known claims for each accident quarter. There are several methods we utilize to estimate ultimate loss and LAE amounts:

•	Paid Loss Development Method

•	Incurred Loss Development Method

•	Bornheutter-Ferguson Paid Method

•	Bornheutter-Ferguson Incurred Method

In addition, ultimate claim counts are estimated using closed and reported claim count data. Ultimate claims and CAE estimates are divided by ultimate claim count estimates to determine an ultimate claim severity, which provides a reasonability check for our ultimate loss and ALAE amounts. If severities are in line with expectations, we have an additional degree of confidence in our estimates.

The methods listed above assume that the influences that affect the development patterns for each accident quarter will remain constant over time. Because of this, selection of development patterns that will apply to current open claims and claims incurred but not reported must consider several factors. These include, but are not limited to, the impact of inflation on claim costs and changes in the rate of inflation, the rate and level at which our claims adjusters make payments and settle claims and any changes in this rate or level, changes in the adequacy or method used to establish case reserves, changes in the cost of medical care, changes in judicial decisions, legislation changes, and other factors. Changes in any of these factors imply that development patterns are not remaining constant over time – one key assumption in the methods used to estimate ultimate liability. When the rate at which adjusters make payments and settle claims has accelerated over time, ultimate loss estimates developed using the methods employed above may overstate true projected ultimate liabilities, thus adjustments that take these changes in to consideration are utilized. Various methods are used to adjust for these changes including, but not limited to, adjustments that take into consideration changes in exposure recognition, the rate of claims closure and changes in case reserve adequacy as well as tail factor analysis and actuarial judgment.

Unpaid claims department expenses are estimated using a cost per claim approach. Under this approach historical paid claims department expense data are divided by the historical number of claim activity transactions. It is assumed that the expense associated with settling a liability claim is twice that of settling a physical damage claim, since liability claims are typically more complex. It is also assumed that there are two activities creating expenses associated with pure IBNR claims – the cost to open the claim and the cost to settle and close the claim, while only one activity is associated with claims already open – the cost to settle and close the claim. The cost per activity is multiplied by the total estimated future activities to arrive at an estimate of future claims department expense for all claims that have occurred prior to the evaluation date.

Variability of Claims Reserves

Traditionally, use of multiple methodologies produces a cluster of estimates with modest dispersion in the indicated possible outcomes. However, due to the changes the Company has experienced as outlined above, use of the methodologies cited above produced conflicting results and wider bands of indicated possible outcomes. Such bands do not necessarily constitute a range of outcomes, nor do we calculate a range of outcomes. If there is a significant variation in the results generated by different actuarial methodologies, our actuarial staff further analyzes the data using additional techniques. These processes may include making adjustments to the key assumptions underlying the methodologies, using additional generally accepted actuarial estimation methodologies, and applying actuarial judgment.

In arriving at each individual point estimate of reserves for IBNR claims and CAE in each separate data subset, our actuarial staff considers the likely predictive value of the various methodologies employed in light of internal and external variables that may impact the reserves. For each data subset in each accident quarter, the point estimate selected is not necessarily one of the points produced by any particular methodology utilized, but may be another point that takes into consideration each of the points produced by the several loss methodologies used and is based on actuarial judgment. For example, the current accident quarter may not have enough paid claims data to rely upon, leading our actuarial staff to conclude that an incurred development methodology provides a better estimate than a paid development methodology. In such a case, more weight would be given to an incurred methodology for that particular accident quarter.

As noted above in the discussion of the methodologies we use in setting reserves for our runoff business, the decline in the number of outstanding claims has made traditional actuarial techniques less useful in determining our estimated liabilities, and the estimates for runoff claims have been based primarily on case-by-case evaluations by the claims department of developments in individual claim files. Accordingly, we generally do not depend on assumptions about historical claims development in making these estimates, and it would not be feasible to devise any means of testing the sensitivity of our estimates.

In determining our reserve estimates for nonstandard personal automobile insurance, for each financial reporting date we record our best estimate, which is a point estimate, of our overall unpaid claims and CAE for both current and prior accident years. Because the underlying processes require the use of estimates and professional actuarial judgment, establishing claims reserves is an inherently uncertain process. As our experience develops and we learn new information, our quarterly reserving process may produce revisions to our previously reported claims reserves, which we refer to as “development,” and such changes may be material. We recognize favorable development when we decrease our previous estimate of ultimate losses, which results in an increase in net income in the period recognized. We recognize unfavorable development when we increase our previous estimate of ultimate losses, which results in a decrease in net income in the period recognized. Accordingly, while we record our best estimate, our claims reserves are subject to potential variability.

We believe it is reasonably likely that our loss costs could increase or decrease by 2% from current estimates, as remaining claims are recorded and resolved. Loss costs reflect the incurred loss per unit of exposure and are the product of frequency and severity. A 2% increase or decrease in our loss costs would result in unfavorable or favorable development of $7 million (assuming the size of the Company remains constant). This estimate of sensitivity is informational only, is not a projection of future results and does not take into account possible effects of extraordinary litigation events (such as class action claims).

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

The Company considers available evidence, both objective and subjective, including historical levels of income, expectations and risks associated with estimates of future taxable income in assessing the need for the valuation allowance. In the fourth quarter of 2006, management’s analysis of available evidence, both objective and subjective, concluded it was more likely than not that additional portions of this asset would be used in future periods so the valuation allowance was reduced by $5.5 million, producing a tax benefit of $5.5 million in the fourth quarter of 2006. The Company required both sufficient capital to support its expanded operations and cover fixed costs and evidence that business written could achieve margins comparable to those found in other property and casualty insurers before it was appropriate to begin reducing the valuation allowance relating to net operating loss carryforwards. Until the fourth quarter of 2006, such evidence was not available.

In the fourth quarter of 2007, the Company increased the amount of the valuation allowance by $9,678,000, resulting in an allowance on the gross deferred tax asset of $28,699,000. In making this determination, the Company considered all available evidence, including the fact that the Company incurred a taxable loss in 2007 and had incurred, as of December 31, 2007, a cumulative taxable loss for the three years then ended, which was not the case as of September 30, 2007. The Company increased the amount of the valuation allowance by $3,505,000 in previous quarters of 2007.

As of December 31, 2007 and 2006, the net deferred tax asset before valuation allowance was $28,951,000 and $25,862,000, and the valuation allowance was $28,699,000 and $15,516,000, respectively.

The Company has evaluated tax contingencies in accordance with FIN No. 48. At December 31, 2007, the Company does not have any uncertain tax positions.

Accounting Pronouncements

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS 141(R) changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, disallowing the capitalization of transaction costs and changes when restructurings related to acquisitions can be recognized. The standard is effective for fiscal years beginning on or after December 15, 2008 and will only impact the accounting for acquisitions that are made after adoption.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of Statement No. 115”. Statement No. 159 permits a company to choose, at specified election dates, to measure at fair value certain eligible financial assets and liabilities that are not currently required to be measured at fair value. The specified election dates include, but are not limited to, the date when an entity first recognizes the item, when an entity enters into a firm commitment or when changes in the financial instrument causes it to no longer qualify for fair value accounting under a different accounting standard. An entity may elect the fair value option for eligible items that exist at the effective date. At that date, the difference between the carrying amounts and the fair values of eligible items for which the fair value option is elected should be recognized as a cumulative effect adjustment to the opening balance of retained earnings. The fair value option may be elected for each entire financial instrument, but need not be applied to all similar instruments. Once the fair value option has been elected, it is irrevocable. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. Statement No. 159 is effective as of the beginning of fiscal years that begin after November 15, 2007. In February 2008, the FASB issued Staff Position 157-b, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities until January 1, 2009. We are currently determining the impact whether fair value accounting is appropriate for any of our eligible items, if any, which SFAS No. 159 may have on our consolidated financial position or results of operations and financial condition.

In September 2006, the Securities Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effect of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The implementation of the guidance in the SAB did not have a significant effect on the Company’s consolidated financial position or results of operations and financial condition.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” Statement No. 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value investments. Statement No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, Statement No. 157 does not require any new fair value measurements. Statement No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods of those fiscal years and is required to be adopted by the Company in the first quarter of 2008. We do not anticipate that SFAS No. 157 will have a material effect on our consolidated financial position or results of operations and financial condition, although we are continuing to evaluate the full impact of the adoption of SFAS No. 157.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” FIN 48 prescribes a comprehensive financial statement model of how a company should recognize, measure, present, and disclose uncertain tax positions that the Company has taken or expects to take in its income tax returns. Guidance is also provided on derecognition, classification, interest and penalties, interim accounting, and disclosure. FIN 48 requires that only income tax benefits that meet the “more likely than not” recognition threshold be recognized or continue to be recognized on the effective date. Initial derecognition amounts would be reported as a cumulative effect of a change in accounting principle, as an adjustment to the opening balance of retained earnings for the 2007 fiscal year. FIN 48 applies to all tax positions and is effective for the Company beginning in fiscal year 2007. The adoption of FIN 48 did not affect the Company’s consolidated financial position or results of operations and financial condition and no cumulative effect adjustment was required to the January 1, 2007 balance of retained deficit.

In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of Statements No. 133 and 140.” Statement No. 155 (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (v) amends Statement No. 140 to eliminate the exemption from applying the requirements of Statement No. 133 on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. Statement No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006 (the fiscal year beginning January 1, 2007 for the Company). The Company adopted SFAS No. 155 as of January 1, 2007 and has determined there has been no impact on our consolidated financial position or results of operations and financial condition.

In October 2005, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts.” SOP 05-1 provides accounting guidance for DAC associated with internal replacements of insurance and investment contracts other than those set forth in SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments.” SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs through the exchange of an existing contract for a new contract, or by amendment, endorsement or rider to an existing contract, or by the election of a feature or coverage within an existing contract. The Company adopted SOP -5-1 as of January 1, 2007 and has determined there has been no impact on our consolidated financial position or results of operations and financial condition.

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

These forward-looking statements reflect our current views, but they are based on assumptions and are subject to risks, uncertainties, and other variables which you should consider in making an investment decision, including, in addition to the terms discussed under “PART I. ITEM 1A. Risk Factors” of this document, (a) operational risks and other challenges associated with rapid growth into new and unfamiliar markets and states, (b) adverse market conditions, including heightened competition, (c) factors considered by A.M. Best in the rating of our insurance subsidiary, and the acceptability of our current rating, or a future rating, to agents and customers, (d) the Company’s ability to adjust and settle the remaining claims associated with our exit from the commercial insurance business on terms consistent with our estimates and reserves, (e) the adoption or amendment of legislation, uncertainties in the outcome of litigation and adverse trends in litigation and regulation, (f) inherent uncertainty arising from the use of estimates and assumptions in decisions about pricing and reserves, (g) the effects on claims levels resulting from natural disasters and other adverse weather conditions, (h) the availability of reinsurance and our ability to collect reinsurance recoverables, (i) the availability and cost of capital, which may be required in order to implement the Company’s strategies, and (j) limitations on the our ability to use net operating loss carryforwards.

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

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Consolidated Financial Statements are on pages 62 through 102:

The following Consolidated Financial Statements Schedules are on pages 103 through 113:

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

The information required by this Item 10 will be supplied by a Schedule 14A filing or an amendment to this Report, to be filed with the SEC no later than April 30, 2008.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 will be supplied by a Schedule 14A filing or an amendment to this Report, to be filed with the SEC no later than April 30, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be supplied by a Schedule 14A filing or an amendment to this Report, to be filed with the SEC no later than April 30, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be supplied by a Schedule 14A filing or an amendment to this Report, to be filed with the SEC no later than April 30, 2008.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 will be supplied by a Schedule 14A filing or an amendment to this Report, to be filed with the SEC no later than April 30, 2008.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of the report:

1.	The following financial statements filed under Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Operations for the Years Ended December 31, 2007 and 2006

Consolidated Statements of Shareholders’ Equity and Comprehensive (Loss) Income for the Years Ended December 31, 2007 and 2006

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007 and 2006

Notes to Consolidated Financial Statements, December 31, 2007 and 2006

2.	The following Consolidated Financial Statement Schedules are filed under Part II, Item 8:

Schedule	Description
I	Summary of Investments
II	Condensed Financial Information of the Registrant
III	Supplementary Insurance Information
IV	Reinsurance
VI	Supplemental Information

3.	See the Exhibit Index beginning on page 63.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAINSCO, INC.
(Registrant)

/s/ Glenn W. Anderson
By:	Glenn W. Anderson, President

Date:	March 28, 2008

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

Name	Title	Date

/s/ Robert W. Stallings Robert W. Stallings	Chairman of the Board	March 28, 2008

/s/ Joel C. Puckett Joel C. Puckett	Vice Chairman of the Board	March 28, 2008

/s/ Glenn W. Anderson Glenn W. Anderson	President, Chief Executive Officer and Director	March 28, 2008

/s/ Daniel J. Coots Daniel J. Coots	Senior Vice President, Chief Financial Officer and Chief Accounting Officer	March 28, 2008

/s/ Robert J. Boulware Robert J. Boulware	Director	March 28, 2008

/s/ John C. Goff John C. Goff	Director	March 28, 2008

/s/ Sam Rosen Sam Rosen	Director	March 28, 2008

/s/ Harden H. Wiedemann Harden H. Wiedemann	Director	March 28, 2008

/s/ John H. Williams John H. Williams	Director	March 28, 2008

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of GAINSCO, INC. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed under the supervision of the President and Chief Executive Officer and the Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in circumstances or that the degree of compliance with the policies an procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on the framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control – Integrated Framework.

This annual report does not include an attestation report of the Company’s Independent Registered Public Accounting Firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s Independent Registered Public Accounting Firm pursuant to temporary rules of the United States Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Exhibit Index

Exhibit No.

3.1	Restated Articles of Incorporation of Registrant as filed with the Secretary of State of Texas on July 24, 1986 [Exhibit 3.1, filed in Registration Statement No. 33-7846 on Form S-1, effective November 6, 1986].

3.2	Articles of Amendment to the Articles of Incorporation as filed with the Secretary of State of Texas on June 10, 1988 [Exhibit 3.2, filed in Registration Statement No. 33-25226 on Form S-1, effective November 14, 1988].

3.3	Articles of Amendment to Articles of Incorporation as filed with the Secretary of State of Texas on August 13, 1993 [Exhibit 3.6, Form 10-K dated March 25, 1994].

3.4	Articles of Amendment to Articles of Incorporation as filed with the Secretary of State of Texas on November 10, 2005 [Exhibit 3.8, Form 8-K filed November 16, 2005].

3.5	Statement of Resolution Establishing and Designating Series A Convertible Preferred Stock of Registrant as filed with the Secretary of State of the State of Texas on October 1, 1999 [Exhibit 99.18, Form 8-K filed October 7, 1999].

3.6	Articles of Amendment to the Statement of Resolution Establishing and Designating the Series A Convertible Preferred Stock of Registrant as filed with the Secretary of State of Texas on January 21, 2005 [Exhibit 4.1, Form 8-K filed January 24, 2005].

3.7	Bylaws of Registrant as amended [Exhibit 3.8, Form 8-K filed August 15, 2005].

3.8	Section 8.01 of the Bylaws of GAINSCO, INC., as amended on August 29,2007 [Exhibit 3.8, Form 8-K filed August 31, 2007].

4.1	Form of Common Stock Certificate [Exhibit 4.6, Form 10-K filed March 28, 1997].

4.2	Agreement dated August 26, 1994 appointing Continental Stock Transfer & Trust Company transfer agent and registrar [Exhibit 10.28, Form 10-K dated March 30, 1995].

4.3	Series B Common Stock Purchase Warrant dated as of October 4, 1999 between Registrant and Goff Moore Strategic Partners, L.P. (“GMSP”) [Exhibit 99.20, Form 8-K filed October 7, 1999].

4.4	First Amendment to Series B Common Stock Purchase Warrant dated as of March 23, 2001 between Registrant and GMSP [Exhibit 99.22, Form 8-K/A filed March 30, 2001].

4.5	Securities Exchange Agreement dated as of August 27, 2004 between Registrant and GMSP [Exhibit 10.1, Form 8-K filed August 30, 2004].

4.6	Stock Investment Agreement dated as of August 27, 2004 between Registrant and Robert W. Stallings [Exhibit 10.2, Form 8-K filed August 30, 2004].

4.7	Stock Investment Agreement dated as of August 27, 2004 between Registrant and First Western Capital, LLC [Exhibit 10.3, Form 8-K filed August 30, 2004].

4.8	Second Amendment to Series B Common Stock Purchase Warrant dated as of January 21, 2005 between Registrant and GMSP [Exhibit 10.10, Form 8-K filed January 24, 2005].

4.9	Amended and Restated Trust Agreement among GAINSCO, INC. as Depositor, Wilmington Trust Company as Property Trustee, Wilmington Trust Company as Delaware Trustee, and Glenn W. Anderson, Daniel J. Coots and Richard M. Buxton as Administrators, dated as of January 13, 2006 [Exhibit 10.41, Form 8-K filed January 18, 2006].

4.10	Junior Subordinated Indenture between GAINSCO, INC. and Wilmington Trust Company, as Trustee, dated as of January 13, 2006 [Exhibit 10.42, Form 8-K filed January 18, 2006].

4.11	Guarantee Agreement between GAINSCO, INC. as Guarantor and Wilmington Trust Company as Guarantee Trustee, dated as of January 13, 2006 [Exhibit 10.43, Form 8-K filed January 18, 2006].

4.12	Amended and Restated Trust Agreement among GAINSCO, INC. as Depositor, U.S. Bank National Association as Property Trustee, and Glenn W. Anderson and Daniel J. Coots as Administrators, dated as of December 21, 2006 [Exhibit 4.14, Form 10-K filed April 2, 2007].

4.13	Junior Subordinated Indenture between GAINSCO, INC. and U.S. Bank National Association, as Trustee, dated as of December 21, 2006 [Exhibit 4.15, Form 10-K filed April 2, 2007].

4.14	Guarantee Agreement between GAINSCO, INC. as Guarantor and U.S. Bank National Association as Guarantee Trustee, dated as of December 21, 2006 [Exhibit 4.16, Form 10-K filed April 2, 2007].

10.1*	1995 Stock Option Plan of the Registrant [Exhibit 10.31, Form 10-K filed March 28, 1996].

10.2*	1998 Long Term Incentive Plan of the Registrant [Exhibit 99.8, Form 10-Q filed August 11, 1998].

10.3*	GAINSCO, INC. 401(k) Plan and related Adoption Agreement [Exhibit 10.14, Form 10-Q filed November 14, 2003].

10.4*	GAINSCO, INC. 2005 Long-Term Incentive Compensation Plan [Exhibit 4.1, registration statement on Form S-8 filed on November 14, 2005].

10.5*	Form of Restricted Stock Incentive Agreement (incorporated by reference to Exhibit 4.2 to the registration statement on Form S-8 filed on November 14, 2005).

10.6*	Form of Restricted Stock Unit Incentive Agreement [Exhibit 4.3, registration statement on Form S-8 filed on November 14, 2005].

10.7*	Employment Agreement dated April 25, 1998 between Glenn W. Anderson and the Registrant [Exhibit 99.5, Form 10-Q/A filed June 16, 1998].

10.8*	Change of Control Agreement for Glenn W. Anderson [Exhibit 99.7, Form 10-Q/A filed June 16, 1998].

10.9*	Replacement Non-Qualified Stock Option Agreement dated July 24, 1998 between Glenn W. Anderson and the Registrant [Exhibit 99.9, Form 10-Q filed August 11, 1998].

10.10*	Waiver and First Amendment to Employment Agreement dated as of August 27, 2004 between Registrant and Glenn W. Anderson [Exhibit 10.7, Form 8-K filed August 30, 2004].

10.11*	Change in Control Agreement dated as of August 27, 2004 between Registrant and Glenn W. Anderson [Exhibit 10.8, Form 8-K filed August 30, 2004].

10.12*	Restricted Stock Agreement dated as of January 21, 2005 between Registrant and Glenn W. Anderson [Exhibit 10.11, Form 8-K filed January 24, 2005]

10.13*	Employment Agreement dated as of August 27, 2004 between Registrant and Robert W. Stallings [Exhibit 10.5, Form 8-K filed August 30, 2004].

10.14*	Employment Agreement dated as of August 27, 2004 between Registrant and James R. Reis [Exhibit 10.6, Form 8-K filed August 30, 2004].

10.15	Forms of Change of Control Agreements [Exhibit 10.4, Form 10-K filed March 29, 2002].

10.16	Office Lease dated August 19, 2002 between Crescent Real Estate Funding X, L.P. and GAINSCO, INC. [Exhibit 10.31, Form 8-K filed November 14, 2002].

10.17	Office Lease dated May 3, 2005 by and between Crescent Real Estate Funding VIII, L.P. and GAINSCO, INC. [Exhibit 10.37, Form 8-K filed May 9, 2005]).

10.18	First Amendment to Office Lease dated July 13, 2005 by and between Crescent Real Estate Funding VIII, L.P. and GAINSCO, INC. [Exhibit 10.38, Form 8-K filed July 19, 2005].

10.19	Second Amendment to Office Lease dated September 23, 2005 by and between Crescent Real Estate Funding VIII, L.P. and GAINSCO, INC. [Exhibit 10.39, Form 8-K filed September 29, 2005].

10.20	Fifth Amendment to Office Lease dated February 7, 2007 by and between Crescent Real Estate Funding VIII, L.P. and GAINSCO, INC. [Exhibit 10.41, Form 8-K filed February 12, 2007].

10.21	Acquisition Agreement dated August 12, 2002 among GAINSCO, INC., GAINSCO Service Corp., GAINSCO County Mutual Insurance Company, Berkeley Management Corporation and Liberty Mutual Insurance Company [Exhibit 10.26, Form 10-Q filed August 14, 2002].

10.22	Acquisition Agreement dated August 12, 2002 among GAINSCO, INC., GAINSCO Service Corp., Berkeley Management Corporation, Liberty Mutual Insurance Company, and GAINSCO County Mutual Insurance Company and Amendment to Acquisition Agreement dated December 2, 2002 among GAINSCO, INC., GAINSCO Service Corp., Berkeley Management Corporation, Liberty Mutual Insurance Company, and GAINSCO County Mutual Insurance Company [Exhibit 10.26, Form 10-Q filed August 14, 2002 and Exhibit 10.32, Form 8-K filed December 5, 2002].

10.23*	Compensation of non-management directors beginning in 2005 was described in a Form 8-K filed on May 17, 2005, and such description is incorporated herein by reference.

10.24	Credit Agreement between GAINSCO, INC. and The Frost National Bank dated September 30, 2005 [Exhibit 10.40, Form 8-K filed October 6, 2005].

10.25	Sponsorship Agreement executed December 15, 2006, effective January 1, 2007, by and between Stallings Capital Group Consultants, Ltd. and GAINSCO, INC. [Exhibit 10.41, Form 8-K filed December 21, 2006].

10.26	Stipulation of Settlement dated as of October 31, 2006 by and among David Varney, as Lead Plaintiff, GAINSCO, INC., Glenn W. Anderson and Daniel J. Coots [Exhibit 10.26, Form 10-K filed April 2, 2007].

10.27	Software License Agreement dated May 3, 2007 by and between Guidewire Software, Inc. and MGA Insurance Company, Inc. [Exhibit 10.27, Form 10-Q filed August 14, 2007].

10.28	Consulting Services Agreement dated May 2, 2007 by and between Guidewire Software, Inc. and MGA Insurance Company, Inc. [Exhibit 10.28, Form 10-Q filed August 14, 2007].

10.29	Stock Purchase Agreement by and between GAINSCO, INC., MGA Insurance Company, Inc. and Montpelier Re U.S. Holdings Ltd. dated August 13, 2007 [Exhibit 10.29, Form 8-K filed August 17, 2007].

10.30	Second Amendment to Credit Agreement dated as of October 31, 2007, among the Company, National Specialty Lines, Inc., and The Frost National Bank. †

10.31	100% Quota Share Reinsurance Agreement dated October 31, 2007 between MGA Insurance Company, Inc. and General Agents Insurance Company of America, Inc. †

10.32	Reinsurance Trust Agreement dated October 31, 2007, by and among MGA Insurance Company, Inc., General Agents Insurance Company of America, Inc. and Bank of Oklahoma, N.A. as Trustee. †

10.33	Guaranty Agreement dated October 31, 2007 by GAINSCO, INC. for the benefit of General Agents Insurance Company of America, Inc. †

10.34	Sponsorship Agreement executed March 5, 2008, effective January 1, 2008, by and between Stallings Capital Group Consultants, Ltd. and GAINSCO, INC. [Exhibit 10.30, Form 8-K filed March 11, 2008].

11.1	Statement regarding Computation of Per Share Earnings (the required information is included in Note [1(m)] of Notes to Consolidated Financial Statements included in this Report and no separate statement is, or is required to be, filed as an exhibit).

14.1	Registrant’s Code of Ethics for Sarbanes-Oxley Section 406 Officers [Exhibit 14.1, Form 10-K filed March 30, 2004].

14.2	Registrant’s Code of Ethics for All Employees [Exhibit 14.2, Form 10-K filed March 30, 2004].

21.1	Subsidiaries of Registrant. †

23.1	Consent of KPMG LLP †

31.1	Section 302 Certification of Chief Executive Officer (certification required pursuant to Rule 13a-14(a) and 15d-14(a)). †

31.2	Section 302 Certification of Chief Financial Officer (certification required pursuant to Rule 13a-14(a) and 15d-14(a)). †

32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer. †

32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Chief Financial Officer. †

†	Filed herewith.

Exhibits which are not marked “†” in the foregoing table have been previously filed with the Commission as an exhibit to the filing shown following the description of the applicable exhibit.

*	Indicates a management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

GAINSCO, INC.:

We have audited the accompanying consolidated balance sheets of GAINSCO, INC. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive (loss) income, and cash flows for each of the years in the two-year period ended December 31, 2007. In connection with our audits, we also have audited the financial statement schedules II, III, IV and VI. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GAINSCO, INC. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statement taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
KPMG LLP

Dallas, Texas

March 28, 2008

GAINSCO, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2007 and 2006

(Amounts in thousands, except share data)

	2007	2006
Assets
Investments (notes 1 and 2):
Fixed maturities:
Bonds available for sale, at fair value (amortized cost: $128,448 – 2007, $109,307 – 2006)	$127,950	108,929
Preferred stock, at fair value (amortized cost: $475 – 2007, $0 – 2006)	367	—
Common stock, at fair value (amortized cost: $668 – 2007, $0 – 2006)	528	—
Certificates of deposit, at fair value (amortized cost: $1,970 – 2007, $2,157 – 2006)	1,974	2,154
Short-term investments, at fair value (amortized cost: $43,782 – 2007, $79,769 – 2006)	43,784	79,737

Total investments	174,603	190,820
Cash	1,722	3,571
Accrued investment income (note 1)	1,445	1,591
Premiums receivable (net of allowance for doubtful accounts: $569 – 2007 and $880 – 2006) (note 1)	39,099	48,232
Reinsurance balances receivable (net of allowance for doubtful accounts: $132 – 2007, $146 – 2006) (notes 1 and 6)	941	1,207
Ceded unpaid claims and claim adjustment expenses (notes 6 and 8)	8,694	14,361
Deferred policy acquisition costs (note 1)	7,176	9,631
Property and equipment (net of accumulated depreciation and amortization: $5,557 – 2007, $4,321 – 2006) (notes 1 and 7)	3,539	2,379
Current federal income taxes (notes 1 and 9)	72	—
Deferred Federal income taxes (net of valuation allowance: $28,699 – 2007, $15,516 – 2006) (notes 1 and 9)	252	10,346
Funds held by reinsured company	3,003	20
Other assets	4,164	6,565
Goodwill (note 1)	609	609

Total assets	$245,319	289,332

(continued)

GAINSCO, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2007 and 2006

(Amounts in thousands, except share data)

	2007	2006
Liabilities and Shareholders’ Equity
Liabilities:
Unpaid claims and claim adjustment expenses (notes 1 and 8)	$74,694	77,898
Unearned premiums (note 1)	44,542	53,878
Premiums payable	2,634	6,928
Commissions payable	2,480	4,820
Accounts payable	3,213	4,858
Reinsurance balances payable (note 6)	1,462	3,692
Note payable (note 4)	1,900	2,000
Subordinated debentures (note 5)	43,000	43,000
Current Federal income taxes (note 1)	—	1
Other liabilities	1,330	1,761
Cash overdraft	4,027	5,760

Total liabilities	179,282	204,596

Shareholders’ Equity (notes 10 and 12):
Common stock ($.10 par value, 62,500,000 shares authorized, 25,121,081 shares issued and 25,009,350 shares outstanding at December 31, 2007, 24,993,013 shares issued and 24,924,825 shares outstanding at December 31, 2006)	2,512	2,499
Additional paid-in capital	151,451	151,093
Retained deficit	(86,490)	(67,937)
Accumulated other comprehensive loss (notes 2 and 3)	(489)	(273)
Treasury stock, at cost (111,731 shares at December 31, 2007, and 68,188 shares at December 31, 2006) (notes 1 and 10)	(947)	(646)

Total shareholders’ equity	66,037	84,736

Commitments and contingencies (notes 4, 5, 6, 12, 14, 15 and 16)
Total liabilities and shareholders’ equity	$245,319	289,332

See accompanying notes to consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2007 and 2006

(Amounts in thousands, except per share data)

	2007	2006
Revenues:
Net premiums earned (notes 1 and 6)	$192,767	186,759
Net investment income (note 2)	9,201	6,984
Net realized gains (note 2)	69	137
Net realized gain on sale of subsidiary (note 2)	4,560	—
Agency revenues (note 1)	12,795	12,363
Other income, net	7	234

Total revenues	219,399	206,477

Expenses:
Claims and claim adjustment expenses (notes 1, 6 and 8)	157,524	132,947
Policy acquisition costs (note 1)	35,652	40,150
Underwriting and operating expenses	30,474	25,931
Interest expense, net (notes 4 and 5)	4,110	2,274

Total expenses	227,760	201,302

(Loss) income before Federal income taxes	(8,361)	5,175
Federal income taxes (notes 1 and 9):
Current (benefit) expense	(14)	377
Deferred expense (benefit)	10,206	(6,590)

Total taxes	10,192	(6,213)

Net (loss) income	$(18,553)	11,388

Net (loss) income available to common shareholders	$(18,553)	9,550

(Loss) income per common share (notes 1, 10 and 11):
Basic	$(.74)	.43

Diluted	$(.74)	.43

See accompanying notes to consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive (Loss) Income

Years ended December 31, 2007 and 2006

(Amounts in thousands)

	2007		2006
Common stock:
Balance at beginning of year	$2,499		2,022
Stock issued	13		477

Balance at end of year	$2,512		2,499

Additional paid-in capital:
Balance at beginning of year	$151,093		132,309
Common stock issued	(1)		17,675
Issuance of restricted common stock	(12)		(34)
Amortization of unearned compensation	141		132
Restricted common stock units	233		1,210
Costs associated with common stock issuance	(3)		(199)

Balance at end of year	$151,451		151,093

Retained deficit:
Balance at beginning of year	$(67,937)		(77,487)
Net (loss) income	(18,553)	(18,553)	11,388	11,388
Redemption of series A preferred stock	—		(1,440)
Accrued dividends – redeemable preferred shares	—		(362)
Accretion of discount on redeemable preferred shares	—		(36)

Balance at end of year	$(86,490)		(67,937)

Accumulated other comprehensive loss
Balance at beginning of year	$(273)		(208)
Unrealized losses on securities, net of reclassification adjustment, net of tax (note 3)	(216)	(216)	(65)	(65)

Comprehensive (loss) income		(18,769)		11,323

Balance at end of year	$(489)		(273)

Treasury stock:
Balance at beginning of year	$(646)		—
Purchase of treasury stock	(301)		(646)

Balance at end of year	$(947)		(646)

Total shareholders’ equity end of year	$66,037		84,736

See accompanying notes to consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2007 and 2006

(Amounts in thousands)

	2007	2006
Cash flows from operating activities:
Net (loss) income	$(18,553)	11,388
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Depreciation and amortization	889	656
Non-cash compensation expense	373	1,105
Realized gains on investments	(47)	(137)
Realized gain on sale of subsidiary	(4,560)	—
Realized gain on sale of land	(22)
Deferred Federal income tax benefit	10,206	(6,590)
Change in accrued investment income	122	(380)
Change in premiums receivable	9,133	(12,124)
Change in reinsurance balances receivable	266	3,765
Change in ceded unpaid claims and claim adjustment expenses	5,667	8,311
Change in deferred policy acquisition costs	2,455	(2,313)
Change funds held by reinsured company	(2,983)	—
Change in other assets	2,330	(1,072)
Change in unpaid claims and claim adjustment expenses	(3,204)	(605)
Change in unearned premiums	(9,336)	14,402
Change in premiums payable	(4,294)	1,794
Change in commissions payable	(2,340)	(5)
Change in accounts payable	(1,645)	228
Change in reinsurance balances payable	(2,230)	2,201
Change in other liabilities	(431)	(1)
Excess tax benefits from share-based payment arrangements	(1)	(237)
Change in current Federal income taxes	(72)	229

Net cash (used for) provided by operating activities	$(18,277)	20,615

(continued)

GAINSCO, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2007 and 2006

(Amounts in thousands)

	2007	2006
Cash flows from investing activities:
Bonds available for sale:
Sold	$18,283	10,387
Matured	17,750	6,300
Purchased	(56,525)	(69,015)
Certificates of deposit:
Sold	200	—
Matured	455	555
Purchased	(455)	(2,156)
Preferred stock purchased	(475)	—
Common stock sold	16	—
Common stock purchased	(668)	—
Net change in short-term investments	32,796	(14,620)
Proceeds from sale of subsidiary	9,560	—
Proceeds from sale of land	36	—
Property and equipment purchased	(2,409)	(1,390)

Net cash provided by (used for) investing activities	18,564	(69,939)

Cash flows from financing activities:
Principal payment	(100)	—
Draw on note payable	—	1,500
Issuance of subordinated debentures, net	—	41,100
Costs associated with issuance of restricted common stock	—	(199)
Excess tax benefits from share-based payment arrangements	1	237
Purchase of treasury stock	(301)	(646)
Dividend payment on redeemable preferred stock	—	(362)
Redemption of preferred stock	—	(18,120)
Issuance of common stock	—	18,128
Costs associated with common stock issuance	(3)	(10)
Net change in cash overdraft	(1,733)	2,984

Net (used for) cash provided by financing activities	(2,136)	44,612

Net (decrease) increase in cash	(1,849)	(4,712)
Cash at beginning of year	3,571	8,283

Cash at end of year	$1,722	3,571

Supplemental disclosures of non-cash financing activities:

128,068 and 235,394 shares of common stock were issued during 2007 and 2006, respectively, relating to restricted stock unit agreements (note 12)

$4,202,000 and $2,272,000 in interest was paid during 2007 and 2006, respectively (notes 4 and 5).

$58,000 and $149,000 in tax payments were made during 2007 and 2006, respectively (note 9).

See accompanying notes to consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

(1)	Background and Summary of Accounting Policies

(a)	Basis of Consolidation

The accompanying consolidated financial statements include the accounts of GAINSCO, INC. (“GAN”) and its wholly-owned subsidiaries (collectively, the “Company” or “we”), MGA Insurance Company, Inc. (“MGA”), GAINSCO Service Corp. (“GSC”), Lalande Financial Group, Inc. (“Lalande”), National Specialty Lines, Inc. (“NSL”) and DLT Insurance Adjusters, Inc. (“DLT”) (Lalande, NSL and DLT collectively, the “Lalande Group”). MGA has one wholly owned subsidiary, MGA Agency, Inc. Another insurance company previously owned by the Company, General Agents Insurance Company of America. Inc. (“General Agents”) was sold in 2007. All significant intercompany accounts and transactions have been eliminated in consolidation.

On November 1, 2007, the Company and MGA Insurance Company completed the sale of General Agents to Montpelier Re U.S. Holdings, Ltd., a subsidiary of Montpelier Re Holdings, Ltd. The Company received $4.75 million, plus $5.0 million of policyholders’ surplus that remained in General Agents at closing. The Company recorded a net gain on sale from this transaction during the fourth quarter of 2007 of approximately $4.6 million, with the net proceeds contributed to policyholders’ statutory surplus of MGA. As part of the closing transaction, all direct obligations of General Agents were assumed 100% through reinsurance by MGA and MGA also indemnified General Agents against all other liabilities existing prior to closing. Additionally, the Company guaranteed the obligations of MGA to General Agents—see Note 17.

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

The Company’s nonstandard personal auto products are primarily purchased by customers seeking basic coverage and limits of liability required by statutory requirements, or slightly higher. Our products include coverage for third party liability, for bodily injury and physical damage, as well as collision and comprehensive coverage for theft, physical damage and other perils for an insured’s vehicle. Within this context, we offer our product to a wide range of customers who present varying degrees of potential risk to the Company, and we strive to price our product to reflect this range of risk accordingly, in order to earn an underwriting profit. Simultaneously, we selectively attempt to position our product price to be competitive with other companies offering similar products to optimize our likelihood of securing our targeted customers. We offer flexible premium down payment, installment payment, late payment, and policy reinstatement plans that we believe help us secure new customers and retain exiting customers, while generating an additional source of income from fees that we charge for those services. We primarily write six-month policies in Florida, Arizona, Nevada, and New Mexico with one-year policies in California, both one month and six month policies in Texas (“South Central”) and both six-month and one-year policies in South Carolina.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

GAN expects to use cash during the next twelve months primarily for: (1) interest on the Note payable and the Subordinated debentures, (2) administrative expenses, and (3) investments. The primary sources of cash to meet these obligations are assets held by GAN and statutorily permitted dividends from its insurance subsidiary.

(c)	Investments

Bonds available for sale, preferred stock, common stock, certificates of deposit and short-term investments are stated at fair value. Fair values of investments, disclosed in Note 2, are based on prices quoted in the most active market for each security. If quoted prices are not available, fair value is estimated based on the fair value of comparable securities, discounted cash flow models or similar methods, of which $150,124,000 was determined by quoted prices and $24,479,000 was determined based on the fair value of comparable securities and the use of discounted cash flow models at December 31, 2007. Premiums and discounts on mortgage-backed and asset-backed securities are amortized over a period based on estimated future principal payments, including prepayments. Prepayment assumptions are reviewed periodically and adjusted to reflect actual prepayments and changes in expectations. The most significant determinants of prepayments are the difference between interest rates on the underlying mortgages, or underlying securities, and the current mortgage loan rates and the structure of the security. Other factors affecting prepayments include the size, type and age of underlying mortgages, the geographic location of the mortgaged properties and the credit worthiness of the borrowers. Variations from anticipated prepayments will affect the life and yield of these securities. Our practice for acquiring and monitoring subprime mortgage-backed securities takes into consideration the quality of the originator, quality of the servicer, security credit rating, underlying characteristics of the mortgages, borrower characteristics, level or credit enhancement in the transaction, and bond insurer strength, where applicable.

Investment securities are exposed to a number of factors, including general economic and business environment, changes in the credit quality of the issuer of the fixed-income securities, changes in market conditions or disruptions in particular markets, changes in interest rates, or regulatory changes. Fair values of securities fluctuate based on the magnitude of changing market conditions. Our securities are issued by domestic entities and are backed either by collateral or the credit of the underlying issuer. Factors such as an economic downturn, disruptions in the credit markets, a regulatory change pertaining to the issuer’s industry, deterioration in the cash flows or the quality of assets of the issuer, or a change in the issuer’s marketplace may adversely affect our ability to collect principal and interest from the issuer. Both equity and fixed income securities have been affected over the past several years, and may be affected in the future, by significant external events. Credit rating downgrades, defaults, and impairments may result in write-downs in the value of the fixed income securities held by the Company. The Company regularly monitors its portfolio for pricing changes, which might indicate potential impairments, and performs reviews of securities with unrealized losses. In such cases, changes in fair value are evaluated to determine the extent to which such changes are attributable to (i) fundamental factors specific to the issuer, such as financial conditions, business prospects or other factors, or (ii) market-related factors, such as interest rates. When a security in the Company’s investment portfolio has an unrealized loss in fair value that is deemed to be other than temporary, the Company reduces the book value of such security to its current fair value, recognizing the decline as a realized loss in the Consolidated Statement of Operations. There were no other than temporary declines in fair value during 2007 and 2006.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

Accrued investment income is the interest earned on securities which has been recognized in the results of operations, but the cash has not been received from the various security issuers. This accrual is based on the terms of each of the various securities and uses the ‘scientific method’ for amortizing the premium and accruing the discount. Realized gains (losses) on securities are computed based upon the “specific identification” method on trade date and include write downs on securities considered to have other than temporary declines in fair value. Dividends on preferred stock are recorded as investment income on the ex-dividend date with a corresponding receivable to be extinguished upon receipt of cash.

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

(e)	Deferred Policy Acquisition Costs and Policy Acquisition Costs

Deferred policy acquisition costs (“DAC”) are principally costs that vary with and are directly related to the production of business such as commissions, premium taxes, marketing expenses and some underwriting expenses which are deferred. Policy acquisition costs are comprised principally of commissions, premium taxes, marketing expenses, some underwriting expenses and the change in deferred policy acquisition costs that are charged to operations over the period in which the related premiums are earned. The Company utilizes investment income when assessing recoverability of deferred policy acquisition costs. A premium deficiency and a corresponding charge to income is recognized if the sum of the expected claims and claim adjustment expenses, unamortized acquisition costs and maintenance costs exceeds related unearned premiums and anticipated investment income. At December 31, 2007, a premium deficiency, net of anticipated investment income, was recognized of approximately $623,000 against deferred policy acquisition costs for expected underwriting losses on the South Central business. At December 31, 2006, there was no premium deficiency required.

Information relating to these net deferred amounts, as of and for the years ended December 31, 2007 and 2006 is summarized as follows:

	2007	2006
	(Amounts in thousands)
Asset balance, beginning of period	$9,631	7,318

Deferred commissions	23,251	28,101
Deferred premium taxes, marketing and underwriting expenses	9,844	11,964
Premium deficiency	(623)	—
Amortization	(34,927)	(37,752)

Net change	(2,455)	2,313

Asset balance, end of period	$7,176	9,631

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

(f)	Property and Equipment

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

Goodwill carried on GAN’s balance sheet represents the excess of purchase price over fair value of net assets acquired. The goodwill recorded is related to the 1998 acquisition of the Lalande Group. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized but rather is subject to an annual impairment test, or earlier if certain factors are present, based on its estimated fair value. Therefore, impairment losses could be recorded in future periods. These procedures require GAN to estimate the fair value of the reporting unit, compare the result to its carrying value and record the amount of any shortfall as an impairment charge. GAN performed this test as of December 31, 2007 and 2006, using a variety of methods, including estimates of future discounted cash flows. The test results indicated that there was no impairment loss at December 31, 2007 or 2006.

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

We maintain reserves for the payment of claims and claim adjustment expenses for both case and IBNR under policies written by the insurance company subsidiary. These claims reserves are estimates, at a given point in time, of amounts that we expect to pay on incurred claims based on facts and circumstances then known. The amount of case claims reserves is primarily based upon a case-by-case evaluation of the type of claim involved, the circumstances surrounding the claim, and the policy provisions relating to the type of claim. The amount of IBNR claims reserves is estimated on the basis of historical information and anticipated future conditions by lines of insurance and actuarial review. Reserves for claim adjustment expenses are intended to cover the ultimate costs of settling claims, including investigation and defense of lawsuits resulting from such claims. Inflation is implicitly reflected in the reserving process through analysis of cost trends and review of historical reserve results.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

The process of establishing claims reserves is imprecise and reflects significant judgmental factors. In many liability cases, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured claim and the settlement of the claim. The actual emergence of claims and claim adjustment expenses may vary, perhaps materially, from the Company’s estimates thereof, because (a) estimates of liabilities are subject to large potential revisions, as the ultimate disposition of claims incurred prior to the financial statement date, whether reported or not, is subject to the outcome of events that have not yet occurred (e.g., jury decisions, court interpretations, legislative changes (even after coverage is written and reserves are initially set) that broaden liability and policy definitions and increase the severity of claims obligations, changes in the medical condition of claimants, public attitudes and social/economic conditions such as inflation), (b) estimates of claims do not make provision for extraordinary future emergence of new classes of claims or types of claims not sufficiently represented in the Company’s historical database or which are not yet quantifiable, and (c) estimates of future costs are subject to the inherent limitation on the ability to predict the aggregate course of future events.

In determining our reserve estimates for nonstandard personal automobile insurance, for each financial reporting date we record our best estimate, which is a point estimate, of our overall unpaid claims and CAE for both current and prior accident years. Because the underlying processes require the use of estimates and professional actuarial judgment, establishing claims reserves is an inherently uncertain process. As our experience develops and we learn new information, our quarterly reserving process may produce revisions to our previously reported claims reserves, which we refer to as “development,” and such changes may be material. We recognize favorable development when we decrease our previous estimate of ultimate losses, which results in an increase in net income in the period recognized. We recognize unfavorable development when we increase our previous estimate of ultimate losses, which results in a decrease in net income in the period recognized. Accordingly, while we record our best estimate, our claims reserves are subject to potential variability.

(i)	Treasury Stock

The Company records treasury stock in accordance with the “cost method” described in Accounting Principles Board Opinion (“APB”) 6. The Company held 111,731 and 68,188 shares of Common Stock as treasury stock at December 31, 2007 and 2006, respectively.

(j)	Revenue Recognition and Premiums Receivable

Premiums and policy fees are recognized as earned on a pro rata basis over the period the Company is at risk under the related policy. Agency revenues are primarily fees charged on insureds’ premiums due. These fees are earned over the terms of the underlying policies. Unearned premiums represent the portion of premiums written and policy fees which are applicable to the unexpired terms of policies in force. Premiums receivable consist of balances owed for coverages written with the Company. The Company ages the premiums receivable balance to establish an allowance for doubtful accounts based on prior experience. The Company’s allowance for doubtful accounts consists of premiums receivables over thirty days past due.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

(k)	Federal Income Taxes

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

The Company currently has a full valuation allowance for the tax benefit from its net operating loss carryforwards. FASB Statement No. 109, “Accounting for Income Taxes,” requires positive evidence, such as taxable income over the most recent three-year period and other available objective and subjective evidence, for management to conclude that it is “more likely than not” that a portion or all of the deferred tax assets will be realized. While both objective and subjective evidence are considered, it is the Company’s understanding that objective evidence should generally be given more weight in the analysis under Statement No. 109. In making the determination, the Company considered all available evidence, including the fact that the Company incurred a taxable loss in 2007 and realized a cumulative loss for the three years then ended – see Note 9.

The Company adopted the provisions of FASB Interpretation (“FIN”) No. 48 on January 1, 2007. As a result, the Company recognized no additional liability or reduction in deferred tax asset for uncertain tax benefits. The Company has evaluated the tax contingencies in accordance with FIN No. 48. At December 31, 2007, the Company does not have any uncertain tax positions. The Company is subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for 2004 and future years.

(l)	Earnings Per Share

Earnings per share (“EPS”) for the years ended December 31, 2007 and 2006 is based on a weighted average of the number of common shares outstanding during each year. Basic and diluted EPS is computed by dividing income available to common shareholders by the weighted average of number of common shares outstanding for the period. For the period ended December 31, 2007 and 2006, the weighted average shares outstanding, which were utilized in the calculation of basic earnings per share, differ from the weighted average shares outstanding utilized in the calculation of diluted earnings per share due to the effect of dilutive restricted stock units under the Company’s Long-Term Incentive Compensation Plan – see Note 11.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

(m)	Leases

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

Until the sale of the building on July 31, 2007 to Equastone, a nonaffiliated third party, the building was owned by Crescent Real Estate Equities, Ltd. a Delaware corporation (“Crescent”). The general partner of Crescent Funding was CRE Management VIII, L.P., a Delaware limited liability company, of which Crescent was the Manager. Two of the directors of the Company, Robert W. Stallings (the executive Chairman of the Board of Directors) and John C. Goff, were members of the Board of Managers of Crescent. Mr. Goff was also the Chief Executive Officer and Vice Chairman of the Board of Managers of Crescent. The Lease was unanimously approved by the members of the Company’s Board of Directors other than Messrs. Stallings and Goff, who did not vote on the Lease, and the amendments were each approved by the Corporate Governance Committee.

(n)	Recently Issued Accounting Standards

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS 141(R) changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, disallowing the capitalization of transaction costs and changes when restructurings related to acquisitions can be recognized. The standard is effective for fiscal years beginning on or after December 15, 2008 and will only impact the accounting for acquisitions that are made after adoption.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of Statement No. 115”. Statement No. 159 permits a company to choose, at specified election dates, to measure at fair value certain eligible financial assets and liabilities that are not currently required to be measured at fair value. The specified election dates include, but are not limited to, the date when an entity first recognizes the item, when an entity enters into a firm commitment or when changes in the financial instrument causes it to no longer qualify for fair value accounting under a different accounting standard. An entity may elect the fair value option for eligible items that exist at the effective date. At that date, the difference between the carrying amounts and the fair values of eligible items for which the fair value option is elected should be recognized as a cumulative effect adjustment to the opening balance of retained earnings. The fair value option may be elected for each entire financial instrument, but need not be applied to all similar instruments. Once the fair value option has been elected, it is irrevocable. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. Statement No. 159 is effective as of the beginning of fiscal years that begin after November 15, 2007. In February 2008, the FASB issued Staff Position 157-b, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities until January 1, 2009. We are currently determining the impact whether fair value accounting is appropriate for any of our eligible items, if any, which SFAS No. 159 may have on our consolidated financial position or results of operations and financial condition.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” Statement No. 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value investments. Statement No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, Statement No. 157 does not require any new fair value measurements. Statement No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods of those fiscal years and is required to be adopted by the Company in the first quarter of 2008. We do not anticipate that SFAS No. 157 will have a material effect on our consolidated financial position or results of operations and financial condition, although we are continuing to evaluate the full impact of the adoption of SFAS No. 157.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” FIN 48 prescribes a comprehensive financial statement model of how a company should recognize, measure, present, and disclose uncertain tax positions that the Company has taken or expects to take in its income tax returns. Guidance is also provided on derecognition, classification, interest and penalties, interim accounting, and disclosure. FIN 48 requires that only income tax benefits that meet the “more likely than not” recognition threshold be recognized or continue to be recognized on the effective date. Initial derecognition amounts would be reported as a cumulative effect of a change in accounting principle, as an adjustment to the opening balance of retained earnings for the 2007 fiscal year. FIN 48 applies to all tax positions and is effective for the Company beginning in fiscal year 2007. The adoption of FIN 48 did not affect the Company’s consolidated financial position or results of operations and financial condition and no cumulative effect adjustment was required to the January 1, 2007 balance of retained deficit.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of Statements No. 133 and 140.” Statement No. 155 (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (v) amends Statement No. 140 to eliminate the exemption from applying the requirements of Statement No. 133 on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. Statement No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006 (the fiscal year beginning January 1, 2007 for the Company). The Company adopted SFAS No. 155 as of January 1, 2007 and has determined there has been no impact on our consolidated financial position or results of operations and financial condition.

In October 2005, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts.” SOP 05-1 provides accounting guidance for DAC associated with internal replacements of insurance and investment contracts other than those set forth in SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments.” SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs through the exchange of an existing contract for a new contract, or by amendment, endorsement or rider to an existing contract, or by the election of a feature or coverage within an existing contract. The Company adopted SOP -5-1 as of January 1, 2007 and has determined there has been no impact on our consolidated financial position or results of operations and financial condition.

(o)	Reclassifications

Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current period presentation. $880,000 previously presented as drafts payable have been reclassed to Other liabilities. $8,795,000 of deferrable marketing and other underwriting expenses previously presented in Underwriting and operating expenses have been reclassified to Policy acquisition costs. These reclassifications had no effect on total assets, total liabilities, total shareholders’ equity or net (loss) income as previously reported.

(2)	Investments

The following schedule summarizes the components of net investment income:

	Years ended December 31,
	2007	2006
	(Amounts in thousands)
Fixed maturities	$6,303	3,703
Preferred stock	32	—
Common stock	23	—
Short-term investments	3,059	3,493

	9,417	7,196
Investment expenses	(216)	(212)

Net investment income	$9,201	6,984

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

The following schedules summarize the amortized cost and estimated fair values of investments in debt securities:

	For the year ended December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Amounts in thousands)
Fixed maturities:
Bonds available for sale:
U.S. Treasury	$5,647	21	—	5,668
U.S. government agencies (1)	3,980	1	(1)	3,980
Corporate bonds	64,808	355	(705)	64,458
Asset backed	15,683	67	(21)	15,729
Mortgage backed	38,330	252	(467)	38,115
Preferred stocks	475	—	(108)	367
Common stocks	668	—	(140)	528
Certificates of deposit	1,970	4	—	1,974
Short-term investments	43,782	4	(2)	43,784

Total investments	$175,343	704	(1,444)	174,603

(1)	Securities not backed by full faith and credit of U.S. government.

	For the year ended December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Amounts in thousands)
Fixed maturities:
Bonds available for sale:
U.S. Treasury	$10,181	—	(90)	10,091
U.S. government agencies (1)	3,750	—	(30)	3,720
Corporate bonds	53,242	101	(274)	53,069
Asset backed	12,444	2	(68)	12,378
Mortgage backed	29,690	70	(89)	29,671
Certificates of deposit	2,157	—	(3)	2,154
Short-term investments	79,769	7	(39)	79,737

Total investments	$191,233	180	(593)	190,820

(1)	Securities not backed by full faith and credit of U.S. government.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

The following schedules summarize the gross unrealized losses showing the length of time that investments have been continuously in an unrealized loss position as of December 31, 2007 and 2006:

	For the year ended December 31, 2007
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts in thousands)
U.S. Treasury	$—	—	100	—	100	—
U.S. government agencies (1)	—	—	1,999	1	1,999	1
Corporate bonds	14,150	539	22,680	166	36,830	705
Asset backed	940	1	4,573	20	5,513	21
Mortgaged backed	13,460	349	7,552	118	21,012	467
Preferred stock	367	108	—	—	367	108
Common stock	528	140	—	—	528	140
Short-term investments	4,755	2	—	—	4,755	2

Total temporarily impaired securities	$34,200	1,139	36,904	305	71,104	1,444

(1)	Securities not backed by full faith and credit of U.S. government.

	For the year ended December 31, 2006
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts in thousands)
U.S. Treasury	$899	1	9,192	89	10,091	90
U.S. government agencies (1)	750	1	2,970	29	3,720	30
Corporate bonds	20,987	38	20,603	236	41,590	274
Asset backed	7,664	16	2,421	52	10,085	68
Mortgaged backed	10,747	53	2,374	36	13,121	89
Certificates of deposit	1,700	3	—	—	1,700	3
Short-term investments	18,615	39	—	—	18,615	39

Total temporarily impaired securities	$61,362	151	37,560	442	98,922	593

(1)	Securities not backed by full faith and credit of U.S. government.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

We completed a thorough review of the securities presented in the table above and determined that none of the securities appeared to have any fundamental issues which would lead us to believe that any were other-than-temporarily impaired. Fair value of investment securities changes in the excess of 12 months category are primarily the result of interest rate fluctuations and such changes comprised less than 1% of Total shareholders’ equity. The Company expects to receive all interest and principal payments on these investments according to their contractual terms. As such, the unrealized losses shown in the table above are considered temporary. The unrealized losses on the above mortgage-backed and asset-backed securities are primarily due to increases in market interest rates subsequent to their purchase by the Company. See Note 1(c) for discussion of sub prime securities. The Company expects the fair value of these securities to recover as the securities approach their maturity dates, with maturity dates from 2008 to 2036, or sooner if market yields for such securities decline. At this time, the Company has the ability and it is the Company’s intent is to fully recover the principal, which could require the Company to hold these securities until their maturity. At December 31, 2007, the Company’s fixed maturity portfolio had twenty-two (22) securities with gross unrealized losses totaling $305,000 that were in the excess of 12 months category. One single issuer had a gross unrealized loss position greater than $275,000 or 55.0% of its original cost that was in the less than 12 months category. This single issuer remains rated as investment grade by Moody’s and the specific security has a rate that floats with the 3-month LIBOR. The decline in the market value is primarily related to the decrease in the 3-month LIBOR, since the purchase of this security in 2007, and the disruptions in the relatively illiquid market in which this security trades. At December 31, 2007, the Company expects to collect all amounts due according to the contractual terms of this security and has no plans to sell this security; therefore, the Company considers the impairment to be temporary. No other single issuer had a gross unrealized loss position greater than $51,000 or 3.4% of its original cost that were in excess of 12 months. At December 31, 2006, the Company’s fixed maturity portfolio had fifty-one (51) securities with gross unrealized losses totaling $442,000 that were in excess of 12 months. At that date, no single issuer had a gross unrealized loss position greater than $34,000 or 6.3% of its original cost.

Realized gains and losses on investments for the years ended December 31, 2007 and 2006 are presented in the following table:

	Years ended December 31,
	2007	2006
	(Amounts in thousands)
Realized gains:
Bonds	$31	141
Sale of subsidiary	4,560	—
Sale of land	22	—
Other	16	—

Total realized gains	4,629	141

Realized losses:
Bonds	—	2
Other	—	2

Total realized losses	—	4

Net realized gains	$4,629	137

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

Proceeds from the sale of bond securities totaled $18,283,000 and $10,387,000 in 2007 and 2006, respectively. Gross gains of $31,000 and $141,000 were realized on bond sales during 2007 and 2006, respectively. Gross losses of $2,000 were realized on bond sales during 2006. There were no realized losses on bond sales during 2007. Proceeds from the sale of certificate of deposits totaled $200,000 in 2007. Proceeds from the sale of common stock totaled $16,000 in 2007 were related to capital gain distributions from the issuers. There were no gross losses on certificate of deposit sales or common stock during 2006. Gross losses of $2,000 were realized on short-term investments during 2006. There were no realized gains or losses on short-term investments during 2007. Proceeds from the sale of subsidiary totaled $9,560,000 in 2007. Gross gains of $4,560,000 were realized on the sale of subsidiary during 2007.

As of December 31, 2007 the Standard and Poor’s ratings on the Company’s bonds available for sale were in the following categories: 42% AAA, 1% AA+, 2% AA, 6% AA-, 9% A+, 12% A, 5% A-, 1% BBB+, 5% BBB, 1% BB, 1% other and 15% unrated. In light of the market conditions, during 2007, we performed a detailed review of our asset-backed securities to identify the extent to which our asset values may have been impacted by direct exposure to the subprime mortgage loan disruption, as well as broader credit market events. Certain of our mortgage-backed securities are collateralized by residential mortgage loans that are considered subprime. The cost and fair value of these securities totaled $1,639,000 and $1,553,000 at December 31, 2007, respectively. All of our subprime securities are rated investment grade. Of this amount, 0.5% has a based Standard and Poor’s rating of “AAA,” and the remaining 99.5% an “A” rating. We have $8,427,000 of our securities in Alt-A securities, which are nonprime collateralized mortgage obligations. The cost and fair value of these investments were $8,382,000 and $8,331,000, respectively, at December 31, 2007. See Note 18 for discussion of credit markets.

The amortized cost and estimated fair value of debt securities (including bonds available for sale, preferred stock, common stock and certificates of deposit) at December 31, 2007 and 2006, by maturity, are shown below.

	2007		2006
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Amounts in thousands)
Due in one year or less	$44,454	44,515	22,403	22,414
Due after one year but within five years	29,293	28,848	46,927	46,620
Due five years but within ten years	3,083	3,069	—	—
Due beyond 20 years	718	543	—	—
Asset-backed securities	15,683	15,729	12,444	12,378
Mortgage-backed securities	38,330	38,115	29,690	29,671

	$131,561	130,819	111,464	111,083

Estimated fair value of investments on deposit with various regulatory bodies, as required by law, were approximately $5,218,000 and $10,401,000, at December 31, 2007 and 2006, respectively.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

(3)	Accumulated Other Comprehensive Loss

The following schedule presents the components of the change in accumulated other comprehensive loss:

	Years ended December 31,
	2007	2006
	(Amounts in thousands)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) during period	$(281)	39
Less: Reclassification adjustment for amounts included in net income for net realized gains	47	137

Other comprehensive loss before Federal income taxes	(328)	(98)
Federal income tax benefit	(112)	(33)

Other comprehensive loss	$(216)	(65)

(4)	Note Payable

In September 2005, the Company entered into a credit agreement with a commercial bank. Proceeds from the term loan advances may be used for working capital. The Company received an advance of $1,500,000 in 2006. No advances were taken in 2007. Interest, payable monthly, will accrue on any outstanding principal balance at a floating rate equal to the 3-month London Interbank Offered Rate (“LIBOR”) plus a margin (currently 2.00%) to be determined based on the consolidated net worth of the Company and earnings before interest, taxes, depreciation and amortization for the preceding four calendar quarters.

The outstanding principal balance is payable in equal quarterly installments which commenced on October 1, 2007 based on a 60-month amortization schedule, with the balance of the loan payable in full on or before September 30, 2010. The carrying value on the Note payable was $1,900,000 and $2,000,000 at December 31, 2007 and 2006, respectively. The estimated fair value approximated the carrying value of $1,900,000 and $2,000,000 at December 31, 2007 and 2006, respectively. The fair value was derived from publicly quoted sources in considering floating rate interest bearing notes. A covenant in the credit agreement requiring the Company to maintain a specified ratio of earnings before interest, taxes, depreciation and amortization to fixed charges was modified for the third quarter of 2007 to exclude from the calculation of earnings the amount of unfavorable development in claims and claim adjustment expenses in the nonstandard personal auto lines that occurred in the first and third quarter of 2007. In the fourth quarter of 2007, this covenant was waived by the bank. The Company is also required to maintain at least $2,000,000 in cash and/or marketable securities at the holding company level, approximately $3,800,000 is in short-term investments and marketable securities at December 31, 2007. Interest expense of $147,000 and $57,000 was recorded and interest payments of $150,000 and $42,000 were paid in 2007 and 2006, respectively.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

(5)	Subordinated Debentures

In January 2006, GAN issued $25,000,000 of 30-year subordinated debentures. They require quarterly interest payments at a floating interest rate equal to the 3-month LIBOR (London Interbank offered rate for U.S. dollar deposits) plus a margin of 3.85%. They will mature on March 31, 2036 and are redeemable at GAN’s option beginning after March 31, 2011, in whole or in part, at the liquidation amount of $1,000 per debenture. The net proceeds of the offering were used to redeem the outstanding Series A Preferred Stock, to provide $5,000,000 of capital to the insurance companies and the balance for general corporate purposes. The Company recorded net interest expense of $2,298,000 and $2,167,000 and interest payments of $2,365,000 and $2,230,000 were paid in 2007 and 2006, respectively.

In December 2006, GAN issued $18,000,000 of 30-year subordinated debentures. They require quarterly interest payments at a floating interest rate equal to the 3-month LIBOR (London Interbank offered rate for U.S. dollar deposits) plus a margin of 3.75%. They will mature on March 15, 2037 and are redeemable at GAN’s option beginning after March 15, 2012, in whole or in part, at the liquidation amount of $1,000 per debenture. The net proceeds of the offering were used for general corporate purposes. In 2007 and 2006, the Company recorded net interest expense of $1,665,000 and $50,000, respectively. In 2007, the Company paid interest on the Subordinated debenture of $1,687,000. No interest was paid in 2006.

The carrying value of the Company’s Subordinated debentures was $43,000,000 at December 31, 2007 and 2006. The Company’s Subordinated debentures, which are collateralized by trust preferred securities, were private placements and do not trade. With recent credit market conditions, no new similar securities have been issued to provide a benchmark. Therefore, the estimated of fair value is based upon information obtained for publicly traded issues and adjustments made for liquidity and credit quality differences. On that basis, it is estimated that the fair value of both Subordinated debentures outstanding, which are close in maturity and rate, is a price between 45-55, or a combined estimated fair value of between $19,350,000 and $23,650,000 at December 31, 2007. At December 31, 2006, the estimated fair value approximated the carrying value.

(6)	Reinsurance

On February 7, 2002, the Company announced its decision to cease writing commercial lines insurance due to continued adverse claims development and unprofitable underwriting results. Commercial lines insurance also includes specialty lines.

Assumed

The Company has, in the past, utilized reinsurance arrangements with various non-affiliated admitted insurance companies, whereby the Company underwrote the coverage and assumed the policies 100% from the companies. These arrangements required that the Company maintain escrow accounts to assure payment of the unearned premiums and unpaid claims and claim adjustment expenses relating to risks insured through such arrangements and assumed by the Company. As of December 31, 2007 and 2006, the balance in such escrow accounts totaled $21,851,000 and $12,727,000, respectively. For 2007 and 2006 the premiums earned by assumption were $34,260,000 and $48,183,000, respectively. As of December 31, 2007 and 2006, the assumed unpaid claims and claim adjustment expenses were $9,761,000 and $11,182,000, respectively.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

As a part of the sale of General Agents, see Note 1(a), MGA entered into a quota share reinsurance agreement with General Agents whereby MGA assumed 100% of the liabilities of General Agents, net of existing reinsurance, on policies written prior to November 1, 2007. The existing reinsurance contracts are between the various non-affiliated reinsurers and General Agents, but under this quota share reinsurance agreement, MGA is contractually responsible to General Agents if any of these reinsurers should not fulfill their contractual responsibilities with General Agents. As the quota share reinsurance agreement covers only those policies written by the Company, the Company has continued to record this liability, gross of reinsurance, in unpaid claims and claim adjustment expenses and has continued to record General Agents’ reinsured portion as ceded unpaid claims and claim adjustment expenses.

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

Effective December 31, 2000, the Company entered into a quota share reinsurance agreement whereby the Company ceded 100% of its commercial auto liability unearned premiums and 50% of all other commercial business unearned premiums at December 31, 2000 to a non-affiliated reinsurer. For policies with an effective date of January 1, 2001 through December 31, 2001, the Company entered into a quota share reinsurance agreement whereby the Company ceded 20% of its commercial business to a non-affiliated reinsurer. Also effective December 31, 2000, the Company entered into a reserve reinsurance cover agreement with a non-affiliated reinsurer. This agreement reinsures the Company’s ultimate net aggregate liability in excess of $32,500,000 up to an aggregate limit of $89,650,000 for net commercial auto liability losses and loss adjustment expense incurred but unpaid as of December 31, 2000. A deferred reinsurance gain of $134,000 and $144,000 has been recorded in Other liabilities as of December 31, 2007 and 2006, respectively and $10,000 and $319,000 has been recorded in Other income for the years ended December 31, 2007 and 2006, respectively. The Deferred revenue will be recognized in income in future periods based upon the ratio of claims paid in the $57,150,000 layer to the total of the layer.

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

December 31, 2007 and 2006

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

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

For 2006, the Company maintained catastrophe reinsurance on its nonstandard personal auto physical damage business for property claims of $3,000,000 in excess of $500,000 for a single catastrophe, as well as aggregate catastrophe property reinsurance for $2,000,000 in excess of $750,000 in the aggregate. For 2007, the Company maintained catastrophe reinsurance on its nonstandard personal auto physical damage business for property claims of $4,000,000 in excess of $1,000,000 for a single catastrophe, as well as aggregate catastrophe property reinsurance for $3,000,000 in excess of $1,000,000 in the aggregate.

The amounts deducted in the consolidated statement of operations for reinsurance ceded as of and for the years ended December 31, 2007 and 2006, respectively, are set forth in the following table.

	2007	2006
	(Amounts in thousands)
Premiums earned – nonstandard personal auto	$1,440	1,285
Claims and claim adjustment expenses – runoff	$(3,613)	(3,202)
Claims and claim adjustment expenses – nonstandard personal auto	$(6)	42

The Company remains directly liable to its policyholders for all policy obligations and the reinsuring companies are obligated to the Company to the extent of the reinsured portion of the risks.

(7)	Property and Equipment

The following schedule summarizes the components of property and equipment:

	As of December 31,
	2007	2006
	(Amounts in thousands)
Land	$—	14
Leasehold improvements	537	468
Furniture	1,324	1,036
Equipment	2,035	1,801
Software	5,200	3,381
Accumulated depreciation and amortization	(5,557)	(4,321)

	$3,539	2,379

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

(8)	Claims and Claim Adjustment Expenses

The following table sets forth the changes in unpaid claims and claim adjustment expenses, net of reinsurance cessions, as shown in the Company’s consolidated financial statements for the periods indicated:

	As of and for the years ended December 31,
	2007	2006
	(Amounts in thousands)
Unpaid claims and claim adjustment expenses, beginning of period	$77,898	78,503
Less: Ceded unpaid claims and claim adjustment expenses, beginning of period	14,361	22,672

Net unpaid claims and claim adjustment expenses, beginning of period	63,537	55,831

Net claims and claim adjustment expense incurred related to:
Current period	143,796	134,975
Prior periods	13,728	(2,028)

Total net claim and claim adjustment expenses incurred	157,524	132,947

Net claims and claim adjustment expenses paid related to:
Current period	99,943	92,700
Prior periods	55,118	32,541

Total net claim and claim adjustment expenses paid	155,061	125,241

Net unpaid claims and claim adjustment expenses, end of period	66,000	63,537
Plus: Ceded unpaid claims and claim adjustment expenses, end of period	8,694	14,361

Unpaid claims and claim adjustment expenses, end of period	$74,694	77,898

The decrease in the unpaid claims and claim adjustment expenses during 2007 was primarily the result of favorable development in the runoff lines and the settlement of runoff claims in the normal course, which were offset with unfavorable development recorded for the nonstandard personal auto lines. Unpaid claims and claim adjustment expenses for the runoff lines decreased $11.2 million in 2007 offset by an increase in the nonstandard personal auto lines of $8.0 million. For 2007, the increase in net claims and claim adjustment expenses incurred related to prior periods was primarily due to unfavorable development in the nonstandard personal auto lines of approximately $16.0 million which was offset with favorable development in the runoff lines of approximately $2.3 million primarily the result of actual and projected increases in severity associated with bodily injury liability. The Company’s growth and the associated risks and uncertainties made it difficult to estimate ultimate claims liabilities, and the unfavorable development occurred as the Company revised previous estimates to reflect current claims data. For 2006, the decrease in net claims and claim adjustment expenses was primarily due to favorable development in the runoff lines which was offset with favorable development for the nonstandard personal auto lines.

(9)	Federal Income Taxes

In the accompanying consolidated statements of operations, the provisions for Federal income tax as a percent of related pretax income differ from the Federal statutory income tax rate. A reconciliation of income tax expense using the Federal statutory rates to actual income tax expense follows:

	2007	2006
	(Amounts in thousands)
Income tax (benefit) expense at 34%	$(2,843)	1,759
Change in valuation allowance	13,183	(7,930)
Other, net	(148)	(42)

Income tax expense (benefit)	$10,192	(6,213)

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

Under FASB Statement No. 109, “Accounting for Income Taxes,” the primary objective is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. As a consequence, the portion of the tax expense, which is a result of the change in the deferred tax asset or liability, may not always be consistent with the income reported on the statement of operations. The Company has evaluated the tax contingencies in accordance with FIN No. 48. At December 31, 2007, the Company does not have any uncertain tax positions.

The following table represents the tax effect of temporary differences giving rise to the net deferred tax asset established under Statement No. 109.

	As of December 31,
	2007	2006
	(Amounts in thousands)
Deferred tax assets:
Net operating loss carryforward	$25,405	20,985
Discount on unearned premium reserve	2,871	3,465
Discount on unpaid claims and claim adjustment expenses	1,705	1,911
Unearned fees	790	994
Realized capital losses - impairments	—	936
Allowance for doubtful accounts	344	697
Long term incentive shares	79	330
Alternative Minimum Tax recoverable	211	211
Net unrealized losses on investments	252	140
Deferred retroactive reinsurance gain	45	49

Total deferred tax assets	$31,702	29,718

Deferred tax liabilities:
Deferred policy acquisition costs	$2,397	3,290
Accrual of discount on bonds	305	301
Basis in management contract	—	165
Depreciation and amortization	49	100

Total deferred tax liabilities	$2,751	3,856

Net deferred tax asset before valuation allowance	$28,951	25,862
Valuation allowance	(28,699)	(15,516)

Net deferred tax asset	$252	10,346

As a result of losses in prior years, as of December 31, 2007, the Company has net operating loss carryforwards for tax purposes aggregating $74,720,000. These net operating loss carryforwards of $13,420,000, $33,950,000, $13,687,000, $633,000 and $13,030,000, if not utilized, will expire in 2020, 2021, 2022, 2023 and 2027, respectively. As of December 31, 2007, the tax benefit of the net operating loss carryforwards was $25,405,000, which is calculated by applying the Federal statutory income tax rate of 34% against the net operating loss carryforwards of $74,720,000. The $13,030,000 that will expire in 2027 was generated during 2007. The Company does not record a valuation allowance against net unrealized losses on investments.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

The Company considers available evidence, both objective and subjective, including historical levels of income, expectations and risks associated with estimates of future taxable income in assessing the need for the valuation allowance. In the fourth quarter of 2006, management’s analysis of available evidence, both objective and subjective, concluded it was more likely than not that additional portions of this asset would be used in future periods so the valuation allowance was reduced by $5.5 million, producing a tax benefit of $5.5 million in the fourth quarter of 2006. The Company required both sufficient capital to support its expanded operations and cover fixed costs and evidence that business written could achieve margins comparable to those found in other property and casualty insurers before it was appropriate to reduce the valuation allowance relating to net operating loss carryforwards. Until the fourth quarter of 2006, such evidence was not available.

In the fourth quarter of 2007, the Company increased the amount of the valuation allowance by $9,678,000, resulting in an allowance on the gross deferred tax asset of $28,699,000. In making this determination, the Company considered all available evidence, including the fact that the Company incurred a taxable loss in 2007 and had incurred, as of December 31, 2007, a cumulative taxable loss for the three years then ended, which was not the case as of September 30, 2007. The Company increased the amount of the valuation allowance by $3,505,000 in previous quarters of 2007.

As of December 31, 2007 and 2006, the net deferred tax asset before valuation allowance was $28,951,000 and $25,862,000, and the valuation allowance was $28,699,000 and $15,516,000, respectively.

The Company recognized a current tax benefit of $15,000 during 2007 primarily for the Federal telephone excise tax refund. The Company recognized a current tax expense of $143,000 during 2006 for alternative minimum tax. The related tax benefit on the compensation cost recorded pursuant to Statement No. 123(R) for 2007 and 2006 was $1,000 and $237,000, respectively. The Company paid Federal income taxes of $58,000 and $149,000 for at December 31, 2007 and 2006, respectively.

(10)	Shareholders’ Equity

The Company has authorized 62,500,000 shares of common stock, par value $.10 per share (the “Common Stock”). Of the authorized shares of Common Stock, 25,121,081 shares were issued and 25,009,350 shares were outstanding as of December 31, 2007 and as of December 31, 2006 24,993,013 shares were issued and 24,924,825 shares were outstanding. At December 31, 2007 and 2006, the Company held 111,731 and 68,188 shares as treasury stock with a cost basis of $8.48 and $9.48 per share, respectively.

In November 2006, the Company completed a rights offering which raised approximately $17.9 million in net proceeds and resulted in the issuance of 4,532,045 shares of common stock bringing total outstanding common stock to 24,924,825 shares. At December 31, 2007 and 2006, Goff Moore Strategic Partners, LP owns approximately 33% of the outstanding Common Stock, Robert W. Stallings owns approximately 22% and James R. Reis owns approximately 11%.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

The following table presents the statutory policyholders’ surplus for MGA as of December 31, 2007, the combined statutory policyholders’ surplus for General Agents and MGA as of December 31, 2006, the statutory net loss for MGA for the year ended December 31, 2007, including the statutory net loss for General Agents for the ten-months ended October 31, 2007, and the statutory net income for the year ended December 31, 2006 for General Agents and MGA combined:

	2007	2006
	(Amounts in thousands)
Statutory policyholders’ surplus	$96,026	95,591

Statutory net (loss) income	$(6,419)	9,261

Statutes in Texas restrict the payment of dividends by the insurance company subsidiary to the available surplus funds derived from its realized net profits. The maximum amount of cash dividends that it ordinarily may declare without regulatory approval in any 12-month period is the greater of net income for the 12-month period ended the previous December 31 or ten percent (10%) of policyholders’ surplus as of the previous December 31. For 2008, the maximum amount of cash dividends that may be paid without regulatory approval is approximately $9,603,000.

The Company’s statutory capital exceeds the benchmark capital level under the Risk Based Capital formula for its insurance companies. Risk Based Capital is a method for establishing the minimum amount of capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile.

The following table reflects changes in the number of shares of common stock issued and outstanding as of and for the years ended December 31:

	2007	2006
Shares outstanding
Balance at beginning of year	24,924,825	20,225,574
Stock issued	128,068	4,767,439
Treasury stock acquired	(43,543)	(68,188)

Balance at end of year	25,009,350	24,924,825

In November 2007, the Board of Directors of the Company authorized the repurchase of up to $5 million worth of the Company’s Common Stock. Repurchase may be made from time to time in both the open market and through negotiated transactions.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

(11)	Earnings Per Share

The following table sets forth the computation of basic and diluted (loss) earnings per share:

	Years ended December 31,
	2007	2006
	(Amounts in thousands)
Numerator:
Net (loss) income	$(18,553)	11,388
Preferred stock dividends	—	(362)
Accretion of discount on preferred stock	—	(1,476)

Numerator for basic earnings per share – (loss) income available to common shareholders	(18,553)	9,550

Effect of dilutive securities:
Preferred stock dividends	—	362
Accretion of discount on preferred stock	—	1,476

	—	1,838

Numerator for diluted earnings per share – (loss) income available to common shareholders after assumed conversions	$(18,553)	11,388

Denominator:
Denominator for basic earnings per share – weighted average shares	24,975	22,445

Effect of dilutive securities:
Restricted stock units	26	116

Dilutive potential common shares	26	116

Denominator for diluted earnings per share – adjusted weighted average shares & assumed conversions	25,001	22,561

Basic (loss) earnings per share	$(.74)	.43

Diluted (loss) earnings per share (1)	$(.74)	.43

(1)	The effect of convertible preferred stock (fully redeemed in the first quarter 2006) caused diluted earnings per share to be antidilutive for the 2006 period presented; therefore, diluted earnings per share is reported the same as basic earnings per share. Weighted average shares for all years presented have been adjusted for the rights offerings in November 2006 and August 2005, as well as the reverse stock split in November 2005. Options can be exercised to purchase an aggregate of 82,000 shares of Common Stock. Warrants can be exercised to purchase an aggregate of 388,000 shares of Common Stock. Options and warrants are convertible or exercisable at prices in excess of the price of the Common Stock on December 31, 2007.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

(12)	Benefit Plans

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

There were 1,211,000 RSU’s granted in 2005 by the Compensation Committee of the Board of Directors, with 20% vesting available in each year beginning with 2005 through 2009, assuming the completion of the related service period and achievement of specific applicable performance levels. Of these 1,211,000 RSU’s, there were 210,000 RSU’s awarded for 2005 for which $1,369,000 of compensation cost was recognized in 2005 based on the closing price ($6.52 per share) of our Common Stock on the date of grant. Pursuant to the RSU’s awarded for 2005, 210,000 shares of common stock were issued to certain key employees in May 2006, at a fair value of $9.74 per share. In September 2006, the Compensation Committee of the Board of Directors approved modifications to the methodology of calculating vesting of RSU’s. The modifications were a refinement, beginning in 2006, of the calculation of one of the performance criteria and a revision of the mechanism by which in 2009 a grantee may earn shares that would not have vested from previous plan years. The Company recognizes compensation expense for awards based on the probability that the related service period and performance level will be achieved depending on the relative satisfaction of the performance level based upon performance to date. Pursuant to the RSU’s awarded for 2006, 116,000 shares of common stock were issued to the same key employees in May 2007, at a fair value of $6.69 per share. For the year ended December 31, 2007, 75,000 of the RSU’s granted in 2005 had been terminated under provisions of the Plan and had become RSU’s available to be granted. There were 23,000 shares vested in 2007, subject to the provisions under the 2005 Plan. For the years ended December 31, 2007 and 2006, $215,000 and $973,000, respectively, was recognized as RSU compensation expense, including $1,000 and $237,000 in excess tax benefits from share-based payment arrangements, respectively. The related compensation cost for the RSU’s is recorded in the Underwriting and operating expenses lines item, consistent with other compensation to these individuals. As of December 31, 2007, unrecognized expense related to nonvested 2005 Plan awards granted in 2005 totaled $6,102,000 (787,000 RSU’s), which could be recognized over a period of two years, assuming the completion of the related service period and achievement of specific applicable performances levels and in accordance with the provisions of SFAS No. 123R. As a result of the modification of vesting methodology approved in September 2006, the fair value that will be used for determining compensation cost for awards “not probable” (per SFAS No. 123R) of meeting the performance level criteria prior to date of modification is $7.75 per share (the closing price of our Common Stock on the date of modification approval). The 2005 Plan will terminate on December 31, 2010, unless it is terminated earlier by the Board.

Under the 2005 Plan there were 25,000 RSU’s granted in November 2006 by the Compensation Committee, with 40% vesting available in 2007 and 30% vesting available in 2008 and in 2009, assuming the completion of the related service period and achievement of specific applicable performance levels. There were no RSU’s vested in 2007. As of December 31, 2007, unrecognized expense related to nonvested 2005 Plan awards granted in 2006 totaled $167,000 (25,000 RSU’s), which could be recognized over a period of two years, assuming the completion of the related service period and achievement of specific applicable performance levels and in accordance with the provisions of SFAS No. 123R. The closing price of our Common Stock on the date of this grant was $6.68 per share. For the year ended December 31, 2007, $4,000 was recognized as compensation expense.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

Under the 2005 Plan there were 75,000 RSU’s granted in July 2007 by the Compensation Committee, with 16% vesting available in 2007 and 42% vesting available in 2008 and in 2009, assuming the completion of the related service period and achievement of specific applicable performance levels. Of the 75,000 RSU’s granted, 3,000 shares vested in 2007, subject to the provisions of the Plan. As of December 31, 2007, unrecognized expense related to nonvested 2005 Plan awards granted in 2007 totaled $362,000 (72,000 RSU’s), which could be recognized over a period of two years, assuming the completion of the related service period and achievement of specific applicable performance levels and in accordance with the provisions of SFAS No. 123R. The closing price of our Common Stock on the date of this grant was $5.00 per share. For the year ended December 31, 2007, $13,000 was recognized as compensation expense.

In May 2006, 25,500 shares of restricted stock were granted by the Board of Directors to the non-employee directors, at a fair value of $8.59 per share. These shares vested on January 2, 2007 with all related compensation expense recognized in 2006. For the year ended December 31, 2007, there was no recognized compensation expense for the restricted stock. For the year ended December 31, 2006, $219,000 was recognized as compensation expense.

In July 2007, 12,500 shares of restricted stock were granted to an officer of the Company by the Compensation Committee of the Board of Directors, at a fair value of $5.00 per share. Subject to the terms of the agreement, the shares would vest in July 2010, if the officer is employed by the Company. For the year ended December 31, 2007, $8,700 was recognized in compensation expense for the restricted stock. As of December 31, 2007, unrecognized expense related to the restricted stock granted in 2005 totaled $54,000, which could be recognized over a period of two years and seven months. The related compensation cost for the restricted stock was recorded in the Underwriting and operating expenses line item, consistent with other compensation to these individuals.

At December 31, 2007, the Company had one plan under which options to purchase shares of GAN’s common stock could be granted: the 1998 Long-Term Incentive Plan (“98 Plan”). The 1995 Stock Option Plan was approved by the shareholders in May 1996 and terminated in May 2006. There were no shares outstanding under the Plan at December 31, 2007. The 98 Plan was approved by the shareholders on July 17, 1998, will terminate in 2008, and the aggregate number of shares of common stock that may be issued under the 98 Plan is limited to 250,000, and options to purchase 82,000 shares were outstanding under this Plan at December 31, 2007. There were no options granted during any of the periods presented.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

A summary of the status of the Company’s outstanding options as of December 31, 2007 and 2006, and changes during the years ended December 31, 2007 and 2006 is presented below:

	2007		2006
	Underlying Shares	Weighted Average Exercise Price	Underlying Shares	Weighted Average Exercise Price
Options outstanding, beginning of period:	93	$23.63	180	$30.51
Options forfeited	(11)	$33.25	(87)	$37.90

Options outstanding, end of period	82	$22.41	93	$23.63

Options exercisable at end of period	82		93
Weighted average fair value of options granted during period	N/A		N/A

The following table summarizes information for the stock options and long-term incentive plan restricted stock and restricted stock units outstanding at December 31, 2007:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding those reflected in column (a))	(d) Weighted-average remaining contractual life of securities to be issued (from column (a))
Equity compensation plans approved by security holders	722,308	$7.44	1,617,874	2.58 yrs
Equity compensation plans not approved by security holders	—	$—	—

Total	722,308	$7.44	1,617,874	2.58 yrs

The Company has a 401(k) plan for the benefit of its eligible employees. The Company made contributions to the plan that totaled $315,000 and $286,000 during 2007 and 2006, respectively.

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

December 31, 2007 and 2006

As an integral part of the recapitalization consummated in January 2005, the Company entered into new employment agreements with Messrs. Stallings and Reis and an amended employment and related agreements with Mr. Anderson, which were approved by shareholders on January 18, 2005.

The terms of the employment agreements with Messrs. Stallings and Reis are each three years, and each term is automatically extended by an additional year on the same terms and conditions on each anniversary of the effective date (so that, as of each anniversary of the effective date, the term of the employment agreement remains three years), unless either party gives notice of an intention not to extend the term. As of December 31, 2007, the terms and conditions of the employment agreements have been extended.

The term of Mr. Anderson’s employment is four years and is automatically extended by an additional year on the same terms and conditions on each anniversary of the effective date (so that, as of each anniversary of the effective date, the term of the employment agreement remains four years), unless either party gives notice of an intention not to extend the term. As of December 31, 2007, the terms and conditions of the employment agreement have been extended.

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

(13)	Segment Reporting

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

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

The following tables represent a summary of segment data as of and for the years ended December 31, 2007 and 2006:

	2007
	Nonstandard Personal Auto Lines	Runoff Lines	Other	Total
	(Dollar amounts in thousands)
Gross premiums written	$184,870	—	—	184,870

Net premiums earned	$192,767	—	—	192,767
Net investment income	2,994	582	5,625	9,201
Net realized gains	—	—	69	69
Net realized gain on sale of subsidiary	—	—	4,560	4,560
Agency revenues	12,795	—	—	12,795
Other income	(31)	33	5	7
(Expenses) income, excluding interest expense	(217,074)	1,548	(8,124)	(223,650)
Interest expense	—	—	(4,110)	(4,110)

(Loss) income before Federal income taxes	$(8,549)	2,163	(1,975)	(8,361)

	2006
	Nonstandard Personal Auto Lines	Runoff Lines	Other	Total
	(Dollar amounts in thousands)
Gross premiums written	$202,446	—	—	202,446

Net premiums earned	$186,759	—	—	186,759
Net investment income	2,319	1,056	3,609	6,984
Net realized gains	—	—	137	137
Agency revenues	12,363	—	—	12,363
Other income	(87)	320	1	234
(Expenses) income, excluding interest expense	(195,146)	4,195	(8,077)	(199,028)
Interest expense	—	—	(2,274)	(2,274)

Income (loss) before Federal income taxes	$6,208	5,571	(6,604)	5,175

(14)	Commitments and Contingencies

Securities Litigation

As previously reported, MGA was named as the defendant in a purported class action styled MD Readers, Inc. (a/a/o Jose Asensi) and all others similarly situated v. MGA Insurance Company, Inc. The Complaint, as amended, alleged that MGA failed to pay the named Plaintiff the appropriate amounts in reimbursements for MRI services, and that MGA should be liable to all similarly situated MRI providers. MGA disagreed with the allegations and filed a Motion to Dismiss the Amended Complaint or in the Alternative for Summary Judgment. On December 19, 2007, the Plaintiff voluntarily dismissed the case, without prejudice.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

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

Off-balance-sheet-risk

The Company does not have any financial instruments where there is off-balance-sheet-risk of accounting loss due to credit or market risk. There is credit risk in the premiums receivable and reinsurance balances receivable of the Company. At December 31, 2007 and 2006, the Company did not have any claims receivables by individual non-affiliated reinsurer that were material with regard to shareholders’ equity.

(15)	Leases

The Company has entered into a ten-year lease agreement for the home office. Under the terms of this lease, the Company has the option of terminating the lease agreement at the end of the fifth year of the term subject to payment of a penalty. The following table summarizes the Company’s lease obligations as of December 31, 2007.

	Payments due by period
	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
	Amounts in thousands
Total operating leases	$11,200	2,456	3,740	2,254	2,750

Rental expense is recognized over the term of the lease on a straight line basis. Rental expense for the Company was $1,646,000 and $1,120,000 for the years ended 2007 and 2006, respectively.

(16)	Related Party

In March 2008, the Company entered into a Sponsorship Agreement with Stallings Capital Group Consultants, Ltd. dba Blackhawk Motorsports (“Stallings Racing”), continuing the Company’s role as the primary sponsor of a Daytona Prototype Series racing team through December 31, 2008. The Sponsorship Agreement provides that, in consideration of the payment by the Company of a sponsorship fee of $1.75 million, the Company will receive various benefits customary for sponsors of Daytona Prototype Series racing teams, including rights relating to signage on team equipment and access for customers and agents to certain race facilities. The sponsorship fee of $1.75 million will be paid and expensed commencing March 1, 2008 and throughout the remainder of 2008. The related sponsorship fee will be recorded in the Underwriting and operating expenses line item, consistent with prior sponsorship payments. During 2007 and 2006, the Company paid and expensed $1.5 million and $1.0 million as the primary sponsor for Stallings Racing, respectively.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

Stallings Racing is owned and controlled by Robert W. Stallings, the Executive Chairman of the Company. The Company’s Board of Directors authorized the agreement at a meeting in March 2008. In authorizing the agreement, the Board of Directors considered Mr. Stallings’ role and concluded that, under the circumstances, the Sponsorship Agreement is fair to, and in the best interests of, the Company. The Sponsorship Agreement contains provisions protecting the Company’s interests, including a termination provision that permits the Company to unilaterally terminate the agreement at any time and thereby cease making installment payments of the sponsorship fee.

(17)	Corporate Transactions

On November 1, 2007, the Company and MGA sold General Agents to Montpelier Re U.S. Holdings Ltd., a subsidiary of Montpelier Re Holdings Ltd. (NYSE:MRH), for $9.6 million and recorded a net gain on sale from this transaction during the fourth quarter of 2007 of approximately $4.6 million. Under the terms of the sale, General Agents is obligated to return amounts held in trust by various insurance departments to the Company when they are released by the insurance department.

As part of the sales transaction, all direct obligations of General Agents were assumed 100% by MGA, and MGA also indemnified General Agents against all other liabilities existing prior to closing. Additionally, the Company guaranteed the obligations of MGA to General Agents. The liability of the Company is primary, direct and independent of the obligations of MGA. The liability is absolute and shall remain in full force and effect until the obligations have been performed or paid in full. In the event of a guarantee call, the Company would be liable to reimburse General Agents. These liabilities are not deemed to be material to the Company’s consolidated financial position or results of operations and financial condition. The terms of the guarantee provide no maximum potential liability to the Company. The Company guarantees that all payments made by MGA will be final and agrees that, if any, such payment is recovered or repaid by the Company in any bankruptcy, insolvency or similar proceeding instituted by or against MGA, the obligations shall continue as though the payment so recovered or paid had never been originally made on such liabilities. At December 31, 2007, the Company has not recorded any amounts related to such guarantees in the consolidated financial statements as these are neither probable nor reasonably estimated.

(18)	Subsequent Events

Since December 31, 2007, the credit markets have experienced a period of significant turbulence as the fallout from the subprime mortgage market has spread to other segments. These credit market dislocations have resulted in a decline in short term interest rates, which has not only lowered the yield on short-term investments, but also has negatively impacted the market value of securities whose coupon floats with LIBOR.

The mortgage securities market segment has become extremely illiquid. Much of the actual trading represents non-economic sellers, such as institutions needing to meet margin calls or bankruptcy trustees executing liquidations. Therefore market price indications have become volatile and not representative of a reasonable value of the securities.

This situation has become particularly acute in those residential mortgage asset backed securities which carry insurance from financial guarantors. The market is unsure of these guarantors’ solvency and is deeply discounting the value of their insurance. The Company has $5.2 million (amortized cost) of these types of securities and currently has the ability and intent to hold until maturity or the recovery of their value.

Schedule I

GAINSCO, INC. AND SUBSIDIARIES

Summary of Investments

	As of December 31,
	2007		2006
	(Amounts in thousands)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Type of investment
Fixed Maturities:
Bonds available for sale:
U.S. Treasury	$5,647	5,668	10,181	10,091
U.S. government agencies (1)	3,980	3,980	3,750	3,720
Corporate bonds	64,808	64,458	53,242	53,069
Asset backed bonds	15,683	15,729	12,444	12,378
Mortgage backed bonds	38,330	38,115	29,690	29,671
Preferred stock	475	367	—	—
Common stock	668	528	—	—
Certificates of deposit	1,970	1,974	2,157	2,154

	131,561	130,819	111,464	111,083
Short-term investments	43,782	43,784	79,769	79,737

Total investments	$175,343	174,603	191,233	190,820

(1)	Securities not backed by full faith and credit of U.S. government.

Schedule II

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

GAINSCO, INC.

(PARENT COMPANY)

Balance Sheets

December 31, 2007 and 2006

	2007	2006
	(Amounts in thousands)
Assets
Investments in subsidiaries	$100,371	108,596
Bonds available for sale, at fair value (amortized cost: $3,250 – 2007, $0 – 2006)	3,102	—
Preferred stock, at fair value (amortized cost: $475 – 2007, $0 – 2006)	367	—
Common stock, at fair value (amortized cost: $668 – 2007, $0 – 2006)	528	—
Short term investments, at fair value (amortized cost: $3,791 – 2007, $17,086 – 2006)	3,791	17,086
Cash	22	44
Accrued investment income	53	—
Receivables from subsidiaries	72	155
Deferred Federal income taxes (net of valuation allowance $5,487 in 2007 and $3,743 in 2006)	135	1,082
Other assets	2,188	2,257
Goodwill	609	609

Total assets	$111,238	129,829

Liabilities, Redeemable Preferred Stock and Shareholders’ Equity
Liabilities:
Accounts payable	$55	—
Payable to subsidiaries	184	42
Note payable	1,900	2,000
Subordinated debentures	43,000	43,000
Current Federal income taxes	—	1
Other liabilities	62	50

Total liabilities	45,201	45,093

Shareholders’ equity:
Common stock ($.10 par value, 62,500,000 shares authorized, 25,121,081 shares issued and 25,009,350 shares outstanding at December 31, 2007 and 24,993,013 shares issued and 24,924,825 shares outstanding at December 31, 2006)	2,512	2,499
Additional paid-in capital	151,451	151,093
Retained deficit	(86,490)	(67,937)
Accumulated other comprehensive loss	(489)	(273)
Treasury stock, at cost (111,731 shares at December 31, 2007 and 68,188 shares at December 31, 2006)	(947)	(646)

Total shareholders’ equity	66,037	84,736

Total liabilities and shareholders’ equity	$111,238	129,829

See accompanying notes to condensed financial statements.

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of GAINSCO, INC. and subsidiaries in this Annual Report.

Schedule II

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

GAINSCO, INC.

(PARENT COMPANY)

Statements of Operations

Years ended December 31, 2007 and 2006

	2007	2006
	(Amounts in thousands)
Revenues:
Dividend income	$1,750	4,950
Net investment income	875	247
Net realized gains (Note 2)	4,576	—
Other income	—	1

Total revenues	7,201	5,198

Expenses:
Operating expense	3,393	3,369
Interest expense, net	4,246	2,274

Total expenses	7,639	5,643

Operating loss before Federal income taxes	(438)	(445)
Federal income taxes:
Current expense (benefit)	13	200
Deferred benefit	1,081	(469)

	1,094	(269)

(Loss) income before equity in undistributed (loss) income of subsidiaries	(1,532)	(176)
Equity in undistributed (loss) income of subsidiaries	(17,021)	11,564

Net (loss) income	$(18,553)	11,388

Net (loss) income available to common shareholders	$(18,553)	9,550

(Loss) income per common share:
Basic	$(.74)	.43

Diluted	$(.74)	.43

See accompanying notes to condensed financial statements.

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of GAINSCO, INC. and subsidiaries in this Annual Report.

Schedule II

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

GAINSCO, INC.

(PARENT COMPANY)

Statements of Shareholders’ Equity and Comprehensive (Loss) Income

Years ended December 31, 2007 and 2006

(Amounts in thousands)

	2007		2006
Common stock:
Balance at beginning of year	$2,499		2,022
Stock issued	13		477

Balance at end of year	$2,512		2,499

Additional paid-in capital:
Balance at beginning of year	$151,093		132,309
Common stock issued	(1)		17,675
Issuance of restricted common stock	(12)		(34)
Amortization of unearned compensation	141		132
Restricted common stock units	233		1,210
Costs associated with common stock issuance	(3)		(199)

Balance at end of year	$151,451		151,093

Retained (deficit) earnings:
Balance at beginning of year	$(67,937)		(77,487)
Net income	(18,553)	(18,553)	11,388	11,388
Redemption of series A preferred Stock	—		(1,440)
Accrued dividends – redeemable preferred stock	—		(362)
Accretion of discount on redeemable preferred shares	—		(36)

Balance at end of year	$(86,490)		(67,937)

Accumulated other comprehensive (loss) income:
Balance at beginning of year	$(273)		(208)
Unrealized losses on securities, net of reclassification adjustment, net of tax	(216)	(216)	(65)	(65)

Comprehensive (loss) income		(18,769)		11,323

Balance at end of year	$(489)		(273)

Treasury stock:
Balance at beginning of year	$(646)		—
Purchase of treasury stock	(301)		(646)

Balance at end of year	$(947)		(646)

Total shareholders’ equity end of year	$66,037		84,736

See accompanying notes to condensed financial statements.

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of GAINSCO, INC. and subsidiaries in this Annual Report.

Schedule II

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

GAINSCO, INC.

(PARENT COMPANY)

Statements of Cash Flows

Years ended December 31, 2007 and 2006

	2007	2006
	(Amounts in thousands)
Cash flows from operating activities:
Net (loss) income	$(18,553)	11,388
Adjustments to reconcile net income to cash (used for) provided by operating activities:
Depreciation/amortization	(13)	—
Non-cash compensation expense	373	1,105
Realized gains	(16)	—
Realized gain on sale of subsidiary	(4,560)	—
Deferred Federal income tax benefit	1,081	(469)
Change in accrued investment income	(53)	—
Change in net receivables from/payables to subsidiaries	225	(68)
Change in other assets	69	(154)
Change in other liabilities	12	14
Change in accounts payable	55	(1)
Equity in loss of subsidiaries	17,021	(11,564)
Excess tax benefits from share-based payment arrangements	(1)	(237)
Change in current Federal income taxes	—	229

Net cash (used for) provided by operating activities	$(4,360)	243

(continued)

Schedule II

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

GAINSCO, INC.

(PARENT COMPANY)

Statements of Cash Flows

Years ended December 31, 2007 and 2006

	2007	2006
	(Amounts in thousands)
Cash flows from investing activities:
Bonds available for sale purchased	$(3,237)	—
Preferred stock purchased	(475)	—
Common stock sold	16	—
Common stock purchased	(668)	—
Net change in short term investments	13,295	(15,408)
Proceeds from sale of subsidiary	9,560	—
Capital contributions to subsidiaries (Note 3)	(13,750)	(26,500)

Net cash provided by (used for) investing activities	4,741	(41,908)

Cash flows from financing activities:
Draw on note payable	—	1,500
Principal payment on note payable	(100)	—
Issuance of subordinated debentures, net	—	41,100
Costs associated with issuance of restricted common stock	(3)	(199)
Excess tax benefits from share-based payment arrangements	1	237
Purchase of treasury stock	(301)	(646)
Dividend payment on redeemable preferred stock	—	(362)
Redemption of preferred stock	—	(18,120)
Issuance of common stock	—	18,128
Costs associated with common stock issuance	—	(10)

Net cash (used for) provided by financing	(403)	41,628

Net (decrease) increase in cash	(22)	(37)
Cash at beginning of year	44	81

Cash at end of year	$22	44

Supplemental disclosures of non-cash financing activities:

128,068	and 235,394 shares of common stock were issued during 2007 and 2006, respectively, relating to restricted stock unit agreements (note 12)

$4,202,000	and $2,272,000 in interest was paid during 2007 and 2006, respectively (notes 4 and 5).

$58,000	and $149,000 in tax payments were made during 2007 and 2006, respectively (note 9).

See accompanying notes to condensed financial statements.

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of GAINSCO, INC. and subsidiaries in this Annual Report.

Schedule II

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

GAINSCO, INC.

(PARENT COMPANY)

Notes to Condensed Financial Statements

December 31, 2007 and 2006

(1)	General

The accompanying condensed financial statements should be read in conjunction with the notes to the consolidated financial statements for the years ended December 31, 2007 and 2006 included elsewhere in this Annual Report.

(2)	Investments

Realized gains and losses on investments for the years ended December 31, 2007 and 2006 are presented in the following table:

	Years ended December 31,
	2007	2006
	(Amounts in thousands)
Realized gains:
Common stock	$16	—
Sale of subsidiary	4,560	—

Total realized gains	4,576	—

Net realized gains	$4,576	—

On November 1, 2007, the Company and MGA sold General Agents to Montpelier Re U.S. Holdings Ltd., a subsidiary of Montpelier Re Holdings Ltd. (NYSE:MRH), for $9.6 million and recorded a net gain on sale from this transaction during the fourth quarter of 2007 of approximately $4.6 million.

(3)	Related Parties

During 2007 and 2006, the Company contributed $13,750,000 and $26,500,000, respectively, in cash to the capital of the insurance company in order to increase its underwriting capacity.

Schedule II

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

GAINSCO, INC.

(PARENT COMPANY)

Notes to Condensed Financial Statements

December 31, 2007 and 2006

The following table presents the components of the net receivable from and payable to subsidiaries at December 31, 2007 and 2006:

	2007	2006
	(Amounts in thousands)
Name of subsidiary
General Agents Insurance Company of America, Inc.	$—	82
National Specialty Lines, Inc.	—	40
MGA Insurance Company, Inc.	(46)	33
GAINSCO Service Corp	(66)	(42)

Net receivable from subsidiaries	$(112)	113

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of GAINSCO, INC. and subsidiaries in this Annual Report.

Schedule III

GAINSCO, INC. AND SUBSIDIARIES

Supplementary Insurance Information

Years ended December, 2007 and 2006

(Amounts in thousands)

Segment	Deferred policy acquisition costs (1)	Reserves for claims and claim expenses	Unearned premiums	Drafts payable	Net premiums earned	Net Investment Income	Claim and claim expenses	Amortization of deferred policy acquisition costs (2)	Other operating costs and expenses (3)	Net premiums written
Year ended December 31, 2007:
Nonstandard personal auto	$7,176	55,718	44,542	73	192,767	2,994	159,847	35,550	21,677	183,430
Runoff lines	—	18,976	—	—	—	582	(2,323)	—	775	—
Other	—	—	—	—	—	5,625	—	—	12,234	—

Total	$7,176	74,694	44,542	73	192,767	9,201	157,524	35,550	34,686	183,430

Year ended December 31, 2006:
Nonstandard personal auto	$9,631	47,672	53,878	54	186,759	2,319	137,884	37,752	19,524	201,161
Runoff lines	—	30,226	—	828	—	1,056	(4,937)	—	746	—
Other	—	—	—	—	—	3,609	—	—	10,333	—

Total	$9,631	77,898	53,878	882	186,759	6,984	132,947	37,752	30,603	201,161

(1)	Net of deferred ceding commission income.

(2)	Net of the amortization of deferred ceding commission income.

(3)	Includes Corporate underwriting and operating expenses and interest expense, net, also includes insurance company underwriting and operating expenses.

Schedule IV

GAINSCO, INC. AND SUBSIDIARIES

Reinsurance

Years ended December 31, 2007 and 2006

(Amounts in thousands, except percentages)

	Direct amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
Year ended December 31, 2007:
Premiums earned:
Property and casualty	$159,947	—	—	159,947
Reinsurance	—	(1,440)	34,260	32,820

Total	$159,947	(1,440)	34,260	192,767	17.8%

Year ended December 31, 2006:
Premiums earned:
Property and casualty	$139,861	—	—	139,861
Reinsurance	—	(1,285)	48,183	46,898

Total	$139,861	(1,285)	48,183	186,759	25.8%

Schedule VI

GAINSCO, INC. AND SUBSIDIARIES

Supplemental Information

Years ended December 31, 2007 and 2006

(Amounts in thousands)

	Column A	Column B	Column C	Column E	Column F	Column H	Column I		Column J	Column K	Column L
	Affiliation with registrant	Deferred policy acquisition costs (1)	Reserves for unpaid claims and claim adjustment expenses	Unearned premiums	Net earned premiums	Net investment income	Claims and claim adjustment expenses incurred related to		Amortization of deferred policy acquisition costs (2)	Paid claims and claim adjustment expenses	Net premiums written
Segment							Current year	Prior year
Year ended December 31, 2007
Nonstandard personal auto	$—	7,176	55,718	44,542	192,767	2,994	143,796	16,051	35,550	151,791	183,430
Runoff lines	—	—	18,976	—	—	582	—	(2,323)	—	3,270	—
Other	—	—	—	—	—	5,625	—	—	—	—	—

Total	$—	7,176	74,694	44,542	192,767	9,201	143,796	13,728	35,550	155,061	183,430

Year ended December 31, 2006
Nonstandard personal auto	$—	9,631	47,672	53,878	186,759	2,319	117,048	20,836	37,752	117,335	201,161
Runoff lines	—	—	30,226	—	—	1,056	17,927	(22,864)	—	7,906	—
Other	—	—	—	—	—	3,609	—	—	—	—	—

Total	$—	9,631	77,898	53,878	186,759	6,984	134,975	(2,028)	37,752	125,241	201,161