Form 10-Q
period 2008-03-31
GAINSCO INC
filed 2008-05-15
CIK 786344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report under Section 13 or 15(d) of the

Securities Exchange Act of 1934

For Quarter Ended March 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes☐    No  ☒

As of May 5, 2008 there were 24,259,562 shares of the registrant’s Common Stock ($.10 par value) outstanding.

GAINSCO, INC. AND SUBSIDIARIES

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Review Report of Independent Registered Public Accounting Firm	1

	Condensed Consolidated Balance Sheets as of March 31, 2008 (unaudited) and December 31, 2007	2

	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2008 and 2007 (unaudited)	4

	Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Loss for the Three Months Ended March 31, 2008 (unaudited) and the Twelve Months Ended December 31, 2007	5

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2008 and 2007 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements March 31, 2008 and 2007 (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	36

Item 4.	Controls and Procedures	37

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 6.	Exhibits	39

SIGNATURE		40

(i)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Review Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

GAINSCO, INC.:

We have reviewed the accompanying condensed consolidated balance sheet of GAINSCO, INC. and subsidiaries (the Company) as of March 31, 2008, the related condensed consolidated statements of operations for the three-month periods ended March 31, 2008 and 2007, the related condensed consolidated statement of shareholders’ equity and comprehensive loss for the three-month period ended March 31, 2008, and the related condensed consolidated statements of cash flows for the three-month periods ended March 31, 2008 and 2007. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of GAINSCO, INC. and subsidiaries as of December 31, 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for the year then ended (not presented herein); and in our report dated March 29, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007 and the condensed consolidated statement of shareholders’ equity and comprehensive loss for the year ended December 31, 2007, is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.

/s/ KPMG LLP

Dallas, Texas

May 15, 2008

GAINSCO, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data)

	March 31, 2008 (unaudited)	December 31, 2007
Assets
Investments (notes 2 and 10)
Bonds available for sale, at fair value (amortized cost: $119,558 – 2008, $128,448 – 2007)	$117,037	127,950
Preferred stock, at fair value (cost: $475 – 2008 and 2007)	323	367
Common stock, at fair value (cost: $668 – 2008 and 2007)	530	528
Certificates of deposit, at fair value (amortized cost: $1,975 – 2008, $1,970 – 2007)	1,980	1,974
Short-term investments, at fair value (amortized cost: $54,405 – 2008, $43,782 – 2007)	54,417	43,784

Total investments	174,287	174,603
Cash	1,418	1,722
Accrued investment income	1,192	1,445
Premiums receivable (net of allowance for doubtful accounts: $386 – 2008, $569 – 2007)	45,470	39,099
Reinsurance balances receivable (net of allowance for doubtful accounts: $132 – 2008 and 2007) (note 6)	1,618	941
Ceded unpaid claims and claim adjustment expenses (note 6)	7,766	8,694
Deferred policy acquisition costs	8,645	7,176
Property and equipment (net of accumulated depreciation $5,874 – 2008, $5,557 – 2007)	3,929	3,539
Current Federal income taxes (note 1)	60	72
Deferred Federal income taxes (net of valuation allowance: $28,568 – 2008, $28,699 – 2007) (note 1)	950	252
Funds held under reinsurance agreements	3,619	3,590
Other assets	3,594	3,577
Goodwill	609	609

Total assets	$253,157	245,319

(continued)

GAINSCO, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data)

	March 31, 2008 (unaudited)	December 31, 2007
Liabilities and Shareholders’ Equity
Liabilities:
Unpaid claims and claim adjustment expenses (note 1)	$75,479	74,694
Unearned premiums	52,874	44,542
Premiums payable	2,263	2,634
Commissions payable	2,548	2,480
Accounts payable	4,130	3,213
Reinsurance balances payable	988	1,462
Note payable (note 4)	1,800	1,900
Subordinated debentures (note 5)	43,000	43,000
Other liabilities	2,036	1,330
Cash overdraft	3,427	4,027

Total liabilities	188,545	179,282

Shareholders’ Equity (notes 7 and 9):
Common stock ($.10 par value, 62,500,000 shares authorized, 25,121,081 shares issued and 24,915,057 shares outstanding at March 31, 2008, and 25,121,081 shares issued and 25,009,350 shares outstanding at December 31, 2007)	2,512	2,512
Additional paid-in capital	151,523	151,451
Retained deficit	(86,323)	(86,490)
Accumulated other comprehensive loss (note 3)	(1,844)	(489)
Treasury stock, at cost (206,024 shares at March 31, 2008, and 111,731 shares at December 31, 2007) (note 1)	(1,256)	(947)

Total shareholders’ equity	64,612	66,037

Commitments and contingencies (notes 1, 4, 5, 6, 9, 12 and 13)
Total liabilities and shareholders’ equity	$253,157	245,319

See accompanying review report of KPMG LLP and notes to unaudited condensed consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except per share data)

	Three months ended March 31,
	2008	2007
Revenues:
Net premiums earned (note 6)	$43,340	51,463
Net investment income	2,134	2,422
Net realized gains (note 2)	81	—
Agency revenues	2,985	3,307
Other income, net	26	52

Total revenues	48,566	57,244

Expenses:
Claims and claims adjustment expenses (notes 1 and 6)	32,416	43,226
Policy acquisition costs	7,177	9,424
Underwriting and operating expenses	7,855	6,741
Interest expense (notes 4 and 5)	939	1,023

Total expenses	48,387	60,414

Income (loss) before Federal income taxes	179	(3,170)
Federal income taxes (note 1):
Current tax expense	12	—
Deferred tax benefit	—	(620)

Total taxes	12	(620)

Net income (loss)	$167	(2,550)

Income (loss) per common share (notes 1, 7 and 8):
Basic	$.01	(.10)

Diluted	$.01	(.10)

See accompanying review report of KPMG LLP and notes to unaudited condensed consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Loss

(Amounts in thousands)

	Three months ended March 31, 2008 (unaudited)		Twelve months ended December 31, 2007
Common stock:
Balance at beginning of period	$2,512		2,499
Stock issued	—		13

Balance at end of period	$2,512		2,512

Additional paid-in capital:
Balance at beginning of period	$151,451		151,093
Common stock issued	—		(1)
Issuance of restricted common stock	—		(12)
Amortization of unearned compensation	38		141
Restricted common stock units	34		233
Costs associated with common stock issuance	—		(3)

Balance at end of period	$151,523		151,451

Retained deficit:
Balance at beginning of period	$(86,490)		(67,937)
Net income (loss)	167	167	(18,553)	(18,553)

Balance at end of period	$(86,323)		(86,490)

Accumulated other comprehensive loss
Balance at beginning of period	$(489)		(273)
Unrealized losses on securities, net of reclassification adjustment, net of tax (note 3)	(1,355)	(1,355)	(216)	(216)

Comprehensive loss		(1,188)		(18,769)

Balance at end of period	$(1,844)		(489)

Treasury stock
Balance at beginning of period	$(947)		(646)
Purchase of treasury stock	(309)		(301)

Balance at end of period	$(1,256)		(947)

Total shareholders’ equity at end of period	$64,612		66,037

See accompanying review report of KPMG LLP and notes to unaudited condensed consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$167	(2,550)
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Depreciation and amortization	270	177
Non-cash compensation expense	72	178
Realized gains (excluding impairments)	(81)	—
Deferred Federal income tax benefit	—	(620)
Change in accrued investment income	253	184
Change in premiums receivable	(6,371)	(1,711)
Change in reinsurance balances receivable	(677)	100
Change in ceded unpaid claims and claim adjustment expenses	928	1,416
Change in deferred policy acquisition costs	(1,469)	(834)
Change in funds held under reinsurance agreements	(29)	—
Change in other assets	(34)	(1,232)
Change in unpaid claims and claim adjustment expenses	786	(2,227)
Change in unearned premiums	8,332	6,672
Change in premiums payable	(371)	(3,420)
Change in commissions payable	68	(1,382)
Change in accounts payable	917	369
Change in reinsurance balances payable	(474)	223
Change in other liabilities	705	261
Change in current Federal income taxes	12	(58)

Net cash provided by (used for) operating activities	$3,004	(4,454)

(continued)

GAINSCO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Three months ended March 31,
	2007	2006
Cash flows from investing activities:
Bonds available for sale:
Sold	$13,967	2,804
Matured	14,250	1,500
Purchased	(19,200)	(11,849)
Preferred stock purchased	—	(718)
Net change in short term investments	(10,609)	10,212
Property and equipment purchased	(707)	(158)

Net cash (used for) provided by investing activities	(2,299)	1,791

Cash flows from financing activities:
Principal repayment	(100)	—
Purchase of treasury stock	(309)	(83)
Costs associated with issuance of restricted common stock	—	(3)
Net change in cash overdraft	(600)	1,683

Net cash (used for) provided by financing activities	(1,009)	1,597

Net decrease in cash	(304)	(1,066)
Cash at beginning of period	1,722	3,571

Cash at end of period	$1,418	2,505

Supplemental disclosures of non-cash financing activities:

$994,000 and $447,000 in interest was paid during the first three months of 2008 and 2007, respectively (notes 4 and 5).

$57,000 in tax payments were made during the first three months of 2007 (note 1).

See accompanying review report of KPMG LLP and notes to unaudited condensed consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(See accompanying review report of KPMG LLP)

(Unaudited)

(1)	Background and Summary of Accounting Policies

(a)	Basis of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of GAINSCO, INC. (“GAN”) and its wholly-owned subsidiaries (collectively, the “Company” or “we”), MGA Insurance Company, Inc. (“MGA”), GAINSCO Service Corp. (“GSC”), Lalande Financial Group, Inc. (“Lalande”), National Specialty Lines, Inc. (“NSL”) and DLT Insurance Adjusters, Inc. (“DLT”) (Lalande, NSL and DLT collectively, the “Lalande Group”). MGA has one wholly owned subsidiary, MGA Agency, Inc. Another insurance company previously owned by the Company, General Agents Insurance Company of America, Inc. (“General Agents”) was sold in 2007. All significant intercompany accounts and transactions have been eliminated in consolidation.

On November 1, 2007, the Company and MGA Insurance Company completed the sale of General Agents to Montpelier Re U.S. Holdings, Ltd., a subsidiary of Montpelier Re Holdings, Ltd. The Company received $4.75 million, plus $5.0 million of policyholders’ statutory surplus that remained in General Agents at closing. The Company recorded a net gain on sale from this transaction during the fourth quarter of 2007 of approximately $4.6 million, with the net proceeds contributed to policyholders’ surplus of MGA. As part of the closing transaction, all direct obligations of General Agents were assumed 100% through reinsurance by MGA and MGA also indemnified General Agents against all other liabilities existing prior to closing. Additionally, the Company guaranteed the obligations of MGA to General Agents. The liability of the Company is primary, direct and independent of the obligations of MGA. The liability is absolute and shall remain in full force and effect until the obligations have been performed or paid in full. In the event of a guarantee call, the Company would be liable to reimburse General Agents. These liabilities are not deemed to be material to the Company’s consolidated financial position or results of operations and financial condition. The terms of the guarantee provide no maximum potential liability to the Company. The Company guarantees that all payments made by MGA will be final and agrees that, if any, such payment is recovered or repaid by the Company in any bankruptcy, insolvency or similar proceeding instituted by or against MGA, the obligations shall continue as though the payment so recovered or paid had never been originally made on such liabilities. At March 31, 2008, the Company has not recorded any amounts related to such guarantees in the consolidated financial statements as these are neither probable nor reasonably estimated.

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

Certain disclosures have been condensed or omitted from these financial statements. Accordingly, these financial statements should be read with the consolidated financial statements included in our 2007 Annual Report on Form 10-K.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(See accompanying review report of KPMG LLP)

(Unaudited)

(b)	Nature of Operations

The Company’s nonstandard personal auto products are primarily purchased by customers seeking basic coverage and limits of liability required by statutory requirements, or slightly higher. Our products include coverage for third party liability, for bodily injury and physical damage, as well as collision and comprehensive coverage for theft, physical damage and other perils for an insured’s vehicle. Within this context, we offer our products to a wide range of customers who present varying degrees of potential risk to the Company, and we strive to price our products to reflect this range of risk accordingly, in order to earn an underwriting profit. Simultaneously, we selectively attempt to position our product price to be competitive with other companies offering similar products to optimize our likelihood of securing our targeted customers. We offer flexible premium down payment, installment payment, late payment, and policy reinstatement plans that we believe help us secure new customers and retain existing customers, while generating an additional source of income from fees that we charge for those services. We primarily write six month policies in Arizona, Florida, Nevada and New Mexico with one-year policies in California, both one month and six month policies in Texas (“South Central”) and both six-month and one year policies in South Carolina.

GAN expects to use cash during the next twelve months primarily for: (1) interest and principal on the Note payable, (2) interest on the Subordinated debentures, (3) administrative expenses, and (4) investments. The primary sources of cash to meet these obligations are assets held by GAN and dividends from its subsidiaries.

(c)	Claims and Claim Adjustment Expenses

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

We maintain reserves for the payment of claims and claim adjustment expenses for both case and IBNR under policies written by the insurance company subsidiary. These claims reserves are estimates, at a given point in time, of amounts that we expect to pay on incurred claims based on facts and circumstances then known. The amount of case claims reserves is primarily based upon a case-by-case evaluation of the type of claim involved, the circumstances surrounding the claim, and the policy provisions relating to the type of claim. The amount of IBNR claims reserves is estimated on the basis of historical information and anticipated future conditions by lines of insurance. Reserves for claim adjustment expenses are intended to cover the ultimate costs of settling claims, including investigation and defense of lawsuits resulting from such claims. Inflation is implicitly reflected in the reserving process through analysis of cost trends and review of historical reserve results.

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

As of March 31, 2008, the Company had $67,713,000 in net unpaid claims and claim adjustment expenses (“C & CAE”) (Unpaid C & CAE of $75,479,000 less Ceded unpaid C & CAE of $7,766,000). This amount represents management’s best estimate of the ultimate liabilities. The significant operational changes we have recently made in the nonstandard personal auto claims adjustment process and changing claims trends increase the uncertainties which exist in the estimation process and could lead to inaccurate estimates of claim and claim adjustment expense.

As of March 31, 2008 and December 31, 2007, in respect of its runoff lines, the Company had $9,908,000 and $10,275,000, respectively, in net unpaid C & CAE. Historically, the Company has experienced significant volatility in its reserve projections for its commercial lines. This volatility has been primarily attributable to its commercial automobile and general liability product lines. On February 7, 2002, the Company announced it had decided to discontinue writing commercial lines insurance due to continued adverse claims development and unprofitable results. The Company has been settling and reducing its remaining inventory of commercial claims. As of March 31, 2008, 51 runoff claims remained versus 47 at December 31, 2007. The average runoff claim reserve was approximately $194,000 per claim and $219,000 per claim at March 31, 2008 and December 31, 2007, respectively.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(See accompanying review report of KPMG LLP)

(Unaudited)

(d)	Federal Income Taxes

The Company and its subsidiaries file a consolidated Federal income tax return. Deferred income tax items are accounted for under the “asset and liability” method which provides for temporary differences between the reported earnings for financial statement purposes and for tax purposes, primarily deferred policy acquisition costs, the discount on unpaid claims and claim adjustment expenses, net operating loss carryforwards and the nondeductible portion of the change in unearned premiums. The Company paid Federal income taxes of $57,000 for the three months ended March 31, 2007. The Company did not make any payments during 2008.

As of March 31, 2008 the Company has net operating loss carryforwards for tax purposes aggregating $73,842,000. These net operating loss carryforwards of $12,542,000, $33,950,000, $13,687,000, $633,000 and $13,030,000, if not utilized, will expire in 2020, 2021, 2022, 2023 and 2027, respectively. As of March 31, 2008, the tax benefit of the net operating loss carryforwards was $25,106,000, which is calculated by applying the Federal statutory income tax rate of 34% against the net operating loss carryforwards of $73,842,000.

The Company currently has a full valuation allowance for the tax benefit from its net operating loss carryforwards. FASB Statement No. 109, “Accounting for Income Taxes,” requires positive evidence, such as taxable income over the most recent three-year period and other available objective and subjective evidence, for management to conclude that it is “more likely than not” that a portion or all of the deferred tax assets will be realized. While both objective and subjective evidence are considered, it is the Company’s understanding that objective evidence should generally be given more weight in the analysis under Statement No. 109. In making the determination, the Company considered all available evidence, including the fact that the Company incurred a cumulative taxable loss for the three years ended March 31, 2008. The Company does not record a tax valuation allowance relating to the net unrealized losses on investments because it is more likely than not that these losses would reverse or be used in future periods.

The Company adopted the provisions of FASB Interpretation (“FIN”) No. 48 on January 1, 2007. As a result, the Company recognized no additional liability or reduction in deferred tax asset for uncertain tax benefits. The Company has evaluated the tax contingencies in accordance with FIN No. 48. At March 31, 2008, the Company does not have any uncertain tax positions. The Company is subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for 2004 and future years.

(e)	Earnings Per Share

Earnings per share (“EPS”) for the periods ended March 31, 2008 and 2007 is based on a weighted average of the number of common shares outstanding during each year. Basic and diluted EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. For the periods ended March 31, 2008 and 2007, the weighted average shares outstanding, which were utilized in the calculation of basic earnings per share, differ from the weighted average shares outstanding utilized in the calculation of diluted earnings per share due to the effect of dilutive restricted stock units under the Company’s Long-Term Incentive Compensation Plan – see Note 9.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(See accompanying review report of KPMG LLP)

(Unaudited)

(f)	Recent Accounting Pronouncements

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, disallowing the capitalization of transaction costs and changes when restructurings related to acquisitions can be recognized. The standard is effective for fiscal years beginning on or after December 15, 2008 and will only impact the accounting for acquisitions that are made after adoption.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of Statement No. 115” (“Statement No. 159”). Statement No. 159 permits a company to choose, at specified election dates, to measure at fair value certain eligible financial assets and liabilities that are not currently required to be measured at fair value. The specified election dates include, but are not limited to, the date when an entity first recognizes the item, when an entity enters into a firm commitment or when changes in the financial instrument causes it to no longer qualify for fair value accounting under a different accounting standard. An entity may elect the fair value option for eligible items that exist at the effective date. At that date, the difference between the carrying amounts and the fair values of eligible items for which the fair value option is elected should be recognized as a cumulative effect adjustment to the opening balance of retained earnings. The fair value option may be elected for each entire financial instrument, but need not be applied to all similar instruments. Once the fair value option has been elected, it is irrevocable. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. Statement No. 159 is effective as of the beginning of fiscal years that begin after November 15, 2007. The Company adopted SFAS No. 159 effective January 1, 2008, and elected not to measure any of its currently eligible financial assets and liabilities at fair value.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(See accompanying review report of KPMG LLP)

(Unaudited)

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements, for all of its financial assets and liabilities. The statement does not require new fair value measurements, but emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability and provides guidance on how to measure fair value by providing a fair value hierarchy for classification of financial assets or liabilities based upon measurement inputs. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued Staff Position 157-1, “Applications of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purpose of Lease Classification or Measurement under Statement 13” (“FSP 157-1”) which removes leasing transactions from the scope of SFAS No. 157. FSP 157-1 is effective upon adoption of SFAS No. 157. In February, the FASB issued FASB Staff Position No. FAS 127-2 “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring bases, at least annually to fiscal years beginning after November 15, 2008. Any amounts recognized upon adoption as a cumulative effect will be recorded to the opening balance of retained deficit in the year of adoption. The adoption of SFAS No. 157 did not have a material effect on the Company’s results of operations or financial position. See Notes 2, 4 and 5 for the application of SFAS 157 and further details regarding fair value measurement of the Company’s financial assets and liabilities as of March 31, 2008.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”). FIN 48 prescribes a comprehensive financial statement model of how a company should recognize, measure, present, and disclose uncertain tax positions that the Company has taken or expects to take in its income tax returns. Guidance is also provided on derecognition, classification, interest and penalties, interim accounting, and disclosure. FIN 48 requires that only income tax benefits that meet the “more likely than not” recognition threshold be recognized or continue to be recognized on the effective date. Initial derecognition amounts would be reported as a cumulative effect of a change in accounting principle, as an adjustment to the opening balance of retained earnings for the 2007 fiscal year. FIN 48 applies to all tax positions and is effective for the Company beginning in fiscal year 2007. The adoption of FIN 48 did not affect the Company’s consolidated financial position or results of operations and financial condition and no cumulative effect adjustment was required to the January 1, 2007 balance of retained deficit.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(See accompanying review report of KPMG LLP)

(Unaudited)

In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of Statements No. 133 and 140” (“Statement No. 155”). Statement No. 155 (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (v) amends Statement No. 140 to eliminate the exemption from applying the requirements of Statement No. 133 on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. Statement No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006 (the fiscal year beginning January 1, 2007 for the Company). The Company adopted SFAS No. 155 as of January 1, 2007 and has determined there has been no impact on our consolidated financial position or results of operations and financial condition.

In October 2005, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts.” SOP 05-1 provides accounting guidance for DAC associated with internal replacements of insurance and investment contracts other than those set forth in SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments.” SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs through the exchange of an existing contract for a new contract, or by amendment, endorsement or rider to an existing contract, or by the election of a feature or coverage within an existing contract. The Company adopted SOP 05-1 as of January 1, 2007 and has determined there has been no impact on our consolidated financial position or results of operations and financial condition.

(g)	Treasury Stock

The Company records treasury stock in accordance with the “cost method” described in Accounting Principles Board Opinion 6. The Company held 206,024 and 111,731 shares of Common Stock as treasury stock at March 31, 2008 and December 31, 2007, respectively.

(h)	Reclassifications

Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current period presentation. $587,000 previously presented in Other assets at December 31, 2007 has been reclassified to Funds held by reinsured company as of March 31, 2008. $1,615,000 of deferrable marketing and other underwriting expenses for the three months ended March 31, 2007 previously presented in Underwriting and operating expenses has been reclassified to Policy acquisition costs. These reclassifications had no effect on total assets, total liabilities, total shareholders’ equity or net loss as previously reported.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(See accompanying review report of KPMG LLP)

(Unaudited)

(2)	Investments

The net unrealized losses on investments at March 31, 2008 and December 31, 2007 are set forth in the following table:

Investments:	March 31, 2008		December 31, 2007
	(Amounts in thousands)
	Balance	% of Equity	Balance	% of Equity
Unrealized loss	$(2,794)	(4.32)%	(741)	(1.12)%
Deferred tax benefit	950	1.47%	252.38%

Net unrealized loss	$(1,844)	(2.85)%	(489)	(.74)%

The following schedules summarize the amortized cost and estimated fair values of investments in our investment portfolio:

	For the period ended March 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Amounts in thousands)
Fixed maturities:
Bonds available for sale:
U.S. Treasury	$5,842	78	—	5,920
U.S. government agencies (1)	983	24	—	1,007
Corporate bonds	59,502	590	(1,299)	58,793
Asset backed	14,560	151	(13)	14,698
Mortgage backed	38,671	246	(2,298)	36,619
Preferred stocks	475	—	(152)	323
Common stocks	668	—	(138)	530
Certificates of deposit	1,975	5	—	1,980
Short-term investments	54,405	17	(5)	54,417

Total investments	$177,081	1,111	(3,905)	174,287

(1)	Securities not backed by full faith and credit of U.S government.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(See accompanying review report of KPMG LLP)

(Unaudited)

	For the year ended December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Amounts in thousands)
Fixed maturities:
Bonds available for sale:
U.S. Treasury	$5,647	21	—	5,668
U.S. government agencies (1)	3,980	1	(1)	3,980
Corporate bonds	64,808	355	(705)	64,458
Asset backed	15,683	67	(21)	15,729
Mortgage backed	38,330	252	(467)	38,115
Preferred stocks	475	—	(108)	367
Common stocks	668	—	(140)	528
Certificates of deposit	1,970	4	—	1,974
Short-term investments	43,782	4	(2)	43,784

Total investments	$175,343	704	(1,444)	174,603

(1)	Securities not backed by full faith and credit of U.S government.

Investment securities are exposed to a number of factors, including general economic and business environment, changes in the credit quality of the issuer of the fixed income securities, changes in market conditions or disruptions in particular markets, changes in interest rates, or regulatory changes. Fair values of securities fluctuate based on the magnitude of changing market conditions. Our securities are issued by domestic entities and are backed either by collateral or the credit of the underlying issuer. Factors such as an economic downturn, disruptions in the credit markets, a regulatory change pertaining to the issuer’s industry, deterioration in the cash flows or the quality of assets of the issuer, or a change in the issuer’s marketplace may adversely affect our ability to collect principal and interest from the issuer. Both equity and fixed income securities have been affected over the past several years, and may be affected in the future, by significant external events. Credit rating downgrades, defaults, and impairments may result in write-downs in the value of the investment securities held by the Company. The Company regularly monitors its portfolio for pricing changes, which might indicate potential impairments, and performs reviews of securities with unrealized losses. In such cases, changes in fair value are evaluated to determine the extent to which such changes are attributable to (i) fundamental factors specific to the issuer, such as financial conditions, business prospects or other factors, or (ii) market-related factors, such as interest rates. When a security in the Company’s investment portfolio has an unrealized loss in fair value that is deemed to be other than temporary, the Company reduces the book value of such security to its current fair value, recognizing the decline as a realized loss in the Condensed Consolidated Statements of Operations.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(See accompanying review report of KPMG LLP)

(Unaudited)

The following schedules summarize the gross unrealized losses showing the length of time that investments have been continuously in an unrealized loss position as of March 31, 2008 and December 31, 2007:

	For the period ended March 31, 2008
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts in thousands)
Corporate bonds	$10,091	1,102	4,533	197	14,624	1,299
Asset backed	2,046	13	—	—	2,046	13
Mortgaged backed	18,788	847	3,505	1,451	22,293	2,298
Preferred stock	323	152	—	—	323	152
Common stock	530	138	—	—	530	138
Short term investments	3,770	5	—	—	3,770	5

Total temporarily impaired securities	$35,548	2,257	8,038	1,648	43,586	3,905

	For the year ended December 31, 2007
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts in thousands)
U.S. Treasury	$—	—	100	—	100	—
U.S. government agencies (1)	—	—	1,999	1	1,999	1
Corporate bonds	14,150	539	22,680	166	36,830	705
Asset backed	940	1	4,573	20	5,513	21
Mortgaged backed	13,460	349	7,552	118	21,012	467
Preferred stock	367	108	—	—	367	108
Common stock	528	140	—	—	528	140
Short-term investments	4,755	2	—	—	4,755	2

Total temporarily impaired securities	$34,200	1,139	36,904	305	71,104	1,444

(1)	Securities not backed by full faith and credit of U.S government.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(See accompanying review report of KPMG LLP)

(Unaudited)

We completed a thorough review of the securities presented in the table above and determined that none of the securities appeared to have any fundamental issues which would lead us to believe that any were other-than-temporarily impaired. Fair value of investment securities changes in the excess of 12 months category are primarily the result of interest rate fluctuations and such changes comprised less than 2% of Total shareholders’ equity. The unrealized losses on the mortgage-backed and asset-backed securities are primarily due to increases in market interest rates subsequent to their purchase by the Company. At March 31, 2008, the Company’s investment portfolio had eight (8) securities with gross unrealized losses totaling $1,648,000 that were in the excess of 12 months category. Six single issuers were in gross unrealized loss positions greater than $100,000 totaling $1,323,000 that were in the less than 12 months category. At December 31, 2007, the Company’s fixed maturity portfolio had twenty-two (22) securities with gross unrealized losses totaling $305,000 that were in the excess of 12 months category. At March 31, 2008, 91% of the unrealized gross losses were with issuers rated as investment grade by Moody’s. The decline in the market value is primarily related to the decrease in the 3-month London Interbank Offered Rate for U.S. dollar deposits (“LIBOR”), since the purchases of these securities, and the disruptions in the relatively illiquid market in which these securities trade. At this time based upon information currently available, the Company has the ability and it is the Company’s intent to fully recover the principal, which could require the Company to hold these securities until their maturity; therefore, the Company considers the impairment to be temporary.

Certain of our mortgage-backed securities are collateralized by residential mortgage loans that are considered subprime. The cost and fair value of these securities totaled $1,631,000 and $1,152,000 at March 31, 2008, respectively. The cost and fair value of these securities totaled $1,639,000 and $1,553,000 at December 31, 2007, respectively. The decline in the market value is primarily related to the decrease in the 3-month LIBOR, since the purchases of these securities, and the disruptions in the relatively illiquid market in which these securities trade. All of our subprime securities are rated investment grade. At March 31, 2008 and December 31, 2007, we had $8,210,000 and $8,457,000, respectively, in a nonprime collateralized mortgage obligation (Alt-A security) with a single issuer that is rated “BBB” by Standard and Poor’s. The cost and fair value of these investments were $8,477,000 and $7,702,000, respectively, at March 31, 2008 compared to $8,382,000 and $8,331,000, respectively, at December 31, 2007. See Note 14 for discussion of credit markets.

Proceeds from the sale of bond securities totaled $13,967,000 and $2,804,000 for the three months ended March 31, 2008 and 2007, respectively. Proceeds from the sale of bonds for the three months ended March 31, 2007 were related to principal pay downs. There were no sales of other investments in any of the periods presented.

Gross gains of $81,000 were realized on bond sales for the three months ended March 31, 2008. There were no realized losses for the three months ended March 31, 2008 and 2007 and no realized gains for the three months ended March 31, 2007.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(See accompanying review report of KPMG LLP)

(Unaudited)

(3)	Accumulated Other Comprehensive Loss

The following schedule presents the components of the change in accumulated other comprehensive loss:

	Three months ended March 31,
	2008	2007
	(Amounts in thousands)
Unrealized (losses) gains on securities:
Unrealized holding (loss) gain during period	$(1,973)	208
Less: Reclassification adjustment for amounts included in net income for realized gains	81	—

Other comprehensive (loss) income before Federal income taxes	(2,054)	208
Federal income tax benefit (expense)	699	(69)

Other comprehensive (loss) income	$(1,355)	139

(4)	Note Payable

In September 2005, the Company entered into a credit agreement with a commercial bank. Interest, payable monthly, will accrue on any outstanding principal balance at a floating rate equal to the 3 month LIBOR plus a margin (currently 2.00%) to be determined based on the consolidated net worth of the Company and earnings before interest, taxes, depreciation and amortization for the preceding four calendar quarters.

The outstanding principal balance is payable in equal quarterly installments which commenced on October 1, 2007 based on a 60-month amortization schedule, with the balance of the loan payable in full on or before September 30, 2010. The carrying value on the Note payable was $1,800,000 and $1,900,000 at March 31, 2008 and December 31, 2007, respectively. A covenant in the credit agreement requiring the Company to maintain a specified ratio of earnings before interest, taxes, depreciation and amortization to fixed charges was waived by the bank in the fourth quarter of 2007 and the first quarter of 2008. The Company is also required to maintain at least $2,000,000 in cash and/or marketable securities at the holding company level; approximately $5,400,000 was in cash and marketable securities at March 31, 2008. Interest expense of $26,000 and $36,000 was recorded and interest payments of $38,000 and $52,000 were paid for the three months ended March 31, 2008 and 2007, respectively.

(5)	Subordinated Debentures

In January 2006, GAN issued $25,000,000 of 30-year subordinated debentures. They require quarterly interest payments at a floating interest rate equal to the 3-month LIBOR plus a margin of 3.85%. They will mature on March 31, 2036 and are redeemable at GAN’s option beginning after March 31, 2011, in whole or in part, at the liquidation amount of $1,000 per debenture. The Company recorded net interest expense of $536,000 and $577,000, respectively, and interest payments of $551,000 during the first three months of 2008. There was no interest paid during the first three months of 2007.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(See accompanying review report of KPMG LLP)

(Unaudited)

In December 2006, GAN issued $18,000,000 of 30-year subordinated debentures. They require quarterly interest payments at a floating interest rate equal to the 3-month LIBOR plus a margin of 3.75%. They will mature on March 15, 2037 and are redeemable at GAN’s option beginning after March 15, 2012, in whole or in part, at the liquidation amount of $1,000 per debenture. The Company recorded net interest expense of $377,000 and $410,000 and interest payments of $405,000 and $395,000 were paid during the first three months of 2008 and 2007, respectively.

(6)	Reinsurance

On February 7, 2002, the Company announced its decision to cease writing commercial lines insurance due to continued adverse claims development and unprofitable underwriting results. Commercial lines insurance also includes specialty lines.

Assumed

The Company has, in the past utilized reinsurance arrangements with various non-affiliated admitted insurance companies, whereby the Company underwrote the coverage and assumed the policies 100% from the companies. These arrangements required that the Company maintain escrow accounts to assure payment of the unearned premiums and unpaid claims and claim adjustment expenses relating to risks insured through such arrangements and assumed by the Company.

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

As of March 31, 2008 and December 31, 2007, the balance escrow accounts under reinsurance arrangements totaled $23,052,000 and $21,851,000, respectively.

Ceded

Commercial Lines

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

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(See accompanying review report of KPMG LLP)

(Unaudited)

Effective December 31, 2000, the Company entered into a reserve reinsurance cover agreement with a non-affiliated reinsurer. This agreement reinsures the Company’s ultimate net aggregate liability in excess of $32,500,000 up to an aggregate limit of $89,650,000 for net commercial auto liability losses and loss adjustment expense incurred but unpaid as of December 31, 2000. At March 31, 2008 and December 31, 2007, deferred reinsurance gains of $134,000 have been recorded in Other liabilities. For the first quarter of 2007, $1,000 was recorded in Other income. There was no deferred reinsurance gain recorded for the first quarter of 2008. Since its inception at December 31, 2000, $8,916,000 has been recorded in Other income, which represents the reserve development under the reserve reinsurance cover agreement. The remaining deferred gain will be recognized in income in future periods based upon the ratio of claims paid in the $57,150,000 layer to the total of the layer. The reinsurer remains responsible for reimbursing the Company for claim payments covered under this agreement.

Personal Lines

For 2007, the Company maintained catastrophe reinsurance on its nonstandard personal auto physical damage business for property claims of $4,000,000 in excess of $1,000,000 for a single catastrophe, as well as aggregate catastrophe property reinsurance for $3,000,000 in excess of $1,000,000 in the aggregate. In 2008, the Company maintains such reinsurance in the amount of $4,000,000 in excess of $1,000,000 per loss occurrence and additionally, aggregate catastrophe property reinsurance of $3,000,000 in excess of $1,000,000.

The amounts deducted in the Unaudited Condensed Consolidated Statements of Operations for reinsurance ceded for the three months ended March 31, 2008 and 2007, respectively, are set forth in the following table.

	Three months ended March 31,
	2008	2007
	(Amounts in thousands)
Premiums earned – nonstandard personal auto	$294	328

Claims and claim adjustment expenses incurred – nonstandard personal auto	$—	20

Claims and claim adjustment expenses incurred – runoff	$148	(1,304)

The Company remains directly liable to its policyholders for all policy obligations and the reinsuring companies are obligated to the Company to the extent of the reinsured portion of the risks.

(7)	Shareholders’ Equity

The Company has authorized 62,500,000 shares of common stock, par value $.10 per share (the “Common Stock”). Of the authorized shares of Common Stock, 25,121,081 shares were issued and 24,915,057 shares were outstanding as of March 31, 2008 and as of December 31, 2007, 25,121,081 shares were issued and 25,009,350 shares were outstanding. As of March 31, 2008 and December 31, 2007, the Company held 206,024 and 111,731 shares of Common Stock as treasury stock with a cost basis of $6.10 and $8.48, respectively.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(See accompanying review report of KPMG LLP)

(Unaudited)

As of March 31, 2008 and December 31, 2007, Goff Moore Strategic Partners, LP owned approximately 33% of the outstanding Common Stock, Robert W. Stallings owned approximately 22% and James R. Reis owned approximately 11%.

The following table reflects changes in the number of shares of Common Stock issued and outstanding for each period presented:

	2008	2007
Shares outstanding
Balance at beginning of year	25,009,350	24,924,825
Stock issued	—	128,068
Treasury stock acquired	(94,293)	(43,543)

Balance at end of year	24,915,057	25,009,350

In November 2007, the Board of Directors of the Company authorized the repurchase of up to $5 million worth of the Company’s Common Stock. Repurchase may be made from time to time in both the open market and through negotiated transactions.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(See accompanying review report of KPMG LLP)

(Unaudited)

(8)	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2008	2007
	(Amounts in thousands, except per share amounts)
Numerator
Net income (loss)	$167	(2,550)

Numerator for basic earnings per share – income (loss) available to common shareholders	$167	(2,550)

Numerator for diluted earnings per share – income (loss) available to common shareholders after assumed conversions	$167	(2,550)

Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	24,947	24,918

Denominator for diluted earnings per share – adjusted weighted average shares outstanding & assumed conversions	24,973	25,033

Basic earnings per share	$0.01	(.10)

Diluted earnings per share (1)	$0.01	(.10)

(1)	Weighted average shares for all periods presented have been adjusted for the rights offering in November 2006 and August 2005, as well as the reverse stock split in November 2005. Options can be exercised to purchase an aggregate of 82,000 shares of Common Stock. Warrants can be exercised to purchase an aggregate of 388,000 shares of Common Stock. Options and warrants are convertible or exercisable at prices in excess of the price of the Common Stock on March 31, 2008.

(9)	Benefit Plans

The 2005 Long-Term Incentive Compensation Plan (“2005 Plan”) which provides for a maximum of 2,020,000 shares of Common Stock to be available. There are two types of awards, restricted stock units (“RSU”) and restricted stock. The RSU awards are intended for key employees of the Company and are based on the completion of the related service period and the attainment of specific performance criteria.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(See accompanying review report of KPMG LLP)

(Unaudited)

There were 1,211,000 RSU’s granted in 2005 by the Compensation Committee of the Board of Directors, with 20% vesting available in each year beginning with 2005 through 2009, assuming the completion of the related service period and achievement of specific applicable performance levels. In September 2006, the Compensation Committee of the Board of Directors approved modifications to the methodology of calculating vesting of RSU’s. The modifications were a refinement, beginning in 2006, of the calculation of one of the performance criteria and revision of the mechanism by which in 2009 a grantee may earn shares that would not have vested from previous plan years. The Company recognizes compensation expense for awards based on the probability that the related service period and performance level will be achieved depending on the relative satisfaction of the performance level based upon performance to date. Pursuant to the RSU’s awarded in 2006, 116,000 shares of Common Stock were issued to the same key employees in May 2007, at a fair value of $6.69 per share. For the three months ended March 31, 2008 and 2007, $34,000 and $140,000, respectively, was recognized as RSU compensation expense. The related compensation cost for the RSU’s is recorded in the Underwriting and operating expenses line item, consistent with other compensation to these individuals. As of March 31, 2008, unrecognized expense related to nonvested 2005 Plan awards granted in 2005 totaled $6,069,000 (787,000 RSU’s), which could be recognized over a period of one year and nine months, assuming the completion of the related service period and achievement of specific applicable performance levels and in accordance with the provisions of SFAS No. 123R. As a result of the modification of vesting methodology approved in September 2006, the fair value used for determining compensation cost for awards “not probable” (per SFAS No. 123R) of meeting the performance level criteria prior to date of modification is $7.75 per share (the closing price of our Common Stock on the date of modification approval). The 2005 Plan will terminate on December 31, 2010, unless it is terminated earlier by the Board.

Under the 2005 Plan there were 25,000 RSU’s granted in November 2006 by the Compensation Committee, with 40% vesting available in 2007 and 30% vesting available in 2008 and in 2009, assuming the completion of the related service period and achievement of specific applicable performance levels. There were no RSU’s vested in 2007. As of March 31, 2008, unrecognized expense related to nonvested 2005 Plan awards granted in 2006 totaled $167,000 (25,000 RSU’s), which could be recognized over a period of one year and nine months, assuming the completion of the related service period and achievement of specific applicable performance levels and in accordance with the provisions of SFAS No. 123R. The closing price of our Common Stock on the date of this grant was $6.68 per share. For the three months ended March 31, 2007 $4,000 was recognized as compensation expense. There was no compensation expense recognized for the three months ended March 31, 2008.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(See accompanying review report of KPMG LLP)

(Unaudited)

Under the 2005 Plan there were 75,000 RSU’s granted in July 2007 by the Compensation Committee, with 16% vesting available in 2007 and 42% vesting available in 2008 and in 2009, assuming the completion of the related service period and achievement of specific applicable performance levels. Of the 75,000 RSU’s granted, 3,000 shares vested in 2007, subject to the provisions of the Plan. As of March 31, 2008, unrecognized expense related to nonvested 2005 Plan awards granted in 2007 totaled $362,000 (72,000 RSU’s), which could be recognized over a period of one year and nine months, assuming the completion of the related service period and achievement of specific applicable performance levels and in accordance with the provisions of SFAS No. 123R. The closing price of our Common Stock on the date of this grant was $5.00 per share. There was no compensation expense recognized for the three months ended March 31, 2008.

In July 2007, 12,500 shares of restricted stock were granted to an officer of the Company by the Compensation Committee of the Board of Directors, at a fair value of $5.00 per share. Subject to the terms of the agreement, the shares would vest in July 2010, if the officer is employed by the Company. For the three months ended March 31, 2008, $5,000 was recognized in compensation expense for the restricted stock. As of March 31, 2008, unrecognized expense related to the restricted stock granted in 2007 totaled $49,000, which could be recognized over a period of two years and four months. The related compensation cost for the restricted stock was recorded in the Underwriting and operating expenses line item, consistent with other compensation to these individuals.

At March 31, 2008, the Company had one plan under which options to purchase shares of GAN’s Common Stock could be granted: the 1998 Long-Term Incentive Plan (“98 Plan”). The 98 Plan will terminate in 2008, the aggregate number of shares of Common Stock that may be issued under the 98 Plan is limited to 250,000, and options to purchase 82,000 shares were outstanding under this Plan at March 31, 2008. There were no options granted during any of the periods presented.

(10)	Fair Value of Assets

As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (exit price) at the measurement date. We carry bonds available for sale, preferred stock and common stock at fair value.

Effective January 1, 2008, the Company adopted SFAS No. 157 which defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair-value measurements. It requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company has delayed adoption for non-financial assets and non-financial liabilities in accordance with FSP 157-2.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(See accompanying review report of KPMG LLP)

(Unaudited)

SFAS No. 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have created the following fair-value hierarchy:

•	Level 1 – Quoted prices for identical instruments in active markets.

•

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

•	Level 3 – Valuations derived from valuation techniques in which one ore more significant inputs or significant value drivers are unobservable.

When available, the Company generally uses quoted market prices to determine fair value, and classifies such items in Level 1. In some cases where a market price is not available the Company will make use of acceptable practical expedients (such as matrix pricing) to calculate fair value, in which case the items are classified in Level 2. All significant inputs are observable, or derived from observable information in the marketplace, or are supported by observable levels at which transactions are executed in the market place. In other cases where the market price is based on non-binding broker prices or by model driven valuations that utilize significant inputs not based on, or corroborated by readily available market information to calculate fair value, the items are classified in Level 3.

This hierarchy requires the use of observable market data when available.

The quantitative disclosures about the fair value measurements for each major category of assets and liabilities at March 31, 2008 were as follows (in thousands):

	March 31, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury	$5,920	5,920	—	—
U.S. government agencies (1)	1,007	1,007	—	—
Corporate bonds	58,793	44,607	14,186	—
Asset backed	14,698	—	14,698	—
Mortgage backed	36,619	—	36,619	—

Total available-for-sale securities	117,037	51,534	65,503	—
Preferred stocks	323	323	—	—
Common stocks	530	530	—	—
Certificates of deposit	1,980	1,980	—	—
Short-term investments	54,417	46,492	—	7,925

Total invested assets	$174,287	100,859	65,503	7,925

(1)	Securities not backed by full faith and credit of U.S government.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(See accompanying review report of KPMG LLP)

(Unaudited)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Auction Preferred
Balance at January 1, 2008	$—
Total gains or losses (realized/unrealized)
Included in earnings (or changes in net assets)	—
Included in other comprehensive income	—
Purchases, issuances, and settlements	—
Transfers in and/or out of Level 3	7,925

Balance at March 31, 2008	$7,925

The fair values presented above represent our best estimates and may not be substantiated by comparisons to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.

There were no realized gains or losses on Level 3 investments for the three months ended March 31, 2008.

Certain financial instruments and all non-financial instruments are not required to be disclosed. Therefore, the aggregate fair value amounts presented do not purport to represent our underlying value.

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

The following tables present a summary of segment profit (loss) for the three months ended March 31, 2008 and 2007:

	Three months ended March 31, 2008
	Nonstandard Personal Auto Lines	Runoff Lines	Other	Total
	(Amounts in thousands)
Gross premiums written	$51,966	—	—	51,966

Net premiums earned	$43,368	(28)	—	43,340
Net investment income	716	111	1,307	2,134
Net realized gains	—	—	81	81
Agency revenues	2,985	—	—	2,985
Other (expense) income, net	(9)	30	5	26
Expenses, excluding interest expense	(45,000)	(341)	(2,107)	(47,448)
Interest expense	—	—	(939)	(939)

Income (loss) before Federal income taxes	$2,060	(228)	(1,653)	179

	Three months ended March 31, 2007
	Nonstandard Personal Auto Lines	Runoff Lines	Other	Total
	(Amounts in thousands)
Gross premiums written	$58,463	—	—	58,463

Net premiums earned	$51,463	—	—	51,463
Net investment income	802	179	1,441	2,422
Agency revenues	3,307	—	—	3,307
Other income, net	52	—	—	52
(Expenses) income, excluding interest expense	(58,826)	1,148	(1,713)	(59,391)
Interest expense	—	—	(1,023)	(1,023)

(Loss) income before Federal income taxes	$(3,202)	1,327	(1,295)	(3,170)

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

Off-balance-sheet-risk

The Company does not have any financial instruments where there is off-balance-sheet-risk of accounting loss due to credit or market risk. There is credit risk in the premiums receivable and reinsurance balances receivable of the Company. At March 31, 2008 and December 31, 2007, the Company did not have any claims receivables by individual non-affiliated reinsurers that were material with regard to shareholders’ equity.

(13)	Leases

The following table summarizes the Company’s lease obligations as of March 31, 2008:

	Payments due by period
	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
	Amounts in thousands
Total operating leases	$10,619	2,345	3,572	2,209	2,493

Rental expense for the Company was $465,000 and $343,000 for the three months ended March 31, 2008 and 2007, respectively.

(14)	Subsequent Event

Treasury Stock

On April 9, 2008, the Company purchased 623,995 shares of outstanding common stock from seven shareholders under common management for a purchase price of $2.90 per share, for an aggregate purchase price of $1.8 million, in negotiated transactions. The purchases were made pursuant to the previously announced authorization by the Board of Directors for the Company to acquire shares with a purchase price of up to $5 million in the open market and through negotiated transactions.

Investments

Since March 31, 2008 the credit markets have remained in a state of unprecedented stress and turbulence, as the subprime losses have spread through the mortgage market in general, and affected materially all who have participated in residential mortgages.

While actions taken by the Federal Reserve to provide liquidity to the system has provided some relief to certain market segments, the continued fall of the housing market has left the mortgage securities market still extremely illiquid. Much of the actual trading represents distressed sellers; therefore market prices have become volatile and not representative of a reasonable value of the securities.

This situation has become particularly acute in residential mortgage asset backed securities which carry insurance from financial guarantors. The market is not only unsure about the guarantors’ solvency, but is valuing securities based upon their view of the guarantor, and not the performance of the collateral or structure of the security itself. In some cases the underlying rating is superior to that of the guarantor. The Company has $5.2 million (amortized cost) of this type of securities and has the ability and intent to hold to maturity or recovery of their value.

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

Net premiums earned were $43.3 million and $51.5 million in the first quarter of 2008 and 2007, respectively, and gross premiums written were $52.0 million and $58.5 million in the first quarter of 2008 and 2007, respectively. The Company reported net income of $0.2 million for the first quarter of 2008, compared with a net loss of $2.6 million for the first quarter of 2007.

As of March 31, 2008 and December 31, 2007, the statutory surplus of its insurance subsidiary was $96.0 million. The unpaid claims and claim adjustment expenses was $75.5 million at March 31, 2008 and $74.7 million at December 31, 2007, of which unpaid claims and claim adjustment expenses attributable to ongoing nonstandard personal automobile lines was $57.8 million and $55.7 million, respectively.

The following table presents selected financial information in thousands of dollars:

	Three months ended March 31,
	2008	2007
Gross premiums written	$51,966	58,463

Earned premiums	$43,340	51,463

Net income (loss) before Federal income taxes	$179	(3,170)

Federal income tax expense (benefit)	$12	(620)

Net income (loss)	$167	(2,550)

GAAP C & CAE ratio (1)	74.8%	84.0%

GAAP Expense ratio (2) (3)	25.8%	23.2%

GAAP Combined ratio (2)	100.6%	107.2%

(1)	C & CAE is an abbreviation for Claims and Claims Adjustment expenses, stated as a percentage of net premiums earned.
(2)	The Expense and Combined ratios do not reflect expenses of the holding company which include interest expense on the note payable and subordinated debentures.
(3)	Commissions, change in deferred acquisition costs, underwriting expenses and operating expenses (insurance subsidiary only) are offset by agency revenues and are stated as a percentage of net premiums earned.

The decrease in the C & CAE ratio in 2008 from the first quarter of 2007 was primarily due to a smaller amount of unfavorable development for claims occurring in prior accident years on the nonstandard personal auto lines in the first quarter of 2008 versus in the first quarter of 2007 and improvement in the first quarter of 2008 accident period as compared to the first quarter of 2007. The expense ratio increased primarily due to increases in advertising, postage and fee write-offs and a premium deficiency charge in the South Central region.

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

Gross premiums written in the first quarter of 2008 decreased 11% as compared to the first quarter of 2007. We believe the primary reasons to be the result of rate increases and selective reduction in the agency force to seek to reduce unprofitable business. The following table presents gross premiums written by region in thousands of dollars:

	Three months ended March 31,
	2008		2007
	(Amounts in thousands)
Region:
Southeast (Florida, South Carolina)	$30,250	58%	31,563	54%
South Central (Texas)	12,632	25	15,807	27
Southwest (Arizona, Nevada, New Mexico)	8,458	16	9,973	17
West (California)	626	1	1,120	2

Total	$51,966	100%	58,463	100%

Each of the regions recorded premium declines in 2008 from 2007. The percent of premium decrease by region for 2008 from 2007 is as follows: Southeast (4)%, South Central (20)%, Southwest (15)% and West (44)%. Planned rate increases and selective reduction in the agency force to seek to reduce unprofitable business, we believe are the main reasons for the decrease in the gross written premiums, which resulted in the number of policies in force declining 12%. Net premiums earned decreased 16% in the first quarter of 2008 from the first quarter of 2007 primarily as a result of a decline in gross premiums written in the fourth quarter of 2007 and the first quarter of 2008 from the respective prior years’ quarters.

Net investment income decreased $288,000 or (12)% in the first quarter of 2008 primarily due to the 8% decrease in average investments and the general decline in interest rates. The annualized return on average investments was 4.9% for the first quarter of 2008 versus 5.1% for the first quarter of 2007.

Agency revenues decreased $322,000 (10)% in the first quarter of 2008 primarily as a result of the decrease in writings in the fourth quarter of 2007 and the first quarter of 2008 from the respective prior years’ quarters. Agency revenues are primarily fees charged on insureds’ premiums due.

Claims and claim adjustment expenses decreased $10,810,000 (25)% in the first quarter of 2008 as compared with the first quarter of 2007. The C & CAE ratio was 74.8% in the first quarter of 2008 versus 84.0% in the first quarter of 2007. The runoff lines recorded favorable development for prior accident years of approximately $42,000 in the first quarter of 2008 versus $1,380,000 in the first quarter of 2007. The C & CAE ratio for nonstandard personal auto was 74.8% for the first quarter of 2008 versus 86.7% for the first quarter of 2007. The decrease in the C & CAE ratio in the first quarter of 2008 from the first quarter of 2007 was primarily due to a smaller amount of unfavorable development for claims occurring in prior accident years of approximately $1,718,000 in the first quarter of 2008 versus $6,188,000 in the first quarter of 2007 and improvement in the first quarter of 2008 accident period as compared to the first quarter of 2007. The following presents the favorable (unfavorable) development for each of the three major regions in the first quarter of 2008:

•	Southeast Region (Florida and South Carolina)—$419,000 favorable

•	South Central Region (Texas)—$976,000 (unfavorable)

•	Southwest Region (Arizona, Nevada and New Mexico)—$757,000 (unfavorable)

New business and the entry into new territories and product lines, associated with the Company’s growth beginning in 2005, has generally produced higher claims and greater uncertainty in determining reserves than more seasoned in-force business; see ITEM 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The Company’s growth and the associated risks and uncertainties (see ITEM 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007) made it difficult to estimate ultimate claims liabilities, and the unfavorable development occurred as the Company revised previous estimates to reflect current claims data. The unfavorable development for prior accident years includes approximately $300,000 recognized in 2008 relating to “extra-contractual” claims (see ITEM 1A. Risk Factors – “Litigation may adversely affect our financial condition, results of operations and cash flows” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

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

We believe it is reasonably likely that our loss costs could increase or decrease by 2% from current estimates, as remaining claims are recorded and resolved. Loss costs reflect the incurred loss per unit of exposure and are the product of frequency and severity. A 2% increase or decrease in our loss costs would result in unfavorable or favorable development of $7.3 million (based on C & CAE incurred as of March 31, 2008). This estimate of sensitivity is informational only, is not a projection of future results and does not take into account possible effects of extraordinary litigation events (such as class action claims).

Policy acquisition costs include commission expense, change in deferred policy acquisition costs, premium taxes, marketing expense and some underwriting expenses. The decrease of $2,247,000 or (24)% in the first quarter of 2008 is primarily due to the decreases in commission rates, marketing expenses and some underwriting expense offset by a premium deficiency charge, net of anticipated investment income, of $434,000 for expected underwriting losses on the South Central business. The decrease in premiums written from the first quarter of 2007 to the first quarter of 2008 also contributed to the decrease in Policy acquisition costs. The ratio of Policy acquisition costs to Net premiums earned was 17% and 18% for the first quarter of 2008 and 2007, respectively.

Underwriting and operating expenses increased $1,114,000 (17%) in the first quarter of 2008 from the first quarter of 2007 primarily due to an increase in advertising, postage and fee write-offs. As a result, underwriting and operating expenses as a percent of Net premiums earned and Agency revenues were 17% and 12% for the first quarter of 2008 and 2007, respectively.

As of December 31, 2007, the Company had a valuation allowance on the Deferred tax asset for all items, except the deferred tax asset related to net unrealized losses on investments and alternative minimum tax. At March 31, 2008, the Company continued to maintain a valuation allowance on the Deferred tax asset for all items, except the deferred tax asset related to net unrealized losses on investments and alternative minimum tax. The Company had recorded a deferred tax benefit in the first quarter of 2007 as a result of decreasing the valuation allowance for Deferred Federal income taxes. The Company had considered it appropriate at March 31, 2007 to decrease the valuation allowance as a result of available objective and subjective evidence that supported a conclusion, at the time, that it was more likely than not that additional portions of the deferred tax asset would be used in future periods.

Liquidity and Capital Resources

Parent Company

GAN provides administrative and financial services for its wholly owned subsidiaries. GAN needs cash during 2008 primarily for administrative expenses and interest on the Subordinated debentures and the Note payable. GAN has approximately $5.4 million in cash and marketable securities, of which $2.0 million is required to be held for purposes of the Note payable. Another source of cash to meet obligations is statutorily permitted dividend payments from its insurance subsidiary. Statutes restrict the payment of dividends by the insurance company to the available surplus funds. The maximum amount of cash dividends that may be declared without regulatory approval in any 12-month period is the greater of net income for the 12-month period ended the previous December 31 or ten percent (10%) of policyholders’ surplus as of the previous December 31. For 2008, the maximum amount of cash dividends that may be paid without regulatory approval is approximately $9.6 million. GAN believes the cash available from its short-term investments and available dividends from subsidiaries should be sufficient to meet its expected obligations for 2008.

Net Operating Loss Carryforwards

Deferred tax assets are evaluated and a valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. See Note 1(d) “Federal Income Taxes” in Notes to Consolidated Financial Statement appearing under Part 1. Financial Information – Item 1. “Financial Statements” of this report for further discussion.

As a result of losses in prior years, as of March 31, 2008, the Company had net operating loss carryforwards for tax purposes aggregating $73,842,000. These net operating loss carryforwards of $12,542,000, $33,950,000, $13,687,000, $633,000, and $13,030,000, if not utilized, will expire in 2020, 2021, 2022, 2023 and 2027, respectively. As of March 31, 2008, the tax benefit of the net operating loss carryforwards is $25,106,000, which is calculated by applying the Federal statutory income tax rate of 34% against the net operating loss carryforwards of $73,842,000.

As of March 31, 2008 and December 31, 2007, the net deferred tax asset before valuation allowance was $29,518,000 and $28,951,000 and the valuation allowance was $28,568,000 and $28,699,000, respectively. The Company does not record a tax valuation allowance relating to the net unrealized losses on investments because it is more likely than not that these losses would reverse or be used future periods.

Subsidiaries, Principally Insurance Operations

The primary sources of the insurance subsidiary’s liquidity are funds generated from insurance premiums, net investment income and maturing investments. The short-term investments and cash are intended to provide adequate funds to pay claims without selling fixed maturity investments. At March 31, 2008, the insurance subsidiary held short-term investments and cash that the insurance subsidiary believes is at adequate liquidity for the payment of claims and other short-term commitments.

With regard to liquidity, the average duration of the investment portfolio is approximately 1.6 years. Various insurance departments of states in which the Company operates require the deposit of funds to protect policyholders within those states. At March 31, 2008 and December 31, 2007, the balance on deposit for the benefit of such policyholders totaled $5,467,000 and $5,218,000, respectively.

Net cash provided by operating activities was $3,004,000 in the first quarter of 2008 versus $4,454,000 used for operating activities in the first quarter of 2007. The increase in cash provided by operating activities between the quarterly periods was primarily attributable to the decrease in C & CAE payments for nonstandard personal auto more than offsetting the decrease in premiums received in the first quarter of 2008.

Investments and Cash decreased in the first quarter of 2008 primarily as a result of the decline in market value for the period. At March 31, 2008, 85% of the Company’s investments were rated investment grade with an average duration of approximately 1.6 years, including approximately 31% that were held in short-term investments. The Company classifies its bond securities as available for sale. The net unrealized loss associated with the investment portfolio was $1,844,000 (net of tax effects) at March 31, 2008 (see Note 2 of Notes to Condensed Consolidated Financial Statements which appears in Item 1 of this Report).

In early 2008, several bond insurers had their credit ratings downgraded or placed under review by the major nationally recognized credit rating agencies. These downgrades were as a result of a perceived weakening by the rating agencies of the insurers’ financial strength as a result of losses these insurers incurred from mortgage-backed and asset-backed securities they had insured that were experiencing increased delinquencies and defaults from weakening of the economy in general and weakening within the housing market in particular. In light of the market conditions we performed a detailed review of our asset-backed securities to identify the extent to which our asset values may have been impacted by direct exposure to the subprime mortgage loan disruption, as well as broader credit market events. Certain of our mortgage-backed securities are collateralized by residential mortgage loans that are considered subprime. The cost and fair value of these securities totaled $1,631,000 and $1,152,000 and $1,639,000 and $1,553,000 at March 31, 2008 and December 31, 2007, respectively. Our practice for acquiring and monitoring subprime mortgage-backed securities takes into consideration the quality of the originator, quality of the servicer, security credit rating, underlying characteristics of the mortgages, borrower characteristics, level or credit enhancement in the transaction, and bond insurer strength, where applicable. All of our subprime securities are rated investment grade. At March 31, 2008 and December 31, 2007, we had $8,210,000 and $8,457,000, respectively, in a nonprime collateralized mortgage obligation (Alt-A security) with a single issuer that is rated “BBB” by Standard and Poor’s. The cost and fair value of these investments were $8,477,000 and $7,702,000, respectively, at March 31, 2008 compared to $8,382,000 and $8,331,000, respectively, at December 31, 2007. The Company, at this time based upon information currently available, expects to receive all payments on these securities in accordance with their original contractual term as the securities approach their maturity dates or sooner if market yield for such securities decline. The Company, at this time based upon information currently available, has determined that none of the subprime securities are impaired because of credit quality or because of any company or industry specific event. Based on management’s evaluation and intent to hold these securities to maturity if necessary to recover the cost, none of the unrealized losses are considered other than temporary.

Premiums receivable increased primarily due to the increase in premium writings for the first quarter of 2008 over the fourth quarter of 2007. This balance is comprised primarily of premiums due from insureds. Most of the policies are written with a down payment and monthly payment terms of up to four months on six month policies. The Company recorded an allowance for doubtful accounts of $386,000 and $569,000 as of March 31, 2008 and December 31, 2007, respectively, which it considers adequate. The decrease in the allowance for doubtful accounts was due primarily to a decrease in over thirty day receivables.

Ceded unpaid C & CAE decreased as a result of the settlement of commercial claims subject to the commercial excess casualty and quota share reinsurance agreements. This balance represents unpaid C & CAE which have been ceded to reinsurers under the Company’s various reinsurance agreements, other than the reserve reinsurance cover agreement. These amounts are not currently due from the reinsurers but could become due in the future when the Company pays claims and requests reimbursement from the reinsurers.

Deferred policy acquisition costs are principally commissions, premium taxes, marketing expenses and some underwriting expenses which are deferred. Deferred policy acquisition costs increased primarily as a result of the increase in unearned premiums. The Company decreased the premium deficiency that had been recorded at 2007 against deferred policy acquisition costs by $189,000. This was a result of improved expected underwriting losses on the South Central business.

Deferred Federal income taxes include temporary differences and the tax asset from net operating loss carryforwards less a valuation allowance that fully reserves these two items, see “Liquidity and Capital Resources – Net Operating Loss Carryforwards.”

Funds held by reinsured company is primarily comprised of amounts held in trust by various insurance departments for the benefit of General Agents. Under the terms of the sale, General Agents is obligated to return these amounts to the Company when they are released by the insurance department.

Unpaid C & CAE increased primarily as a result of unfavorable development recorded for the nonstandard personal automobile lines. As of March 31, 2008, the Company had $67,713,000 in net unpaid C & CAE (Unpaid C & CAE of $75,479,000 less Ceded unpaid C & CAE of $7,766,000). This amount represents management’s best estimate of the ultimate liabilities. The significant operational changes we have recently made in the nonstandard personal auto claims adjustment process and changing claims trends increase the uncertainties which exist in the estimation process and could lead to inaccurate estimates of claim and claim adjustment expense.

The reserve estimates were made for the quarter ended March 31, 2008 by our in-house actuarial staff. Prior to the third quarter of 2007, an independent actuarial consulting firm had the responsibility for making the reserve estimates used in our financial statements. Beginning with the third quarter of 2007, the estimates are made by our in-house actuarial staff, and we do not rely on a review by the independent actuarial firm to estimate reserves.

As of March 31, 2008 and December 31, 2007, in respect of its runoff lines, the Company had $9,908,000 and $10,275,000, respectively, in net unpaid C & CAE. Historically, the Company has experienced significant volatility in its reserve projections for its commercial lines. This volatility has been primarily attributable to its commercial automobile and general liability product lines. On February 7, 2002, the Company announced it had decided to discontinue writing commercial lines insurance due to continued adverse claims development and unprofitable results. The Company has been settling and reducing its remaining inventory of commercial claims. See “Business Operations—Discontinuance of Commercial Lines.” As of March 31, 2008, 51 runoff claims remained versus 47 at December 31, 2007. The average runoff claim reserve was approximately $194,000 per claim and $219,000 per claim at March 31, 2008 and December 31, 2007, respectively.

Unearned premiums increased primarily as a result of the increase in premium writings for the first quarter of 2008 over the fourth quarter of 2007.

Accounts payable increased primarily due to an increase in return premiums due policyholders and assessments in the first quarter of 2008.

Other liabilities increased primarily due to unearned interest income on an investment security purchased in the first quarter of 2008. Under the terms of this security the Company received the interest income and will recognize it over the life of the security.

Accumulated other comprehensive loss increased as a result of an increase in the unrealized losses on investments. This is a direct result of the activity in the credit markets.

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

These forward-looking statements reflect our current views, but they are based on assumptions and are subject to risks, uncertainties, and other variables which you should consider in making an investment decision, including, (a) operational risks and other challenges associated with rapid growth into new and unfamiliar markets and states, (b) adverse market conditions, including heightened competition, (c) factors considered by A.M. Best in the rating of our insurance subsidiary, and the acceptability of our current rating, or a future rating, to agents and customers, (d) the Company’s ability to adjust and settle the remaining claims associated with our exit from the commercial insurance business on terms consistent with our estimates and reserves, (e) the adoption or amendment of legislation, uncertainties in the outcome of litigation and adverse trends in litigation and regulation, (f) inherent uncertainty arising from the use of estimates and assumptions in decisions about pricing and reserves, (g) the effects on claims levels resulting from natural disasters and other adverse weather conditions, (h) the availability of reinsurance and our ability to collect reinsurance recoverables, (i) the availability and cost of capital, which may be required in order to implement our strategies, and (j) limitations on our ability to use net operating loss carryforwards. Please refer to the Company’s recent SEC filings, including the Annual Report on Form 10-K for the year ended December 31, 2007, for information regarding Risk Factors that could affect the Company’s results.

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

Not applicable.

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

During the quarter ended March 31, 2008, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table details repurchases of Common Stock made by or on behalf of the Company on a monthly basis during the first quarter of 2008:

ISSUER PURCHASES OF EQUITY SECURITIES (1)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) (2) Value of Shares that May Yet Be Purchased Under the Plans or Programs
01/02/2008 – 01/31/2008	27,900	3.2733	27,900	$4,908,675
02/01/2008 – 02/29/2008	44,700	3.1885	44,700	$4,766,148
03/01/2008 – 03/31/2008	15,400	3.4342	15,400	$4,713,261

Total	88,000	3.2584	88,000	$4,713,261

(1)	On November 7, 2007 the Board of Directors authorized the Company to repurchase shares of common stock with a purchase price of up to $5 million in the open market and through negotiated transactions. On January 2, 2008 the Company adopted a plan pursuant to Rule 10b5-1 (the “10b5-1 Plan”) under the Securities Exchange Act of 1934 (the “Exchange Act”), which authorizes an independent third party broker-dealer to purchase up to 1,100,000 shares on behalf of the Company. The plan is intended to enable the Company to purchase common stock from time to time in a manner consistent with applicable laws and regulations, including the provisions of the safe harbor contained in Rule 10b-18 under the Exchange Act and subject to certain price, market, volume and timing constraints specified in the plan. All of the purchases made during the first quarter occurred pursuant to the 10b5-1 Plan, which if not earlier terminated expires on December 15, 2008. The Board’s authorization to purchase shares does not have an expiration date. The Company does not have any other plans regarding purchase of common stock.
(2)	The dollar amounts shown in column (d) are the amounts remaining available as of each month end and as of March 31, 2008 under the Board’s authorization of up to $5,000,000 purchase price. As of March 31, 2008, 1,012,000 additional shares could be purchased under the 10b5-1 Plan, if such shares could be purchased within the $5,000,000 authorization.

Item 6. Exhibits

(a)	Exhibits

*3.1	Restated Articles of Incorporation of Registrant as filed with the Secretary of State of Texas on July 24, 1986 [Exhibit 3.1, filed in Registration Statement No. 33-7846 on Form S-1, effective November 6, 1986].

*3.2	Articles of Amendment to the Articles of Incorporation as filed with the Secretary of State of Texas on June 10, 1988 [Exhibit 3.2, filed in Registration Statement No. 33-25226 on Form S-1, effective November 14, 1988].

*3.3	Articles of Amendment to Articles of Incorporation as filed with the Secretary of State of Texas on August 13, 1993 [Exhibit 3.6, Form 10-K dated March 25, 1994].

*3.4	Articles of Amendment to Articles of Incorporation as filed with the Secretary of State of Texas on November 10, 2005 [Exhibit 3.8, Form 8-K filed November 16, 2005].

*3.5	Statement of Resolution Establishing and Designating Series A Convertible Preferred Stock of Registrant as filed with the Secretary of State of the State of Texas on October 1, 1999 [Exhibit 99.18, Form 8-K dated June 29, 1999].

*3.6	Articles of Amendment to the Statement of Resolution Establishing and Designating the Series A Convertible Preferred Stock of Registrant as filed with the Secretary of State of Texas on January 21, 2005 [Exhibit 4.1, Form 8-K filed January 24, 2005].

*3.7	Bylaws of Registrant as amended through August 11, 2005. [Exhibit 3.8, Form 8-K dated August 9, 2005].

*4.1	Form of Common Stock Certificate [Exhibit 4.6, Form 10-K dated March 28, 1997].

*4.2	Agreement dated August 26, 1994 appointing Continental Stock Transfer & Trust Company transfer agent and registrar [Exhibit 10.28, Form 10-K dated March 30, 1995].

*4.3	Series B Common Stock Purchase Warrant dated as of October 4, 1999 between Registrant and Goff Moore Strategic Partners, L.P. (“GMSP”) [Exhibit 99.20, Form 8-K filed October 7, 1999].

*4.4	First Amendment to Series B Common Stock Purchase Warrant dated as of March 23, 2001 between Registrant and GMSP [Exhibit 99.22, Form 8-K/A filed March 30, 2001].

*4.5	Securities Exchange Agreement dated as of August 27, 2004 between Registrant and GMSP [Exhibit 10.1, Form 8-K filed August 30, 2004].

11.1	Statement regarding Computation of Per Share Earnings (the required information is included in Note 8 of Notes to Condensed Consolidated Financial Statements included in this Report and no separate statement is, or is required to be, filed as an Exhibit).

15.1	Awareness Letter of KPMG LLP †.

31.2	Section 302 Certification – Chief Financial Officer †.

31.1	Section 302 Certification of Chief Executive Officer (certification required pursuant to Rule 13a-14(a) and 15d-14(a)) †.

31.2	Section 302 Certification of Chief Financial Officer (certification required pursuant to Rule 13a-14(a) and 15d-14(a)) †.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer (1).

32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Chief Financial Officer (1).

*—	Exhibit has previously been filed with the Commission as an exhibit in the filing designated in brackets and is incorporated herein by this reference. Registrant’s file number for reports filed under the Securities Exchange Act of 1934 is 1-9828.
†—	Filed herewith.
(1)	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the Registrant as well as in his capacity as Chief Financial Officer.

GAINSCO, INC.

Date: May 15, 2008	By:	/s/ Daniel J. Coots
Daniel J. Coots
Senior Vice President, Treasurer and Chief Financial Officer

INDEX OF EXHIBITS

Exhibit No.	Description
*3.1	Restated Articles of Incorporation of Registrant as filed with the Secretary of State of Texas on July 24, 1986 [Exhibit 3.1, filed in Registration Statement No. 33-7846 on Form S-1, effective November 6, 1986].

*3.2	Articles of Amendment to the Articles of Incorporation as filed with the Secretary of State of Texas on June 10, 1988 [Exhibit 3.2, filed in Registration Statement No. 33-25226 on Form S-1, effective November 14, 1988].

*3.3	Articles of Amendment to Articles of Incorporation as filed with the Secretary of State of Texas on August 13, 1993 [Exhibit 3.6, Form 10-K dated March 25, 1994].

*3.4	Articles of Amendment to Articles of Incorporation as filed with the Secretary of State of Texas on November 10, 2005 [Exhibit 3.8, Form 8-K filed November 16, 2005].

*3.5	Statement of Resolution Establishing and Designating Series A Convertible Preferred Stock of Registrant as filed with the Secretary of State of the State of Texas on October 1, 1999 [Exhibit 99.18, Form 8-K dated June 29, 1999].

*3.6	Articles of Amendment to the Statement of Resolution Establishing and Designating the Series A Convertible Preferred Stock of Registrant as filed with the Secretary of State of Texas on January 21, 2005 [Exhibit 4.1, Form 8-K filed January 24, 2005].

*3.7	Bylaws of Registrant as amended through August 11, 2005. [Exhibit 3.8, Form 8-K dated August 9, 2005].

*4.1	Form of Common Stock Certificate [Exhibit 4.6, Form 10-K dated March 28, 1997].

*4.2	Agreement dated August 26, 1994 appointing Continental Stock Transfer & Trust Company transfer agent and registrar [Exhibit 10.28, Form 10-K dated March 30, 1995].

*4.3	Series B Common Stock Purchase Warrant dated as of October 4, 1999 between Registrant and Goff Moore Strategic Partners, L.P. (“GMSP”) [Exhibit 99.20, Form 8-K filed October 7, 1999].

*4.4	First Amendment to Series B Common Stock Purchase Warrant dated as of March 23, 2001 between Registrant and GMSP [Exhibit 99.22, Form 8-K/A filed March 30, 2001].

*4.5	Securities Exchange Agreement dated as of August 27, 2004 between Registrant and GMSP [Exhibit 10.1, Form 8-K filed August 30, 2004].

11.1	Statement regarding Computation of Per Share Earnings (the required information is included in Note 8 of Notes to Condensed Consolidated Financial Statements included in this Report and no separate statement is, or is required to be, filed as an Exhibit).

15.1	Awareness Letter of KPMG LLP †.

31.1	Section 302 Certification of Chief Executive Officer (certification required pursuant to Rule 13a-14(a) and 15d-14(a)) †.

31.2	Section 302 Certification of Chief Financial Officer (certification required pursuant to Rule 13a-14(a) and 15d-14(a)) †.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer (1).

32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Chief Financial Officer (1).

*—	Exhibit has previously been filed with the Commission as an exhibit in the filing designated in brackets and is incorporated herein by this reference. Registrant’s file number for reports filed under the Securities Exchange Act of 1934 is 1-9828.
†—	Filed herewith.
(1)	Furnished herewith.