Form 10-Q
period 2008-06-30
GAINSCO INC
filed 2008-08-14
CIK 786344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report under Section 13 or 15(d) of the

Securities Exchange Act of 1934

For Quarter Ended June 30, 2008

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

As of August 7, 2008 there were 24,236,202 shares of the registrant’s Common Stock ($.10 par value) outstanding.

GAINSCO, INC. AND SUBSIDIARIES

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007	1

	Condensed Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2008 and 2007 (unaudited)	3

	Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Loss for the Six Months Ended June 30, 2008 (unaudited) and the Twelve Months Ended December 31, 2007	4

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2008 and 2007 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements June 30, 2008 and 2007 (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	37

Item 4.	Controls and Procedures	37

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 4.	Submission of Matters to a Vote of Security Holders	39

Item 6.	Exhibits	40

SIGNATURE		41

(i)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GAINSCO, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data)

	June 30, 2008 (unaudited)	December 31, 2007
Assets
Investments (notes 2 and 3)
Bonds available for sale (amortized cost: $122,120 – 2008, $128,448 – 2007)	$118,534	127,950
Preferred stock (cost: $1,450 – 2008, $475 – 2007)	1,434	367
Common stock (cost: $595 – 2008, $668 – 2007)	459	528
Certificates of deposit (amortized cost: $1,979 – 2008, $1,970 – 2007)	1,980	1,974
Other long-term investments (cost: $2,000 – 2008, $0 – 2007)	2,000	—
Short-term investments (amortized cost: $49,034 – 2008, $43,782 – 2007)	48,752	43,784

Total investments	173,159	174,603
Cash	2,568	1,722
Accrued investment income	1,355	1,445
Premiums receivable (net of allowance for doubtful accounts: $861 – 2008, $569 – 2007)	39,674	39,099
Reinsurance balances receivable (net of allowance for doubtful accounts: $132 – 2008 and 2007)	981	941
Ceded unpaid claims and claim adjustment expenses (note 7)	4,230	8,694
Deferred policy acquisition costs	7,188	7,176
Property and equipment (net of accumulated depreciation and amortization: $6,376 – 2008, $5,557 – 2007)	3,754	3,539
Current Federal income taxes (note 1)	59	72
Deferred Federal income taxes (net of valuation allowance: $28,272 – 2008, $28,699 – 2007) (note 1)	1,367	252
Funds held under reinsurance agreements	3,532	3,590
Other assets	3,586	3,577
Goodwill	609	609

Total assets	$242,062	245,319

(continued)

GAINSCO, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data)

	June 30, 2008 (unaudited)	December 31, 2007
Liabilities and Shareholders’ Equity
Liabilities:
Unpaid claims and claim adjustment expenses (note 1)	$72,931	74,694
Unearned premiums	47,740	44,542
Premiums payable	1,375	2,634
Commissions payable	2,064	2,480
Accounts payable	3,577	3,213
Reinsurance balances payable	597	1,462
Note payable (note 5)	1,700	1,900
Subordinated debentures (note 6)	43,000	43,000
Other liabilities	2,479	1,330
Cash overdraft	3,852	4,027

Total liabilities	179,315	179,282

Commitments and contingencies (notes 1, 5, 6, 7, 10, 12 and 13)
Shareholders’ Equity (notes 8 and 9):
Common stock ($.10 par value, 62,500,000 shares authorized, 25,121,081 shares issued and 24,224,038 shares outstanding at June 30, 2008, and 25,121,081 shares issued and 25,009,350 shares outstanding at December 31, 2007)	2,512	2,512
Additional paid-in capital	151,531	151,451
Accumulated deficit	(85,356)	(86,490)
Accumulated other comprehensive loss (note 4)	(2,653)	(489)
Treasury stock, at cost (897,043 shares at June 30, 2008, and 111,731 shares at December 31, 2007) (notes 1 and 8)	(3,287)	(947)

Total shareholders’ equity	62,747	66,037

Total liabilities and shareholders’ equity	$242,062	245,319

See accompanying notes to unaudited condensed consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenues:
Net premiums earned (note 7)	$44,577	50,970	87,917	102,433
Net investment income	1,795	2,294	3,929	4,716
Net realized (losses) gains (note 2)	(42)	32	39	32
Agency revenues	3,193	3,407	6,178	6,714
Other income (expense), net	8	(62)	34	(10)

Total revenues	49,531	56,641	98,097	113,885

Expenses:
Claims and claims adjustment expenses (notes 1 and 7)	32,049	38,453	64,465	81,679
Policy acquisition costs	7,854	9,313	15,031	18,737
Underwriting and operating expenses	7,977	7,796	15,832	14,537
Interest expense, net (notes 5 and 6)	730	1,018	1,669	2,041

Total expenses	48,610	56,580	96,997	116,994

Income (loss) before Federal income taxes	921	61	1,100	(3,109)
Federal income taxes (note 1):
Current (benefit) expense	(46)	1	(34)	1
Deferred expense	—	796	—	176

Total tax (benefit) expense	(46)	797	(34)	177

Net income (loss)	$967	(736)	1,134	(3,286)

Net income (loss) per common share (notes 1, 8 and 9):
Basic	$.04	(.03)	.05	(.13)

Diluted	$.04	(.03)	.05	(.13)

Weighted average commons shares outstanding (notes 8 and 9):
Basic	24,574	24,955	24,704	24,943

Diluted	24,567	24,955	24,722	24,943

See accompanying notes to unaudited condensed consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Loss

(Amounts in thousands)

	Six months ended June 30, 2008 (unaudited)		Twelve months ended December 31, 2007
Common stock:
Balance at beginning of period	$2,512		2,499
Stock issued	—		13

Balance at end of period	$2,512		2,512

Additional paid-in capital:
Balance at beginning of period	$151,451		151,093
Common stock issued	—		(1)
Issuance of restricted common stock	—		(12)
Amortization of unearned compensation	77		141
Restricted common stock units	3		233
Costs associated with common stock issuance	—		(3)

Balance at end of period	$151,531		151,451

Accumulated deficit:
Balance at beginning of period	$(86,490)		(67,937)
Net income (loss)	1,134	1,134	(18,553)	(18,553)

Balance at end of period	$(85,356)		(86,490)

Accumulated other comprehensive loss
Balance at beginning of period	$(489)		(273)
Unrealized losses on securities, net of reclassification adjustment, net of tax	(2,164)	(2,164)	(216)	(216)

Comprehensive loss		(1,030)		(18,769)

Balance at end of period	$(2,653)		(489)

Treasury stock
Balance at beginning of period	$(947)		(646)
Purchase of treasury stock	(2,340)		(301)

Balance at end of period	$(3,287)		(947)

Total shareholders’ equity at end of period	$62,747		66,037

See accompanying notes to unaudited condensed consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$1,134	(3,286)
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Depreciation and amortization	776	385
Non-cash compensation expense	126	225
Realized gains (excluding impairments)	(39)	(32)
Deferred Federal income tax benefit	—	176
Excess tax benefits from share-based payment arrangements	47	(1)
Change in operating assets and liabilities:
Accrued investment income	90	55
Premiums receivable	(575)	5,155
Reinsurance balances receivable	(40)	(1,450)
Ceded unpaid claims and claim adjustment expenses	4,464	3,330
Deferred policy acquisition costs	(12)	258
Funds held under reinsurance agreements	59	—
Other assets	(45)	(213)
Unpaid claims and claim adjustment expenses	(1,763)	(6,835)
Unearned premiums	3,198	(1,695)
Premiums payable	(1,259)	(3,187)
Commissions payable	(416)	(1,390)
Accounts payable	364	(1,507)
Reinsurance balances payable	(865)	(1,474)
Other liabilities	1,149	29
Current Federal income taxes	(34)	(57)

Net cash provided by (used for) operating activities	$6,359	(11,514)

(continued)

GAINSCO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Six months ended June 30,
	2008	2007
Cash flows from investing activities:
Bonds available for sale:
Sold	$20,274	9,567
Matured	19,190	8,500
Purchased	(33,027)	(30,409)
Certificates of deposit matured	—	200
Certificates of deposit purchased	—	(200)
Preferred stock purchased	(975)	(718)
Common stock sold	68	—
Common stock purchased	—	(367)
Securities purchased but not settled	—	2,174
Other long-term investments purchased	(2,000)	—
Net change in short term investments	(5,247)	26,527
Property and equipment purchased	(1,034)	(808)

Net cash (used for) provided by investing activities	(2,751)	14,466

Cash flows from financing activities:
Principal payment	(200)	—
Purchase of treasury stock	(2,340)	(301)
Costs associated with issuance of restricted common stock	—	(3)
Excess tax benefits from share-based payment arrangements	(47)	1
Net change in cash overdraft	(175)	204

Net cash used for financing activities	(2,762)	(99)

Net increase in cash	846	2,853
Cash at beginning of period	1,722	3,571

Cash at end of period	$2,568	6,424

Supplemental disclosures of non-cash financing activities:

115,568 shares of common stock were issued during the six months ended June 30, 2007 relating to performance share agreement (see notes 9 and 10).

$745,000 and $1,052,000 in interest was paid during the six months ended June 30, 2008 and 2007, respectively (notes 5 and 6).

$58,000 in income tax payments were made during the six months ended June 30, 2007 (note 1).

See accompanying notes to unaudited condensed consolidated financial statements.

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

On November 1, 2007, the Company and MGA Insurance Company completed the sale of General Agents to Montpelier Re U.S. Holdings, Ltd., a subsidiary of Montpelier Re Holdings, Ltd. The Company received $4.75 million, plus $5.0 million of policyholders’ statutory surplus that remained in General Agents at closing. The Company recorded a net gain on sale from this transaction during the fourth quarter of 2007 of approximately $4.6 million, with the net proceeds contributed to policyholders’ surplus of MGA. As part of the closing transaction, all direct obligations of General Agents were assumed 100% through reinsurance by MGA and MGA also indemnified General Agents against all other liabilities existing prior to closing. Additionally, the Company guaranteed the obligations of MGA to General Agents. The liability of the Company is primary, direct and independent of the obligations of MGA. The liability is absolute and shall remain in full force and effect until the obligations have been performed or paid in full. In the event of a guarantee call, the Company would be liable to reimburse General Agents. These liabilities are not deemed to be material to the Company’s consolidated financial position or results of operations and financial condition. The terms of the guarantee provide no maximum potential liability to the Company. The Company guarantees that all payments made by MGA will be final and agrees that, if any, such payment is recovered or repaid by the Company in any bankruptcy, insolvency or similar proceeding instituted by or against MGA, the obligations shall continue as though the payment so recovered or paid had never been originally made on such liabilities. At June 30, 2008, the Company has not recorded any amounts related to such guarantees in the consolidated financial statements as these are neither probable nor reasonably estimated.

The condensed consolidated financial statements included herein have been prepared by GAINSCO, INC. and are unaudited, except for the balance sheet at December 31, 2007, which has been derived from audited consolidated financial statements at that date on the basis of accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the unaudited condensed consolidated interim financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position as of June 30, 2008, the results of operations for each of the three and six-month periods ended June 30, 2008 and 2007, and the cash flows for each of the six-month periods ended June 30, 2008 and 2007.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Although management believes the unaudited interim related disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with GAAP have been condensed or omitted from pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the condensed consolidated financial statements included herein should be read in conjunction with the consolidated audited financial statements and notes there to included in the Company’s 2007 annual report on Form 10-K.

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

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The process of establishing claims reserves is imprecise and reflects significant judgmental factors. In many liability cases, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured claim and the settlement of the claim. The actual emergence of claims and claim adjustment expenses may vary, perhaps materially, from the Company’s estimates thereof, because (a) estimates of liabilities are subject to large potential revisions, as the ultimate disposition of claims incurred prior to the financial statement date, whether reported or not, is subject to the outcome of events that have not yet occurred (e.g., jury decisions, court interpretations, legislative changes (even after coverage is written and reserves are initially set) that broaden liability and policy definitions and increase the severity of claims obligations, changes in the medical condition of claimants, public attitudes and social/economic conditions such as inflation, (b) estimates of claims do not make provision for extraordinary future emergence of new classes of claims or types of claims not sufficiently represented in the Company’s historical database or which are not yet quantifiable, and (c) estimates of future costs are subject to the inherent limitation on the ability to predict the aggregate course of future events.

In determining our reserve estimates for nonstandard personal automobile insurance, for each financial reporting date we record our best estimate, which is a point estimate, of our overall unpaid claims and claim adjustment expenses for both current and prior accident years. Because the underlying processes require the use of estimates and professional actuarial judgment, establishing claims reserves is an inherently uncertain process. As our experience develops and we learn new information, our quarterly reserving process may produce revisions to our previously reported claims reserves, which we refer to as “development,” and such changes may be material. We recognize favorable development when we decrease our previous estimate of ultimate losses, which results in an increase in net income in the period recognized. We recognize unfavorable development when we increase our previous estimate of ultimate losses, which results in a decrease in net income in the period recognized. Accordingly, while we record our best estimate, our claims reserves are subject to potential variability.

As of June 30, 2008, the Company had $68,701,000 in net unpaid claims and claim adjustment expenses (“C & CAE”) (Unpaid C & CAE of $72,931,000 less Ceded unpaid C & CAE of $4,230,000). This amount represents management’s best estimate of the ultimate liabilities. The significant operational changes we have recently made in the nonstandard personal auto claims adjustment process and changing claims trends increase the uncertainties in the estimation process.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(d)	Federal Income Taxes

The Company and its subsidiaries file a consolidated Federal income tax return. Deferred income tax items are accounted for under the “asset and liability” method which provides for temporary differences between the carrying amounts for financial statement purposes and for tax purposes, primarily deferred policy acquisition costs, the discount on unpaid claims and claim adjustment expenses for tax, net operating loss carryforwards and the nondeductible portion of the change in unearned premiums. The Company paid Federal income taxes of $58,000 for the six months ended June 30, 2007. The Company made no payments for the six months ended June 30, 2008.

As of June 30, 2008 the Company has net operating loss carryforwards for tax purposes aggregating $73,415,000. These net operating loss carryforwards of $12,115,000, $33,950,000, $13,687,000, $633,000 and $13,030,000, if not utilized, will expire in 2020, 2021, 2022, 2023 and 2027, respectively. As of June 30, 2008, the tax benefit of the net operating loss carryforwards was $24,961,000, which is calculated by applying the Federal statutory income tax rate of 34% against the net operating loss carryforwards of $73,415,000.

The Company currently has a full valuation allowance for the tax benefit from its net operating loss carryforwards. FASB Statement No. 109, “Accounting for Income Taxes,” requires positive evidence, such as taxable income over the most recent three-year period and other available objective and subjective evidence, for management to conclude that it is “more likely than not” that a portion or all of the deferred tax assets will be realized. While both objective and subjective evidence are considered, it is the Company’s understanding that objective evidence should generally be given more weight in the analysis under Statement No. 109. In making the determination, the Company considered all available evidence, including the fact that the Company incurred a cumulative taxable loss for the three years ended June 30, 2008. The Company does not record a tax valuation allowance relating to the net unrealized losses on investments because it is more likely than not that these losses would reverse or be utilized in future periods. The Company has the ability and it is the Company’s intent to fully recover the principal, which could require the Company to hold these securities until their maturity; therefore, the Company considers the impairment to be temporary.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company adopted the provisions of FASB Interpretation (“FIN”) No. 48 on January 1, 2007. As a result, the Company recognized no additional liability or reduction in deferred tax asset for uncertain tax benefits. The Company has evaluated the tax contingencies in accordance with FIN No. 48. At June 30, 2008, the Company does not have any uncertain tax positions. The Company is subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for 2004 and subsequent years.

(e)	Earnings Per Share

Earnings per share (“EPS”) for the three and six month periods ended June 30, 2008 and 2007 is based on a weighted average of the number of common shares outstanding during each year. Basic and diluted EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. For the periods ended June 30, 2008 and 2007, the weighted average shares outstanding, which were utilized in the calculation of basic earnings per share, differ from the weighted average shares outstanding utilized in the calculation of diluted earnings per share due to the effect of dilutive restricted stock units under the Company’s Long-Term Incentive Compensation Plan – see Note 10.

(f)	Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (“the GAAP hierarchy”). The current GAAP hierarchy is set forth in the AICPA Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles” (“SAS No. 69”). The FASB believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and has issued SFAS No. 162 to achieve the results. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to SAS No. 69. We do not expect the adoption of SFAS No. 162 to have an impact on our consolidated financial position, result of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“No. 141(R)”). SFAS No. 141(R) changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, disallowing the capitalization of transaction costs and changes when restructurings related to acquisitions can be recognized. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will adopt this statement for acquisitions consummated after its effective date and for deferred tax adjustments for acquisitions completed before its effective date.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of Statement No. 115” (“No. 159”). SFAS No. 159 permits a company to choose, at specified election dates, to measure at fair value certain eligible financial assets and liabilities that are not currently required to be measured at fair value. The specified election dates include, but are not limited to, the date when an entity first recognizes the item, when an entity enters into a firm commitment or when changes in the financial instrument causes it to no longer qualify for fair value accounting under a different accounting standard. An entity may elect the fair value option for eligible items that exist at the effective date. At that date, the difference between the carrying amounts and the fair values of eligible items for which the fair value option is elected should be recognized as a cumulative effect adjustment to the opening balance of retained earnings. The fair value option may be elected for each entire financial instrument, but need not be applied to all similar instruments. Once the fair value option has been elected, it is irrevocable. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. SFAS No. 159 is effective as of the beginning of fiscal years that begin after November 15, 2007. Upon our adoption of SFAS No. 159 effective January 1, 2008, we elected not to fair value financial instruments and certain other items under SFAS No. 159. Therefore, this statement had no impact on our consolidated financial position or results of operations and financial condition.

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements, for all of its financial assets and liabilities. The statement does not require new fair value measurements, but emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability and provides guidance on how to measure fair value by providing a fair value hierarchy for classification of financial assets or liabilities based upon measurement inputs. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued Staff Position 157-1, “Applications of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purpose of Lease Classification or Measurement under Statement 13” (“FSP 157-1”) which removes leasing transactions from the scope of SFAS No. 157. FSP 157-1 is effective upon adoption of SFAS No. 157. In February, the FASB issued FASB Staff Position No. FAS 127-2 “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring bases, at least annually to fiscal years beginning after November 15, 2008. Any amounts recognized upon adoption as a cumulative effect will be recorded to the opening balance of retained deficit in the year of adoption. Our adoption of SFAS No. 157 had an immaterial impact on the Company’s results of operations and financial position. See Note 3 for the application of SFAS 157 and further details regarding fair value measurement of the Company’s financial assets and liabilities as of June 30, 2008.

(g)	Treasury Stock

The Company records treasury stock in accordance with the “cost method” described in Accounting Principles Board Opinion 6. The Company held 897,043 and 111,731 shares of Common Stock as treasury stock at June 30, 2008 and December 31, 2007, respectively.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(h)	Reclassifications

Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current period presentation. Previously, $587,000 was presented in Other assets at December 31, 2007 and has been reclassified to Funds held by reinsured company as of June 30, 2008. Previously, $1,981,000 and $3,596,000 of deferrable marketing and other underwriting expenses for the three months and six months ended June 30, 2007 were presented in Underwriting and operating expenses and have been reclassified to Policy acquisition costs, respectively. These reclassifications had no effect on total assets, total liabilities, total shareholders’ equity or net loss as previously reported.

(2)	Investments

The net unrealized losses on investments at June 30, 2008 and December 31, 2007 are set forth in the following table:

	June 30, 2008		December 31, 2007
	(Amounts in thousands)
Investments:	Balance	% of Equity	Balance	% of Equity
Net unrealized losses before taxes	$(4,019)	(6.4%)	(741)	(1.12%)
Deferred tax benefit	(1,366)	(2.2%)	(252)	(.38%)

Net unrealized losses	$(2,653)	(4.2%)	(489)	(.74%)

The following schedules summarize the amortized cost and estimated fair values of investments in our investment portfolio:

	June 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Amounts in thousands)
Fixed maturities:
Bonds available for sale:
U.S. Treasury	$5,727	48	(2)	5,773
U.S. government agencies (1)	2,988	22	(3)	3,007
Corporate bonds	63,154	366	(944)	62,576
Asset backed	11,335	95	(9)	11,421
Mortgage backed	38,916	146	(3,305)	35,757
Preferred stocks	1,450	119	(135)	1,434
Common stocks	595	1	(137)	459
Certificates of deposit	1,979	1	—	1,980
Other long-term investments	2,000	—	—	2,000
Short-term investments	49,034	8	(290)	48,752

Total investments	$177,178	806	(4,825)	173,159

(1)	Securities not backed by full faith and credit of U.S government.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Investment securities are exposed to a number of factors, including general economic and business environment, changes in the credit quality of the issuer of the fixed income securities, changes in market conditions or disruptions in particular markets, changes in interest rates, or regulatory changes. Fair values of securities fluctuate based on the magnitude of changing market conditions. Our securities are issued by domestic entities and are backed either by collateral or the credit of the underlying issuer. Factors such as an economic downturn, disruptions in the credit markets, a regulatory change pertaining to the issuer’s industry, deterioration in the cash flows or the quality of assets of the issuer, or a change in the issuer’s marketplace may adversely affect our ability to collect principal and interest from the issuer. Both equity and fixed income securities have been affected over the past several years, and may be affected in the future, by significant external events. Credit rating downgrades, defaults, and impairments may result in write-downs in the value of the investment securities held by the Company. The Company regularly monitors its portfolio for pricing changes, which might indicate potential impairments, and performs reviews of securities with unrealized losses. In such cases, changes in fair value are evaluated to determine the extent to which such changes are attributable to (i) fundamental factors specific to the issuer, such as financial conditions, business prospects or other factors, or (ii) market-related factors, such as interest rates. When a security in the Company’s investment portfolio has an unrealized loss in fair value that is deemed to be other than temporary, the Company reduces the book value of such security to its current fair value, recognizing the decline as a realized loss in the Condensed Consolidated Statements of Operations and a new cost basis for the security is established.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following schedule summarizes the gross unrealized losses showing the length of time that investments have been continuously in an unrealized loss position:

	June 30, 2008
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts in thousands)
US Treasury	$496	2	—	—	496	2
US government agencies	1,997	3	—	—	1,997	3
Corporate bonds	13,687	697	3,587	247	17,274	944
Asset backed	—	—	1,469	9	1,469	9
Mortgage backed	14,416	1,224	10,733	2,081	25,149	3,305
Preferred stocks	670	135	—	—	670	135
Common stocks	96	38	245	99	341	137
Short term investments	12,628	290	—	—	12,628	290

Total temporarily impaired securities	$43,990	2,389	16,034	2,436	60,024	4,825

	December 31, 2007
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts in thousands)
U.S. Treasury	$—	—	100	—	100	—
U.S. government agencies (1)	—	—	1,999	1	1,999	1
Corporate bonds	14,150	539	22,680	166	36,830	705
Asset backed	940	1	4,573	20	5,513	21
Mortgaged backed	13,460	349	7,552	118	21,012	467
Preferred stock	367	108	—	—	367	108
Common stock	528	140	—	—	528	140
Short-term investments	4,755	2	—	—	4,755	2

Total temporarily impaired securities	$34,200	1,139	36,904	305	71,104	1,444

(1)	Securities not backed by full faith and credit of U.S government.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

We completed a thorough review of the securities presented in the above two tables and determined that none of the securities appeared to have any fundamental issues which would lead us to believe that any were other-than-temporarily impaired. Fair value of investment securities changes in the excess of 12 months category are primarily the result of interest rate fluctuations and such changes comprised less than 4% of total shareholders’ equity. The unrealized losses on the mortgage-backed and asset-backed securities are primarily due to increases in market interest rates subsequent to their purchase by the Company. At June 30, 2008, the Company’s investment portfolio had nineteen securities with gross unrealized losses totaling $2,436,000 that were in the excess of 12 months category. Seven single issuers were in gross unrealized loss positions greater than $100,000 totaling $1,909,000 that were in the less than 12 months category. At December 31, 2007, the Company’s fixed maturity portfolio had twenty-two (22) securities with gross unrealized losses totaling $305,000 that were in the excess of 12 months category. At June 30, 2008, 98% of the unrealized gross losses were with issuers rated as investment grade by Standard and Poor’s. The decline in the market value is primarily related to the decrease in the 3-month London Interbank Offered Rate for U.S. dollar deposits (“LIBOR”), since the purchases of these securities, and the disruptions in the relatively illiquid market in which these securities trade. At this time based upon information currently available, the Company has the ability and it is the Company’s intent to fully recover the principal, which could require the Company to hold these securities until their maturity; therefore, the Company considers the impairment to be temporary.

Certain of our mortgage-backed securities are collateralized by residential mortgage loans that are considered subprime. The cost and fair value of these securities totaled $1,726,000 and $1,032,000 at June 30, 2008, respectively. The cost and fair value of these securities totaled $1,726,000 and $1,553,000 at December 31, 2007, respectively. The decline in the market value is primarily related to the decrease in the 3-month LIBOR, since the purchases of these securities, and the disruptions in the relatively illiquid market in which these securities trade. The single subprime security is rated “BBB” by Standard and Poor’s. At June 30, 2008 and December 31, 2007, we had $7,983,000 and $8,457,000, respectively, in nonprime collateralized mortgage obligations (Alt-A securities) are with issuers rated “AAA” by Standard and Poor’s. The cost and fair value of these investments were $7,951,000 and $7,062,000, respectively, at June 30, 2008 compared to $8,382,000 and $8,331,000, respectively, at December 31, 2007.

During the second quarter of 2008, the Company invested $2,000,000 in a limited partnership that will provide first lien commercial real estate loans, which will typically not exceed two years, for real estate investors and developers seeking to acquire and develop real estate in Texas. The Company has classified this investment as Other long-term investments.

Proceeds from the sale of bond securities approximated $6,307,000 and $6,763,000 for the three months ended June 30, 2008 and 2007, respectively and $20,274,000 and $9,567,000 for the six months ended June 30, 2008 and 2007, respectively. Proceeds from the sale of bonds for the six months ended June 30, 2007 were related to principal pay downs. There were no sales of other investments in any of the periods presented.

Gross gains of $50,000 and $131,000 were realized on bond sales for the three and six months ended June 30, 2008. Gross gains of $32,000 were realized on bond sales for the three and six months ended June 30, 2007. Gross losses of $87,000 were realized on bond sales for the three and six months ended June 30, 2008. Gross losses of $5,000 were realized on common stock sales for the three and six months ended June 30, 2008. There were no realized losses for the three and six months ended June 30, 2007.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(3)	Fair Value of Assets

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

SFAS No. 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. This hierarchy requires the use of observable market data when available. Observable inputs reflect market data obtained from outside sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have created the following fair-value hierarchy:

•	Level 1 – Quoted prices for identical instruments in active markets.

•

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

•	Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

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

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The quantitative disclosures about the fair value measurements for each major category of assets at June 30, 2008 were as follows (in thousands):

	June 30, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury	$5,773	5,773	—	—
U.S. government agencies (1)	3,007	1,997	1,010	—
Corporate bonds	62,576	371	62,105	100
Asset backed	11,421	—	11,421	—
Mortgage backed	35,757	—	35,757	—

Total available-for-sale securities	118,534	8,141	110,293	100
Preferred stocks	1,434	1,434	—	—
Common stocks	459	459	—	—
Certificates of deposit	1,980	255	1,725	—
Other long-term investments	2,000	—	—	2,000
Short-term investments	48,752	29,311	11,786	7,655

Total invested assets	$173,159	39,600	123,804	9,755

(1) Securities not backed by full faith and credit of U.S government.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at January 1, 2008	$998
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	—
Included in other comprehensive loss	(268)
Purchases, issuances, and settlements	8,925
Transfers in and/or out of Level 3	100

Balance at June 30, 2008	$9,755

The fair values presented above represent our best estimates and may not be substantiated by comparisons to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.

There were no realized gains or losses on Level 3 investments for the three and six months ended June 30, 2008.

Certain financial instruments and all non-financial instruments are not required to be disclosed; therefore, the aggregate fair value amounts presented do not purport to represent our underlying value.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(4)	Accumulated Other Comprehensive Loss

The following schedule presents the components of the change in accumulated other comprehensive loss:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(Amounts in thousands)
Unrealized losses on securities:
Unrealized holding loss during period	$(1,266)	(513)	(3,239)	(304)
Less: Reclassification adjustment for amounts included in net income for realized (losses) gains	(42)	32	39	32

Other comprehensive loss before Federal income taxes	(1,224)	(545)	(3,278)	(336)
Federal income tax benefit	(415)	(185)	(1,114)	(115)

Other comprehensive loss	$(809)	(360)	(2,164)	(221)

(5)	Note Payable

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

The outstanding principal balance is payable in equal quarterly installments which commenced on October 1, 2007 based on a 60-month amortization schedule, with the balance of the loan payable in full on or before September 30, 2010. The carrying value on the Note payable was $1,700,000 and $1,900,000 at June 30, 2008 and December 31, 2007, respectively. A covenant in the credit agreement requiring the Company to maintain a specified ratio of earnings before interest, taxes, depreciation and amortization to fixed charges was waived by the bank in the fourth quarter of 2007 and the first and second quarters of 2008. The Company is also required to maintain at least $2,000,000 in cash and/or marketable securities at the holding company level; approximately $2,972,000 was in cash and marketable securities at June 30, 2008. Interest expense of $23,000 and $37,000 was recorded for the three months ended June 30, 2008 and 2007, respectively, and $49,000 and $73,000 for the six months ended June 30, 2008 and 2007, respectively. The Company paid $23,000 and $36,000 during the three months ended June 30, 2008 and 2007, respectively, and $53,000 and $88,000 during the six months ended June 30, 2008 and 2007, respectively.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(6)	Subordinated Debentures

In January 2006, GAN issued $25,000,000 of 30-year subordinated debentures. They require quarterly interest payments at a floating interest rate equal to the 3-month LIBOR plus a margin of 3.85%. They will mature on March 31, 2036 and are redeemable at GAN’s option beginning after March 31, 2011, in whole or in part, at the liquidation amount of $1,000 per debenture. For the three months ended June 30, 2008 and 2007, the Company recorded net interest expense of $409,000 and $576,000, respectively, and $945,000 and $1,153,000 for the six months ended June 30, 2008 and 2007, respectively. The Company paid $421,000 and $593,000 during the three months ended June 30, 2008 and 2007, respectively, and $972,000 and $593,000 during the six months ended June 30, 2008 and 2007, respectively.

In December 2006, GAN issued $18,000,000 of 30-year subordinated debentures. They require quarterly interest payments at a floating interest rate equal to the 3-month LIBOR plus a margin of 3.75%. They will mature on March 15, 2037 and are redeemable at GAN’s option beginning after March 15, 2012, in whole or in part, at the liquidation amount of $1,000 per debenture. For the three months ended June 30, 2008 and 2007, the Company recorded net interest expense of $298,000 and $405,000, respectively, and $675,000 and $815,000 for the six months ended June 30, 2008 and 2007, respectively. The Company paid $300,000 and $422,000 during the three months ended June 30, 2008 and 2007, respectively, and $706,000 and $817,000 during the six months ended June 30, 2008 and 2007, respectively.

(7)	Reinsurance

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

As of June 30, 2008 and December 31, 2007, the balance escrow accounts under reinsurance arrangements totaled $22,859,000 and $21,851,000, respectively.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Effective December 31, 2000, the Company entered into a reserve reinsurance cover agreement with a non-affiliated reinsurer. This agreement reinsures the Company’s ultimate net aggregate liability in excess of $32,500,000 up to an aggregate limit of $89,650,000 for net commercial auto liability losses and loss adjustment expense incurred but unpaid as of December 31, 2000. At June 30, 2008 and December 31, 2007, deferred reinsurance gains of $123,000 and $134,000 have been recorded in Other liabilities. For the second quarter and the first six months of 2008, $11,000 was recorded in Other income. For the second quarter and the first six months of 2007, $1,000 was recorded in Other income. Since its inception at December 31, 2000, $8,927,000 has been recorded in Other income, which represents the reserve development under the reserve reinsurance cover agreement. The remaining deferred gain will be recognized in income in future periods based upon the ratio of claims paid in the $57,150,000 layer to the total of the layer. The reinsurer remains responsible for reimbursing the Company for claim payments covered under this agreement.

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

The amounts deducted in the Unaudited Condensed Consolidated Statements of Operations for reinsurance ceded for the three months and six months ended June 30, 2008 and 2007, respectively, are set forth in the following table:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(Amounts in thousands)
Premiums earned – nonstandard personal auto	$319	233	585	561

Premiums earned – runoff	$—	—	28	—

Claims and claim adjustment expenses (recovered) incurred – nonstandard personal auto	$—	(27)	—	(7)

Claims and claim adjustment expenses (recovered) incurred – runoff	$(75)	(175)	(275)	(1,479)

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(8)	Shareholders’ Equity

The Company has authorized 62,500,000 shares of common stock, par value $.10 per share (the “Common Stock”). Of the authorized shares of Common Stock, 25,121,081 were issued and 24,224,038 were outstanding as of June 30, 2008 and as of December 31, 2007, 25,121,081 shares were issued and 25,009,350 shares were outstanding. As of June 30, 2008 and December 31, 2007, the Company held 897,043 and 111,731 shares of Common Stock as treasury stock with a cost basis of $3.66 and $8.48, respectively.

As of June 30, 2008, Goff Moore Strategic Partners, LP (“GMSP”) owned approximately 34% of the outstanding Common Stock, Robert W. Stallings (“Mr. Stallings”) owned approximately 23% and James R. Reis (“Mr. Reis”) owned approximately 12%. As of December 31, 2007 GMSP owned approximately 34% of the outstanding Common Stock, Mr. Stallings owned approximately 23% and Mr. Reis owned approximately 12%.

The following table reflects changes in the number of shares of Common Stock issued and outstanding for each period presented:

	2008	2007
Shares outstanding
Balance at beginning of year	25,009,350	24,924,825
Stock issued	—	128,068
Treasury stock acquired	(785,312)	(43,543)

Balance at end of year	24,224,038	25,009,350

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

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(9)	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(Amounts in thousands, except per share amounts)
Numerator
Net income (loss)	$967	(736)	1,134	(3,286)
Numerator for basic earnings per share – income (loss) available to common shareholders	$967	(736)	1,134	(3,286)

Numerator for diluted earnings per share – income (loss) available to common shareholders after assumed conversions	$967	(736)	1,134	(3,286)

Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	24,574	24,955	24,704	24,943

Effect of dilutive securities:
Restricted stock units	(7)	—	18	—

Dilutive potential common shares	(7)	—	18	—

Denominator for diluted earnings per share – adjusted weighted average shares outstanding & assumed conversions	24,567	24,955	24,722	24,943

Basic earnings (loss) per share	$.04	(.03)	.05	(.13)

Diluted earnings (loss) per share (1)	$.04	(.03)	.05	(.13)

(1)	Weighted average shares for all periods presented have been adjusted for the rights offering in November 2006 and August 2005, as well as the reverse stock split in November 2005. Options can be exercised to purchase an aggregate of 81,300 shares of Common Stock. Warrants can be exercised to purchase an aggregate of 388,000 shares of Common Stock. Options and warrants are convertible or exercisable at prices in excess of the price of the Common Stock on June 30, 2008.

(10)	Benefit Plans

The 2005 Long-Term Incentive Compensation Plan (“2005 Plan”) provides for a maximum of 2,020,000 shares of Common Stock to be available. There are two types of awards, restricted stock units (“RSU”) and restricted stock. The RSU awards are intended for key employees of the Company and are based on the completion of the related service period and the attainment of specific performance criteria.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

There were 1,211,000 RSU’s granted in 2005 by the Compensation Committee of the Board of Directors, with 20% vesting available in each year beginning with 2005 through 2009, assuming the completion of the related service period and achievement of specific applicable performance levels. In September 2006, the Compensation Committee of the Board of Directors approved modifications to the methodology of calculating vesting of RSU’s. The modifications were a refinement, beginning in 2006, of the calculation of one of the performance criteria and revision of the mechanism by which in 2009 a grantee may earn shares that would not have vested from previous plan years. The Company recognizes compensation expense for awards based on the probability that the related service period and performance level will be achieved depending on the relative satisfaction of the performance level based upon performance to date. Pursuant to the RSU’s awarded in 2006, 116,000 shares of Common Stock were issued to the same key employees in May 2007, at a fair value of $6.69 per share. For the three months ended June 30, 2008 and 2007, $16,000 and $14,000, respectively, was recognized as RSU compensation expense. For the six months ended June 30, 2008 and 2007, $50,000 and $154,000, respectively, was recognized as RSU compensation expense. The related compensation cost for the RSU’s is recorded in the Underwriting and operating expenses line item, consistent with other compensation to these individuals. As of June 30, 2007, 75,000 of the RSU’s granted in 2005 expired and were terminated under provisions of one agreement with one of the key employees whose employment with the Company terminated in June 2007. As of June 30, 2008, unrecognized expense related to nonvested 2005 Plan awards granted in 2005 totaled $6,052,000 (787,000 RSU’s), which could be recognized over a period of one year and six months, assuming the completion of the related service period and achievement of specific applicable performances levels and in accordance with the provisions of SFAS No. 123R. As a result of the modification of vesting methodology approved in September 2006, the fair value used for determining compensation cost for awards “not probable” (per SFAS No. 123R) of meeting the performance level criteria prior to date of modification is $7.75 per share (the closing price of our Common Stock on the date of modification approval). The 2005 Plan will terminate on December 31, 2010, unless it is terminated earlier by the Board.

Under the 2005 Plan there were 25,000 RSU’s granted in November 2006 by the Compensation Committee, with 40% vesting available in 2007 and 30% vesting available in each of 2008 and in 2009, assuming the completion of the related service period and achievement of specific applicable performance levels. There were no RSU’s vested in 2007. As of June 30, 2008, unrecognized expense related to nonvested 2005 Plan awards granted in 2006 totaled $167,000 (25,000 RSU’s), which could be recognized over a period of one year and six months, assuming the completion of the related service period and achievement of specific applicable performance levels and in accordance with the provisions of SFAS No. 123R. The closing price of our Common Stock on the date of this grant was $6.68 per share. For the six months ended June 30, 2007, $4,000 was recognized as compensation expense. There was no compensation expense recognized for the six months ended June 30, 2008.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Under the 2005 Plan there were 75,000 RSU’s granted in July 2007 by the Compensation Committee, with 16% vesting available in 2007 and 42% vesting available in 2008 and in 2009, assuming the completion of the related service period and achievement of specific applicable performance levels. Of the 75,000 RSU’s granted, 3,000 shares vested in 2007, subject to the provisions of the Plan. As of June 30, 2008, unrecognized expense related to nonvested 2005 Plan awards granted in 2007 totaled $362,000 (72,000 RSU’s), which could be recognized over a period of one year and six months, assuming the completion of the related service period and achievement of specific applicable performance levels and in accordance with the provisions of SFAS No. 123R. The closing price of our Common Stock on the date of this grant was $5.00 per share. There was no compensation expense recognized for the three months and six months ended June 30, 2008.

In July 2007, 12,500 shares of restricted stock were granted to an officer of the Company by the Compensation Committee of the Board of Directors, at a fair value of $5.00 per share. Subject to the terms of the agreement, the shares would vest in July 2010, if the officer is employed by the Company. For the three months and six months ended June 30, 2008, $5,000 and $10,000 was recognized in compensation expense for the restricted stock, respectively. As of June 30, 2008, unrecognized expense related to the restricted stock granted in 2007 totaled $44,000, which could be recognized over a period of two years and one month. The related compensation cost for the restricted stock was recorded in the Underwriting and operating expenses line item, consistent with other compensation to these individuals.

At June 30, 2008, the Company had one plan under which options to purchase shares of GAN’s common stock could be granted: the 1998 Long-Term Incentive Plan (“98 Plan”). The 98 Plan will terminate in 2008, the aggregate number of shares of Common Stock that may be issued under the 98 Plan is limited to 250,000, and options to purchase 82,000 shares were outstanding under this Plan at June 30, 2008. There were no options granted during any of the periods presented.

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

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables present a summary of segment profit (loss) for the three months ended June 30, 2008 and 2007:

	Three months ended June 30, 2008
	Nonstandard Personal Auto Lines	Runoff Lines	Other	Total
	(Amounts in thousands)
Gross premiums written	$39,761	—	—	39,761

Net premiums earned	$44,577	—	—	44,577
Net investment income	616	93	1,086	1,795
Net realized loss	—	—	(42)	(42)
Agency revenues	3,193	—	—	3,193
Other (expense) income, net	(22)	28	2	8
Expenses, excluding interest expense	(46,715)	1,121	(2,286)	(47,880)
Interest expense, net	—	—	(730)	(730)

Income (loss) before Federal income taxes	$1,649	1,242	(1,970)	921

	Three months ended June 30, 2007
	Nonstandard Personal Auto Lines	Runoff Lines	Other	Total
	(Amounts in thousands)
Gross premiums written	$42,835	—	—	42,835

Net premiums earned	$50,970	—	—	50,970
Net investment income	751	148	1,395	2,294
Net realized gains	—	—	32	32
Agency revenues	3,407	—	—	3,407
Other expense, net	(62)	—	—	(62)
Expenses, excluding interest expense	(53,971)	641	(2,232)	(55,562)
Interest expense, net	—	—	(1,018)	(1,018)

Income (loss) before Federal income taxes	$1,095	789	(1,823)	61

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables present a summary of segment profit (loss) for the six months ended June 30, 2008 and 2007:

	Six months ended June 30, 2008
	Nonstandard Personal Auto Lines	Runoff Lines	Other	Total
	(Amounts in thousands)
Gross premiums written	$91,727	—	—	91,727

Net premiums earned	$87,945	(28)	—	87,917
Net investment income	1,333	203	2,393	3,929
Net realized gains	—	—	39	39
Agency revenues	6,178	—	—	6,178
Other income (expense), net	(31)	58	7	34
Expenses, excluding interest expense	(91,716)	780	(4,392)	(95,328)
Interest expense, net	—	—	(1,669)	(1,669)

(Loss) income before Federal income taxes	$3,709	1,013	(3,622)	1,100

	Six months ended June 30, 2007
	Nonstandard Personal Auto Lines	Runoff Lines	Other	Total
	(Amounts in thousands)
Gross premiums written	$101,298	—	—	101,298

Net premiums earned	$102,433	—	—	102,433
Net investment income	1,553	327	2,836	4,716
Net realized gains	—	—	32	32
Agency revenues	6,714	—	—	6,714
Other expense, net	(10)	—	—	(10)
Expenses, excluding interest expense	(112,797)	1,789	(3,945)	(114,953)
Interest expense, net	—	—	(2,041)	(2,041)

(Loss) income before Federal income taxes	$(2,107)	2,116	(3,118)	(3,109)

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(12)	Commitments and Contingencies

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

Off-balance-sheet-risk

The Company does not have any financial instruments where there is off-balance-sheet-risk of accounting loss due to credit or market risk. There is credit risk in the premiums receivable and reinsurance balances receivable of the Company. At June 30, 2008 and December 31, 2007, the Company did not have any claims receivables by individual non-affiliated reinsurers that were material with regard to shareholders’ equity.

(13)	Leases

The following table summarizes the Company’s lease obligations as of June 30, 2008:

	Payments due by period
	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
	(Amounts in thousands)
Total operating leases	$9,943	2,080	3,489	2,139	2,235

Rental expense for the Company was $504,000 and $447,000 for the three months ended June 30, 2008 and 2007, respectively, and $969,000 and $790,000 for the six months ended June 30, 2008 and 2007, respectively.

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

Net premiums earned were $44.6 million and $51.0 million in the second quarter of 2008 and 2007, respectively, and were $87.9 million and $102.4 million for the six months ended June 30, 2008 and 2007, respectively. Gross premiums written were $39.8 million and $42.8 million in the second quarter of 2008 and 2007, respectively, and were $91.7 million and $101.3 million for the six months ended June 30, 2008 and 2007, respectively. The Company reported net income of $1.0 million for the second quarter of 2008, compared with a net loss of $0.7 million for the second quarter of 2007. The Company reported net income of $1.1 million for the six months ended June 30, 2008, compared with a net loss of $3.3 million for the six months ended June 30, 2007.

As of June 30, 2008, the statutory surplus of its insurance subsidiary was $99.0, as compared with $96.0 million as of December 31, 2007. The unpaid claims and claim adjustment expenses was estimated at $72.9 million and $74.7 million at June 30, 2008 and December 31, 2007, respectively, of which unpaid claims and claim adjustment expenses attributable to ongoing nonstandard personal automobile lines was $60.4 million and $55.7 million, respectively.

The following table presents selected financial information in thousands of dollars:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Gross premiums written	$39,761	42,835	91,727	101,298

Net premiums earned	$44,577	50,970	87,917	102,433

Income (loss) before Federal income taxes	$921	61	1,100	(3,109)

Federal income tax (benefit) expense	$(46)	797	(34)	177

Net income (loss)	$967	(736)	1,134	(3,286)

GAAP C & CAE ratio (1)	71.9%	75.4%	73.3%	79.7%

GAAP Expense ratio (2) (3)	26.4%	25.3%	26.1%	24.3%

GAAP Combined ratio (2)	98.3%	100.7%	99.4%	104.0%

(1)	C & CAE is an abbreviation for Claims and Claims Adjustment expenses, stated as a percentage of net premiums earned.
(2)	The Expense and Combined ratios do not reflect expenses of the holding company, which include interest expense on the note payable and subordinated debentures.
(3)	Commissions, change in deferred acquisition costs, underwriting expenses and operating expenses (insurance subsidiaries only) are offset by agency revenues and are stated as a percentage of net premiums earned.

We believe rate increases and selective reduction in the agency force are the main reasons for the decrease in gross premiums written and net premiums earned. The decrease in the C & CAE ratio in 2008 from the 2007 periods was primarily due to a smaller amount of unfavorable development for claims occurring in prior accident years on the nonstandard personal auto lines in the second quarter of 2008 versus in the second quarter of 2007 and improvement in the 2008 accident periods as compared to the 2007 accident periods. The expense ratios increased primarily due to increases in advertising, compensation and fee write-offs.

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

The Company continues to settle and reduce its inventory of commercial lines claims, although new claims continue to be asserted. At June 30, 2008, there were 48 claims associated with the Company’s runoff book outstanding, compared to 47 as of December 31, 2007. As of June 30, 2008, in respect of its runoff lines, the Company had $8,324,000 in net unpaid C & CAE compared to $10,275,000 as of December 31, 2007. For the periods presented, the Company has recorded favorable development in unpaid C & CAE from the runoff lines with the settlement and reduction in the inventory of commercial lines claims. See “Results of Operations – Claims and claims adjustment expenses.” Due to the long tail and litigious nature of these claims, the Company anticipates it will take a substantial number of years to complete the adjustment and settlement process with regard to existing claims and the additional claims it expects to receive in the future from its past business writings. Most of the remaining claims are in suit, and the Company’s future results may or may not be impacted either negatively or positively based on its ability to settle the remaining claims and new anticipated claims within its established reserve level.

Results of Operations

The discussion below primarily relates to the Company’s insurance operations, although the selected consolidated financial data appearing elsewhere is on a consolidated basis. The expense item “Underwriting and operating expenses” includes the operating expenses of the holding company, GAINSCO, INC. (“GAN”).

Gross premiums written in the second quarter of 2008 decreased 7% as compared to the second quarter of 2007 and decreased 9% from the first six months of 2008 as compared to the first six months of 2007. We believe the primary reasons to be the result of rate increases and selective reduction in the agency force. The following table presents gross premiums written by region:

	Three months ended June 30,				Six months ended June 30,
	2008		2007		2008		2007
	(Amounts in thousands)
Region:
Southeast (Florida, South Carolina)	$22,172	56%	23,243	54%	52,422	57%	54,806	54%
South Central (Texas)	10,475	26	10,512	25	23,107	25	26,319	26
Southwest (Arizona, Nevada, New Mexico)	6,412	16	8,036	19	14,870	16	18,009	18
West (California)	702	2	1,044	2	1,328	2	2,164	2

Total	$39,761	100%	42,835	100%	91,727	100%	101,298	100%

Each of the regions recorded premium declines in 2008 from 2007. The percent of premium decrease by region for 2008 from 2007 is as follows: Quarterly, Southeast 5%, South Central 1%, Southwest 20% and West 33%; six months, Southeast 4%, South Central 12%, Southwest 17% and West 39%. The number of policies in force declined 5% from June 30, 2007 to June 30, 2008. Net premiums earned decreased 13% in the second quarter of 2008 from the second quarter of 2007 and decreased 14% in the first six months of 2008 from the first six months of 2007 primarily as a result of a decline in gross premiums written in the current quarter and the previous two quarters from the respective prior years’ comparable quarters.

Net investment income decreased $499,000 (22%) in the second quarter of 2008 from the second quarter of 2007 and decreased $787,000 (17%) in the first six months of 2008 from the first six months of 2007, primarily due to the 6% decrease in average investments and the decline in the level of interest rates between these periods. The annualized return on average investments was 4.5% for the first six months of 2008 versus 5.1% for the first six months of 2007.

Agency revenues decreased $214,000 (6%) in the second quarter of 2008 from the second quarter of 2007, and decreased $536,000 (8%) in the first six months of 2008 from the first six months of 2007 primarily as a result of the decrease in writings in the current quarter and the previous two quarters from the respective prior years’ comparable quarters. Agency revenues are primarily fees charged on insureds’ premiums due.

Claims and claims adjustment expenses decreased $6,404,000 (17%) in the second quarter of 2008 as compared to the second quarter of 2007. The C & CAE ratio was 71.9% in the second quarter of 2008 versus 75.4% in the second quarter of 2007. The runoff lines recorded favorable development for prior accident years of approximately $1,300,000 in the second quarter of 2008 and $800,000 in the second quarter of 2007. The C & CAE ratio for nonstandard personal auto was 74.8% for the second quarter of 2008 versus 77.1% for the second quarter of 2007. The decrease in the C & CAE ratio in the second quarter of 2008 from the second quarter of 2007 was primarily due to improvement in the second quarter of 2008 accident period as compared to the second quarter of 2007 accident period.

Claims and claims adjustment expenses decreased $17,214,000 (21%) in the first six months of 2008 from the first six months of 2007. The C & CAE ratio was 73.3% in the first six months of 2008 versus 79.7% in the first six months of 2007. The runoff lines recorded favorable development for prior accident years of approximately $1,300,000 in the first six months of 2008 and $2,200,000 during the first six months of 2007. The C & CAE ratio for nonstandard personal auto was 74.8% for the first six months of 2008 versus 81.9% for the first six months of 2007. The decrease in the C & CAE ratio was primarily due to a smaller amount of unfavorable development for claims occurring in prior accident years of approximately $3,908,000 in the first six months of 2008 versus $8,160,000 in the first six months of 2007, and improvement in the first six months of 2008 accident period as compared to the first six months of 2007 accident period. The following presents the favorable (unfavorable) development for each of the three major regions in the first six months of 2008:

•	Southeast Region (Florida and South Carolina)—$687,000 (unfavorable)

•	South Central Region (Texas)—$1,940,000 (unfavorable)

•	Southwest Region (Arizona, Nevada and New Mexico)—$669,000 (unfavorable)

New business and the entry into new territories and product lines, associated with the Company’s growth beginning in 2005, has generally produced higher claims and greater uncertainty in determining reserves than more seasoned in-force business; see ITEM 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The Company’s growth and the associated risks and uncertainties (see ITEM 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007) made it difficult to estimate ultimate claims liabilities, and the unfavorable development occurred as the Company revised previous estimates to reflect current claims data. The unfavorable development for prior accident years includes approximately $385,000 recognized in 2008 relating to “extra-contractual” claims (see ITEM 1A. Risk Factors – “Litigation may adversely affect our financial condition, results of operations and cash flows” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

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

We believe it is reasonably likely that our loss costs could increase or decrease by 2% from current estimates, as remaining claims are recorded and resolved. Loss costs reflect the incurred loss per unit of exposure and are the product of frequency and severity. A 2% increase or decrease in our loss costs would result in unfavorable or favorable development of $7.8 million (based on C & CAE incurred as of June 30, 2008). This estimate of sensitivity is informational only, is not a projection of future results and does not take into account possible effects of extraordinary litigation events (such as class action claims).

Policy acquisition costs include commission expense, change in deferred policy acquisition costs, premium taxes, marketing expense and some underwriting expenses. The decrease of $1,459,000 in the second quarter of 2008 from the second quarter of 2007 and of $3,706,000 in the first six months of 2008 from the first six months of 2007 was primarily due to the decreases in commission rates, marketing expenses and some underwriting expenses. The decrease in premiums written from the first six months 2007 to the first six months of 2008 also contributed to the decrease in Policy acquisition costs. The ratio of Policy acquisition costs to Net premiums earned was 18% for the second quarter of 2008 and 2007. It was 17% for the first six months of 2008 and 18% for the first six months of 2007.

Underwriting and operating expenses increased $181,000 (2%) in the second quarter of 2008 from the second quarter of 2007 and increased $1,295,000 (9%) in the first six months of 2008, primarily due to an increase in advertising, compensation and fee write-offs. As a result, Underwriting and operating expenses as a percent of Net premiums earned and Agency revenues were 17% and 14% for the second quarter of 2008 and 2007, respectively, 17% and 13% for the first six months of 2008 and 2007, respectively.

Liquidity and Capital Resources

Parent Company

GAN provides administrative and financial services for its wholly owned subsidiaries. GAN needs cash during 2008 primarily for administrative expenses and interest on the Subordinated debentures and the Note payable. GAN has approximately $3.0 million in cash and marketable securities, of which $2.0 million was required to be held in connection with the Note payable as of June 30, 2008. Another source of cash to meet obligations is statutorily permitted dividend payments from its insurance subsidiary. Statutes restrict the payment of dividends by the insurance company to the available surplus funds. The maximum amount of cash dividends that may be declared without regulatory approval in any 12-month period is the greater of net income for the 12-month period ended the previous December 31 or ten percent (10%) of policyholders’ surplus as of the previous December 31. For 2008, the maximum amount of cash dividends that may be paid without regulatory approval is approximately $9.9 million. GAN believes the cash available from its short-term investments and available dividends from subsidiaries should be sufficient to meet its expected obligations for 2008.

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

As a result of losses in prior years, as of June 30, 2008, the Company had net operating loss carryforwards for tax purposes aggregating $73,415,000. These net operating loss carryforwards of $12,115,000, $33,950,000, $13,687,000, $633,000, and $13,030,000, if not utilized, will expire in 2020, 2021, 2022, 2023 and 2027, respectively. As of June 30, 2008, the tax benefit of the net operating loss carryforwards is $25,961,000, which is calculated by applying the Federal statutory income tax rate of 34% against the net operating loss carryforwards of $73,415,000.

As of June 30, 2008 and December 31, 2007, the net deferred tax asset before valuation allowance was $29,639,000 and $28,951,000 and the valuation allowance was $28,272,000 and $28,699,000, respectively. The Company does not record a tax valuation allowance relating to the net unrealized losses on investments because it is more likely than not that these losses would reverse or be used in future periods.

Subsidiaries, Principally Insurance Operations

The primary sources of the insurance subsidiary’s liquidity are funds generated from insurance premiums, net investment income and maturing investments. The short-term investments and cash are intended to provide adequate funds to pay claims without selling fixed maturity investments. At June 30, 2008, the insurance subsidiary held short-term investments and cash that the insurance subsidiary believes is at adequate liquidity for the payment of claims and other short-term commitments.

With regard to liquidity, the average duration of the investment portfolio is approximately 1.6 years. Various insurance departments of states in which the Company operates require the deposit of funds to protect policyholders within those states. At June 30, 2008 and December 31, 2007, the balance on deposit for the benefit of such policyholders totaled $5,425,000 and $5,218,000, respectively.

Net cash provided by operating activities was $6,359,000 for the first six months of 2008 and cash used for operating activities was $11,514,000 for the first six months of 2007. The change in cash as a result of operating activities between the periods was primarily attributable to lower C & CAE paid ratios for nonstandard personal auto between the periods.

The Company has performed a detailed review of our asset-backed securities to identify the extent to which our asset values may have been impacted by direct exposure to the subprime mortgage loan disruption, as well as broader credit market events. Certain of our mortgage-backed securities are collateralized by residential mortgage loans that are considered subprime. The cost and fair value of these securities totaled $1,726,000 and $1,032,000 and $1,726,000 and $1,553,000 at June 30, 2008 and December 31, 2007, respectively. Our practice for acquiring and monitoring subprime mortgage-backed securities takes into consideration the quality of the originator, quality of the servicer, security credit rating, underlying characteristics of the mortgages, borrower characteristics, level or credit enhancement in the transaction, and bond insurer strength, where applicable. The single subprime security is rated “BBB” by Standard and Poor’s. At June 30, 2008 and December 31, 2007, we had $7,983,000 and $8,457,000, respectively, in nonprime collateralized mortgage obligations (Alt-A securities) are with issuers rated “AAA” by Standard and Poor’s. The cost and fair value of these investments were $7,951,000 and $7,062,000, respectively, at June 30, 2008 compared to $8,382,000 and $8,331,000, respectively, at December 31, 2007. The Company, at this time based upon information currently available, expects to receive all payments on these securities in accordance with their original contractual terms as the securities approach their maturity dates, or sooner if market yield for such securities decline. The Company, at this time based upon information currently available, has determined that none of the subprime securities are impaired because of credit quality or because of any company or industry specific event. Based on management’s evaluation and intent to hold these securities to maturity if necessary to recover the cost, none of the unrealized losses are considered other than temporary.

Premiums receivable increased primarily due to the increase in premium writings for the six months ended June 30, 2008 over the six months ended December 31, 2007. This balance is comprised primarily of premiums due from insureds. Most of the policies are written with a down payment and monthly payment terms of up to four months on six month policies. The Company recorded an allowance for doubtful accounts of $861,000 and $569,000 as of June 30, 3008 and December 31, 2007, respectively, which it considers adequate. The increase in the allowance for doubtful accounts was due primarily to an increase in over thirty day receivables.

Ceded unpaid C & CAE decreased as a result of the settlement of runoff claims subject to excess casualty and quota share reinsurance agreements. This balance represents unpaid C & CAE which have been ceded to reinsurers under the Company’s various reinsurance agreements, other than the reserve reinsurance cover agreement. These amounts are not currently due from the reinsurers but could become due in the future when the Company pays the claim and requests reimbursement from the reinsurers.

Deferred Federal income taxes include temporary differences and the tax asset from net operating loss carryforwards less a valuation allowance that fully reserves these two items, see “Liquidity and Capital Resources – Net Operating Loss Carryforwards.” The increase is primarily due to the increase in unrealized losses on investments.

Unpaid C & CAE decreased primarily as a result of favorable development recorded for the runoff lines. As of June 30, 2008, the Company had $68,701,000 in net unpaid C & CAE (Unpaid C & CAE of $72,931,000 less Ceded unpaid C & CAE of $4,230,000). This amount represents management’s best estimate of the ultimate liabilities. The significant operational changes we have recently made in the nonstandard personal auto claims adjustment process and changing claims trends increase the uncertainties which exist in the estimation process and could lead to inaccurate estimates of claim and claim adjustment expense.

The reserve estimates were made as of June 30, 2008 by our in-house actuarial staff. Prior to the third quarter of 2007, an independent actuarial consulting firm had the responsibility for making the reserve estimates used in our financial statements. Beginning with the third quarter of 2007, the estimates are made by our in-house actuarial staff, and we do not rely on a review by the independent actuarial firm to estimate reserves.

As of June 30, 2008 and December 31, 2007, in respect of its runoff lines, the Company had $8,324,000 and $10,275,000, respectively, in net unpaid C & CAE. Historically, the Company has experienced significant volatility in its reserve projections for its runoff lines. This volatility has been primarily attributable to its commercial automobile and general liability product lines. On February 7, 2002, the Company announced it had decided to discontinue writing commercial lines insurance due to continued adverse claims development and unprofitable results. The Company has been settling and reducing its remaining inventory of commercial claims. See “Business Operations—“Discontinuance of Commercial Lines.” As of June 30, 2008, 48 runoff claims remained versus 47 at December 31, 2007. The average runoff claim reserve was approximately $173,000 per claim and $219,000 per claim at June 30, 2008 and December 31, 2007, respectively.

Unearned premiums increased primarily as a result of the increase in premium writings for the six months ended June 30, 2008 over the six months ended December 31, 2007.

Premiums payable, Commissions payable and Reinsurance balances payable decreased due to a fronting reinsurance arrangement that continues to decline. These balances should continue to decline as the Company writes this business direct.

Other liabilities increased primarily due to unearned interest income on an investment security purchased in the first quarter of 2008. Under the terms of this security the Company has received all of the interest income and will recognize it over the life of the security.

Accumulated other comprehensive loss increased as a result of an increase in the unrealized losses on investments, which is a result of the activity in the credit markets discussed previously.

Treasury stock increased as a result of the Company’s purchase of its Common Stock; see PART II, “Other Information” Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

Critical Accounting Policies

Item 7, included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2007, includes a description of the accounting policies and related estimates that we believe are the most critical to understanding our condensed consolidated financial statements, financial condition, and results of operations and cash flows, and which require complex management judgment and assumptions or involve uncertainties. These include, among other things, investments, deferred policy acquisition costs and policy acquisition costs, goodwill, unpaid claims and claim adjustment expenses and income taxes.

Information regarding other significant accounting policies is included in the notes to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2007 and to the notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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

These forward-looking statements reflect our current views, but they are based on assumptions and are subject to risks, uncertainties, and other variables which you should consider in making an investment decision, including, (a) operational risks and other challenges associated with growth into new and unfamiliar markets and states, (b) adverse market conditions, including heightened competition, (c) factors considered by A.M. Best in the rating of our insurance subsidiary, and the acceptability of our current rating, or a future rating, to agents and customers, (d) the Company’s ability to adjust and settle the remaining claims associated with our exit from the commercial insurance business on terms consistent with our estimates and reserves, (e) the adoption or amendment of legislation, uncertainties in the outcome of litigation and adverse trends in litigation and regulation, (f) inherent uncertainty arising from the use of estimates and assumptions in decisions about pricing and reserves, (g) the effects on claims levels resulting from natural disasters and other adverse weather conditions, (h) the availability of reinsurance and our ability to collect reinsurance recoverables, (i) the availability and cost of capital, which may be required in order to implement our strategies, and (j) limitations on our ability to use net operating loss carryforwards. Please refer to the Company’s recent SEC filings, including the Annual Report on Form 10-K for the year ended December 31, 2007, for information regarding Risk Factors that could affect the Company’s results.

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

During the quarter ended June 30, 2008, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table details repurchases of Common Stock made by or on behalf of the Company on a monthly basis during the second quarter of 2008:

ISSUER PURCHASES OF EQUITY SECURITIES (1)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) (2) Value of Shares that May Yet Be Purchased Under the Plans or Programs
04/01/2008 – 04/30/2008	650,995	$2.9091	650,995	$2,819,429
05/01/2008 – 05/30/2008	14,700	$3.5025	14,700	$2,767,943
06/02/2008 – 06/30/2008	18,000	$3.4343	18,000	$2,706,125

Total	683,695	$2.9357	683,695	$2,706,125

(1)	On November 7, 2007 the Board of Directors authorized the Company to repurchase shares of common stock with a purchase price of up to $5 million in the open market and through negotiated transactions. On January 2, 2008 the Company adopted a plan pursuant to Rule 10b5-1 (the “10b5-1 Plan”) under the Securities Exchange Act of 1934 (the “Exchange Act”), which authorizes an independent third party broker-dealer to purchase up to 1,100,000 shares on behalf of the Company. The plan, which if not earlier terminated expires on December 15, 2008, is intended to enable the Company to purchase common stock from time to time in a manner consistent with applicable laws and regulations, including the provisions of the safe harbor contained in Rule 10b-18 under the Exchange Act and subject to certain price, market, volume and timing constraints specified in the plan. Of the purchases made during the second quarter, 59,700 shares were acquired pursuant to the 10b5-1 Plan and 623,995 were purchased in negotiated transactions. The Board’s authorization to purchase shares does not have an expiration date. The Company does not have any other plans regarding purchase of common stock.
(2)	The dollar amounts shown in column (d) are the amounts remaining available as of each month end in the second quarter and as of June 30, 2008 under the Board’s authorization of up to $5,000,000 purchase price. As of June 30, 2008, 952,300 additional shares could be purchased under the 10b5-1 Plan, if such shares could be purchased within the $5,000,000 authorization.

Item 4. Submission of Matters to a Vote of Security Holders

An annual meeting of shareholders of the Company was held on May 28, 2008 in Dallas, Texas. All matters before shareholders at its annual meeting of shareholders were approved, including the election of directors to serve until the next annual meeting and until their successors are duly elected and qualified. The results of the voting were as follows:

Proposal 1.     To elect a Board of Directors consisting of eight persons:

Election of Directors	For	Withheld
Glenn W. Anderson	23,118,712	54,798
Robert J. Boulware	23,117,465	56,045
John C. Goff	23,045,054	128,456
Joel C. Puckett	23,046,557	126,953
Sam Rosen	23,120,215	53,295
Robert W. Stallings	23,116,526	56,984
Harden H. Wiedemann	23,117,465	56,045
John H. Williams	23,117,465	56,045

Item 6. Exhibits

(a)	Exhibits

*3.1	Restated Articles of Incorporation of Registrant as filed with the Secretary of State of Texas on July 24, 1986 [Exhibit 3.1, filed in Registration Statement No. 33-7846 on Form S-1, effective November 6, 1986].

*3.2	Articles of Amendment to the Articles of Incorporation as filed with the Secretary of State of Texas on June 10, 1988 [Exhibit 3.2, filed in Registration Statement No. 33-25226 on Form S-1, effective November 14, 1988].

*3.3	Articles of Amendment to Articles of Incorporation as filed with the Secretary of State of Texas on August 13, 1993 [Exhibit 3.6, Form 10-K dated March 25, 1994].

*3.4	Articles of Amendment to Articles of Incorporation as filed with the Secretary of State of Texas on November 10, 2005 [Exhibit 3.8, Form 8-K filed November 16, 2005].

*3.5	Statement of Resolution Establishing and Designating Series A Convertible Preferred Stock of Registrant as filed with the Secretary of State of the State of Texas on October 1, 1999 [Exhibit 99.18, Form 8-K dated June 29, 1999].

*3.6	Articles of Amendment to the Statement of Resolution Establishing and Designating the Series A Convertible Preferred Stock of Registrant as filed with the Secretary of State of Texas on January 21, 2005 [Exhibit 4.1, Form 8-K filed January 24, 2005].

*3.7	Bylaws of Registrant as amended through August 11, 2005. [Exhibit 3.8, Form 8-K dated August 9, 2005].

*4.1	Form of Common Stock Certificate [Exhibit 4.6, Form 10-K dated March 28, 1997].

*4.2	Agreement dated August 26, 1994 appointing Continental Stock Transfer & Trust Company transfer agent and registrar [Exhibit 10.28, Form 10-K dated March 30, 1995].

*4.3	Series B Common Stock Purchase Warrant dated as of October 4, 1999 between Registrant and Goff Moore Strategic Partners, L.P. (“GMSP”) [Exhibit 99.20, Form 8-K filed October 7, 1999].

*4.4	First Amendment to Series B Common Stock Purchase Warrant dated as of March 23, 2001 between Registrant and GMSP [Exhibit 99.22, Form 8-K/A filed March 30, 2001].

*4.5	Securities Exchange Agreement dated as of August 27, 2004 between Registrant and GMSP [Exhibit 10.1, Form 8-K filed August 30, 2004].

11.1	Statement regarding Computation of Per Share Earnings (the required information is included in Note 8 of Notes to Condensed Consolidated Financial Statements included in this Report and no separate statement is, or is required to be, filed as an Exhibit).

31.1	Section 302 Certification of Chief Executive Officer (certification required pursuant to Rule 13a-14(a) and 15d-14(a)) †.

31.2	Section 302 Certification of Chief Financial Officer (certification required pursuant to Rule 13a-14(a) and 15d-14(a)) †.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer (1).

32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Chief Financial Officer (1).

*—	Exhibit has previously been filed with the Commission as an exhibit in the filing designated in brackets and is incorporated herein by this reference. Registrant’s file number for reports filed under the Securities Exchange Act of 1934 is 1-9828.
†—	Filed herewith.
(1)	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the Registrant as well as in his capacity as Chief Financial Officer.

GAINSCO, INC.

Date: August 14, 2008	By:	/s/ Daniel J. Coots
Daniel J. Coots
Senior Vice President, Treasurer and Chief Financial Officer

INDEX OF EXHIBITS

Exhibit No.	Description
*3.1	Restated Articles of Incorporation of Registrant as filed with the Secretary of State of Texas on July 24, 1986 [Exhibit 3.1, filed in Registration Statement No. 33-7846 on Form S-1, effective November 6, 1986].

*3.2	Articles of Amendment to the Articles of Incorporation as filed with the Secretary of State of Texas on June 10, 1988 [Exhibit 3.2, filed in Registration Statement No. 33-25226 on Form S-1, effective November 14, 1988].

*3.3	Articles of Amendment to Articles of Incorporation as filed with the Secretary of State of Texas on August 13, 1993 [Exhibit 3.6, Form 10-K dated March 25, 1994].

*3.4	Articles of Amendment to Articles of Incorporation as filed with the Secretary of State of Texas on November 10, 2005 [Exhibit 3.8, Form 8-K filed November 16, 2005].

*3.5	Statement of Resolution Establishing and Designating Series A Convertible Preferred Stock of Registrant as filed with the Secretary of State of the State of Texas on October 1, 1999 [Exhibit 99.18, Form 8-K dated June 29, 1999].

*3.6	Articles of Amendment to the Statement of Resolution Establishing and Designating the Series A Convertible Preferred Stock of Registrant as filed with the Secretary of State of Texas on January 21, 2005 [Exhibit 4.1, Form 8-K filed January 24, 2005].

*3.7	Bylaws of Registrant as amended through August 11, 2005. [Exhibit 3.8, Form 8-K dated August 9, 2005].

*4.1	Form of Common Stock Certificate [Exhibit 4.6, Form 10-K dated March 28, 1997].

*4.2	Agreement dated August 26, 1994 appointing Continental Stock Transfer & Trust Company transfer agent and registrar [Exhibit 10.28, Form 10-K dated March 30, 1995].

*4.3	Series B Common Stock Purchase Warrant dated as of October 4, 1999 between Registrant and Goff Moore Strategic Partners, L.P. (“GMSP”) [Exhibit 99.20, Form 8-K filed October 7, 1999].

*4.4	First Amendment to Series B Common Stock Purchase Warrant dated as of March 23, 2001 between Registrant and GMSP [Exhibit 99.22, Form 8-K/A filed March 30, 2001].

*4.5	Securities Exchange Agreement dated as of August 27, 2004 between Registrant and GMSP [Exhibit 10.1, Form 8-K filed August 30, 2004].

11.1	Statement regarding Computation of Per Share Earnings (the required information is included in Note 8 of Notes to Condensed Consolidated Financial Statements included in this Report and no separate statement is, or is required to be, filed as an Exhibit).

31.1	Section 302 Certification of Chief Executive Officer (certification required pursuant to Rule 13a-14(a) and 15d-14(a)) †.

31.2	Section 302 Certification of Chief Financial Officer (certification required pursuant to Rule 13a-14(a) and 15d-14(a)) †.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer (1).

32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Chief Financial Officer (1).

*—	Exhibit has previously been filed with the Commission as an exhibit in the filing designated in brackets and is incorporated herein by this reference. Registrant’s file number for reports filed under the Securities Exchange Act of 1934 is 1-9828.
†—	Filed herewith.
(1)	Furnished herewith.