Form 10-Q
period 2008-09-30
GAINSCO INC
filed 2008-11-13
CIK 786344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report under Section 13 or 15(d) of the

Securities Exchange Act of 1934

For Quarter Ended September 30, 2008	Commission File Number 1-9828

GAINSCO, INC.

(Exact name of registrant as specified in its charter)

Texas	75-1617013
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3333 Lee Parkway, Suite 1200, Dallas, Texas	75219
(Address of principal executive offices)	(Zip Code)

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

As of November 7, 2008 there were 24,198,702 shares of the registrant’s Common Stock ($.10 par value) outstanding.

GAINSCO, INC. AND SUBSIDIARIES

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007	1

	Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2008 and 2007 (unaudited)	3

	Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Loss for the Nine Months Ended September 30, 2008 (unaudited) and the Twelve Months Ended December 31, 2007	4

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2008 and 2007 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements September 30, 2008 and 2007 (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	40

Item 4.	Controls and Procedures	40

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	41

Item 1A.	Risk Factors	41

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 6.	Exhibits	43

SIGNATURE		44

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GAINSCO, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data)

	September 30, 2008 (unaudited)	December 31, 2007
Assets

Investments (notes 2 and 3)
Bonds available for sale (amortized cost: $112,877 – 2008, $128,448 – 2007)	$107,775	127,950
Preferred stocks (cost: $2,972 – 2008, $475 – 2007)	1,880	367
Common stocks (cost: $595 – 2008, $668 – 2007)	330	528
Certificates of deposit (amortized cost: $255 – 2008, $1,970 – 2007)	255	1,974
Other long-term investments (cost: $2,000 – 2008, $0 – 2007)	2,000	—
Short-term investments (amortized cost: $57,637 – 2008, $43,782 – 2007)	57,031	43,784

Total investments	169,271	174,603

Cash	1,108	1,722
Accrued investment income	1,301	1,445
Premiums receivable (net of allowance for doubtful accounts: $888 – 2008, $569 – 2007)	41,981	39,099
Reinsurance balances receivable (net of allowance for doubtful accounts: $132 – 2008 and 2007)	1,146	941
Ceded unpaid claims and claim adjustment expenses (note 7)	2,977	8,694
Deferred policy acquisition costs	8,199	7,176
Property and equipment (net of accumulated depreciation and amortization: $6,484 – 2008, $5,557 – 2007)	3,334	3,539
Current Federal income taxes (note 1)	38	72
Deferred Federal income taxes (net of valuation allowance: $29,851 – 2008, $28,699 – 2007) (note 1)	2,312	252
Funds held under reinsurance agreements	3,213	3,590
Other assets	3,555	3,577
Goodwill	609	609

Total assets	$239,044	245,319

(continued)

GAINSCO, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data)

	September 30, 2008 (unaudited)	December 31, 2007
Liabilities and Shareholders’ Equity
Liabilities:
Unpaid claims and claim adjustment expenses (note 1)	$72,579	74,694
Unearned premiums	50,962	44,542
Premiums payable	868	2,634
Commissions payable	2,012	2,480
Accounts payable	3,584	3,213
Reinsurance balances payable	958	1,462
Note payable (note 5)	1,600	1,900
Subordinated debentures (note 6)	43,000	43,000
Other liabilities	2,273	1,330
Cash overdraft	4,927	4,027

Total liabilities	182,763	179,282

Commitments and contingencies (notes 1, 5, 6, 7, 10, 12 and 13)

Shareholders’ Equity (notes 8 and 9):
Common stock ($.10 par value, 62,500,000 shares authorized, 25,146,745 shares issued and 24,219,802 shares outstanding at September 30, 2008, and 25,121,081 shares issued and 25,009,350 shares outstanding at December 31, 2007)	2,515	2,512
Additional paid-in capital	151,677	151,451
Accumulated deficit	(89,780)	(86,490)
Accumulated other comprehensive loss (note 4)	(4,753)	(489)
Treasury stock, at cost (926,943 shares at September 30, 2008, and 111,731 shares at December 31, 2007) (notes 1 and 8)	(3,378)	(947)

Total shareholders’ equity	56,281	66,037

Total liabilities and shareholders’ equity	$239,044	245,319

See accompanying notes to unaudited condensed consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues:
Net premiums earned (note 7)	$44,070	46,904	131,987	149,337
Net investment income	1,991	2,278	5,920	6,994
Net realized (losses) gains (note 2)	(5,716)	—	(5,677)	32
Agency revenues	3,077	3,038	9,255	9,752
Other income (expense), net	5	(2)	39	(12)

Total revenues	43,427	52,218	141,524	166,103

Expenses:
Claims and claims adjustment expenses (notes 1 and 7)	32,370	37,695	96,835	119,374
Policy acquisition costs	7,040	8,455	22,071	27,192
Underwriting and operating expenses	7,634	8,067	23,466	22,604
Interest expense, net (notes 5 and 6)	739	1,036	2,408	3,077

Total expenses	47,783	55,253	144,780	172,247

Loss before Federal income taxes	(4,356)	(3,035)	(3,256)	(6,144)
Federal income taxes (note 1):
Current expense (benefit)	68	(14)	34	(13)
Deferred expense	—	1,261	—	1,437

Total tax expense	68	1,247	34	1,424

Net loss	$(4,424)	(4,282)	(3,290)	(7,568)

Net loss per common share
(notes 1, 8 and 9):
Basic	$(.18)	(.17)	(.13)	(.30)

Diluted	$(.18)	(.17)	(.13)	(.30)

Weighted average commons shares outstanding (notes 8 and 9):
Basic	24,225	25,003	24,544	24,964

Diluted	24,225	25,007	24,544	24,968

See accompanying notes to unaudited condensed consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Loss

(Amounts in thousands)

	Nine months ended September 30, 2008 (unaudited)		Twelve months ended December 31, 2007
Common stock:
Balance at beginning of period	$2,512		2,499
Stock issued	3		13

Balance at end of period	$2,515		2,512

Additional paid-in capital:
Balance at beginning of period	$151,451		151,093
Common stock issued	(2)		(1)
Issuance of restricted common stock	—		(12)
Amortization of unearned compensation	114		141
Restricted common stock units	114		233
Costs associated with common stock issuance	—		(3)

Balance at end of period	$151,677		151,451

Accumulated deficit:
Balance at beginning of period	$(86,490)		(67,937)
Net loss	(3,290)	(3,290)	(18,553)	(18,553)

Balance at end of period	$(89,780)		(86,490)

Accumulated other comprehensive loss
Balance at beginning of period	$(489)		(273)
Unrealized losses on securities, net of reclassification adjustment, net of tax	(4,264)	(4,264)	(216)	(216)

Comprehensive loss		(7,554)		(18,769)

Balance at end of period	$(4,753)		(489)

Treasury stock
Balance at beginning of period	$(947)		(646)
Purchase of treasury stock	(2,431)		(301)

Balance at end of period	$(3,378)		(947)

Total shareholders’ equity at end of period	$56,281		66,037

See accompanying notes to unaudited condensed consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities:

Net loss	$(3,290)	(7,568)
Adjustments to reconcile net loss to cash provided by (used for) operating activities:
Depreciation and amortization	1,343	657
Other-than-temporary impairment of investments	5,028	—
Non-cash compensation expense	228	317
Realized losses (gains) (excluding other-than-temporary impairments)	649	(32)
Deferred Federal income tax benefit	—	1,437
Change in operating assets and liabilities:
Accrued investment income	144	467
Premiums receivable	(2,882)	6,020
Reinsurance balances receivable	(205)	290
Ceded unpaid claims and claim adjustment expenses	5,717	3,304
Deferred policy acquisition costs	(1,023)	569
Funds held under reinsurance agreements	377	—
Other assets	345	63
Unpaid claims and claim adjustment expenses	(2,115)	(4,937)
Unearned premiums	6,420	(2,414)
Premiums payable	(1,766)	(3,460)
Commissions payable	(468)	(1,815)
Accounts payable	371	(1,712)
Reinsurance balances payable	(504)	(2,370)
Other liabilities	943	(74)
Current Federal income taxes	34	(73)

Net cash provided by (used for) operating activities	$9,346	(11,331)

(continued)

GAINSCO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Nine months ended September 30,
	2008	2007
Cash flows from investing activities:
Bonds available for sale:
Sold	$23,903	11,523
Matured	33,965	14,250
Purchased	(43,821)	(40,796)
Certificates of deposit sold	255	—
Certificates of deposit matured	1,725	455
Certificates of deposit purchased	(255)	(455)
Preferred stocks purchased	(2,825)	(475)
Common stocks sold (purchased)	68	(500)
Securities purchased but not settled	(375)
Other long-term investments purchased	(2,000)	—
Net change in short term investments	(17,636)	30,713
Property and equipment purchased	(1,133)	(894)

Net cash (used for) provided by investing activities	(8,129)	13,821

Cash flows from financing activities:
Principal payment	(300)	—
Purchase of treasury stock	(2,431)	(301)
Costs associated with issuance of restricted common stock	—	(3)
Excess tax benefits from share-based payment arrangements	—	1
Net change in cash overdraft	900	(720)

Net cash used for financing activities	(1,831)	(1,023)

Net (decrease) increase in cash	(614)	1,467
Cash at beginning of period	1,722	3,571

Cash at end of period	$1,108	5,038

Supplemental disclosures of non-cash financing activities:
25,664 and 128,068 shares of common stock were issued during the nine months ended September 30, 2008 and 2007, respectively, relating to performance share agreement (see notes 9 and 10).
$2,481,000 and $2,561,000 in interest was paid during the nine months ended September 30, 2008 and 2007, respectively (notes 5 and 6).
$58,000 in income tax payments were made during the nine months ended September 30, 2007 (note 1).

See accompanying notes to unaudited condensed consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)	Background and Summary of Accounting Policies

(a)	Basis of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of GAINSCO, INC. (“GAN”) and its wholly-owned subsidiaries (collectively, the “Company” or “we”), MGA Insurance Company, Inc. (“MGA”), GAINSCO Service Corp. (“GSC”), Lalande Financial Group, Inc. (“Lalande”), National Specialty Lines, Inc. (“NSL”) and DLT Insurance Adjusters, Inc. (“DLT”). MGA has one wholly owned subsidiary, MGA Agency, Inc. Another insurance company previously owned by the Company, General Agents Insurance Company of America, Inc. (“General Agents”) was sold in 2007. All significant intercompany accounts and transactions have been eliminated in consolidation.

On November 1, 2007, the Company and MGA Insurance Company completed the sale of General Agents to Montpelier Re U.S. Holdings, Ltd., a subsidiary of Montpelier Re Holdings, Ltd. The Company received $4.75 million, plus $5.0 million of policyholders’ statutory surplus that remained in General Agents at closing. The Company recorded a net gain on sale from this transaction during the fourth quarter of 2007 of approximately $4.6 million, with the net proceeds contributed to policyholders’ surplus of MGA. As part of the closing transaction, all direct obligations of General Agents were assumed 100% through reinsurance by MGA and MGA also indemnified General Agents against all other liabilities existing prior to closing. Additionally, the Company guaranteed the obligations of MGA to General Agents. The liability of the Company is primary, direct and independent of the obligations of MGA. The liability is absolute and shall remain in full force and effect until the obligations have been performed or paid in full. In the event of a guarantee call, the Company would be liable to reimburse General Agents. These liabilities are not deemed to be material to the Company’s consolidated financial position or results of operations and financial condition. The terms of the guarantee provide no maximum potential liability to the Company. The Company guarantees that all payments made by MGA will be final and agrees that, if any, such payment is recovered or repaid by the Company in any bankruptcy, insolvency or similar proceeding instituted by or against MGA, the obligations shall continue as though the payment so recovered or paid had never been originally made on such liabilities. At September 30, 2008, the Company has not recorded any amounts related to such guarantees in the consolidated financial statements as these are neither probable nor reasonably estimated.

The condensed consolidated financial statements included herein have been prepared by GAINSCO, INC. and are unaudited, except for the balance sheet at December 31, 2007, which has been derived from audited consolidated financial statements at that date on the basis of accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the unaudited condensed consolidated interim financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position as of September 30, 2008, the results of operations for each of the three and nine month periods ended September 30, 2008 and 2007, and the cash flows for each of the nine month periods ended September 30, 2008 and 2007. In addition, operating results for the nine months ended September 30, 2008 are not necessarily indicative of results that may be expected for the year ended December 31, 2008.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Although management believes the unaudited interim related disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with GAAP have been condensed or omitted from pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the condensed consolidated financial statements included herein should be read in conjunction with the consolidated audited financial statements and notes thereto included in the Company’s 2007 annual report on Form 10-K.

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

As of September 30, 2008, the Company had $69,602,000 in net unpaid claims and claim adjustment expenses (“C & CAE”) (Unpaid C & CAE of $72,579,000 less Ceded unpaid C & CAE of $2,977,000). This amount represents management’s best estimate of the ultimate liabilities. The significant operational changes we have recently made in the nonstandard personal auto claims adjustment process and changing claims trends increase the uncertainties in the estimation process.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(d)	Federal Income Taxes

The Company and its subsidiaries file a consolidated Federal income tax return. Deferred income tax items are accounted for under the “asset and liability” method which provides for temporary differences between the carrying amounts for financial statement purposes and for tax purposes, primarily deferred policy acquisition costs, the discount on unpaid claims and claim adjustment expenses for tax, net operating loss carryforwards and the nondeductible portion of the change in unearned premiums. The Company paid Federal income taxes of $58,000 for the nine months ended September 30, 2007. The Company made no payments for the nine months ended September 30, 2008.

As of September 30, 2008 the Company had net operating loss carryforwards for tax purposes aggregating $72,705,000. These net operating loss carryforwards of $11,405,000, $33,950,000, $13,687,000, $633,000 and $13,030,000, if not utilized, will expire in 2020, 2021, 2022, 2023 and 2027, respectively. As of September 30, 2008, the tax benefit of the net operating loss carryforwards was $24,720,000, which was calculated by applying the Federal statutory income tax rate of 34% against the net operating loss carryforwards of $72,705,000.

The Company currently has a full valuation allowance for the tax benefit from its net operating loss carryforwards. The Financial Accounting Standards Board (“FASB”) Statement No. 109, “Accounting for Income Taxes,” requires positive evidence, such as taxable income over the most recent three-year period and other available objective and subjective evidence, for management to conclude that it is “more likely than not” that a portion or all of the deferred tax assets will be realized. While both objective and subjective evidence are considered, it is the Company’s understanding that objective evidence should generally be given more weight in the analysis under Statement No. 109. In making the determination, the Company considered all available evidence, including the fact that the Company incurred a cumulative taxable loss for the three years ended September 30, 2008. The Company does not record a tax valuation allowance relating to the net unrealized losses on investments, excluding stocks, because it is more likely than not that these losses would reverse or be utilized in future periods. The Company has the ability and it is the Company’s intent to fully recover the principal, which could require the Company to hold these securities until their maturity; therefore, the Company considers the impairment to be temporary.

The Company adopted the provisions of FASB Interpretation (“FIN”) No. 48 on January 1, 2007. As a result, the Company recognized no additional liability or reduction in deferred tax asset for uncertain tax benefits. The Company has evaluated the tax contingencies in accordance with FIN No. 48. At September 30, 2008, the Company does not have any uncertain tax positions. The Company is subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for 2004 and subsequent years.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(e)	Earnings Per Share

Earnings per share (“EPS”) for the three and nine month periods ended September 30, 2008 and 2007 is based on a weighted average of the number of common shares outstanding during each year. Basic and diluted EPS is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. For the periods ended September 30, 2008 and 2007, the weighted average shares outstanding, which were utilized in the calculation of basic earnings per share, differ from the weighted average shares outstanding utilized in the calculation of diluted earnings per share due to the effect of dilutive restricted stock units under the Company’s Long-Term Incentive Compensation Plan – see Note 10.

(f)	Accounting Pronouncements

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (“the GAAP hierarchy”). The current GAAP hierarchy is set forth in the AICPA Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles” (“SAS No. 69”). The FASB believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and has issued SFAS No. 162 to achieve the results. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to SAS No. 69. We do not expect the adoption of SFAS No. 162 to have an impact on our consolidated financial position, result of operations, or cash flows.

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

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements, for all of its financial assets and liabilities. The statement does not require new fair value measurements, but emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability and provides guidance on how to measure fair value by providing a fair value hierarchy for classification of financial assets or liabilities based upon measurement inputs. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued Staff Position 157-1, “Applications of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purpose of Lease Classification or Measurement under Statement 13” (“FSP 157-1”) which removes leasing transactions from the scope of SFAS No. 157. FSP 157-1 is effective upon adoption of SFAS No. 157. In February, the FASB issued FASB Staff Position No. FAS 127-2 “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring bases, at least annually to fiscal years beginning after November 15, 2008. Any amounts recognized upon adoption as a cumulative effect will be recorded to the opening balance of retained deficit in the year of adoption. Our adoption of SFAS No. 157 had an immaterial impact on the Company’s results of operations and financial position. See Note 3 for the application of SFAS 157 and further details regarding fair value measurement of the Company’s financial assets and liabilities as of September 30, 2008. See Note 3 for additional information regarding the Company’s adoption of SFAS No. 157.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On October 10, 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and illustrates key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate. The disclosure provisions of SFAS No. 154, “Accounting Changes and Error Corrections” for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. The adoption of FSP FAS 157-3 did not have a material impact on our consolidated financial position or results of operations and financial condition.

(g)	Treasury Stock

The Company records treasury stock in accordance with the “cost method” described in Accounting Principles Board Opinion 6. The Company held 926,943 and 111,731 shares of Common Stock as treasury stock at September 30, 2008 and December 31, 2007, respectively.

(h)	Reclassifications

Certain amounts in the prior period condensed consolidated financial statements have been reclassified to conform to the current period presentation. Previously, $587,000 was presented in Other assets at December 31, 2007 and has been reclassified to Funds held by reinsured company as of September 30, 2008. Previously, $1,474,000 and $5,070,000 of deferrable marketing and other underwriting expenses for the three months and nine months ended September 30, 2007 were presented in Underwriting and operating expenses and have been reclassified to Policy acquisition costs, respectively. These reclassifications had no effect on total assets, total liabilities, total shareholders’ equity or net loss as previously reported.

(2)	Investments

The net unrealized losses on investments at September 30, 2008 and December 31, 2007 are set forth in the following table:

	September 30, 2008		December 31, 2007
	(Amounts in thousands)
Investments:	Balance	% of Equity	Balance	% of Equity
Net unrealized losses before taxes	$(7,065)	(12.55)%	(741)	(1.12)%
Deferred tax benefit	(2,312)	(4.11)%	(252)	(.38)%

Net unrealized losses	$(4,753)	(8.44)%	(489)	(.74)%

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following schedules summarize the amortized cost and estimated fair values of investments in our investment portfolio:

	September 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Amounts in thousands)
Fixed maturities:
Bonds available for sale:
U.S. Treasury	$5,185	58	(35)	5,208
U.S. government agencies (1)	4,993	13	—	5,006
Corporate bonds	53,150	194	(2,029)	51,315
Asset backed	12,231	12	(85)	12,158
Mortgaged backed	37,318	175	(3,405)	34,088
Preferred stocks	2,972	—	(1,092)	1,880
Common stocks	595	—	(265)	330
Certificates of deposit	255	—	—	255
Other long-term investments	2,000	—	—	2,000
Short-term investments	57,637	—	(606)	57,031

Total investments	$176,336	452	(7,517)	169,271

(1)	Securities not backed by full faith and credit of U.S government.

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Amounts in thousands)
Fixed maturities:
Bonds available for sale:
U.S. Treasury	$5,647	21	—	5,668
U.S. government agencies (1)	3,980	1	(1)	3,980
Corporate bonds	64,808	355	(705)	64,458
Asset backed	15,683	67	(21)	15,729
Mortgaged backed	38,330	252	(467)	38,115
Preferred stocks	475	—	(108)	367
Common stocks	668	—	(140)	528
Certificates of deposit	1,970	4	—	1,974
Short-term investments	43,782	4	(2)	43,784

Total investments	$175,343	704	(1,444)	174,603

(1)	Securities not backed by full faith and credit of U.S government.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Investment securities are exposed to a number of factors, including general economic and business environment, changes in the credit quality of the issuer of the fixed income securities, changes in market conditions or disruptions in particular markets, changes in interest rates, or regulatory changes. Fair values of securities fluctuate based on the magnitude of changing market conditions. Our securities are issued by domestic entities and are backed either by collateral or the credit of the underlying issuer. Factors such as an economic downturn, disruptions in the credit markets, a regulatory change pertaining to the issuer’s industry, deterioration in the cash flows or the quality of assets of the issuer, or a change in the issuer’s marketplace may adversely affect our ability to collect principal and interest from the issuer. Both equity and fixed income securities have been affected over the past several years, and may be affected in the future, by significant external events. Credit rating downgrades, defaults, and impairments may result in write-downs in the value of the investment securities held by the Company. The Company regularly monitors its portfolio for pricing changes, which might indicate potential impairments, and performs reviews of securities with unrealized losses. In such cases, changes in fair value are evaluated to determine the extent to which such changes are attributable to (i) fundamental factors specific to the issuer, such as financial conditions, business prospects or other factors, or (ii) market-related factors, such as interest rates. When a security in the Company’s investment portfolio has an unrealized loss in fair value that is deemed to be other than temporary, the Company reduces the book value of such security to its current fair value, recognizing the decline as a realized loss in the Condensed Consolidated Statements of Operations and a revised GAAP cost basis for the security is established.

The following schedule summarizes the gross unrealized losses showing the length of time that investments have been continuously in an unrealized loss position:

	September 30, 2008
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts in thousands)
U.S. Treasury	$1,639	35	—	—	1,639	35
Corporate bonds	19,193	1,549	1,075	480	20,268	2,029
Asset backed	8,564	85	—	—	8,564	85
Mortgaged backed	17,540	683	6,672	2,722	24,212	3,405
Preferred stocks	1,656	840	223	252	1,879	1,092
Common stocks	108	9	222	256	330	265
Short-term investments	11,245	606	—	—	11,245	606

Total temporarily impaired securities	$59,945	3,807	8,192	3,710	68,137	7,517

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	December 31, 2007
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts in thousands)
U.S. Treasury	$—	—	100	—	100	—
U.S. government agencies (1)	—	—	1,999	1	1,999	1
Corporate bonds	14,150	539	22,680	166	36,830	705
Asset backed	940	1	4,573	20	5,513	21
Mortgaged backed	13,460	349	7,552	118	21,012	467
Preferred stocks	367	108	—	—	367	108
Common stocks	528	140	—	—	528	140
Short-term investments	4,755	2	—	—	4,755	2

Total temporarily impaired securities	$34,200	1,139	36,904	305	71,104	1,444

(1)	Securities not backed by full faith and credit of U.S government.

Fair value of investment securities changes in the excess of 12 months category are primarily the result of interest rate fluctuations and such changes comprised less than 7% of total shareholders’ equity. The unrealized losses on the mortgage-backed and asset-backed securities are primarily due to increases in market interest rates subsequent to their purchase by the Company. At September 30, 2008, the Company’s investment portfolio had thirteen (13) securities with gross unrealized losses totaling $3,710,000 that were in the excess of 12 months category. Eleven single issuers were in gross unrealized loss positions greater than $100,000 totaling $3,158,000 that were in the less than 12 month’s category. At December 31, 2007, the Company’s fixed maturity portfolio had twenty-two (22) securities with gross unrealized losses totaling $305,000 that were in the excess of 12 months category. At September 30, 2008, 79% of the unrealized gross losses were with issuers rated as investment grade by Standard and Poor’s. The decline in the market value is primarily related to the decrease in the 3-month London Interbank Offered Rate for U.S. dollar deposits (“LIBOR”), since the purchases of these securities, slowing of prepayments in the mortgage backed and asset backed securities, and the disruptions in the relatively illiquid market in which these securities trade. At this time based upon information currently available, the Company has the ability and it is the Company’s intent to fully recover the principal, which could require the Company to hold these securities until their maturity; therefore, the Company considers the impairment to be temporary.

One of our mortgage-backed securities is collateralized by residential mortgage loans that are considered subprime. This security was considered other-than-temporarily impaired in the third quarter of 2008 and the book value was reduced by $932,000 to the current market value and this decline was recorded as a realized loss. At September 30, 2008 and December 31, 2007, we had $8,527,000 and $8,457,000, respectively, in nonprime collateralized mortgage obligations (Alt-A securities) with issuers rated “AAA” by Standard and Poor’s. The cost and fair value of these investments were $8,469,000 and $6,581,000, respectively, at September 30, 2008 compared to $8,382,000 and $8,331,000, respectively, at December 31, 2007.

During the second quarter of 2008, the Company invested $2,000,000 in a limited partnership that will provide first lien commercial real estate loans, which will typically not exceed two years, for real estate investors and developers seeking to acquire and develop real estate in Texas. The Company has classified this investment as Other long-term investments.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Proceeds from the sale of bond securities approximated $3,629,000 and $1,956,000 for the three months ended September 30, 2008 and 2007, respectively, and $23,903,000 and $11,523,000 for the nine months ended September 30, 2008 and 2007, respectively. There were no sales of other investments in any of the periods presented.

Gross gains of $131,000 were realized on bond sales for the nine months ended September 30, 2008. There were no gains realized on bond sales for the three months ended September 30, 2008. Gross gains of $32,000 were realized on bond sales for the three and nine months ended September 30, 2007. Gross losses of $689,000 and $776,000 were realized on bond sales for the three and nine months ended September 30, 2008. There were realized gains of less than $1,000 on investments for the three months ended September 30, 2007. Gross losses of $5,000 were realized on common stock sales for the nine months ended September 30, 2008.

During the third quarter of 2008, the Company wrote down $5,027,000 in securities that were determined to have had an other-than-temporary decline in market value, including $3,748,000 of auction preferred securities backed by preferred stock of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”). On September 7, 2008, the United States Department of the Treasury and the Federal Housing Finance Agency placed Fannie Mae and Freddie Mac in conservatorship. Following this action, the market price of Washington Mutual securities began to decline significantly. At June 30, 2008 the Company held approximately $1,698,000 of Washington Mutual bonds with unrealized losses of approximately $42,000 and approximately $330,000 of Washington Mutual preferred stock with unrealized losses of less than $1,000. The Company had determined at June 30, 2008 that both of these securities were temporarily impaired and the Company had the ability and intent to fully recover their basis in these securities. On September 11, 2008 the Company decided to reduce its exposure to Washington Mutual and sold part of its bond position for a loss. On September 25, 2008, Washington Mutual Savings was placed into receivership, and the parent company filed bankruptcy the next day. The remainder of the Company’s bond position was sold on September 29, 2008. As a result, approximately $689,000 in realized losses was recorded in the third quarter of 2008 on Washington Mutual bonds. In September 2008, the Company also determined the Washington Mutual preferred stock to be other-than-temporarily impaired and recorded a realized loss of approximately $330,000 on this security.

When a security has an unrealized loss in fair value that is deemed to be other than temporary, the Company reduces the book value of the security to its current market value, recognizing the decline as a realized loss in the statement of operations. These determinations primarily reflect the market-related issues associated with the disruption in the mortgage and other credit markets, which created a significant deterioration in both the valuation of the securities as well as our view of future recoverability of the valuation decline.

(3)	Fair Value Measurements

As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (exit price) at the measurement date. We carry bonds available for sale, preferred stocks and common stocks at fair value.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

When available, the Company generally uses quoted market prices and prices provided by pricing services to determine fair value, and classifies such items in Level 1. In some cases where a market price is not available the Company will make use of acceptable practical expedients (such as matrix pricing) to calculate fair value, in which case the items are classified in Level 2. All significant inputs are observable, or derived from observable information in the marketplace, or are supported by observable levels at which transactions are executed in the market place. In other cases where the market price is based on non-binding broker prices or by model driven valuations that utilize significant inputs not based on, or corroborated by readily available market information to calculate fair value, the items are classified in Level 3.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The quantitative disclosures about the fair value measurements for each major category of assets at September 30, 2008 were as follows (in thousands):

	September 30, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury	$5,208	5,208	—	—
U.S. government agencies (1)	5,006	4,006	1,000	—
Corporate bonds	51,315	320	50,895	100
Asset backed	12,158	—	12,158	—
Mortgaged backed	34,088	—	34,088	—

Total available-for-sale securities	107,775	9,534	98,141	100
Preferred stocks	1,880	1,880	—	—
Common stocks	330	330	—	—
Certificates of deposit	255	255	—	—
Other long-term investments	2,000	—	—	2,000
Short-term investments	57,031	43,584	9,857	3,590

Total invested assets	$169,271	55,583	107,998	5,690

(1)	Securities not backed by full faith and credit of U.S government.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at January 1, 2008	$998
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	(3,748)
Included in other comprehensive loss	(585)
Purchases, issuances, and settlements	8,925
Transfers in and (out) of Level 3	100

Balance at September 30, 2008	$5,690

The fair values presented above represent our best estimates and may not be substantiated by comparisons to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.

The Company wrote down $3,748,000 in auction preferred securities backed by preferred stock of Fannie Mae and Freddie Mac (Level 3) for the three and nine months ended September 30, 2008 that were determined to have had an other-than-temporary decline in market value.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Certain financial instruments and all non-financial instruments are not required to be disclosed; therefore, the aggregate fair value amounts presented do not purport to represent our underlying value.

(4)	Accumulated Other Comprehensive Loss

The following schedule presents the components of the change in accumulated other comprehensive loss:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(Amounts in thousands)
Unrealized losses on securities:
Unrealized holding (losses) gains during period	$(3,735)	404	(6,973)	100
Less: Reclassification adjustment for amounts included in net loss for realized (losses) gains	(689)	—	(649)	32

Other comprehensive (loss) gain before Federal income taxes	(3,046)	404	(6,324)	68
Federal income tax (benefit) expense	(946)	138	(2,060)	23

Other comprehensive (loss) income	$(2,100)	266	(4,264)	45

(5)	Note Payable

In September 2005, the Company entered into a credit agreement with a commercial bank. Interest, payable monthly, will accrue on any outstanding principal balance at a floating rate equal to the 3-month LIBOR plus a margin to be determined based on the consolidated net worth of the Company and earnings before interest, taxes, depreciation and amortization for the preceding four calendar quarters.

The outstanding principal balance is payable in equal quarterly installments which commenced on October 1, 2007 based on a 60-month amortization schedule, with the balance of the loan payable in full on or before September 30, 2010. The carrying value on the Note payable was $1,600,000 and $1,900,000 at September 30, 2008 and December 31, 2007, respectively. A covenant in the credit agreement requiring the Company to maintain a specified ratio of earnings before interest, taxes, depreciation and amortization to fixed charges was waived by the bank in the fourth quarter of 2007 and the first, second and third quarters of 2008. The Company is also required to maintain at least $2,000,000 in cash and/or marketable securities at the holding company level; approximately $5,992,000 was in cash and marketable securities at September 30, 2008. Interest expense of $23,000 and $38,000 was recorded for the three months ended September 30, 2008 and 2007, respectively, and $72,000 and $111,000 for the nine months ended September 30, 2008 and 2007, respectively. The Company paid $23,000 and $38,000 during the three months ended September 30, 2008 and 2007, respectively, and $76,000 and $126,000 during the nine months ended September 30, 2008 and 2007, respectively.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(6)	Subordinated Debentures

In January 2006, GAN issued $25,000,000 of 30-year subordinated debentures. They require quarterly interest payments at a floating interest rate equal to the 3-month LIBOR plus a margin of 3.85%. They will mature on March 31, 2036 and are redeemable at GAN’s option beginning after March 31, 2011, in whole or in part, at the liquidation amount of $1,000 per debenture. For the three months ended September 30, 2008 and 2007, the Company recorded net interest expense of $416,000 and $576,000, respectively, and $1,361,000 and $1,729,000 for the nine months ended September 30, 2008 and 2007, respectively. The Company paid $428,000 and $593,000 during the three months ended September 30, 2008 and 2007, respectively, and $1,400,000 and $1,186,000 during the nine months ended September 30, 2008 and 2007, respectively.

In December 2006, GAN issued $18,000,000 of 30-year subordinated debentures. They require quarterly interest payments at a floating interest rate equal to the 3-month LIBOR plus a margin of 3.75%. They will mature on March 15, 2037 and are redeemable at GAN’s option beginning after March 15, 2012, in whole or in part, at the liquidation amount of $1,000 per debenture. For the three months ended September 30, 2008 and 2007, the Company recorded net interest expense of $300,000 and $422,000, respectively, and $975,000 and $1,237,000 for the nine months ended September 30, 2008 and 2007, respectively. The Company paid $299,000 and $432,000 during the three months ended September 30, 2008 and 2007, respectively, and $1,005,000 and $1,249,000 during the nine months ended September 30, 2008 and 2007, respectively.

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

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of September 30, 2008 and December 31, 2007, the balance of escrow accounts under reinsurance arrangements totaled $23,067,000 and $21,851,000, respectively.

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

Effective December 31, 2000, the Company entered into a reserve reinsurance cover agreement with a non-affiliated reinsurer. This agreement reinsures the Company’s ultimate net aggregate liability in excess of $32,500,000 up to an aggregate limit of $89,650,000 for net commercial auto liability losses and loss adjustment expense incurred but unpaid as of December 31, 2000. At September 30, 2008 and December 31, 2007, deferred reinsurance gains of $123,000 and $134,000 have been recorded in Other liabilities. For the nine months ended September 30, 2008, $11,000 was recorded in Other income. For the three months and nine months ended September 30, 2007, $8,000 was recorded in Other income. Since its inception at December 31, 2000, $8,927,000 has been recorded in Other income, which represents the reserve development under the reserve reinsurance cover agreement. The remaining deferred gain will be recognized in income in future periods based upon the ratio of claims paid in the $57,150,000 layer to the total of the layer. The reinsurer remains responsible for reimbursing the Company for claim payments covered under this agreement.

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

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The amounts deducted in the Unaudited Condensed Consolidated Statements of Operations for reinsurance ceded for the three months and nine months ended September 30, 2008 and 2007, respectively, are set forth in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(Amounts in thousands)
Premiums earned – nonstandard personal auto	$371	439	956	1,000

Premiums earned – runoff	$—	—	28	—

Claims and claim adjustment expenses (recovered) incurred – nonstandard personal auto	$—	(1)	—	(8)

Claims and claim adjustment expenses (recovered) incurred – runoff	$5	102	(270)	(1,377)

(8)	Shareholders’ Equity

The Company has authorized 62,500,000 shares of common stock, par value $.10 per share (the “Common Stock”). Of the authorized shares of Common Stock, 25,146,745 were issued and 24,219,802 were outstanding as of September 30, 2008 and as of December 31, 2007, 25,121,081 shares were issued and 25,009,350 shares were outstanding. As of September 30, 2008 and December 31, 2007, the Company held 926,943 and 111,731 shares of Common Stock as treasury stock with a cost basis of $3.64 and $8.48, respectively.

As of September 30, 2008, Goff Moore Strategic Partners, LP (“GMSP”) owned approximately 34% of the outstanding Common Stock, Robert W. Stallings (“Mr. Stallings”) owned approximately 23% and James R. Reis (“Mr. Reis”) owned approximately 12%. As of December 31, 2007 GMSP owned approximately 33% of the outstanding Common Stock, Mr. Stallings owned approximately 22% and Mr. Reis owned approximately 11%.

The following table reflects changes in the number of shares of Common Stock issued and outstanding as of September 30, 2008 and December 31, 2007:

	2008	2007
Shares outstanding
Balance at beginning of period	25,009,350	24,924,825
Stock issued	25,664	128,068
Treasury stock acquired	(815,212)	(43,543)

Balance at end of period	24,219,802	25,009,350

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In November 2007, the Board of Directors of the Company authorized the repurchase of up to $5 million worth of the Company’s Common Stock. Repurchase may be made from time to time in both the open market and through negotiated transactions. On October 17, 2008, the Company purchased 300,000 shares of outstanding common stock from one shareholder for a purchase price of $2.28 per share, for a purchase price of $684,000, in a negotiated transaction. The purchase was made pursuant to the previously announced authorization by the Board of Directors for the Company to acquire shares with a purchase price of up to $5 million in the open market and through negotiated transactions.

(9)	Earnings Per Share

The following table sets forth the computation of basic and diluted loss per share:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(Amounts in thousands, except per share amounts)
Numerator
Net loss	$(4,424)	(4,282)	(3,290)	(7,568)
Numerator for basic earnings per share – loss available to common shareholders	$(4,424)	(4,282)	(3,290)	(7,568)

Numerator for diluted earnings per share – loss available to common shareholders after assumed conversions	$(4,424)	(4,282)	(3,290)	(7,568)

Denominator:
Denominator for basic loss per share – weighted average shares outstanding	24,225	25,003	24,544	24,964

Effect of dilutive securities: Restricted stock units	—	4	—	4

Dilutive potential common shares	—	4	—	4

Denominator for diluted loss per share – adjusted weighted average shares outstanding & assumed conversions	24,225	25,007	24,544	24,968

Basic loss per share	$(.18)	(.17)	(.13)	(.30)

Diluted loss per share (1)	$(.18)	(.17)	(.13)	(.30)

(1)	Options can be exercised to purchase an aggregate of 80,525 shares of Common Stock. Warrants can be exercised to purchase an aggregate of 387,500 shares of Common Stock. Options and warrants are convertible or exercisable at prices in excess of the price of the Common Stock on September 30, 2008.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(10)	Benefit Plans

2005 Long-Term Incentive Compensation Plan (“2005 Plan”)

The 2005 Plan provides for a maximum of 2,020,000 shares of common stock to be available. There are two types of awards, restricted stock units (“RSU”) and restricted stock. The RSU awards are intended for key employees of the Company and are based on the completion of the related service period and the attainment of specific performance criteria. The fair value of the restricted stock awards is measured using the closing price of GAN’s common stock on the grant date, or if the grant has been subsequently modified, on the modification date, and is recognized as compensation expense over the vesting period of the awards in the Underwriting and operating expense line item, consistent with other compensation to these employees. The Company recognizes compensation expense for awards based on whether the related service period and performance period achievements are considered probable at the time of measurement and in accordance with the provisions of SFAS No. 123R. The 2005 Plan will terminate on December 31, 2010, unless it is terminated earlier by the Board, but awards outstanding on that date would continue in effect.

Restricted Stock Units

The following table outlines the Company’s RSU activity for the three and nine months ended September 30, 2008 and 2007 (dollar amounts in thousands):

	Three months ended September 30,
	2008		2007
	RSU’s Outstanding	Unrecognized Grant Date Fair Value	RSU’s Outstanding	Unrecognized Grant Date Fair Value
Beginning of Period	884,809	$6,581	835,473	$6,290
New awards	333,191	983	75,000	375
Change in assumptions, including forfeitures	—	(4,061)	—	—
Payments	—	—	—	—
Vested shares	—	—	—	—
Actual forfeitures	—	—	—	—
Expense recognized	—	(64)	—	(57)

End of Period	1,218,000	$3,439	910,473	$6,608

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Nine months ended September 30,
	2008		2007
	RSU’s Outstanding	Unrecognized Grant Date Fair Value	RSU’s Outstanding	Unrecognized Grant Date Fair Value
Beginning of Period	884,809	$6,631	910,473	$7,029
New awards	333,191	983	75,000	375
Change in assumptions, including forfeitures	—	(4,061)	—	—
Payments	—	—	—	—
Vested shares	—	—	—	—
Actual forfeitures	—	—	(75,000)	(581)
Expense recognized	—	(114)	—	(215)

End of Period	1,218,000	$3,439	910,473	$6,608

Under the 2005 Plan, the 333,191 RSUs shown as granted during the nine months ended September 30, 2008 by the Compensation Committee could be awarded for results of the performance period ending December 31, 2010. The closing price of GAN’s common stock on the date of grant was $2.95 per share. The number of RSUs to be awarded will be estimated on a regular basis based on forecasts of expected future results for the performance period. As of September 30, 2008, the estimate of RSUs to be awarded under these grants is zero, as the performance period future results are not considered probable at this time. The actual number of RSUs to be awarded for the performance period may be less than the 333,191.

During the third quarter of 2008, the Company offered amendments to existing grantees that modified the terms of their previous agreements, defining a new performance period which would end on December 31, 2010 and with revised performance levels for the performance period. All the grantees accepted the amendments. The modifications resulted in a decrease in the unrecognized grant date fair value of such awards under the 2005 Plan of $4,061,000, as the fair value on the date of modification was significantly less than the previous fair value used.

As of September 30, 2008, no RSUs have vested. Vested RSUs remain outstanding until the completion of the full service period of the RSU awards, remain subject to the certification by the Compensation Committee, and, under certain circumstances, would be subject to forfeiture.

The following table summarizes RSUs outstanding and the unrecognized grant date fair value of such RSUs at September 30, 2008, for each award period (dollar amounts in thousands):

Award Date and Cycle (performance period ends December 31, 2010 for all)	RSU’s Outstanding	Unrecognized Grant Date Fair Value
RSU awards granted in 2005	787,373	$2,173
RSU awards granted in 2006	25,000	69
RSU awards granted in 2007	72,436	214
RSU awards granted in 2008	333,191	983

Total at September, 2008	1,218,000	$3,439

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Restricted Stock

In July 2007, 12,500 shares of restricted stock were granted to an officer of the Company by the Compensation Committee of the Board of Directors, at a fair value of $5.00 per share. Subject to the terms of the agreement, the shares would vest in July 2010, if the officer is employed by the Company. The related compensation cost for the restricted stock was recorded in the Underwriting and operating expenses line item, consistent with other compensation to this individual.

The following table outlines the Company’s restricted stock activity for the three and nine months ended September 30, 2008 and 2007 (dollar amounts in thousands):

	Three months ended September 30,
	2008		2007
	Restricted Stock Outstanding	Unrecognized Grant Date Fair Value	Restricted Stock Outstanding	Unrecognized Grant Date Fair Value
Beginning of Period	12,500	$43	—	$—
New awards	—	—	12,500	63
Change in assumptions, including forfeitures	—	—	—	—
Payments	—	—	—	—
Vested shares	—	—	—	—
Actual forfeitures	—	—	—	—
Expense recognized	—	(5)	—	(4)

End of Period	12,500	$38	12,500	$59

	Nine months ended September 30,
	2008		2007
	Restricted Stock Outstanding	Unrecognized Grant Date Fair Value	Restricted Stock Outstanding	Unrecognized Grant Date Fair Value
Beginning of Period	12,500	$53	—	$—
New awards	—	—	12,500	63
Change in assumptions, including forfeitures	—	—	—	—
Payments	—	—	—	—
Vested shares	—	—	—	—
Actual forfeitures	—	—	—	—
Expense recognized	—	(15)	—	(4)

End of Period	12,500	$38	12,500	$59

1998 Long-Term Incentive Plan (“98 Plan”)

At September 30, 2008, the Company had one plan under which options to purchase shares of GAN’s common stock could be granted. The 98 Plan will terminate in 2010, the aggregate number of shares of Common Stock that may be issued under the 98 Plan is limited to 250,000, and options to purchase 80,525 shares were outstanding under this Plan at September 30, 2008. There were no options granted during any of the periods presented.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The following tables present a summary of segment profit (loss) for the three months ended September 30, 2008 and 2007:

	Three months ended September 30, 2008
	Nonstandard Personal Auto Lines	Runoff Lines	Other	Total
	(Amounts in thousands)
Gross premiums written	$47,664	—	—	47,664

Net premiums earned	$44,070	—	—	44,070
Net investment income	703	80	1,208	1,991
Net realized losses	—	—	(5,716)	(5,716)
Agency revenues	3,077	—	—	3,077
Other (expense) income, net	(7)	12		5
Expenses, excluding interest expense	(44,902)	(260)	(1,882)	(47,044)
Interest expense, net	—	—	(739)	(739)

Income (loss) before Federal income taxes	$2,941	(168)	(7,129)	(4,356)

	Three months ended September 30, 2007
	Nonstandard Personal Auto Lines	Runoff Lines	Other	Total
	(Amounts in thousands)
Gross premiums written	$46,625	—	—	46,625

Net premiums earned	$46,904	—	—	46,904
Net investment income	725	132	1,421	2,278
Agency revenues	3,038	—	—	3,038
Other (expense) income, net	(10)	8	—	(2)
Expenses, excluding interest expense	(52,068)	(148)	(2,001)	(54,217)
Interest expense, net	—	—	(1,036)	(1,036)

Loss before Federal income taxes	$(1,411)	(8)	(1,616)	(3,035)

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables present a summary of segment profit (loss) for the nine months ended September 30, 2008 and 2007:

	Nine months ended September 30, 2008
	Nonstandard Personal Auto Lines	Runoff Lines	Other	Total
	(Amounts in thousands)
Gross premiums written	$139,391	—	—	139,391

Net premiums earned	$132,015	(28)	—	131,987
Net investment income	2,036	283	3,601	5,920
Net realized losses	—	—	(5,677)	(5,677)
Agency revenues	9,255	—	—	9,255
Other (expense) income, net	(38)	70	7	39
Expenses, excluding interest expense	(136,618)	520	(6,274)	(142,372)
Interest expense, net	—	—	(2,408)	(2,408)

Income (loss) before Federal income taxes	$6,650	845	(10,751)	(3,256)

	Nine months ended September 30, 2007
	Nonstandard Personal Auto Lines	Runoff Lines	Other	Total
	(Amounts in thousands)
Gross premiums written	$147,923	—	—	147,923

Net premiums earned	$149,337	—	—	149,337
Net investment income	2,278	459	4,257	6,994
Net realized gains	—	—	32	32
Agency revenues	9,752	—	—	9,752
Other (expense) income, net	(20)	8	—	(12)
Expenses, excluding interest expense	(164,865)	1,641	(5,946)	(169,170)
Interest expense, net	—	—	(3,077)	(3,077)

(Loss) income before Federal income taxes	$(3,518)	2,108	(4,734)	(6,144)

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(12)	Commitments and Contingencies

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

Off-balance-sheet-risk

The Company does not have any financial instruments where there is off-balance-sheet-risk of accounting loss due to credit or market risk. There is credit risk in the premiums receivable and reinsurance balances receivable of the Company. At September 30, 2008 and December 31, 2007, the Company did not have any claims receivables by individual non-affiliated reinsurers that were material with regard to shareholders’ equity.

(13)	Leases

The following table summarizes the Company’s lease obligations as of September 30, 2008:

	Payments due by period
	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
	(Amounts in thousands)
Total operating leases	$9,436	1,966	3,375	2,118	1,977

Rental expense for the Company was $418,000 and $342,000 for the three months ended September 30, 2008 and 2007, respectively, and $1,387,000 and $1,132,000 for the nine months ended September 30, 2008 and 2007, respectively.

(14)	Subsequent Event

Treasury Stock

On October 17, 2008, the Company purchased 300,000 shares of outstanding common stock from one shareholder for a purchase price of $2.28 per share, for an aggregate price of $684,000, in a negotiated transaction. The purchase was made pursuant to the previously announced authorization by the Board of Directors for the Company to acquire shares with a purchase price of up to $5 million in the open market and through negotiated transactions.

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

In the third quarter of 2008, the Company recorded net realized losses of approximately $5.7 million; approximately $5.0 million related to write downs for other-than-temporary declines in fair value of various investments including $3.7 million from auction preferred securities backed by preferred stock of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”). Net premiums earned were $44.1 million and $46.9 million in the third quarter of 2008 and 2007, respectively, and were $132.0 million and $149.3 million for the nine months ended September 30, 2008 and 2007, respectively. Gross premiums written were $47.7 million and $46.6 million in the third quarter of 2008 and 2007, respectively, and were $139.4 million and $147.9 million for the nine months ended September 30, 2008 and 2007, respectively. The Company reported net losses of $4.4 million and $4.3 million for the third quarter of 2008 and 2007, respectively. The Company reported net losses of $3.3 million and $7.6 million for the nine months ended September 30, 2008 and 2007, respectively.

As of September 30, 2008, the statutory surplus of its insurance subsidiary was $90.1 million, as compared with $96.0 million as of December 31, 2007. The unpaid claims and claim adjustment expenses was estimated at $72.6 million and $74.7 million at September 30, 2008 and December 31, 2007, respectively, of which unpaid claims and claim adjustment expenses attributable to ongoing nonstandard personal automobile lines was $62.0 million and $55.7 million, respectively.

The following table presents selected financial information in thousands of dollars:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Gross premiums written	$47,664	46,625	139,391	147,923

Net premiums earned	$44,070	46,904	131,987	149,337

Loss before Federal income taxes	$(4,356)	(3,035)	(3,256)	(6,144)

Federal income tax expense	$68	1,247	34	1,424

Net loss	$(4,424)	(4,282)	(3,290)	(7,568)

GAAP C & CAE ratio (1)	73.4%	80.4%	73.4%	79.9%

GAAP Expense ratio (2) (3)	24.5%	27.1%	25.5%	25.2%

GAAP Combined ratio (2)	97.9%	107.5%	98.9%	105.1%

(1)	C & CAE is an abbreviation for Claims and Claims Adjustment expenses, stated as a percentage of net premiums earned.
(2)	The Expense and Combined ratios do not reflect expenses of the holding company, which include interest expense on the note payable and subordinated debentures.
(3)	Commissions, change in deferred acquisition costs, underwriting expenses and operating expenses (insurance subsidiaries only) are offset by agency revenues and are stated as a percentage of net premiums earned.

We believe rate increases, selective reduction in the agency force and the effects of the slowing economy are the main reasons for the decrease in gross premiums written and net premiums earned for the comparative nine month periods. The decrease in the C & CAE ratio in 2008 from the 2007 periods was primarily due to a smaller amount of unfavorable development for claims occurring in prior accident years on the nonstandard personal auto lines and improvement in the 2008 accident periods as compared to the 2007 accident periods. The expense ratio decreased for the third quarter of 2008 from the third quarter of 2007 primarily due to decreases in advertising and compensation.

The Company believes it is pursuing a strategy that has the potential to build a larger, competitively distinctive and successful franchise in the nonstandard personal auto business over time and is endeavoring to manage its investments and risks to achieve this result. These risks and other challenges, occurring in rapidly changing economic, financial, competitive, regulatory and claims environments, are greater than and in some cases different from those to which the Company previously was subject in writing nonstandard personal auto insurance. The Company’s operating and financial results vary from period to period as a result of numerous factors inherent in the insurance business, many of which are affected by such changes.

The Company continues to settle and reduce its inventory of commercial lines claims, although new claims continue to be asserted. At September 30, 2008, there were 38 claims associated with the Company’s runoff book outstanding, compared to 47 as of December 31, 2007. As of September 30, 2008, in respect of its runoff lines, the Company had $7,612,000 in net unpaid C & CAE compared to $10,275,000 as of December 31, 2007. For the periods presented, the Company has recorded favorable development in unpaid C & CAE from the runoff lines with the settlement and reduction in the inventory of commercial lines claims. See “Results of Operations – Claims and claims adjustment expenses.” Due to the long tail and litigious nature of these claims, the Company anticipates it will take a substantial number of years to complete the adjustment and settlement process with regard to existing claims and the additional claims it expects to receive in the future from its past business writings. Most of the remaining claims are in suit, and the Company’s future results may or may not be impacted either negatively or positively based on its ability to settle the remaining claims and new anticipated claims within its established reserve level.

Results of Operations

The discussion below primarily relates to the Company’s insurance operations, although the selected consolidated financial data appearing elsewhere is on a consolidated basis. The expense item “Underwriting and operating expenses” includes the operating expenses of the holding company, GAINSCO, INC. (“GAN”).

Gross premiums written in the third quarter of 2008 increased 2% as compared to the third quarter of 2007 but decreased 6% from the first nine months of 2008 as compared to the first nine months of 2007. We believe the primary reasons for the decrease to be the result of rate increases, selective reduction in the agency force and the effects of the slowing economy. The increase between quarters was primarily due to product enhancements, rate adjustments and expanded marketing efforts in the Southeast region. The following table presents gross premiums written by region:

	Three months ended September 30,				Nine months ended September 30,
	2008		2007		2008		2007
	(Amounts in thousands)
Region:
Southeast (Florida, South Carolina)	$28,956	61%	26,270	56%	81,378	58%	81,076	55%
South Central (Texas)	11,133	23	11,039	24	34,240	25	37,358	25
Southwest (Arizona, Nevada, New Mexico)	7,138	15	8,524	18	22,009	16	26,533	18
West (California)	437	1	792	2	1,764	1	2,956	2

Total	$47,664	100%	46,625	100%	139,391	100%	147,923	100%

The percent of premium increase (decrease) by region for 2008 from 2007 is as follows: Quarterly, Southeast 10%, South Central 1%, Southwest (16)% and West (45)%; nine months, Southeast 1%, South Central (8)%, Southwest (17)% and West (40)%. Net premiums earned decreased 6% in the third quarter of 2008 from the third quarter of 2007 and decreased 12% in the first nine months of 2008 from the first nine months of 2007 primarily as a result of a decline in gross premiums written in the previous two quarters from the respective prior years’ comparable previous two quarters.

Net investment income decreased $287,000 (13%) in the third quarter of 2008 from the third quarter of 2007 and decreased $1,074,000 (15%) in the first nine months of 2008 from the first nine months of 2007, primarily due to the decline in the level of interest rates between these periods. The annualized return on average investments, at amortized cost, was 4.6% for the first nine months of 2008 versus 5.1% for the first nine months of 2007.

In the third quarter of 2008, the Company recorded net realized losses of approximately $5,716,000, approximately $5,027,000 related to write downs for other-than-temporary declines in fair value of various investments, including approximately $3,748,000 from auction preferred securities backed by preferred stock of Fannie Mae and Freddie Mac that are included in short-term investments.

Agency revenues decreased $497,000 (5%) in the first nine months of 2008 from the first nine months of 2007 primarily as a result of the decrease in writings in the previous two quarters from the respective prior years’ comparable previous two quarters. Agency revenues are primarily fees charged on insureds’ premiums due.

Claims and claims adjustment expenses decreased $5,325,000 (14%) in the third quarter of 2008 as compared to the third quarter of 2007. The C & CAE ratio was 73.4% in the third quarter of 2008 versus 80.4% in the third quarter of 2007. The runoff lines recorded unfavorable development for prior accident years of approximately $76,000 in the third quarter of 2008 and favorable development for prior accident years of approximately $83,000 in the third quarter of 2007. The C & CAE ratio for nonstandard personal auto was 73.3% for the third quarter of 2008 versus 80.5% for the third quarter of 2007. The decrease in the C & CAE ratio in the third quarter of 2008 from the third quarter of 2007 was primarily due to less unfavorable development for claims occurring in prior accident years of approximately $838,000 in the third quarter of 2008 versus $2,388,000 in the third quarter of 2007 and improvement in the third quarter of 2008 accident period as compared to the third quarter of 2007 accident period.

Claims and claims adjustment expenses decreased $22,539,000 (19%) in the first nine months of 2008 from the first nine months of 2007. The C & CAE ratio was 73.4% in the first nine months of 2008 versus 79.9% in the first nine months of 2007. The runoff lines recorded favorable development for prior accident years of approximately $1,247,000 in the first nine months of 2008 and $2,297,000 during the first nine months of 2007. The C & CAE ratio for nonstandard personal auto was 74.3% for the first nine months of 2008 versus 81.5% for the first nine months of 2007. The decrease in the C & CAE ratio was primarily due to less unfavorable development for claims occurring in prior accident years of approximately $4,747,000 in the first nine months of 2008 versus $10,548,000 in the first nine months of 2007 and improvement in the first nine months of 2008 accident period as compared to the first nine months of 2007 accident period.

The following presents the unfavorable development for claims occurring in prior accident years for each of the three major regions in the third quarter and first nine months of 2008:

	Three months ended September 30, 2008	Nine months ended September 30, 2008
Region:
Southeast (Florida, South Carolina)	$514,000	1,200,000

South Central (Texas)	$64,000	2,005,000

Southwest (Arizona, Nevada, New Mexico)	$272,000	940,000

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

We believe it is reasonably likely that our loss costs could increase or decrease by 2% from current estimates, as remaining claims are recorded and resolved. Loss costs reflect the incurred loss per unit of exposure and are the product of frequency and severity. A 2% increase or decrease in our loss costs would result in unfavorable or favorable development of $7.5 million (based on C & CAE incurred as of September 30, 2008). This estimate of sensitivity is informational only, is not a projection of future results and does not take into account possible effects of extraordinary litigation events (such as class action claims).

Policy acquisition costs include commission expense, change in deferred policy acquisition costs, premium taxes, marketing expense and some underwriting expenses. The decrease of $1,415,000 in the third quarter of 2008 from the third quarter of 2007 and of $5,121,000 in the first nine months of 2008 from the first nine months of 2007 was primarily due to decreases in marketing and underwriting expenses and the reversal of the premium deficiency for expected underwriting losses on the South Central business that was recorded in 2007. The ratio of Policy acquisition costs to Net premiums earned was 16% for the third quarter of 2008 and 18% for the third quarter of 2007. It was 17% for the first nine months of 2008 and 18% for the first nine months of 2007.

Underwriting and operating expenses decreased $433,000 (5%) in the third quarter of 2008 from the third quarter of 2007 primarily due to a decrease in advertising and compensation expense. Underwriting and operating expenses increased $862,000 (4%) in the first nine months of 2008 primarily due to an increase in software depreciation and software maintenance. Underwriting and operating expenses, net of Agency revenues, as a percent of Net premiums earned were 11% and 9% for the first nine months of 2008 and 2007, respectively.

Interest expense decreased between the quarterly periods as well as the nine month periods primarily due to the decline in the 3-month London Interbank Offered Rate and its related impact on the interest expense of subordinated debentures.

Liquidity and Capital Resources

Parent Company

GAN provides administrative and financial services for its wholly owned subsidiaries. GAN needs cash during 2008 primarily for administrative expenses and interest on the Subordinated debentures and the Note payable. GAN has approximately $6.0 million in cash and marketable securities, of which $2.0 million was required to be held in connection with the Note payable as of September 30, 2008. Another source of cash to meet obligations is statutorily permitted dividend payments from its insurance subsidiary, which requires approval from the Texas Department of Insurance. For 2008, cash dividends of $5.0 million were paid to GAN. GAN believes the cash available from its short-term investments and available dividends from subsidiaries should be sufficient to meet its expected obligations for 2008.

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

As a result of losses in prior years, as of September 30, 2008, the Company had net operating loss carryforwards for tax purposes aggregating $72,705,000. These net operating loss carryforwards of $11,405,000, $33,950,000, $13,687,000, $633,000 and $13,030,000, if not utilized, will expire in 2020, 2021, 2022, 2023 and 2027, respectively. As of September 30, 2008, the tax benefit of the net operating loss carryforwards was $24,720,000, which was calculated by applying the Federal statutory income tax rate of 34% against the net operating loss carryforwards of $72,705,000.

As of September 30, 2008 and December 31, 2007, the net deferred tax asset before valuation allowance was $32,163,000 and $28,951,000 and the valuation allowance was $29,851,000 and $28,699,000, respectively. The Company does not record a tax valuation allowance relating to the net unrealized losses on investments, excluding common stocks because it is more likely than not that these losses would reverse or be used in future periods. The Company has the ability and it is the Company’s intent to fully recover the principal, which could require the Company to hold these securities until their maturity; therefore, the Company considers the impairment to be temporary.

Subsidiaries, Principally Insurance Operations

The primary sources of the insurance subsidiary’s liquidity are funds generated from insurance premiums, net investment income and maturing investments. The short-term investments and cash are intended to provide adequate funds to pay claims without selling fixed maturity investments. At September 30, 2008, the insurance subsidiary held short-term investments and cash that the insurance subsidiary believes is adequate liquidity for the payment of claims and other short-term commitments.

With regard to liquidity, the average duration of the investment portfolio is approximately 1.7 years. Various insurance departments of states in which the Company operates require the deposit of funds to protect policyholders within those states. At September 30, 2008 and December 31, 2007, the balance on deposit for the benefit of such policyholders totaled $5,412,000 and $5,218,000, respectively.

Net cash provided by operating activities was $9,346,000 for the first nine months of 2008 and cash used for operating activities was $11,331,000 for the first nine months of 2007. The change in cash as a result of operating activities between the periods was primarily attributable to lower C & CAE paid ratios for nonstandard personal auto between the periods.

Investments and Cash decreased primarily as a result of the decline in market value for the period. At September 30, 2008, 74% of the Company’s investments were rated investment grade with an average duration of approximately 1.7 years, including approximately 34% that were held in short-term investments. The Company classifies its bond securities as available for sale. The net unrealized loss associated with the investment portfolio was $4,753,000 (net of tax effect) at September 30, 2008 (see Note 2 to Condensed Consolidated Financial Statements which appears in Item 1 of this Report).

The Company has performed a detailed review of our asset-backed securities to identify the extent to which our asset values may have been impacted by direct exposure to the subprime mortgage loan disruption, as well as broader credit market events. One of our mortgage-backed securities is collateralized by residential mortgage loans that are considered subprime. This security was considered other-than-temporarily impaired in the third quarter of 2008 and the book value was reduced by $932,000 to the current market value and this decline was recorded as a realized loss. At September 30, 2008 and December 31, 2007, we had $8,527,000 and $8,457,000, respectively, in nonprime collateralized mortgage obligations (Alt-A securities) with issuers rated “AAA” by Standard and Poor’s. The cost and fair value of these investments were $8,469,000 and $6,582,000, respectively, at September 30, 2008 compared to $8,382,000 and $8,331,000, respectively, at December 31, 2007. The Company, at this time based upon information currently available, expects to receive all payments on these securities in accordance with their original contractual terms as the securities approach their maturity dates, or sooner if market yields for such securities decline. Based on management’s evaluation and intent to hold these securities to maturity if necessary to recover the cost, none of the unrealized losses are considered other than temporary.

Premiums receivable increased primarily due to the increase in premium writings for the six months ended September 30, 2008 over the six months ended December 31, 2007. This balance is comprised primarily of premiums due from insureds. Most of the policies are written with a down payment and monthly payment terms of up to four months on six month policies. The Company recorded an allowance for doubtful accounts of $888,000 and $569,000 as of September 30, 3008 and December 31, 2007, respectively, which it considers adequate. The increase in the allowance for doubtful accounts was due primarily to an increase in over thirty day receivables.

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

Deferred policy acquisition costs increased primarily as a result of the 2008 reversal of the premium deficiency for expected underwriting losses on the South Central business that had been recorded in 2007.

Deferred Federal income taxes include temporary differences and the tax asset from net operating loss carryforwards less a valuation allowance that fully reserves these two items, see “Liquidity and Capital Resources – Net Operating Loss Carryforwards.” The increase is primarily due to the increase in unrealized losses on investments.

Unpaid C & CAE decreased primarily as a result of favorable development recorded for the runoff lines during the nine months ended September 30, 2008. As of September 30, 2008, the Company had $69,602,000 in net unpaid C & CAE (Unpaid C & CAE of $72,579,000 less Ceded unpaid C & CAE of $2,977,000). This amount represents management’s best estimate of the ultimate liabilities. The significant operational changes we have recently made in the nonstandard personal auto claims adjustment process and changing claims trends increase the uncertainties which exist in the estimation process and could lead to inaccurate estimates of claim and claim adjustment expense.

The reserve estimates were made as of September 30, 2008 by our in-house actuarial staff. Prior to the third quarter of 2007, an independent actuarial consulting firm had the responsibility for making the reserve estimates used in our financial statements. Beginning with the third quarter of 2007, the estimates are made by our in-house actuarial staff, and we do not rely on a review by the independent actuarial firm to estimate reserves.

As of September 30, 2008 and December 31, 2007, in respect of its runoff lines, the Company had $7,612,000 and $10,275,000, respectively, in net unpaid C & CAE. Historically, the Company has experienced significant volatility in its reserve projections for its runoff lines. This volatility has been primarily attributable to its commercial automobile and general liability product lines. On February 7, 2002, the Company announced it had decided to discontinue writing commercial lines insurance due to continued adverse claims development and unprofitable results. The Company has been settling and reducing its remaining inventory of commercial claims. See “Business Operations - “Discontinuance of Commercial Lines.” As of September 30, 2008, 38 runoff claims remained versus 47 at December 31, 2007. The average runoff claim reserve was approximately $200,000 per claim and $219,000 per claim at September 30, 2008 and December 31, 2007, respectively.

Unearned premiums increased primarily as a result of the increase in premium writings for the six months ended September 30, 2008 over the six months ended December 31, 2007.

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

Cash overdraft increased primarily due to the Company maintaining less cash in the bank accounts and instead investing those funds in Short-term investments.

Accumulated other comprehensive loss increased as a result of an increase in the unrealized losses on investments, which is a result of the activity in the credit markets discussed previously.

Accumulated deficit increased as a result of the net realized losses recorded during the third quarter of 2008.

Treasury stock increased as a result of the Company’s purchases of its Common Stock; see PART II, “Other Information” Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

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

These forward-looking statements reflect our current views, but they are based on assumptions and are subject to risks, uncertainties, and other variables which you should consider in making an investment decision, including, (a) operational risks and other challenges associated with growth into new and unfamiliar markets and states, (b) adverse market conditions, including heightened competition, (c) factors considered by A.M. Best in the rating of our insurance subsidiary, and the acceptability of our current rating, or a future rating, to agents and customers, (d) the Company’s ability to adjust and settle the remaining claims associated with our exit from the commercial insurance business on terms consistent with our estimates and reserves, (e) the adoption or amendment of legislation, uncertainties in the outcome of litigation and adverse trends in litigation and regulation, (f) inherent uncertainty arising from the use of estimates and assumptions in decisions about pricing and reserves, (g) the effects on claims levels resulting from natural disasters and other adverse weather conditions, (h) the availability of reinsurance and our ability to collect reinsurance recoverables, (i) uncertainties and disruptions in credit and securities markets, and the availability and cost of capital which may be required in order to implement our strategies, and (j) limitations on our ability to use net operating loss carryforwards. Please refer to the Company’s recent SEC filings, including the Annual Report on Form 10-K for the year ended December 31, 2007, for information regarding Risk Factors that could affect the Company’s results.

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

During the quarter ended September 30, 2008, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The disclosure that appears in Item 1A (“Risk Factors”) of its Annual Report on Form 10-K for the year ended December 31, 2007 (the “Form 10-K”) is hereby supplemented by the following additional information:

Extreme volatility and uncertainty in securities and credit markets may adversely affect the Company’s financial condition and performance.

As disclosed in the Annual Report on Form 10-K, the Company’s investment portfolio is subject to various risks, and the quality, market value, yield and liquidity of the portfolio may be affected by a number of factors discussed in Item 1A of the Form 10-K, “RISK FACTORS – The performance of our portfolio of fixed-income and equity securities may affect our profitability, capitalization and financial performance.”

Recently the United States and global securities and credit markets have experienced unprecedented volatility and disruption. These events, doubts regarding the efficacy of financial ratings and the reliability of financial reports, and significant actions taken by governmental authorities to address the economic problems associated with the financial markets have made it much more difficult, particularly in the short term, to analyze fixed income and other investments and to measure changes in the valuations of some of our investments. As a result, the potential for losses in the value of securities in our investment portfolio and/or disruptions in our ability to sell these securities on favorable terms has increased. Such changes could reduce the amount of the surplus in our insurance subsidiary and the liquidity of our holding company or make it more difficult for us to manage our portfolio effectively.

In addition, persistent tight conditions or uncertainties in the credit markets could adversely affect our ability to borrow money, and uncertainty and volatility in securities markets could preclude our access to capital in the future or increase the cost of capital.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below details repurchases of Common Stock made by or on behalf of the Company on a monthly basis during the third quarter of 2008. See Note 14 to the Condensed Consolidated Financial Statements for information regarding an additional purchase of Common Stock subsequent to September 30, 2008.

ISSUER PURCHASES OF EQUITY SECURITIES (1)

	(a)	(b)	(c)	(d) (2)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Value of Shares that May Yet Be Purchased Under the Plans or Programs
07/01/2008 – 07/31/2008	12,200	$3.2476	12,200	$2,666,504
08/01/2008 – 08/31/2008	3,900	$2.9331	3,900	$2,655,065
09/01/2008 – 09/30/2008	13,800	$2.8930	13,800	$2,615,141

Total	29,900	$3.0429	29,900	$2,615,141

(1)	On November 7, 2007 the Board of Directors authorized the Company to repurchase shares of common stock with a purchase price of up to $5 million in the open market and through negotiated transactions. On January 2, 2008 the Company adopted a plan pursuant to Rule 10b5-1 (the “10b5-1 Plan”) under the Securities Exchange Act of 1934 (the “Exchange Act”), which authorizes an independent third party broker-dealer to purchase up to 1,100,000 shares on behalf of the Company. The plan, which if not earlier terminated expires on December 15, 2008, is intended to enable the Company to purchase common stock from time to time in a manner consistent with applicable laws and regulations, including the provisions of the safe harbor contained in Rule 10b-18 under the Exchange Act and subject to certain price, market, volume and timing constraints specified in the plan. Of the purchases made during the third quarter, 29,900 shares were acquired pursuant to the 10b5-1 Plan. The Board’s authorization to purchase shares does not have an expiration date. The Company does not have any other plans regarding purchase of common stock.
(2)	The dollar amounts shown in column (d) are the amounts remaining available as of each month end in the third quarter and as of September 30, 2008 under the Board’s authorization of up to $5,000,000 purchase price. As of September 30, 2008, 922,400 additional shares could be purchased under the 10b5-1 Plan, if such shares could be purchased within the $5,000,000 authorization.

Item 6.	Exhibits

(a)	Exhibits

*3.1	Restated Articles of Incorporation of Registrant as filed with the Secretary of State of Texas on July 24, 1986 [Exhibit 3.1, filed in Registration Statement No. 33-7846 on Form S-1, effective November 6, 1986].

*3.2	Articles of Amendment to the Articles of Incorporation as filed with the Secretary of State of Texas on June 10, 1988 [Exhibit 3.2, filed in Registration Statement No. 33-25226 on Form S-1, effective November 14, 1988].

*3.3	Articles of Amendment to Articles of Incorporation as filed with the Secretary of State of Texas on August 13, 1993 [Exhibit 3.6, Form 10-K dated March 25, 1994].

*3.4	Articles of Amendment to Articles of Incorporation as filed with the Secretary of State of Texas on November 10, 2005 [Exhibit 3.8, Form 8-K filed November 16, 2005].

*3.5	Statement of Resolution Establishing and Designating Series A Convertible Preferred Stock of Registrant as filed with the Secretary of State of the State of Texas on October 1, 1999 [Exhibit 99.18, Form 8-K dated June 29, 1999].

*3.6	Articles of Amendment to the Statement of Resolution Establishing and Designating the Series A Convertible Preferred Stock of Registrant as filed with the Secretary of State of Texas on January 21, 2005 [Exhibit 4.1, Form 8-K filed January 24, 2005].

*3.7	Bylaws of Registrant as amended through August 11, 2005. [Exhibit 3.8, Form 8-K dated August 9, 2005].

*4.1	Form of Common Stock Certificate [Exhibit 4.6, Form 10-K dated March 28, 1997].

*4.2	Agreement dated August 26, 1994 appointing Continental Stock Transfer & Trust Company transfer agent and registrar [Exhibit 10.28, Form 10-K dated March 30, 1995].

*4.3	Series B Common Stock Purchase Warrant dated as of October 4, 1999 between Registrant and Goff Moore Strategic Partners, L.P. (“GMSP”) [Exhibit 99.20, Form 8-K filed October 7, 1999].

*4.4	First Amendment to Series B Common Stock Purchase Warrant dated as of March 23, 2001 between Registrant and GMSP [Exhibit 99.22, Form 8-K/A filed March 30, 2001].

*4.5	Securities Exchange Agreement dated as of August 27, 2004 between Registrant and GMSP [Exhibit 10.1, Form 8-K filed August 30, 2004].

11.1	Statement regarding Computation of Per Share Earnings (the required information is included in Note 8 of Notes to Condensed Consolidated Financial Statements included in this Report and no separate statement is, or is required to be, filed as an Exhibit).

31.1	Section 302 Certification of Chief Executive Officer (certification required pursuant to Rule 13a-14(a) and 15d-14(a)) †.

31.2	Section 302 Certification of Chief Financial Officer (certification required pursuant to Rule 13a-14(a) and 15d-14(a)) †.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer (1).

32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Chief Financial Officer (1).

*

-   Exhibit has previously been filed with the Commission as an exhibit in the filing designated in brackets and is incorporated herein by this reference. Registrant’s file number for reports filed under the Securities Exchange Act of 1934 is 1-9828.

†	- Filed herewith.
(1)	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the Registrant as well as in his capacity as Chief Financial Officer.

GAINSCO, INC.

Date: November 13, 2008	By:	/s/ Daniel J. Coots
Daniel J. Coots
Senior Vice President, Treasurer and Chief Financial Officer

INDEX OF EXHIBITS

Exhibit No.	Description

*3.1	Restated Articles of Incorporation of Registrant as filed with the Secretary of State of Texas on July 24, 1986 [Exhibit 3.1, filed in Registration Statement No. 33-7846 on Form S-1, effective November 6, 1986].

*3.2	Articles of Amendment to the Articles of Incorporation as filed with the Secretary of State of Texas on June 10, 1988 [Exhibit 3.2, filed in Registration Statement No. 33-25226 on Form S-1, effective November 14, 1988].

*3.3	Articles of Amendment to Articles of Incorporation as filed with the Secretary of State of Texas on August 13, 1993 [Exhibit 3.6, Form 10-K dated March 25, 1994].

*3.4	Articles of Amendment to Articles of Incorporation as filed with the Secretary of State of Texas on November 10, 2005 [Exhibit 3.8, Form 8-K filed November 16, 2005].

*3.5	Statement of Resolution Establishing and Designating Series A Convertible Preferred Stock of Registrant as filed with the Secretary of State of the State of Texas on October 1, 1999 [Exhibit 99.18, Form 8-K dated June 29, 1999].

*3.6	Articles of Amendment to the Statement of Resolution Establishing and Designating the Series A Convertible Preferred Stock of Registrant as filed with the Secretary of State of Texas on January 21, 2005 [Exhibit 4.1, Form 8-K filed January 24, 2005].

*3.7	Bylaws of Registrant as amended through August 11, 2005. [Exhibit 3.8, Form 8-K dated August 9, 2005].

*4.1	Form of Common Stock Certificate [Exhibit 4.6, Form 10-K dated March 28, 1997].

*4.2	Agreement dated August 26, 1994 appointing Continental Stock Transfer & Trust Company transfer agent and registrar [Exhibit 10.28, Form 10-K dated March 30, 1995].

*4.3	Series B Common Stock Purchase Warrant dated as of October 4, 1999 between Registrant and Goff Moore Strategic Partners, L.P. (“GMSP”) [Exhibit 99.20, Form 8-K filed October 7, 1999].

*4.4	First Amendment to Series B Common Stock Purchase Warrant dated as of March 23, 2001 between Registrant and GMSP [Exhibit 99.22, Form 8-K/A filed March 30, 2001].

*4.5	Securities Exchange Agreement dated as of August 27, 2004 between Registrant and GMSP [Exhibit 10.1, Form 8-K filed August 30, 2004].

11.1	Statement regarding Computation of Per Share Earnings (the required information is included in Note 8 of Notes to Condensed Consolidated Financial Statements included in this Report and no separate statement is, or is required to be, filed as an Exhibit).

31.1	Section 302 Certification of Chief Executive Officer (certification required pursuant to Rule 13a-14(a) and 15d-14(a)) †.

31.2	Section 302 Certification of Chief Financial Officer (certification required pursuant to Rule 13a-14(a) and 15d-14(a)) †.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer (1).

32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Chief Financial Officer (1).

*

-   Exhibit has previously been filed with the Commission as an exhibit in the filing designated in brackets and is incorporated herein by this reference. Registrant’s file number for reports filed under the Securities Exchange Act of 1934 is 1-9828.

†	- Filed herewith.
(1)	Furnished herewith.