Form 10-K
period 2008-12-31
GAINSCO INC
filed 2009-03-27
CIK 786344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15 (d) of

The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

Commission file number 1-9828

GAINSCO, INC.

(Exact name of registrant as specified in its charter)

TEXAS	75-1617013
(State of Incorporation)	(IRS Employer Identification No.)

3333 Lee Parkway, Suite 1200
Dallas, Texas	75219
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (972) 629-4301

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($.10 par value)	The NYSE Amex

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

The aggregate market value of the registrant’s Common Stock ($.10 par value), the registrant’s only class of voting or non-voting common equity stock, held by non-affiliates of the registrant (6,940,993 shares) as of the close of the business on June 30, 2008 was $22,211,178 (based on the closing sale price of $3.20 per share on that date on the NYSE Amex).

As of March 20, 2009, there were 23,927,572 shares of the registrant’s Common Stock ($.10 par value) outstanding.

Incorporation by Reference

Portions of the Company’s Proxy Statement for its Annual Meeting of Shareholders expected to be held on May 27, 2009 are incorporated by reference herein in response to Items 10, 11, 12, 13 and 14 of Part III of Form 10-K.

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

We expanded into Texas in 2003, Arizona and Nevada in 2004, California in 2005 and South Carolina in 2006, and we entered New Mexico in 2007. We are preparing to begin writing insurance in Georgia in the second quarter of 2009. After significant growth in 2005 and 2006, the Company concentrated its efforts in 2007 and 2008 on improving the profitability of the expanded business through focused pricing, underwriting and claims initiatives which resulted in reduced written premiums in 2007 and a leveling off of written premiums in 2008.

For the year ended December 31, 2008, our gross premiums written totaled approximately $181.8 million, down 2% from the year ended December 31, 2007. Our total revenues for the year ended December 31, 2008 were approximately $190.5 million and net loss was approximately $3.5 million. Our shareholders’ equity was approximately $55.4 million as of December 31, 2008.

As of the date hereof, our insurance company is rated “B” (fair) by A.M. Best. Our common stock is publicly traded on the NYSE Amex under the symbol “GAN.”

Our Business Model

Insurance Subsidiaries

We execute our strategy through our insurance company subsidiary, as well as two non-risk bearing managing general agency subsidiaries, as follows:

MGA: MGA is the company through which our nonstandard auto business is underwritten in all states. Until 2007, MGA acted as a reinsurer on all business underwritten in Texas through an unaffiliated third party insurance company. Most business in Texas is now written directly by MGA. MGA assumed through reinsurance all of the outstanding claims and liabilities of General Agents that existed when the former subsidiary was sold in November 2007. The Company markets its nonstandard auto insurance products through over 4,000 independent agency locations in Arizona, Florida, Nevada, New Mexico, South Carolina and Texas, and one general agency in California that markets through approximately 1,000 insurance broker locations.

MGA Agency, Inc. (“MGA Agency”): MGA Agency provides marketing and agency relationship management services for MGA and for an unaffiliated insurer that provides fronting paper for MGA in Texas. MGA Agency receives commissions and other administrative fees from MGA and the unaffiliated insurance company based on the amount of gross premiums produced for each respective company. Additionally, MGA Agency receives various fees primarily related to fees charged on insureds’ premiums due that vary according to state insurance laws and regulations.

National Specialty Lines, Inc. (“NSL”): NSL provides marketing and agency relationship management for MGA in Florida. NSL receives various fees primarily related to fees charged on insureds’ premiums due that vary according to state insurance laws and regulations.

Insurance Operations

The following table sets forth our gross premiums written by region for the periods indicated:

	Years ended December 31,
	2008	2007
	(Amounts in thousands)
Southeast (Florida, South Carolina)	$110,123	102,208
South Central (Texas)	41,221	45,373
Southwest (Arizona, New Mexico, Nevada)	28,381	33,692
West (California)	2,124	3,597

Total	$181,849	184,870

Geographically, we are focused on marketing our nonstandard personal auto product in selected states in the southern region of the United States. We currently operate in Arizona, Florida, New Mexico, South Carolina and Texas and with lesser emphasis in California and Nevada. Data published by A.M. Best indicates that approximately $11.7 billion of nonstandard personal auto insurance was written in these states in 2007, representing approximately 32% of the entire U.S. nonstandard personal auto market. We believe that our share of the total nonstandard personal auto market is less than 1% in each of the states in which we operate.

Our Industry

Personal auto insurance is the largest line of property and casualty insurance in the United States. In 2007, the personal auto insurance market was estimated by A.M. Best to be approximately $162 billion in premiums written. Personal auto insurance covers the driver against financial loss for legal liability to others for bodily injury, property damage and medical costs for treating injured parties. Coverage also may provide indemnification for damage to an insured’s vehicle from theft, collision and other perils. Personal auto insurance is comprised of preferred, standard and nonstandard risks. Nonstandard insurance is intended for drivers who typically seek the minimum statutory coverage limits required in the state in which they reside, and their driving record, age, vehicle type or payment history may represent a higher than normal risk. As a result, customers who purchase nonstandard auto insurance generally pay higher premiums for similar coverage than drivers who qualify for standard or preferred policies.

The personal auto insurance industry has historically been cyclical, characterized by periods of price competition and excess capacity followed by periods of high premium rates and shortages of underwriting capacity. When underwriting standards for preferred and standard companies become more restrictive, more insureds seek nonstandard coverage and the size of the nonstandard market increases. While there is no precise industry-recognized demarcation between nonstandard policies and all other personal auto policies, we believe that nonstandard auto risks or specialty auto risks generally constitute approximately 20% to 25% of the overall personal auto insurance market, with the exact percentage fluctuating according to competitive conditions in the market.

Competition

Nonstandard personal auto insurance consumers typically purchase the statutory minimum limits of liability insurance required for registration of their vehicles or slightly higher limits. We believe that we compete effectively in this market on the basis of price, down payment options, payment plans, good relationships with agents and superior quality claims and policy customer service. Because of the insurance purchasing habits of our customers, the rate of policy retention is lower than the retention rate of standard and preferred policies. Our success, therefore, depends in part on maintaining strong relationships with our agents and our ability to replace insureds who do not renew their policies. Approximately 50% of our customers keep their policies in force for the entire term of the policy and of that 50%, approximately 80% purchase a renewal policy from us. Since a majority of our customers purchase policies through one of our several payment plans, the primary reason that a policy lapses or is canceled is due to non-payment of a premium installment.

We compete with large national insurance companies, smaller regional companies and local managing general agents in the sale of nonstandard auto insurance products and services. We market our products primarily through independent agencies that also sell the insurance products of our competitors. Many competitors are national in scope, larger, and better capitalized than we are. Some competitors have aggressive national advertising campaigns and broad distribution networks and market directly to customers through employees rather than independent agents. Smaller regional insurance companies and local agents also compete vigorously at the local level. We believe our regional focus on the nonstandard auto market gives us the opportunity to develop relationships with our independent agents to build our Company through our targeted marketing efforts. This, together with competitive prices, payment terms and an emphasis on superior customer service, allows us to compete with both national competitors and smaller regional companies.

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

Nonstandard Auto Insurance

GAINSCO’s nonstandard personal auto products are primarily aligned with customers seeking to purchase basic coverage and limits of liability required by statutory requirements, or slightly higher. Our products include coverage for third party liability, for bodily injury and physical damage, as well as collision and comprehensive coverage for theft, physical damage and other perils for an insured’s vehicle. Within this context, we offer our product to a wide range of customers who present varying degrees of potential risk to the Company, and we strive to price our product to reflect this range of risk accordingly, in order to earn an underwriting profit. Simultaneously, when actuarially prudent, we attempt to position our product price to be competitive with other companies offering similar products to optimize our likelihood of securing our targeted customers. We offer flexible premium down payment, installment payment, late payment, and policy reinstatement plans that we believe help us secure new customers and retain existing customers, while generating an additional source of income from fees that we charge for those services. We primarily write six month policies in Arizona, Florida, Nevada, and New Mexico and both one month and six month policies in Texas, with one year policies in California and both six month and one year policies in South Carolina. The terms of policies we are permitted to offer varies in the states in which we operate.

The following table sets forth our nonstandard personal auto gross premiums written (before ceding any amounts to reinsurers) and percentage of gross premiums written for the periods indicated.

	Years ended December 31,
	2008		2007
	(Dollar amounts in thousands)
Gross Premiums Written:
Nonstandard Personal Auto	$181,849	100%	184,870	100%

Policies in Force (End of Period)	148,770		136,612

Our Target Market

We believe our Company is positioned to succeed in the nonstandard personal automobile market. We are organized into four regions: the Southeast Region, based in Miami, markets to Florida and South Carolina; the South Central Region, based in Dallas, markets to Texas; the Southwest Region, based in Phoenix, markets to Arizona and New Mexico; and the West Region, where we write insurance in California through a relationship with an independent managing general agency located in San Diego. Our operations in Nevada and California now have a reduced emphasis compared with the other states in which we operate. From these locations, the Company markets its nonstandard personal auto products through over 4,000 independent agency locations in Arizona, Florida, Nevada, New Mexico, South Carolina and Texas and one general agency in California that markets through approximately 1,000 insurance broker locations.

We believe that a majority of our customers are Hispanic. To meet the needs of this niche market and effectively compete against other nonstandard auto carriers focused on this market segment, we have undertaken several marketing, distribution and services initiatives to support this segment.

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

Product Focused Strategy

We monitor our claims ratios and, if we are not attaining desired results, we seek to adjust our pricing or curtail writing the products that we believe are negatively affecting our claim ratios. We seek to utilize our data processing systems to identify products and segments where we can achieve acceptable underwriting profits without assuming excessive underwriting risk. Subject to applicable regulatory filing and approval requirements, we modify our rates as often as we believe is necessary to improve our claim ratio and to respond to competitive forces. We also attempt to focus our marketing efforts on segments we believe will result in higher renewal and retention rates. To price our products, we utilize computer programs that run price comparisons between our Company and selected competitors, giving us the ability to identify potential opportunities to improve the positioning of our product prices. We continue updating and refining our pricing methods.

Service Focused Strategy

From a service perspective, the Company attempts both to provide our appointed agents the ability to quote, bind and order the issuance of a policy for new customers from within their offices quickly and efficiently and to assure that customers are able to receive prompt, fair resolution of claims when they occur. We employ an easy-to-use proprietary web-based interface system that is able to bridge information contained in the agent’s quoting system to our web-based quoting system. We offer a web-based platform that enables the agent to perform a wide range of policy support functions throughout the course of a policy term. We also utilize an interactive telephonic voice response system that handles thousands of calls a day. This system allows agents and insureds to perform payment and inquiry functions. Our call center handles over 2,000 calls per day, and the majority of our customer service staff speaks both Spanish and English.

Distribution Focused Strategy

We offer agency commission levels that are generally competitive with our primary competitors. We are also focused on supporting qualifying agencies with marketing support programs that are designed to grow the customer base of the agency itself in exchange for agreed upon premium commitments.

We sponsor the GAINSCO #99 auto racing team in the Grand-Am Rolex Sports Car Series and utilize racing themes and logos in many aspects of our marketing program. The image of the car is the primary symbol in our branding efforts, and specific races and other promotional events associated with this sponsorship allow us to build our relationships with productive agents and to participate in community events of interest to our customers.

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

A key component of the Operations Center is its Customer Call unit. The great majority of its staff are bilingual customer service representatives who support the Southeast, South Central and Southwest regions. In 2007, we consolidated our call centers in Dallas in order to reduce the costs of this function while seeking to maintain responsiveness. A key goal of the Customer Call units is to provide outstanding customer service by attempting to respond to incoming calls within thirty seconds and fulfill the customer’s needs on that same call.

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

Over 99% of our new business is uploaded to us by agents via the Internet, either directly using our website or indirectly through comparative rating software used by agents to compare available policies offered by us and our competitors.

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

Because the majority of our customer service representatives speak both Spanish and English, we are generally able to meet the needs of our customers and agents speaking their preferred language.

Claims Administration

We are committed to maintaining a quality claims staff to control the cost of claims and effectively serve policyholders and claimants. Our goals are to have talented staff and leadership focused on operational excellence. Specifically, we are striving to develop a high performing claims operation, which delivers accurate and timely claims resolution and provides a consistently high level of customer service.

We have a corporate claims department led by a senior claims executive, supported by a casualty and material damages claims leader, a training and development leader, and a quality assurance team. This corporate department establishes and monitors claim handling practices, and directs the regional claims officers to enhance claims performance. We maintain a field-based claims department in our Southeast Region and handle all claims for the South Central and Southwest Regions at our headquarters office.

Each regional claims group is led by a senior claims manager and supported by teams of liability adjusters and material damage appraisers. Each claims operation has a set of business practices it uses to attempt to handle claims accurately and promptly, while detecting and combating non-meritorious claims. A claims servicing affiliate of the independent managing general agency in California operates with similar claims policies and procedures.

During 2007 and 2008, oversight of recovery operations (subrogation) and loss reporting was centralized at our corporate headquarters in Dallas. This is intended to lead to better efficiency and consistent handling. In late 2008, we launched an initiative to develop a combined loss report and low complexity claim handling unit at our corporate headquarters in Dallas. This new unit will support all claims regions, and is intended to expedite the handling of low complexity physical damage claims.

We have segmented our claims handling across all claims regions based on complexity in order to ensure an appropriately skilled adjuster is assigned to the claim, and that the correct handling practices are applied. This is intended to ensure that prompt, accurate and fair claims handling is consistently achieved. The operations structure is designed to support the segmentation strategy by providing dedicated teams to handle low complexity high frequency claims, higher complexity and low frequency claims, and claims requiring specialty handling. Additionally, each region is supported by a Special Investigation Unit (SIU) and Litigation specialist.

During 2008 we continued to upgrade the claims organization. Enhancements to operations included: adding experienced adjusters and managers to our regional claims operations, implementing numerous initiatives to improve claims practices, workflows, and fraud identification, taking steps to better align staff objectives with key performance indicators used by management to measure effectiveness, and focusing additional attention and resources on better serving the needs of our customers.

In 2008, we completed the deployment of a new claims administration system which is intended to improve claims oversight and workflows. The system enhances our ability to intervene at critical points during the claim to ensure that appropriate outcomes are achieved.

Workloads are maintained at reasonable levels based on adjuster skill sets and claim types being handled. Holding the average number of claims receipts per adjuster to a reasonable level should allow each adjuster to manage his or her claims inventory more effectively. We believe that this typically improves the quality of file handling and results in earlier resolution of the claim. Subsequently, the customer experience is enhanced, which may ultimately reduce loss costs.

Since announcing our exit from commercial insurance in 2002, we have maintained a separate commercial claims unit focused on adjusting and settling the remaining claims from our previous commercial business. As of December 31, 2008, there were 30 claims associated with our runoff book outstanding.

Product Management

Over the course of time, our claims ratio will be impacted by the pricing and underwriting decisions we make, external claim frequency trends associated with changing driving patterns, the economy, external claim severity trends associated with changing medical, car repair, and other costs, litigation trends, regulatory and legislative changes, and other factors. We use our data base and actuarial tools to regularly monitor our claim ratio by product line to keep it within acceptable limits. We attempt to modify our product rates frequently to make pricing adjustments that we determine are necessary, subject to any applicable regulatory limitations. We offer six month insurance policies in all states except for California where the policy term is one year, Texas, where we offer both one month and six month policies, and South Carolina, where we offer both six month and one year policies. The terms of policies we are permitted to offer varies in the states in which we operate. Additionally, the Company has the ability to selectively stop writing policies if claim ratios are not within acceptable limits.

Technology

Technology plays an important role in our operating strategy. We continue our efforts to expand technology resources in order to facilitate the growth of the business in three key areas – infrastructure, business applications and data.

We monitor and seek to improve our infrastructure to provide optimum performance, availability and scalability.

•

We have recently replaced the majority of our data backup and recovery infrastructure with a more robust and scalable solution, including de-duplication technology. This has resulted in a higher level of integrity for all critical backup processes, shorter backup windows, and reduced media costs. Through use of mirroring, this initiative also supports our 2-hour requirement for recovery of all Tier 1 applications in the event of a disaster.

•

We have begun to virtualize our server environment. Benefits include quicker deployment of devices to support new applications, load handling, and general growth. Management and performance monitoring have also been enhanced.

•

In the first half of 2009, we expect to upgrade to a more advanced Wide Area Network. This is intended to provide better redundancy between sites and improved traffic management in conjunction with core switch and router upgrades.

We continue to enhance our business applications to seek to provide the functionality being requested by our customers. We support two primary applications – policy administration and claims administration. The policy administration system is the primary application for policy origination and maintenance. We have continued to provide more functionality at the point of sale in the agent’s office. We anticipate completion in mid-2009 of an architecture update for the point of sale interface to bring our systems to the current version of the tools utilized by this application.

In the personal nonstandard automobile business, MGA utilizes a claims system developed by Guidewire Software, Inc., an unaffiliated company that provides software systems to the property and casualty insurance industry (“Guidewire”), pursuant to a Software License Agreement entered into in May, 2007 (the “License Agreement”). The license provides for a five year term during which MGA is to pay an annual license fee equal to $318,000. If MGA’s annual written premium, as defined in the license, exceeds $250 million during the initial five-year term or during a renewal term, additional incremental annual fees would be incurred. To date, MGA’s annual written premium, as defined in the license, has not exceeded $250 million. The license entitles MGA to use the claims system and receive software maintenance. At the end of the five year term, MGA will have the option of continuing the license for additional one-year terms, with annual license fees to be negotiated at that time, terminating the license (in which case MGA would be required to develop or acquire an alternative system), or acquiring a perpetual license for an additional fee of approximately $950,000. The License Agreement may be terminated by the licensor immediately for any violation by the Company of the scope of the license rights granted or by either party for a breach or default unless the same is cured after written notice thereof. In addition, the License Agreement will be terminated if at the end of the 5-year initial term or any renewal term it is not renewed.

MGA and Guidewire were also parties to a Consulting Services Agreement (the Consulting Agreement”) for services incident to the design and implementation of the claims software, which were completed in 2008. The Consulting Agreement provided that Guidewire Software, Inc. would provide services needed to adapt its claims software system to the Company’s requirements, including the provision of necessary programming and training of Company personnel in the use and maintenance of the software system. The schedule for adaptation and implementation of the system was subject to the requirement that the Company provide reasonable assistance and performance of its obligations needed to enable Guidewire Software, Inc. to perform its obligations in a timely manner.

The Consulting Agreement was effective until completion of all projects required for implementation of the claims software system in March, 2008. Either party had the right to terminate the Consulting Agreement if the other party were to be in breach or default of a material term thereof and such breach was not cured after written notice to the breaching party. The Company paid fees and expenses of $710,000 and $625,000 in 2007 and 2008, respectively, pursuant to the Consulting Agreement. Since all the contracted services were completed in 2008, the Company is not obligated to pay any further fees and expenses under the Consulting Agreement in 2009 or subsequent periods.

Reinsurance

We generally purchase reinsurance in order to reduce our liability on individual risks and to protect against catastrophe claims. A reinsurance transaction takes place when an insurance company transfers, or “cedes,” to another insurer a portion or all of its exposure. The reinsurer assumes the exposure in return for a portion or the entire premium. The ceding of insurance does not legally discharge the insurer from its primary liability for the full amount of the policies, and the ceding company is required to pay the claim if the reinsurer fails to meet its obligations under the reinsurance agreement. See note 7 “Reinsurance” in Notes to Consolidated Financial Statements appearing under ITEM 8, “Financial Statements and Supplementary Data” of this Annual Report for detail of effective reinsurance agreements.

In 2007, the Company maintained catastrophe reinsurance on its nonstandard personal auto physical damage business for property claims of $4.0 million in excess of $1.0 million for a single catastrophe, as well as aggregate catastrophe property reinsurance for $3.0 million in excess of $1.0 million in the aggregate. In 2008, the Company maintained catastrophe reinsurance on its nonstandard personal auto physical damage business for property claims of $4.0 million in excess of $1.0 million for a single catastrophe, as well as aggregate catastrophe property reinsurance for $3.0 million in excess of $1.0 million in the aggregate. For 2009, the Company maintains catastrophe reinsurance on its nonstandard personal auto physical damage business for property claims of $19.0 million in excess of $1.0 million for a single catastrophe, as well as for aggregate catastrophes.

The following table sets forth reinsurance balances receivable and ceded unpaid claims and claim adjustment expenses related to the Company’s exposure to reinsurers as of December 31, 2008. These amounts relate principally to our runoff business:

As of December 31, 2008
(Amounts in thousands)
Hartford Fire Insurance Company	$1,086
Finial Reinsurance Company	392
White Mountains Reins Co of American	348
Munich Reinsurance America	339
Liberty Mutual Insurance Company	196
Swiss Reins America Corp.	196
Dorinco Reinsurance Company	145
Lloyds St. Paul Syndicate Mgmt	118
All others *	823

Total	$3,643

*	- No individual reinsurer greater than $100,000.

See ITEM 1A. Risk Factors for discussion on the concentration of reinsurers and A.M. Best ratings.

Reserves

As of December 31, 2008, the Company had $73.1 million in net unpaid claim and claim adjustment expenses (unpaid claim and claim adjustment expenses of $75.5 million less ceded unpaid claim and claim adjustment expenses of $2.4 million). This amount represents management’s best estimate of the Company’s claims exposure, as derived from the actuarial analysis.

As of December 31, 2008, in respect of its runoff lines, the Company had $7.1 million in net unpaid claim and claim adjustment expenses. Historically, the Company experienced significant volatility in its reserve projections for its commercial lines. This volatility was primarily attributable to its commercial auto and general liability product lines. The Company has been settling and reducing its remaining inventory of commercial claims. As of December 31, 2008, 30 runoff claims remained open, compared to 47 at December 31, 2007. The average runoff claim reserve was approximately $237,000 per claim and $219,000 per claim at December 31, 2008 and December 31, 2007, respectively.

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

The process of estimating claims reserves is imprecise and reflects significant judgment. In many liability cases, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured claim and the settlement of the claim. The actual emergence of claims and claim adjustment expenses may vary, perhaps materially, from our estimates thereof, because (a) estimates of claims and claim adjustment expense liabilities are subject to large potential errors in estimation as the ultimate disposition of claims incurred prior to the financial statement date, whether reported or not, is subject to the outcome of events that have not yet occurred (e.g., jury decisions, court interpretations, legislative changes after coverage is written and reserves are initially established that broaden liability and policy definitions and increase the severity of claims obligations, subsequent damage to property, changes in the medical condition of claimants, public attitudes and social/economic conditions such as inflation), (b) estimates of claims do not make provision for extraordinary future emergence of new classes of claims or types of claims not sufficiently represented in our historical data base or not yet quantifiable at the time the estimate is made, and (c) estimates of future costs are subject to the inherent limitation on our ability to predict the aggregate course of future events. In addition, we continue to make operational changes in the claims adjustment process, and changing claims trends increase the uncertainties which exist in the estimation process and could lead to inaccurate estimates of claim and claims adjustment expense.

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

The following table sets forth the changes in unpaid claims and claim adjustment expenses, net of reinsurance cessions, as shown in the Company’s consolidated financial statements as of and for the years ended December 31:

	2008	2007
	(Amounts in thousands)
Unpaid claims and claim adjustment expenses, beginning of period	$74,694	77,898
Less: Ceded unpaid claims and claim adjustment expenses, beginning of period	8,694	14,361

Net unpaid claims and claim adjustment expenses, beginning of period	66,000	63,537

Net claims and claim adjustment expense incurred related to:
Current period	126,599	143,796
Prior periods	2,963	13,728

Total net claim and claim adjustment expenses incurred	129,562	157,524

Net claims and claim adjustment expenses paid related to:
Current period	79,053	99,943
Prior periods	43,432	55,118

Total net claim and claim adjustment expenses paid	122,485	155,061

Net unpaid claims and claim adjustment expenses, end of period	73,077	66,000
Plus: Ceded unpaid claims and claim adjustment expenses, end of period	2,405	8,694

Unpaid claims and claim adjustment expenses, end of period	$75,482	74,694

The increase in the unpaid claims and claim adjustment expenses during 2008 was primarily the result of unfavorable development recorded for the nonstandard personal automobile lines of $4.4 million. The decrease from 2007 to 2008 in net claims and claim adjustment expenses incurred related to prior periods was primarily the result of less unfavorable development recorded in 2008 for the nonstandard personal automobile lines. Unpaid claims and claim adjustment expenses decreased in 2007 due to a decrease for the runoff lines, see ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.” The Company’s growth and the associated risks and uncertainties (see ITEM 1A. Risk Factors) made it difficult to estimate ultimate claims liabilities, and the unfavorable development occurred as the Company revised previous estimates to reflect current claims data.

The following table represents the development of GAAP balance sheet reserves for the years ended December 31, 1998 through 2008. The top line of the table shows the reserves for unpaid claims and claim adjustment expenses for the current and all prior years as recorded at the balance sheet date for each of the indicated years. The reserves represent the estimated amount of claims and claim adjustment expenses for claims arising in the current and all prior years that are unpaid at the balance sheet date, including claims that have been incurred but not yet reported to the Company.

The second portion of the following table shows the net cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year. The third portion of the table shows the re-estimated amount of the previously recorded net unpaid claims and claim adjustment expenses based on experience as of the end of each succeeding year, including net cumulative payments made since the end of the respective year. For example, the 2007 liability for net claims and claim adjustment expenses of $66,000,000 re-estimated one year later (as of December 31, 2008) was $68,963,000 of which $43,432,000 has been paid, leaving a net reserve of $25,531,000 for claims and claim adjustment expenses in 2007 and prior years remaining unpaid as of December 31, 2008.

“Net cumulative (deficiency) redundancy” represents the change in the estimate from the original balance sheet date to the date of the current estimate. For example, the 2007 net unpaid claims and claim adjustment expenses indicate a $2,963,000 net deficiency from December 31, 2007 to December 31, 2008 (one year later) whereas the 2003 net unpaid claims and claim adjustment expenses indicate a $14,317,000 net redundancy from December 31, 2003 to December 31, 2008 (five years later). Conditions and trends that have affected development of liability in the past may or may not necessarily occur in the future. Accordingly, it is generally not appropriate to extrapolate future redundancies or deficiencies based on this table.

	As of and for the years ended December 31,
	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
	(Amounts in thousands)
Unpaid claims & claim Adjustment expenses:
Gross	$136,798	132,814	164,160	181,059	143,271	120,633	95,545	78,503	77,898	74,694	75,482
Ceded	35,030	37,299	37,703	65,571	46,802	44,064	37,063	22,672	14,361	8,694	2,405

Net	101,768	95,515	126,457	115,488	96,469	76,569	58,482	55,831	63,537	66,000	73,077

Net cumulative paid as of:
One year later	49,951	54,683	71,619	52,230	32,035	27,501	21,054	32,541	55,118	43,432
Two years later	80,158	90,403	109,820	74,238	53,434	40,274	30,825	41,824	64,962
Three years later	99,446	108,757	126,603	91,915	65,375	48,717	35,364	45,358
Four years later	107,654	115,966	140,915	101,411	73,189	52,704	37,324
Five years later	111,406	121,865	147,708	108,532	76,551	54,512
Six years later	115,225	125,402	151,983	111,465	78,340
Seven years later	116,455	126,668	153,530	113,067
Eight years later	117,303	127,766	154,761
Nine years later	117,996	128,593
Ten years later	118,311

Net unpaid claims and claim adjustment expenses reestimated as of:
One year later	102,141	114,876	156,963	121,383	99,020	74,671	52,596	53,802	77,265	68,963
Two years later	111,861	130,952	161,922	126,964	98,474	69,761	47,776	55,823	78,329
Three years later	119,524	133,738	165,706	128,930	93,690	65,113	46,479	54,961
Four years later	120,795	134,626	167,494	125,615	89,165	63,590	45,190
Five years later	122,901	136,041	163,758	122,934	86,646	62,253
Six years later	123,581	132,726	160,136	120,464	85,299
Seven years later	121,652	130,965	159,105	118,789
Eight years later	120,340	130,530	159,303
Nine years later	119,716	129,512
Ten years later	119,013

Net cumulative (Deficiency) Redundancy	$(17,245)	(33,997)	(32,846)	(3,301)	11,170	14,316	13,292	870	(14,792)	(2,963)

For the year ended December 31, 2008 the net cumulative deficiency reported was $3.0 million for 2007 and prior years and was attributable to the nonstandard personal auto lines. See further discussion under ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.”

The Company completes a full actuarial analysis of unpaid claims and claim adjustment expenses on a quarterly basis for each of its coverage lines. Based upon this actuarial analysis and the new information that becomes available during the quarter, unpaid claims and claim adjustment expenses are re-estimated each quarter.

Of the net unpaid claims and claim adjustment expenses at December 31, 2008 of $73.1 million, 99% is related to the Company’s three primary reserve coverage areas: commercial general liability ($4.7 million); commercial auto liability ($2.1 million); and nonstandard personal auto ($66.0 million). The remaining $0.3 million (1%) relates to professional liability and miscellaneous commercial areas, which are in runoff.

The following table is a reconciliation of our net unpaid claim and claim adjustment expenses to our gross unpaid claims and claim adjustment expenses for the periods indicated:

	As of and for the years ended December 31,
	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
	(Amounts in thousands)
As Originally estimated:
Net unpaid claims and claim adjustment expenses	$101,768	95,515	126,457	115,488	96,469	76,569	58,482	55,831	63,537	66,000	73,077
Ceded unpaid claims and claim adjustment expenses	35,030	37,299	37,703	65,571	46,802	44,064	37,063	22,672	14,361	8,694	2,405

Unpaid claims and claim adjustment expenses	136,798	132,814	164,160	181,059	143,271	120,633	95,545	78,503	77,898	74,694	75,482

As Re-estimated as of December 31, 2008:
Net unpaid claims and claim adjustment expenses	119,013	129,512	159,303	118,789	85,299	62,253	45,190	54,961	78,329	68,963
Ceded unpaid claims and claim adjustment expenses	43,013	47,880	43,901	61,495	40,563	30,494	19,180	8,254	3,809	1,782

Unpaid claims and claim adjustment expenses	162,026	177,392	203,204	180,284	125,862	92,747	64,370	63,215	82,138	70,745

Gross Cumulative (Deficiency) Redundancy	$(25,228)	(44,578)	(39,044)	775	17,409	27,886	31,175	15,288	(4,240)	3,949

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

The following table presents the insurance company’s claims, expense and combined ratios on an accounting principles generally accepted in the United States of America (“GAAP”) basis:

	Years ended December 31,
	2008	2007
C & CAE Ratio (1)	73.3%	81.7%
Expense Ratio (2) (3)	25.7	25.9

Combined Ratio (2)	99.0%	107.6%

(1)	C & CAE is an abbreviation for Claims and claim adjustment expenses, stated as a percentage of net premiums earned.
(2)	The Expense and Combined ratios do not reflect expenses of the holding company which include interest expense on the note payable and subordinated debentures.
(3)	Commissions, change in deferred acquisition costs, underwriting expenses and operating expenses (insurance subsidiary only) are offset by agency revenues and are stated as a percentage of net premiums earned.

The holding company provides administrative and financial services for its companies and only a portion of these expenses are allocated to the insurance companies. The allocation of the holding company’s expenses solely to its insurance company would have an impact on the insurance company’s results of operations and would also affect the ratios presented.

The decrease in the claims ratio for 2008 was primarily due to less unfavorable development for claims occurring in prior accident years on the nonstandard personal auto lines (see ITEM 1A. Risk Factors) and additional favorable development in the runoff lines. See ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Claims and claim adjustment expenses.”

Net Premiums Written Leverage Ratios:

The following table shows, for the periods indicated, the Statutory Accounting Practices (“SAP”) net premiums written leverage ratios for the insurance company and its industry peer group – professional nonstandard personal auto writers.

	As of the years ended December 31,
	2008	2007
Insurance company	2.0:1	1.9:1
Industry Peer Group – Professional Nonstandard Personal Auto Writers (1)	Not available at time of print	1:1

(1)	A.M. Best’s “Aggregates and Averages – 2008”

The net premiums written leverage ratio represents the ratio of SAP net retained writings in relation to SAP surplus. This ratio measures a company’s exposure to pricing errors on its current book of business.

Investment Portfolio Historical Results and Composition

The following table sets forth, for the periods indicated, our investment results before income tax effects:

	As of the years ended December 31,
	2008	2007
	(Dollar amounts in thousands)
Average investments (1)	$174,902	183,288

Net investment income (2)	$7,728	9,201

Return on average investments (2) (3)	4.4%	5.0%

Net realized (losses) gains	$(6,313)	47

Net unrealized losses (4)	$(7,331)	(740)

(1)	Average investments is the average of beginning and ending investments at amortized cost, computed on an annual basis.
(2)	Excludes net realized (losses) gains and net unrealized losses.
(3)	Includes taxable and tax-exempt securities.
(4)	Includes net unrealized gains for total investments, before taxes.

The following table sets forth the composition of our investment portfolio.

	As of December 31,
	2008		2007
	(Amounts in thousands)
Type of Investment	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Bonds available for sale:
U.S. Treasury	$5,179	5,244	5,647	5,668
U.S. government agencies (1)	2,998	3,011	3,980	3,980
Corporate bonds	48,883	47,517	64,808	64,458
Asset backed bonds	11,909	11,635	15,683	15,729
Mortgage backed bonds	36,493	31,831	38,330	38,115
Preferred stocks	8,868	7,781	475	367
Common stocks	278	277	668	528
Certificates of deposit	255	255	1,970	1,974

	114,863	107,551	131,561	130,819
Other long-term investments	1,850	1,850	—	—
Short-term investments	65,820	65,801	43,782	43,784

Total investments	$182,533	175,202	175,343	174,603

(1)	Securities not backed by full faith and credit of U.S government.

At December 31, 2008 the Standard & Poor’s ratings on our bonds available for sale were in the following categories: 48% AAA, 3% AA+, 7% AA, 5% AA-, 7% A+, 17% A, 2% A-, 3% BBB, 3% BBB-, 1% BB+, 4% B and below. At December 31, 2008, one investment security unrated by Standard and Poor’s had a Moody’s rating of Ba1. See note 1(c) “Background and Summary of Accounting Policies – Investments” in Notes to Consolidated Financial Statements appearing under Item 8 of this Annual Report for further discussion.

The maturity distribution of our investments in fixed maturities is as follows:

	As of December 31,
	2008		2007
	(Dollar amounts in thousands)
	Amortized Cost	Percent	Amortized Cost	Percent
Within 1 year	$20,855	18.2%	44,454	33.8%
Beyond 1 year but within 5 years	36,071	31.5	29,293	22.3
Beyond 5 years but within 10 years	3,670	3.2	3,083	2.4
Beyond 20 years	5,587	4.9	718.5
Asset backed securities	11,909	10.4	15,683	11.9
Mortgage backed securities	36,493	31.8	38,330	29.1

Total fixed maturities	$114,585	100.0%	131,561	100.0%

Average duration	2.0 yrs		1.6 yrs

See further discussion of gross unrealized losses showing the length of time that investments have been continuously in an unrealized loss position as of December 31, 2008 and 2007 in note 2 to the Company’s Consolidated Financial Statements which appears in Item 8 of this Annual Report. See further discussion on asset-backed and mortgage-backed securities in ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Subsidiaries, Principally Insurance Operations.”

Investment Strategy

The investment policy of the insurance subsidiary, which is subject to investment statutes of Texas, is to maximize after-tax yield while seeking to maintain safety of capital together with adequate liquidity for insurance operations. The insurance company’s portfolio may also be invested in equity securities within limits prescribed by applicable statutes that establish permissible investments. The investment portfolio of the holding company is not subject to such statutory limitations. We currently manage our investment portfolio internally.

Significant Corporate Transactions

Sale of General Agents

On November 1, 2007, the Company and MGA Insurance Company announced the completion of the sale of General Agents to Montpelier Re U.S. Holdings, Ltd., a subsidiary of Montpelier Re Holdings, Ltd. The Company received $4.75 million, plus $5.0 million of policyholders’ statutory surplus that remained in General Agents at closing. The Company recorded a net gain on sale from this transaction during the fourth quarter of 2007 of approximately $4.6 million, with the net proceeds contributed to policyholders’ surplus of MGA. As part of the closing transaction, all direct obligations of General Agents were assumed 100% by MGA and MGA also indemnified General Agents against all other liabilities existing prior to closing. Additionally, the Company guaranteed the obligations of MGA to General Agents (see note 18 Corporate Transactions in Notes to Consolidated Financial Statements appearing under Item 8 of this Annual Report).

Net Operating Loss Carryforwards

As a result of losses in prior years, as of December 31, 2008 the Company had net operating loss carryforwards for tax purposes aggregating $72.0 million. These net operating loss carryforwards of $10.8 million, $34.0 million, $13.7 million, $0.6 million and $12.9 million, if not utilized, will expire in 2020, 2021, 2022, 2023 and 2027, respectively. As of December 31, 2008, the tax benefit of the net operating loss carryforwards was approximately $24.5 million, which is calculated by applying the Federal statutory income tax rate of 34% against the net operating loss carryforwards of $72.0 million. In 2007, the Company increased the amount of the valuation allowance by $13.2 million, resulting in an allowance on the gross deferred tax asset of $28.7 million. The Company considered it appropriate to increase the valuation allowance, see ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Liquidity and Capital Resources – Net Operating Loss Carryforwards.” As of December 31, 2008 and 2007, the net deferred tax asset before valuation allowance was $32.4 million and $29.0 million and the valuation allowance was $29.9 million and $28.7 million, respectively.

Rating

A.M. Best is the principal rating agency of the insurance industry. An insurance company’s ability to effectively compete in the market place is in part dependent upon the rating determination of A.M. Best. A.M. Best provides ratings of insurance companies based on comprehensive quantitative and qualitative evaluations and expresses its rating as an opinion of an insurer’s ability to meet its obligations to policyholders and not upon factors concerning investor protection. In January 2009, A.M. Best affirmed the rating assignment of our insurance subsidiary of “B” (Fair) with a stable outlook. A.M. Best’s assigns a “B” rating to companies that have, in the opinion of A.M. Best, a fair ability to meet their current obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions. A “B” rating is the seventh out of the 16 possible ratings.

Government Regulation

Our insurance company is subject to regulation and supervision by the insurance department of the jurisdiction in which it is domiciled or licensed to transact business. The nature and extent of such regulation and supervision varies from jurisdiction to jurisdiction. Generally, an insurance company is subject to a higher degree of regulation and supervision in its state of domicile. State insurance departments have broad administrative power relating to limitations on dividends paid by an insurance company to its parent holding company, licensing insurers and agents, regulating premium charges and policy forms, establishing reserve requirements, prescribing statutory accounting methods and the form and content of statutory financial reports, and regulating the type and amount of investments permitted. Rate regulation varies from “file and use” to prior approval to mandated rates.

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

Employees

As of December 31, 2008, we employed 342 full time employees, of whom 23 were officers and 319 were staff and administrative personnel. We had no part time employees. We are not a party to any collective bargaining agreement.

ITEM 1A.	RISK FACTORS

Readers of this Annual Report on Form 10-K should consider the risk factors described in the following paragraphs in conjunction with the other information included herein. See also “Forward-Looking Statements” appearing in ITEM 7, Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.”

Current economic conditions and disruptions in financial markets may materially and adversely affect our business, operations, capital and liquidity.

The severe economic recession and related financial disruptions have adversely affected the capital markets and have been accompanied by market volatility, increased exposure to credit and interest rate risks and uncertainty. Declining economic activity is likely to affect our customers more severely than other segments of the personal automobile insurance market, and some of our customers may decide to forego automobile insurance or may be unable to afford it. Continuing adverse economic conditions and disrupted financial markets also may adversely affect our investment portfolio and may lead to unpredictable governmental actions affecting financial institutions, other financial firms, and/or rating agencies; see “The performance of our portfolio of fixed-income securities may adversely affect our profitability, capitalization and financial performance.”

We face intense competition from other personal automobile insurance providers.

The nonstandard personal automobile insurance business is highly competitive and, except for regulatory considerations, there are relatively few barriers to entry. We compete with large national insurance providers, smaller regional companies and local managing general agents. The largest automobile insurance companies include The Progressive Corporation, The Allstate Corporation, State Farm Mutual Automobile Insurance Company, GEICO, Farmers Insurance Group, Safeco Corp., Nationwide Group and American International Group. Our chief competitors include some of these companies as well as Mercury General Corporation, Infinity Property & Casualty Corporation, Affirmative Insurance Holdings, Inc., United Automobile Insurance Group, Bristol West Insurance Group and Sentry Insurance Group. Some of our competitors spend substantially more on advertising, have more capital, higher ratings and greater resources than we have, may offer a broader range of products, lower prices and down payments than we offer, and may pay higher commissions to agents and offer superior customer service. Some of our competitors that sell insurance policies directly to customers, rather than through agencies or brokerages as we do, may have certain competitive advantages, including increased name recognition among customers, direct relationships with policyholders and potentially lower cost structures. In addition, it is possible that new competitors will enter the nonstandard automobile insurance market. Our loss of business to competitors could have a material impact on our growth and profitability. Further, competition could result in lower premium rates and less favorable policy terms and conditions including policy claim limits, which could reduce our underwriting margins. We do not use credit scores in underwriting, unlike many of our competitors, which may result in additional risks in our business.

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

We must accurately evaluate and pay claims that are made under our policies. Many factors affect our ability to pay claims accurately, including but not limited to the training and experience of our claims representatives, our claims organization’s culture and the effectiveness of our management, our ability to develop or select and implement appropriate procedures and systems to support our claims functions and other factors. During periods of economic stress, additional risks exist of fraudulent or overstated claims. Our failure to pay claims timely and accurately could lead to material litigation, undermine our reputation in the marketplace, impair our image and materially adversely affect our financial condition, results of operations and cash flows.

In addition, if we do not train new claims employees effectively or lose a significant number of experienced claims employees, our claims department’s ability to handle an increasing workload and to operate at an acceptable quality level could be adversely affected.

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

We utilize catastrophe reinsurance to “transfer” or “cede” a portion of the risks related to our nonstandard personal automobile insurance business through reinsurance arrangements with third parties. We rely heavily on reinsurance to mitigate the risk of catastrophic losses arising from hurricanes, tornados and other natural disasters. The amount, availability and cost of reinsurance are subject to prevailing market conditions that are beyond our control. These conditions affect our level of business and profitability.

We have used reinsurance to dispose of certain of our discontinued and runoff businesses. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred, it does not relieve us of our liability to our policyholders. At December 31, 2008, we had approximately $3.6 million in reinsurance receivables and ceded unpaid claims and claim adjustment expenses, comprised primarily of reserves for future claim payments. Approximately 97% of these receivables were concentrated with 19 reinsurers, all of which were companies rated A- or better by A.M. Best and one company with a B++ rating owed approximately 3% of the reinsurance receivables. Four companies with a NR A.M. Best rating owed less than 1% of the reinsurance receivables. The failure of reinsurers to pay amounts due to us on a timely basis or at all would adversely affect our results of operations.

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

We limited our business to Florida until the fourth quarter of 2003, when we began writing nonstandard personal automobile insurance policies in Texas. In 2004, we began writing nonstandard personal automobile insurance policies in Arizona and Nevada and in 2005 initiated a California program with an independent managing general agency. We entered the South Carolina market in 2006 and the New Mexico market in 2007, and we expect to enter Georgia in the second quarter of 2009. Significant growth has been realized as a result of these expansion activities, which has increased our operating leverage, claims ratio and the overall financial and operating risk profile. We anticipate expansion to additional states in the future.

Our strategy necessarily entails increased financial and operational risks and other challenges that include, but are not limited to, the following:

•	competitive conditions for our product are significant;

•

generally, new business initially produces higher claim ratios than more seasoned in-force business, and this factor is likely to be magnified to the extent that we enter new states and market areas. Furthermore, it amplifies the importance of our ability to assess any new trends accurately and respond effectively;

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

Financial strength ratings are an important factor in establishing the competitive position of insurance companies and may be expected to have an effect on an insurance company’s sales. An insurance company’s ability to effectively compete in the marketplace is in part dependent upon the rating determination of A.M. Best, the principal rating agency of the insurance industry. A.M. Best provides ratings of insurance companies based on comprehensive quantitative and qualitative evaluations and expresses its rating as an opinion of an insurer’s ability to meet its obligations to policyholders. In January, 2009, A.M. Best affirmed the rating assignment of our insurance subsidiary of “B” (Fair) with a stable outlook. A.M. Best assigns “B” and “B-” ratings to companies that have, in the opinion of A.M. Best, a fair ability to meet their current obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions.

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

Our ability to price accurately is subject to a number of risks and uncertainties, including, without limitation:

•	the availability of sufficient reliable data;

•	our ability to conduct a complete and accurate analysis of available data;

•	our ability to recognize changes in trends in a timely manner and to project both the severity and frequency of losses with reasonable accuracy;

•	uncertainties inherent in estimates and assumptions, generally;

•	our ability to project changes in certain operating expenses with reasonable certainty;

•	the development, selection and application of appropriate rating formulae or other pricing methodologies;

•	our ability to innovate with new pricing strategies and marketing initiatives, and the success of those innovations;

•	the effects of pricing decisions of competitors on the markets in which we operate;

•	our ability to predict policyholder retention accurately;

•	unanticipated court decisions, legislation or regulatory action;

•	ongoing changes in our claim settlement practices;

•	changing driving patterns;

•	unexpected changes in the medical sector of the economy;

•	unanticipated changes in automobile repair costs, automobile parts prices and used car prices; and

•	timely approval of proposed rates by regulatory agencies.

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

As of December 31, 2008, we marketed our products and services through over 4,000 independent agency locations in Arizona, Florida, Nevada, New Mexico, South Carolina and Texas and one independent general agency in California that markets through approximately 1,000 insurance broker locations. These agents have the ability to bind us with respect to insurance coverage issued on our behalf. Since the agents are independent, we have only limited ability to exercise control over these agents. In the event that an agent exceeds its authority by binding us on a risk that does not comply with our underwriting guidelines, we are at risk for that policy until we receive the application and effect a cancellation. This may result in losses that could have a material adverse effect on our results of operations.

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

•	restrictions on the ability of insurance companies such as our insurance company subsidiary to pay dividends,

•	licensing of insurers and their agents,

•	restrictions on the nature, quality and concentration of investments,

•	restrictions on transactions between the insurance company subsidiaries and their affiliates,

•	requiring certain methods of accounting,

•	periodic examinations of operations and finances,

•	prescribing the form and content of records of financial condition to be filed,

•	requiring reserves for unearned premium, claims and other purposes,

•	sales plans and practices and commission structures,

•	permitted advertising, and

•	market conduct.

State insurance departments also conduct periodic examinations of the affairs of insurance companies and require filing of annual and other reports relating to the financial condition of insurance companies, holding company issues and other matters. Insurance regulations and regulators have an impact on a number of factors that could affect our ability to respond to changes in our competitive environment and which could have a material adverse effect on our operations. These factors include regulating our ability to exit a book of business or to exit a state in which we have been producing insurance, our ability to receive adequate premiums to achieve acceptable profitability levels, and the amount of statutory dividends from our subsidiaries which the holding company may need to pay expenses and dividends.

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

As a property and casualty insurance company, we are subject to various claims and litigation seeking damages and penalties, based upon, among other things, payments for claims we have denied, inadvertent mistakes in pricing or other terms of insurance, allegations regarding sales practices, and other claims for monetary damages. In some cases, plaintiffs seek to recover damages far in excess of our policy limits based on assertions of “extra-contractual” liability due to alleged bad faith in the manner in which we have handled particular claims. In some jurisdictions in which we operate, allegations of bad faith are frequently made and can be difficult to defend.

Some litigation against us could take the form of class action complaints. As automobile insurance industry practices and regulatory, judicial and consumer conditions change, unexpected and unintended issues related to claims and coverage may emerge, such as a growing trend of plaintiffs targeting automobile insurers in purported class action litigation relating to claims handling practices and regulatory noncompliance. These issues can have a negative effect on our business by extending coverage beyond our underwriting intent or on the way we are permitted to price products, limiting the factors we may consider when we underwrite risks, requiring us to change our claims handling procedures or our practices for charging fees, or increasing the size of claims or imposing other monetary damages. The damages and penalties in these types of matters can be substantial. The relief requested by the plaintiffs varies but may include requests for compensatory, statutory and punitive damages.

Several of our competitors are named as defendants in a number of putative class action and other lawsuits challenging various aspects of their insurance operations. These lawsuits include cases alleging damages as a result of the use of after-market parts; total loss evaluation methodology; the use of credit in underwriting and related requirements under the federal Fair Credit Reporting Act; the methods used for evaluating and paying certain bodily injury, personal injury protection and medical payment claims; methods of imposing finance charges on installment premiums; and policy implementation and renewal procedures, among other matters. Litigation may be filed against us and/or our subsidiaries or disputes may arise in the future concerning these or other business practices. From time to time, we also may be involved in such litigation or other disputes alleging that our business practices violate the patent, trademark or other intellectual property rights of third parties. In addition, lawsuits have been filed, and other lawsuits may be filed in the future, against our competitors and other businesses, and although we are not a party to such litigation, the results of those cases may create additional risks for, and/or impose additional costs and/or limitations on, our business operations.

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

Our claims and claim adjustment expense may exceed our claims and claim adjustment expense reserves, which could adversely affect our results of operations, financial condition and cash flows.

Our financial statements include claim and claim adjustment expense reserves for reported and unreported claims which represent our best estimate of what we will ultimately pay on claims and the related costs of adjusting those claims as of the date of our financial statements. When available, we rely heavily on our historical claim and claim adjustment experience in determining these reserves. We may not have sufficient information and historical data for new markets and our relatively small size results in our having less data available than many of our competitors. In addition, the historic development of reserves for claim and claim adjustment expense may not accurately reflect future trends. For example, these estimates are subject to:

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

Our level of debt could affect our financial performance. As of December 31, 2008, we had consolidated indebtedness (other than trade payables and certain other short term debt) of $43.9 million. In addition, borrowings under our credit agreement and the capital securities issued GAINSCO Capital Trust I and GAINSCO Statutory Trust II, which were organized by the Company, bear interest at rates that fluctuate. The capital trust and statutory trust are not consolidated with the Company. Therefore, increases in interest rates on the obligations under our credit agreement and the capital securities would adversely affect our income and cash flow that would be available for the payment of interest and principal on the loans under our credit agreement. Our net interest expense for the year ended December 31, 2008 was $3.2 million.

Our level of debt could have important consequences, including the following:

•

we will need to use a portion of the money we earn to pay principal and interest on outstanding amounts due under our capital securities and our credit facility, which will reduce the amount of money available to us for financing our operations and other business activities;

•	we may have a much higher level of debt than certain of our competitors, which may put us at a competitive disadvantage;

•	we may have difficulty borrowing money in the future; and

•	we could be more vulnerable to economic downturns and adverse developments in our business.

We continue to expect to obtain the money to pay our expenses and to pay the principal and interest on our outstanding debt from our operations. Our ability to meet our expenses and debt service obligations thus depends on our future performance, which will be affected by financial, business, economic, demographic and other factors, including competition and the other risk factors discussed herein.

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

Our credit facility also requires us to satisfy financial condition tests. Our ability to do so can be affected by events beyond our control, and we cannot assure that we will satisfy those requirements. A breach of any of these covenants, tests or restrictions could result in an event of default under the credit facility. If an event of default exists under the credit facility, the lender could elect to declare all outstanding amounts immediately due and payable. If the lender under our credit facility accelerates the payment of the indebtedness, we cannot assure that our assets would be sufficient to repay in full that indebtedness and our other indebtedness that would become due as a result of such acceleration.

We may need to raise additional capital.

We may need additional capital to maintain adequate levels of capital or liquidity or to support our continuing business. There can be no assurance that we will be able to raise sufficient additional capital, particularly if economic activity in the U. S. continues to decline or fails to recover. If we are unable to obtain required capital on favorable terms, or at all, we may be forced to change our business plan and may be unable to respond to competitive pressures in our business. Even if we are able to raise additional capital through the issuance of equity or debt securities, those securities may have rights, preferences or privileges senior to the rights of existing investors. In addition, if we raise capital through senior credit facilities, we would experience risks typically associated with credit borrowings, such as risks of defaults that we are unable to cure, enforcement of any liens or other security interests we may grant and restrictions on our operations, including those that might be required to comply with any financial and non-financial covenants. Additional capital could also be dilutive to our common shareholders and result in significantly higher interest expense and indebtedness, thereby reducing the earnings available to common shareholders.

A change in immigration policies could adversely affect our business.

We believe that a majority of our current customers is Hispanic, and a key element of our business strategy involves our continued focus on marketing our nonstandard automobile insurance in this market niche. In recent years, there have been a variety of federal, state and local legislative proposals to limit immigration to the United States or make other policy changes that may be adverse to undocumented immigrants. If one or more proposals were to be adopted and had the effect of curtailing such immigration to the United States or to one or more states in which we operate or imposing additional requirements on immigrants requiring insurance, this could result in decline in growth of the Hispanic market, which may have an adverse effect on our abilities to achieve our growth strategies and our ability to expand our business in the markets in which we currently operate and may operate in the future.

The performance of our portfolio of fixed-income securities may adversely affect our profitability, capitalization and financial performance.

We maintain an investment portfolio that currently consists primarily of fixed-income securities. The quality, market value, yield and liquidity of the portfolio have been adversely affected by the ongoing recession and by disruptions in financial markets, and they may be further affected by a number of factors, including the general economic and business environment, changes in the credit quality of the issuer of the fixed-income securities, changes in market conditions or disruptions in particular markets, changes in interest rates, or regulatory changes. These securities are issued by both domestic and foreign entities and are backed either by collateral or the credit of the underlying issuer. Factors such as the continuing economic downturn, a regulatory change pertaining to the issuer’s industry, deterioration in the cash flows or the quality of assets of the issuer, or a change in the issuer’s marketplace may adversely affect our ability to collect principal and interest from the issuer.

We invest in and own securities (including corporate and asset-back securities) issued by bank holding companies and other financial services firms that have been severely affected by and may continue to be so affected by the declining economy and by unpredictable governmental actions taken in response to financial failures or disruptions. Our investment portfolio may be adversely affected by such actions as well as declines or disruptions in the market for such securities.

Both equity and fixed income securities have been affected over the past several years, most severely in 2008, and may be affected in the future, by significant external events. Credit rating downgrades, defaults, and impairments may result in write-downs in the value of the fixed income securities held by the Company. As of December 31, 2008, we held $114.9 million of fixed income securities, $8.5 million of which were rated below BBB based on Standard & Poor’s credit ratings.

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

We may use derivative instruments that are hedging in nature in order to manage our interest rate and equity market risk. Although we take precautions to minimize our exposure, our profitability may be adversely affected if a counterparty to the derivative instrument defaults in its payment or if the market for such instruments is disrupted.

Failure to successfully resolve our remaining commercial lines claims could have an adverse affect on our results of operations.

In 2002, we announced our decision to cease writing commercial insurance due to continued adverse claims development and unprofitable results. As a result, there are no commercial policies remaining in force at December 31, 2008. We continue to settle and reduce our inventory of commercial lines claims. At December 31, 2008, there were 30 claims associated with our runoff book outstanding, compared to 47 at December 31, 2007. Due to the long tail and litigious nature of these claims, we anticipate that it will take a substantial number of years to complete the adjustment and settlement process with regard to existing claims and the additional claims we expect to receive in the future from our past business writings. Most of the remaining claims are in litigation, and our future results may be impacted negatively if we are unable to resolve the remaining claims and new anticipated claims within our established reserve level.

Our success depends on retaining our current key personnel and attracting additional personnel.

Our success will depend largely on the continuing efforts of our executive officers and senior management, especially those of Robert W. Stallings, our Chairman of the Board and Chief Strategic Officer, Glenn W. Anderson, our President, Chief Executive Officer and Director and James R. Reis, our Vice Chairman. Our business may be adversely affected if the services of these officers or any of our other key personnel become unavailable to us. We have entered into employment agreements with Messrs. Stallings, Anderson and Reis. Even with these employment agreements, there is a risk that these individuals will not continue to serve for any particular period of time.

We may hire additional key employees and officers to support our business, our focus on the nonstandard personal automobile insurance business, our expansion into new geographic markets and the improvement and enhancement of our systems and technologies. Hiring management personnel is very competitive in our industry due to the limited number of people available with the necessary skills, experience and understanding of our business procedures and the necessary leadership ability to guide us through the strategic development initiatives contemplated in the immediate years ahead. In 2005, we adopted a new long-term focused system of performance-based equity compensation for key personnel. Pursuant to such plan, the Compensation Committee, all of whose members are independent, is authorized to offer performance-based incentive grants and potentially issue up to 10% of our outstanding common stock over time based on achievement of performance targets. As of December 31, 2008, there were outstanding 1.2 million restricted stock units which could be earned by the achievement of specified performance criteria. Our operating performance and recently lower stock price may affect the efficacy of the incentives. Our inability to attract, train or retain the number of highly qualified personnel that our business needs may cause our business and prospects to suffer.

We cannot be certain that the net operating loss tax carryforwards will continue to be available to offset our tax liability.

As of December 31, 2008, we had net operating loss tax carryforwards for Federal income tax purposes, which we refer to as “NOLs,” of approximately $72.0 million. In order to utilize the NOLs, we must generate taxable income which can offset such carryforwards. The NOLs will expire if not used. The availability of NOLs to offset taxable income would be substantially reduced if we were to undergo an “ownership change” within the meaning of Section 382(g)(1) of the Internal Revenue Code. We will be treated as having had an “ownership change” if, within the meaning of Section 382 of the Internal Revenue Code and the regulations thereunder, there is more than a 50% change in stock ownership during a three year “testing period” by “5% shareholders.”

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

Our executive officers and directors, together with our largest shareholder, beneficially own a majority of our outstanding common stock (72.5% as of December 31, 2008). They potentially have the power to control the actions of the Company with respect to items requiring shareholder approval, including the election of directors, the adoption of amendments to our articles of incorporation and bylaws, and the approval of mergers or other significant corporate transactions. Their interests in approving such actions might not be aligned with the interests of other owners of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

On July 25, 2005, the common stock of the Company (“Common Stock”) was listed for trading on the NYSE Amex with the symbol “GAN.” The following table sets forth for the fiscal periods indicated the high and low closing sales prices per share of the Common Stock reported by the NYSE Amex. The prices reported reflect actual sales transactions.

	High	Low
2007 First Quarter	$8.00	6.58
2007 Second Quarter	6.95	5.81
2007 Third Quarter	6.65	3.80
2007 Fourth Quarter	5.30	3.90

2008 First Quarter	4.09	2.82
2008 Second Quarter	3.90	2.88
2008 Third Quarter	3.30	2.70
2008 Fourth Quarter	2.89	1.05

2009 First Quarter (through March 20, 2009)	$1.48	0.82

As of March 20, 2009, there were 272 shareholders of record of the Company’s Common Stock, including 68 banks and brokers for whom Depositary Trust Company or its designee is custodian and 204 other holders of record.

Historically the Company has not paid cash dividends. The Company’s ability to pay cash dividends would be subject to the consent of The Frost National Bank, the lender under the Company’s secured lending facility. In addition, the ability to pay dividends would depend on the receipt of dividends from subsidiaries, primarily MGA. MGA’s ability to pay dividends is subject to the approval of the Texas Department of Insurance; see “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS – Liquidity and Capital Resources – Parent Company” and note 11 to Consolidated Financial Statements which appears in ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required with respect to securities authorized for issuance under equity compensation plans is incorporated by reference to the table that appears in note 13 to the Consolidated Financial Statements set forth in response to Item 8 of this Annual Report.

During the fiscal years ended December 31, 2008 and 2007, no equity securities of the Company were sold by the Company that were not registered under the Securities Act of 1933, as amended.

The table below details repurchases of Common Stock made by or on behalf of the Company on a monthly basis during the fourth quarter of 2008. See note 11 to the Consolidated Financial Statements for information regarding additional purchases of Common Stock:

ISSUER PURCHASES OF EQUITY SECURITIES (1)

	(a)	(b)	(c)	(d) (2)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Value of Shares that May Yet Be Purchased Under the Plans or Programs
10/01/2008 – 10/31/2008	317,200	$2.2951	317,200	$1,887,134
11/01/2008 – 11/30/2008	12,600	$1.5044	12,600	$1,868,178
12/01/2008 – 12/31/2008	6,900	$1.2788	6,900	$1,859,354

Total	336,700	$2.2447	336,700	$1,859,354

(1)	On November 7, 2007 the Board of Directors authorized the Company to repurchase shares of common stock with a purchase price of up to $5 million in the open market and through negotiated transactions. On January 2, 2008 the Company adopted a plan pursuant to Rule 10b5-1 (the “10b5-1 Plan”) under the Securities Exchange Act of 1934 (the “Exchange Act”), which authorizes an independent third party broker-dealer to purchase up to 1,100,000 shares on behalf of the Company. The plan, which expired on December 15, 2008, enabled the Company to purchase common stock from time to time in a manner consistent with applicable laws and regulations, including the provisions of the safe harbor contained in Rule 10b-18 under the Exchange Act and subject to certain price, market, volume and timing constraints specified in the plan. Of the purchases made during the fourth quarter, 36,700 shares were acquired pursuant to the 10b5-1 Plan and 300,000 were purchased in negotiated transactions. The Board’s authorization to purchase shares does not have an expiration date. The Company does not have any other plans regarding purchase of common stock.
(2)	The dollar amounts shown in column (d) are the amounts remaining available as of each month end in the fourth quarter and as of December 31, 2008 under the Board’s authorization of up to $5,000,000 purchase price.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company reported a net loss of $3.5 million for the year ended December 31, 2008, compared with net loss of $18.6 million for the year ended December 31, 2007. In 2008, the Company recorded net realized losses of approximately $6.3 million, approximately $5.7 million related to write downs for other-than-temporary declines in fair value of various investments including $4.0 million from auction preferred securities backed by preferred stock of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corp. (“Freddie Mac”). Net premiums earned were $176.6 million and $192.8 million in 2008 and 2007, respectively, and gross premiums written were $181.8 million and $184.9 million in 2008 and 2007, respectively.

As of December 31, 2008, the statutory surplus was $89.8 million, after a $5.0 million dividend paid to GAN, compared to $96.0 million as of December 31, 2007. The unpaid claims and claim adjustment expenses stood at $75.5 million and $74.7 million at December 31, 2008 and 2007, respectively, of which unpaid claims and claim adjustment expenses attributable to ongoing nonstandard personal automobile lines was $66.0 million and $55.7 million, respectively.

The Company believes that the improved C & CAE ratio for nonstandard personal auto insurance discussed below is the result of numerous factors, including the improvements in pricing and underwriting, upgrades of claims systems, procedures and personnel, and actions to closely monitor and address emerging claims trends. The Company believes that it should be able to achieve additional improvement in this C & CAE ratio, subject to the significant risks and uncertainties identified in this report (see ITEM 1A. Risk Factors).

The Company limited its nonstandard personal auto insurance business to Florida until the fourth quarter of 2003, when it began writing policies in Texas. The Company began writing policies in Arizona and Nevada in 2004, in California, with an independent managing general agency, in 2005, and in South Carolina in 2006, and we entered New Mexico in the first quarter of 2007. The Company markets its policies through approximately 4,000 independent agency locations in Arizona, Florida, Nevada, New Mexico, South Carolina and Texas and one general agency in California that markets through approximately 1,000 insurance broker locations. Beginning in 2005, significant growth has been realized as a result of these expansion activities, which has increased the operating leverage, the claims ratio and the overall financial and operational risk profile of the Company.

The following table presents selected financial information:

	Years ended December 31,
	2008	2007
	(Dollar amounts in thousands)
Gross premiums written	$181,849	184,870

Net premiums earned	$176,606	192,767

Loss before Federal income taxes	$(3,404)	(8,361)

Federal income tax expense	$46	10,192

Net loss	$(3,450)	(18,553)

GAAP C & CAE ratio (1)	73.3%	81.7%
GAAP Expense ratio (2) (3)	25.7%	25.9%

GAAP Combined ratio (2)	99.0%	107.6%

(1)	C & CAE is an abbreviation for Claims and claim adjustment expenses, stated as a percentage of net premiums earned.
(2)	The Expense and Combined ratios do not reflect expenses of the holding company which include interest expense on the note payable and subordinated debentures.
(3)	Commissions, change in deferred acquisition costs, underwriting expenses and operating expenses (insurance subsidiaries only) are offset by agency revenues and are stated as a percentage of net premiums earned.

We believe rate increases, selective reduction in the agency force and the effects of the slowing economy are the main reasons for the decrease in gross premiums written and net premiums earned for the comparative years. The decrease in the C & CAE ratio in 2008 from the 2007 periods was primarily due to a smaller amount of unfavorable development for claims occurring in prior accident years on the nonstandard personal auto lines and improvement in the 2008 accident periods as compared to the 2007 accident periods.

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

The Company continues to settle and reduce its inventory of commercial lines claims. At December 31, 2008, there were 30 claims associated with the Company’s runoff book outstanding, compared to 47 as of December 31, 2007. As of December 31, 2008, in respect of its runoff lines, the Company had $7.1 million in net unpaid claims and claim adjustment expenses (“C & CAE”) compared to $10.3 million as of December 31, 2007. For the periods presented, the Company has recorded favorable development in unpaid C & CAE from the runoff lines with the settlement and reduction in the inventory of commercial lines claims. See “Results of Operations – Claims and claim adjustment expenses.” Due to the long tail and litigious nature of these claims, the Company anticipates it will take a substantial number of years to complete the adjustment and settlement process with regard to existing claims and the additional claims it expects to receive in the future from its past business writings. Most of the remaining claims are in suit and the Company’s future results may or may not be impacted either negatively or positively based on its ability to settle the remaining claims and new anticipated claims within its established reserve levels.

Results of Operations

The discussion below primarily relates to the Company’s insurance operations, although the selected consolidated financial information appearing elsewhere is on a consolidated basis. The expense item “Underwriting and operating expenses” includes the operating expenses of the holding company, GAINSCO, INC. (“GAN”).

Revenue

Gross premiums written in 2008 decreased 2% as compared to 2007. We believe the primary reasons for the decrease to be the result of rate increases, selective reduction in the agency force and the effects of the slowing economy. The following table presents gross premiums written by region:

	For the years ending December 31,
	2008		2007
	(Dollar amounts in thousands)
Region:
Southeast (Florida, South Carolina)	$110,123	60%	102,208	55%
South Central (Texas)	41,221	23	45,373	25
Southwest (Arizona, New Mexico, Nevada)	28,381	16	33,692	18
West (California)	2,124	1	3,597	2

Total	$181,849	100%	184,870	100%

Each of the regions, except for Southeast, recorded premium declines in 2008 from 2007. The percent of premium (decrease) increase by region for 2008 from 2007 is as follows: Southeast 8%, South Central (9)%, Southwest (16)% and West (41)%. In the Southeast region, we believe product enhancements, rate adjustments and expanded marketing efforts accounts for the increase in gross premiums written. Net premiums earned decreased 8% in 2008 from 2007 primarily as a result of gross premiums written in the first six months of 2008 being 9% below the comparable period in 2007.

Net investment income decreased $1,473,000 (16)% in 2008 primarily due to the decrease in Bonds available for sale, which provide higher returns than Short-term investments and the decline in interest rates. At December 31, 2008, Bonds available for sale comprised 57% of Investments versus 73% at December 31, 2007. The return on average investments was 4.4% in 2008 versus 5.0% in 2007.

The Company recorded net realized losses of $6,313,000 in 2008 and net realized gains of $4,629,000 in 2007. Approximately $5,671,000 of the net realized losses in 2008 related to write downs for other-than-temporary declines in fair value of various investments, including approximately $3,950,000 from auction preferred securities backed by preferred stock of Fannie Mae and Freddie Mac that are included in preferred stock (see note 3 of Notes to Consolidated Financial Statements which appear in Item 8 of this Annual Report). The net realized gains in 2007 were primarily due to the sale of General Agents. See “Significant Corporate Transactions – Sale of General Agents.” Variability in the timing of net realized capital gains and losses should be expected.

Agency revenues decreased $334,000 (3)% in 2008 primarily as a result of the decrease in writings in 2008. Agency revenues are primarily fees charged on insureds’ premiums due, as discussed previously.

Expenses

Claims and claim adjustment expenses decreased $27,962,000 (18%) in 2008 and the C & CAE ratio was 73.3% in 2008 versus 81.7% in 2007. The runoff lines recorded favorable development for prior accident years of approximately $1,421,000 and $2,315,000 during 2008 and 2007, respectively. The C & CAE ratio for nonstandard personal auto was 74.2% and 82.9% for 2008 and 2007, respectively. The decrease in the C & CAE ratio was primarily due to less unfavorable development for claims occurring in prior accident years of approximately $4,385,000 in 2008 versus $16,043,000 in 2007. Also contributing to the lower C & CAE ratio was improvement in 2008 accident year as compared the 2007 accident year. The following presents the unfavorable development for claims occurring in prior accident years for each of the three major regions during 2008:

•	Southeast Region (primarily Florida)—$1,080,000

•	South Central Region (Texas)—$2,010,000

•	Southwest Region (primarily Arizona and Nevada)—$733,000

New business and the entry into new territories and product lines, associated with the Company’s growth beginning in 2005, has generally produced higher claims and greater uncertainty in determining reserves than more seasoned in-force business; see ITEM 1A. Risk Factors. The unfavorable development for prior accident years for nonstandard personal auto in 2008 is primarily the result of actual and projected increases in severity associated with bodily injury liability. The Company’s growth and the associated risks and uncertainties (see ITEM 1A. Risk Factors) made it difficult to estimate ultimate claims liabilities, and the unfavorable development occurred as the Company revised previous estimates to reflect current claims data. The unfavorable development for prior accident years includes approximately $993,000 recognized in 2008 relating to “extra-contractual” claims, in which claimants seek to recover amounts significantly in excess of applicable policy limits. In 2007, the Company incurred several “extra-contractual” claims of approximately $2,051,000 primarily related to prior accident years (see ITEM 1A. Risk Factors – “Litigation may adversely affect our financial condition, results of operations and cash flows”).

Claims for “extra-contractual” liability arise when a claim is originally denied or the claimant asserts that a claim has been handled inappropriately, and the claimant further asserts that such denial or allegedly inappropriate response was improper or in “bad faith.” In such cases, which tend to arise in cases involving serious injury or death, it is not unusual for the amount of the claim to exceed by a substantial amount the policy limits that would otherwise be applicable. When the Company becomes aware of such a potential claim, it typically consults with outside counsel and, if appropriate, seeks to settle the claim on terms as favorable as possible in light of all the relevant circumstances. The amounts required for settlement of such claims, and the potential award if a case cannot be settled on acceptable terms, vary widely depending on the specific facts of the claim, the applicable law and other factors.

We believe it is reasonably likely that our loss costs could increase or decrease by 2% from current estimates, as remaining claims are recorded and resolved. Loss costs reflect the incurred loss per unit of exposure and are the product of frequency and severity. A 2% increase or decrease in our loss costs would result in unfavorable or favorable development of $7.5 million (based on C & CAE incurred as of December 31, 2008). This estimate of sensitivity is informational only, is not a projection of future results and does not take into account possible effects of extraordinary litigation events (such as class action claims).

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

Policy acquisition costs include commissions, premium taxes, marketing and underwriting expenses and the amortization of the premium deficiency. The expenses are charged to operations over the period in which the related premiums are earned. The decrease of $5,962,000 (17)% in 2008 was primarily due to decreases in commission, marketing expenses and the amortization of the premium deficiency for expected underwriting losses on the South Central business that was recorded in deferred policy acquisitions costs in 2007. Commissions decreased primarily as a result of the decline in premiums. The decrease in marketing expenses occurred primarily as a result of reducing the number of territory managers by expanding individual territory manager’s geographical area in order to become more efficient. Commissions are paid to the independent agents based upon premium writings. The marketing expenses are primarily salaries, telephone and travel expenses of our territory managers who oversee the efforts of the agents within a geographical area. Their time is focused on the supervision, relationship management and support of existing agents and recruiting new agents, as well as actively soliciting new business from these agents. Accordingly, these costs vary with and are primarily related to the acquisition of new and renewal insurance policies. The ratio of Policy acquisition costs to Net premiums earned was 17% and 18% for 2008 and 2007, respectively.

Underwriting and operating expenses increased $1,024,000 (3%) in 2008 from 2007 primarily due to an increase in software amortization and software maintenance. Underwriting and operating expenses as a percent of Net premiums earned and Agency revenues were 17% for 2008 and 15% for 2007. The increase in the ratio was due to the expense increases and the decline in premium earned.

The decrease in interest expense of $922,000 (22)% is primarily due to the decline in the 3-month London Interbank Offered Rate for U.S. dollar deposits (“LIBOR”) during 2008.

Federal income taxes

The Company recorded deferred tax expense in 2007 as a result of increasing the valuation allowance for Deferred Federal income tax asset. The Company considered it appropriate to increase the valuation allowance, see “Liquidity and Capital Resources – Net Operating Loss Carryforwards.”

Liquidity and Capital Resources

Parent Company

GAN provides administrative and financial services for its wholly owned subsidiaries. GAN needs cash during 2009 primarily for administrative expenses and interest on the Subordinated debentures and the Note payable. GAN has approximately $3.4 million in cash and marketable securities that can be used for general corporate purposes. Another source of cash to meet obligations is statutorily permitted dividend payments from its insurance subsidiary, which requires approval from the Texas Department of Insurance (see note 11 to Consolidated Financial Statements which appears in Item 8 of this Annual Report. For 2008, cash dividends of $5.0 million were paid to GAN. GAN believes the cash available from its short-term investments and dividends from its insurance subsidiary, if permitted, should be sufficient to meet its expected obligations for 2009.

Net Operating Loss Carryforwards

Deferred tax assets are evaluated and a valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. See note 1(j) “Federal Income Taxes” in Notes to Consolidated Financial Statement appearing under Part 1. Financial Information – Item 1. “Financial Statements” of this Annual Report for further discussion.

As a result of losses in prior years, as of December 31, 2008 the Company had net operating loss carryforwards for tax purposes aggregating $71,953,000. These net operating loss carryforwards of $10,782,000, $33,950,000, $13,687,000, $633,000 and $12,901,000, if not utilized, will expire in 2020, 2021, 2022, 2023 and 2027, respectively. As of December 31, 2008, the tax benefit of the net operating loss carryforwards was $24,464,000, which is calculated by applying the Federal statutory income tax rate of 34% against the net operating loss carryforwards of $71,953,000.

The Company considers available evidence, both objective and subjective, including historical levels of income, expectations and risks associated with estimates of future taxable income in assessing the need for the valuation allowance. In 2007, the Company increased the amount of the valuation allowance by $13,183,000, resulting in an allowance on the gross deferred tax asset of $28,699,000. In making this determination, the Company considered all available evidence, including the fact that the Company incurred a taxable loss in 2007 and had incurred, as of December 31, 2007, a cumulative taxable loss for the three years then ended.

As of December 31, 2008 and 2007, the net deferred tax asset before valuation allowance was $32,397,000 and $28,951,000 and the valuation allowance was $29,905,000 and $28,699,000, respectively. The Company does not record a tax valuation allowance relating to the net unrealized losses on investments, excluding equity securities because it is more likely than not that these losses would reverse or be used in future periods. The Company has the ability and it is the Company’s intent to fully recover the principal, which could require the Company to hold these securities until their maturity; therefore, the Company considers the impairment to be temporary.

Subsidiaries, Principally Insurance Operations

The primary sources of the insurance subsidiary’s liquidity are funds generated from insurance premiums, net investment income and maturing investments. The short-term investments and cash are intended to provide adequate funds to pay claims without selling fixed maturity investments. At December 31, 2008, the insurance subsidiary held short-term investments and cash that the insurance subsidiary believes is at adequate liquidity for the payment of claims and other short-term commitments.

With regard to liquidity, the average duration of the investment portfolio is approximately 2.0 years. The fair value of the fixed maturity portfolio at December 31, 2008 was $7,331,000 below amortized cost, before taxes see note 2 and note 18 of Notes to Consolidated Financial Statements which appear in Item 8 of this Annual Report). Various insurance departments of states in which the Company operates require the deposit of funds to protect policyholders within those states. At December 31, 2008 and 2007, the balance on deposit for the benefit of such policyholders totaled $5,447,000 and $5,218,000, respectively.

Net cash provided by operating activities was $15,625,000 for 2008 versus cash used for operating activities of $18,277,000 for 2007. The change in cash as a result of operating activities between the periods was primarily attributable to a lower C & CAE paid ratio in 2008 than in 2007.

Investments and Cash increased in 2008 primarily as a result of cash from operations offset by the decline in fair value of the investment securities. At December 31, 2008, 66% of the Company’s investments were rated investment grade. The average duration was approximately 2.0 years, including approximately 38% of the Investments that were held in Short-term investments. The Company classifies its bond securities as available for sale. The net unrealized loss associated with the investment portfolio was $4,839,000 (net of tax effects) at December 31, 2008 (see note 2 of Notes to Consolidated Financial Statements which appear in Item 8 of this Annual Report).

The Company has performed a detailed review of the securities in the investment portfolio and has recorded approximately $5,671,000 in Net realized losses on certain securities that were considered other than temporarily impaired. The Company, at this time based upon information currently available and management’s evaluation and intent to hold securities to maturity if necessary to recover the cost, expects to recover the net unrealized loss of $4,839,000 (net of tax effects) and considers this impairment to be temporary.

Premiums receivable increased primarily due to the increase in premium writings for the six months ended December 31, 2008 over the six months ended December 31, 2007. This balance is comprised primarily of premiums due from insureds. Most of the policies are written with a down payment and monthly payment terms of up to four months on six month policies. The Company recorded an allowance for doubtful accounts of $1,029,000 and $569,000 as of December 31, 2008 and 2007, respectively, which it considers adequate. The increase in the allowance for doubtful accounts was due primarily to an increase in over thirty day receivables.

Ceded unpaid C & CAE decreased as a result of the settlement of claims subject to the excess casualty and quota share reinsurance agreements. This balance represents unpaid C & CAE which have been ceded to reinsurers under the Company’s various reinsurance agreements, other than the reserve reinsurance cover agreement. These amounts are not currently due from the reinsurers but could become due in the future when the Company pays the claim and requests reimbursement from the reinsurers.

Deferred policy acquisition costs are principally commissions, premium taxes, marketing expenses and some underwriting expenses which are deferred. The increase of $674,000 in 2008 from 2007 was primarily due to the amortization in 2008 of a $623,000 premium deficiency that was previously recorded in 2007 for expected underwriting losses on the South Central business. The premium deficiency amortized to zero as a result of significant improvement in the expected C & CAE ratio in the South Central region.

Deferred Federal income taxes include temporary differences and the tax asset from net operating loss carryforwards less a valuation allowance that fully reserves these two items, see “Liquidity and Capital Resources – Net Operating Loss Carryforwards.” The increase is primarily due to the increase in unrealized losses on investments, excluding common stocks.

Funds held under reinsurance agreements decreased primarily due to the release of amounts held in trust by the New York Insurance Department for the benefit of policyholders of General Agents. Under the terms of the sale, General Agents returned these amounts to the Company when they were released by the insurance department.

Unpaid C & CAE increased primarily as a result of unfavorable development recorded for the nonstandard personal automobile lines, which were offset with favorable development from the runoff lines. As of December 31, 2008, the Company had $73,077,000 in net unpaid C & CAE (Unpaid C & CAE of $75,482,000 less Ceded unpaid C & CAE of $2,405,000). This amount represents management’s best estimate of the ultimate liabilities. The significant operational changes we have recently made in the nonstandard personal auto claims adjustment process and changing claims trends increase the uncertainties which exist in the estimation process and could lead to inaccurate estimates of claim and claim adjustment expense.

The reserve estimates were made by our in-house actuarial staff. An analysis provided by an independent actuarial firm was used to corroborate the reserve selections made by the in-house actuarial staff.

As of December 31, 2008 and 2007, in respect of its runoff lines, the Company had $7,118,000 and $10,275,000, respectively, in net unpaid C & CAE. Historically, the Company has experienced significant volatility in its reserve projections for its commercial lines. This volatility has been primarily attributable to its commercial automobile and general liability product lines. On February 7, 2002, the Company announced it had decided to discontinue writing commercial lines insurance due to continued adverse claims development and unprofitable results. The Company has been settling and reducing its remaining inventory of commercial claims. See “Business Operations—“Discontinuance of Commercial Lines.” As of December 31, 2008, 30 runoff claims remained versus 47 at December 31, 2007. The average runoff claim reserve was approximately $237,000 per claim and $219,000 per claim at December 31, 2008 and December 31, 2007, respectively.

Unearned premiums increased primarily as a result of the increase in premium writings for the six months ended December 31, 2008 over the six months ended December 31, 2007, mentioned previously.

Premiums payable, Commissions payable and Reinsurance balances payable all decreased due to a fronting reinsurance arrangement that was reducing throughout 2008.

Accounts payable increased primarily due to increases in return premiums due policyholders, Florida hurricane assessments and bonuses payable based on production.

Note payable decreased as a result of the Company paying the principal balance down to $900,000 in November in conjunction with an amendment to the credit agreement (see note 5 of Notes to Consolidated Financial Statements which appear in Item 8 of this Annual Report).

Other liabilities increased primarily due to unearned interest income on an investment security purchased in the first quarter of 2008. Under the terms of this security the Company has received all of the interest income and will recognize it over the life of the security.

Cash overdraft increased primarily due to the Company maintaining less cash in the bank accounts and instead investing those funds in Short-term investments

Accumulated deficit increased due to the net loss which occurred as a result of the net realized losses recorded in 2008.

Accumulated other comprehensive loss increased as a result of an increase in the unrealized losses on investments, which is a result of the activity in the credit markets discussed previously.

Treasury stock increased as a result of the Company’s purchase of its Common Stock; see PART II, ITEM 5, “Market for Registrant’s Common Equity, Related Shareholders Matters and Issuer Purchases of Equity Securities.”

The Company’s statutory capital exceeds the benchmark capital level under the Risk Based Capital formula for its insurance company. Risk Based Capital is a method for establishing the minimum amount of capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile.

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates under different assumptions or conditions.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. The Company’s critical accounting policies are described below. For a detailed discussion on the application of these and other accounting policies, see note 1 of Notes to Consolidated Financial Statements which appears in Item 8 of this Annual Report.

Investments

Investments are stated at fair value and are based on prices quoted in the most active market for each security, the fair value of comparable securities, discounted cash flow models or similar methods with changes in fair value recorded as a component of comprehensive income. The “specific identification” method is used to determine costs of investments sold. Provisions for possible losses are recorded only when the values have experienced impairment considered “other than temporary” by a charge to realized losses resulting in a new cost basis of the investment. Our securities are issued by domestic entities and are backed either by collateral or the credit of the underlying issuer. Factors such as an economic downturn, disruptions in the credit markets, a regulatory change pertaining to the issuer’s industry, deterioration in the cash flows or the quality of assets of the issuer, or a change in the issuer’s marketplace may adversely affect our ability to collect principal and interest from the issuer. Both equity and fixed income securities have been affected over the past several years, and may be affected in the future, by significant external events. Credit rating downgrades, defaults, and impairments may result in write-downs in the value of the investment securities held by the Company. The Company regularly monitors its portfolio for pricing changes, which might indicate potential other than temporary impairments, and performs reviews of securities with unrealized losses. In such cases, changes in fair value are evaluated to determine the extent to which such changes are attributable to (i) fundamental factors specific to the issuer, such as financial conditions, business prospects or other factors, or (ii) market-related factors, such as interest rates. See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” for a discussion of variability of estimates.

Fair Value Measurements

The Company’s estimates of fair value for financial assets and financial liabilities are based on the framework established in SFAS No. 157. The framework is based on the inputs used in valuation, gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available. The disclosure of fair value estimates in the SFAS No. 157 hierarchy is based on whether the significant inputs into the valuation are observable. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect the Company’s significant market assumptions. The three levels of the hierarchy are as follows:

•	Level 1 – Unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to assess.

•

Level 2 – Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; or valuations based on models where the significant inputs are observable (e.g., interest rates, yield curves, prepayment speeds, default rates, loss severities, etc.) or can be corroborated by observable market data.

•	Level 3 – Valuations based on models where significant inputs are not observable. The unobservable inputs reflect the Company’s own estimates as to the assumptions that market participants would use.

Valuation of Investments

The Company receives pricing from independent pricing services, and these are compared to prices available from sources accessed through the Bloomberg Professional System. The number of available quotes varies depending on the security, generally we obtain one quote for Level 1 investments, one to three quotes for Level 2 investments and one to two quotes, if available, for Level 3 investments. If there is a material difference in the prices obtained, further evaluation is made. Market prices and valuations from sources such as the Bloomberg system, TRACE and dealer offerings are used as a check on the prices obtained from the independent pricing services. Should a material difference exist, then an internal valuation is made. This occurs primarily with mortgage backed securities where the matrix pricing methodology used by the independent pricing service is too broad in its categorizations. This often involves differences in reasonable prepayment assumptions or significant differences in performance among issuers. In some cases, other external observable inputs such as credit default swap levels are used as input in the fair value analysis.

Fixed Maturities

For U. S. Treasury, U. S. government and corporate bonds, the independent pricing services obtain information on actual transactions from a large network of broker-dealers and determine a representative market price based on trading volume levels. For asset backed and mortgage backed instruments, the independent pricing services obtain information on actual transactions from a large network of broker-dealers and sorts the information into various components, such as asset type, rating, maturity, and spread to a benchmark such as the U.S. Treasury yield curve. These components are used to create a pricing matrix for similar instruments.

All broker-dealer quotations obtained are non-binding. For short-term investments classified as Level 1 and Level 2, the Company uses prices provided by independent pricing services. The preferred stock classified as Level 3 are all auction rate preferred shares, and the Company used broker-dealer quotes which are non-binding.

The Company uses the following hierarchy for each instrument in total invested assets:

1.	The Company obtains a price from an independent pricing service.

2.	If no price is available from an independent pricing service for the instrument, the Company obtains a market price from a broker-dealer or other reliable source, such as Bloomberg.

3.	The Company then validates the price obtained by evaluating its reasonableness. The Company’s review process includes quantitative analysis (i.e., credit spreads and interest rate and prepayment fluctuations) and initial and ongoing evaluations of methodologies used by outside parties to calculate fair value and comparing the fair value estimates to its knowledge of the current market. If a price provided by a pricing service is considered to be materially different from the other indications that are obtained, the Company will make a determination of the proper fair value of the instrument based on data inputs available.

4.	In order to determine the proper SFAS No. 157 classification for each instrument, the Company obtains from its independent pricing service the pricing procedures and inputs used to price the instrument. The Company analyzes this information, taking into account asset type, rating and liquidity, to determine what inputs are observable and unobservable in order to determine the proper SFAS No. 157 level. For those valued internally, a determination is made as to whether all relevant inputs are observable or unobservable in order to classify correctly.

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

Deferred Policy Acquisition Costs and Policy Acquisition Costs

Deferred policy acquisition costs are principally commissions, premium taxes, marketing expenses and some underwriting expenses which are deferred. Policy acquisition costs are principally commissions, premium taxes, marketing expenses, some underwriting expenses and the change in deferred policy acquisition costs that are charged to operations over the period in which the related premiums are earned. The Company utilizes investment income when assessing recoverability of deferred policy acquisition costs. A premium deficiency and a corresponding charge to income is recognized if the sum of the expected claims and claim adjustment expenses, unamortized acquisition costs and maintenance costs exceeds related unearned premiums and anticipated investment income. At December 31, 2007, a premium deficiency of $623,000, net of anticipated investment income, was recognized against Deferred policy acquisition costs for expected underwriting losses on the South Central business. At December 31, 2008, there was no premium deficiency that was required to be recognized.

Data Processing Software

Costs associated with software developed or purchased for internal use are capitalized based on SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and other related guidance. Capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software and payroll for employees directly associated with, and who devote time to, the development of the internal-use software. Costs incurred in development and enhancement of software that do not meet the capitalization criteria, such as costs of activities performed during the preliminary and post-implementation stages, are expensed as incurred. Costs incurred in development and enhancements that do not meet the criteria to capitalize are activities performed during the application development stage such as designing, coding, installing and testing. The critical estimate related to this process is the determination of the amount of time devoted by employees to specific stages of internal-use software development projects. We review any impairment of the capitalized costs on a periodic basis.

Goodwill

Goodwill represents the excess of purchase price over fair value of net assets acquired. The goodwill recorded is related to the 1998 acquisition of the Lalande Group. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized but rather is subject to an annual impairment test, or earlier if certain factors are present, based on its estimated fair value. Therefore, impairment losses could be recorded in future periods. These procedures require GAN to estimate the fair value of the reporting unit, compare the results to its carrying value and record the amount of any shortfall as an impairment charge. GAN performed this test as of December 31, 2008 and 2007, using a variety of methods, including estimates of future discounted cash flows. The test results indicated that there was no impairment loss at December 31, 2008 or 2007.

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

In addition to the factors described above that are generally applicable to property and casualty insurers, our ability to estimate claims reserves accurately is subject to risks and uncertainties arising out of the recent history and growth of the Company. These factors are discussed in more detail in Item 1A of this Annual Report, “Risk Factors.” The following are particularly significant factors that limit our ability, as compared with a more mature insurer with a larger and more stable book of business, to estimate claims reserves accurately:

•

Our growth strategy has entailed increased financial and operational risks and other challenges that are greater than and different from those to which we have previously been subject as the nature of our business has changed and grown. Generally, new business produces higher claim ratios than more seasoned in-force business, and this factor is likely to be magnified to the extent that we enter new states and market areas. Furthermore, it amplifies the importance of our ability to assess any new trends timely and accurately and respond effectively.

•

Pricing decisions based on assumed loss ratio in new states and markets, involving different claims environments, distribution sources and customer demographics, must necessarily be made without the same level of experience and data that is available in existing markets.

•

Our growth required additional personnel resources, including management and technical underwriting, claims and servicing personnel, relationships with agents and vendors with whom we have not previously done business, and additional dependence on operating systems and technology. As a result, we often do not have as much reliable historical information about costs and trends in claims as would an insurer with more experience in the markets in which we have grown.

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

•

We continue to make significant operational changes in management of our claims administration to accelerate the recognition and resolution of claims. These changes may result in an increase in the amount of aggregate claim settlements and cause our ultimate claim and claim adjustment expense to increase in comparison to prior periods. In addition, changing claims trends increase the uncertainties which exist in the estimation process and could lead to inaccurate estimates of claim and claims adjustment expense.

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

	Gross unpaid claims and claim adjustment expenses For the years ending December 31,
	2008	2007
	(Amounts in thousands)
Case:
Personal auto	$28,585	24,128
Run-off	2,233	6,834

	30,818	30,962

Incurred But Not Reported
Personal auto	$37,366	31,590
Run-off	7,298	12,142

	44,664	43,732

Total Reserves	$75,482	74,694

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

In analyzing claims data for the fourth quarter of 2007, it became apparent that the underlying accident quarter data reflected variances from historical patterns and required further analysis. Based on that analysis, we made adjustments to account for these variances, as follows:

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

When we reviewed claims data to make estimates for 2008, some of the same variances were found. Based on the analysis of these variances, we made the following adjustments:

Assumption	Change from Prior Periods and Nature of Adjustment
• Historical information used to prepare a priori expected loss ratios; historical information regarding claims frequency	During 2008, we continued to diversify further. We also expanded into various other driver classes, namely into the internationally licensed segment. Expanding into different geographical segments meant writing more business in jurisdictions with different judicial systems and negligence laws, including areas that may be more susceptible to insurance fraud. These changes can affect development patterns, so that historical patterns may not be reflective of future patterns. We attempted to take these changes into consideration in our estimate of reserves by the selection of loss development factors, including extending tail factors to older accident periods, and use of actuarial judgment.

• Case Reserve Adequacy	During our review of data for 2008, we continued to notice that the average case reserve per claimant in bodily injury coverages had increased. We attempted to take the increase in case reserves into consideration by selection of loss development factors and use of actuarial judgment.

• All of the key assumptions referred to above	As the trend first observed in 2006 continued, the credibility associated with each accident quarter gradually increased over time. Changes in credibility over time affect development patterns in that past development patterns are less stable than future patterns based on more credible data. However, the fact that the Company has continued to enter new markets results in limits on credibility for the foreseeable future. We attempted to take this into consideration in our estimates by selection of loss development factors, including extending tail factors to older accident periods and use of actuarial judgment.

• Rate of subrogation and salvage recovery	During 2008 we realized that the historical recovery pattern established by our Southeast claims operation was not applicable to recoveries in states other than Florida. We attempted to take this into consideration in our estimates by modifying our subrogation and salvage loss development factors and use of actuarial judgment.

The law of large numbers applies to selecting development patterns; i.e. the confidence of a point estimate is improved by increasing the amount of data used to develop the estimate; however, the data must be reasonably homogeneous, and exhibit little variation over time. Changes associated with the assumptions listed above affect the homogeneity of our data, and the variance associated with the loss development factors derived from the data. This implies that the variance around our point estimate has increased over time, or that the confidence interval around our point estimate has widened over time. This in turn implies there is greater volatility associated with our point estimate and we attempted to take this uncertainty into consideration with our estimates for the fourth quarter of 2007 and for 2008.

Methodologies

We utilize somewhat different processes for the estimation of reserves in the runoff line and in the nonstandard personal automobile business.

For our runoff lines, however, the remaining number of claims has declined to the point that conventional actuarial methods are of less utility than during the period in which the number of active claims provided more complete statistical data. Accordingly, during 2008 we ceased using conventional actuarial methods in our estimates for runoff claims and relied exclusively on evaluations of individual claim files. This methodology is not used for our personal lines business.

In both personal lines and commercial runoff business, we utilize the same procedures for estimating reserves on a quarterly basis as we do annually. Historically, the independent actuarial consulting firm that we retain had the responsibility for making the reserve estimate used in our financial statements. However, we changed our procedures beginning with the financial statements for the third quarter of 2007 and subsequent quarterly and annual periods. In our revised procedures, the reserve estimates are made for each period by our in-house actuarial staff, and we do not rely upon the review by the independent actuarial firm to estimate the amount of our GAAP reserves. However, that firm provides analysis as requested.

The actuarial procedures we follow are described in detail below. The reserve estimates are developed based on review and analysis of accident quarter data. Once the reserve levels have been estimated, management makes appropriate entries.

These estimates were set forth in a detailed presentation to the Audit Committee of the Board of Directors, together with underlying statistical information on which the estimates are based. The Audit Committee met each quarter with management and engaged in a detailed discussion regarding the reserve selections and underlying statistical data.

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

Specific Methodologies—Nonstandard Personal Automobile Insurance

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

Finally, development patterns can vary by accident quarter as changes have occurred and are expected to continue within our claims department, including the effects of implementation of a new claims management system. We believe that these changes resulted in an acceleration of exposure recognition and in ultimate claim settlement. Our expansion into different geographical areas within each state has caused our mix of business to change, and the credibility associated with data for each accident quarter has changed over time. As a result, our development patterns exhibit a greater variance than the development patterns for a stable, larger and more mature book of business, and we recognize this volatility in our analysis of the data.

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

We compute unpaid claims and claim adjustment expense (excluding claims department expense IBNR) for the above four provisions on a combined basis, by first estimating ultimate claims and claim adjustment expense (CAE) amounts for each accident quarter, and then subtracting from these amounts the cumulative paid and case reserves on known claims for each accident quarter. There are several methods we utilize to estimate ultimate C & CAE amounts:

•	Paid Claim Development Method

•	Incurred Claim Development Method

•	Bornheutter-Ferguson Paid Method

•	Bornheutter-Ferguson Incurred Method

In addition, ultimate claim counts are estimated using closed and reported claim count data. Ultimate claims and CAE estimates are divided by ultimate claim count estimates to determine an ultimate claim severity, which provides a reasonability check for our ultimate C & CAE amounts. If severities are in line with expectations, we have an additional degree of confidence in our estimates.

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

In determining our reserve estimates for nonstandard personal automobile insurance, for each financial reporting date we record our best estimate, which is a point estimate, of our overall unpaid claims and CAE for both current and prior accident years. Because the underlying processes require the use of estimates and professional actuarial judgment, establishing claims reserves is an inherently uncertain process. As our experience develops and we learn new information, our quarterly reserving process may produce revisions to our previously reported claims reserves, which we refer to as “development,” and such changes may be material. We recognize favorable development when we decrease our previous estimate of ultimate C & CAE, which results in an increase in net income in the period recognized. We recognize unfavorable development when we increase our previous estimate of ultimate losses, which results in a decrease in net income in the period recognized. Accordingly, while we record our best estimate, our claims reserves are subject to potential variability.

We believe it is reasonably likely that our loss costs could increase or decrease by 2% from current estimates, as remaining claims are recorded and resolved. Loss costs reflect the incurred loss per unit of exposure and are the product of frequency and severity. A 2% increase or decrease in our loss costs would result in unfavorable or favorable development of $7.5 million (assuming the size of the Company remains constant). This estimate of sensitivity is informational only, is not a projection of future results and does not take into account possible effects of extraordinary litigation events (such as class action claims).

Income Taxes

The Company and its subsidiaries file a consolidated Federal income tax return. Deferred income tax items are accounted for under the “asset and liability” method which provides for temporary differences between the reporting of earnings for financial statement purposes and for tax purposes, primarily deferred policy acquisition costs, the discount on unpaid claims and claim adjustment expenses, net operating loss carry forwards and the nondeductible portion of the change in unearned premiums. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment dates.

In 2007, the Company increased the amount of the valuation allowance by $13,183,000, resulting in an allowance on the gross deferred tax asset of $28,699,000. In making this determination, the Company considered all available evidence, including the fact that the Company incurred a taxable loss in 2007 and had incurred, as of December 31, 2007, a cumulative taxable loss for the three years then ended.

As of December 31, 2008 and 2007, the net deferred tax asset before valuation allowance was $32,397,000 and $28,951,000, and the valuation allowance was $29,905,000 and $28,699,000, respectively. The Company does not record a tax valuation allowance relating to the net unrealized losses on investments, excluding stocks, because it is more likely than not that these losses would reverse or be utilized in future periods. The Company has the ability and it is the Company’s intent to fully recover the principal, which could require the Company to hold these securities until their maturity; therefore, the Company considers the impairment to be temporary.

The Company has evaluated tax contingencies in accordance with FIN No. 48. At December 31, 2008 and 2007, the Company does not have any uncertain tax positions.

Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position EITF 03-6-1 (“FSP EITF 03-6-1”), entitled “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 and addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in Statement of Financial Accounting Standards (“SFAS”) No. 128, entitled “Earnings per Share.” The requirements of FSP EITF 03-6-1 will not materially impact the Company’s determination of earnings per share.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (“the GAAP hierarchy”). The current GAAP hierarchy is set forth in the AICPA Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles” (“SAS No. 69”). The FASB believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and has issued SFAS No. 162 to achieve the results. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to SAS No. 69. We do not expect the adoption of SFAS No. 162 to have an impact on our consolidated financial position, results of operations or cash flows.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of Statement No. 115” (“No. 159”). SFAS No. 159 permits a company to choose, at specified election dates, to measure at fair value certain eligible financial assets and liabilities that are not currently required to be measured at fair value. The specified election dates include, but are not limited to, the date when an entity first recognizes the item, when an entity enters into a firm commitment or when changes in the financial instrument causes it to no longer qualify for fair value accounting under a different accounting standard. An entity may elect the fair value option for eligible items that exist at the effective date. At that date, the difference between the carrying amounts and the fair values of eligible items for which the fair value option is elected should be recognized as a cumulative effect adjustment to the opening balance of retained earnings. The fair value option may be elected for each entire financial instrument, but need not be applied to all similar instruments. Once the fair value option has been elected, it is irrevocable. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. SFAS No. 159 is effective as of the beginning of fiscal years that begin after November 15, 2007. Upon our adoption and subsequent to that date of SFAS No. 159 effective January 1, 2008, we elected not to fair value financial instruments and certain other items under SFAS No. 159. Therefore, this statement had no impact on our consolidated financial position, results of operations or financial condition.

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements, for all of its financial assets and liabilities. The statement does not require new fair value measurements, but emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability and provides guidance on how to measure fair value by providing a fair value hierarchy for classification of financial assets or liabilities based upon measurement inputs. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued Staff Position 157-1, “Applications of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purpose of Lease Classification or Measurement under Statement 13” (“FSP 157-1”) which removes leasing transactions from the scope of SFAS No. 157. FSP 157-1 is effective upon adoption of SFAS No. 157. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring bases, at least annually, to fiscal years beginning after November 15, 2008. Any amounts recognized upon adoption as a cumulative effect will be recorded to the opening balance of accumulated deficit in the year of adoption. As a result of the issuance of FSP 157-2, we did not apply the provisions of SFAS No. 157 to the non-financial assets and non-financial liabilities and reporting units within the scope of FSP FAS 157-2. Our adoption of SFAS No. 157 had an immaterial impact on the Company’s results of operations or financial position. See note 3 of Notes to Consolidated Financial Statements which appears in Item 8 of this Annual Report for the application of SFAS No. 157 and further details regarding fair value measurement of the Company’s financial assets and liabilities as of December 31, 2008.

In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (FSP FAS 157-3). FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial instrument when the market for that financial asset is not active. The FSP was effective upon issuance, including prior periods for which financial statements have not been issued. Our adoption of FSP FAS 157-3 had an immaterial impact on the Company’s results of operations or financial position.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” FIN 48 prescribes a comprehensive financial statement model of how a company should recognize, measure, present, and disclose uncertain tax positions that the Company has taken or expects to take in its income tax returns. Guidance is also provided on derecognition, classification, interest and penalties, interim accounting, and disclosure. FIN 48 requires that only income tax benefits that meet the “more likely than not” recognition threshold be recognized or continue to be recognized on the effective date. Initial derecognition amounts would be reported as a cumulative effect of a change in accounting principle, as an adjustment to the opening balance of retained earnings for the 2007 fiscal year. FIN 48 applies to all tax positions and is effective for the Company beginning in fiscal year 2007. The adoption of FIN 48 did not affect the Company’s consolidated financial position, results of operations or financial condition and no cumulative effect adjustment was required to the January 1, 2007 balance of accumulated deficit.

In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of Statements No. 133 and 140.” Statement No. 155 (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (v) amends Statement No. 140 to eliminate the exemption from applying the requirements of Statement No. 133 on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. Statement No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006 (the fiscal year beginning January 1, 2007 for the Company). The Company adopted SFAS No. 155 as of January 1, 2007 and has determined there has been no impact on our consolidated financial position, results of operations or financial condition.

In October 2005, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts.” SOP 05-1 provides accounting guidance for DAC associated with internal replacements of insurance and investment contracts other than those set forth in SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments.” SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs through the exchange of an existing contract for a new contract, or by amendment, endorsement or rider to an existing contract, or by the election of a feature or coverage within an existing contract. The Company adopted SOP 05-1 as of January 1, 2007 and has determined there has been no impact on our consolidated financial position, results of operations or financial condition.

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

These forward-looking statements reflect our current views, but they are based on assumptions and are subject to risks, uncertainties, and other variables which you should consider in making an investment decision, including, in addition to the terms discussed under “PART I. ITEM 1A. Risk Factors” of this document, (a) current and future economic conditions and uncertainties and disruptions in financial markets that may materially and adversely affect our business, operations, capital and liquidity, (b) the unpredictability of governmental actions affecting financial institutions and other financial firms and/or rating agencies, (c) operational risks and other challenges associated with growth into new and unfamiliar markets and states, (d) adverse market conditions, including heightened competition, (e) factors considered by A.M. Best in the rating of our insurance subsidiary, and the acceptability of our current rating, or a future rating, to agents and customers, (f) the Company’s ability to adjust and settle its runoff business on terms consistent with our estimates and reserves, (g) the adoption or amendment of legislation and regulations, uncertainties in the outcome of litigation and adverse trends in litigation, (h) inherent uncertainty arising from the use of estimates and assumptions in decisions about pricing and reserves, (i) the effects on claims levels resulting from natural disasters and other adverse weather conditions, (j) the availability of reinsurance and our ability to collect reinsurance recoverables, (k) the availability and cost of capital, which may be required in order to implement the Company’s strategies, and (l) limitations on the our ability to use net operating loss carryforwards.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Consolidated Financial Statements are on pages 64 through 109:

The following Consolidated Financial Statements Schedules are on pages 110 through 120:

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

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

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, on the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2008, in timely alerting them to information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act reports.

While the Company believes that its existing disclosure controls and procedures have been effective to accomplish their objectives, the Company intends to continue to examine, refine and document its disclosure controls and procedures and to monitor ongoing developments in this area.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be supplied by a Schedule 14A filing or an amendment to this Report, to be filed with the SEC no later than April 30, 2009.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 will be supplied by a Schedule 14A filing or an amendment to this Report, to be filed with the SEC no later than April 30, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be supplied by a Schedule 14A filing or an amendment to this Report, to be filed with the SEC no later than April 30, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be supplied by a Schedule 14A filing or an amendment to this Report, to be filed with the SEC no later than April 30, 2009.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 will be supplied by a Schedule 14A filing or an amendment to this Report, to be filed with the SEC no later than April 30, 2009.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of the report:

1.	The following financial statements filed under Part II, Item 8:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Operations for the Years Ended December 31, 2008 and 2007

Consolidated Statements of Shareholders’ Equity and Comprehensive Loss for the Years Ended December 31, 2008 and 2007

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008 and 2007

Notes to Consolidated Financial Statements, December 31, 2008 and 2007

2.	The following Consolidated Financial Statement Schedules are filed under Part II, Item 8:

Schedule	Description
I	Summary of Investments
II	Condensed Financial Information of the Registrant
III	Supplementary Insurance Information
IV	Reinsurance
VI	Supplemental Information

3.	See the Exhibit Index beginning on page 65.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAINSCO, INC.
(Registrant)

/s/ Glenn W. Anderson
By:	Glenn W. Anderson, President

Date:	March 27, 2009

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

Name	Title	Date

/s/ Robert W. Stallings	Chairman of the Board	March 27, 2009
Robert W. Stallings

/s/ Joel C. Puckett	Vice Chairman of the Board	March 27, 2009
Joel C. Puckett

/s/ Glenn W. Anderson	President, Chief Executive	March 27, 2009
Glenn W. Anderson	Officer and Director

/s/ Daniel J. Coots	Senior Vice President,	March 27, 2009
Daniel J. Coots	Chief Financial Officer and Chief Accounting Officer

/s/ Robert J. Boulware	Director	March 27, 2009
Robert J. Boulware

/s/ John C. Goff	Director	March 27, 2009
John C. Goff

/s/ Sam Rosen	Director	March 27, 2009
Sam Rosen

/s/ Harden H. Wiedemann	Director	March 27, 2009
Harden H. Wiedemann

/s/ John H. Williams	Director	March 27, 2009
John H. Williams

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, based on the framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control – Integrated Framework.

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

Exhibit Index

Exhibit No.
3.1	Restated Articles of Incorporation of Registrant as filed with the Secretary of State of Texas on July 24, 1986 [Exhibit 3.1, filed in Registration Statement No. 33-7846 on Form S-1, effective November 6, 1986].

3.2	Articles of Amendment to the Articles of Incorporation as filed with the Secretary of State of Texas on June 10, 1988 [Exhibit 3.2, filed in Registration Statement No. 33-25226 on Form S-1, effective November 14, 1988].

3.3	Articles of Amendment to Articles of Incorporation as filed with the Secretary of State of Texas on August 13, 1993 [Exhibit 3.6, Form 10-K dated March 25, 1994].

3.4	Articles of Amendment to Articles of Incorporation as filed with the Secretary of State of Texas on November 10, 2005 [Exhibit 3.8, Form 8-K filed November 16, 2005].

3.5	Statement of Resolution Establishing and Designating Series A Convertible Preferred Stock of Registrant as filed with the Secretary of State of the State of Texas on October 1, 1999 [Exhibit 99.18, Form 8-K filed October 7, 1999].

3.6	Articles of Amendment to the Statement of Resolution Establishing and Designating the Series A Convertible Preferred Stock of Registrant as filed with the Secretary of State of Texas on January 21, 2005 [Exhibit 4.1, Form 8-K filed January 24, 2005].

3.7	Bylaws of Registrant as amended [Exhibit 3.8, Form 8-K filed August 15, 2005].

3.8	Section 8.01 of the Bylaws of GAINSCO, INC., as amended on August 29,2007 [Exhibit 3.8, Form 8-K filed August 31, 2007].

4.1	Form of Common Stock Certificate [Exhibit 4.6, Form 10-K filed March 28, 1997].

4.2	Agreement dated August 26, 1994 appointing Continental Stock Transfer & Trust Company transfer agent and registrar [Exhibit 10.28, Form 10-K dated March 30, 1995].

4.3	Series B Common Stock Purchase Warrant dated as of October 4, 1999 between Registrant and Goff Moore Strategic Partners, L.P. (“GMSP”) [Exhibit 99.20, Form 8-K filed October 7, 1999].

4.4	First Amendment to Series B Common Stock Purchase Warrant dated as of March 23, 2001 between Registrant and GMSP [Exhibit 99.22, Form 8-K/A filed March 30, 2001].

4.4	Second Amendment to Series B Common Stock Purchase Warrant dated as of January 21, 2005 between Registrant and GMSP [Exhibit 10.10, Form 8-K filed January 24, 2005].

4.5	Amended and Restated Trust Agreement among GAINSCO, INC. as Depositor, Wilmington Trust Company as Property Trustee, Wilmington Trust Company as Delaware Trustee, and Glenn W. Anderson, Daniel J. Coots and Richard M. Buxton as Administrators, dated as of January 13, 2006 [Exhibit 10.41, Form 8-K filed January 18, 2006].

4.6	Junior Subordinated Indenture between GAINSCO, INC. and Wilmington Trust Company, as Trustee, dated as of January 13, 2006 [Exhibit 10.42, Form 8-K filed January 18, 2006].

4.7	Guarantee Agreement between GAINSCO, INC. as Guarantor and Wilmington Trust Company as Guarantee Trustee, dated as of January 13, 2006 [Exhibit 10.43, Form 8-K filed January 18, 2006].

4.8	Amended and Restated Trust Agreement among GAINSCO, INC. as Depositor, U.S. Bank National Association as Property Trustee, and Glenn W. Anderson and Daniel J. Coots as Administrators, dated as of December 21, 2006 [Exhibit 4.14, Form 10-K filed April 2, 2007].

4.9	Junior Subordinated Indenture between GAINSCO, INC. and U.S. Bank National Association, as Trustee, dated as of December 21, 2006 [Exhibit 4.15, Form 10-K filed April 2, 2007].

4.10	Guarantee Agreement between GAINSCO, INC. as Guarantor and U.S. Bank National Association as Guarantee Trustee, dated as of December 21, 2006 [Exhibit 4.16, Form 10-K filed April 2, 2007].

10.1*	1998 Long Term Incentive Plan of the Registrant [Exhibit 99.8, Form 10-Q filed August 11, 1998].

10.2*	GAINSCO, INC. 401(k) Plan and related Adoption Agreement [Exhibit 10.14, Form 10-Q filed November 14, 2003].

10.3*	GAINSCO, INC. 2005 Long-Term Incentive Compensation Plan [Exhibit 4.1, registration statement on Form S-8 filed on November 14, 2005].

10.4*	Form of Restricted Stock Incentive Agreement (incorporated by reference to Exhibit 4.2 to the registration statement on Form S-8 filed on November 14, 2005).

10.5*	Form of Restricted Stock Unit Incentive Agreement [Exhibit 4.3, registration statement on Form S-8 filed on November 14, 2005].

10.6*	Form of Restricted Stock Unit Incentive Agreement [Exhibit 10.35, Form 8-K filed September 10, 2008].

10.7*	Form of 2008 Amendment to Restricted Stock Unit Incentive Agreement [Exhibit 10.36, Form 8-K filed September 10, 2008].

10.8*	Employment Agreement dated April 25, 1998 between Glenn W. Anderson and the Registrant [Exhibit 99.5, Form 10-Q/A filed June 16, 1998].

10.9*	Change of Control Agreement for Glenn W. Anderson [Exhibit 99.7, Form 10-Q/A filed June 16, 1998].

10.10*	Replacement Non-Qualified Stock Option Agreement dated July 24, 1998 between Glenn W. Anderson and the Registrant [Exhibit 99.9, Form 10-Q filed August 11, 1998].

10.11*	Waiver and First Amendment to Employment Agreement dated as of August 27, 2004 between Registrant and Glenn W. Anderson [Exhibit 10.7, Form 8-K filed August 30, 2004].

10.12*	Change in Control Agreement dated as of August 27, 2004 between Registrant and Glenn W. Anderson [Exhibit 10.8, Form 8-K filed August 30, 2004].

10.13*	Restricted Stock Agreement dated as of January 21, 2005 between Registrant and Glenn W. Anderson [Exhibit 10.11, Form 8-K filed January 24, 2005]

10.14*	Employment Agreement dated as of August 27, 2004 between Registrant and Robert W. Stallings [Exhibit 10.5, Form 8-K filed August 30, 2004].

10.15*	Employment Agreement dated as of August 27, 2004 between Registrant and James R. Reis [Exhibit 10.6, Form 8-K filed August 30, 2004].

10.16	Forms of Change of Control Agreements [Exhibit 10.4, Form 10-K filed March 29, 2002].

10.17	Office Lease dated August 19, 2002 between Crescent Real Estate Funding X, L.P. and GAINSCO, INC. [Exhibit 10.31, Form 8-K filed November 14, 2002].

10.18	Office Lease dated May 3, 2005 by and between Crescent Real Estate Funding VIII, L.P. and GAINSCO, INC. [Exhibit 10.37, Form 8-K filed May 9, 2005]).

10.19	First Amendment to Office Lease dated July 13, 2005 by and between Crescent Real Estate Funding VIII, L.P. and GAINSCO, INC. [Exhibit 10.38, Form 8-K filed July 19, 2005].

10.20	Second Amendment to Office Lease dated September 23, 2005 by and between Crescent Real Estate Funding VIII, L.P. and GAINSCO, INC. [Exhibit 10.39, Form 8-K filed September 29, 2005].

10.21	Third Amendment to Office Lease dated October 27, 2005 by and between Crescent Real Estate Funding VIII, L.P. and GAINSCO, INC. †

10.22	Fourth Amendment to Office Lease dated January 25, 2006 by and between Crescent Real Estate Funding VIII, L.P. and GAINSCO, INC. †

10.23	Fifth Amendment to Office Lease dated February 7, 2007 by and between Crescent Real Estate Funding VIII, L.P. and GAINSCO, INC. [Exhibit 10.41, Form 8-K filed February 12, 2007].

10.24	Acquisition Agreement dated August 12, 2002 among GAINSCO, INC., GAINSCO Service Corp., GAINSCO County Mutual Insurance Company, Berkeley Management Corporation and Liberty Mutual Insurance Company [Exhibit 10.26, Form 10-Q filed August 14, 2002].

10.25	Acquisition Agreement dated August 12, 2002 among GAINSCO, INC., GAINSCO Service Corp., Berkeley Management Corporation, Liberty Mutual Insurance Company, and GAINSCO County Mutual Insurance Company and Amendment to Acquisition Agreement dated December 2, 2002 among GAINSCO, INC., GAINSCO Service Corp., Berkeley Management Corporation, Liberty Mutual Insurance Company, and GAINSCO County Mutual Insurance Company [Exhibit 10.26, Form 10-Q filed August 14, 2002 and Exhibit 10.32, Form 8-K filed December 5, 2002].

10.26*	Compensation of non-management directors beginning in 2005 was described in a Form 8-K filed on May 17, 2005, and such description is incorporated herein by reference.

10.27	Credit Agreement between GAINSCO, INC. and The Frost National Bank dated September 30, 2005 [Exhibit 10.40, Form 8-K filed October 6, 2005].

10.28	First Amendment to Credit Agreement dated as of January 13, 2006, among the Company, National Specialty Lines, Inc. and The Frost National Bank. †

10.29	Second Amendment to Credit Agreement dated as of October 31, 2007, among the Company, National Specialty Lines, Inc. and The Frost National Bank [Exhibit 10.30, Form 10-K filed March 28, 2008].

10.30	Third Amendment to Credit Agreement dated as of November 21, 2008, among the Company, National Specialty Lines, Inc. and The Frost National Bank [Exhibit 10.35, Form 8-K filed November 25, 2008].

10.31	Sponsorship Agreement executed December 15, 2006, effective January 1, 2007, by and between Stallings Capital Group Consultants, Ltd. and GAINSCO, INC. [Exhibit 10.41, Form 8-K filed December 21, 2006].

10.32	Sponsorship Agreement executed March 5, 2008, effective January 1, 2008, by and between Stallings Capital Group Consultants, Ltd. and GAINSCO, INC. [Exhibit 10.30, Form 8-K filed March 11, 2008].

10.33	Sponsorship Agreement executed December 17, 2008, effective January 1, 2009, by and between Stallings Capital Group Consultants, Ltd. and GAINSCO, INC. [Exhibit 10.36, Form 8-K filed December 18, 2008].

10.34	Stipulation of Settlement dated as of October 31, 2006 by and among David Varney, as Lead Plaintiff, GAINSCO, INC., Glenn W. Anderson and Daniel J. Coots [Exhibit 10.26, Form 10-K filed April 2, 2007].

10.35	Software License Agreement dated May 3, 2007 by and between Guidewire Software, Inc. and MGA Insurance Company, Inc. [Exhibit 10.27, Form 10-Q filed August 14, 2007].

10.36	Consulting Services Agreement dated May 2, 2007 by and between Guidewire Software, Inc. and MGA Insurance Company, Inc. [Exhibit 10.28, Form 10-Q filed August 14, 2007].

10.37	Stock Purchase Agreement by and between GAINSCO, INC., MGA Insurance Company, Inc. and Montpelier Re U.S. Holdings Ltd. dated August 13, 2007 [Exhibit 10.29, Form 8-K filed August 17, 2007].

10.38	100% Quota Share Reinsurance Agreement dated October 31, 2007 between MGA Insurance Company, Inc. and General Agents Insurance Company of America, Inc. [Exhibit 10.31, Form 10-K filed March 28, 2008].

10.39	Reinsurance Trust Agreement dated October 31, 2007, by and among MGA Insurance Company, Inc., General Agents Insurance Company of America, Inc. and Bank of Oklahoma, N.A. as Trustee [Exhibit 10.32, Form 10-K filed March 28, 2008].

10.40	Guaranty Agreement dated October 31, 2007 by GAINSCO, INC. for the benefit of General Agents Insurance Company of America, Inc. [Exhibit 10.33, Form 10-K filed March 28, 2008].

11.1	Statement regarding Computation of Per Share Earnings (the required information is included in Note [1(k)] of Notes to Consolidated Financial Statements included in this Report and no separate statement is, or is required to be, filed as an exhibit).

21.1	Subsidiaries of Registrant. †

23.1	Consent of BDO Seidman, LLP †

23.2	Consent of KPMG LLP †

31.1	Section 302 Certification of Chief Executive Officer (certification required pursuant to Rule 13a-14(a) and 15d-14(a)). †

31.2	Section 302 Certification of Chief Financial Officer (certification required pursuant to Rule 13a-14(a) and 15d-14(a)). †

32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer. (1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Chief Financial Officer. (1)

†	Filed herewith.
(1)	Furnished herewith

Exhibits which are not marked “†” in the foregoing table have been previously filed with the Commission as an exhibit to the filing shown following the description of the applicable exhibit.

*	Indicates a management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

GAINSCO, INC.:

We have audited the accompanying consolidated balance sheet of GAINSCO, INC. and subsidiaries (the “Company”) as of December 31, 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for the year ended December 31, 2008. In connection with our audit of the financial statements, we also have audited the financial statement schedules II, III, IV and VI. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GAINSCO, INC. and subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP
BDO Seidman, LLP

Dallas, Texas

March 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

GAINSCO, INC.:

We have audited the accompanying consolidated balance sheet of GAINSCO, INC. and subsidiaries as of December 31, 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for the year ended December 31, 2007. In connection with our audit, we also have audited the financial statement schedules II, III, IV and VI as of and for the year ended December 31, 2007. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GAINSCO, INC. and subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein as of and for the year ended December 31, 2007.

/s/ KPMG LLP
KPMG LLP

Dallas, Texas

March 28, 2008

GAINSCO, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2008 and 2007

(Amounts in thousands, except share data)

	2008	2007
Assets
Investments (notes 1, 2 and 3):
Bonds available for sale (amortized cost: $105,462 – 2008, $128,448 – 2007)	$99,238	127,950
Preferred stocks (cost: $8,868 – 2008, $475 – 2007)	7,781	367
Common stocks (cost: $278 – 2008, $668 – 2007)	277	528
Certificates of deposit (amortized cost: $255 – 2008, $1,970 – 2007)	255	1,974
Other long-term investment (cost: $1,850 – 2008, $0 – 2007)	1,850	—
Short-term investments (amortized cost: $65,820 – 2008, $43,782 – 2007)	65,801	43,784

Total investments	175,202	174,603

Cash	1,373	1,722
Accrued investment income (note 1)	1,221	1,445
Premiums receivable (net of allowance for doubtful accounts: $1,029 – 2008 and $569 – 2007) (note 1)	39,836	39,099
Reinsurance balances receivable (net of allowance for doubtful accounts: $132 – 2008 and 2007) (notes 1 and 7)	1,238	941
Ceded unpaid claims and claim adjustment expenses (notes 7 and 9)	2,405	8,694
Deferred policy acquisition costs (note 1)	7,850	7,176
Property and equipment (net of accumulated depreciation and amortization: $6,915 – 2008, $5,557 – 2007) (notes 1 and 8)	2,936	3,539
Current Federal income taxes (notes 1 and 10)	26	72
Deferred Federal income taxes (net of valuation allowance: $29,905 – 2008, $28,699 – 2007) (notes 1 and 10)	2,492	252
Funds held under reinsurance agreements	381	3,590
Other assets	3,914	3,577
Goodwill (note 1)	609	609

Total assets	$239,483	245,319

		(continued	)

GAINSCO, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2008 and 2007

(Amounts in thousands, except share data)

	2008	2007
Liabilities and Shareholders’ Equity
Liabilities:
Unpaid claims and claim adjustment expenses (notes 1 and 9)	$75,482	74,694
Unearned premiums (note 1)	48,482	44,542
Premiums payable	784	2,634
Commissions payable	1,473	2,480
Accounts payable	4,107	3,213
Reinsurance balances payable (note 7)	718	1,462
Note payable (note 5)	900	1,900
Subordinated debentures (note 6)	43,000	43,000
Other liabilities	2,274	1,330
Cash overdraft	6,916	4,027

Total liabilities	184,136	179,282

Commitments and contingencies (notes 5, 6, 7, 13, 15, 16 and 17)

Shareholders’ Equity (notes 11 and 13):

Common stock ($.10 par value, 62,500,000 shares authorized, 25,197,745 shares issued and 23,934,102 shares outstanding at December 31, 2008, 25,121,081 shares issued and 25,009,350 shares outstanding at December 31, 2007)	2,519	2,512
Additional paid-in capital	151,740	151,451
Accumulated deficit	(89,940)	(86,490)
Accumulated other comprehensive loss (notes 2, 3 and 4)	(4,839)	(489)
Treasury stock, at cost (1,263,643 shares at December 31, 2008, and 111,731 shares at December 31, 2007) (notes 1 and 11)	(4,133)	(947)

Total shareholders’ equity	55,347	66,037

Total liabilities and shareholders’ equity	$239,483	245,319

See accompanying notes to consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2008 and 2007

(Amounts in thousands, except per share data)

	2008	2007
Revenues:
Net premiums earned (notes 1 and 7)	$176,606	192,767
Net investment income (note 2)	7,728	9,201
Net realized (losses) gains (note 2 and 3)	(6,313)	69
Net realized gain on sale of subsidiary (note 2 and 18)	—	4,560
Agency revenues (note 1)	12,461	12,795
Other income, net	52	7

Total revenues	190,534	219,399

Expenses:
Claims and claim adjustment expenses (notes 1, 7 and 9)	129,562	157,524
Policy acquisition costs (note 1)	29,690	35,652
Underwriting and operating expenses	31,498	30,474
Interest expense, net (notes 5 and 6)	3,188	4,110

Total expenses	193,938	227,760

Loss before Federal income taxes	(3,404)	(8,361)

Federal income taxes (notes 1 and 10):
Current expense (benefit)	46	(14)
Deferred expense	—	10,206

Total income taxes	46	10,192

Net loss	$(3,450)	(18,553)

Loss per common share (notes 1, 11 and 12):
Basic	$(.14)	(.74)

Diluted	$(.14)	(.74)

Weighted average commons shares outstanding (notes 11 and 12):
Basic	24,415

Diluted	24,415

See accompanying notes to consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Loss

Years ended December 31, 2008 and 2007

(Amounts in thousands)

	2008		2007
Common stock:
Balance at beginning of year	$2,512		2,499
Issuance of restricted common stock	7		13

Balance at end of year	$2,519		2,512

Additional paid-in capital:
Balance at beginning of year	$151,451		151,093
Issuance of restricted common stock	(7)		(13)
Stock-based compensation expense	152		141
Accrual of restricted stock units	144		233
Costs associated with common stock issuance	—		(3)

Balance at end of year	$151,740		151,451

Accumulated deficit:
Balance at beginning of year	$(86,490)		(67,937)
Net loss	(3,450)	$(3,450)	(18,553)	(18,553)

Balance at end of year	$(89,940)		(86,490)

Accumulated other comprehensive loss

Balance at beginning of year	$(489)		(273)
Unrealized losses on securities, net of reclassification adjustment, net of tax (note 4)	(4,350)	(4,350)	(216)	(216)

Comprehensive loss		$(7,800)		(18,769)

Balance at end of year	$(4,839)		(489)

Treasury stock:
Balance at beginning of year	$(947)		(646)
Purchase of treasury stock	(3,186)		(301)

Balance at end of year	$(4,133)		(947)

Total shareholders’ equity end of year	$55,347		66,037

See accompanying notes to consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2008 and 2007

(Amounts in thousands)

	2008	2007
Cash flows from operating activities:
Net loss	$(3,450)	(18,553)
Adjustments to reconcile net loss to cash provided by (used for) operating activities:
Depreciation and amortization	1,831	889
Other-than-temporary impairment of investments	5,671	—
Non-cash compensation expense	296	373
Realized losses (gains) (excluding other-than-temporary impairments)	642	(47)
Realized gain on sale of subsidiary	—	(4,560)
Realized losses (gains) on sale of property and equipment	16	(22)
Deferred Federal income tax expense	—	10,206
Change in operating assets and liabilities:
Accrued investment income	224	122
Premiums receivable	(737)	9,133
Reinsurance balances receivable	(297)	266
Ceded unpaid claims and claim adjustment expenses	6,289	5,667
Deferred policy acquisition costs	(674)	2,455
Funds held under reinsurance agreements	3,209	(3,570)
Other assets	(406)	2,917
Unpaid claims and claim adjustment expenses	788	(3,204)
Unearned premiums	3,940	(9,336)
Premiums payable	(1,850)	(4,294)
Commissions payable	(1,007)	(2,340)
Accounts payable	894	(1,645)
Reinsurance balances payable	(744)	(2,230)
Other liabilities	944	(431)
Current Federal income taxes	46	(73)

Net cash provided by (used for) operating activities	$15,625	(18,277)

		(continued )

GAINSCO, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2008 and 2007

(Dollars in thousands, except per share data)

	2008	2007
Cash flows from investing activities:
Bonds available for sale:
Sold	$31,376	18,283
Matured	43,490	17,750
Purchased	(53,527)	(56,525)
Certificates of deposit:
Sold	255	200
Matured	1,725	455
Purchased	(255)	(455)
Preferred stock sold	91	—
Preferred stock purchased/transferred from short-term investments	(12,752)	(475)
Common stocks sold	68	16
Common stock purchased	—	(668)
Other long-term investments purchased	(1,850)	—
Net change in short-term investments	(22,090)	32,796
Proceeds from sale of subsidiary	—	9,560
Proceeds from sale of property and equipment	6	36
Property and equipment purchased	(1,214)	(2,409)

Net cash (used for) provided by investing activities	(14,677)	18,564

Cash flows from financing activities:
Principal payments	(1,000)	(100)
Excess tax benefits from share-based payment arrangements	—	1
Purchase of treasury stock	(3,186)	(301)
Costs associated with common stock issuance	—	(3)
Net change in cash overdraft	2,889	(1,733)

Net cash used for financing activities	(1,297)	(2,136)

Net decrease in cash	(349)	(1,849)
Cash at beginning of year	1,722	3,571

Cash at end of year	$1,373	1,722

Supplemental disclosures of non-cash financing activities:

25,664 and 128,068 shares of common stock were issued during 2008 and 2007, respectively, relating to restricted stock unit agreements (note 13).

$3,325 and $4,202 in interest was paid during 2008 and 2007, respectively (notes 5 and 6).

$58 in income tax payments were made during 2007 (note 10).

See accompanying notes to consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

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

On November 1, 2007, the Company and MGA Insurance Company completed the sale of General Agents to Montpelier Re U.S. Holdings, Ltd., a subsidiary of Montpelier Re Holdings, Ltd. The Company received $4.75 million, plus $5.0 million of policyholders’ statutory surplus that remained in General Agents at closing. The Company recorded a net gain on sale from this transaction during the fourth quarter of 2007 of approximately $4.6 million, with the net proceeds contributed to policyholders’ surplus of MGA. As part of the closing transaction, all direct obligations of General Agents were assumed 100% through reinsurance by MGA and MGA also indemnified General Agents against all other liabilities existing prior to closing. Additionally, the Company guaranteed the obligations of MGA to General Agents – see note 18.

The consolidated financial statements included herein have been prepared by GAINSCO, INC., on the basis of accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(b)	Nature of Operations

The Company’s nonstandard personal auto products are primarily aligned with customers seeking to purchase basic coverage and limits of liability required by statutory requirements, or slightly higher. Our products include coverage for third party liability, for bodily injury and physical damage, as well as collision and comprehensive coverage for theft, physical damage and other perils for an insured’s vehicle. Within this context, we offer our product to a wide range of customers who present varying degrees of potential risk to the Company, and we strive to price our product to reflect this range of risk accordingly, in order to earn an underwriting profit. Simultaneously, when actuarially prudent, we attempt to position our product price to be competitive with other companies offering similar products to optimize our likelihood of securing our targeted customers. We offer flexible premium down payment, installment payment, late payment, and policy reinstatement plans that we believe help us secure new customers and retain exiting customers, while generating an additional source of income from fees that we charge for those services. We primarily write six-month policies in Arizona, Florida, Nevada and New Mexico and both one month and six month policies in Texas (“South Central”), with one year policies in California and both six month and one year policies in South Carolina. The terms of policies we are permitted to offer varies in the states in which we operate.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

GAN expects to use cash during the next twelve months primarily for: (1) interest and principal on the Note payable, (2) interest on the Subordinated debentures, (3) administrative expenses, and (4) investments. The primary sources of cash to meet these obligations are assets held by GAN and dividends from its subsidiaries.

(c)	Investments

Investments are stated at fair value and are based on prices quoted in the most active market for each security, the fair value of comparable securities, discounted cash flow models or similar methods. Premiums and discounts on mortgage-backed and asset-backed securities are amortized over a period based on estimated future principal payments, including prepayments. Prepayment assumptions are reviewed periodically and adjusted to reflect actual prepayments and changes in expectations. The most significant determinants of prepayments are the difference between interest rates on the underlying mortgages, or underlying securities, and the current mortgage loan rates and the structure of the security. Other factors affecting prepayments include the size, type and age of underlying mortgages, the geographic location of the mortgaged properties and the credit worthiness of the borrowers. Variations from anticipated prepayments will affect the life and yield of these securities.

Investment securities are exposed to a number of factors, including general economic and business environment, changes in the credit quality of the issuer of the fixed income securities, changes in market conditions or disruptions in particular markets, changes in interest rates, or regulatory changes. Fair values of securities fluctuate based on the magnitude of changing market conditions. Our securities are issued by domestic entities and are backed either by collateral or the credit of the underlying issuer. Factors such as an economic downturn, disruptions in the credit markets, a regulatory change pertaining to the issuer’s industry, deterioration in the cash flows or the quality of assets of the issuer, or a change in the issuer’s marketplace may adversely affect our ability to collect principal and interest from the issuer. Both equity and fixed income securities have been affected over the past several years, and may be affected in the future, by significant external events. Credit rating downgrades, defaults, and impairments may result in write-downs in the value of the investment securities held by the Company. The Company regularly monitors its portfolio for pricing changes, which might indicate potential impairments, and performs reviews of securities with unrealized losses. In such cases, changes in fair value are evaluated to determine the extent to which such changes are attributable to (i) fundamental factors specific to the issuer, such as financial conditions, business prospects or other factors, or (ii) market-related factors, such as interest rates. When a security in the Company’s investment portfolio has an unrealized loss in fair value that is deemed to be other than temporary, the Company reduces the book value of such security to its current fair value, recognizing the decline as a realized loss in the Consolidated Statements of Operations and a revised GAAP cost basis for the security is established.

Accrued investment income is the interest earned on securities which has been recognized in the results of operations, but the cash has not been received from the various security issuers. This accrual is based on the terms of each of the various securities and uses the ‘effective interest method’ for amortizing the premium and accruing the discount. Realized gains (losses) on securities are computed based upon the “specific identification” method on trade date and include write downs on securities considered to have other than temporary declines in fair value. Dividends on preferred stock are recorded as investment income on the ex-dividend date with a corresponding receivable to be extinguished upon receipt of cash.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

(d)	Deferred Policy Acquisition Costs and Policy Acquisition Costs

Deferred policy acquisition costs (“DAC”) are principally commissions, premium taxes, marketing expenses and some underwriting expenses which are deferred. Policy acquisition costs are principally commissions, premium taxes, marketing expenses, some underwriting expenses and the change in deferred policy acquisition costs that are charged to operations over the period in which the related premiums are earned. The Company utilizes investment income when assessing recoverability of deferred policy acquisition costs. A premium deficiency and a corresponding charge to income is recognized if the sum of the expected claims and claim adjustment expenses, unamortized acquisition costs and maintenance costs exceeds related unearned premiums and anticipated investment income. At December 31, 2007, there was a premium deficiency of $623,000, net of anticipated investment income, was recognized against Deferred policy acquisition costs for expected underwriting losses on the South Central business. At December 31, 2008, there was no premium deficiency that was required to be recognized.

Information relating to these net deferred amounts, as of and for the years ended December 31, 2008 and 2007 is summarized as follows:

	2008	2007
	(Amounts in thousands)
Asset balance, beginning of period	$7,176	9,631

Deferred commissions	22,499	23,251
Deferred premium taxes, marketing and underwriting expenses	7,510	9,844
Premium deficiency	—	(623)
Amortization	(29,335)	(34,927)

Net change	674	(2,455)

Asset balance, end of period	$7,850	7,176

(e)	Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets (leasehold improvements are amortized over the terms of the lease and primarily three years for furniture and equipment). Computer software costs relating to programs for internal use are recorded in property and equipment and are amortized using the straight-line method over three years or the estimated useful life, whichever is shorter.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

Costs associated with software developed or purchased for internal use are capitalized based on SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and other related guidance. Capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software and payroll for employees directly associated with, and who devote time to, the development of the internal-use software. Costs incurred in development and enhancement of software that do not meet the capitalization criteria, such as costs of activities performed during the preliminary and post-implementation stages, are expensed as incurred. Costs incurred in development and enhancements that do not meet the criteria to capitalize are activities performed during the application development stage such as designing, coding, installing and testing. The critical estimate related to this process is the determination of the amount of time devoted by employees to specific stages of internal-use software development projects. The Company reviews any impairment of the capitalized costs on a periodic basis. The Company amortizes such costs over the estimated useful life of the software, which is three five years once the software has been placed in service. The Company capitalized software development costs of approximately $2,153,000 in 2008. Amortization expense related to capitalized software development costs was approximately $536,000 for the year ended December 31, 2008.

(f)	Goodwill

Goodwill carried on GAN’s balance sheet represents the excess of purchase price over fair value of net identifiable assets acquired. The goodwill recorded is related to the 1998 acquisition of the Lalande Group. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized but rather is subject to an annual impairment test, or earlier if certain factors are present, based on its estimated fair value. Therefore, impairment losses could be recorded in future periods. These procedures require GAN to estimate the fair value of the reporting unit, compare the result to its carrying value and record the amount of any shortfall as an impairment charge. GAN performed this test as of December 31, 2008 and 2007, using a variety of methods, including estimates of future discounted cash flows. The test results indicated that there was no impairment loss at December 31, 2008 or 2007.

(g)	Claims and Claim Adjustment Expenses

An insurance company generally makes claim payments as a result of accidents involving the risks insured under the insurance policies it issues. Months and sometimes years may elapse between the occurrence of an accident, reporting of the accident to the insurer and payment of the claim. Insurers record a liability for estimates of claims that will be paid for accidents reported to them, which are referred to as “case reserves.” In addition, since accidents are not always reported promptly upon occurrence and because the assessment of existing known claims may change over time with the development of new facts, circumstances and conditions, insurers estimate liabilities for such items, which are referred to as incurred but not reported (“IBNR”) reserves.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

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

The Company records treasury stock in accordance with the “cost method” described in Accounting Principles Board Opinion (“APB”) 6. The Company held 1,263,643 and 111,731 shares of Common Stock as treasury stock at December 31, 2008 and 2007, respectively.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

(i)	Revenue Recognition and Premiums Receivable

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

(j)	Federal Income Taxes

The Company and its subsidiaries file a consolidated Federal income tax return. Deferred income tax items are accounted for under the “asset and liability” method which provides for temporary differences between the reporting of earnings for financial statement purposes and for tax purposes, primarily deferred policy acquisition costs, the discount on unpaid claims and claim adjustment expenses, net operating loss carryforwards and the nondeductible portion of the change in unearned premiums. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment dates.

The Company currently has a full valuation allowance for the tax benefit from its net operating loss carryforwards. Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” requires positive evidence, such as taxable income over the most recent three-year period and other available objective and subjective evidence, for management to conclude that it is “more likely than not” that a portion or all of the deferred tax assets will be realized. While both objective and subjective evidence are considered, it is the Company’s understanding that objective evidence should generally be given more weight in the analysis under SFAS No. 109. In making the determination, the Company considered all available evidence, including the fact that the Company incurred a cumulative taxable loss for the three years ended December 31, 2008. The Company does not record a tax valuation allowance relating to the net unrealized losses on investments, excluding equity securities, because it is more likely than not that these losses would reverse or be utilized in future periods. The Company has the ability and it is the Company’s intent to fully recover the principal, which could require the Company to hold these securities until their maturity; therefore, the Company considers the impairment to be temporary – see Note 10.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48 on January 1, 2007. As a result, the Company recognized no additional liability or reduction in deferred tax asset for uncertain tax benefits. The Company has evaluated the tax contingencies in accordance with FIN No. 48. At December 31, 2008, the Company does not have any uncertain tax positions. The Company is subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for 2005 and subsequent years.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

(k)	Earnings Per Share

Earnings per share (“EPS”) for the years ended December 31, 2008 and 2007 is based on a weighted average of the number of common shares outstanding during each year. Basic and diluted EPS is computed by dividing income available to common shareholders by the weighted average of number of common shares outstanding for the period. For the year ended December 31, 2008 and 2007, the weighted average shares outstanding, which were utilized in the calculation of basic earnings per share, differ from the weighted average shares outstanding utilized in the calculation of diluted earnings per share due to the effect of dilutive restricted stock units under the Company’s Long-Term Incentive Compensation Plan. See note 12 of the Consolidated Financial Statements for more information on EPS.

(l)	Share-Based Compensation

The Company accounts for stock-based employee compensation plans under the provisions of SFAS No. 123(R), “Share-Based Payment” that focuses primarily on accounting for transactions in which an entity exchanges its equity instruments for employee services can carriers forward prior guidance for share-based payments for transactions with non-employees. Under the modified prospective transition method, the Company is required to recognize compensation cost, after the effective date, January 1, 2006, for the portion of all previously granted awards that were not vested and the vested portion of all new stock option grants and restricted stock. The compensation cost is based on the completion of the related service period and the attainment of specific performance criteria at exercise prices equal to the fair value of the restricted stock units and restricted stock awards at the closing price of GAN’s common stock on the grant date, or if the grant has been subsequently modified, on the modification date. The Company recognizes expense relating to stock-based employee compensation on a straight-line basis over the requisite service period which is generally the vesting period. Forfeitures of unvested stock grants are estimated and recognized as reduction of expense. See note 13 of the Consolidated Financial Statements for more information on share-based compensation.

(m)	Recently Issued Accounting Standards

In June 2008, the FASB issued Staff Position EITF 03-6-1 (“FSP EITF 03-6-1”), entitled “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 and addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in SFAS No. 128, entitled “Earnings per Share.” The requirements of FSP EITF 03-6-1 will not materially impact the Company’s determination of earnings per share.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (“the GAAP hierarchy”). The current GAAP hierarchy is set forth in the AICPA Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles” (“SAS No. 69”). The FASB believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and has issued SFAS No. 162 to achieve the results. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to SAS No. 69. We do not expect the adoption of SFAS No. 162 to have an impact on our consolidated financial position, results of operations or cash flows.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of Statement No. 115” (“No. 159”). SFAS No. 159 permits a company to choose, at specified election dates, to measure at fair value certain eligible financial assets and liabilities that are not currently required to be measured at fair value. The specified election dates include, but are not limited to, the date when an entity first recognizes the item, when an entity enters into a firm commitment or when changes in the financial instrument causes it to no longer qualify for fair value accounting under a different accounting standard. An entity may elect the fair value option for eligible items that exist at the effective date. At that date, the difference between the carrying amounts and the fair values of eligible items for which the fair value option is elected should be recognized as a cumulative effect adjustment to the opening balance of retained earnings. The fair value option may be elected for each entire financial instrument, but need not be applied to all similar instruments. Once the fair value option has been elected, it is irrevocable. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. SFAS No. 159 is effective as of the beginning of fiscal years that begin after November 15, 2007. Upon our adoption and subsequent to that date of SFAS No. 159 effective January 1, 2008, we elected not to fair value financial instruments and certain other items under SFAS No. 159. Therefore, this statement had no impact on our consolidated financial position, results of operations or financial condition.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements, for all of its financial assets and liabilities. The statement does not require new fair value measurements, but emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability and provides guidance on how to measure fair value by providing a fair value hierarchy for classification of financial assets or liabilities based upon measurement inputs. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued Staff Position 157-1, “Applications of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purpose of Lease Classification or Measurement under Statement 13” (“FSP 157-1”) which removes leasing transactions from the scope of SFAS No. 157. FSP 157-1 is effective upon adoption of SFAS No. 157. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring bases, at least annually to fiscal years beginning after November 15, 2008. Any amounts recognized upon adoption as a cumulative effect will be recorded to the opening balance of accumulated deficit in the year of adoption. As a result of the issuance of FSP 157-2, we did not apply the provisions of SFAS No. 157 to the non-financial assets and non-financial liabilities and reporting units within the scope of FSP FAS 157-2. Our adoption of SFAS No. 157 had an immaterial impact on the Company’s results of operations or financial position. See note 3 for the application of SFAS No. 157 and further details regarding fair value measurement of the Company’s financial assets and liabilities as of December 31, 2008.

In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (FSP FAS 157-3). FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial instrument when the market for that financial asset is not active. The FSP was effective upon issuance, including prior periods for which financial statements have not been issued. Our adoption of FSP FAS 157-3 had an immaterial impact on the Company’s results of operations or financial position.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” FIN 48 prescribes a comprehensive financial statement model of how a company should recognize, measure, present, and disclose uncertain tax positions that the Company has taken or expects to take in its income tax returns. Guidance is also provided on derecognition, classification, interest and penalties, interim accounting, and disclosure. FIN 48 requires that only income tax benefits that meet the “more likely than not” recognition threshold be recognized or continue to be recognized on the effective date. Initial derecognition amounts would be reported as a cumulative effect of a change in accounting principle, as an adjustment to the opening balance of retained earnings for the 2007 fiscal year. FIN 48 applies to all tax positions and is effective for the Company beginning in fiscal year 2007. The adoption of FIN 48 did not affect the Company’s consolidated financial position, results of operations or financial condition and no cumulative effect adjustment was required to the January 1, 2007 balance of accumulated deficit.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of Statements No. 133 and 140.” Statement No. 155 (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (v) amends Statement No. 140 to eliminate the exemption from applying the requirements of Statement No. 133 on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. Statement No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006 (the fiscal year beginning January 1, 2007 for the Company). The Company adopted SFAS No. 155 as of January 1, 2007 and has determined there has been no impact on our consolidated financial position, results of operations or financial condition.

In October 2005, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts.” SOP 05-1 provides accounting guidance for DAC associated with internal replacements of insurance and investment contracts other than those set forth in SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments.” SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs through the exchange of an existing contract for a new contract, or by amendment, endorsement or rider to an existing contract, or by the election of a feature or coverage within an existing contract. The Company adopted SOP 05-1 as of January 1, 2007 and has determined there has been no impact on our consolidated financial position, results of operations or financial condition.

(n)	Reclassifications

Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current period presentation. Previously, $587,000 was presented in Other assets at December 31, 2007 and has been reclassified to Funds held under reinsurance agreements as of December 31, 2008. This reclassification had no effect on total assets, total liabilities, total shareholders’ equity, net loss or net cash used for operating activities as previously reported.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

(2)	Investments

The following schedule summarizes the components of net investment income:

	Years ended December 31,
	2008	2007
	(Amounts in thousands)
Fixed maturities	$5,891	6,303
Preferred stock	659	32
Common stock	49	23
Other long-term investments	80	—
Short-term investments	1,291	3,059

	7,970	9,417
Investment expenses	(242)	(216)

Net investment income	$7,728	9,201

The following schedules summarize the amortized cost and estimated fair values of investments in debt securities:

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Amounts in thousands)
Fixed maturities:
Bonds available for sale:
U.S. Treasury	$5,179	111	(46)	5,244
U.S. government agencies (1)	2,998	13	—	3,011
Corporate bonds	48,883	407	(1,773)	47,517
Asset backed	11,909	18	(292)	11,635
Mortgage backed	36,493	442	(5,104)	31,831
Preferred stocks	8,868	204	(1,291)	7,781
Common stocks	278	—	(1)	277
Certificates of deposit	255	—	—	255
Other long-term investments	1,850	—	—	1,850
Short-term investments	65,820	8	(27)	65,801

Total investments	$182,533	1,203	(8,534)	175,202

(1) Securities not backed by full faith and credit of U.S government.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

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

The following schedules summarize the gross unrealized losses showing the length of time that investments have been continuously in an unrealized loss position as of December 31, 2008 and 2007:

	December 31, 2008
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts in thousands)
U.S. Treasury	$1,624	46	—	—	1,624	46
Corporate bonds	19,159	871	1,877	902	21,036	1,773
Asset backed	10,127	292	—	—	10,127	292
Mortgage backed	8,380	922	6,637	4,182	15,017	5,104
Preferred stocks	4,622	1,016	200	275	4,822	1,291
Common stocks	116	1	—	—	116	1
Short-term investments	5,832	27	—	—	5,832	27

Total temporarily impaired securities	$49,860	3,175	8,714	5,359	58,574	8,534

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

	December 31, 2007
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts in thousands)
U.S. Treasury	$—	—	100	—	100	—
U.S. government agencies (1)	—	—	1,999	1	1,999	1
Corporate bonds	14,150	539	22,680	166	36,830	705
Asset backed	940	1	4,573	20	5,513	21
Mortgage backed	13,460	349	7,552	118	21,012	467
Preferred stocks	367	108	—	—	367	108
Common stocks	528	140	—	—	528	140
Short-term investments	4,755	2	—	—	4,755	2

Total temporarily impaired securities	$34,200	1,139	36,904	305	71,104	1,444

(1) Securities not backed by full faith and credit of U.S government.

At December 31, 2007, the Company’s fixed maturity portfolio had twenty-two (22) securities with gross unrealized losses totaling $305,000 that were in the excess of 12 months category. At December 31, 2008, the Company’s fixed maturity portfolio had thirteen securities (13) with gross unrealized losses totaling $5,359,000 that were in excess of 12 months category. Eleven single issuers were in gross unrealized loss positions greater than $100,000 totaling $2,596,000 that were in less than 12 months category. Approximately 91% of the unrealized gross losses were with issuers rated as investment grade by Standard and Poor’s (S&P). The decline in the market value is primarily related to the disruption and lack of liquidity in the markets in which these securities trade, along with credit risk aversion by investors. Other important factors include (i) the slowing of prepayments in mortgage and asset backed securities and (ii) the significant decline in the 3 month London Interbank Offered Rate for U.S. dollar deposits (“LIBOR”) for securities with floating rate coupons since the purchase of these assets. At this time based upon information currently available, the Company has the ability and it is the Company’s intent to fully recover the principal, which could require the Company to hold these securities until their maturity; therefore, the Company considers the impairment to be temporary.

In order to determine whether it is appropriate in an accounting period to recognize other than temporary impairment (“OTTI”) with respect to a portfolio security which has experienced a decline in fair value and as to which the Company has the ability and intent to fully recover principal, the Company considers all available evidence and applies judgment. With corporate debt issues, firm specific performance, industry trends, legislative and regulatory changes, government initiatives, and the macroeconomic environment all play a role in the evaluation process. With respect to asset backed securities (including mortgage backed securities), the Company uses individual cash flow modeling in addition to other available information. In the case of securities as to which the Company has the ability and intent to fully recover principal, if all scheduled principal and interest is expected to be received on a timely basis using the current best estimates of material inputs, such as default frequencies, severities, and prepayment speeds, generally no OTTI would be recognized unless other factors suggest that it would be appropriate to do so. The principal factors that the Company considers in this analysis are the extent to which the fair value of the security has declined, the ratings given to the security by recognized rating agencies, trends in those ratings, and information available to the Company from securities analysts and other commentators, public reports and other credible information.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

At December 31, 2007, the Company had $8,427,000 in nonprime collateralized mortgage obligations (Alt-A securities) with issuers rated “AAA” by S&P. At December 31, 2008, the Company had $8,385,000 in Alt-A securities with S&P ratings of 20% AAA, 7% AA+ and 73% B. The cost and fair value of these investments were $8,342,000 and $5,366,000, respectively, at December 31, 2008 compared to $8,382,000 and $8,331,000, respectively, at December 31, 2007.

One security, with book value of $1,919,000 and a market value $995,000, at December 31, 2008, is dependent on the continued claims paying ability of its financial guarantor (MBIA) in order for the Company not to sustain any loss of principal or interest. MBIA is rated BBB+ (S&P), we believe that the probable outcome is that principal and interest will be paid in full and, accordingly, the impairment on that security is considered temporary.

During 2008, the Company invested $1,850,000 in a limited partnership that will provide first lien commercial real estate loans, which will typically not exceed two years, for real estate investors and developers seeking to acquire and develop real estate in Texas. The Company has classified this investment as Other long-term investments.

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

During the third quarter of 2008, the Company wrote down $5,027,000 in securities that were determined to have had an other-than-temporary decline in market value, including $3,748,000 of auction preferred securities backed by preferred stock of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corp. (“Freddie Mac”). On September 7, 2008, the United States Department of the Treasury and the Federal Housing Finance Agency placed Fannie Mae and Freddie Mac in conservatorship. Following this action, the market price of Washington Mutual securities began to decline significantly. On September 11, 2008 the Company decided to reduce its exposure to Washington Mutual and sold part of its bond position for a loss. On September 25, 2008, Washington Mutual Savings was placed into receivership, and the parent company filed bankruptcy the next day. The remainder of the Company’s bond position was sold on September 29, 2008. As a result, approximately $689,000 in realized losses was recorded in the third quarter of 2008 on Washington Mutual bonds. In September 2008, the Company also determined the Washington Mutual preferred stock to be other-than-temporarily impaired and recorded a realized loss of approximately $330,000 on this security. One of our mortgage-backed securities is collateralized by residential mortgage loans that are considered subprime. This security was considered OTTI in the third quarter of 2008 and the book value was reduced by $932,000 and this decline was recorded as a realized loss.

During the fourth quarter of 2008, the Company wrote down an additional $644,000 in securities that were determined to have had an other-than-temporary decline in market value and this was recorded as a realized loss, including $202,000 in additional OTTI on Fannie Mae and Freddie Mac auction preferred securities. Two closed end mutual funds comprised of preferred stock and real estate investment trusts investments accounted for $317,000 of the write down. The Company considered these securities to be OTTI because of the magnitude of the decline in both net asset value and market value, the decline in net investment income and weakness in the sectors of the underlying assets.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

As of December 31, 2008 the S&P ratings on the Company’s bonds available for sale were in the following categories: 48% AAA, 3% AA+, 7% AA, 5% AA-, 7% A+, 17% A, 2% A-, 3% BBB, 3% BBB-, 1% BB+, and 4% B and below. At December 31, 2008, one investment security unrated by S&P had a Moody’s rating of Ba1.

Realized gains and losses on investments for the years ended December 31, 2008 and 2007 are presented in the following table:

	Years ended December 31,
	2008	2007
	(Amounts in thousands)
Realized gains:
Bonds	$132	31
Preferred stock	7	—
Sale of subsidiary	—	4,560
Sale of land	—	22
Other	—	16

Total realized gains	139	4,629

Realized losses:
Bonds	(1,850)	—
Preferred stocks	(4,280)	—
Common stock	(322)	—
Other	—	—

Total realized losses	(6,452)	—

Net realized (losses) gains	$(6,313)	4,629

Proceeds from the sale of bond securities totaled $31,376,000 and $18,283,000 in 2008 and 2007, respectively. Proceeds from the sale of certificate of deposits totaled $255,000 and $200,000 in 2008 and 2007. Proceeds from the sale of preferred stock totaled $91,000 in 2008. There were no sales of preferred stocks in 2007. Proceeds from the sale of common stock totaled $68,000 in 2008 and $16,000 in 2007 related to capital gain distributions from the issuers. Proceeds from the sale of subsidiary totaled $9,560,000 in 2007.

Gross gains of $132,000 and $31,000 were realized on bond sales during 2008 and 2007, respectively. Gross losses of $775,000 were realized on bond sales during 2008. There were no gross realized losses on bond sales during 2007. There were no gross realized gains or losses on certificate of deposits sales during 2008 and 2007. Gross gains of $7,000 were realized on preferred stock sales during 2008. There were no gross losses on preferred stock sales during 2008. There were gross losses of $5,000 on common stock sales during 2008. Gross gains of $16,000 were realized on common stock during 2007 related to capital gain distributions from the issuers. There were no gross losses on common stock sales during 2007. There were no gross realized gains or losses on short-term investments during 2008 and 2007. Gross gains of $4,560,000 were realized on the sale of subsidiary during 2007.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

The amortized cost and estimated fair value of debt securities (including bonds available for sale, preferred stocks and certificates of deposit) at December 31, 2008 and 2007, by maturity, are shown below.

	2008		2007
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Amounts in thousands)
Due in one year or less	$20,855	19,659	44,454	44,515
Due after one year but within five years	36,071	34,993	29,293	28,848
Due after five years but within ten years	3,670	3,624	3,083	3,069
Due beyond 20 years	5,587	5,532	718	543
Asset backed securities	11,909	11,635	15,683	15,729
Mortgage backed securities	36,493	31,831	38,330	38,115

	$114,585	107,274	131,561	130,819

Estimated fair value of investments on deposit with various regulatory bodies, as required by law, were approximately $5,447,000 and $5,218,000, at December 31, 2008 and 2007, respectively.

(3)	Fair Value Measurements

The Company’s estimates of fair value for financial assets and financial liabilities are based on the framework established in SFAS No. 157. The framework is based on the inputs used in valuation, gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available. The disclosure of fair value estimates in the SFAS No. 157 hierarchy is based on whether the significant inputs into the valuation are observable. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect the Company’s significant market assumptions. The three levels of the hierarchy are as follows:

•	Level 1 – Unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to assess.

•

Level 2 – Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; or valuations based on models where the significant inputs are observable (e.g., interest rates, yield curves, prepayment speeds, default rates, loss severities, etc.) or can be corroborated by observable market data.

•	Level 3 – Valuations based on models where significant inputs are not observable. The unobservable inputs reflect the Company’s own estimates as to the assumptions that market participants would use.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

Valuation of Investments

The Company receives pricing from independent pricing services, and these are compared to prices available from sources accessed through the Bloomberg Professional System. The number of available quotes varies depending on the security, generally we obtain one quote for Level 1 investments, one to three quotes for Level 2 investments and one to two quotes, if available, for Level 3 investments. If there is a material difference in the prices obtained, further evaluation is made. Market prices and valuations from sources such as the Bloomberg system, TRACE and dealer offerings are used as a check on the prices obtained from the independent pricing services. Should a material difference exist, then an internal valuation is made. This occurs primarily with mortgage backed securities where the matrix pricing methodology used by the independent pricing service is too broad in its categorizations. This often involves differences in reasonable prepayment assumptions or significant differences in performance among issuers. In some cases, other external observable inputs such as credit default swap levels are used as input in the fair value analysis.

Fixed Maturities

For U. S. Treasury, U. S. government and corporate bonds, the independent pricing services obtain information on actual transactions from a large network of broker-dealers and determine a representative market price based on trading volume levels. For asset backed and mortgage backed instruments, the independent pricing services obtain information on actual transactions from a large network of broker-dealers and sorts the information into various components, such as asset type, rating, maturity, and spread to a benchmark such as the U.S. Treasury yield curve. These components are used to create a pricing matrix for similar instruments.

All broker-dealer quotations obtained are non-binding. For short-term investments classified as Level 1 and Level 2, the Company uses prices provided by independent pricing services. The preferred stocks classified as Level 3 are all auction rate preferred shares, and the Company used broker-dealer quotes which are non-binding.

The Company uses the following hierarchy for each instrument in total invested assets:

1.	The Company obtains a price from an independent pricing service.

2.	If no price is available from an independent pricing service for the instrument, the Company obtains a market price from a broker-dealer or other reliable source, such as Bloomberg.

3.	The Company then validates the price obtained by evaluating its reasonableness. The Company’s review process includes quantitative analysis (i.e., credit spreads and interest rate and prepayment fluctuations) and initial and ongoing evaluations of methodologies used by outside parties to calculate fair value and comparing the fair value estimates to its knowledge of the current market. If a price provided by a pricing service is considered to be materially different from the other indications that are obtained, the Company will make a determination of the proper fair value of the instrument based on data inputs available.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

4.	In order to determine the proper SFAS No. 157 classification for each instrument, the Company obtains from its independent pricing service the pricing procedures and inputs used to price the instrument. The Company analyzes this information, taking into account asset type, rating and liquidity, to determine what inputs are observable and unobservable in order to determine the proper SFAS No. 157 level. For those valued internally, a determination is made as to whether all relevant inputs are observable or unobservable in order to classify correctly.

All of the Company’s invested assets held at December 31, 2008, except for eight instruments with an aggregate value of $9,780,000, were priced using either independent pricing services or available market prices to determine fair value. The Company classifies such instruments in active markets as Level 1 and those not in active markets as Level 2. Six of the eight instruments, where the values provided by an independent pricing service or quoted market prices were not used, were mortgage backed instruments totaling $7,680,000 and were classified in Level 3 because of the inactive markets in which they are traded. The remaining two instruments were corporate bonds with a value of $2,100,000, which we believe were appropriately classified as Level 3.

The quantitative disclosures about the fair value measurements for each major category of assets at December 31, 2008 were as follows (in thousands):

	December 31, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Invested assets:
U.S. Treasury	$5,244	5,244	—	—
U.S. government agencies (1)	3,011	—	3,011	—
Corporate bonds	47,517	119	45,298	2,100
Asset backed	11,635	—	11,635	—
Mortgage backed	31,831	—	24,151	7,680

Total available-for-sale securities	99,238	5,363	84,095	9,780
Preferred stocks	7,781	4,266	498	3,017
Common stocks	277	277	—	—
Certificates of deposit	255	255	—	—
Short-term investments	65,801	52,965	12,836	—

Total	$173,352	63,126	97,429	12,797

(1)	Securities not backed by full faith and credit of U.S government.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

The following table presents the changes in the Level 3 fair value category during the period indicated (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at January 1, 2008	$998
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	(3,950)
Included in other comprehensive loss	(956)
Purchases, issuances, and settlements	8,925
Transfers in and/or out of Level 3	7,780

Balance at December 31, 2008	$12,797

The fair values of the Level 3 securities presented above represent our best estimates and may not be substantiated by comparisons to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.

The Company wrote down $3,950,000 in auction preferred securities backed by preferred stock of Fannie Mae and Freddie Mac (Level 3) in 2008 that were determined to have had an other than temporary decline in market value.

(4)	Accumulated Other Comprehensive Loss

The following schedule presents the components of the change in accumulated other comprehensive loss:

	Years ended December 31,
	2008	2007
	(Amounts in thousands)
Unrealized losses on securities:
Unrealized holding losses during period	$(7,232)	(281)
Less: Reclassification adjustment for amounts included in net income for net realized (losses) gains	(642)	47

Other comprehensive loss before Federal income taxes	(6,590)	(328)

Federal income tax benefit	(2,240)	(112)

Other comprehensive loss	$(4,350)	(216)

(5)	Note Payable

In September 2005, the Company entered into a credit agreement with a commercial bank. Interest, payable monthly, accrued on any outstanding principal balance at a floating rate equal to the 3-month LIBOR plus a margin based on the consolidated net worth of the Company and earnings before interest, taxes, depreciation and amortization for the preceding four calendar quarters. The outstanding principal balance was payable in equal quarterly installments which commenced on October 1, 2007 based on a 60-month amortization schedule, with the balance of the loan payable in full on or before September 30, 2010.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

The carrying value on the Note payable was $900,000 and $1,900,000 at December 31, 2008 and 2007, respectively. On November 21, 2008, the Company amended the credit agreement and paid the principal balance down to $900,000. The amendment changed the interest rate to 2.75% over the three month LIBOR, with a minimum of 4%, deleted provisions requiring the Company to achieve and maintain a specified ratio of earnings to fixed charges, increased the minimum levels of capital required to be maintained by GAN and MGA and provided that, in lieu of monthly principal amortization of the balance of the outstanding credit, all principal will be due at maturity on September 30, 2010. Interest expense of $97,000 and $147,000 was recorded and interest payments of $106,000 and $150,000 were paid in 2008 and 2007, respectively.

(6)	Subordinated Debentures

In January 2006, GAN issued $25,000,000 of 30-year subordinated debentures. They require quarterly interest payments at a floating interest rate equal to the 3-month LIBOR plus a margin of 3.85%. They will mature on March 31, 2036 and are redeemable at GAN’s option beginning after March 31, 2011, in whole or in part, at the liquidation amount of $1,000 per debenture. The Company recorded net interest expense of $1,856,000 and $2,298,000 and interest payments of $1,909,000 and $2,365,000 were paid in 2008 and 2007, respectively.

In December 2006, GAN issued $18,000,000 of 30-year subordinated debentures. They require quarterly interest payments at a floating interest rate equal to the 3-month LIBOR plus a margin of 3.75%. They will mature on March 15, 2037 and are redeemable at GAN’s option beginning after March 15, 2012, in whole or in part, at the liquidation amount of $1,000 per debenture. In 2008 and 2007, the Company recorded net interest expense of $1,235,000 and $1,665,000, respectively. In 2008 and 2007, the Company paid interest on the Subordinated debenture of $1,310,000 and $1,687,000, respectively.

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

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

As of December 31, 2008 and 2007, the balance in such escrow accounts totaled $23,295,000 and $21,851,000, respectively. For 2008 and 2007, the premiums earned by assumption were $13,781,000 and $34,260,000, respectively. As of December 31, 2008 and 2007, the assumed unpaid claims and claim adjustment expenses were $8,305,000 and $9,761,000, respectively.

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

Effective December 31, 2000, the Company entered into a quota share reinsurance agreement whereby the Company ceded 100% of its commercial auto liability unearned premiums and 50% of all other commercial business unearned premiums at December 31, 2000 to a non-affiliated reinsurer. For policies with an effective date of January 1, 2001 through December 31, 2001, the Company entered into a quota share reinsurance agreement whereby the Company ceded 20% of its commercial business to a non-affiliated reinsurer. Also effective December 31, 2000, the Company entered into a reserve reinsurance cover agreement with a non-affiliated reinsurer. This agreement reinsures the Company’s ultimate net aggregate liability in excess of $32,500,000 up to an aggregate limit of $89,650,000 for net commercial auto liability losses and loss adjustment expense incurred but unpaid as of December 31, 2000. A deferred reinsurance gain of $117,000 and $134,000 has been recorded in Other liabilities as of December 31, 2008 and 2007, respectively and $17,000 and $10,000 has been recorded in Other income for the years ended December 31, 2008 and 2007, respectively. The Deferred revenue will be recognized in income in future periods based upon the ratio of claims paid in the $57,150,000 layer to the total of the layer.

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

December 31, 2008 and 2007

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

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

In 2007, the Company maintained catastrophe reinsurance on its nonstandard personal auto physical damage business for property claims of $4,000,000 in excess of $1,000,000 for a single catastrophe, as well as aggregate catastrophe property reinsurance for $3,000,000 in excess of $1,000,000 in the aggregate. In 2008, the Company maintained catastrophe reinsurance on its nonstandard personal auto physical damage business for property claims of $4,000,000 in excess of $1,000,000 for a single catastrophe, as well as aggregate catastrophe property reinsurance for $3,000,000 in excess of $1,000,000 in the aggregate. For 2009, the Company maintains catastrophe reinsurance on its nonstandard personal auto physical damage business for property claims of $19,000,000 in excess of $1,000,000 for a single catastrophe, as well as for aggregate catastrophes.

The amounts deducted in the consolidated statement of operations for reinsurance ceded as of and for the years ended December 31, 2008 and 2007, respectively, are set forth in the following table.

	2008	2007
	(Amounts in thousands)
Premiums earned – nonstandard personal auto	$1,275	1,440

Premiums earned – runoff	28	—

Claims and claim adjustment expenses – nonstandard personal auto	$—	(6)

Claims and claim adjustment expenses – runoff	$(436)	(3,613)

The Company remains directly liable to its policyholders for all policy obligations and the reinsuring companies are obligated to the Company to the extent of the reinsured portion of the risks.

(8)	Property and Equipment

The following schedule summarizes the components of property and equipment:

	As of December 31,
	2008	2007
	(Amounts in thousands)
Leasehold improvements	$537	537
Furniture	1,216	1,324
Equipment	1,968	2,035
Software	6,130	5,200
Accumulated depreciation and amortization	(6,915)	(5,557)

	$2,936	3,539

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

(9)	Claims and Claim Adjustment Expenses

The following table sets forth the changes in unpaid claims and claim adjustment expenses, net of reinsurance cessions, as shown in the Company’s consolidated financial statements for the periods indicated:

	As of and for the years ended December 31,
	2008	2007
	(Amounts in thousands)
Unpaid claims and claim adjustment expenses, beginning of period	$74,694	77,898
Less: Ceded unpaid claims and claim adjustment expenses, beginning of period	8,694	14,361

Net unpaid claims and claim adjustment expenses, beginning of period	66,000	63,537

Net claims and claim adjustment expense incurred related to:
Current period	126,599	143,796
Prior periods	2,963	13,728

Total net claim and claim adjustment expenses incurred	129,562	157,524

Net claims and claim adjustment expenses paid related to:
Current period	79,053	99,943
Prior periods	43,432	55,118

Total net claim and claim adjustment expenses paid	122,485	155,061

Net unpaid claims and claim adjustment expenses, end of period	73,077	66,000
Plus: Ceded unpaid claims and claim adjustment expenses, end of period	2,405	8,694

Unpaid claims and claim adjustment expenses, end of period	$75,482	74,694

The increase in the unpaid claims and claim adjustment expenses during 2008 was primarily the result of unfavorable development recorded for the nonstandard personal automobile lines of $4.4 million. The decrease from 2007 to 2008 in net claims and claim adjustment expenses incurred related to prior periods was primarily the result of less unfavorable development recorded in 2008 for the nonstandard personal automobile lines. Unpaid claims and claim adjustment expenses decreased in 2007 due to a decrease for the runoff lines. The Company’s growth and the associated risks and uncertainties made it difficult to estimate ultimate claims liabilities, and the unfavorable development occurred as the Company revised previous estimates to reflect current claims data.

(10)	Federal Income Taxes

In the accompanying consolidated statements of operations, the provisions for Federal income tax as a percent of related pretax income differ from the Federal statutory income tax rate. A reconciliation of income tax expense using the Federal statutory rates to actual income tax expense follows:

	2008	2007
	(Amounts in thousands)
Income tax benefit at 34%	$(1,157)	(2,843)
Change in valuation allowance	1,206	13,183
Other, net	(3)	(148)

Income tax expense (benefit)	$46	10,192

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

Under SFAS No. 109, “Accounting for Income Taxes,” the primary objective is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. As a consequence, the portion of the tax expense, which is a result of the change in the deferred tax asset or liability, may not always be consistent with the income reported on the statements of operations. The Company has evaluated the tax contingencies in accordance with FIN No. 48. At December 31, 2008, the Company does not have any uncertain tax positions.

The following table represents the tax effect of temporary differences giving rise to the net deferred tax asset established under SFAS No. 109.

	As of December 31,
	2008	2007
	(Amounts in thousands)
Deferred tax assets:
Net operating loss carryforward	$24,464	25,405
Discount on unearned premium reserve	3,134	2,871
Discount on unpaid claims and claim adjustment expenses	1,666	1,705
Unearned fees	815	790
Realized capital losses – impairments	2,126	—
Allowance for doubtful accounts	396	344
Long term incentive shares	49	79
Alternative Minimum Tax recoverable	257	211
Net unrealized losses on investments	2,492	252
Deferred retroactive reinsurance gain	39	45
Other	24	—

Total deferred tax assets	$35,462	31,702

Deferred tax liabilities:
Deferred policy acquisition costs	$2,748	2,397
Accrual of discount on bonds	292	305
Depreciation and amortization	25	49

Total deferred tax liabilities	$3,065	2,751

Net deferred tax asset before valuation allowance	$32,397	28,951
Valuation allowance	(29,905)	(28,699)

Net deferred tax asset	$2,492	252

As a result of losses in prior years, as of December 31, 2008, the Company has net operating loss carryforwards for tax purposes aggregating $71,953,000. These net operating loss carryforwards of $10,782,000, $33,950,000, $13,687,000, $633,000 and $12,901,000, if not utilized, will expire in 2020, 2021, 2022, 2023 and 2027, respectively. As of December 31, 2008, the tax benefit of the net operating loss carryforwards was $24,464,000, which is calculated by applying the Federal statutory income tax rate of 34% against the net operating loss carryforwards of $71,953,000. The Company does not record a tax valuation allowance relating to the net unrealized losses on investments, excluding stocks, because it is more likely than not that these losses would reverse or be utilized in future periods. The Company has the ability and it is the Company’s intent to fully recover the principal, which could require the Company to hold these securities until their maturity; therefore, the Company considers the impairment to be temporary.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

In 2007, the Company increased the amount of the valuation allowance by $13,183,000, resulting in an allowance on the gross deferred tax asset of $28,699,000. In making this determination, the Company considered all available evidence, including the fact that the Company incurred a taxable loss in 2007 and had incurred, as of December 31, 2007, a cumulative taxable loss for the three years then ended.

As of December 31, 2008 and 2007, the net deferred tax asset before valuation allowance was $32,397,000 and $28,951,000, and the valuation allowance was $29,905,000 and $28,699,000, respectively.

The Company recognized a current tax expense of $46,000 during 2008 for the alternative minimum tax. The Company recognized a current tax benefit of $15,000 during 2007 primarily for the Federal telephone excise tax refund. The related tax benefit on the compensation cost recorded pursuant to Statement No. 123(R) for 2007 was $1,000. The Company paid Federal income taxes of $58,000 for at December 31, 2007. No Federal income taxes were paid in 2008.

(11)	Shareholders’ Equity

The Company has authorized 62,500,000 shares of common stock, par value $.10 per share (the “Common Stock”). Of the authorized shares of common stock, 25,197,745 shares were issued and 23,934,102 shares were outstanding as of December 31, 2008 and as of December 31, 2007, 25,121,081 shares were issued and 25,009,350 shares were outstanding. At December 31, 2008 and 2007, the Company held 1,263,643 and 111,731 shares as treasury stock with a cost basis of $3.27 and $8.48 per share, respectively.

At December 31, 2008, Goff Moore Strategic Partners, LP (“GMSP”) owned approximately 34% of the outstanding Common Stock, Robert W. Stallings (“Mr. Stallings”) owned approximately 23% and James R. Reis (“Mr. Reis”) owned approximately 12%. As of December 31, 2007, GMSP owned approximately 33% of the outstanding Common Stock, Robert W. Stallings (“Mr. Stallings”) owned approximately 22% and James R. Reis (“Mr. Reis”) owned approximately 11%.

The following table presents the statutory policyholders’ surplus for MGA as of December 31, 2008 and 2007, the statutory net income for MGA for the year ended December 31, 2008, and the statutory net loss for MGA for the year ended December 31, 2007, including the statutory net loss for General Agents for the ten-months ended October 31, 2007:

	2008	2007
	(Amounts in thousands)
Statutory policyholders’ surplus	$89,811	96,026

Statutory net income (loss)	$787	(6,419)

Statutes in Texas restrict the payment of dividends by MGA to the surplus derived from net profits. At December 31, 2008, no dividends are available without regulatory approval.

The Company’s statutory capital exceeds the benchmark capital level under the Risk Based Capital formula for its insurance companies. Risk Based Capital is a method for establishing the minimum amount of capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

The following table reflects changes in the number of shares of common stock issued and outstanding as of and for the years ended December 31:

	2008	2007
Shares outstanding
Balance at beginning of year	25,009,350	24,924,825
Stock issued	76,664	128,068
Treasury stock acquired	(1,151,912)	(43,543)

Balance at end of year	23,934,102	25,009,350

In November 2007, the Board of Directors of the Company authorized the repurchase of up to $5 million worth of the Company’s Common Stock. Repurchase may be made from time to time in both the open market and through negotiated transactions. On April 9, 2008, the Company purchased 623,995 shares of outstanding common stock from seven shareholders under common management for a purchase price of $2.90 per share, for an aggregate purchase price of $1.8 million, in negotiated transactions. On October 17, 2008, the Company purchased 300,000 shares of outstanding common stock from one shareholder for a purchase price of $2.28 per share, for a purchase price of $684,000, in a negotiated transaction. These purchases were made pursuant to the previously announced authorization by the Board of Directors for the Company to acquire shares with a purchase price of up to $5 million in the open market and through negotiated transactions.

(12)	Earnings Per Share

The following table sets forth the computation of basic and diluted loss per share (amounts in thousands, except for per share data):

	Years ended December 31,
	2008	2007
Numerator:
Net loss	$(3,450)	(18,553)
Numerator for basic earnings per share – loss available to common shareholders	(3,450)	(18,553)

Numerator for diluted earnings per share – loss income available to common shareholders after assumed conversions	$(3,450)	(18,553)

Denominator:
Denominator for basic earnings per share – weighted average shares	24,415	24,975

Effect of dilutive securities:
Restricted stock units	—	26

Dilutive potential common shares	—	26

Denominator for diluted earnings per share – adjusted weighted average shares & assumed conversions	24,415	25,001

Basic loss per share	$(.14)	(.74)

Diluted loss per share (1)	$(.14)	(.74)

(1)    Options can be exercised to purchase an aggregate of 79,186 shares of Common Stock. Warrants can be exercised to purchase an aggregate of 387,500 shares of Common Stock. Options and warrants are convertible or exercisable at prices in excess of the price of the Common Stock on December 31, 2008.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

(13)	Benefit Plans

2005 Long-Term Incentive Compensation Plan (“2005 Plan”)

The 2005 Plan provides for a maximum of 2,020,000 shares of common stock to be available. There are two types of awards, restricted stock units (“RSU”) and restricted stock. The RSU awards are intended for key employees of the Company and are based on the completion of the related service period and the attainment of specific performance criteria. The fair value of the RSU and restricted stock awards is measured using the closing price of GAN’s common stock on the grant date, or if the grant has been subsequently modified, on the modification date, and is recognized as compensation expense over the vesting period of the awards in the Underwriting and operating expense line item, consistent with other compensation to these employees. The Company recognizes compensation expense for awards based on whether the related service period and performance period achievements are considered probable at the time of measurement and in accordance with the provisions of SFAS No. 123R. The 2005 Plan will terminate on December 31, 2010, unless it is terminated earlier by the Board, but awards outstanding on that date would continue in effect.

Restricted Stock Units

The following table outlines the Company’s RSU activity for the years ended December 31, 2008 and 2007 (dollar amounts in thousands):

	2008		2007
	RSU’s Outstanding	Unrecognized Grant Date Fair Value	RSU’s Outstanding	Unrecognized Grant Date Fair Value
Beginning of Period	884,809	$6,631	910,473	$7,029
New awards	333,191	983	75,000	375
Change in assumptions, including forfeitures	—	(4,061)	—	—
Payments	—	—	—	—
Vested shares	—	—	(25,664)	40
Actual forfeitures	—	—	(75,000)	(581)
Expense recognized	—	(144)	—	(232)

End of Period	1,218,000	$3,409	884,809	$6,631

Under the 2005 Plan, 333,191 RSUs shown as New awards were granted during the third quarter of 2008 by the Compensation Committee and may be awarded for results of the performance period ending December 31, 2010. The closing price of GAN’s common stock on the date of grant was $2.95 per share. The number of RSUs to be awarded will be estimated on a regular basis based on forecasts of expected future results for the performance period. As of December 31, 2008, the estimate of RSUs to be awarded under these new grants is zero, as the performance period future results are not considered probable at this time. The actual number of RSUs to be awarded for the performance period may be less than the 333,191.

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

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

For awards that have been modified, compensation expense is recognized if the award ultimately vests under the modified vesting conditions or would have vested under the original vesting conditions. As of December 31, 2008, no RSUs have vested. Vested RSUs remain outstanding until the completion of the full service period of the RSU awards, remain subject to the certification by the Compensation Committee, and, under certain circumstances, would be subject to forfeiture.

The following table summarizes RSUs outstanding and the unrecognized grant date fair value of such RSUs at December 31, 2008, for each award period (dollar amounts in thousands):

Award Date and Cycle (performance period ends December 31, 2010 for all)	RSU’s Outstanding	Unrecognized Grant Date Fair Value
RSU awards granted in 2005	787,373	$2,143
RSU awards granted in 2006	25,000	69
RSU awards granted in 2007	72,436	214
RSU awards granted in 2008	333,191	983

Total at December 31, 2008	1,218,000	$3,409

Restricted Stock

In November 2008, 51,000 shares of restricted stock were granted by the Board of Directors to non-employee directors, which were expensed for $101,000 based on the closing price ($1.99 per share) of our Common Stock on the date of grant. These shares vest on the later of March, 2011, or the date on which the audit of the financial statements for 2010 is completed. In July 2007, 12,500 shares of restricted stock were granted to an officer of the Company by the Compensation Committee of the Board of Directors, at a fair value of $5.00 per share. Subject to the terms of the agreement, the shares would vest in July 2010, if the officer remained employed by the Company. The related compensation cost for the restricted stock was recorded in the Underwriting and operating expenses line item, consistent with other compensation to this individual.

The following table outlines the Company’s restricted stock activity for the years ended December 31, 2008 and 2007 (dollar amounts in thousands):

	2008		2007
	Restricted Stock Outstanding	Unrecognized Grant Date Fair Value	Restricted Stock Outstanding	Unrecognized Grant Date Fair Value
Beginning of Period	12,500	$53	—	$—
New awards	51,000	101	12,500	63
Change in assumptions, including forfeitures	—	—	—	—
Payments	—	—	—	—
Vested shares	—	—	—	—
Actual forfeitures	—	—	—	—
Expense recognized	—	(20)	—	(10)

End of Period	63,500	$134	12,500	$53

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

1998 Long-Term Incentive Plan (“98 Plan”)

At December 31, 2008, the Company had one plan under which options to purchase shares of GAN’s common stock could be granted. The 98 Plan will terminate in 2010, the aggregate number of shares of Common Stock that may be issued under the 98 Plan is limited to 250,000, and options to purchase 79,186 shares were outstanding under this Plan at December 31, 2008. There were no options granted during any of the periods presented.

A summary of the status of the Company’s outstanding options as of December 31, 2008 and 2007, and changes during the years ended December 31, 2008 and 2007 is presented below:

	2008		2007
	Underlying Shares	Weighted Average Exercise Price	Underlying Shares	Weighted Average Exercise Price
Options outstanding, beginning of period:	82	$22.41	93	$23.63
Options forfeited	(3)	$22.00	(11)	$33.25

Options outstanding, end of period	79	$22.43	82	$22.41

Options exercisable at end of period	79		82

Weighted average fair value of options granted during period	N/A		N/A

The following table summarizes information for the stock options and long-term incentive plan restricted stock and restricted stock units outstanding at December 31, 2008:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding those reflected in column (a))	(d) Weighted-average remaining contractual life of securities to be issued (from column (a))
Equity compensation plans approved by security holders	866,523	$5.92	1,218,037	1.98 yrs
Equity compensation plans not approved by security holders	—	$—	—

Total	866,523	$5.92	1,218,037	1.98 yrs

The Company has a 401(k) plan for the benefit of its eligible employees. The Company made contributions to the plan that totaled $325,000 and $315,000 during 2008 and 2007, respectively.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

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

The terms of the employment agreements with Messrs. Stallings and Reis are each three years, and each term is automatically extended by an additional year on the same terms and conditions on each anniversary of the effective date (so that, as of each anniversary of the effective date, the term of the employment agreement remains three years), unless either party gives notice of an intention not to extend the term. As of December 31, 2008, the terms and conditions of the employment agreements have been extended.

The term of Mr. Anderson’s employment is four years and is automatically extended by an additional year on the same terms and conditions on each anniversary of the effective date (so that, as of each anniversary of the effective date, the term of the employment agreement remains four years), unless either party gives notice of an intention not to extend the term. As of December 31, 2008, the terms and conditions of the employment agreement have been extended.

In connection with Mr. Anderson’s employment agreement, the Company granted in January of 2005 50,000 shares of Common Stock, which are fully vested, entered into a restricted stock agreement pursuant to which Mr. Anderson was issued an additional 100,000 shares of restricted Common Stock that vest and cease to be subject to forfeiture conditions as to 20,000 shares on each anniversary of the date of grant, and agreed to a revised change in control agreement to replace an agreement entered into when Mr. Anderson joined the Company in 1998.

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

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

The following tables represent a summary of segment data as of and for the years ended December 31, 2008 and 2007:

	2008
	Nonstandard Personal Auto Lines	Runoff Lines	Other	Total
	(Amounts in thousands)
Gross premiums written	$181,849	—	—	181,849

Net premiums earned	$176,634	(28)	—	176,606
Net investment income	2,834	368	4,526	7,728
Net realized losses	—	—	(6,313)	(6,313)
Agency revenues	12,461	—	—	12,461
Other (expense) income	(26)	71	7	52
(Expenses) income, excluding interest expense	(183,149)	564	(8,165)	(190,750)
Interest expense	—	—	(3,188)	(3,188)

(Loss) income before Federal income taxes	$8,754	975	(13,133)	(3,404)

	2007
	Nonstandard Personal Auto Lines	Runoff Lines	Other	Total
	(Amounts in thousands)
Gross premiums written	$184,870	—	—	184,870

Net premiums earned	$192,767	—	—	192,767
Net investment income	2,994	582	5,625	9,201
Net realized gains	—	—	69	69
Net realized gain on sale of subsidiary	—	—	4,560	4,560
Agency revenues	12,795	—	—	12,795
Other (expense) income	(31)	33	5	7
(Expenses) income, excluding interest expense	(217,074)	1,548	(8,124)	(223,650)
Interest expense	—	—	(4,110)	(4,110)

(Loss) income before Federal income taxes	$(8,549)	2,163	(1,975)	(8,361)

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

(15)	Commitments and Contingencies

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

Off-balance-sheet-risk

The Company does not have any financial instruments where there is off-balance-sheet-risk of accounting loss due to credit or market risk. There is credit risk in the premiums receivable and reinsurance balances receivable of the Company. At December 31, 2008 and 2007, the Company did not have any claims receivables by individual non-affiliated reinsurers that were material with regard to shareholders’ equity.

(16)	Leases

The Company entered into a ten-year lease agreement for the home office in May of 2005. Under the terms of this lease, the Company has the option of terminating the lease agreement at the end of the fifth year of the term subject to payment of a penalty. The Company amended the lease in February 2007 to included additional office space of approximately 52,500 square feet. The following table summarizes the Company’s lease obligations as of December 31, 2008.

	Payments due by period
	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
	(Amounts in thousands)
Total operating leases	$10,330	2,864	3,682	2,065	1,719

Rental expense is recognized over the term of the lease on a straight line basis. Rental expense for the Company was $1,780,000 and $1,646,000 for the years ended December 31, 2008 and 2007, respectively.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

(17)	Related Parties

In December 2008, the Company entered into a Sponsorship Agreement with Stallings Capital Group Consultants, Ltd. dba Blackhawk Motorsports (“Stallings Racing”), continuing the Company’s role as the primary sponsor of a Daytona Prototype Series racing team through December 31, 2009. The Sponsorship Agreement provides that, in consideration of the payment by the Company of a sponsorship fee of $1.75 million, the Company will receive various benefits customary for sponsors of Daytona Prototype Series racing teams, including rights relating to signage on team equipment and access for customers and agents to certain race facilities. The sponsorship fee of $1.75 million will be paid and expensed commencing January 1, 2009 and throughout the remainder of 2009. The related sponsorship fee will be recorded in the Underwriting and operating expenses line item, consistent with prior sponsorship payments. During 2008 and 2007, the Company paid and expensed $1.75 million and $1.5 million, respectively, as the primary sponsor for Stallings Racing.

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

(18)	Corporate Transactions

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

As part of the sales transaction, all direct obligations of General Agents were assumed 100% by MGA, and MGA also indemnified General Agents against all other liabilities existing prior to closing. Additionally, the Company guaranteed the obligations of MGA to General Agents. The liability of the Company is primary, direct and independent of the obligations of MGA. The liability is absolute and shall remain in full force and effect until the obligations have been performed or paid in full. In the event of a guarantee call, the Company would be liable to reimburse General Agents. These liabilities are not deemed to be material to the Company’s consolidated financial position, results of operations or financial condition. The terms of the guarantee provide no maximum potential liability to the Company. The Company guarantees that all payments made by MGA will be final and agrees that, if any, such payment is recovered or repaid by the Company in any bankruptcy, insolvency or similar proceeding instituted by or against MGA, the obligations shall continue as though the payment so recovered or paid had never been originally made on such liabilities. At December 31, 2008 and 2007, the Company had not recorded any amounts related to such guarantees in the consolidated financial statements as these are neither probable nor reasonably estimated.

Schedule I

GAINSCO, INC. AND SUBSIDIARIES

Summary of Investments

	As of December 31,
	2008		2007
	(Amounts in thousands)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Type of investment
Fixed Maturities:
Bonds available for sale:
U.S. Treasury	$5,179	5,244	5,647	5,668
U.S. government agencies (1)	2,998	3,011	3,980	3,980
Corporate bonds	48,883	47,517	64,808	64,458
Asset backed bonds	11,909	11,635	15,683	15,729
Mortgage backed bonds	36,493	31,831	38,330	38,115
Preferred stocks	8,868	7,781	475	367
Common stocks	278	277	668	528
Certificates of deposit	255	255	1,970	1,974

	114,863	107,551	131,561	130,819
Other long term investment	1,850	1,850	—	—
Short-term investments	65,820	65,801	43,782	43,784

Total investments	$182,533	175,202	175,343	174,603

(1)	Securities not backed by full faith and credit of U.S government.

Schedule II

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

GAINSCO, INC.

(PARENT COMPANY)

Balance Sheets

December 31, 2008 and 2007

(Amounts in thousands, except per share data)

	2008	2007
Assets
Investments in subsidiaries	$92,742	100,371
Bonds available for sale, at fair value (amortized cost: $682 – 2008, $3,250 – 2007)	488	3,102
Preferred stocks, at fair value (amortized cost: $1,475 – 2008, $475 – 2007)	633	367
Common stocks, at fair value (amortized cost: $278 – 2008, $668 – 2007)	277	528
Short term investments, at fair value (amortized cost: $1,752 – 2008, $3,791 – 2007)	1,752	3,791
Cash	223	22
Accrued investment income	12	53
Receivables from subsidiaries	78	72
Deferred Federal income taxes (net of valuation allowance $5,250 in 2008 and $5,487 in 2007)	353	135
Other assets	2,136	2,188
Goodwill	609	609

Total assets	$99,303	111,238

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable	$55	55
Payable to subsidiaries	—	184
Note payable	900	1,900
Subordinated debentures	43,000	43,000
Other liabilities	1	62

Total liabilities	43,956	45,201

Shareholders’ equity:
Common stock ($.10 par value, 62,500,000 shares authorized, 25,197,745 shares issued and 23,934,102 shares outstanding at December 31, 2008 and 25,121,081 shares issued and 25,009,350 shares outstanding at December 31, 2007)	2,519	2,512
Additional paid-in capital	151,740	151,451
Accumulated deficit	(89,940)	(86,490)
Accumulated other comprehensive loss	(4,839)	(489)
Treasury stock, at cost (1,263,643 shares at December 31, 2008 and 111,731 shares at December 31, 2007)	(4,133)	(947)

Total shareholders’ equity	55,347	66,037

Total liabilities and shareholders’ equity	$99,303	111,238

See accompanying notes to financial statements.

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of GAINSCO, INC. and subsidiaries in this Annual Report.

Schedule II

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

GAINSCO, INC.

(PARENT COMPANY)

Statements of Operations

Years ended December 31, 2008 and 2007

(Amounts in thousands, expect per share data)

	2008	2007
Revenues:
Dividend income	$7,100	1,750
Net investment income	406	875
Net realized (losses) gains (note 2)	(493)	4,576

Total revenues	7,013	7,201

Expenses:
Operating expense	3,477	3,393
Interest expense, net	3,284	4,246

Total expenses	6,761	7,639

Operating income (loss) before Federal income taxes	252	(438)

Federal income taxes:
Current expense	—	13
Deferred expense	—	1,081

	—	1,094

Income (loss) before equity in undistributed loss of subsidiaries	252	(1,532)
Equity in undistributed loss of subsidiaries	(3,702)	(17,021)

Net loss	$(3,450)	(18,553)

Loss per common share:
Basic	$(.14)	(.74)

Diluted	$(.14)	(.74)

Weighted average commons shares outstanding:
Basic	24,415

Diluted	24,415

See accompanying notes to financial statements.

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of GAINSCO, INC. and subsidiaries in this Annual Report.

Schedule II

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

GAINSCO, INC.

(PARENT COMPANY)

Statements of Shareholders’ Equity and Comprehensive Loss

Years ended December 31, 2008 and 2007

(Amounts in thousands)

	2008		2007
Common stock:
Balance at beginning of year	$2,512		2,499
Issuance of restricted common stock	7		13

Balance at end of year	$2,519		2,512

Additional paid-in capital:
Balance at beginning of year	$151,451		151,093
Issuance of restricted common stock	(7)		(13)
Stock-based compensation expense	152		141
Accrual of restricted stock units	144		233
Costs associated with common stock issuance	—		(3)

Balance at end of year	$151,740		151,451

Accumulated deficit:
Balance at beginning of year	$(86,490)		(67,937)
Net loss	(3,450)	$(3,450)	(18,553)	(18,553)

Balance at end of year	$(89,940)		(86,490)

Accumulated other comprehensive loss:
Balance at beginning of year	$(489)		(273)
Unrealized losses on securities, net of reclassification adjustment, net of tax	(4,350)	(4,350)	(216)	(216)

Comprehensive loss		$(7,800)		(18,769)

Balance at end of year	$(4,839)		(489)

Treasury stock:
Balance at beginning of year	$(947)		(646)
Purchase of treasury stock	(3,186)		(301)

Balance at end of year	$(4,133)		(947)

Total shareholders’ equity end of year	$55,347		66,037

See accompanying notes to financial statements.

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of GAINSCO, INC. and subsidiaries in this Annual Report.

Schedule II

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

GAINSCO, INC.

(PARENT COMPANY)

Statements of Cash Flows

Years ended December 31, 2008 and 2007

(Amounts in thousands, except per share data)

	2008	2007
Cash flows from operating activities:
Net loss	$(3,450)	(18,553)
Adjustments to reconcile net loss to cash provided by (used for) operating activities:
Equity in undistributed loss of subsidiaries	3,702	17,021
Depreciation/amortization	(16)	(13)
Other-than-temporary impairment of investments	459	—
Non-cash compensation expense	296	373
Realized losses (gains) (excluding other-than-temporary impairments)	34	(16)
Realized gain on sale of subsidiary	—	(4,560)
Deferred Federal income tax expense	—	1,081
Change in operating assets and liabilities:
Accrued investment income	41	(53)
Net receivables from/payable to subsidiaries	(190)	225
Other assets	52	69
Other liabilities	(61)	12
Accounts payable	—	55
Current Federal income taxes	—	(1)

Net cash provided by (used for) operating activities	$867	(4,360)

(continued)

Schedule II

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

GAINSCO, INC.

(PARENT COMPANY)

Statements of Cash Flows

Years ended December 31, 2008 and 2007

(Amounts in thousands, except per share data)

	2008	2007
	(Amounts in thousands)
Cash flows from investing activities:
Bonds available for sale sold	$2,633	—
Bonds available for sale purchased	(222)	(3,237)
Preferred stock purchased/transferred from short-term investments	(998)	(475)
Common stock sold	68	16
Common stock purchased	—	(668)
Net change in short term investments	2,039	13,295
Proceeds from sale of subsidiary	—	9,560
Capital contributions to subsidiaries (note 3)	—	(13,750)

Net cash provided by investing activities	3,520	4,741

Cash flows from financing activities:
Principal payment on note payable	(1,000)	(100)
Costs associated with issuance of restricted common stock	—	(3)
Excess tax benefits from share-based payment arrangements	—	1
Purchase of treasury stock	(3,186)	(301)

Net cash used for financing activities	(4,186)	(403)

Net increase (decrease) in cash	201	(22)
Cash at beginning of year	22	44

Cash at end of year	$223	22

Supplemental disclosures of non-cash financing activities:

25,664 and 128,068 shares of common stock were issued during 2008 and 2007, respectively, relating to restricted stock unit agreements (note 13).

$3,325 and $4,202 in interest was paid during 2008 and 2007, respectively (notes 5 and 6).

$58 in income tax payments were made during 2007 (note 10).

See accompanying notes to financial statements.

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of GAINSCO, INC. and subsidiaries in this Annual Report.

Schedule II

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

GAINSCO, INC.

(PARENT COMPANY)

Notes to Condensed Financial Statements

December 31, 2008 and 2007

(1)	General

The accompanying condensed financial statements should be read in conjunction with the notes to the consolidated financial statements for the years ended December 31, 2008 and 2007 included elsewhere in this Annual Report.

(2)	Investments

Realized gains and losses on investments for the years ended December 31, 2008 and 2007 are presented in the following table:

	Years ended December 31,
	2008	2007
	(Amounts in thousands)
Realized gains:
Bonds	$58	—
Common stock	—	16
Sale of subsidiary	—	4,560

Total realized gains	58	4,576

Realized losses:
Bonds	229	—
Common stock	322	—
Total realized losses	551	—

Net realized (losses) gains	$(493)	4,576

Proceeds from the sale of bond securities totaled $2,633,000 in 2008. There were no sales of bond securities in 2007. Proceeds from the sale of common stock totaled $68,000 in 2008 and $16,000 in 2007 related to capital gain distributions from the issuers. Proceeds from the sale of subsidiary totaled $9,560,000 in 2007, relating to the sale of General Agents to Montpelier Re U.S. Holdings Ltd., a subsidiary of Montpelier Re Holdings Ltd. (NYSE:MRH).

Gross gains of $58,000 were realized on bond sales during 2008. Gross losses of $87,000 were realized on bond sales during 2008. There were gross losses of $5,000 on common stock sales during 2008. Gross gains of $16,000 were realized on common stock during 2007 related to capital gain distributions from the issuers. There were no gross losses on common stock sales during 2007.

Schedule II

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

GAINSCO, INC.

(PARENT COMPANY)

Notes to Condensed Financial Statements

December 31, 2008 and 2007

During the third quarter of 2008, the Company wrote down $17,000 in securities that were determined to have had an other-than-temporary impairment (OTTI). During the fourth quarter of 2008, the Company wrote down $442,000 in securities that were determined to have had an other-than-temporary decline in market value and this was recorded as a realized loss, including $317,000 on two closed end mutual funds comprised primarily of preferred stock. The Company considered these securities to be OTTI because of the magnitude of the decline in both net asset value and market value, the decline in the net investment income and weakness in the sectors of the underlying assets.

(3)	Related Parties

During 2007, the Company contributed $13,750,000 in cash to the capital of the insurance company in order to increase its underwriting capacity. During 2008, there were no contributions to the capital of the insurance company.

The following table presents the components of the net receivable from and payable to subsidiaries at December 31, 2008 and 2007:

	2008	2007
	(Amounts in thousands)
Name of subsidiary
MGA Insurance Company, Inc.	$6	(46)
GAINSCO Service Corp	72	(66)

Net receivable from (payable to) subsidiaries	$78	(112)

Schedule III

GAINSCO, INC. AND SUBSIDIARIES

Supplementary Insurance Information

Years ended December, 2008 and 2007

(Amounts in thousands)

Segment	Deferred policy acquisition costs (1)	Reserves for claims and claim expenses	Unearned premiums	Drafts payable	Net premiums earned	Net investment income	Claim and claim expenses	Amortization of deferred policy acquisition costs (2)	Other operating costs and expenses (3)	Net premiums written
Year ended December 31, 2008:
Nonstandard personal auto	$7,850	65,951	48,482	77	176,634	2,834	130,983	29,335	22,831	180,574
Runoff lines	—	9,531	—	—	(28)	368	(1,421)	—	857	(28)
Other	—	—	—	—	—	4,526	—	—	11,353	—

Total	$7,850	75,482	48,482	77	176,606	7,728	129,562	29,335	35,041	180,546

Year ended December 31, 2007:
Nonstandard personal auto	$7,176	55,718	44,542	73	192,767	2,994	159,847	35,550	21,677	183,430
Runoff lines	—	18,976	—	—	—	582	(2,323)	—	775	—
Other	—	—	—	—	—	5,625	—	—	12,234	—

Total	$7,176	74,694	44,542	73	192,767	9,201	157,524	35,550	34,686	183,430

(1)	Net of deferred ceding commission income.
(2)	Net of the amortization of deferred ceding commission income.
(3)	Includes Corporate underwriting and operating expenses and interest expense, net, also includes insurance company underwriting and operating expenses.

Schedule IV

GAINSCO, INC. AND SUBSIDIARIES

Reinsurance

Years ended December 31, 2008 and 2007

(Amounts in thousands, except percentages)

	Direct amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
Year ended December 31, 2008:
Premiums earned:
Property and casualty	$164,128	—	—	164,128
Reinsurance	—	(1,303)	13,781	12,478

Total	$164,128	(1,303)	13,781	176,606	7.8%

Year ended December 31, 2007:
Premiums earned:
Property and casualty	$159,947	—	—	159,947
Reinsurance	—	(1,440)	34,260	32,820

Total	$159,947	(1,440)	34,260	192,767	17.8%

Schedule VI

GAINSCO, INC. AND SUBSIDIARIES

Supplemental Information

Years ended December 31, 2008 and 2007

(Amounts in thousands)

Segment	Affiliation with registrant	Deferred policy acquisition costs (1)	Reserves for unpaid claims and claim adjustment expenses	Unearned premiums	Net earned premiums	Net investment income	Claims and claim adjustment expenses incurred related to		Amortization of deferred policy acquisition costs (2)	Paid claims and claim adjustment expenses	Net premiums written
							Current year	Prior year
Year ended December 31, 2008
Nonstandard personal auto	$—	7,850	65,951	48,482	176,634	2,834	126,598	4,385	29,335	120,731	180,574
Runoff lines	—	—	9,531	—	(28)	368	—	(1,421)	—	1,754	(28)
Other	—	—	—	—	—	4,526	—	—	—	—	—

Total	$—	7,850	75,482	48,482	176,606	7,728	126,598	2,964	29,335	122,485	180,546

Year ended December 31, 2007
Nonstandard personal auto	$—	7,176	55,718	44,542	192,767	2,994	143,796	16,051	35,550	151,791	183,430
Runoff lines	—	—	18,976	—	—	582	—	(2,323)	—	3,270	—
Other	—	—	—	—	—	5,625	—	—	—	—	—

Total	$—	7,176	74,694	44,542	192,767	9,201	143,796	13,728	35,550	155,061	183,430

(1)	Net of deferred ceding commission income.
(2)	Net of the amortization of deferred ceding commission income.