Form 10-Q
period 2009-03-31
GAINSCO INC
filed 2009-05-15
CIK 786344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report under Section 13 or 15(d) of the

Securities Exchange Act of 1934

For Quarter Ended March 31, 2009	Commission File Number 1-9828

GAINSCO, INC.

(Exact name of registrant as specified in its charter)

Texas	75-1617013
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3333 Lee Parkway, Suite 1200, Dallas, Texas	75219
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(972) 629-4301

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 8, 2009 there were 23,927,572 shares of the registrant’s Common Stock ($.10 par value) outstanding.

GAINSCO, INC. AND SUBSIDIARIES

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets as of March 31, 2009 (unaudited) and December 31, 2008	1

	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2009 and 2008 (unaudited)	3

	Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Loss for the Three Months Ended March 31, 2009 (unaudited) and the Twelve Months Ended December 31, 2008	4

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2009 and 2008 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements March 31, 2009 and 2008 (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	43

Item 4.	Controls and Procedures	44

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	45

Item 6.	Exhibits	46

SIGNATURE		47

(i)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GAINSCO, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data)

	March 31, 2009 (unaudited)	December 31, 2008
Assets
Investments (notes 2 and 3)
Bonds, available for sale – at fair value (amortized cost: $119,823 – 2009, $109,879 – 2008)	$110,553	103,800
Bonds, trading – at fair value (amortized cost: $215 – 2009)	215	—
Preferred stocks – at fair value (cost: $4,451 – 2009, $4,451 – 2008)	2,341	3,219
Common stocks – at fair value (cost: $278 – 2009 and 2008)	231	277
Certificates of deposit – at fair value (amortized cost: $255 – 2009 and 2008)	255	255
Other long-term investments – at cost which approximates fair value	1,850	1,850
Short-term investments – at fair value (amortized cost: $57,299 – 2009, $65,820 – 2008)	57,316	65,801

Total investments	172,761	175,202

Cash	3,093	1,373
Accrued investment income	1,346	1,221
Premiums receivable (net of allowance for doubtful accounts: $751 – 2009, $1,029 – 2008)	45,177	39,836
Reinsurance balances receivable (net of allowance for doubtful accounts: $132 – 2009 and 2008)	1,177	1,238
Ceded unpaid claims and claim adjustment expenses (note 8)	2,861	2,405
Deferred policy acquisition costs	9,030	7,850
Property and equipment (net of accumulated depreciation: $7,333 – 2009, $6,915 – 2008)	2,757	2,936
Current Federal income taxes (note 1)	—	26
Deferred Federal income taxes (net of valuation allowance: $29,165 – 2009, $29,905 – 2008) (note 1)	3,864	2,492
Funds held under reinsurance agreements	886	381
Other assets	3,411	3,914
Goodwill	609	609

Total assets	$246,972	239,483

(continued)

GAINSCO, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data)

	March 31, 2009 (unaudited)	December 31, 2008
Liabilities and Shareholders’ Equity
Liabilities:
Unpaid claims and claim adjustment expenses (note 1)	$76,367	75,482
Unearned premiums	55,365	48,482
Premiums payable	707	784
Commissions payable	803	1,473
Accounts payable	4,744	4,107
Reinsurance balances payable	551	718
Note payable (note 6)	900	900
Subordinated debentures (note 7)	43,000	43,000
Current Federal income taxes (note 1)	20	—
Other liabilities	1,989	2,274
Cash overdraft	7,785	6,916

Total liabilities	192,231	184,136

Shareholders’ Equity (notes 9 and 11):
Common stock ($.10 par value, 62,500,000 shares authorized, 25,197,745 shares issued and 23,927,572 shares outstanding at March 31, 2009, and 25,197,745 shares issued and 23,934,102 shares outstanding at December 31, 2008)	2,519	2,519
Additional paid-in capital	151,804	151,740
Accumulated deficit	(87,882)	(89,940)
Accumulated other comprehensive loss (note 4 and 5)	(7,558)	(4,839)
Treasury stock, at cost (1,270,173 shares at March 31, 2009, and 1,263,643 shares at December 31, 2008) (note 1)	(4,142)	(4,133)

Total shareholders’ equity	54,741	55,347

Commitments and contingencies (notes 1, 6, 7, 8, 11 and 14)
Total liabilities and shareholders’ equity	$246,972	239,483

See accompanying notes to unaudited condensed consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except per share data)

	Three months ended March 31,
	2009	2008
Revenues:
Net premiums earned (note 8)	$45,999	43,340
Net investment income	1,697	2,134
Realized investment (losses) gains (notes 2 and 3), net:
Other-than-temporary impairment losses	(2,509)	—
Other-than-temporary impairment losses transferred to Other comprehensive loss (notes 2 and 3)	2,361	—
Other realized investment (losses) gains, net	(81)	81

Total realized investment (losses) gains, net	(229)	81

Agency revenues	3,201	2,985
Other (expense) income, net	(25)	26

Total revenues	50,643	48,566

Expenses:

Claims and claims adjustment expenses (notes 1 and 6)	32,361	32,416
Policy acquisition costs	7,578	7,177
Underwriting and operating expenses	8,019	7,855
Interest expense (notes 4 and 5)	594	939

Total expenses	48,552	48,387

Income before Federal income taxes	2,091	179

Federal income taxes (note 1):
Current tax expense	44	12

Total income taxes	44	12

Net income	$2,047	167

Income per common share (notes 1, 7 and 8):
Basic	$0.09	0.01

Diluted	$0.09	0.01

See notes to unaudited condensed consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Loss

(Amounts in thousands)

	Three months ended March 31, 2009 (unaudited)		Twelve months ended December 31, 2008
Common stock:
Balance at beginning of period	$2,519		2,512
Issuance of restricted common stock	—		7

Balance at end of period	$2,519		2,519

Additional paid-in capital:
Balance at beginning of period	$151,740		151,451
Issuance of restricted common stock	—		(7)
Compensation expense accrual related to restricted stock	57		152
Compensation expense accrual related to restricted stock units (note 11)	7		144

Balance at end of period	$151,804		151,740

Accumulated deficit:
Balance at beginning of period	$(89,940)		(86,490)

Cumulative impact of adoption of FSP FAS 115-2 and FAS 124-2, net of tax (note 5)	11		—

Net income (loss)	2,047	$2,047	(3,450)	(3,450)

Balance at end of period	$(87,882)		(89,940)

Accumulated other comprehensive loss:
Balance at beginning of period	$(4,839)		(489)

Cumulative impact of adoption of FSP FAS 115-2 and FAS 124-2, net of tax (notes 4 and 5)	(11)		—

Other comprehensive loss (note 4)	(2,708)	(2,708)	(4,350)	(4,350)

Comprehensive loss		$(661)		(7,800)

Balance at end of period	$(7,558)		(4,839)

Treasury stock:
Balance at beginning of period	$(4,133)		(947)
Purchase of treasury stock	(9)		(3,186)

Balance at end of period	$(4,142)		(4,133)

Total shareholders’ equity at end of period	$54,741		55,347

See accompanying notes to unaudited condensed consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands, except per share data)

	Three months ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$2,047	167
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	459	270
Other-than-temporary impairment losses	148	—
Non-cash compensation expense	64	72
Realized (gains) losses (excluding other-than-impairments losses)	(13)	(81)
Realized losses on trading securities	94	—
Change in operating assets and liabilities:
Accrued investment income	(125)	253
Premiums receivable	(5,341)	(6,371)
Reinsurance balances receivable	61	(677)
Ceded unpaid claims and claim adjustment expenses	(456)	928
Deferred policy acquisition costs	(1,180)	(1,469)
Funds held under reinsurance agreements	(505)	(29)
Other assets	485	(34)
Unpaid claims and claim adjustment expenses	885	786
Unearned premiums	6,883	8,332
Premiums payable	(77)	(371)
Commissions payable	(670)	68
Accounts payable	637	917
Reinsurance balances payable	(167)	(474)
Other liabilities	(285)	705
Current Federal income taxes	46	12

Net cash provided by operating activities	$2,990	3,004

(continued)

GAINSCO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands, except per share data)

	Three months ended March 31,
	2009	2008
Cash flows from investing activities:
Bonds available for sale:
Sold	$13,315	13,967
Matured	6,000	14,250
Purchased	(29,290)	(19,200)
Bonds trading purchased	(310)	—
Preferred stocks sold	162	—
Preferred stocks purchased	(268)	—
Net change in short term investments	8,500	(10,609)
Property and equipment purchased	(239)	(707)

Net cash used for investing activities	(2,130)	(2,229)

Cash flows from financing activities:
Principal repayment	—	(100)
Purchase of treasury stock	(9)	(309)
Net change in cash overdraft	869	(600)

Net cash provided by (used for) financing activities	860	(1,009)

Net increase (decrease) in cash	1,720	(304)
Cash at beginning of period	1,373	1,722

Cash at end of period	$3,093	1,418

Supplemental disclosure of cash flow information:

$619 and $994 in interest was paid during the first three months of 2009 and 2008, respectively (notes 6 and 7).

No income tax payments were made during the first three months of 2009 and 2008 (note 1).

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

The condensed consolidated financial statements included herein have been prepared by GAINSCO, INC. and are unaudited, except for the balance sheet at December 31, 2008, which has been derived from audited consolidated financial statements at that date on the basis of accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the unaudited condensed consolidated interim financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position as of March 31, 2009, the results of operations for each of the three month periods ended March 31, 2009 and 2008, and the cash flows for each of the three month periods ended March 31, 2009 and 2008. In addition, operating results for the three months ended March 31, 2009 are not necessarily indicative of results that may be expected for the year ending December 31, 2009.

Although management believes the unaudited interim related disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with GAAP have been condensed or omitted from pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the condensed consolidated financial statements included herein should be read in conjunction with the consolidated audited financial statements and notes thereto included in the Company’s 2008 Annual Report on Form 10-K.

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

As of March 31, 2009, the Company had $73,506,000 in net unpaid claims and claim adjustment expenses (“C & CAE”) (Unpaid C & CAE of $76,367,000 less Ceded unpaid C & CAE of $2,861,000). This amount represents management’s best estimate of the ultimate liabilities. Significant changes in claims trends resulting from adverse economic conditions increase the uncertainties which exist in the estimation process and could lead to inaccurate estimates of claim and claim adjustment expense.

(d)	Federal Income Taxes

The Company and its subsidiaries file a consolidated Federal income tax return. Deferred income tax items are accounted for under the “asset and liability” method which provides for temporary differences between the reported earnings for financial statement purposes and for tax purposes, primarily deferred policy acquisition costs, the discount on unpaid claims and claim adjustment expenses, net operating loss carryforwards and the nondeductible portion of the change in unearned premiums. The Company did not make any Federal income tax payments for the three months ended March 31, 2009 and 2008.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of March 31, 2009 the Company has net operating loss carryforwards for tax purposes aggregating $69,499,000. These net operating loss carryforwards of $8,328,000, $33,950,000, $13,687,000, $633,000 and $12,901,000, if not utilized, will expire in 2020, 2021, 2022, 2023 and 2027, respectively. As of March 31, 2009, the tax benefit of the net operating loss carryforwards was $23,630,000, which is calculated by applying the Federal statutory income tax rate of 34% against the net operating loss carryforwards of $69,499,000.

The Company currently has a full valuation allowance for the tax benefit from its net operating loss carryforwards. The Financial Accounting Standards Board (“FASB”) Statement No. 109, “Accounting for Income Taxes,” requires positive evidence, such as taxable income over the most recent three-year period and other available objective and subjective evidence, for management to conclude that it is “more likely than not” that a portion or all of the deferred tax assets will be realized. While both objective and subjective evidence are considered, it is the Company’s understanding that objective evidence should generally be given more weight in the analysis under Statement No. 109. In making the determination, the Company considered all available evidence, including the fact that the Company incurred a cumulative taxable loss for the three years ended March 31, 2009. The Company does not record a tax valuation allowance relating to the net unrealized losses on investments, excluding stocks, because it is more likely than not that these losses would reverse or be utilized in future periods. The Company has the ability and it is the Company’s intent to fully recover the principal, which could require the Company to hold these securities until their maturity; therefore, the Company considers the impairment to be temporary.

The Company adopted the provisions of FASB Interpretation (“FIN”) No. 48 on January 1, 2007. As a result, the Company recognized no additional liability or reduction in deferred tax asset for uncertain tax benefits. The Company has evaluated the tax contingencies in accordance with FIN No. 48. At March 31, 2009, the Company did not have any uncertain tax positions. The Company is subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for 2005 and subsequent years.

(e)	Earnings Per Share

Earnings per share (“EPS”) for the quarters ended March 31, 2009 and 2008 is based on a weighted average of the number of common shares outstanding during each year. Basic and diluted EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Common stock equivalents related to stock options are excluded from the diluted EPS calculation if their effect would be anti-dilutive to EPS.

(f)	Treasury Stock

The Company records treasury stock in accordance with the “cost method” described in Accounting Principles Board Opinion 6. The Company held 1,270,173 and 1,263,643 shares of Common Stock as treasury stock at March 31, 2009 and December 31, 2008, respectively.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(g)	Share-Based Compensation

The Company accounts for stock-based employee compensation plans under the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123(R), entitled “Share-Based Payment” that focuses primarily on accounting for transactions in which an entity exchanges its equity instruments for employee services and carries forward prior guidance for share-based payments for transactions with non-employees. Under the modified prospective transition method, the Company is required to recognize compensation cost, after the effective date, January 1, 2006, for the portion of all previously granted awards that were not vested and the vested portion of all new stock option grants and restricted stock. The compensation cost is based on whether the related service period and performance period achievements are considered probable at the time of measurement using the closing price of GAN’s common stock on the grant date, or if the grant has been subsequently modified, on the modification date. The Company recognizes expense relating to stock-based employee compensation on a straight-line basis over the requisite service period which is generally the vesting period. Forfeitures of unvested stock grants are estimated and recognized as reduction of expense. See note 11 of the Consolidated Financial Statements for more information on share-based compensation.

(h)	Recent Accounting Pronouncements

In January 2009, the FASB issued FSP EITF 99-20-1 (“FSP EITF 99-20-1”), entitled “Amendments to the Impairment Guidance of EITF Issue No. 99-20,” which eliminates the requirement that the holder’s best estimate of cash flows be based upon those that a “market participant” would use. FSP EITF 99-20-1 was amended to require recognition of other-than-temporary impairment when it is “probable” that there has been an adverse change in the holder’s best estimate of cash flows from the cash flows previously projected. This amendment aligns the impairment guidance under FSP EITF 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, with the guidance in SFAS No. 115, entitled “Accounting for Certain Investments in Debt and Equity Securities.” FSP EITF 99-20-1 retains and re-emphasizes the other-than-temporary impairment guidance and disclosures in pre-existing GAAP and SEC requirements. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008. The Company does not expect the adoption of FSP EITF 99-20-1 will have an impact on its condensed consolidated financial statements.

In June 2008, the FASB issued Staff Position EITF 03-6-1 (“FSP EITF 03-6-1”), entitled “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 and addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in SFAS No. 128, entitled “Earnings per Share.” As the dividends on all outstanding unvested restricted stock units are restricted and have no dividend or dividend equivalent rights, the adoption of FSP EITF 03-6-1 did not have an impact on the determination of earnings per share.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (“the GAAP hierarchy”). The current GAAP hierarchy is set forth in the AICPA Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles” (“SAS No. 69”). The FASB believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and has issued SFAS No. 162 to achieve the results. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to SAS No. 69. We do not expect the adoption of SFAS No. 162 to have an impact on our condensed consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“No. 141(R)”). SFAS No. 141(R) changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, disallowing the capitalization of transaction costs and changes when restructurings related to acquisitions can be recognized. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will adopt this statement for acquisitions consummated after its effective date and for deferred tax adjustments for acquisitions, if any, completed before its effective date.

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

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Effective January 1, 2008, the Company adopted SFAS No. 157, entitled “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements, for all of its financial assets and liabilities. The statement does not require new fair value measurements, but emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability and provides guidance on how to measure fair value by providing a fair value hierarchy for classification of financial assets or liabilities based upon measurement inputs. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued Staff Position 157-1, “Applications of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purpose of Lease Classification or Measurement under Statement 13” (“FSP 157-1”) which removes leasing transactions from the scope of SFAS No. 157. FSP 157-1 is effective upon adoption of SFAS No. 157. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring bases, at least annually to fiscal years beginning after November 15, 2008. Any amounts recognized upon adoption as a cumulative effect will be recorded to the opening balance of accumulated deficit in the year of adoption. The Company adopted the provisions of SFAS No. 157 as they relate to non-financial assets and liabilities in January 2009. The adoption of SFAS No. 157 did not have a material impact on the Company’s results of operations or financial position. See note 3 for the application of SFAS No. 157 and further details regarding fair value measurement of the Company’s financial assets as of March 31, 2009.

In April 2009, the FASB issued the following three Staff Positions (“FSP’s”):

•

FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FASB 157-4”). The FSP supercedes FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” FSP FAS 157-4 provides additional guidance on: 1) estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to the normal market activity for the asset or liability, and 2) identifying transactions that are not orderly. FSP FAS 157-4 must be applied prospectively and retrospective application is not permitted. FSP FAS 157-4 is effective for interim and annual periods after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 subject to also early adoption of FSP FAS 115-2 and FAS 124-2; see below. See note 3 for the application of FSP FAS 157-4 and further details regarding fair value measurement of the Company’s financial assets as of March 31, 2009.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

•

FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). The Company early adopted this guidance for the first quarter of 2009. This FSP provides new guidance on the recognition and presentation of an other-than-temporary impairments (“OTTI”) for available for sale and held to maturity debt securities (equities are excluded). An impaired security is not recognized as an impairment if management does not intend to sell the impaired security and it is more likely than not it will not be required to sell the security before the recovery of its amortized costs basis. If management concludes a security is other-than-temporarily impaired, the FSP requires that the difference between the fair value and the amortized cost of the security to be presented as an OTTI charge in the Condensed Consolidated Statements of Operations, with an offset for any noncredit-related loss component of the OTTI charge to be recognized in other comprehensive loss. Accordingly, only the credit loss component of the OTTI amount will have an impact on the Company’s results of operations. For all debt securities in unrealized loss positions that do not meet either of the two requirements, FSP FAS 115-2 and FAS 124-2 requires the that the Company analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the debt security prior to impairment.

Under FSP FAS 115-2 and FAS 124-2, when an OTTI of a debt security has occurred, the amount of the OTTI recognized in earnings depends on whether the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis. If the debt security meets either of these two criteria, the OTTI recognized in earnings is equal to the entire difference between the security’s amortized cost basis and its fair value at the impairment measurement date. For OTTI of debt securities that do not meet either of the two criteria, the net amount recognized in earnings is equal to the difference between the amortized cost of the debt security and its net present value calculated as described above. Any difference between the fair value and the net present value of the debt security at the impairment measurement date is recorded in “Other comprehensive loss.” Unrealized gains or losses on securities for which an OTTI has been recognized in earnings is tracked as a separate component of “Accumulated other comprehensive loss.” Prior to the adoption of FSP FAS 115-2 and FAS 124-2, an OTTI recognized in earnings for debt securities was equal to the total difference between amortized cost and fair value at the time of impairment. The FSP also requires extensive new interim and annual disclosure for both fixed maturities and equities to provide further disaggregating information as well as information about how the credit loss component of the OTTI charge was determined and requiring a roll forward of such amount for each reporting period. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 subject to also early adoption of FSP FAS 157-4; see above. See notes 2, 4 and 5 for the application of FSP FAS 115-2 and FAS 124-2 and further details regarding fair value measurement of the Company’s financial assets as of March 31, 2009.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

•

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). This FSP extends the disclosure requirements under SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to interim financial statements and it amends APB Opinion 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim periods. This FSP is effective for interim and annual periods ending June 15, 2009, with early adoption permitted for periods ending March 15, 2009 subject to also early adoption of FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2; see above. See note 3 for the application of FSP FAS 107-1 and APB 28-1 and further details regarding fair value measurement of the Company’s financial assets as of March 31, 2009.

All other Standards and Interpretations of those Standards issued during the three months ended March 31, 2009 did not related to accounting policies and procedures pertinent to the Company at this time.

(i)	Reclassifications

Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current period presentation. Previously, $4,562,000 was presented in Preferred stocks at December 31, 2008 and has been reclassified to Bonds available for sale as of March 31, 2009. This reclassification had no effect on total assets, total liabilities, total shareholders’ equity, net loss or net cash used for operating activities as previously reported.

(2) Investments

The net unrealized losses on investments at March 31, 2009 and December 31, 2008 are set forth in the following table:

	March 31, 2009		December 31, 2008
	(Amounts in thousands)
Investments:	Balance	% of Equity	Balance	% of Equity
Unrealized loss	$(11,410)	(20.84)%	(7,331)	(13.24)%
Deferred tax benefit	3,864	7.06%	2,493	4.50%

Net unrealized loss	$(7,546)	(13.78)%	(4,838)	(8.74)%

Our available for sale investment securities consist of fixed-income securities, which are classified at fair value with unrealized gains and losses reported in our financial statements as a separate component of shareholders’ equity on an after-tax basis. Our trading securities consist of hybrid redeemable preferred securities, which are carried at fair value with realized gains and losses reported in the current period’s earnings.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following schedules summarize the amortized cost and estimated fair values of investments in our investment portfolio:

	March 31, 2009
	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair	Other-than- temporary impairments
	Cost	Gains	Losses	Value	in AOCI (2)
	(Amounts in thousands)
Bonds available for sale:
U.S. Treasury	$5,174	92	—	5,266	—
U.S. government agencies (1)	3,000	—	(22)	2,978	—
Corporate bonds	62,064	538	(5,638)	56,964	—
Asset backed	11,407	27	(327)	11,107	—
Mortgage backed	38,178	409	(4,349)	34,238	(2,361)
Bonds trading	215	—	—	215	—
Preferred stocks	4,451	2	(2,112)	2,341	—
Common stocks	278	—	(47)	231	—
Certificates of deposit	255	—	—	255	—
Other long-term investments	1,850	—	—	1,850	—
Short-term investments	57,299	29	(12)	57,316	—

Total investments	$184,171	1,097	(12,507)	172,761	(2,361)

(1)	Securities not backed by full faith and credit of U.S government.
(2)	Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive loss,” or “AOCI,” which, from January 1, 2009, were note included in earnings under FSP FAS 115-2 and FAS 124-2.

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Amounts in thousands)
Bonds available for sale:
U.S. Treasury	$5,179	111	(46)	5,244
U.S. government agencies (1)	2,998	13	—	3,011
Corporate bonds	53,300	610	(1,831)	52,079
Asset backed	11,909	18	(292)	11,635
Mortgage backed	36,493	442	(5,104)	31,831
Preferred stocks	4,451	1	(1,233)	3,219
Common stocks	278	—	(1)	277
Certificates of deposit	255	—	—	255
Other long-term investments	1,850	—	—	1,850
Short-term investments	65,820	8	(27)	65,801

Total investments	$182,533	1,203	(8,534)	175,202

(1)	Securities not backed by full faith and credit of U.S government.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Investment securities are exposed to a number of factors, including general economic and business environment, changes in the credit quality of the issuer of the fixed income securities, changes in market conditions or disruptions in particular markets, changes in interest rates, or regulatory changes. Fair values of securities fluctuate based on the magnitude of changing market conditions. Our securities are issued by domestic entities and are backed either by collateral or the credit of the underlying issuer. Factors such as an economic downturn, disruptions in the credit markets, a regulatory change pertaining to the issuer’s industry, deterioration in the cash flows or the quality of assets of the issuer, or a change in the issuer’s marketplace may adversely affect our ability to collect principal and interest from the issuer. Both equity and fixed income securities have been affected over the past several years, and may be affected in the future, by significant external events. Credit rating downgrades, defaults, and impairments may result in write-downs in the value of the investment securities held by the Company. The Company regularly monitors its portfolio for pricing changes, which might indicate potential impairments, and performs reviews of securities with unrealized losses. In such cases, changes in fair value are evaluated to determine the extent to which such changes are attributable to (i) fundamental factors specific to the issuer, such as financial conditions, business prospects or other factors, or (ii) market-related factors, such as interest rates. When a security in the Company’s investment portfolio has an unrealized loss in fair value that is deemed to be other than temporary, the Company reduces the book value of such security to its current market value, recognizing the decline as a realized loss in the Consolidated Statements of Operations and a revised GAAP cost basis for the security is established. These determinations primarily reflect the market-related issues associated with the disruption in the mortgage and other credit markets, which created a significant deterioration in both the valuation of the securities as well as our view of future recoverability of the valuation decline. For debt securities, the split between the amount of an OTTI recognized in other comprehensive income and the net amount recognized in earnings is driven principally by assumptions regarding the amount and timing of projected cash flows. For mortgage-backed and asset-backed securities, cash flow estimates including prepayment assumptions, are based on data from widely accepted third-party data sources or internal estimates. In addition to prepayment assumptions, cash flow estimates vary based on assumptions regarding the underlying collateral including default rates, recoveries and changes in value.

At March 31, 2009, the Company had gross unrealized losses of $12,507,000 on investment securities. In addition, included in the gross unrealized losses are securities that the Company determined had other-than-temporary impairments in accordance with FSP FAS 115-2 and FAS 124-2. Accordingly, the Company bifurcated these impairments between credit and non-credit impairments. As identified in the Condensed Consolidated Statements of Operations, the Company had non-credit impairments of $2,361,000 on securities considered to be impaired as of March 31, 2009. As of December 31, 2008, the Company had gross unrealized losses of $8,534,000 on investment securities. The increase in unrealized losses was primarily attributable to increased credit and liquidity risk discounts in the pricing of financial assets. Although these changes affected the broad financial markets, specific factors, security issuers and security issues were affected differently. Also contributing to the increase in unrealized losses in the first quarter of 2009 was the implementation of FSP FAS 115-2 and FAS 124-2. The Company reviewed all previously-recorded other-than-temporary impairments of securities to develop an estimate of the portion of such impairments that were not due to credit. The cumulative effect of adopting FSP FAS 115-2 and FAS 124-2 was to credit Accumulated deficit as of January 1, 2009 by $11,000 with a corresponding charge to Accumulated other comprehensive loss; see note 5 for further discussion.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following schedules summarize the gross unrealized losses showing the length of time that investments have been continuously in an unrealized loss position:

	March 31, 2009
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts in thousands)
U.S. government agencies (1)	$2,978	22	—	—	2,978	22
Corporate bonds	22,396	4,132	6,838	1,506	29,234	5,638
Asset backed	5,670	327	—	—	5,670	327
Mortgage backed	6,678	138	11,689	4,211	18,367	4,349
Preferred stocks	2,139	1,836	200	276	2,339	2,112
Common stocks	231	47	—	—	231	47
Short-term investments	3,906	12	—	—	3,906	12

Total temporarily impaired securities	$43,998	6,514	18,727	5,993	62,725	12,507

(1)	Securities not backed by full faith and credit of U.S government.

	December 31, 2008
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts in thousands)
U.S. Treasury	$1,624	46	—	—	1,624	46
Corporate bonds	20,764	929	1,877	902	22,641	1,831
Asset backed	10,127	292	—	—	10,127	292
Mortgage backed	8,380	922	6,637	4,182	15,017	5,104
Preferred stocks	3,017	958	200	275	3,217	1,233
Common stocks	116	1	—	—	116	1
Short-term investments	5,832	27	—	—	5,832	27

Total temporarily impaired securities	$49,860	3,175	8,714	5,359	58,574	8,534

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

At December 31, 2008, the Company’s investment portfolio had thirteen securities (13) with gross unrealized losses totaling $5,359,000 that were in excess of 12 months category. Eleven of these securities were in gross unrealized loss positions greater than $100,000 totaling $2,596,000 that were in less than 12 months category. At March 31, 2009, the Company’s investment portfolio had twenty securities (20) with gross unrealized losses totaling $5,993,000 that were in excess of 12 months category. Seventeen of these securities were in gross unrealized loss positions greater than $100,000 totaling $5,907,000 that were in less than 12 months category. At March 31, 2009 and December 31, 2008, approximately 87% and 91%, respectively, of the unrealized gross losses were with issuers rated as investment grade by Standard and Poor’s (S&P). The decline in the market value is primarily related to the disruption and lack of liquidity in the markets in which these securities trade, along with credit risk aversion by investors. Other important factors include (i) the slowing of prepayments in mortgage and asset backed securities and (ii) the significant decline in the 3 month London Interbank Offered Rate for U.S. dollar deposits (“LIBOR”) for securities with floating rate coupons since the purchase of these assets. At this time based upon information currently available, the Company has the ability and it is the Company’s intent to fully recover the principal, which could require the Company to hold these securities until their maturity; therefore, the Company considers the impairment to be temporary.

In order to determine whether it is appropriate in an accounting period to recognize OTTI with respect to a portfolio security which has experienced a decline in fair value and as to which the Company has the ability and intent to fully recover principal, the Company considers all available evidence and applies judgment. With corporate debt issues, firm specific performance, industry trends, legislative and regulatory changes, government initiatives, and the macroeconomic environment all play a role in the evaluation process. With respect to asset backed securities (including mortgage backed securities), the Company uses individual cash flow modeling in addition to other available information. In the case of securities as to which the Company has the ability and intent to fully recover principal, if all scheduled principal and interest is expected to be received on a timely basis using the current best estimates of material inputs, such as default frequencies, severities, and prepayment speeds, generally no OTTI would be recognized unless other factors suggest that it would be appropriate to do so. The principal factors that the Company considers in this analysis are the extent to which the fair value of the security has declined, the ratings given to the security by recognized rating agencies, trends in those ratings, and information available to the Company from securities analysts and other commentators, public reports and other credible information.

At December 31, 2008, the Company had $8,385,000 in nonprime collateralized mortgage obligations (Alt-A securities) with S&P ratings of 20% AAA, 7% AA+ and 73% B. At March 31, 2009, the Company had $8,192,000 in Alt-A securities with S&P ratings of 20% AAA, 9% AA+ and 71% B. The cost and fair value of these investments were $7,990,000 and $4,933,000, respectively, at March 31, 2009 compared to $8,342,000 and $5,366,000, respectively, at December 31, 2008.

One security, with book value of $1,760,000 and $1,919,000, and a market value $1,354,000 and $995,000, at March 31, 2009 and December 31, 2008, respectively, is dependent on the continued claims paying ability of its financial guarantor (MBIA) in order for the Company not to sustain any loss of principal or interest. MBIA is rated BBB+ (S&P), we believe that the probable outcome is that principal and interest will be paid in full and, accordingly, the impairment on that security is considered temporary.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During 2008, the Company invested $1,850,000 in a limited partnership that will provide first lien commercial real estate loans, which will typically not exceed two years, for real estate investors and developers seeking to acquire and develop real estate in Texas. The Company has classified this investment as Other long-term investments.

Proceeds from the sale of bond securities totaled $13,315,000 and $13,967,000 for the three months ended March 31, 2009 and 2008, respectively.

Gross gains of $119,000 and $81,000 were realized on bond sales for the three months ended March 31, 2009 and 2008, respectively. There were no realized losses for the three months ended March 31, 2009 and 2008. Gross gains of $2,000 were realized on preferred stock sales for the three months ended March 31, 2009. Gross losses of $108,000 were realized on preferred stock sales for the three months ended March 31, 2009. There were no realizes gains or losses for the three months ended March 31, 2008. The Company recorded $94,000 in realized losses from the trading securities for the three months ended March 31, 2009.

During the first quarter of 2009, the Company wrote down $148,000 in securities that were determined to have had an other-than-temporary decline in fair value. The Company recorded $2,509,000 related to write downs for other-than-temporary declines in fair value of various investments of which $2,361,000 of the other-than-temporary impairment was recognized in other comprehensive loss.

As discussed in note 1, a portion of certain OTTI losses on debt securities are recognized in “Other comprehensive loss” (“OCL”). The net amount recognized in earnings (“credit loss impairments”) represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between fair value and amortized cost is recognized in OCL. The following table sets forth the amount of credit loss impairments on debt securities held by the Company as of March 31, 2009, for which a portion of the OTTI loss was recognized in OCL, and the corresponding changes in such amounts.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Credit losses recognized in earnings on debt securities held by the Company for which a portion of the OTTI loss was recognized in OCL

(Amounts in thousands)
Balance, December 31, 2008	$—
Credit losses remaining in accumulated deficit related to adoption of FSP 115-2 and FAS 124-2	5,654
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	—
Credit loss impairments previously recognized on securities impaired to fair value during the period (1)	—
Credit loss impairments recognized in the current period on securities not previously impaired	148
Additional credit loss impairments recognized in the current period on securities previously impaired	—
Increases due to the passage of time on previously recorded credit losses	—

Balance, March 31, 2009	$5,802

(1)	Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

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

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

All of the Company’s invested assets held at March 31, 2009, except for eight instruments with an aggregate value of $10,097,000, were priced using either independent pricing services or available market prices to determine fair value. The Company classifies such instruments in active markets as Level 1 and those not in active markets as Level 2. Six of the eight instruments, where the values provided by an independent pricing service or quoted market prices were not used, were mortgage backed instruments totaling $7,997,000 and were classified in Level 3 because of the inactive markets in which they are traded. The remaining two instruments were corporate bonds with a value of $2,100,000, which we believe were appropriately classified as Level 3.

The following table presents the fair value measurements for each major category of assets by SFAS No. 157 hierarchy level at March 31, 2009 (amounts in thousands):

	March 31, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury	$5,266	5,266	—	—
U.S. government agencies (1)	2,978	—	2,978	—
Corporate bonds	56,964	3,971	50,893	2,100
Asset backed	11,107	—	11,107	—
Mortgage backed	34,238	—	26,241	7,997

Total available-for-sale securities	110,553	9,237	91,219	10,097
Bonds trading	215	215	—
Preferred stocks	2,341	202	—	2,139
Common stocks	231	231	—	—
Certificates of deposit	255	255	—	—
Short-term investments	57,316	45,347	11,969	—

Total invested assets	$170,911	55,487	103,188	12,236

Percent of Total	100%	33%	60%	7%

(1)	Securities not backed by full faith and credit of U.S government.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The changes in Level 3 assets measured at fair value on a recurring basis for the first quarter ended March 31, 2009 are summarized below (amounts in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Auction Preferred
Balance at January 1, 2009	$12,797
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	(148)
Included in other comprehensive income	(413)
Purchases, issuances, and settlements	—
Transfers in and/or out of Level 3	—

Balance at March 31, 2009	$12,236

The roll forward of Level 3 assets begins with the prior period balance and adjusts the balance for the gains or losses (realized and unrealized) that occurred during the current period. Any new purchases that are identified as Level 3 securities are then added and any sales of securities which were previously identified as Level 3 are subtracted. Next, any securities which were previously identified as Level 1 or Level 2 securities and which are currently identified as Level 3 are added. Finally, securities which were previously identified as Level 3 and which are now designated as Level 1 or as Level 2 are subtracted. The ending balance of the Level 3 securities presented above represent our best estimates and may not be substantiated by comparisons to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.

The Company wrote down $148,000 in Alt-A securities (Level 3) for the three months ended March 31, 2009 that were determined to have had an other-than-temporary decline in market value.

Certain financial instruments and all non-financial instruments are not required to be disclosed. Therefore, the aggregate fair value amounts presented do not purport to represent our underlying value.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(4) Comprehensive Loss

Comprehensive loss is comprised of net income and other comprehensive loss. Other comprehensive loss includes net unrealized investment losses, net of deferred income taxes. The table below provides information about comprehensive loss for the quarter ended March 31, 2009 and the year ended December 31, 2008 (amounts in thousands):

	2009	2008
Increase in unrealized investment losses during the period	$(4,227)	(12,261)
Less: Other-than-temporary impairment losses recognized in earnings	(148)	(5,671)

Increase in net unrealized investment losses during the period	(4,079)	(6,590)
Deferred Federal income tax benefit	(1,371)	(2,240)

Other comprehensive loss	$(2,708)	(4,350)

Net income (loss)	2,047	(3,450)

Comprehensive loss	(661)	(7,800)

The following table provides accumulated balances related to each component of accumulated other comprehensive loss at March 31, 2009:

	Unrealized Loss on Non-Impaired Securities	Unrealized Loss on Impaired Securities	Deferred Federal Income Tax	Total
Accumulated other comprehensive loss, beginning of period	$(7,331)	—	2,492	(4,839)
Cumulative impact of adoption of FSP FAS 115-2 and FAS 124-2	—	(17)	6	(11)
Other comprehensive loss	(3,928)	(151)	1,371	(2,708)

Accumulated other comprehensive loss, end of period	$(11,259)	(168)	3,869	(7,558)

(5) Cumulative Impact of Adoption of FSP 115-2 and FAS 124-2

Pursuant to FSP FAS 115-2 and FAS 124-4, the Company reviewed all previously-recorded other-than-temporary impairments of securities and developed an estimate of the portion of such impairments using a methodology consistent with that applied to the current period other-than-temporary bifurcation of credit and non-credit. As a result, the Company determined that $17,000 in previously recorded other-than-temporary impairment had been due to non-credit impairments.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The process used by the Company in estimating the portion of previously recorded other-than-temporary impairments due to credit is consistent with the methodology employed for those securities determined to be other-than-temporarily impaired for the three-month period ended March 31, 2009. Specifically, if the security is unsecured, secured by an asset or includes a guaranty of payment by a third party, the estimate of the portion of impairment due to credit was based upon a comparison of S&P ratings and maturity for the security. This information is used to determine the Company’s best estimate, derived from probability-weighted cash flows.

In the implementation of this FSP, the Company recorded an opening balance adjustment that decreased retained deficit in the amount of $11,000 and increased accumulated other comprehensive loss in the amount of $11,000 related to non-credit impairments taken in prior periods, net of tax.

(6) Note Payable

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

The carrying value on the Note payable was $900,000 at March 31, 2009 and December 31, 2008. On November 21, 2008, the Company and the lender amended the credit agreement and paid the principal balance down to $900,000. The amendment changed the interest rate to 2.75% over the three month LIBOR, with a minimum of 4%, deleted provisions requiring the Company to achieve and maintain a specified ratio of earnings to fixed charges, increased the minimum levels of capital required to be maintained by GAN and MGA and provided that, in lieu of monthly principal amortization of the balance of the outstanding credit, all principal will be due at maturity on September 30, 2010. Interest expense of $9,000 and $26,000 was recorded and interest payments of $10,000 and $38,000 were paid for the three months ended March 31, 2009 and 2008, respectively.

(7) Subordinated Debentures

In January 2006, GAN issued $25,000,000 of 30-year subordinated debentures. They require quarterly interest payments at a floating interest rate equal to the 3-month LIBOR plus a margin of 3.85%. They will mature on March 31, 2036 and are redeemable at GAN’s option beginning after March 31, 2011, in whole or in part, at the liquidation amount of $1,000 per debenture. The Company recorded net interest expense of $331,000 and $536,000, respectively, and interest payments of $340,000 and $551,000 were paid for the three months ended March 31, 2009 and 2008, respectively.

In December 2006, GAN issued $18,000,000 of 30-year subordinated debentures. They require quarterly interest payments at a floating interest rate equal to the 3-month LIBOR plus a margin of 3.75%. They will mature on March 15, 2037 and are redeemable at GAN’s option beginning after March 15, 2012, in whole or in part, at the liquidation amount of $1,000 per debenture. The Company recorded net interest expense of $254,000 and $377,000 and interest payments of $269,000 and $405,000 were paid for the three months ended March 31, 2009 and 2008, respectively.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(8) Reinsurance

On February 7, 2002, the Company announced its decision to cease writing commercial lines insurance due to continued adverse claims development and unprofitable underwriting results. Commercial lines insurance also includes specialty lines.

Assumed

The Company has in the past utilized reinsurance arrangements with various non-affiliated admitted insurance companies, whereby the Company underwrote the coverage and assumed the policies 100% from the companies. These arrangements required that the Company maintain escrow accounts to assure payment of the unearned premiums and unpaid claims and claim adjustment expenses relating to risks insured through such arrangements and assumed by the Company.

As of March 31, 2009 and December 31, 2008, the balance in escrow accounts under reinsurance arrangements totaled $20,361,000 and $23,295,000, respectively.

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

Effective December 31, 2000, the Company entered into a reserve reinsurance cover agreement with a non-affiliated reinsurer. This agreement reinsures the Company’s ultimate net aggregate liability in excess of $32,500,000 up to an aggregate limit of $89,650,000 for net commercial auto liability losses and loss adjustment expense incurred but unpaid as of December 31, 2000. At March 31, 2009 and December 31, 2008, deferred reinsurance gains of $113,000 and $119,000, respectively, have been recorded in Other liabilities. For the first quarter of 2009, $6,000 was recorded in Other income. There was no reinsurance gain recorded in Other income for the first quarter of 2008. Since its inception at December 31, 2000, $8,937,000 has been recorded in Other income, which represents the reserve development under the reserve reinsurance cover agreement. The remaining deferred gain will be recognized in income in future periods based upon the ratio of claims paid in the $57,150,000 layer to the total of the layer. The reinsurer remains responsible for reimbursing the Company for claim payments covered under this agreement.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Personal Lines

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

The amounts deducted in the Unaudited Condensed Consolidated Statements of Operations for reinsurance ceded for the three months ended March 31, 2009 and 2008, respectively, are set forth in the following table.

	Three months ended March 31,
	2009	2008
	(Amounts in thousands)
Premiums earned – nonstandard personal auto	$462	266

Premiums earned – runoff	(195)	28

Claims and claim adjustment expenses incurred – runoff	$2	(200)

The Company remains directly liable to its policyholders for all policy obligations and the reinsuring companies are obligated to the Company to the extent of the reinsured portion of the risks.

(9) Shareholders’ Equity

The Company has authorized 62,500,000 shares of common stock, par value $.10 per share (the “Common Stock”). Of the authorized shares of common stock, 25,197,745 shares were issued and 23,927,572 shares were outstanding as of March 31, 2009 and as of December 31, 2008, 25,197,745 shares were issued and 23,934,102 shares were outstanding. At March 31, 2009 and December 31, 2008, the Company held 1,270,173 and 1,263,643 shares as treasury stock with a cost basis of $3.26 and $3.27 per share, respectively.

At March 31, 2009 and December 31, 2008, Goff Moore Strategic Partners, LP owned approximately 34% of the outstanding Common Stock, Robert W. Stallings owned approximately 23% and James R. Reis owned approximately 12%.

The following table reflects changes in the number of shares of common stock issued and outstanding as of March 31, 2009 and December 31, 2008:

	2009	2008
Shares outstanding
Balance at beginning of period	23,934,102	25,009,350
Stock issued	—	76,664
Treasury stock acquired	(6,530)	(1,151,912)

Balance at end of period	23,927,572	23,934,102

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

(10) Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2009	2008
	(Amounts in thousands, except per share amounts)
Numerator
Net income	$2,047	167

Numerator for basic earnings per share – income available to common shareholders	$2,047	167

Numerator for diluted earnings per share – income available to common shareholders after assumed conversions	$2,047	167

Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	23,930	24,947

Denominator for diluted earnings per share – adjusted weighted average shares outstanding & assumed conversions	23,930	24,947

Basic earnings per share	$0.09	0.01

Diluted earnings per share (1)	$0.09	0.01

(1)	Options can be exercised to purchase an aggregate of 79,186 shares of Common Stock. Warrants can be exercised to purchase an aggregate of 387,500 shares of Common Stock. Options and warrants are convertible or exercisable at prices in excess of the price of the Common Stock on March 31, 2009.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(11) Benefit Plans

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

Restricted Stock Units

The following table outlines the Company’s RSU activity for the three months ended March 31, 2009 and 2008 (dollar amounts in thousands):

	Three months ended March 31,
	2009		2008
	RSU’s Outstanding	Unrecognized Grant Date Fair Value	RSU’s Outstanding	Unrecognized Grant Date Fair Value
Beginning of Period	1,218,000	$3,409	884,809	$6,631
New awards	—	—	—	—
Change in assumptions, including forfeitures	—	—	—	—
Payments	—	—	—	—
Vested shares	—	—	—	—
Actual forfeitures	—	—	—	—
Expense recognized	—	(7)	—	(33)

End of Period	1,218,000	$3,402	884,809	$6,598

For awards that have been modified, compensation expense is recognized if the award ultimately vests under the modified vesting conditions or would have vested under the original vesting conditions. As of March 31, 2009, no RSUs have vested. Vested RSUs remain outstanding until the completion of the full service period of the RSU awards, remain subject to the certification by the Compensation Committee, and, under certain circumstances, would be subject to forfeiture.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes RSUs outstanding and the unrecognized grant date fair value of such RSUs at March 31, 2009, for each award period (dollar amounts in thousands):

Award Date and Cycle (performance period ends December 31, 2010 for all)	RSU’s Outstanding	Unrecognized Grant Date Fair Value
RSU awards granted in 2005	787,373	$2,136
RSU awards granted in 2006	25,000	69
RSU awards granted in 2007	72,436	214
RSU awards granted in 2008	333,191	983

Total at Mach 31, 2009	1,218,000	$3,402

Restricted Stock

In November 2008, 51,000 shares of restricted stock were granted by the Board of Directors to non-employee directors, which are recognized as compensation expense over the vesting period of the restricted stock in the Underwriting and operating expense line item, consistent with other compensation to employees at a fair value of $1.99 per share based on the closing price of our Common Stock on the date of grant. These shares vest on the later of March 1, 2011, or the date on which the audit of the financial statements for 2010 is completed. In July 2007, 12,500 shares of restricted stock were granted to an officer of the Company by the Compensation Committee of the Board of Directors, at a fair value of $5.00 per share. Subject to the terms of the agreement, the shares would vest in July 2010, if the officer remained employed by the Company. The related compensation cost for the restricted stock was recorded in the Underwriting and operating expenses line item, consistent with other compensation to this individual.

The following table outlines the Company’s restricted stock activity under the 2005 Plan for the three months ended March 31, 2009 and 2008 (dollar amounts in thousands):

	Three months ended March 31,
	2009		2008
	Restricted Stock Outstanding	Unrecognized Grant Date Fair Value	Restricted Stock Outstanding	Unrecognized Grant Date Fair Value
Beginning of Period	63,500	$134	12,500	$54
New awards	—	—	—	—
Change in assumptions, including forfeitures	—	—	—	—
Payments	—	—	—	—
Vested shares	—	—	—	—
Actual forfeitures	—	—	—	—
Expense recognized	—	(23)	—	(5)

End of Period	63,500	$111	12,500	$49

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1998 Long-Term Incentive Plan (“98 Plan”)

At March 31, 2009, the Company had one plan under which options to purchase shares of GAN’s common stock could be granted. The 98 Plan will terminate in 2010, the aggregate number of shares of Common Stock that may be issued under the 98 Plan is limited to 250,000, and options to purchase 79,186 shares were outstanding under this Plan at March 31, 2009. There were no options granted during any of the periods presented.

(12) Segment Reporting

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

The following tables present a summary of segment profit (loss) for the three months ended March 31, 2009 and 2008:

	Three months ended March 31, 2009
	Nonstandard Personal Auto Lines	Runoff Lines	Other	Total
	(Amounts in thousands)
Gross premiums written	$53,150	—	—	53,150

Net premiums earned	$45,804	195	—	45,999
Net investment income	664	60	973	1,697
Realized investment losses, net:
Other-than-temporary impairment losses	—	—	(2,509)	(2,509)
Other-than-temporary impairment losses transferred to Other comprehensive loss	—	—	2,361	2,361
Other realized investment losses, net	—	—	(81)	(81)

Total realized investment losses, net	—	—	(229)	(229)

Agency revenues	3,201	—	—	3,201
Other (expense) income, net	(30)	5	—	(25)
Expenses, excluding interest expense	(46,114)	416	(2,260)	(47,958)
Interest expense	—	—	(594)	(594)

Income (loss) before Federal income taxes	$3,525	676	(2,110)	2,091

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Three months ended March 31, 2008
	Nonstandard Personal Auto Lines	Runoff Lines	Other	Total
	(Amounts in thousands)
Gross premiums written	$51.966	—	—	51.966

Net premiums earned	$43,368	(28)	—	43,340
Net investment income	716	111	1,307	2,134
Net realized gains, excluding impairments losses	—	—	81	81
Agency revenues	2,985	—	—	2,985
Other (expense) income, net	(9)	30	5	26
Expenses, excluding interest expense	(45,000)	(341)	(2,107)	(47,448)
Interest expense	—	—	(939)	(939)

Income (loss) before Federal income taxes	$2,060	(228)	(1,653)	179

(13) Commitments and Contingencies

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

Off-balance-sheet-risk

The Company does not have any financial instruments where there is off-balance-sheet-risk of accounting loss due to credit or market risk. There is credit risk in the premiums receivable and reinsurance balances receivable of the Company. At March 31, 2009 and December 31, 2008, the Company did not have any claims receivables by individual non-affiliated reinsurers that were material with regard to shareholders’ equity.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(14) Leases

The following table summarizes the Company’s lease obligations as of March 31, 2009:

	Payments due by period
	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
	Amounts in thousands
Total operating leases	$10,010	2,906	3,588	2,055	1,461

Rental expense for the Company was $527,000 and $465,000 for the three months ended March 31, 2009 and 2008, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion in this Item includes forward-looking statements and should be read in the context of the risks, uncertainties and other variables referred to below under the caption “Forward-Looking Statements.”

Business Operations

Overview

The Company reported net income of $2.0 million for the first quarter of 2009, compared to net income of $0.2 million for the first quarter of 2008. In the first quarter of 2009, the Company recorded net realized losses of approximately $0.2 million on investments; approximately $2.5 million related to write downs for other-than-temporary declines in fair value of various investments of which $2.4 million of the other-than-temporary impairment was recognized in other comprehensive loss, a component of shareholders’ equity. Net premiums earned were $46.0 million and $43.3 million in the first quarter of 2009 and 2008, respectively, and gross premiums written were $53.2 million and $52.0 million in the first quarter of 2009 and 2008, respectively.

As of March 31, 2009, our statutory surplus was $88.5 million compared to $89.8 million as of December 31, 2008. The unpaid claims and claim adjustment expenses was $76.4 million at March 31, 2009 and $75.5 million at December 31, 2008, of which unpaid claims and claim adjustment expenses attributable to ongoing nonstandard personal automobile lines was $67.1 million and $66.0 million, respectively.

As discussed further below, the Company achieved improvement in its C & CAE ratio for nonstandard personal auto insurance in the first quarter of 2009 (71.7%) as compared with the first quarter of 2008 (74.8%). We believe this is the result of numerous factors, including the improvements in pricing and underwriting, upgrades of claims systems, procedures and personnel, and actions to closely monitor and address emerging claims trends. The Company’s ability to maintain or improve upon this C & CAE ratio is subject to the significant risks and uncertainties identified in the Annual Report on Form 10-K for the year ended December 31, 2008 (the “Form 10-K”), including the risks associated with growth in premiums and the fact that new business generally produces higher claims ratios than renewal business; see ITEM 1A. Risk Factors in the Form 10-K.

The Company markets its policies through approximately 4,400 independent agency locations in Arizona, Florida, Nevada, New Mexico, South Carolina and Texas and one general agency in California that markets through approximately 900 insurance broker locations.

The following table presents selected financial information in thousands of dollars:

	Three months ended March 31,
	2009	2008
Gross premiums written	$53,150	51,966

Earned premiums	$45,999	43,340

Income before Federal income taxes	$2,091	179

Federal income tax expense	$44	12

Net income	$2,047	167

GAAP C & CAE ratio (1)	70.4%	74.8%
GAAP Expense ratio (2) (3)	25.3%	25.8%

GAAP Combined ratio (2)	95.7%	100.6%

(1)	C & CAE is an abbreviation for Claims and Claims Adjustment expenses, stated as a percentage of net premiums earned.
(2)	The Expense and Combined ratios do not reflect expenses of the holding company which include interest expense on the note payable and subordinated debentures.
(3)	Commissions, change in deferred acquisition costs, underwriting expenses and operating expenses (insurance subsidiary only) are offset by agency revenues and are stated as a percentage of net premiums earned.

We believe product enhancements, rate adjustments and expanding marketing efforts in the Southeast region are the main reasons for the increase in gross premiums written and net premiums earned for the comparative years. The decrease in the C & CAE ratio in 2009 from the 2008 periods was primarily due to favorable development for claims occurring in prior accident years on the nonstandard personal auto lines and improvement in the 2009 accident period as compared to the 2008 accident period.

The Company believes it is pursuing a strategy that has the potential to build a larger, competitively distinctive and successful franchise in the nonstandard personal auto business over time and is endeavoring to manage its investments and risks to achieve this result. These risks and other challenges are occurring in rapidly changing economic, financial, competitive, regulatory and claims environments. The Company’s operating and financial results vary from period to period as a result of numerous factors inherent in the insurance business, many of which are affected by such changes.

Discontinuance of Commercial Lines

The Company continues to settle and reduce its inventory of commercial lines claims. At March 31, 2009 and December 31, 2008, there were 30 claims associated with the Company’s runoff book outstanding. As of March 31, 2009, in respect of its runoff lines, the Company had $6.4 million in net unpaid claims and claim adjustment expenses (“C & CAE”) compared to $7.1 million as of December 31, 2008. For the periods presented, the Company has recorded favorable development in unpaid C & CAE from the runoff lines with the settlement and reduction in the inventory of commercial lines claims. See “Results of Operations – Claims and claim adjustment expenses.” Due to the long tail and litigious nature of these claims, the Company anticipates it will take a substantial number of years to complete the adjustment and settlement process with regard to existing claims and the additional claims it expects to receive in the future from its past business writings. Most of the remaining claims are in suit and the Company’s future results may or may not be impacted either negatively or positively based on its ability to settle the remaining claims and new anticipated claims within its established reserve levels.

Results of Operations

The discussion below primarily relates to the Company’s insurance operations, although the selected consolidated financial data appearing elsewhere is on a consolidated basis. The expense item “Underwriting and operating expenses” includes the operating expenses of the holding company, GAN.

Revenue

Gross premiums written in the first quarter of 2009 increased 2% as compared to the first quarter of 2008. We believe the primary reasons for the increase to be the result of product enhancements, rate adjustments and expanding marketing efforts in the Southeast region. The following table presents gross premiums written by region in thousands of dollars:

Region:	Three months ended March 31,
	2009		2008
	(Amounts in thousands)
Southeast (Florida, South Carolina)	$34,375	65%	30,250	58%
South Central (Texas)	10,204	19	12,632	25
Southwest (Arizona, Nevada, New Mexico)	8,170	15	8,458	16
West (California)	401	1	626	1

Total	$53,150	100%	51,966	100%

Each of the regions, except Southeast, recorded premium declines in 2009 from 2008. The percent of premium increase (decrease) by region for 2009 from 2008 is as follows: Southeast 14%, South Central (19)%, Southwest (3)% and West (36)%. We believe the decline in the regions, other than Southeast, is due to rate increases, selective reduction in the agency force and the effects of the slowing economy. Net premiums earned increased 6% in the first quarter of 2009 from the first quarter of 2008 primarily as a result of an increase in gross premiums written in the fourth quarter of 2008 and the first quarter of 2009 as compared with comparable periods in the preceding years.

Net investment income decreased $437,000 (20%) in the first quarter of 2009 from the first quarter of 2008 primarily due to the decline in short-term interest rates. At March 31, 2009, Bonds available for sale comprised 64% of Investments versus 67% at March 31, 2008. The return on average investments was 3.9% for the first quarter of 2009 versus 4.4% for the first quarter of 2008.

In the first quarter of 2009, the Company recorded net realized losses of approximately $229,000, of which approximately $148,000 related to other-than-temporary impairments of various investments. The Company recorded approximately $2,509,000 related to write downs for other-than-temporary declines in fair value of various investments of which $2,361,000 of the other-than-temporary impairment was recognized in other comprehensive loss, a component of shareholders’ equity, due to the adoption of FSP 115-2 and FAS 124-2.

Agency revenues increased $216,000 (7%) in the first quarter of 2009 primarily as a result of the increase in writings in the fourth quarter of 2008 and the first quarter of 2009 from the respective prior years’ quarters. Agency revenues are primarily fees charged on insureds’ premiums due.

Expenses

Claims and claim adjustment expenses decreased $55,000 in the first quarter of 2009 as compared with the first quarter of 2008. The C & CAE ratio was 70.4% in the first quarter of 2009 versus 74.8% in the first quarter of 2008. The runoff lines recorded favorable development for prior accident years of approximately $466,000 in the first quarter of 2009 versus $42,000 in the first quarter of 2008. The C & CAE ratio for nonstandard personal auto was 71.7% for the first quarter of 2009 versus 74.8% for the first quarter of 2008. The decrease in the C & CAE ratio in the first quarter of 2009 from the first quarter of 2008 was primarily due to favorable development for claims occurring in prior accident years of approximately $2,262,000 in the first quarter of 2009 versus unfavorable development of approximately $1,718,000 in the first quarter of 2008 and improvement in the first quarter of 2009 accident period as compared to the first quarter of 2008.

The following presents the favorable (unfavorable) development for claims occurring in prior accident years for each region in the first quarter of 2009:

•	Southeast Region (Florida and South Carolina)—$664,000

•	South Central Region (Texas)—$1,043,000

•	Southwest Region (Arizona, Nevada and New Mexico)—$681,000

•	West Region (California)—($126,000)

The favorable development for prior accident years for nonstandard personal auto in the first quarter of 2009 is primarily the result of actual and projected decreases in severity associated with most of our coverages, particularly material damage claims. The favorable development for prior accident years was offset by approximately $20,000 recognized in the first quarter of 2009 relating to “extra-contractual” claims, in which claimants seek to recover amounts significantly in excess of applicable policy limits. In the first quarter of 2008, the Company incurred “extra-contractual” claims of approximately $300,000 primarily related to prior accident years; see ITEM 1A. Risk Factors – “Litigation may adversely affect our financial condition, results of operations and cash flows” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

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

We believe it is reasonably likely that our loss costs could increase or decrease by 2% from current estimates, as remaining claims are recorded and resolved. Loss costs reflect the incurred loss per unit of exposure and are the product of frequency and severity. A 2% increase or decrease in our loss costs would result in unfavorable or favorable development of $9.2 million (based on C & CAE incurred as of March 31, 2009). This estimate of sensitivity is informational only, is not a projection of future results and does not take into account possible effects of extraordinary litigation events (such as class action claims).

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

Policy acquisition costs include commissions, premium taxes, marketing and underwriting expenses and the amortization of the premium deficiency. The expenses are charged to operations over the period in which the related premiums are earned. The increase of $401,000 (6%) in the first quarter of 2009 was primarily due to increases in commission and marketing expenses. Commissions increased primarily as a result of the increase in premiums. The increase in marketing expenses occurred primarily as a result of an increase in underwriting reports, travel expenses and salaries of territory managers. Commissions are paid to the independent agents based upon premium writings. The marketing expenses are primarily salaries, telephone and travel expenses of our territory managers who oversee the efforts of the agents within a geographical area. Their time is focused on the supervision, relationship management and support of existing agents and recruiting new agents, as well as actively soliciting new business from these agents. Accordingly, these costs vary with and are primarily related to the acquisition of new and renewal insurance policies. The ratio of Policy acquisition costs to Net premiums earned was 16.5% and 16.6% for the first quarter of 2009 and 2008, respectively.

Underwriting and operating expenses increased $164,000 (2%) in the first quarter of 2009 from the first quarter of 2008 primarily due to an increase in compensation expense. As a result, underwriting and operating expenses as a percent of Net premiums earned and Agency revenues were 16.3% and 17.0% for the first quarter of 2009 and 2008, respectively.

The decrease in interest expense of $345,000 (37)% is primarily due to the decline in the 3-month London Interbank Offered Rate for U.S. dollar deposits (“LIBOR”) in the first quarter of 2009 as compared to the first quarter of 2008.

Liquidity and Capital Resources

Parent Company

GAN provides administrative and financial services for its wholly owned subsidiaries. GAN needs cash during 2009 primarily for administrative expenses and interest on the Subordinated debentures and the Note payable. GAN has approximately $2.3 million in cash and marketable securities that can be used for general corporate purposes. Another source of cash to meet obligations is statutorily permitted dividend payments from its insurance subsidiary, which requires approval from the Texas Department of Insurance (see note 8 of Notes to Condensed Consolidated Financial Statements which appear in Item 1 of this Report). GAN believes the cash available from its cash and marketable securities, available dividends from its insurance subsidiary, if permitted, and dividends from its agency subsidiary should be sufficient to meet its expected obligations for 2009.

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

As a result of losses in prior years, as of March 31, 2009, the Company had net operating loss carryforwards for tax purposes aggregating $69,499,000. These net operating loss carryforwards of $8,328,000, $33,950,000, $13,687,000, $633,000, and $12,901,000, if not utilized, will expire in 2020, 2021, 2022, 2023 and 2027, respectively. As of March 31, 2009, the tax benefit of the net operating loss carryforwards is $23,630,000, which is calculated by applying the Federal statutory income tax rate of 34% against the net operating loss carryforwards of $69,499,000.

As of March 31, 2009 and December 31, 2008, the net deferred tax asset before valuation allowance was $33,029,000 and $32,397,000 and the valuation allowance was $29,165,000 and $29,905,000, respectively. The Company does not record a tax valuation allowance relating to the net unrealized losses on investments, excluding equity securities because it is more likely than not that these losses would reverse or be used in future periods. The Company has the ability and it is the Company’s intent to fully recover the principal, which could require the Company to hold these securities until their maturity; therefore, the Company considers the impairment to be temporary.

Subsidiaries, Principally Insurance Operations

The primary sources of the insurance subsidiary’s liquidity are funds generated from insurance premiums, net investment income and maturing investments. The short-term investments and cash are intended to provide adequate funds to pay claims without selling fixed maturity investments. At March 31, 2009, the insurance subsidiary held short-term investments and cash that the insurance subsidiary believes are adequate for the payment of claims and other short-term commitments.

With regard to liquidity, the average duration of the investment portfolio is approximately 2.2 years. The fair value of the investment portfolio at March 31, 2009 was $11,410,000 below amortized cost, before taxes (see notes 2 and 3 of Notes to Condensed Consolidated Financial Statements which appear in Item 1 of this Report). Various insurance departments of states in which the Company operates require the deposit of funds to protect policyholders within those states. At March 31, 2009 and December 31, 2008, the balance on deposit for the benefit of such policyholders totaled $5,470,000 and $5,447,000, respectively.

Net cash provided by operating activities remained relatively stable at $2,990,000 in the first quarter of 2009 versus $3,004,000 in the first quarter of 2008.

Investments and Cash decreased in the first quarter of 2009 primarily as a result of the decline in fair value of the investment securities. At March 31, 2009, 68% of the Company’s investments were rated investment grade. The average duration was approximately 2.2 years, including approximately 33% of the Investments that were held in Short-term investments. The Company classifies its bond securities as available for sale and trading. The net unrealized loss associated with the investment portfolio was $7,546,000 (net of tax effects) at March 31, 2009 (see note 2 of Notes to Condensed Consolidated Financial Statements which appear in Item 1 of this Report).

Premiums receivable increased primarily due to the increase in premium writings for the six months ended March 31, 2009 over the six months ended December 31, 2008. This balance is comprised primarily of premiums due from insureds. Most of the policies are written with a down payment and monthly payment terms of up to four months on six month policies. The Company recorded an allowance for doubtful accounts of $751,000 and $1,029,000 as of March 31, 2009 and December 31, 2008, respectively, which it considers adequate. The decrease in the allowance for doubtful accounts was due primarily to a decrease in over thirty day receivables.

Deferred policy acquisition costs are principally commissions, premium taxes, marketing expenses and some underwriting expenses which are deferred. The increase was primarily due to the increase in deferred commissions as a result of the increase in unearned premiums.

Deferred Federal income taxes include temporary differences and the tax asset from net operating loss carryforwards less a valuation allowance that fully reserves these two items, see “Liquidity and Capital Resources – Net Operating Loss Carryforwards.” The increase is primarily due to the increase in unrealized losses on investments, excluding common stocks.

Unpaid C & CAE increased primarily as a result of an increase in outstanding claims due to growth for the nonstandard personal automobile lines. As of March 31, 2009, the Company had $73,506,000 in net unpaid C & CAE (Unpaid C & CAE of $76,367,000 less Ceded unpaid C & CAE of $2,861,000). This amount represents management’s best estimate of the ultimate liabilities. The significant operational changes we have recently made in the nonstandard personal auto claims adjustment process and changing claims trends increase the uncertainties which exist in the estimation process and could lead to inaccurate estimates of claim and claim adjustment expense.

The reserve estimates were made by our in-house actuarial staff. An analysis provided by an independent actuarial firm was used to corroborate the reserve selections made by the in-house actuarial staff.

As of March 31, 2009 and December 31, 2008, in respect of its runoff lines, the Company had $6,377,000 and $7,118,000, respectively, in net unpaid C & CAE. Historically, the Company has experienced significant volatility in its reserve projections for its commercial lines. This volatility has been primarily attributable to its commercial automobile and general liability product lines. On February 7, 2002, the Company announced it had decided to discontinue writing commercial lines insurance due to continued adverse claims development and unprofitable results. The Company has been settling and reducing its remaining inventory of commercial claims; see Business Operations – “Discontinuance of Commercial Lines.” As of March 31, 2009 and December 31, 2008, 30 runoff claims remained. The average runoff claim reserve was approximately $213,000 per claim and $237,000 per claim at March 31, 2009 and December 31, 2008, respectively.

Unearned premiums increased primarily as a result of the increase in premium writings for the six months ended March 31, 2009 over the six months ended December 31, 2008.

Premiums payable, Commissions payable and Reinsurance balances payable all decreased primarily due to a fronting reinsurance arrangement that continues to decrease.

Accounts payable increased primarily due to increases in return premiums due policyholders, Florida hurricane assessments and bonuses payable based on production.

Cash overdraft is primarily comprised of outstanding claim checks. The increase is due to the increase in claim settlements during the first quarter of 2009 over the fourth quarter of 2008.

Accumulated deficit decreased due to the net income recorded during the first quarter of 2009.

Accumulated other comprehensive loss increased as a result of an increase in the unrealized losses on investments, which is a result of the activity in the credit markets.

The Company’s statutory capital exceeds the benchmark capital level under the Risk Based Capital formula for its insurance company. Risk Based Capital is a method for establishing the minimum amount of capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile.

Critical Accounting Policies

Item 7, included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2008, includes a description of the accounting policies and related estimates that we believe are the most critical to understanding our condensed consolidated financial statements, financial condition, and results of operations and cash flows, and which require complex management judgment and assumptions or involve uncertainties. These include, among other things, investments, deferred policy acquisition costs and policy acquisition costs, goodwill, unpaid claims and claim adjustment expenses and income taxes.

Information regarding other significant accounting policies is included in the notes to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2008 and to the notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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

These forward-looking statements reflect our current views, but they are based on assumptions and are subject to risks, uncertainties, and other variables which you should consider in making an investment decision, including, (a) current and future economic conditions and uncertainties and disruptions in financial markets that may materially and adversely affect our business, operations, capital and liquidity, (b) the unpredictability of governmental actions affecting financial institutions and other financial firms and/or rating agencies, (c) operational risks and other challenges associated with growth into new and unfamiliar markets and states, (d) adverse market conditions, including heightened competition, (e) factors considered by A.M. Best in the rating of our insurance subsidiary, and the acceptability of our current rating, or a future rating, to agents and customers, (f) the Company’s ability to adjust and settle its runoff business on terms consistent with our estimates and reserves, (g) the adoption or amendment of legislation and regulations, uncertainties in the outcome of litigation and adverse trends in litigation, (h) inherent uncertainty arising from the use of estimates and assumptions in decisions about pricing and reserves, (i) the effects on claims levels resulting from natural disasters and other adverse weather conditions, (j) the availability of reinsurance and our ability to collect reinsurance recoverables, (k) the availability and cost of capital, which may be required in order to implement the Company’s strategies, and (l) limitations on the our ability to use net operating loss carryforwards. Please refer to the Company’s recent SEC filings, including the Annual Report on Form 10-K for the year ended December 31, 2008, for information regarding Risk Factors that could affect the Company’s results.

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

During the quarter ended March 31, 2009, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6.	Exhibits

(a)	Exhibits

*3.1	Restated Articles of Incorporation of Registrant as filed with the Secretary of State of Texas on July 24, 1986 [Exhibit 3.1, filed in Registration Statement No. 33-7846 on Form S-1, effective November 6, 1986].

*3.2	Articles of Amendment to the Articles of Incorporation as filed with the Secretary of State of Texas on June 10, 1988 [Exhibit 3.2, filed in Registration Statement No. 33-25226 on Form S-1, effective November 14, 1988].

*3.3	Articles of Amendment to Articles of Incorporation as filed with the Secretary of State of Texas on August 13, 1993 [Exhibit 3.6, Form 10-K dated March 25, 1994].

*3.4	Articles of Amendment to Articles of Incorporation as filed with the Secretary of State of Texas on November 10, 2005 [Exhibit 3.8, Form 8-K filed November 16, 2005].

*3.5	Statement of Resolution Establishing and Designating Series A Convertible Preferred Stock of Registrant as filed with the Secretary of State of the State of Texas on October 1, 1999 [Exhibit 99.18, Form 8-K dated October 7, 1999].

*3.6	Articles of Amendment to the Statement of Resolution Establishing and Designating the Series A Convertible Preferred Stock of Registrant as filed with the Secretary of State of Texas on January 21, 2005 [Exhibit 4.1, Form 8-K filed January 24, 2005].

*3.7	Bylaws of Registrant as amended through August 11, 2005. [Exhibit 3.8, Form 8-K dated August 15, 2005].

*3.8	Section 8.01 of the Bylaws of GAINSCO, INC., as amended on August 29, 2007 [Exhibit 3.8, Form 8-K filed August 31, 2007].

*4.1	Form of Common Stock Certificate [Exhibit 4.6, Form 10-K dated March 28, 1997].

*4.2	Agreement dated August 26, 1994 appointing Continental Stock Transfer & Trust Company transfer agent and registrar [Exhibit 10.28, Form 10-K dated March 30, 1995].

*4.3	Series B Common Stock Purchase Warrant dated as of October 4, 1999 between Registrant and Goff Moore Strategic Partners, L.P. (“GMSP”) [Exhibit 99.20, Form 8-K filed October 7, 1999].

*4.4	First Amendment to Series B Common Stock Purchase Warrant dated as of March 23, 2001 between Registrant and GMSP [Exhibit 99.22, Form 8-K/A filed March 30, 2001].

*4.5	Second Amendment to Series B Common Stock Purchase Warrant dated as of January 21, 2005 between Registrant and GMSP [Exhibit 10.10, Form 8-K filed January 24, 2005].

*4.6	Securities Exchange Agreement dated as of August 27, 2004 between Registrant and GMSP [Exhibit 10.1, Form 8-K filed August 30, 2004].

11.1	Statement regarding Computation of Per Share Earnings (the required information is included in Note 9 of Notes to Condensed Consolidated Financial Statements included in this Report and no separate statement is, or is required to be, filed as an Exhibit).

31.1	Section 302 Certification of the Chief Executive Officer (certification required pursuant to Rule 13a-14(a) and 15d-14(a)) †.

31.2	Section 302 Certification of the Chief Financial Officer (certification required pursuant to Rule 13a-14(a) and 15d-14(a)) †.

32.1	Section 1350 Certification of the Chief Executive Officer (1).

32.2	Section 1350 Certification of the Chief Financial Officer (1).

*	-	Exhibit has previously been filed with the Commission as an exhibit in the filing designated in brackets and is incorporated herein by this reference. Registrant’s file number for reports filed under the Securities Exchange Act of 1934 is 1-9828.
†	-	Filed herewith.
(1)		Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the Registrant as well as in his capacity as Chief Financial Officer.

GAINSCO, INC.

Date: May 15, 2009	By:	/s/ Daniel J. Coots
Daniel J. Coots
Senior Vice President, Treasurer and Chief Financial Officer

INDEX OF EXHIBITS

Exhibit No.	Description
*3.1	Restated Articles of Incorporation of Registrant as filed with the Secretary of State of Texas on July 24, 1986 [Exhibit 3.1, filed in Registration Statement No. 33-7846 on Form S-1, effective November 6, 1986].

*3.2	Articles of Amendment to the Articles of Incorporation as filed with the Secretary of State of Texas on June 10, 1988 [Exhibit 3.2, filed in Registration Statement No. 33-25226 on Form S-1, effective November 14, 1988].

*3.3	Articles of Amendment to Articles of Incorporation as filed with the Secretary of State of Texas on August 13, 1993 [Exhibit 3.6, Form 10-K dated March 25, 1994].

*3.4	Articles of Amendment to Articles of Incorporation as filed with the Secretary of State of Texas on November 10, 2005 [Exhibit 3.8, Form 8-K filed November 16, 2005].

*3.5	Statement of Resolution Establishing and Designating Series A Convertible Preferred Stock of Registrant as filed with the Secretary of State of the State of Texas on October 1, 1999 [Exhibit 99.18, Form 8-K dated October 7, 1999].

*3.6	Articles of Amendment to the Statement of Resolution Establishing and Designating the Series A Convertible Preferred Stock of Registrant as filed with the Secretary of State of Texas on January 21, 2005 [Exhibit 4.1, Form 8-K filed January 24, 2005].

*3.7	Bylaws of Registrant as amended through August 11, 2005. [Exhibit 3.8, Form 8-K dated August 15, 2005].

*3.8	Section 8.01 of the Bylaws of GAINSCO, INC., as amended on August 29, 2007 [Exhibit 3.8, Form 8-K filed August 31, 2007].

*4.1	Form of Common Stock Certificate [Exhibit 4.6, Form 10-K dated March 28, 1997].

*4.2	Agreement dated August 26, 1994 appointing Continental Stock Transfer & Trust Company transfer agent and registrar [Exhibit 10.28, Form 10-K dated March 30, 1995].

*4.3	Series B Common Stock Purchase Warrant dated as of October 4, 1999 between Registrant and Goff Moore Strategic Partners, L.P. (“GMSP”) [Exhibit 99.20, Form 8-K filed October 7, 1999].

*4.4	First Amendment to Series B Common Stock Purchase Warrant dated as of March 23, 2001 between Registrant and GMSP [Exhibit 99.22, Form 8-K/A filed March 30, 2001].

*4.5	Second Amendment to Series B Common Stock Purchase Warrant dated as of January 21, 2005 between Registrant and GMSP [Exhibit 10.10, Form 8-K filed January 24, 2005].

*4.6	Securities Exchange Agreement dated as of August 27, 2004 between Registrant and GMSP [Exhibit 10.1, Form 8-K filed August 30, 2004].

11.1	Statement regarding Computation of Per Share Earnings (the required information is included in Note 9 of Notes to Condensed Consolidated Financial Statements included in this Report and no separate statement is, or is required to be, filed as an Exhibit).

31.1	Section 302 Certification of the Chief Executive Officer (certification required pursuant to Rule 13a-14(a) and 15d-14(a)) †.

31.2	Section 302 Certification of the Chief Financial Officer (certification required pursuant to Rule 13a-14(a) and 15d-14(a)) †.

32.1	Section 1350 Certification of the Chief Executive Officer (1).

32.2	Section 1350 Certification of the Chief Financial Officer (1).

*	-	Exhibit has previously been filed with the Commission as an exhibit in the filing designated in brackets and is incorporated herein by this reference. Registrant’s file number for reports filed under the Securities Exchange Act of 1934 is 1-9828.
†	-	Filed herewith.
(1)		Furnished herewith.