Form 10-Q
period 2009-06-30
GAINSCO INC
filed 2009-08-14
CIK 786344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report under Section 13 or 15(d) of the

Securities Exchange Act of 1934

For Quarter Ended June 30, 2009

Commission File Number 1-9828

GAINSCO, INC.

(Exact name of registrant as specified in its charter)

Texas	75-1617013
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3333 Lee Parkway, Suite 1200, Dallas, Texas	75219
(Address of principal executive offices)	(Zip Code)

(972) 629-4301

Registrant’s telephone number, including area code

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of the Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 7, 2009 there were 4,785,398 shares of the registrant’s Common Stock ($.10 par value) outstanding.

GAINSCO, INC. AND SUBSIDIARIES

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets as of June 30, 2009 (unaudited) and December 31, 2008	1

	Condensed Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2009 and 2008 (unaudited)	3

	Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the Six Months Ended June 30, 2009 (unaudited) and the Twelve Months Ended December 31, 2008	4

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June, 2009 and 2008 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements June 30, 2009 and 2008 (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	46

Item 4.	Controls and Procedures	47

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	48

Item 1A.	Risk Factors	48

Item 4.	Submission Of Matters To A Vote Of Security Holders	49

Item 6.	Exhibits	50

SIGNATURE		51

(i)

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

GAINSCO, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data)

	June 30, 2009 (unaudited)	December 31, 2008
Assets
Investments (notes 2 and 3)
Bonds, available for sale – at fair value (amortized cost: $137,448 – 2009, $109,879 – 2008)	$135,270	103,800
Bonds, trading – at fair value (cost: $387 – 2009)	387	—
Preferred stocks – at fair value (cost: $4,451 – 2009 and 2008)	3,566	3,219
Common stocks, available for sale – at fair value (cost: $278 – 2009 and 2008)	304	277
Common stocks, trading – at fair value (cost: $63 – 2009)	63	—
Certificates of deposit – at fair value (amortized cost: $255 – 2009 and 2008)	255	255
Other long-term investments – at cost which approximates fair value	1,850	1,850
Short-term investments – at fair value (amortized cost: $43,513 – 2009, $65,820 – 2008)	43,531	65,801

Total investments	185,226	175,202
Cash	1,969	1,373
Accrued investment income	1,649	1,221
Premiums receivable (net of allowance for doubtful accounts: $916 – 2009, $1,029 – 2008)	42,649	39,836
Reinsurance balances receivable (net of allowance for doubtful accounts: $132 – 2009 and 2008)	953	1,238
Ceded unpaid claims and claim adjustment expenses (note 8)	2,281	2,405
Deferred policy acquisition costs	8,199	7,850
Property and equipment (net of accumulated depreciation: $7,737 – 2009, $6,915 – 2008)	2,476	2,936
Current Federal income taxes (note 1)	1	26
Deferred Federal income taxes (net of valuation allowance: $28,643 – 2009, $29,905 – 2008) (note 1)	1,035	2,492
Funds held under reinsurance agreements	743	381
Other assets	3,368	3,914
Goodwill	609	609

Total assets	$251,158	239,483

(continued)

GAINSCO, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data)

	June 30, 2009 (unaudited)	December 31, 2008
Liabilities and Shareholders’ Equity
Liabilities:
Unpaid claims and claim adjustment expenses (note 1)	$76,596	75,482
Unearned premiums	51,818	48,482
Premiums payable	486	784
Commissions payable	941	1,473
Accounts payable	4,739	4,107
Reinsurance balances payable	462	718
Note payable (note 6)	900	900
Subordinated debentures (note 7)	43,000	43,000
Other liabilities	1,838	2,274
Cash overdraft	8,392	6,916

Total liabilities	189,172	184,136

Shareholders’ Equity (notes 9 and 11):
Common stock ($.10 par value, 12,500,000 shares authorized, 5,039,432 shares issued and 4,785,398 shares outstanding at June 30, 2009, and 5,039,549 shares issued and 4,786,820 shares outstanding at December 31, 2008*)	504	2,519
Additional paid-in capital	153,889	151,740
Accumulated deficit	(86,270)	(89,940)
Accumulated other comprehensive loss (note 4 and 5)	(1,995)	(4,839)
Treasury stock, at cost (254,034 and 252,729 shares at June 30, 2009 and December 31, 2008*) (note 1)	(4,142)	(4,133)

Total shareholders’ equity	61,896	55,347

Commitments and contingencies (notes 1, 6, 7, 8, 11, 13 and 14)
Total liabilities and shareholders’ equity	$251,158	239,483

*	share amounts retroactively adjusted for a one-for-five reverse stock split

See accompanying notes to unaudited condensed consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenues:

Net premiums earned (note 8)	$48,141	44,577	94,140	87,917
Net investment income	1,658	1,795	3,355	3,929
Realized investment (losses) gains (notes 2 and 3), net:
Other-than-temporary impairment losses	(46)	—	(2,555)
Other-than-temporary impairment losses transferred to Other comprehensive loss	—	—	2,361	—
Other realized investment gains (losses), net	784	(42)	703	39

Total realized investment gains (losses), net	738	(42)	509	39

Agency revenues	3,383	3,193	6,584	6,178
Other income (expense), net	2	8	(23)	34

Total revenues	53,922	49,531	104,565	98,097

Expenses:

Claims and claims adjustment expenses (notes 1 and 8)	35,451	32,049	67,812	64,465
Policy acquisition costs	7,991	7,854	15,569	15,031
Underwriting and operating expenses	8,299	7,977	16,318	15,832
Interest expense (notes 6 and 7)	550	730	1,144	1,669

Total expenses	52,291	48,610	100,843	96,997

Income before Federal income taxes	1,631	921	3,722	1,100

Federal income taxes (note 1):
Current expense (benefit)	19	(46)	63	(34)

Total tax expense (benefit)	19	(46)	63	(34)

Net income	$1,612	967	3,659	1,134

Income per common share (notes 1, 9 and 10):
Basic	$.34	.20	.76	.23

Diluted	$.34	.20	.76	.23

Weighted average common shares outstanding (notes 9 and 10):
Basic	4,786	4,915	4,786	4,941

Diluted	4,786	4,915	4,786	4,941

See notes to unaudited condensed consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)

(Amounts in thousands)

	Six months ended June 30, 2009 (unaudited)		Twelve months ended December 31, 2008
Common stock:
Balance at beginning of period	$2,519		2,512
Issuance of restricted common stock	—		7
Reverse stock split	(2,015)		—

Balance at end of period	$504		2,519

Additional paid-in capital:
Balance at beginning of period	$151,740		151,451
Issuance of restricted common stock	—		(7)
Reverse stock split	2,015		—
Compensation expense accrual related to restricted stock	107		152
Compensation expense accrual related to restricted stock units (note 11)	27		144

Balance at end of period	$153,889		151,740

Accumulated deficit:
Balance at beginning of period	$(89,940)		(86,490)

Cumulative impact of adoption of FSP FAS 115-2 and FAS 124-2, net of tax (note 5)	11		—
Net income (loss)	3,659	$3,659	(3,450)	(3,450)

Balance at end of period	$(86,270)		(89,940)

Accumulated other comprehensive loss (notes 4 and 5):
Balance at beginning of period	$(4,839)		(489)
Cumulative impact of adoption of FSP FAS 115-2 and FAS 124-2, net of tax	(11)		—
Other comprehensive income (loss)	2,855	2,855	(4,350)	(4,350)

Comprehensive income (loss)		$6,514		(7,800)

Balance at end of period	$(1,995)		(4,839)

(continued)

GAINSCO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)

(Amounts in thousands)

	Six months ended June 30, 2009 (unaudited)	Twelve months ended December 31, 2008
Treasury stock (note 9):
Balance at beginning of period	$(4,133)	(947)
Purchase of treasury stock	(9)	(3,186)

Balance at end of period	$(4,142)	(4,133)

Total shareholders’ equity at end of period	$61,986	55,347

See accompanying notes to unaudited condensed consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands, except per share data)

	Six months ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$3,659	1,134
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,036	776
Other-than-temporary impairment losses	194	—
Non-cash compensation expense	134	126
Realized gains (excluding other-than-impairments losses)	(675)	(39)
Realized gains on trading securities	(28)	—
Change in operating assets and liabilities:
Accrued investment income	(428)	90
Premiums receivable	(2,813)	(575)
Reinsurance balances receivable	285	(40)
Ceded unpaid claims and claim adjustment expenses	124	4,464
Deferred policy acquisition costs	(349)	(12)
Funds held under reinsurance agreements	(362)	59
Other assets	510	(45)
Unpaid claims and claim adjustment expenses	1,114	(1,763)
Unearned premiums	3,336	3,198
Premiums payable	(298)	(1,259)
Commissions payable	(532)	(416)
Accounts payable	632	364
Reinsurance balances payable	(256)	(865)
Other liabilities	(436)	1,149
Current Federal income taxes	25	(34)

Net cash provided by operating activities	$4,872	6,312

(continued)

GAINSCO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands, except per share data)

	Six months ended June 30,
	2009	2008
Cash flows from investing activities:
Bonds available for sale:
Sold	$26,719	20,274
Matured	8,000	19,190
Purchased	(61,765)	(33,027)
Bonds trading purchased	(309)	—
Preferred stocks sold	162	—
Preferred stocks purchased	(268)	(975)
Common stocks sold	—	68
Common stocks trading sold	155	—
Common stocks trading purchased	(289)	—
Other long-term investments purchased	—	(2,000)
Net change in short term investments	22,213	(5,247)
Property and equipment purchased	(361)	(1,034)

Net cash used for investing activities	(5,743)	(2,751)

Cash flows from financing activities:
Principal repayment	—	(200)
Treasury stock cancelled (purchased)	(9)	(2,340)
Net change in cash overdraft	1,476	(175)

Net cash provided by (used for) financing activities	1,467	(2,715)

Net increase in cash	596	846
Cash at beginning of period	1,373	1,722

Cash at end of period	$1,969	2,568

Supplemental disclosure of cash flow information:

$1,186 and $1,732 in interest was paid during the six months ended June 30, 2009 and 2008, respectively (notes 6 and 7).

$40 in Federal income tax payments were made during the six months ended June 30, 2009 (note 1).

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

See note 9 Shareholders’ Equity regarding a one-for-five reverse stock split that became effective in June of 2009.

The condensed consolidated financial statements included herein have been prepared by GAINSCO, INC. and are unaudited, except for the balance sheet at December 31, 2008, which has been derived from audited consolidated financial statements at that date on the basis of accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the unaudited condensed consolidated interim financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position as of June 30, 2009, the results of operations for each of the three and six months periods ended June 30, 2009 and 2008, and the cash flows for each of the three and six month periods ended June 30, 2009 and 2008. In addition, operating results for the three and six months ended June 30, 2009 is not necessarily indicative of results that may be expected for the year ending December 31, 2009.

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

The Company’s nonstandard personal auto products are primarily aligned with customers seeking to purchase basic coverage and limits of liability required by statutory requirements, or slightly higher. Our products include coverage for third party liability, for bodily injury and physical damage, as well as collision and comprehensive coverage for theft, physical damage and other perils for an insured’s vehicle. Within this context, we offer our product to a wide range of customers who present varying degrees of potential risk to the Company, and we strive to price our product to reflect this range of risk accordingly, in order to earn an underwriting profit. Simultaneously, when actuarially prudent, we attempt to position our product price to be competitive with other companies offering similar products to optimize our likelihood of securing our targeted customers. We offer flexible premium down payment, installment payment, late payment, and policy reinstatement plans that we believe help us secure new customers and retain exiting customers, while generating an additional source of income from fees that we charge for those services. We primarily write six-month policies in Arizona, Florida, Georgia, Nevada and New Mexico and both one month and six month policies in Texas, with one year policies in California and both six month and one year policies in South Carolina. The terms of policies we are permitted to offer varies in the states in which we operate.

GAN expects to use cash during the next twelve months primarily for: (1) interest on the Note payable and Subordinated debentures, (2) administrative expenses, and (3) investments. The primary sources of cash to meet these obligations are assets held by GAN and dividends from its subsidiaries.

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

As of June 30, 2009, the Company had $74,315,000 in net unpaid claims and claim adjustment expenses (“C & CAE”) (Unpaid C & CAE of $76,596,000 less Ceded unpaid C & CAE of $2,281,000). This amount represents management’s best estimate of the ultimate liabilities. Significant changes in claims trends resulting from adverse economic conditions increase the uncertainties which exist in the estimation process and could lead to inaccurate estimates of claim and claim adjustment expense.

(d)	Federal Income Taxes

The Company and its subsidiaries file a consolidated Federal income tax return. Deferred income tax items are accounted for under the “asset and liability” method which provides for temporary differences between the reported earnings for financial statement purposes and for tax purposes, primarily deferred policy acquisition costs, the discount on unpaid claims and claim adjustment expenses, net operating loss carryforwards and the nondeductible portion of the change in unearned premiums. The Company made $40,000 in Federal income tax payments for the three and six months ended June 30, 2009. The Company did not make any Federal income tax payments for the three and months ended June 30, 2008.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of June 30, 2009, the Company has net operating loss carryforwards for tax purposes aggregating $68,494,000. These net operating loss carryforwards of $7,323,000, $33,950,000, $13,687,000, $633,000 and $12,901,000, if not utilized, will expire in 2020, 2021, 2022, 2023 and 2027, respectively. As of June 30, 2009, the tax benefit of the net operating loss carryforwards was $23,288,000, which is calculated by applying the Federal statutory income tax rate of 34% against the net operating loss carryforwards of $68,494,000.

The Company currently has a full valuation allowance for the tax benefit from its net operating loss carryforwards. The Financial Accounting Standards Board (“FASB”) Statement No. 109, “Accounting for Income Taxes,” requires positive evidence, such as taxable income over the most recent three-year period and other available objective and subjective evidence, for management to conclude that it is “more likely than not” that a portion or all of the deferred tax assets will be realized. While both objective and subjective evidence are considered, it is the Company’s understanding that objective evidence should generally be given more weight in the analysis under Statement No. 109. In making the determination, the Company considered all available evidence, including the fact that the Company incurred a cumulative taxable loss for the three years ended June 30, 2009. The Company does not record a tax valuation allowance relating to the net unrealized losses on investments, excluding stocks, because it is more likely than not that these losses would reverse or be utilized in future periods. The Company has the ability and it is the Company’s intent to fully recover the principal, which could require the Company to hold these securities until their maturity; therefore, the Company considers the impairment to be temporary.

The Company adopted the provisions of FASB Interpretation (“FIN”) No. 48 on January 1, 2007. As a result, the Company recognized no additional liability or reduction in deferred tax asset for uncertain tax benefits. The Company has evaluated the tax contingencies in accordance with FIN No. 48. At June 30, 2009, the Company did not have any uncertain tax positions. The Company is subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for 2005 and subsequent years.

(e)	Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, receivables, payables and debt instruments. The carrying values of these financial instruments approximate their respective fair values as they are either short-term in nature or carry interest rates which approximate market rates.

(f)	Earnings Per Share

Earnings per share (“EPS”) for the three and six months ended June 30, 2009 and 2008 is based on a weighted average of the number of common shares outstanding during each year, retroactively adjusted for a one-for-five reverse stock split in June 2009 (see note 9). Basic and diluted EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Common stock equivalents related to stock options are excluded from the diluted EPS calculation if their effect would be anti-dilutive to EPS.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(g)	Treasury Stock

The Company records treasury stock in accordance with the “cost method” described in Accounting Principles Board Opinion 6. The Company held 254,034 and 252,729 shares of common stock as treasury stock at June 30, 2009 and December 31, 2008, respectively, (see note 9).

(h)	Share-Based Compensation

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

(i)	Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162.” SFAS No. 168 establishes the FASB Accounting Standards Codification as the single source of authoritative accounting principles in the preparation of financial statements in conformity with GAAP. SFAS No. 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for periods ending after September 15, 2009 and we do not expect the adoption to have a material impact, if any, on our condensed consolidated financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 sets forth general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have a material impact on our condensed consolidated financial condition or results of operations. We evaluated subsequent events until the issuance of the condensed consolidated financial statements which occurred on August 14, 2009.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In April 2009, the FASB issued the following three Staff Positions (“FSP’s”):

•

FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FASB 157-4”). The FSP supercedes FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” FSP FAS 157-4 provides additional guidance on: 1) estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to the normal market activity for the asset or liability, and 2) identifying transactions that are not orderly. FSP FAS 157-4 must be applied prospectively and retrospective application is not permitted. FSP FAS 157-4 is effective for interim and annual periods after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 subject to also early adoption of FSP FAS 115-2 and FAS 124-2; see below. See note 3 for the application of FSP FAS 157-4 and further details regarding fair value measurement of the Company’s financial assets as of June 30, 2009.

•

FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). The Company early adopted this guidance for the first quarter of 2009. This FSP provides new guidance on the recognition and presentation of an other-than-temporary impairments (“OTTI”) for available for sale and held to maturity debt securities (equities are excluded). An impaired security is not recognized as an OTTI impairment if management does not intend to sell the impaired security and it is more likely than not it will not be required to sell the security before the recovery of its amortized costs basis. If management concludes a security is other-than-temporarily impaired, the FSP requires that the difference between the fair value and the amortized cost of the security to be presented as an OTTI charge in the Condensed Consolidated Statements of Operations, with an offset for any noncredit-related loss component of the OTTI charge to be recognized in other comprehensive loss. Accordingly, only the credit loss component of the OTTI amount will have an impact on the Company’s results of operations. For all debt securities in unrealized loss positions that do not meet either of the two requirements, FSP FAS 115-2 and FAS 124-2 requires the that the Company analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the debt security prior to impairment.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Under FSP FAS 115-2 and FAS 124-2, when an OTTI of a debt security has occurred, the amount of the OTTI recognized in earnings depends on whether the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis. If the debt security meets either of these two criteria, the OTTI recognized in earnings is equal to the entire difference between the security’s amortized cost basis and its fair value at the impairment measurement date. For OTTI of debt securities that do not meet either of the two criteria, the net amount recognized in earnings is equal to the difference between the amortized cost of the debt security and its net present value calculated as described above. Any difference between the fair value and the net present value of the debt security at the impairment measurement date is recorded in “Other comprehensive loss.” Unrealized gains or losses on securities for which an OTTI has been recognized in earnings is tracked as a separate component of “Accumulated other comprehensive loss.” Prior to the adoption of FSP FAS 115-2 and FAS 124-2, an OTTI recognized in earnings for debt securities was equal to the total difference between amortized cost and fair value at the time of impairment. The FSP also requires extensive new interim and annual disclosure for both fixed maturities and equities to provide further disaggregating information as well as information about how the credit loss component of the OTTI charge was determined and requiring a roll forward of such amount for each reporting period. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 subject to also early adoption of FSP FAS 157-4; see above. See notes 2, 4 and 5 for the application of FSP FAS 115-2 and FAS 124-2 and further details regarding fair value measurement of the Company’s financial assets as of June 30, 2009.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“No. 141(R)”). SFAS No. 141(R) changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, disallowing the capitalization of transaction costs and changes when restructurings related to acquisitions can be recognized. SFAS No. 141(R)applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will adopt SFAS No. 141(R)for acquisitions consummated after its effective date and for deferred tax adjustments for acquisitions, if any, completed before its effective date.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of Statement No. 115.” SFAS No. 159 permits a company to choose, at specified election dates, to measure at fair value certain eligible financial assets and liabilities that are not currently required to be measured at fair value. The specified election dates include, but are not limited to, the date when an entity first recognizes the item, when an entity enters into a firm commitment or when changes in the financial instrument causes it to no longer qualify for fair value accounting under a different accounting standard. An entity may elect the fair value option for eligible items that exist at the effective date. At that date, the difference between the carrying amounts and the fair values of eligible items for which the fair value option is elected should be recognized as a cumulative effect adjustment to the opening balance of retained earnings. The fair value option may be elected for each entire financial instrument, but need not be applied to all similar instruments. Once the fair value option has been elected, it is irrevocable. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. SFAS No. 159 is effective as of the beginning of fiscal years that begin after November 15, 2007. Upon our adoption and subsequent to that date of SFAS No. 159 effective January 1, 2008, we elected not to fair value financial instruments and certain other items under SFAS No. 159. Therefore, SFAS No. 159had no impact on our consolidated financial position, results of operations or financial condition.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Effective January 1, 2008, the Company adopted SFAS No. 157, entitled “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements, for all of its financial assets and liabilities. The statement does not require new fair value measurements, but emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability and provides guidance on how to measure fair value by providing a fair value hierarchy for classification of financial assets or liabilities based upon measurement inputs. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued Staff Position 157-1, “Applications of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purpose of Lease Classification or Measurement under Statement 13” (“FSP 157-1”) which removes leasing transactions from the scope of SFAS No. 157. FSP 157-1 is effective upon adoption of SFAS No. 157. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring bases, at least annually to fiscal years beginning after November 15, 2008. Any amounts recognized upon adoption as a cumulative effect will be recorded to the opening balance of accumulated deficit in the year of adoption. The Company adopted the provisions of SFAS No. 157 as they relate to non-financial assets and liabilities on January 1, 2009. The adoption of SFAS No. 157 did not have a material impact on the Company’s results of operations or financial position. See note 3 for the application of SFAS No. 157 and further details regarding fair value measurement of the Company’s financial assets as of June 30, 2009.

All other Standards and Interpretations of those Standards issued during the first six months of 2009 did not relate to accounting policies and procedures pertinent to the Company at this time.

(j)	Reclassifications

Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current period presentation. Previously, $4,562,000 was presented in Preferred stocks at December 31, 2008 and has been reclassified to Bonds available for sale as of June 30, 2009. This reclassification had no effect on total assets, total liabilities, total shareholders’ equity, net loss or net cash used for operating activities as previously reported.

(2)	Investments

The net unrealized losses on investments at June 30, 2009 and December 31, 2008 are set forth in the following table:

	June 30, 2009		December 31, 2008
	(Amounts in thousands)
Investments:	Balance	% of Equity	Balance	% of Equity
Unrealized loss	$(3,019)	(4.87)%	(7,331)	(13.24)%
Deferred tax benefit	1,035	1.67%	2,493	4.50%

Net unrealized loss	$(1,984)	(3.20)%	(4,838)	(8.74)%

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The following schedules summarize the amortized cost and estimated fair values of investments in our investment portfolio:

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other-than- temporary impairments in AOCI (1)
	(Amounts in thousands)
Bonds, available for sale:
U.S. Treasury	$5,168	72	(31)	5,209	—
U.S. government agencies	2,500	—	(18)	2,482	—
Corporate bonds	77,558	2,117	(1,261)	78,414	—
Asset backed	12,388	154	(179)	12,363	—
Mortgage backed	39,834	727	(3,759)	36,802	(1,948)
Bonds, trading	387	—	—	387	—
Preferred stocks	4,451	10	(895)	3,566	—
Common stocks, available for sale	278	26	—	304	—
Common stocks, trading	63	—	—	63	—
Certificates of deposit	255	—	—	255	—
Other long-term investments	1,850	—	—	1,850	—
Short-term investments	43,513	26	(8)	43,531	—

Total investments	$188,245	3,132	(6,151)	185,226	(1,948)

(1)    Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive loss,” or “AOCI,” which, from January 1, 2009, were not included in earnings under FSP FAS 115-2 and FAS 124-2.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Amounts in thousands)
Bonds, available for sale:
U.S. Treasury	$5,179	111	(46)	5,244
U.S. government agencies	2,998	13	—	3,011
Corporate bonds	53,300	610	(1,831)	52,079
Asset backed	11,909	18	(292)	11,635
Mortgage backed	36,493	442	(5,104)	31,831
Preferred stocks	4,451	1	(1,233)	3,219
Common stocks, available for sale	278	—	(1)	277
Certificates of deposit	255	—	—	255
Other long-term investments	1,850	—	—	1,850
Short-term investments	65,820	8	(27)	65,801

Total investments	$182,533	1,203	(8,534)	175,202

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

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

At June 30, 2009, the Company had gross unrealized losses of $6,151,000 on investment securities. In addition, included in the gross unrealized losses are securities that the Company determined had other-than-temporary impairments in accordance with FSP FAS 115-2 and FAS 124-2. Accordingly, the Company bifurcated these impairments between credit and non-credit impairments. As identified in the Condensed Consolidated Statements of Operations, the Company had non-credit impairments of $2,361,000 on securities considered to be impaired as of June 30, 2009. As of December 31, 2008, the Company had gross unrealized losses of $8,534,000 on investment securities. The decrease in unrealized losses was primarily attributable to improvements in the credit markets. The Company reviewed all previously-recorded other-than-temporary impairments of securities to develop an estimate of the portion of such impairments that were not due to credit. The cumulative effect of adopting FSP FAS 115-2 and FAS 124-2 was to credit Accumulated deficit as of January 1, 2009 by $11,000 with a corresponding charge to Accumulated other comprehensive loss; see note 5 for further discussion.

The following schedules summarize the gross unrealized losses showing the length of time that investments have been continuously in an unrealized loss position:

	June 30, 2009
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts in thousands)
U.S. Treasury	$—	—	1,631	31	1,631	31
U.S. government agencies	1,982	18	—	—	1,982	18
Corporate bonds	11,624	348	6,314	913	17,938	1,261
Asset backed	—	—	1,590	179	1,590	179
Mortgage backed	3,402	14	9,920	3,745	13,322	3,759
Preferred stocks	780	195	775	700	1,555	895
Short-term investments	6,378	8	—	—	6,378	8

Total temporarily impaired securities	$24,166	583	20,230	5,568	44,396	6,151

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	December 31, 2008
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts in thousands)
U.S. Treasury	$1,624	46	—	—	1,624	46
Corporate bonds	20,764	929	1,877	902	22,641	1,831
Asset backed	10,127	292	—	—	10,127	292
Mortgage backed	8,380	922	6,637	4,182	15,017	5,104
Preferred stocks	3,017	958	200	275	3,217	1,233
Common stocks, available for sale	116	1	—	—	116	1
Short-term investments	5,832	27	—	—	5,832	27

Total temporarily impaired securities	$49,860	3,175	8,714	5,359	58,574	8,534

At June 30, 2009 and December 31, 2008, approximately 89% and 91%, respectively, of the unrealized gross losses were with issuers rated as investment grade by Standard and Poor’s (S&P). The decline in the market value is primarily related to the disruption and lack of liquidity in the markets in which these securities trade, along with credit risk aversion by investors. Other important factors include (i) the slowing of prepayments in mortgage and asset backed securities and (ii) the significant decline in the 3 month London Interbank Offered Rate for U.S. dollar deposits (“LIBOR”) for securities with floating rate coupons since the purchase of these assets. At this time based upon information currently available, the Company has the ability and it is the Company’s intent to fully recover the principal, which could require the Company to hold these securities until their maturity; therefore, the Company considers the impairment to be temporary.

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

At December 31, 2008, the Company had $8,385,000 in nonprime collateralized mortgage obligations (Alt-A securities) with S&P ratings of 20% AAA, 7% AA+ and 73% B. At June 30, 2009, the Company had $7,962,000 in Alt-A securities with S&P ratings of 23% AAA, 5% AA+, 41% B and 31% CCC. The cost and fair value of these investments were $7,715,000 and $5,192,000, respectively, at June 30, 2009 compared to $8,342,000 and $5,366,000, respectively, at December 31, 2008.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

One security, with book value of $1,662,000 and $1,919,000, and a market value $1,236,000 and $995,000, at June 30, 2009 and December 31, 2008, respectively, is dependent on the continued claims paying ability of its financial guarantor (MBIA) in order for the Company not to sustain any loss of principal or interest. MBIA is rated BBB (S&P). We believe that the probable outcome is that principal and interest will be paid in full and, accordingly, the impairment on that security is considered temporary.

During 2008, the Company invested $1,850,000 in a limited partnership that will provide first lien commercial real estate loans, which will typically not exceed two years, for real estate investors and developers seeking to acquire and develop real estate in Texas. The Company has classified this investment as Other long-term investments.

Proceeds from the sale of bond securities approximated $13,404,000 and $6,307,000, including $9,430,000 and $5,018,000 in principal pay downs for the three months ended June 30, 2009 and 2008, respectively. Proceeds from sale of bond securities approximated $26,719,000 and $20,274,000, including $22,631,000 and $14,352,000 in principal pay downs for the six months ended June 30, 2009 and 2008, respectively.

Realized gains and losses on investments for the three months and six months ended June 30, 2009 and 2008 are presented in the following table:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(Amounts in thousands)
Realized gains:
Bonds, available for sale	$708	50	$827	131
Bonds, trading	172	—	172	—
Preferred stocks	—	—	2	—

Total realized gains	880	50	1,001	131

Realized losses:
Bonds, available for sale	—	(87)	—	(87)
Bonds, trading	—	—	(94)	—
Preferred stocks	—	—	(108)	—
Common stocks, available for sale	—	(5)	—	(5)
Common stocks, trading	(72)	—	(72)	—
Short-term investments	(24)	—	(24)	—

Total realized losses	(96)	(92)	(298)	(92)

Other-than-temporary impairment losses	(46)	—	(194)	—

Total realized investment gains (losses), net	$738	(42)	$509	39

During the three months and six months ended June 30, 2009, the Company wrote down $46,000 and $194,000 in securities that were determined to have had an other-than-temporary decline in fair value. The Company recorded $2,555,000 related to write downs for other-than-temporary declines in fair value of various investments of which $2,361,000 of the other-than-temporary impairment was recognized in other comprehensive loss at June 30, 2009.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As discussed in note 1, a portion of certain OTTI losses on debt securities are recognized in “Other comprehensive income (loss)” (“OCI”). The net amount recognized in earnings (“credit loss impairments”) represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between fair value and amortized cost is recognized in OCI. The following table sets forth the amount of credit loss impairments on debt securities held by the Company as of June 30, 2009, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts.

Credit losses recognized in earnings on debt securities held by the Company for which a portion of the OTTI loss was recognized in OCI

(Amounts in thousands)
Balance, December 31, 2008	$—
Credit losses remaining in accumulated deficit related to adoption of FSP 115-2 and FAS 124-2	5,337
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	—
Credit loss impairments previously recognized on securities impaired to fair value during the period (1)	—
Credit loss impairments recognized in the current period on securities not previously impaired	194
Additional credit loss impairments recognized in the current period on securities previously impaired	—
Increases due to the passage of time on previously recorded credit losses	—

Balance, June 30, 2009	$5,531

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

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

All broker-dealer quotations obtained are non-binding. For short-term investments classified as Level 1 and Level 2, the Company uses prices provided by independent pricing services. The preferred stocks classified as Level 3 are all auction rate preferred shares, and the Company uses broker-dealer quotes which are non-binding, or internal valuations based on the value of the underlying collateral.

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

All of the Company’s Level 1 and Level 2 invested assets held at June 30, 2009 were priced using either independent pricing services or available market prices to determine fair value. The Company classifies such instruments in active markets as Level 1 and those not in active markets as Level 2. The Preferred stocks in Level 3 were auction preferred instruments and were classified in Level 3 because the market in which they trade remains very inactive. The Corporate bonds in Level 3 are private placements which rarely trade and the issuers have no other debt outstanding to provide a valuation benchmark.

The following table presents the fair value measurements for each major category of assets by SFAS No. 157 hierarchy level at June 30, 2009:

	June 30, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Amounts in thousands)
Assets:
U.S. Treasury	$5,209	5,209	—	—
U.S. government agencies	2,482	—	2,482	—
Corporate bonds	78,414	5,863	70,451	2,100
Asset backed	12,363	—	12,363	—
Mortgage backed	36,802	—	27,948	8,854

Total available-for-sale securities	135,270	11,072	113,244	10,954
Bonds, trading	387	387	—	—
Preferred stocks	3,566	289	—	3,277
Common stocks, available for sale	304	304	—	—
Common stocks, trading	63	63	—	—
Certificates of deposit	255	255	—	—
Short-term investments	43,531	27,083	16,448	—

Total invested assets	$183,376	39,453	129,692	14,231

Percent of Total	100%	21%	71%	8%

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The changes in Level 3 assets measured at fair value on a recurring basis for the first quarter ended June 30, 2009 are summarized below (amounts in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Auction Preferred
(Amounts in thousands)
Balance at January 1, 2009	$12,797
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	(194)
Included in other comprehensive income	760
Purchases, issuances, and settlements	—
Transfers in and/or out of Level 3	868

Balance at June 30, 2009	$14,231

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

The Company wrote down $194,000 in Alt-A securities (Level 3) for the six months ended June 30, 2009 that were determined to have had an other-than-temporary credit related impairment charge.

Certain financial instruments and all non-financial instruments are not required to be disclosed. Therefore, the aggregate fair value amounts presented do not purport to represent our underlying value.

(4)	Comprehensive Income (loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes net unrealized investment losses, net of deferred income taxes. The table below provides information about comprehensive income (loss) for the quarter ended June 30, 2009 and the year ended December 31, 2008 (amounts in thousands):

	2009	2008
Decrease (increase) in unrealized investment losses during the period	$4,118	(12,261)
Less: Other-than-temporary impairment losses recognized in earnings	(194)	(5,671)

Increase (decrease) in net unrealized investment losses during the period	4,312	(6,590)
Deferred Federal income tax expense (benefit)	1,457	(2,240)

Other comprehensive income (loss)	2,855	(4,350)

Net income (loss)	3,659	(3,450)

Comprehensive income (loss)	$6,514	(7,800)

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table provides accumulated balances related to each component of accumulated other comprehensive loss at June 30, 2009:

	Unrealized (Loss) Gain on Non-Impaired Securities	Unrealized Loss on Impaired Securities	Deferred Federal Income Tax	Total
Accumulated other comprehensive loss, beginning of period	$(7,331)	—	2,492	(4,839)
Cumulative impact of adoption of FSP FAS 115-2 and FAS 124-2	—	(17)	6	(11)
Other comprehensive gain (loss)	6,260	(1,948)	(1,457)	2,855

Accumulated other comprehensive loss, end of period	$(1,071)	(1,965)	1,041	(1,995)

(5)	Cumulative Impact of Adoption of FSP 115-2 and FAS 124-2

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

The process used by the Company in estimating the portion of previously recorded other-than-temporary impairments due to credit is consistent with the methodology employed for those securities determined to be other-than-temporarily impaired for the six months ended June 30, 2009. Specifically, if the security is unsecured, secured by an asset or includes a guaranty of payment by a third party, the estimate of the portion of impairment due to credit was based upon a comparison of S&P ratings and maturity for the security. This information is used to determine the Company’s best estimate, derived from probability-weighted cash flows.

In the implementation of this FSP, the Company recorded an opening balance adjustment that decreased Accumulated deficit in the amount of $11,000 and increased Accumulated other comprehensive loss in the amount of $11,000 related to non-credit impairments taken in prior periods, net of tax.

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

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The carrying value on the Note payable was $900,000 at June 30, 2009 and December 31, 2008. On November 21, 2008, the Company and the lender amended the credit agreement, and the Company paid the principal balance down to $900,000. The amendment changed the interest rate to 2.75% over the three month LIBOR, with a minimum of 4%, deleted provisions requiring the Company to achieve and maintain a specified ratio of earnings to fixed charges, increased the minimum levels of capital required to be maintained by GAN and MGA and provided that, in lieu of monthly principal amortization of the balance of the outstanding credit, all principal will be due at maturity on September 30, 2010. Interest expense of $9,000 and $23,000 was recorded for the three months ended June 30, 2009 and 2008, respectively, and $18,000 and $49,000 for the six months ended June 30, 2009 and 2008, respectively. The Company paid $9,000 and $23,000 during the three months ended June 30, 2009 and 2008, respectively, and $19,000 and $53,000 during the six months ended June 30, 2009 and 2008, respectively.

(7)	Subordinated Debentures

In January 2006, GAN issued $25,000,000 of 30-year subordinated debentures. They require quarterly interest payments at a floating interest rate equal to the 3-month LIBOR plus a margin of 3.85%. They will mature on March 31, 2036 and are redeemable at GAN’s option beginning after March 31, 2011, in whole or in part, at the liquidation amount of $1,000 per debenture. For the three months ended June 30, 2009 and 2008, the Company recorded net interest expense of $316,000 and $409,000, respectively, and $647,000 and $945,000 for the six months ended June 30, 2009 and 2008, respectively. The Company paid $325,000 and $421,000 during the three months ended June 30, 209 and 2008, respectively, and $665,000 and $972,000 during the six months ended June 30, 2009 and 2008, respectively.

In December 2006, GAN issued $18,000,000 of 30-year subordinated debentures. They require quarterly interest payments at a floating interest rate equal to the 3-month LIBOR plus a margin of 3.75%. They will mature on March 15, 2037 and are redeemable at GAN’s option beginning after March 15, 2012, in whole or in part, at the liquidation amount of $1,000 per debenture. For the three months ended June 30, 2009 and 2008, the Company recorded net interest expense of $225,000 and $298,000, respectively, and $479,000 and $675,000 for the six months ended June 30, 2009 and 2008, respectively. The Company paid $233,000 and $300,000 during the three months ended June 30, 2009 and 2008, respectively, and $502,000 and $706,000 during the six months ended June 30, 2009 and 2008, respectively.

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

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of June 30, 2009 and December 31, 2008, the balance in escrow accounts under reinsurance arrangements totaled $14,844,000 and $23,295,000, respectively.

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

Effective December 31, 2000, the Company entered into a reserve reinsurance cover agreement with a non-affiliated reinsurer. This agreement reinsures the Company’s ultimate net aggregate liability in excess of $32,500,000 up to an aggregate limit of $89,650,000 for net commercial auto liability losses and loss adjustment expense incurred but unpaid as of December 31, 2000. At June 30, 2009 and December 31, 2008, deferred reinsurance gains of $109,000 and $119,000, respectively, have been recorded in Other liabilities. For the second quarter and the first six months of 2009, $4,000 and $10,000, respectively, was recorded in Other income. For the second quarter and the first six months of 2008, $11,000 was recorded in Other income. Since its inception at December 31, 2000, $8,941,000 has been recorded in Other income, which represents the reserve development under the reserve reinsurance cover agreement. The remaining deferred gain will be recognized in income in future periods based upon the ratio of claims paid in the $57,150,000 layer to the total of the layer. The reinsurer remains responsible for reimbursing the Company for claim payments covered under this agreement.

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

The amounts deducted in the Unaudited Condensed Consolidated Statements of Operations for reinsurance ceded for the three months and six months ended June 30, 2008 and 2007, respectively, are set forth in the following table:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(Amounts in thousands)
Premiums earned – nonstandard personal auto	$474	319	936	585

Premiums earned – runoff	$(66)	—	(261)	28

Claims and claim adjustment expenses incurred – runoff	$5	(75)	7	(275)

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company remains directly liable to its policyholders for all policy obligations and the reinsuring companies are obligated to the Company to the extent of the reinsured portion of the risks.

(9)	Shareholders’ Equity

A one-for-five reverse split of the Company’s Common Stock was approved by shareholders in May of 2009 and became effective in June of 2009. Each five shares of the Company’s outstanding Common Stock, par value $0.10 per share were converted into one share of Common Stock, par value $0.10 per share, and the number of authorized shares of Common Stock was reduced proportionately. At June 30, 2009, the Company has authorized 12,500,000 shares of Common Stock, of which 5,039,432 shares were issued and 4,785,398 shares were outstanding. At June 30, 2009, the Company held 254,034 shares as treasury stock.

As a result of the one-for-five reverse split of Common Stock in June 2009, the numbers of shares of Common Stock authorized, issued and outstanding at December 31, 2008 were retroactively adjusted to 12,500,000, 5,039,549 and 4,786,920, respectively. Treasury stock held at December 31, 2008 was retroactively adjusted to 252,729. At June 30, 2009 and December 31, 2008, Goff Moore Strategic Partners, LP owned approximately 34% of the outstanding Common Stock, Robert W. Stallings owned approximately 23% and James R. Reis owned approximately 12%.

Statutes in Texas restrict the payment of dividends by MGA to the surplus derived from net profits. At June 30, 2009, no dividends are available without regulatory approval.

The following table reflects changes in the number of shares of Common Stock issued and outstanding as of June 30, 2009 and December 31, 2008, retroactively adjusted for the reverse stock split, as discussed above:

	2009	2008
Shares outstanding
Balance at beginning of period	4,786,820	5,001,870
Stock issued	—	15,332
One-for-five reverse stock split	(116)	—
Treasury stock acquired	(1,306)	(230,382)

Balance at end of period	4,785,398	4,786,820

In November 2007, the Board of Directors of the Company authorized the repurchase of up to $5 million worth of the Company’s Common Stock. Repurchase may be made from time to time in both the open market and through negotiated transactions.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(10)	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(Amounts in thousands, except per share amounts)
Numerator
Net income	$1,612	967	3,659	1,134
Numerator for basic earnings per share – income available to common shareholders	$1,612	967	3,659	1,134

Numerator for diluted earnings per share – income available to common shareholders after assumed conversions	$1,612	967	3,659	1,134

Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	4,786	4,915	4,786	4,941

Denominator for diluted earnings per share – adjusted weighted average shares outstanding & assumed conversions	4,786	4,915	4,786	4,941

Basic earnings per share	$.34	.20	.76	.23

Diluted earnings per share (1)	$.34	.20	.76	.23

(1)    Weighted average shares for all periods presented have been retroactively adjusted for the reverse stock split in June 2009. Options can be exercised to purchase an aggregate of 15,818 shares of Common Stock, adjusted for the reverse stock split in June 2009. Warrants can be exercised to purchase an aggregate of 77,500 shares of Common Stock, adjusted for the reverse stock split in June 2009. Options and warrants are convertible or exercisable at prices in excess of the price of the Common Stock on June 30, 2009.

(11)	Benefit Plans

2005 Long-Term Incentive Compensation Plan (“2005 Plan”)

The following share amounts for all periods presented have been retroactively adjusted for a one-for-five reverse stock split that was approved by shareholders in May of 2009 and became effective in June of 2009. The 2005 Plan provides for a maximum of 404,000 shares of Common Stock to be available. There are two types of awards, restricted stock units (“RSU”) and restricted stock. The RSU awards are intended for key employees of the Company and are based on the completion of the related service period and the attainment of specific performance criteria. The fair value of the RSU and restricted stock awards is measured using the closing price of GAN’s Common Stock on the grant date, or if the grant has been subsequently modified, on the modification date, and is recognized as compensation expense over the vesting period of the awards in the Underwriting and operating expense line item, consistent with other compensation to these employees. The Company recognizes compensation expense for awards based on whether the related service period and performance period achievements are considered probable at the time of measurement and in accordance with the provisions of SFAS No. 123R. The 2005 Plan will terminate on December 31, 2010, unless it is terminated earlier by the Board, but awards outstanding on that date would continue in effect.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Restricted Stock Units

The following table outlines the Company’s RSU activity for the three and six months ended June 30, 2009 and 2008:

	Three months ended June 30,
	2009		2008
	RSU’s Outstanding	Unrecognized Grant Date Fair Value	RSU’s Outstanding	Unrecognized Grant Date Fair Value
	(Amounts in thousands, except share amounts)
Beginning of Period	243,600	$3,402	176,962	$6,597
New awards	—	—	—	—
Change in assumptions, including forfeitures	—	—	—	—
Payments	—	—	—	—
Vested shares	—	—	—	—
Actual forfeitures	—	—	—	—
Expense recognized	—	(20)	—	(16)

End of Period	243,600	$3,382	176,962	$6,581

	Six months ended June 30,
	2009		2008
	RSU’s Outstanding	Unrecognized Grant Date Fair Value	RSU’s Outstanding	Unrecognized Grant Date Fair Value
	(Amounts in thousands, except share amounts)
Beginning of Period	243,600	$3,409	176,962	$6,631
New awards	—	—	—	—
Change in assumptions, including forfeitures	—	—	—	—
Payments	—	—	—	—
Vested shares	—	—	—	—
Actual forfeitures	—	—	—	—
Expense recognized	—	(27)	—	(50)

End of Period	243,600	$3,382	176,962	$6,581

For awards that have been modified, compensation expense is recognized if the award ultimately vests under the modified vesting conditions or would have vested under the original vesting conditions. As of June 30, 2009, no RSUs have vested. Vested RSUs remain outstanding until the completion of the full service period of the RSU awards, remain subject to the certification by the Compensation Committee, and, under certain circumstances, would be subject to forfeiture.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes RSUs outstanding and the unrecognized grant date fair value of such RSUs at June 30, 2009, for each award period (dollar amounts in thousands):

Award Date and Cycle (performance period ends December 31, 2010 for all)	RSU’s Outstanding	Unrecognized Grant Date Fair Value
RSU awards granted in 2005	157,475	$2,116
RSU awards granted in 2006	5,000	69
RSU awards granted in 2007	14,487	214
RSU awards granted in 2008	66,638	983

Total at June 30, 2009	243,600	$3,382

Restricted Stock

In November 2008, 10,200 shares of restricted stock were granted by the Board of Directors to non-employee directors, which are recognized as compensation expense over the vesting period of the restricted stock in the Underwriting and operating expense line item, consistent with other compensation to employees at a fair value of $9.95 per share based on the closing price of our Common Stock on the date of grant. These shares vest on the later of March 1, 2011, or the date on which the audit of the financial statements for 2010 is completed. In July 2007, 2,500 shares of restricted stock were granted to an officer of the Company by the Compensation Committee of the Board of Directors, at a fair value of $25.00 per share. Subject to the terms of the agreement, the shares would vest in July 2010, if the officer remained employed by the Company. The related compensation cost for the restricted stock was recorded in the Underwriting and operating expenses line item, consistent with other compensation to this individual.

The following table outlines the Company’s restricted stock activity under the 2005 Plan for the three months and six months ended June 30, 2009 and 2008:

	Three months ended June 30,
	2009		2008
	Restricted Stock Outstanding	Unrecognized Grant Date Fair Value	Restricted Stock Outstanding	Unrecognized Grant Date Fair Value
	(Dollar amounts in thousands)
Beginning of Period	12,700	$111	2,500	$49
New awards	—	—	—	—
Change in assumptions, including forfeitures	—	—	—	—
Payments	—	—	—	—
Vested shares	—	—	—	—
Actual forfeitures	—	—	—	—
Expense recognized	—	(16)	—	(5)

End of Period	12,700	$95	2,500	$44

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Six months ended June 30,
	2009		2008
	Restricted Stock Outstanding	Unrecognized Grant Date Fair Value	Restricted Stock Outstanding	Unrecognized Grant Date Fair Value
	(Dollar amounts in thousands)
Beginning of Period	12,700	$134	2,500	$54
New awards	—	—	—	—
Change in assumptions, including forfeitures	—	—	—	—
Payments	—	—	—	—
Vested shares	—	—	—	—
Actual forfeitures	—	—	—	—
Expense recognized	—	(39)	—	(10)

End of Period	12,700	$95	2,500	$44

1998 Long-Term Incentive Plan (“98 Plan”)

At June 30, 2009, the Company had one plan under which options to purchase shares of GAN’s Common Stock could be granted. The 98 Plan will terminate in 2010, the aggregate number of shares of Common Stock that may be issued under the 98 Plan is limited to 50,000, and options to purchase 15,818 shares were outstanding under this Plan at June 30, 2009. There were no options granted during any of the periods presented.

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

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables present a summary of segment profit (loss) for the three months ended June 30, 2009 and 2008:

	Three months ended June 30, 2009
	Nonstandard Personal Auto Lines	Runoff Lines	Other	Total
	(Amounts in thousands)
Gross premiums written	$45,001	—	—	45,001

Net premiums earned	$48,075	66	—	48,141
Net investment income	672	51	935	1,658
Realized investment gains (losses), net:
Other-than-temporary impairment losses	—	—	(46)	(46)
Other-than-temporary impairment losses transferred to Other comprehensive loss	—	—	—	—
Other realized investment gains, net	—	—	784	784

Total realized investment gains, net	—	—	738	738

Agency revenues	3,383	—	—	3,383
Other (expense) income, net	(2)	3	1	2
Expenses, excluding interest expense	(50,591)	1,033	(2,183)	(51,741)
Interest expense, net	—	—	(550)	(550)

Income (loss) before Federal income taxes	$1,537	1,153	(1,059)	1,631

	Three months ended June 30, 2008
	Nonstandard Personal Auto Lines	Runoff Lines	Other	Total
	(Amounts in thousands)
Gross premiums written	$39,761	—	—	39,761

Net premiums earned	$44,577	—	—	44,577
Net investment income	616	93	1,086	1,795
Total realized investment losses, net	—	—	(42)	(42)
Agency revenues	3,193	—	—	3,193
Other (expense) income, net	(22)	28	2	8
Expenses, excluding interest expense	(46,715)	1,121	(2,286)	(47,880)
Interest expense, net	—	—	(730)	(730)

Income (loss) before Federal income taxes	$1,649	1,242	(1,970)	921

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables present a summary of segment profit (loss) for the six months ended June 30, 2009 and 2008:

	Six months ended June 30, 2009
	Nonstandard Personal Auto Lines	Runoff Lines	Other	Total
	(Amounts in thousands)
Gross premiums written	$98,151	—	—	98,151

Net premiums earned	$93,879	261	—	94,140
Net investment income	1,336	111	1,908	3,355
Realized investment gains (losses), net:
Other-than-temporary impairment losses	—	—	(2,555)	(2,555)
Other-than-temporary impairment losses transferred to Other comprehensive loss	—	—	2,361	2,361
Other realized investment gains, net	—	—	703	703

Total realized investment gains, net	—	—	509	509

Agency revenues	6,584	—	—	6,584
Other (expense) income, net	(32)	8	1	(23)
Expenses, excluding interest expense	(96,705)	1,449	(4,443)	(99,699)
Interest expense, net	—	—	(1,144)	(1,144)

Income (loss) before Federal income taxes	$5,062	1,829	(3,169)	3,722

	Six months ended June 30, 2008
	Nonstandard Personal Auto Lines	Runoff Lines	Other	Total
	(Amounts in thousands)
Gross premiums written	$91,727	—	—	91,727

Net premiums earned	$87,945	(28)	—	87,917
Net investment income	1,333	203	2,393	3,929
Total realized investment gains, net	—	—	39	39
Agency revenues	6,178	—	—	6,178
Other (expense) income, net	(31)	58	7	34
Expenses, excluding interest expense	(91,716)	780	(4,392)	(95,328)
Interest expense, net	—	—	(1,669)	(1,669)

Income (loss) before Federal income taxes	$3,709	1,013	(3,622)	1,100

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(13)	Commitments and Contingencies

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

Off-balance-sheet-risk

The Company does not have any financial instruments where there is off-balance-sheet-risk of accounting loss due to credit or market risk. There is credit risk in the premiums receivable and reinsurance balances receivable of the Company. At June 30, 2009 and December 31, 2008, the Company did not have any claims receivables by individual non-affiliated reinsurers that were material with regard to shareholders’ equity.

(14)	Leases

The following table summarizes the Company’s lease obligations as of June 30, 2009:

	Payments due by period
	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
	(Amounts in thousands)
Total operating leases	$9,667	2,882	3,499	2,083	1,203

Rental expense for the Company was $454,000 and $504,000 for the three months ended June 30, 2009 and 2008, respectively, and $981,000 and $969,000 for the six months ended June 30, 2009 and 2008, respectively.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion in this Item includes forward-looking statements and should be read in the context of the risks, uncertainties and other variables referred to below under the caption “Forward-Looking Statements.”

Business Operations

Overview

The Company reported net income of $1.6 million for the second quarter of 2009, compared to net income of $1.0 million for the second quarter of 2008. The Company reported net income of $3.7 million for the first six months ended June 30 2009, compared to net income of $1.1 million for the six months ended June 30 2008. For the first six months of 2009, the Company recorded net realized gains of approximately $0.5 million on investments; which includes approximately $2.6 million related to write downs for other-than-temporary declines in fair value of various investments of which $2.4 million of the other-than-temporary impairment was recognized in other comprehensive loss, a component of shareholders’ equity. Net premiums earned were $48.1 million and $44.6 million in the second quarter of 2009 and 2008, respectively, and were $94.1 million and $87.9 million for the six months ended June 30, 2009 and 2008, respectively. Gross premiums written were $45.0 million and $39.8 million in the second quarter of 2009 and 2008, respectively, and were $98.2 million and $91.7 million for the six months ended June 30, 2009 and 2008, respectively.

As of June 30, 2009, the statutory surplus of its insurance subsidiary was $92.2 million compared to $89.8 million as of December 31, 2008. The unpaid claims and claim adjustment expenses was $76.6 million at June 30, 2009 and $75.5 million at December 31, 2008, of which unpaid claims and claim adjustment expenses attributable to ongoing nonstandard personal automobile lines was $69.4 million and $66.0 million, respectively.

As discussed further below, the Company experienced an increase in its C & CAE ratio for nonstandard personal auto insurance in the second quarter of 2009 (75.9%) as compared with the second quarter of 2008 (74.8%). For the six months ended June 30, 2009, the Company experienced a C & CAE ratio for nonstandard personal auto insurance of 73.8% as compared with the six months ended June 30, 2008 of 74.8%. We believe the increase in the C & CAE ratio for the second quarter of 2009 as compared to the second quarter of 2008 is primarily due to an increase in accident frequency, particularly in Florida. The Company’s ability to maintain or improve upon this C & CAE ratio is subject to the significant risks and uncertainties identified in the Annual Report on Form 10-K for the year ended December 31, 2008 (the “Form 10-K”), including the risks associated with growth in premiums and the fact that new business generally produces higher claims ratios than renewal business; see ITEM 1A. Risk Factors in the Form 10-K.

The Company markets its policies through approximately 5,000 independent agency locations in Arizona, Florida, Georgia, Nevada, New Mexico, South Carolina and Texas and one general agency in California that markets through approximately 1,000 insurance broker locations.

A one-for-five reverse split of the Company’s Common Stock, which was approved by shareholders in May of 2009, became effective in June of 2009. See “Capital Transactions – 2009 One-for-Five Reverse Split of Common Stock.”

The following table presents selected financial information in thousands of dollars:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(Dollar Amounts in thousands)
Gross premiums written	$45,001	39,761	98,151	91,727

Net premiums earned	$48,141	44,577	94,140	87,917

Net income	$1,612	967	3,659	1,134

GAAP C & CAE ratio (1)	73.6%	71.9%	72.0%	73.3%
GAAP Expense ratio (2) (3)	25.2%	26.4%	25.3%	26.1%

GAAP Combined ratio (2)	98.8%	98.3%	97.3%	99.4%

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

We believe product enhancements, rate adjustments and expanding marketing efforts in the Southeast region are the main reasons for the increase in gross premiums written and net premiums earned for the comparative years. The increase in the C & CAE ratio for the second quarter of 2009 from the second quarter of 2008 was primarily due to an increase in accident frequency, particularly in Florida. The decrease in the C & CAE ratio for the first six months of 2009 from the first six months of 2008 periods was primarily due to favorable development for claims occurring in prior accident years in our runoff lines and improvement in the first quarter of 2009 accident period as compared to the first quarter of 2008 accident period for the nonstandard personal auto lines.

The Company believes it is pursuing a strategy that has the potential to build a competitively distinctive and successful franchise in the nonstandard personal auto business over time and is endeavoring to manage its investments and risks to achieve this result. These risks and other challenges are occurring in rapidly changing economic, financial, competitive, regulatory and claims environments. The Company’s operating and financial results vary from period to period as a result of numerous factors inherent in the insurance business, many of which are affected by such changes.

Discontinuance of Commercial Lines

The Company continues to settle and reduce its inventory of commercial lines claims. As of June 30, 2009, there were 28 claims associated with the Company’s runoff book of business versus 30 as of December 31, 2008. As of June 30, 2009, in respect of its runoff lines, the Company had $4.9 million in net unpaid claims and claim adjustment expenses (“C & CAE”) compared to $7.1 million as of December 31, 2008. For the periods presented, the Company has recorded favorable development in unpaid C & CAE from the runoff lines with the settlement and reduction in the inventory of commercial lines claims. See “Results of Operations – Claims and claim adjustment expenses.” Due to the long tail and litigious nature of these claims, the Company anticipates it will take a substantial number of years to complete the adjustment and settlement process with regard to existing claims and the additional claims it expects to receive in the future from its past business writings. Most of the remaining claims are in suit and the Company’s future results may or may not be impacted either negatively or positively based on its ability to settle the remaining claims and new anticipated claims within its established reserve levels.

Results of Operations

The discussion below primarily relates to the Company’s insurance operations, although the selected consolidated financial data appearing elsewhere is on a consolidated basis. The expense item “Underwriting and operating expenses” includes the operating expenses of the holding company, GAN.

Revenue

Gross premiums written in the second quarter of 2009 increased 13% as compared to the second quarter of 2008 and increased 7% from the first six months of 2009 as compared to the first six months of 2008. We believe the primary reasons for the increase to be the result of product enhancements, rate adjustments and expanding marketing efforts in the Southeast region. The following table presents gross premiums written by region in thousands of dollars:

	Three months ended June 30,				Six months ended June 30,
	2009		2008		2009		2008
	(Amounts in thousands)
Region:
Southeast (Florida, Georgia, South Carolina)	$26,616	59%	22,172	56%	60,991	62%	52,422	57%
South Central (Texas)	10,951	24	10,475	26	21,154	22	23,107	25
Southwest (Arizona, Nevada, New Mexico)	6,964	16	6,412	16	15,135	15	14,870	16
West (California)	470	1	702	2	871	1	1,328	2

Total	$45,001	100%	39,761	100%	98,151	100%	91,727	100%

The percent of premium increase (decrease) by region for 2009 from 2008 is as follows: Quarterly, Southeast 20%, South Central 5%, Southwest 9% and West (33)%; Six months, Southeast 16%, South Central (8)%, Southwest 2% and West (34)%. In the second quarter, we believe the growth in the regions, other than in the West, is the result of product enhancements, rate adjustments and expanding marketing efforts. Net premiums earned increased 8% in the second quarter of 2009 from the second quarter of 2008 and increased 7% in the first six months of 2009 from the first six months of 2008 primarily as a result of an increase in gross premiums written in the current quarter and the previous two quarters from the respective prior years’ comparable quarters.

Net investment income decreased $137,000 (8%) in the second quarter of 2009 from the second quarter of 2008 and decreased $574,000 (15%) in the first six months of 2009 from the first six months of 2008, primarily due to the decline in short-term interest rates. At June 30, 2009, Bonds available for sale comprised 73% of Investments versus 64% at June 30, 2008. The annualized return on average investments was 3.7% for the first six months of 2009 versus 4.5% for the first six months of 2008.

In the second quarter of 2009 and first six months of 2009, the Company recorded net realized gains of approximately $738,000 and $509,000, respectively, which included approximately $46,000 and $194,000 in net realized losses related to other-than-temporary impairments of various investments. For the first six months of 2009, the Company recorded approximately $2,555,000 related to write downs for other-than-temporary declines in fair value of various investments of which $2,361,000 of the other-than-temporary impairment was recognized in other comprehensive loss, a component of shareholders’ equity, due to the adoption of FSP 115-2 and FAS 124-2.

Agency revenues increased $190,000 (6%) in the second quarter of 2009 from the second quarter of 2008, and increased $406,000 (7%) in the first six months of 2009 from the first six months of 2008 primarily as a result of the increase in writings in the current quarter and the previous two quarters from the respective prior years’ comparable quarters. Agency revenues are primarily fees charged on insureds’ premiums due.

Expenses

Claims and claim adjustment expenses increased $3,402,000 (11%) in the second quarter of 2009 as compared with the second quarter of 2008. The C & CAE ratio was 73.6% in the second quarter of 2009 versus 71.9% in the second quarter of 2008. The runoff lines recorded favorable development for prior accident years of approximately $1,056,000 in the second quarter of 2009 versus $1,281,000 in the second quarter of 2008. The C & CAE ratio for nonstandard personal auto was 75.9% for the second quarter of 2009 versus 74.8% for the second quarter of 2008. The increase in the C & CAE ratio in the second quarter of 2009 from the second quarter of 2008 was primarily due to an increase in accident frequency, particularly in Florida.

Claims and claims adjustment expenses increased $3,347,000 (5%) in the first six months of 2009 from the first six months of 2008. The C & CAE ratio was 72.0% in the first six months of 2009 versus 73.3% in the first six months of 2008. The runoff lines recorded favorable development for prior accident years of approximately $1,522,000 in the first six months of 2009 and $1,323,000 during the first six months of 2008. The C & CAE ratio for nonstandard personal auto was 73.8% for the first six months of 2009 versus 74.8% for the first six months of 2008. The decrease in the C & CAE ratio was primarily due to improvement in the first quarter of 2009 accident period as compared to the first quarter of 2008 accident period.

The following table presents the (unfavorable) favorable development in nonstandard personal auto for claims occurring in prior accident years for each region in the second quarter and first six months of 2009:

	Three months ended June 30, 2009	Six months ended June 30, 2009
Region:
Southeast (Florida, Georgia, South Carolina)	$(712,000)	$(48,000)
South Central (Texas)	609,000	1,652,000
Southwest (Arizona, Nevada, New Mexico)	1,154,000	1,834,000
West (California)	76,000	(49,000)

Net favorable development	$1,127,000	$3,389,000

The net favorable development for prior accident years for nonstandard personal auto in the second quarter of 2009 is primarily the result of actual and projected decreases in severity associated with most of our coverages, particularly material damage claims. The favorable development for prior accident years was offset by approximately $811,000 recognized in the first six months of 2009 relating to “extra-contractual” claims, in which claimants seek to recover amounts significantly in excess of applicable policy limits. In the first six months of 2008, the Company incurred “extra-contractual” claims of approximately $385,000 primarily related to prior accident years; see ITEM 1A. Risk Factors – “Litigation may adversely affect our financial condition, results of operations and cash flows” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

We believe it is reasonably likely that our loss costs could increase or decrease by 2% from current estimates, as remaining claims are recorded and resolved. Loss costs reflect the incurred loss per unit of exposure and are the product of frequency and severity. A 2% increase or decrease in our loss costs would result in unfavorable or favorable development of $9.7 million (based on C & CAE incurred as of June 30, 2009). This estimate of sensitivity is informational only, is not a projection of future results and does not take into account possible effects of extraordinary litigation events (such as class action claims).

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

Policy acquisition costs include commissions, premium taxes, marketing and underwriting expenses and the amortization of the premium deficiency. The expenses are charged to operations over the period in which the related premiums are earned. The increase of $137,000 (2%) in the second quarter of 2009 from the second quarter of 2008 and of $538,000 (4%) in the first six months of 2009 from the first six months of 2008 was primarily due to increases in commission and marketing expenses. Commissions increased as a result of the increase in premiums. The increase in marketing expenses occurred primarily as a result of an increase in underwriting reports and travel expenses. Commissions are paid to the independent agents based upon premium writings. The marketing expenses are primarily salaries, telephone and travel expenses of our territory managers who oversee the efforts of the agents within a geographical area. Their time is focused on the supervision, relationship management and support of existing agents and recruiting new agents, as well as actively soliciting new business from these agents. Accordingly, these costs vary with and are primarily related to the acquisition of new and renewal insurance policies. The ratio of Policy acquisition costs to Net premiums earned was 17% and 18% for the second quarter of 2009 and 2008, respectively. The decrease in the ratios is primarily due to a decrease in the aggregate commission rate. It was 17% for the first six months of 2009 and for the first six months of 2008, respectively.

Underwriting and operating expenses increased $322,000 (4%) in the first quarter of 2009 from the first quarter of 2008 and increased $486,000 (3%) in the first six months of 2009 from the first six months of 2008 primarily due to an increase in compensation expense. Underwriting and operating expenses as a percent of Net premiums earned and Agency revenues were 16% and 17% for the second quarter of 2009 and 2008, respectively, 16% and 17% for the first six months of 2009 and 2008, respectively.

The decrease in interest expense of $180,000 (25)% in the first quarter of 2009 from the first quarter of 2008 and of $525,000 (31)% in the first six months of 2009 from the first six months of 2008 primarily due to the decline in the 3-month London Interbank Offered Rate for U.S. dollar deposits and its related impact on the interest expense of subordinated debentures.

Capital Transactions

Reverse Split of Common Stock

A one-for-five reverse split of the Company’s Common Stock was approved by shareholders in May of 2009 and became effective in June of 2009. Each five shares of the Company’s outstanding Common Stock, par value $0.10 per share were converted into one share of Common Stock, par value $0.10 per share, and the number of authorized shares of Common Stock was reduced proportionately.

As a result of the one-for-five reverse split of Common Stock in June 2009, the number of shares of Common Stock outstanding at December 31, 2008 was retroactively adjusted to 4,786,920. Treasury stock held at December 31, 2008 was retroactively adjusted to 252,729. At June 30, 2009 and December 31, 2008, Goff Moore Strategic Partners, LP owned approximately 34% of the outstanding Common Stock, Robert W. Stallings owned approximately 23% and James R. Reis owned approximately 12%.

Liquidity and Capital Resources

Parent Company

GAN provides administrative and financial services for its wholly owned subsidiaries. GAN needs cash during 2009 primarily for administrative expenses and interest on the Subordinated debentures and the Note payable. GAN has approximately $3.3 million in cash and marketable securities that can be used for general corporate purposes. Another source of cash to meet obligations is statutorily permitted dividend payments from its insurance subsidiary, which requires approval from the Texas Department of Insurance (see note 9 of Notes to Condensed Consolidated Financial Statements which appear in Item 1 of this Report). GAN believes the cash available from its cash and marketable securities, available dividends from its insurance subsidiary, if permitted, and dividends from its agency subsidiary should be sufficient to meet its expected obligations for 2009.

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

As a result of losses in prior years, as of June 30, 2009, the Company had net operating loss carryforwards for tax purposes aggregating $68,494,000. These net operating loss carryforwards of $7,323,000, $33,950,000, $13,687,000, $633,000, and $12,901,000, if not utilized, will expire in 2020, 2021, 2022, 2023 and 2027, respectively. As of June 30, 2009, the tax benefit of the net operating loss carryforwards is $23,288,000, which is calculated by applying the Federal statutory income tax rate of 34% against the net operating loss carryforwards of $68,494,000.

As of June 30, 2009 and December 31, 2008, the net deferred tax asset before valuation allowance was $29,678,000 and $32,397,000 and the valuation allowance was $28,643,000 and $29,905,000, respectively. The Company does not record a tax valuation allowance relating to the net unrealized losses on investments, excluding equity securities because it is more likely than not that these losses would reverse or be used in future periods. The Company has the ability and it is the Company’s intent to fully recover the principal, which could require the Company to hold these securities until their maturity; therefore, the Company considers the impairment to be temporary.

Subsidiaries, Principally Insurance Operations

The primary sources of the insurance subsidiary’s liquidity are funds generated from insurance premiums, net investment income and maturing investments. The short-term investments and cash are intended to provide adequate funds to pay claims without selling fixed maturity investments. At June 30, 2009, the insurance subsidiary held short-term investments and cash that the insurance subsidiary believes are adequate for the payment of claims and other short-term commitments.

With regard to liquidity, the average duration of the investment portfolio is approximately 2.4 years. The fair value of the investment portfolio at June 30, 2009 was $3,019,000 below amortized cost, before taxes (see notes 2 and 3 of Notes to Condensed Consolidated Financial Statements which appear in Item 1 of this Report). Various insurance departments of states in which the Company operates require the deposit of funds to protect policyholders within those states. At June 30, 2009 and December 31, 2008, the balance on deposit for the benefit of such policyholders totaled $5,413,000 and $5,447,000, respectively.

Net cash provided by operating activities decreased to $4,872,000 in the first six months of 2009 versus $6,359,000 in the first six months of 2008. The decrease was primarily the result of a decrease in investment income due to the decline in short-term interest rates.

Investments and Cash increased in the first six months of 2009 primarily as a result of net cash provided by operating activities and the increase in fair value of the investment securities. At June 30, 2009, 79% of the Company’s investments were rated investment grade. The average duration was approximately 2.4 years, including approximately 24% of the Investments that were held in Short-term investments. The Company classifies its bond securities as available for sale and trading. The net unrealized loss associated with the investment portfolio was $1,984,000 (net of tax effects) at June 30, 2009 (see note 2 of Notes to Condensed Consolidated Financial Statements which appear in Item 1 of this Report).

Premiums receivable increased primarily due to the increase in premium writings for the six months ended June 30, 2009 over the six months ended December 31, 2008. This balance is comprised primarily of premiums due from insureds. Most of the policies are written with a down payment and monthly payment terms of up to four months on six month policies. The Company recorded an allowance for doubtful accounts of $916,000 and $1,029,000 as of June 30, 2009 and December 31, 2008, respectively, which it considers adequate. The decrease in the allowance for doubtful accounts was due primarily to a decrease in over thirty day receivables.

Deferred Federal income taxes include temporary differences and the tax asset from net operating loss carryforwards less a valuation allowance that fully reserves these two items, see “Liquidity and Capital Resources – Net Operating Loss Carryforwards.” The decrease is primarily due to the decrease in unrealized losses on investments, excluding common stocks.

Unpaid C & CAE increased primarily as a result of an increase in outstanding claims due to growth for the nonstandard personal automobile lines. As of June 30, 2009, the Company had $74,315,000 in net unpaid C & CAE (Unpaid C & CAE of $76,596,000 less Ceded unpaid C & CAE of $2,281,000). This amount represents management’s best estimate of the ultimate liabilities. The significant operational changes we have recently made in the nonstandard personal auto claims adjustment process and changing claims trends increase the uncertainties which exist in the estimation process and could lead to inaccurate estimates of claim and claim adjustment expense.

The reserve estimates were made by our in-house actuarial staff. An analysis provided by an independent actuarial firm is used to corroborate the methodologies used by the in-house actuarial staff.

As of June 30, 2009 and December 31, 2008, in respect of its runoff lines, the Company had $4,886,000 and $7,118,000, respectively, in net unpaid C & CAE. Historically, the Company has experienced significant volatility in its reserve projections for its commercial lines. This volatility has been primarily attributable to its commercial automobile and general liability product lines. On February 7, 2002, the Company announced it had decided to discontinue writing commercial lines insurance due to continued adverse claims development and unprofitable results. The Company has been settling and reducing its remaining inventory of commercial claims; see Business Operations – “Discontinuance of Commercial Lines.” As of June 30, 2009, 28 runoff claims remained versus 30 at December 31, 2008. The average runoff claim reserve was approximately $175,000 per claim and $237,000 per claim at June 30, 2009 and December 31, 2008, respectively.

Unearned premiums increased primarily as a result of the increase in premium writings for the six months ended June 30, 2009 over the six months ended December 31, 2008.

Cash overdraft is primarily comprised of outstanding claim checks. The increase is primarily due to the increase in claim settlements in the second quarter of 2009 over the fourth quarter of 2008.

Common stock decreased and Additional paid-in capital increased primarily as a result of a one-for-five reverse split of Common Stock that became effective in June of 2009; see “Capital Transaction” for a detailed discussion.

Accumulated deficit decreased due to the net income recorded during the first six months of 2009.

Accumulated other comprehensive loss decreased as a result of a decrease in the unrealized losses on investments, which is a result of improvements in the credit markets.

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

During the second quarter June 30, 2009, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.      Risk Factors.

Item 1A of the Annual Report Form 10-K for the year ended December 31, 2008 presents risk factors that may affect the Company’s future results. Such risk factors are supplemented by the following additional information:

The economic recession and other negative economic conditions may result in increased claims fraud and higher claims expenses.

The current recession and associated economic problems existing in the states in which we operate (particularly high unemployment, reduced working hours for many employed persons, and residential foreclosures and associated problems) appear to us to have led to higher than normal incidents of claims fraud. The costs we incur in handling such claims may be higher than those for more routine claims, and the investigations may require specialized services and lead to higher litigation costs. Furthermore, such claims tend to take far longer than routine claims to resolve, which significantly increases the number of open claims which we are managing.

New pricing methodology may increase or change the risk that we fail to charge adequate rates for insurance.

The rates charged for the Company’s personal nonstandard automobile insurance policies are filed with the insurance regulatory departments in the states in which the Company operates. Beginning in the second quarter of 2009, we implemented a new pricing methodology in Texas in an effort to use more precise and detailed analyses of accident data, including data maintained by the Company and substantially increased reliance upon information acquired from third parties. The Company expects to introduce this new methodology gradually into the other states in which we operate. There are risks associated with any significant change in our methodology for charging rates. The principal added risk arises from the fact that, until this pricing methodology has been used for several years, we must estimate the effects on future trends of changes in our pricing without substantial data from our experience. If we fail to do so accurately, or if other factors such as those identified in “ITEM 1A - RISK FACTORS” in the Annual Report on Form 10-K for the year ended December 31, 2008 interfere with our ability to analyze the data and our rates properly, then we may suffer significant underwriting losses and/or fail to attract a sufficient level of business to operate profitably.

Item 4.      Submission Of Matters To A Vote Of Security Holders.

On May 27, 2009 the Company held its Annual Meeting of Shareholders. At the Annual Meeting action was taken on three items of business, as follows:

1.	The directors listed below were elected to serve for the ensuing year and until their successors are duly elected and qualified, with the following voting results:

Name of Director	Votes For	Votes Withheld
Glenn W. Anderson	22,056,413	23,575
Robert J. Boulware	22,057,227	22,761
John C. Goff	22,053,030	26,958
Joel C. Puckett	22,002,227	77,761
Sam Rosen	22,057,227	22,761
Robert W. Stallings	22,056,930	23,058
Harden H. Weidemann	22,057,227	22,761
John H. Williams	22,053,030	26,958

2.	Articles of Amendment to the Company’s Articles of Incorporation to effect a one-for-five reverse stock split were approved, with the following voting results:

Votes For	Votes Against	Abstentions
20,385,466	1,497,083	197,439

Item 6.      Exhibits

(a)	Exhibits

*3.1	Restated Articles of Incorporation of Registrant as filed with the Secretary of State of Texas on July 24, 1986 [Exhibit 3.1, filed in Registration Statement No. 33-7846 on Form S-1, effective November 6, 1986].

*3.2	Articles of Amendment to the Articles of Incorporation as filed with the Secretary of State of Texas on June 10, 1988 [Exhibit 3.2, filed in Registration Statement No. 33-25226 on Form S-1, effective November 14, 1988].

*3.3	Articles of Amendment to Articles of Incorporation as filed with the Secretary of State of Texas on August 13, 1993 [Exhibit 3.6, Form 10-K dated March 25, 1994].

*3.4	Articles of Amendment to Articles of Incorporation as filed with the Secretary of State of Texas on November 10, 2005 [Exhibit 3.8, Form 8-K filed November 16, 2005].

*3.5	Articles of Amendment to Articles of Incorporation as filed with the Secretary of State of Texas on June 8, 2009 [Exhibit 3.9, Form 8-K effective June 8, 2009].

*3.6	Statement of Resolution Establishing and Designating Series A Convertible Preferred Stock of Registrant as filed with the Secretary of State of the State of Texas on October 1, 1999 [Exhibit 99.18, Form 8-K dated October 7, 1999].

*3.7	Articles of Amendment to the Statement of Resolution Establishing and Designating the Series A Convertible Preferred Stock of Registrant as filed with the Secretary of State of Texas on January 21, 2005 [Exhibit 4.1, Form 8-K filed January 24, 2005].

*3.8	Bylaws of Registrant as amended through August 11, 2005. [Exhibit 3.8, Form 8-K dated August 15, 2005].

*3.9	Section 8.01 of the Bylaws of GAINSCO, INC., as amended on August 29, 2007 [Exhibit 3.8, Form 8-K filed August 31, 2007].

*4.1	Form of Common Stock Certificate [Exhibit 4.6, Form 10-K dated March 28, 1997].

*4.2	Agreement dated August 26, 1994 appointing Continental Stock Transfer & Trust Company transfer agent and registrar [Exhibit 10.28, Form 10-K dated March 30, 1995].

*4.3	Series B Common Stock Purchase Warrant dated as of October 4, 1999 between Registrant and Goff Moore Strategic Partners, L.P. (“GMSP”) [Exhibit 99.20, Form 8-K filed October 7, 1999].

*4.4	First Amendment to Series B Common Stock Purchase Warrant dated as of March 23, 2001 between Registrant and GMSP [Exhibit 99.22, Form 8-K/A filed March 30, 2001].

*4.5	Second Amendment to Series B Common Stock Purchase Warrant dated as of January 21, 2005 between Registrant and GMSP [Exhibit 10.10, Form 8-K filed January 24, 2005].

*4.6	Securities Exchange Agreement dated as of August 27, 2004 between Registrant and GMSP [Exhibit 10.1, Form 8-K filed August 30, 2004].

11.1	Statement regarding Computation of Per Share Earnings (the required information is included in note 9 of Notes to Condensed Consolidated Financial Statements included in this Report and no separate statement is, or is required to be, filed as an Exhibit).

31.1	Section 302 Certification of the Chief Executive Officer (certification required pursuant to Rule 13a-14(a) and 15d-14(a)) †.

31.2	Section 302 Certification of the Chief Financial Officer (certification required pursuant to Rule 13a-14(a) and 15d-14(a)) †.

32.1	Section 1350 Certification of the Chief Executive Officer (1).

32.2	Section 1350 Certification of the Chief Financial Officer (1).

*	-	Exhibit has previously been filed with the Commission as an exhibit in the filing designated in brackets and is incorporated herein by this reference. Registrant’s file number for reports filed under the Securities Exchange Act of 1934 is 1-9828.
†	-	Filed herewith.
(1)		Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the Registrant as well as in his capacity as Chief Financial Officer.

GAINSCO, INC.

Date: August 14, 2009	By:	/s/ Daniel J. Coots
Daniel J. Coots
Senior Vice President, Treasurer and Chief Financial Officer

INDEX OF EXHIBITS

Exhibit No.	Description
*3.1	Restated Articles of Incorporation of Registrant as filed with the Secretary of State of Texas on July 24, 1986 [Exhibit 3.1, filed in Registration Statement No. 33-7846 on Form S-1, effective November 6, 1986].

*3.2	Articles of Amendment to the Articles of Incorporation as filed with the Secretary of State of Texas on June 10, 1988 [Exhibit 3.2, filed in Registration Statement No. 33-25226 on Form S-1, effective November 14, 1988].

*3.3	Articles of Amendment to Articles of Incorporation as filed with the Secretary of State of Texas on August 13, 1993 [Exhibit 3.6, Form 10-K dated March 25, 1994].

*3.4	Articles of Amendment to Articles of Incorporation as filed with the Secretary of State of Texas on November 10, 2005 [Exhibit 3.8, Form 8-K filed November 16, 2005].

*3.5	Articles of Amendment to Articles of Incorporation as filed with the Secretary of State of Texas on June 8, 2009 [Exhibit 3.9, Form 8-K effective June 8, 2009].

*3.6	Statement of Resolution Establishing and Designating Series A Convertible Preferred Stock of Registrant as filed with the Secretary of State of the State of Texas on October 1, 1999 [Exhibit 99.18, Form 8-K dated October 7, 1999].

*3.7	Articles of Amendment to the Statement of Resolution Establishing and Designating the Series A Convertible Preferred Stock of Registrant as filed with the Secretary of State of Texas on January 21, 2005 [Exhibit 4.1, Form 8-K filed January 24, 2005].

*3.8	Bylaws of Registrant as amended through August 11, 2005. [Exhibit 3.8, Form 8-K dated August 15, 2005].

*3.9	Section 8.01 of the Bylaws of GAINSCO, INC., as amended on August 29, 2007 [Exhibit 3.8, Form 8-K filed August 31, 2007].

*4.1	Form of Common Stock Certificate [Exhibit 4.6, Form 10-K dated March 28, 1997].

*4.2	Agreement dated August 26, 1994 appointing Continental Stock Transfer & Trust Company transfer agent and registrar [Exhibit 10.28, Form 10-K dated March 30, 1995].

*4.3	Series B Common Stock Purchase Warrant dated as of October 4, 1999 between Registrant and Goff Moore Strategic Partners, L.P. (“GMSP”) [Exhibit 99.20, Form 8-K filed October 7, 1999].

*4.4	First Amendment to Series B Common Stock Purchase Warrant dated as of March 23, 2001 between Registrant and GMSP [Exhibit 99.22, Form 8-K/A filed March 30, 2001].

*4.5	Second Amendment to Series B Common Stock Purchase Warrant dated as of January 21, 2005 between Registrant and GMSP [Exhibit 10.10, Form 8-K filed January 24, 2005].

*4.6	Securities Exchange Agreement dated as of August 27, 2004 between Registrant and GMSP [Exhibit 10.1, Form 8-K filed August 30, 2004].

11.1	Statement regarding Computation of Per Share Earnings (the required information is included in note 9 of Notes to Condensed Consolidated Financial Statements included in this Report and no separate statement is, or is required to be, filed as an Exhibit).

31.1	Section 302 Certification of the Chief Executive Officer (certification required pursuant to Rule 13a-14(a) and 15d-14(a)) †.

31.2	Section 302 Certification of the Chief Financial Officer (certification required pursuant to Rule 13a-14(a) and 15d-14(a)) †.

32.1	Section 1350 Certification of the Chief Executive Officer (1).

32.2	Section 1350 Certification of the Chief Financial Officer (1).

*	-	Exhibit has previously been filed with the Commission as an exhibit in the filing designated in brackets and is incorporated herein by this reference. Registrant’s file number for reports filed under the Securities Exchange Act of 1934 is 1-9828.
†	-	Filed herewith.
(1)		Furnished herewith.