Form 10-Q
period 2009-09-30
GAINSCO INC
filed 2009-11-13
CIK 786344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report under Section 13 or 15(d) of the

Securities Exchange Act of 1934

For Quarter Ended September 30, 2009

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

As of November 9, 2009 there were 4,785,398 shares of the registrant’s Common Stock ($.10 par value) outstanding.

GAINSCO, INC. AND SUBSIDIARIES

(i)

PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

GAINSCO, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data)

	September 30, 2009 (unaudited)	December 31, 2008
Assets
Investments (notes 2 and 3)
Bonds, available for sale – at fair value (amortized cost: $143,551 – 2009, $109,879 – 2008)	$143,929	103,800
Bonds, trading – at fair value (cost: $278 – 2009)	278	—
Preferred stocks – at fair value (cost: $4,451 – 2009 and 2008)	3,992	3,219
Common stocks, available for sale – at fair value (cost: $278 – 2009 and 2008)	350	277
Common stocks, trading – at fair value (cost: $25 – 2009)	25	—
Certificates of deposit – at fair value (amortized cost: $185 – 2009, $255 – 2008)	185	255
Other long-term investments – at equity method which approximates fair value	1,321	1,850
Short-term investments – at fair value (amortized cost: $41,655 – 2009, $65,820 – 2008)	41,673	65,801

Total investments	191,753	175,202
Cash	1,008	1,373
Accrued investment income	1,689	1,221
Premiums receivable (net of allowance for doubtful accounts: $1,056 – 2009, $1,029 – 2008)	40,483	39,836
Reinsurance balances receivable (net of allowance for doubtful accounts: $132 – 2009 and 2008)	774	1,238
Ceded unpaid claims and claim adjustment expenses (notes 8 and 9)	2,984	2,405
Deferred policy acquisition costs	7,638	7,850
Property and equipment (net of accumulated depreciation: $8,115 – 2009, $6,915 – 2008)	2,107	2,936
Current Federal income taxes (note 1)	1	26
Deferred Federal income taxes (net of valuation allowance: $28,467 – 2009, $29,905 – 2008) (note 1)	21	2,492
Funds held under reinsurance agreements	753	381
Other assets	2,786	3,914
Goodwill	609	609

Total assets	$252,606	239,483

(continued)

GAINSCO, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data)

	September 30, 2009 (unaudited)	December 31, 2008
Liabilities and Shareholders’ Equity
Liabilities:
Unpaid claims and claim adjustment expenses (notes 1 and 9)	$77,976	75,482
Unearned premiums	49,703	48,482
Premiums payable	347	784
Commissions payable	988	1,473
Accounts payable	5,478	4,107
Reinsurance balances payable	434	718
Note payable (note 6)	900	900
Subordinated debentures (note 7)	43,000	43,000
Other liabilities	1,783	2,274
Cash overdraft	7,738	6,916

Total liabilities	188,347	184,136

Shareholders’ Equity (notes 10 and 12):
Common stock ($.10 par value, 12,500,000 shares authorized, 5,039,432 shares issued and 4,785,398 shares outstanding at September 30, 2009, and 5,039,549 shares issued and 4,786,820 shares outstanding at December 31, 2008*)	504	2,519
Additional paid-in capital	153,979	151,740
Accumulated deficit	(86,101)	(89,940)
Accumulated other comprehensive income (loss) (note 4 and 5)	19	(4,839)
Treasury stock, at cost (254,034 and 252,729 shares at September 30, 2009 and December 31, 2008*) (note 1)	(4,142)	(4,133)

Total shareholders’ equity	64,259	55,347

Commitments and contingencies (notes 1, 6, 7, 8, 9, 12, 14 and 15)
Total liabilities and shareholders’ equity	$252,606	239,483

*	share amounts retroactively adjusted for a one-for-five reverse stock split

See accompanying notes to unaudited condensed consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenues:

Net premiums earned (note 8)	$47,363	44,070	141,503	131,987
Net investment income	1,704	1,991	5,059	5,920
Realized investment (losses) gains (notes 2 and 3), net:
Other-than-temporary impairment losses	(120)	(5,027)	(2,675)	(5,027)
Other-than-temporary impairment losses transferred to Other comprehensive loss	—	—	2,361	—
Other realized investment gains (losses), net	811	(689)	1,514	(650)

Total realized investment gains (losses), net	691	(5,716)	1,200	(5,677)

Agency revenues	3,430	3,077	10,014	9,255
Other (expense) income, net	(3)	5	(26)	39

Total revenues	53,185	43,427	157,750	141,524

Expenses:

Claims and claims adjustment expenses (notes 1, 8 and 9)	35,921	32,370	103,733	96,835
Policy acquisition costs	7,709	7,040	23,278	22,071
Underwriting and operating expenses	8,879	7,634	25,197	23,466
Interest expense (notes 6 and 7)	487	739	1,631	2,408

Total expenses	52,996	47,783	153,839	144,780

Income (loss) before Federal income taxes	189	(4,356)	3,911	(3,256)

Federal income taxes (note 1):
Current expense	20	68	83	34

Total tax expense	20	68	83	34

Net income (loss)	$169	(4,424)	3,828	(3,290)

Earnings (loss) per common share (notes 1, 10 and 11):
Basic	$.04	(.91)	.80	(.67)

Diluted	$.04	(.91)	.80	(.67)

Weighted average common shares outstanding (notes 10 and 11):
Basic	4,785	4,846	4,785	4,909

Diluted	4,785	4,846	4,785	4,909

See notes to unaudited condensed consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)

(Amounts in thousands)

	Nine months ended September 30, 2009 (unaudited)		Twelve months ended December 31, 2008
Common stock:
Balance at beginning of period	$2,519		2,512
Issuance of restricted common stock	—		7
Reverse stock split	(2,015)		—

Balance at end of period	$504		2,519

Additional paid-in capital:
Balance at beginning of period	$151,740		151,451
Issuance of restricted common stock	—		(7)
Reverse stock split	2,015		—
Compensation expense accrual related to restricted stock	155		152
Compensation expense accrual related to restricted stock units (note 12)	69		144

Balance at end of period	$153,979		151,740

Accumulated deficit:
Balance at beginning of period	$(89,940)		(86,490)

Cumulative impact of adoption of ASC 320-10-65-1, net of tax (note 5)	11		—
Net income (loss)	3,828	$3,828	(3,450)	(3,450)

Balance at end of period	$(86,101)		(89,940)

Accumulated other comprehensive income (loss) (notes 4 and 5):
Balance at beginning of period	$(4,839)		(489)
Cumulative impact of adoption of ASC 320-10-65-1, net of tax	(11)		—
Other comprehensive income (loss)	4,869	4,869	(4,350)	(4,350)

Comprehensive income (loss)		$8,697		(7,800)

Balance at end of period	$19		(4,839)

(continued)

GAINSCO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)

(Amounts in thousands)

	Nine months ended September 30, 2009 (unaudited)	Twelve months ended December 31, 2008
Treasury stock (note 10):
Balance at beginning of period	$(4,133)	(947)
Purchase of treasury stock	(9)	(3,186)

Balance at end of period	$(4,142)	(4,133)

Total shareholders’ equity at end of period	$64,259	55,347

See accompanying notes to unaudited condensed consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands, except per share data)

	Nine months ended September 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$3,828	(3,290)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,780	1,343
Other-than-temporary impairment losses	314	5,028
Non-cash compensation expense	224	228
Realized (gains) losses (excluding other-than-impairments losses)	(1,441)	649
Realized gains on trading securities	(73)	—
Change in operating assets and liabilities:
Accrued investment income	(468)	144
Premiums receivable	(647)	(2,882)
Reinsurance balances receivable	464	(205)
Ceded unpaid claims and claim adjustment expenses	(579)	5,717
Deferred policy acquisition costs	212	(1,023)
Funds held under reinsurance agreements	(372)	377
Other assets	1,075	345
Unpaid claims and claim adjustment expenses	2,494	(2,115)
Unearned premiums	1,221	6,420
Premiums payable	(437)	(1,766)
Commissions payable	(485)	(468)
Accounts payable	1,371	371
Reinsurance balances payable	(284)	(504)
Other liabilities	(491)	943
Current Federal income taxes	25	34

Net cash provided by operating activities	$7,731	9,346

(continued)

GAINSCO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands, except per share data)

	Nine months ended September 30,
	2009	2008
Cash flows from investing activities:
Bonds available for sale sold	$41,232	23,903
Bonds available for sale matured	8,000	33,965
Bonds available for sale purchased	(81,946)	(43,821)
Certificates of deposit sold	—	255
Certificates of deposit matured	255	1,725
Certificates of deposit purchased	(185)	(255)
Bonds trading sold	171	—
Bonds trading purchased	(309)	—
Preferred stocks sold	162	—
Preferred stocks purchased	(268)	(2,825)
Common stocks sold	—	68
Common stocks trading sold	170	—
Common stocks trading purchased	(289)	—
Securities purchased but not settled	—	(375)
Other long-term investments proceeds (purchased)	529	(2,000)
Net change in short term investments	23,948	(17,636)
Property and equipment purchased	(379)	(1,133)

Net cash used for investing activities	(8,909)	(8,129)

Cash flows from financing activities:
Principal repayment	—	(300)
Treasury stock purchased	(9)	(2,431)
Net change in cash overdraft	822	900

Net cash provided by (used for) financing activities	813	(1,831)

Net increase in cash	(365)	(614)
Cash at beginning of period	1,373	1,722

Cash at end of period	$1,008	1,108

Supplemental disclosure of cash flow information:

5,133 shares of common stock were issued during the nine months ended September 30, 2008 relating to the performance share agreement, retroactively adjusted for a one-for-five reverse stock split (see note 12).

$1,684 and $2,481 in interest was paid during the nine months ended September 30, 2009 and 2008, respectively (notes 6 and 7).

$60 in Federal income tax payments were made during the nine months ended September 30, 2009 (note 1).

See accompanying notes to unaudited condensed consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)	Background and Summary of Accounting Policies

(a)	Basis of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of GAINSCO, INC. (“GAN”) and its wholly-owned subsidiaries (collectively, the “Company” or “we”), MGA Insurance Company, Inc. (“MGA”), GAINSCO Service Corp. (“GSC”), Lalande Financial Group, Inc., National Specialty Lines, Inc. and DLT Insurance Adjusters, Inc. MGA has one wholly owned subsidiary, MGA Agency, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

See note 10 Shareholders’ Equity regarding a one-for-five reverse stock split that became effective in June of 2009.

The condensed consolidated financial statements included herein have been prepared by GAINSCO, INC. and are unaudited, except for the balance sheet at December 31, 2008, which has been derived from audited consolidated financial statements at that date on the basis of accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the unaudited condensed consolidated interim financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position as of September 30, 2009, the results of operations for each of the three and nine months periods ended September 30, 2009 and 2008, and the cash flows for the nine months ended September 30, 2009 and 2008. In addition, operating results for the three and nine months ended September 30, 2009 is not necessarily indicative of results that may be expected for the year ending December 31, 2009.

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

GAN expects to use cash during the next twelve months primarily for: (1) interest on the Note payable and Subordinated debentures, (2) principal repayment of the Note payable, (3) administrative expenses, and (4) investments. The primary sources of cash to meet these obligations are assets held by GAN and dividends from its subsidiaries.

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

In determining our reserve estimates for nonstandard personal automobile insurance, for each financial reporting date we record our best estimate, which is a point estimate, of our overall unpaid claims and CAE for both current and prior accident years. Because the underlying processes require the use of estimates and professional actuarial judgment, establishing claims reserves is an inherently uncertain process. As our experience develops and we learn new information, our quarterly reserving process may produce revisions to our previously reported claims reserves, which we refer to as “development” and such changes may be material. We recognize favorable development when we decrease our previous estimate of ultimate losses, which results in an increase in net income in the period recognized. We recognize unfavorable development when we increase our previous estimate of ultimate losses, which results in a decrease in net income in the period recognized. Accordingly, while we record our best estimate, our claims reserves are subject to potential variability.

As of September 30, 2009, the Company had $74,992,000 in net unpaid claims and claim adjustment expenses (“C & CAE”) (Unpaid C & CAE of $77,976,000 less Ceded unpaid C & CAE of $2,984,000). This amount represents management’s best estimate of the ultimate liabilities. Significant changes in claims trends resulting from adverse economic conditions increase the uncertainties which exist in the estimation process and could lead to inaccurate estimates of claim and claim adjustment expense.

(d)	Federal Income Taxes

The Company and its subsidiaries file a consolidated Federal income tax return. Deferred income tax items are accounted for under the “asset and liability” method which provides for temporary differences between the reported earnings for financial statement purposes and for tax purposes, primarily deferred policy acquisition costs, the discount on unpaid claims and claim adjustment expenses, net operating loss carryforwards and the nondeductible portion of the change in unearned premiums. The Company made $60,000 in Federal income tax payments for the nine months ended September 30, 2009. The Company did not make any Federal income tax payments for the nine months ended September 30, 2008.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of September 30, 2009, the Company has net operating loss carryforwards for tax purposes aggregating $67,755,000. These net operating loss carryforwards of $6,584,000, $33,950,000, $13,687,000, $633,000 and $12,901,000, if not utilized, will expire in 2020, 2021, 2022, 2023 and 2027, respectively. As of September 30, 2009, the tax benefit of the net operating loss carryforwards was $23,037,000, which is calculated by applying the Federal statutory income tax rate of 34% against the net operating loss carryforwards of $67,755,000.

The Company currently has a full valuation allowance for the tax benefit from its net operating loss carryforwards. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740-10-25 requires positive evidence, such as taxable income over the most recent three-year period and other available objective and subjective evidence, for management to conclude that it is “more likely than not” that a portion or all of the deferred tax assets will be realized. While both objective and subjective evidence are considered, it is the Company’s understanding that objective evidence should generally be given more weight in the analysis under ASC 740-10-05. In making the determination, the Company considered all available evidence, including the fact that the Company incurred a cumulative taxable loss for the three years ended September 30, 2009. The Company does not record a tax valuation allowance relating to the net unrealized losses on investments, excluding stocks, because it is more likely than not that these losses would be recouped or be utilized in future periods. The Company has the ability and it is the Company’s intent to fully recover the principal, which could require the Company to hold these securities until their maturity; therefore, the Company considers the impairment to be temporary.

As a result of ASC 740-10-25-16, the Company recognized no additional liability or reduction in deferred tax asset for uncertain tax benefits. The Company has evaluated the tax contingencies in accordance with ASC 740-10-25-16. At September 30, 2009, the Company did not have any uncertain tax positions. The Company is subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for 2005 and subsequent years.

(e)	Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, receivables, payables and debt instruments. The carrying values of these financial instruments approximate their respective fair values as they are either short-term in nature or carry interest rates which approximate market rates.

(f)	Earnings Per Share

Earnings per share (“EPS”) for the three and nine months ended September 30, 2009 and 2008 is based on a weighted average of the number of common shares outstanding during each year, retroactively adjusted for a one-for-five reverse stock split in June 2009 (see note 10). Basic and diluted EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Common stock equivalents related to stock options are excluded from the diluted EPS calculation if their effect would be anti-dilutive to EPS.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(g)	Treasury Stock

The Company records treasury stock in accordance with the “cost method” described in ASC 505-30-25. The Company held 254,034 and 252,729 shares of common stock as treasury stock at September 30, 2009 and December 31, 2008, respectively. See note 10 of the Condensed Consolidated Financial Statements for more information on shareholders’ equity.

(h)	Share-Based Compensation

The Company accounts for stock-based employee compensation plans under the provisions of ASC 718-10-25 that focuses primarily on accounting for transactions in which an entity exchanges its equity instruments for employee services and carries forward prior guidance for share-based payments for transactions with non-employees. Under the modified prospective transition method, the Company is required to recognize compensation cost, after the effective date, January 1, 2006, for the portion of all previously granted awards that were not vested and the vested portion of all new stock option grants and restricted stock. The compensation cost is based on whether the related service period and performance period achievements are considered probable at the time of measurement using the closing price of GAN’s Common Stock on the grant date, or if the grant has been subsequently modified, on the modification date. The Company recognizes expense relating to stock-based employee compensation on a straight-line basis over the requisite service period which is generally the vesting period. Forfeitures of unvested stock grants are estimated and recognized as reduction of expense. See note 12 of the Condensed Consolidated Financial Statements for more information on share-based compensation.

(i)	Recent Accounting Pronouncements

ASC 105-10 establishes the FASB Accounting Standards Codification as the single source of authoritative accounting principles in the preparation of financial statements in conformity with GAAP. ASC 105-10-5 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. ASC 105-10 is effective for financial statements issued for periods ending after September 15, 2009 and we do not expect the adoption to have a material impact, if any, on our condensed consolidated financial position, results of operations or cash flows.

ASC 855-10-25 sets forth general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of ASC 855-10 did not have a material impact on our condensed consolidated financial condition or results of operations. We evaluated subsequent events until the issuance of the condensed consolidated financial statements which occurred on November 13, 2009.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company early adopted the guidance of ASC 820-10-65-4 in the first quarter of 2009. ASC 820-10-65-4 provides additional guidance on: 1) estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to the normal market activity for the asset or liability, and 2) identifying transactions that are not orderly. ASC 820-10-65-4 must be applied prospectively and retrospective application is not permitted. ASC 820-10-65-4 is effective for interim and annual periods after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 subject to also early adoption of ASC 320-10-65. See note 3 for the application of ASC 820-10-65-4 and further details regarding fair value measurement of the Company’s financial assets as of September 30, 2009.

The Company early adopted the guidance of ASC 320-10-65-1 in the first quarter of 2009. ASC 320-10-65-1 provides new guidance on the recognition and presentation of an other-than-temporary impairment (“OTTI”) for available for sale and held to maturity debt securities (equities are excluded). An impaired security is not recognized as an OTTI impairment if management does not intend to sell the impaired security and it is more likely than not it will not be required to sell the security before the recovery of its amortized costs basis. If management concludes a security is other-than-temporarily impaired, the FSP requires that the difference between the fair value and the amortized cost of the security to be presented as an OTTI charge in the Condensed Consolidated Statements of Operations, with an offset for any noncredit-related loss component of the OTTI charge to be recognized in other comprehensive loss. Accordingly, only the credit loss component of the OTTI amount will have an impact on the Company’s results of operations. For all debt securities in unrealized loss positions that do not meet either of the two requirements, ASC 320-10-65 requires the that the Company analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the debt security prior to impairment.

Under ASC 320-10-65, when an OTTI of a debt security has occurred, the amount of the OTTI recognized in earnings depends on whether the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis. If the debt security meets either of these two criteria, the OTTI recognized in earnings is equal to the entire difference between the security’s amortized cost basis and its fair value at the impairment measurement date. For OTTI of debt securities that do not meet either of the two criteria, the net amount recognized in earnings is equal to the difference between the amortized cost of the debt security and its net present value calculated as described above. Any difference between the fair value and the net present value of the debt security at the impairment measurement date is recorded in “Other comprehensive loss.” Unrealized gains or losses on securities for which an OTTI has been recognized in earnings is tracked as a separate component of “Accumulated other comprehensive loss.” Prior to the adoption, an OTTI recognized in earnings for debt securities was equal to the total difference between amortized cost and fair value at the time of impairment. ASC 320-10-65 also requires extensive new interim and annual disclosure for both fixed maturities and equities to provide further disaggregating information as well as information about how the credit loss component of the OTTI charge was determined and requiring a roll forward of such amount for each reporting period. See notes 2, 4 and 5 for the application of ASC 320-10-65 and further details regarding fair value measurement of the Company’s financial assets as of September 30, 2009.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company early adopted the guidance of ASC 825-10-65-1 in the first quarter of 2009. ASC 825-10-65 extends the disclosure requirements to interim financial statements and requires those disclosures in summarized financial information at interim periods subject to also early adoption of ASC 820-10-65 and 320-10-65; see above.

ASC 325-40-65-1 eliminates the requirement that the holder’s best estimate of cash flows be based upon those that a “market participant” would use. ASC 325-40-65-1 was amended to require recognition of an OTTI when it is “probable” that there has been an adverse change in the holder’s best estimate of cash flows from the cash flows previously projected. This amendment aligns the impairment guidance under ASC 320-10-35-34. ASC 325-40-65-1 retains and re-emphasizes the OTTI guidance and disclosures in pre-existing GAAP and SEC requirements. ASC 325-40-65-1 is effective for interim and annual reporting periods ending after December 15, 2008. The Company does not expect the adoption will have an impact on its consolidated financial statements.

ASC 260-10-65-2 is effective for fiscal years beginning after December 15, 2008 and addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in ASC 260-10-45. As the dividends on all outstanding unvested restricted stock units are restricted and have no dividend or dividend equivalent rights, the adoption of ASC 260-10-65-2 did not have an impact on the determination of earnings per share.

ASC 805-10-65-1 changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, disallowing the capitalization of transaction costs and changes when restructurings related to acquisitions can be recognized. ASC 805-10-65 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will adopt ASC 805-10-65 for acquisitions consummated after its effective date and for deferred tax adjustments for acquisitions, if any, completed before its effective date.

ASC 825-10-15 permits a company to choose, at specified election dates, to measure at fair value certain eligible financial assets and liabilities that are not currently required to be measured at fair value. The specified election dates include, but are not limited to, the date when an entity first recognizes the item, when an entity enters into a firm commitment or when changes in the financial instrument causes it to no longer qualify for fair value accounting under a different accounting standard. An entity may elect the fair value option for eligible items that exist at the effective date. At that date, the difference between the carrying amounts and the fair values of eligible items for which the fair value option is elected should be recognized as a cumulative effect adjustment to the opening balance of retained earnings. The fair value option may be elected for each entire financial instrument, but need not be applied to all similar instruments. Once the fair value option has been elected, it is irrevocable. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. Upon our adoption and subsequent to that date of ASC 825-10-15, we elected not to fair value financial instruments and certain other items. Therefore, ASC 825-10-15 had no impact on our consolidated financial position, results of operations or financial condition.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company adopted the guidance of ASC 820-10-15 as they relate to non-financial assets and liabilities in the first quarter of 2009. ASC 820-10-15 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements, for all of its financial assets and liabilities. The statement does not require new fair value measurements, but emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability and provides guidance on how to measure fair value by providing a fair value hierarchy for classification of financial assets or liabilities based upon measurement inputs. The adoption of ASC 820-10-15 did not have a material impact on the Company’s results of operations or financial position. See note 3 for the application of ASC 820-10-15 and further details regarding fair value measurement of the Company’s financial assets as of September 30, 2009.

All other accounting standards and interpretations of those standards issued during the first nine months of 2009 did not relate to accounting policies and procedures pertinent to the Company at this time.

(j)	Reclassifications

Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current period presentation. Previously, $4,562,000 was presented in Preferred stocks at December 31, 2008 and has been reclassified to Bonds available for sale as of September 30, 2009. This reclassification had no effect on total assets, total liabilities, total shareholders’ equity, net loss or net cash used for operating activities as previously reported.

(2)	Investments

The net unrealized losses on investments at September 30, 2009 and December 31, 2008 are set forth in the following table:

	September 30, 2009		December 31, 2008
	(Amounts in thousands)
Investments:	Balance	% of Equity	Balance	% of Equity
Unrealized gain (loss)		$9.02%	(7,331)	(13.24%)
Deferred tax benefit		21.03%	2,493	4.50%

Net unrealized gain (loss)		$30.05%	(4,838)	(8.74%)

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

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following schedules summarize the amortized cost and estimated fair values of investments in our investment portfolio:

	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other-than- temporary impairments in AOCL (1)
	(Amounts in thousands)
Bonds, available for sale:
U.S. Treasury	$5,162	91	—	5,253	—
U.S. government agencies	4,000	11	(5)	4,006	—
Corporate bonds	86,071	3,862	(775)	89,158	—
Asset backed	9,526	275	(21)	9,780	—
Mortgage backed	38,792	699	(3,759)	35,732	(1,837)
Bonds, trading	278	—	—	278	—
Preferred stocks	4,451	15	(474)	3,992	—
Common stocks, available for sale	278	72	—	350	—
Common stocks, trading	25	—	—	25	—
Certificates of deposit	185	—	—	185	—
Other long-term investments	1,321	—	—	1,321	—
Short-term investments	41,655	30	(12)	41,673	—

Total investments	$191,744	5,055	(5,046)	191,753	(1,837)

(1)    Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive loss” or “AOCL” which, from January 1, 2009, were not included in earnings under ASC 320-10-65-1.

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

At September 30, 2009, the Company had gross unrealized losses of $5,046,000 on investment securities. In addition, included in the gross unrealized losses are securities that the Company determined had other-than-temporary impairments in accordance with ASC 320-10-65-1. Accordingly, the Company bifurcated these impairments between credit and non-credit impairments. As identified in the Condensed Consolidated Statements of Operations, the Company had non-credit impairments of $2,361,000 on securities considered to be impaired as of September 30, 2009. As of December 31, 2008, the Company had gross unrealized losses of $8,534,000 on investment securities. The decrease in unrealized losses was primarily attributable to improvements in the credit markets. The Company reviewed all previously-recorded other-than-temporary impairments of securities to develop an estimate of the portion of such impairments that were not due to credit. The cumulative effect of adopting ASC 320-10-65-1 was to credit Accumulated deficit as of January 1, 2009 by $11,000 with a corresponding charge to Accumulated other comprehensive loss; see note 5 Cumulated Impact of Adoption of ASC 320-10-65-1.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following schedules summarize the gross unrealized losses showing the length of time that investments have been continuously in an unrealized loss position:

	September 30, 2009
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts in thousands)
U.S. government agencies	$1,995	5	—	—	1,995	5
Corporate bonds	8,350	97	3,129	678	11,479	775
Asset backed	—	—	946	21	946	21
Mortgage backed	3,584	44	9,281	3,715	12,865	3,759
Preferred stocks	—	—	1,977	474	1,977	474
Short-term investments	5,561	12	—	—	5,561	12

Total temporarily impaired securities	$19,490	158	15,333	4,888	34,823	5,046

	December 31, 2008
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts in thousands)
U.S. Treasury	$1,624	46	—	—	1,624	46
Corporate bonds	20,764	929	1,877	902	22,641	1,831
Asset backed	10,127	292	—	—	10,127	292
Mortgage backed	8,380	922	6,637	4,182	15,017	5,104
Preferred stocks	3,017	958	200	275	3,217	1,233
Common stocks, available for sale	116	1	—	—	116	1
Short-term investments	5,832	27	—	—	5,832	27

Total temporarily impaired securities	$49,860	3,175	8,714	5,359	58,574	8,534

At September 30, 2009 and December 31, 2008, approximately 80% and 91%, respectively, of the unrealized gross losses were with issuers rated as investment grade by Standard and Poor’s (S&P). The decline in the market value is primarily related to the disruption and lack of liquidity in the markets in which these securities trade, along with credit risk aversion by investors. Other important factors include (i) the slowing of prepayments in mortgage and asset backed securities and (ii) the significant decline in the 3 month London Interbank Offered Rate for U.S. dollar deposits (“LIBOR”) for securities with floating rate coupons since the purchase of these assets. At this time based upon information currently available, the Company has the ability and it is the Company’s intent to fully recover the principal, which could require the Company to hold these securities until their maturity; therefore, the Company considers the impairment to be temporary.

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

At September 30, 2009, the Company had $7,595,000 in Alt-A securities with S&P ratings of 22% AAA, 7% AA+ and 71% CCC. At December 31, 2008, the Company had $8,385,000 in nonprime collateralized mortgage obligations (Alt-A securities) with S&P ratings of 20% AAA, 7% AA+ and 73% B. The cost and fair value of these investments were $7,234,000 and $4,853,000, respectively, at September 30, 2009 compared to $8,342,000 and $5,366,000, respectively, at December 31, 2008.

One security, with book value of $1,559,000 and $1,919,000, and a market value $1,041,000 and $995,000, at September 30, 2009 and December 31, 2008, respectively, is dependent on the continued claims paying ability of its financial guarantor (MBIA) in order for the Company not to sustain any loss of principal or interest. MBIA is rated BB+ (S&P). We believe that the probable outcome is that principal and interest will be paid in full and, accordingly, the impairment on that security is considered temporary.

During the third quarter of 2009, the general partners of the limited partnership the Company invested in elected to commence dissolution and wind up the partnership’s affairs allowing for liquidation of the partnership’s assets. The Company has classified this investment as Other long-term investments and accounts for it under the equity method.

Proceeds from the sale of bonds available for sale totaled $41,232,000 and $23,903,000, including $25,756,000 and $18,650,000 in principal pay downs for the nine months ended September 30, 2009 and 2008, respectively. Proceeds from the sale of bonds trading totaled $171,000 for the nine months ended September 30, 2009. Proceeds from the sale of certificate of deposits totaled $255,000 for the nine months ended September 30, 2008. There were no sales of certificate of deposits for the nine months ended September 30, 2009. Proceeds from the sale of preferred stocks totaled $162,000 for the nine months ended September 30, 2009. There were no sales of preferred stocks for the nine months ended September 30, 2008. Proceeds from the sale of common stocks available for sale totaled $68,000 for the nine months ended September 30, 2008. There were no sales of common stocks for the nine months ended September 30, 2009. Proceeds from the sale of common stocks trading totaled $170,000 for the nine months ended September 30, 2009.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Realized gains and losses on investments for the three months and nine months ended September 30, 2009 and 2008 are presented in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(Amounts in thousands)
Realized gains:
Bonds, available for sale	$771	—	$1,599	131
Bonds, trading	62	—	233	—
Preferred stocks	—	—	2	—

Total realized gains	833	—	1,834	131

Realized losses:
Bonds, available for sale	—	(689)	—	(776)
Bonds, trading	—	—	(94)	—
Preferred stocks	—	—	(108)	—
Common stocks, available for sale	—	—	—	(5)
Common stocks, trading	(22)	—	(94)	—
Short-term investments	—	—	(24)	—

Total realized losses	(22)	(689)	(320)	(781)

Other-than-temporary impairment losses	(120)	(5,027)	(314)	(5,027)

Total realized investment gains (losses), net	$691	(5,716)	$1,200	(5,677)

During the three months and nine months ended September 30, 2009, the Company wrote down $120,000 and $314,000 in securities that were determined to have had an other-than-temporary decline in fair value. The Company recorded $2,675,000 related to write downs for other-than-temporary declines in fair value of various investments of which $2,361,000 of the other-than-temporary impairment was recognized in other comprehensive loss at September 30, 2009.

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

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

When a security has an unrealized loss in fair value that is deemed to be other than temporary, the Company reduces the book value of the security to its current market value, recognizing the decline as a realized loss in the statement of operations. These determinations primarily reflect the market-related issues associated with the disruption in the mortgage and other credit markets, which created a significant deterioration in both the valuation of the securities as well as our view of future recoverability of the valuation decline

As discussed in note 1, a portion of certain OTTI losses on debt securities are recognized in “Other comprehensive income (loss)” (“OCI”). The net amount recognized in earnings (“credit loss impairments”) represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between fair value and amortized cost is recognized in OCI. The following table sets forth the amount of credit loss impairments on debt securities held by the Company as of September 30, 2009, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts.

Credit losses recognized in earnings on debt securities held by the Company for which a portion of the OTTI loss was recognized in OCI

(Amounts in thousands)
Balance, December 31, 2008	$—
Credit losses remaining in accumulated deficit related to adoption of ASC 320-10-65	5,337
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	—
Credit loss impairments previously recognized on securities impaired to fair value during the period (1)	—
Credit loss impairments recognized in the current period on securities not previously impaired	314
Additional credit loss impairments recognized in the current period on securities previously impaired	—
Increases due to the passage of time on previously recorded credit losses	—

Balance, September 30, 2009	$5,651

(1)    Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(3)	Fair Value Measurements

The Company’s estimates of fair value for financial assets and financial liabilities are based on the framework established in ASC 320-10-65. The framework is based on the inputs used in valuation, gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available. The disclosure of fair value estimates in the ASC 320-10-65 hierarchy is based on whether the significant inputs into the valuation are observable. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect the Company’s significant market assumptions. The three levels of the hierarchy are as follows:

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

Valuation of Investments

The Company receives pricing from independent pricing services, and these are compared to prices available from sources accessed through the Bloomberg Professional System. The number of available quotes varies depending on the security; generally we obtain one quote for Level 1 investments, one to three quotes for Level 2 investments and one to two quotes, if available, for Level 3 investments. If there is a material difference in the prices obtained, further evaluation is made. Market prices and valuations from sources such as the Bloomberg system, TRACE and dealer offerings are used as a check on the prices obtained from the independent pricing services. Should a material difference exist, then an internal valuation is made. This occurs primarily with mortgage backed securities where the matrix pricing methodology used by the independent pricing service is too broad in its categorizations. This often involves differences in reasonable prepayment assumptions or significant differences in performance among issuers. In some cases, other external observable inputs such as credit default swap levels are used as input in the fair value analysis.

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

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The Company uses the following hierarchy for each instrument in total invested assets:

1.	The Company obtains a price from an independent pricing service.

2.	If no price is available from an independent pricing service for the instrument, the Company obtains a market price from a broker-dealer or other reliable source, such as Bloomberg.

3.	The Company then validates the price obtained by evaluating its reasonableness. The Company’s review process includes quantitative analysis (i.e., credit spreads and interest rate and prepayment fluctuations) and initial and ongoing evaluations of methodologies used by outside parties to calculate fair value and comparing the fair value estimates to its knowledge of the current market. If a price provided by a pricing service is considered to be materially different from the other indications that are obtained, the Company will make a determination of the proper fair value of the instrument based on data inputs available.

4.	In order to determine the proper ASC 320-10-65 classification for each instrument, the Company obtains from its independent pricing service the pricing procedures and inputs used to price the instrument. The Company analyzes this information, taking into account asset type, rating and liquidity, to determine what inputs are observable and unobservable in order to determine the proper ASC 320-10-65 level. For those valued internally, a determination is made as to whether all relevant inputs are observable or unobservable in order to classify correctly.

All of the Company’s Level 1 and Level 2 invested assets held at September 30, 2009 were priced using either independent pricing services or available market prices to determine fair value. The Company classifies such instruments in active markets as Level 1 and those not in active markets as Level 2. The Preferred stocks in Level 3 were auction preferred instruments and were classified in Level 3 because the market in which they trade remains very inactive. The Corporate bonds in Level 3 are private placements which rarely trade and the issuers have no other debt outstanding to provide a valuation benchmark.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the fair value measurements of the investment portfolio by major security type on a recurring basis at September 30, 2009 classified by ASC 320-10-65 valuation hierarchy:

	September 30, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Amounts in thousands)
Assets:
U.S. Treasury	$5,253	5,253	—	—
U.S. government agencies	4,006	—	4,006	—
Corporate bonds	89,158	5,422	81,636	2,100
Asset backed	9,780	—	9,780	—
Mortgage backed	35,732	—	27,511	8,221

Total available-for-sale securities	143,929	10,675	122,933	10,321
Bonds, trading	278	278	—	—
Preferred stocks	3,992	321	—	3,671
Common stocks, available for sale	350	350	—	—
Common stocks, trading	25	25	—	—
Certificates of deposit	185	185	—	—
Short-term investments	41,673	27,419	14,254	—

Total assets classified by ASC 320-10-65	$190,432	39,253	137,187	13,992

Percentage of total	100%	21%	72%	7%

The changes in Level 3 assets measured at fair value on a recurring basis for the nine months ended September 30, 2009 are summarized below (amounts in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Auction Preferred
(Amounts in thousands)
Balance at January 1, 2009	$12,797
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	(314)
Included in other comprehensive income	702
Purchases, issuances, and settlements	—
Transfers in (out) of Level 3	807

Balance at September 30, 2009	$13,992

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The preceding table of Level 3 assets begins with the prior period balance and adjusts the balance for the gains or losses (realized and unrealized) that occurred during the current period. Any new purchases that are identified as Level 3 securities are then added and any sales of securities which were previously identified as Level 3 are subtracted. Next, any securities which were previously identified as Level 1 or Level 2 securities and which are currently identified as Level 3 are added. Finally, securities which were previously identified as Level 3 and which are now designated as Level 1 or as Level 2 are subtracted. The ending balance of the Level 3 securities presented above represent our best estimates and may not be substantiated by comparisons to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.

The Company wrote down $314,000 in Alt-A securities (Level 3) for the nine months ended September 30, 2009 that were determined to have had an other-than-temporary credit related impairment charge.

Certain financial instruments and all non-financial instruments are not required to be disclosed. Therefore, the aggregate fair value amounts presented do not purport to represent our underlying value.

(4)	Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes net unrealized investment losses, net of deferred income taxes. The table below provides information about comprehensive income (loss) for the nine months ended September 30, 2009 and the year ended December 31, 2008 (amounts in thousands):

	2009	2008
Decrease (increase) in unrealized investment losses during the period	$7,026	(12,261)
Less: Other-than-temporary impairment losses recognized in earnings	(314)	(5,671)

Increase (decrease) in net unrealized investment losses during the period	7,340	(6,590)
Deferred Federal income tax expense (benefit)	2,471	(2,240)

Other comprehensive income (loss)	4,869	(4,350)

Net income (loss)	3,828	(3,450)

Comprehensive income (loss)	$8,697	(7,800)

The following table provides accumulated balances related to each component of accumulated other comprehensive loss at September 30, 2009 (amounts in thousands):

	Unrealized (Loss) Gain on Non-Impaired Securities	Unrealized Loss on Impaired Securities	Deferred Federal Income Tax	Total
Accumulated other comprehensive loss, beginning of period	$(7,331)	—	2,492	(4,839)
Cumulative impact of adoption of ASC 320-10-65-1	—	(17)	6	(11)
Other comprehensive gain (loss)	9,177	(1,837)	(2,471)	4,869

Accumulated other comprehensive loss, end of period	$1,846	(1,854)	27	19

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(5)	Cumulative Impact of Adoption of ASC 320-10-65-1

Pursuant to ASC 320-10-65-1, the Company reviewed all previously-recorded other-than-temporary impairments of securities and developed an estimate of the portion of such impairments using a methodology consistent with that applied to the current period other-than-temporary bifurcation of credit and non-credit. As a result, the Company determined that $17,000 in previously recorded other-than-temporary impairment had been due to non-credit impairments.

The process used by the Company in estimating the portion of previously recorded other-than-temporary impairments due to credit is consistent with the methodology employed for those securities determined to be other-than-temporarily impaired for the nine months ended September 30, 2009. Specifically, if the security is unsecured, secured by an asset or includes a guaranty of payment by a third party, the estimate of the portion of impairment due to credit was based upon a comparison of S&P ratings and maturity for the security. This information is used to determine the Company’s best estimate, derived from probability-weighted cash flows.

In the implementation of ASC 320-10-65-1, the Company recorded an opening balance adjustment that decreased Accumulated deficit in the amount of $11,000 and increased Accumulated other comprehensive loss in the amount of $11,000 related to non-credit impairments taken in prior periods, net of tax.

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

The carrying value on the Note payable was $900,000 at September 30, 2009 and December 31, 2008. On November 21, 2008, the Company and the lender amended the credit agreement, and the Company paid the principal balance down to $900,000. The amendment changed the interest rate to 2.75% over the three month LIBOR, with a minimum of 4%, deleted provisions requiring the Company to achieve and maintain a specified ratio of earnings to fixed charges, increased the minimum levels of capital required to be maintained by GAN and MGA and provided that, in lieu of monthly principal amortization of the balance of the outstanding credit, all principal will be due at maturity on September 30, 2010. Interest expense of $9,000 and $23,000 was recorded for the three months ended September 30, 2009 and 2008, respectively, and $27,000 and $72,000 for the nine months ended September 30, 2009 and 2008, respectively. The Company paid $28,000 and $76,000 during the nine months ended September 30, 2009 and 2008, respectively.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(7)	Subordinated Debentures

In January 2006, GAN issued $25,000,000 of 30-year subordinated debentures. They require quarterly interest payments at a floating interest rate equal to the 3-month LIBOR plus a margin of 3.85%. They will mature on March 31, 2036 and are redeemable at GAN’s option beginning after March 31, 2011, in whole or in part, at the liquidation amount of $1,000 per debenture. For the three months ended September 30, 2009 and 2008, the Company recorded net interest expense of $279,000 and $416,000, respectively, and $926,000 and $1,361,000 for the nine months ended September 30, 2009 and 2008, respectively. The Company paid $951,000 and $1,400,000 during the nine months ended September 30, 2009 and 2008, respectively.

In December 2006, GAN issued $18,000,000 of 30-year subordinated debentures. They require quarterly interest payments at a floating interest rate equal to the 3-month LIBOR plus a margin of 3.75%. They will mature on March 15, 2037 and are redeemable at GAN’s option beginning after March 15, 2012, in whole or in part, at the liquidation amount of $1,000 per debenture. For the three months ended September 30, 2009 and 2008, the Company recorded net interest expense of $199,000 and $300,000, respectively, and $678,000 and $975,000 for the nine months ended September 30, 2009 and 2008, respectively. The Company paid $705,000 and $1,005,000 during the nine months ended September 30, 2009 and 2008, respectively.

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

As of September 30, 2009 and December 31, 2008, the balance in escrow accounts under reinsurance arrangements totaled $14,917,000 and $23,295,000, respectively.

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

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Effective December 31, 2000, the Company entered into a reserve reinsurance cover agreement with a non-affiliated reinsurer. This agreement reinsures the Company’s ultimate net aggregate liability in excess of $32,500,000 up to an aggregate limit of $89,650,000 for net commercial auto liability losses and loss adjustment expense incurred but unpaid as of December 31, 2000. At September 30, 2009 and December 31, 2008, deferred reinsurance gains of $106,000 and $119,000, respectively, have been recorded in Other liabilities. For the third quarter and the first nine months of 2009, $3,000 and $10,000, respectively, was recorded in Other income. For the first nine months of 2008, $11,000 was recorded in Other income. Since its inception at December 31, 2000, $8,944,000 has been recorded in Other income, which represents the reserve development under the reserve reinsurance cover agreement. The remaining deferred gain will be recognized in income in future periods based upon the ratio of claims paid in the $57,150,000 layer to the total of the layer. The reinsurer remains responsible for reimbursing the Company for claim payments covered under this agreement.

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

The amounts deducted in the Unaudited Condensed Consolidated Statements of Operations for reinsurance ceded for the three months and nine months ended September 30, 2009 and 2008, respectively, are set forth in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(Amounts in thousands)
Premiums earned – nonstandard personal auto	$491	371	1,427	956

Premiums earned – runoff	$—	—	(261)	28

Claims and claim adjustment expenses incurred – runoff	$(64)	5	(57)	(270)

The Company remains directly liable to its policyholders for all policy obligations and the reinsuring companies are obligated to the Company to the extent of the reinsured portion of the risks.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(9)	Claims and Claim Adjustment Expenses

The following table sets forth the changes in unpaid claims and claim adjustment expenses, as shown in the Company’s condensed consolidated financial statements for the periods indicated:

	September 30, 2009	December 31, 2008
	(Amounts in thousands)
Unpaid claims and claim adjustment expenses, beginning of period	$75,482	74,694
Less: Ceded unpaid claims and claim adjustment expenses, beginning of period	2,405	8,694

Net unpaid claims and claim adjustment expenses, beginning of period	73,077	66,000

Net claims and claim adjustment expense incurred related to:
Current period	110,009	126,599
Prior periods	(6,276)	2,963

Total net claim and claim adjustment expenses incurred	103,733	129,562

Net claims and claim adjustment expenses paid related to:
Current period	61,854	79,053
Prior periods	39,964	43,432

Total net claim and claim adjustment expenses paid	101,818	122,485

Net unpaid claims and claim adjustment expenses, end of period	74,992	73,077
Plus: Ceded unpaid claims and claim adjustment expenses, end of period	2,984	2,405

Unpaid claims and claim adjustment expenses, end of period	$77,976	75,482

The favorable development of $6,276,000 for prior periods net claims and claim adjustment expense incurred in 2009 was attributable to nonstandard personal auto in the South Central ($2,636,000) and Southwest ($1,957,000) regions and to the runoff lines ($2,447,000). The increase in the unpaid claims and claim adjustment expenses during 2008 was primarily the result of unfavorable development recorded for the nonstandard personal auto lines of $4,385,000. The Company’s growth and the associated risks and uncertainties made it difficult to estimate ultimate claims liabilities, and the unfavorable development occurred as the Company revised previous estimates to reflect current claims data.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(10)	Shareholders’ Equity

A one-for-five reverse split of the Company’s Common Stock was approved by shareholders in May of 2009 and became effective in June of 2009. Each five shares of the Company’s outstanding Common Stock, par value $0.10 per share were converted into one share of Common Stock, par value $0.10 per share, and the number of authorized shares of Common Stock was reduced proportionately. At September 30, 2009, the Company has authorized 12,500,000 shares of Common Stock, of which 5,039,432 shares were issued and 4,785,398 shares were outstanding. At September 30, 2009, the Company held 254,034 shares as treasury stock.

As a result of the one-for-five reverse split of Common Stock in June 2009, the numbers of shares of Common Stock authorized, issued and outstanding at December 31, 2008 were retroactively adjusted to 12,500,000, 5,039,549 and 4,786,920, respectively. Treasury stock held at December 31, 2008 was retroactively adjusted to 252,729. At September 30, 2009 and December 31, 2008, Goff Moore Strategic Partners, LP owned approximately 34% of the outstanding Common Stock, Robert W. Stallings owned approximately 23% and James R. Reis owned approximately 12%.

Statutes in Texas restrict the payment of dividends by MGA to the surplus derived from net profits. At September 30, 2009, no dividends are available without regulatory approval.

The following table reflects changes in the number of shares of Common Stock issued and outstanding as of September 30, 2009 and December 31, 2008, retroactively adjusted for the reverse stock split, as discussed above:

	2009	2008
Shares outstanding
Balance at beginning of period	4,786,820	5,001,870
Stock issued	—	15,332
One-for-five reverse stock split	(116)	—
Treasury stock acquired	(1,306)	(230,382)

Balance at end of period	4,785,398	4,786,820

In November 2007, the Board of Directors of the Company authorized the repurchase of up to $5 million worth of the Company’s Common Stock. Repurchase may be made from time to time in both the open market and through negotiated transactions. The value of shares that may yet be purchased under the plan is $1,859,354.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(11)	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(Amounts in thousands, except per share amounts)
Numerator
Net income (loss)	$169	(4,424)	3,828	(3,290)
Numerator for basic earnings (loss) per share – income(loss) available to common shareholders	$169	(4,424)	3,828	(3,290)

Numerator for diluted earnings (loss) per share – income (loss) available to common shareholders after assumed conversions	$169	(4,424)	3,828	(3,290)

Denominator:
Denominator for basic earnings (loss) per share – weighted average common shares outstanding	4,785	4,846	4,785	4,909

Denominator for diluted earnings (loss) per share – adjusted weighted average common shares outstanding & assumed conversions	4,785	4,846	4,785	4,909

Basic earnings (loss) per share	$.04	(.91)	.80	(.67)

Diluted earnings (loss) per share (1)	$.04	(.91)	.80	(.67)

(1)    Weighted average common shares for all periods presented have been retroactively adjusted for the reverse stock split in June 2009. Options can be exercised to purchase an aggregate of 15,808 shares of Common Stock, adjusted for the reverse stock split in June 2009. Warrants can be exercised to purchase an aggregate of 77,500 shares of Common Stock, adjusted for the reverse stock split in June 2009. Options and warrants are convertible or exercisable at prices in excess of the price of the Common Stock on September 30, 2009.

(12) Benefit Plans

2005 Long-Term Incentive Compensation Plan (“2005 Plan”)

The following share amounts for all periods presented have been retroactively adjusted for a one-for-five reverse stock split that was approved by shareholders in May of 2009 and became effective in June of 2009. The 2005 Plan provides for a maximum of 404,000 shares of Common Stock to be available. There are two types of awards, restricted stock units (“RSU”) and restricted stock. The RSU awards are intended for key employees of the Company and are based on the completion of the related service period and the attainment of specific performance criteria. The fair value of the RSU and restricted stock awards is measured using the closing price of GAN’s Common Stock on the grant date, or if the grant has been subsequently modified, on the modification date, and is recognized as compensation expense over the vesting period of the awards in the Underwriting and operating expense line item, consistent with other compensation to these employees. The Company recognizes compensation expense for awards based on whether the related service period and performance period achievements are considered probable at the time of measurement and in accordance with the guidance in ASC 718-10-25. The 2005 Plan will terminate on December 31, 2010, unless it is terminated earlier by the Board, but awards outstanding on that date would continue in effect.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Restricted Stock Units

The following table outlines the Company’s RSU activity for the three and nine months ended September 30, 2009 and 2008:

	Three months ended September 30,
	2009		2008
	RSU’s Outstanding	Unrecognized Grant Date Fair Value	RSU’s Outstanding	Unrecognized Grant Date Fair Value
	(Amounts in thousands, except share amounts)
Beginning of Period	243,600	$3,382	176,962	$6,581
New awards	—	—	66,638	983
Change in assumptions, including forfeitures	—	—	—	(4,061)
Payments	—	—	—	—
Vested shares	—	—	—	—
Actual forfeitures	—	—	—	—
Expense recognized	—	(42)	—	(64)

End of Period	243,600	$3,340	243,600	$3,439

	Nine months ended September 30,
	2009		2008
	RSU’s Outstanding	Unrecognized Grant Date Fair Value	RSU’s Outstanding	Unrecognized Grant Date Fair Value
	(Amounts in thousands, except share amounts)
Beginning of Period	243,600	$3,409	176,962	$6,631
New awards	—	—	66,638	983
Change in assumptions, including forfeitures	—	—	—	(4,061)
Payments	—	—	—	—
Vested shares	—	—	—	—
Actual forfeitures	—	—	—	—
Expense recognized	—	(69)	—	(114)

End of Period	243,600	$3,340	243,600	$3,439

Under the 2005 Plan, 66,638 RSUs shown as granted during the nine months ended September 30, 2008 by the Compensation Committee could be awarded for results of the performance period ending December 31, 2010. The closing price of GAN’s Common Stock on the date of grant was $14.75 per share. The number of RSUs to be awarded will be estimated on a regular basis based on forecasts of expected future results for the performance period. As of September 30, 2009, the estimate of RSUs to be awarded under these grants is zero, as the performance period future results are not considered probable at this time. The actual number of RSUs to be awarded for the performance period may be less than the 66,638.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

For awards that have been modified, compensation expense is recognized if the award ultimately vests under the modified vesting conditions or would have vested under the original vesting conditions. As of September 30, 2009, no RSUs have vested. Vested RSUs remain outstanding until the completion of the full service period of the RSU awards, remain subject to the certification by the Compensation Committee, and, under certain circumstances, would be subject to forfeiture.

The following table summarizes RSUs outstanding and the unrecognized grant date fair value of such RSUs at September 30, 2009, for each award period (amounts in thousands, except per share amounts):

Award Date and Cycle (performance period ends December 31, 2010 for all)	RSU’s Outstanding	Unrecognized Grant Date Fair Value
RSU awards granted in 2005	157,475	$2,074
RSU awards granted in 2006	5,000	69
RSU awards granted in 2007	14,487	214
RSU awards granted in 2008	66,638	983

Total at September 30, 2009	243,600	$3,340

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

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table outlines the Company’s restricted stock activity under the 2005 Plan for the three months and nine months ended September 30, 2009 and 2008:

	Three months ended September 30,
	2009		2008
	Restricted Stock Outstanding	Unrecognized Grant Date Fair Value	Restricted Stock Outstanding	Unrecognized Grant Date Fair Value
	(Amounts in thousands, except share amounts)
Beginning of Period	12,700	$95	2,500	$43
New awards	—	—	—	—
Change in assumptions, including forfeitures	—	—	—	—
Payments	—	—	—	—
Vested shares	—	—	—	—
Actual forfeitures	—	—	—	—
Expense recognized	—	(16)	—	(5)

End of Period	12,700	$79	2,500	$38

	Nine months ended September 30,
	2009		2008
	Restricted Stock Outstanding	Unrecognized Grant Date Fair Value	Restricted Stock Outstanding	Unrecognized Grant Date Fair Value
	(Amounts in thousands, except share amounts)
Beginning of Period	12,700	$134	2,500	$53
New awards	—	—	—	—
Change in assumptions, including forfeitures	—	—	—	—
Payments	—	—	—	—
Vested shares	—	—	—	—
Actual forfeitures	—	—	—	—
Expense recognized	—	(55)	—	(15)

End of Period	12,700	$79	2,500	$38

1998 Long-Term Incentive Plan (“98 Plan”)

At September 30, 2009, the Company had one plan under which options to purchase shares of GAN’s Common Stock could be granted. The 98 Plan will terminate in 2010, the aggregate number of shares of Common Stock that may be issued under the 98 Plan is limited to 50,000, and options to purchase 15,808 shares were outstanding under this Plan at September 30, 2009. There were no options granted during any of the periods presented.

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

The following tables present a summary of segment profit (loss) for the three months ended September 30, 2009 and 2008:

	Three months ended September 30, 2009
	Nonstandard Personal Auto Lines	Runoff Lines	Other	Total
	(Amounts in thousands)
Gross premiums written	$45,739	—	—	45,739

Net premiums earned	$47,363	—	—	47,363
Net investment income	728	32	944	1,704
Realized investment gains (losses), net:
Other-than-temporary impairment losses	—	—	(120)	(120)
Other-than-temporary impairment losses transferred to Other comprehensive loss	—	—	—	—
Other realized investment gains, net	—	—	811	811

Total realized investment gains, net	—	—	691	691

Agency revenues	3,430	—	—	3,430
Other (expense) income, net	(6)	3	—	(3)
Expenses, excluding interest expense	(51,148)	879	(2,240)	(52,509)
Interest expense, net	—	—	(487)	(487)

Income (loss) before Federal income taxes	$367	914	(1,092)	189

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Three months ended September 30, 2008
	Nonstandard Personal Auto Lines	Runoff Lines	Other	Total
	(Amounts in thousands)
Gross premiums written	$47,664	—	—	47,664

Net premiums earned	$44,070	—	—	44,070
Net investment income	703	80	1,208	1,991
Realized investment losses, net:
Other-than-temporary impairment losses	—	—	(5,027)	(5,027)
Other-than-temporary impairment losses transferred to Other comprehensive loss	—	—	—	—
Other realized investment losses, net	—	—	(689)	(689)

Total realized investment losses, net	—	—	(5,716)	(5,716)

Agency revenues	3,077	—	—	3,077
Other (expense) income, net	(7)	12		5
Expenses, excluding interest expense	(44,902)	(260)	(1,882)	(47,044)
Interest expense, net	—	—	(739)	(739)

Income (loss) before Federal income taxes	$2,941	(168)	(7,129)	(4,356)

The following tables present a summary of segment profit (loss) for the nine months ended September 30, 2009 and 2008:

	Nine months ended September 30, 2009
	Nonstandard Personal Auto Lines	Runoff Lines	Other	Total
	(Amounts in thousands)
Gross premiums written	$143,890	—	—	143,890

Net premiums earned	$141,242	261	—	141,503
Net investment income	2,064	142	2,853	5,059
Realized investment gains (losses), net:
Other-than-temporary impairment losses	—	—	(2,675)	(2,675)
Other-than-temporary impairment losses transferred to Other comprehensive loss	—	—	2,361	2,361
Other realized investment gains, net	—	—	1,514	1,514

Total realized investment gains, net	—	—	1,200	1,200

Agency revenues	10,014	—	—	10,014
Other (expense) income, net	(38)	12	—	(26)
Expenses, excluding interest expense	(147,853)	2,328	(6,683)	(152,208)
Interest expense, net	—	—	(1,631)	(1,631)

Income (loss) before Federal income taxes	$5,429	2,743	(4,261)	3,911

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Nine months ended September 30, 2008
	Nonstandard Personal Auto Lines	Runoff Lines	Other	Total
	(Amounts in thousands)
Gross premiums written	$139,391	—	—	139,391

Net premiums earned	$132,015	(28)	—	131,987
Net investment income	2,036	283	3,601	5,920
Realized investment losses, net:
Other-than-temporary impairment losses	—	—	(5,027)	(5,027)
Other-than-temporary impairment losses transferred to Other comprehensive loss	—	—	—	—
Other realized investment losses, net	—	—	(650)	(650)

Total realized investment losses, net	—	—	(5,677)	(5,677)

Agency revenues	9,255	—	—	9,255
Other (expense) income, net	(38)	70	7	39
Expenses, excluding interest expense	(136,618)	520	(6,274)	(142,372)
Interest expense, net	—	—	(2,408)	(2,408)

Income (loss) before Federal income taxes	$6,650	845	(10,751)	(3,256)

(14)	Commitments and Contingencies

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

Off-balance-sheet-risk

The Company does not have any financial instruments where there is off-balance-sheet-risk of accounting loss due to credit or market risk. There is credit risk in the premiums receivable and reinsurance balances receivable of the Company. At September 30, 2009 and December 31, 2008, the Company did not have any claims receivables by individual non-affiliated reinsurers that were material with regard to shareholders’ equity.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(15)	Leases

The following table summarizes the Company’s lease obligations as of September 30, 2009:

	Payments due by period
	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
	(Amounts in thousands)
Total operating leases	$9,040	2,740	3,279	2,076	945

Rental expense for the Company was $480,000 and $418,000 for the three months ended September 30, 2009 and 2008, respectively, and $1,461,000 and $1,387,000 for the nine months ended September 30, 2009 and 2008, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion in this Item includes forward-looking statements and should be read in the context of the risks, uncertainties and other variables referred to below under the caption “Forward-Looking Statements.”

Business Operations

Overview

The Company reported net income of $0.2 million for the third quarter of 2009, compared to a net loss of $4.4 million for the third quarter of 2008. The Company reported net income of $3.8 million for the first nine months ended September 30 2009, compared to net loss of $3.3 million for the nine months ended September 30 2008. For the first nine months of 2009, the Company recorded net realized gains of approximately $1.2 million on investments; which includes approximately $2.7 million related to write downs for other-than-temporary declines in fair value of various investments of which $2.4 million of the other-than-temporary impairment was recognized in other comprehensive income (loss), a component of shareholders’ equity. In the third quarter of 2008, the Company recorded net realized losses of approximately $5.7 million; approximately $5.0 million related to write downs for other-than-temporary declines in fair value of various investments including $3.7 million from auction preferred securities backed by preferred stock of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”). Net premiums earned were $47.4 million and $44.1 million in the third quarter of 2009 and 2008, respectively, and were $141.5 million and $132.0 million for the nine months ended September 30, 2009 and 2008, respectively. Gross premiums written were $45.7 million and $47.7 million in the third quarter of 2009 and 2008, respectively, and were $143.9 million and $139.4 million for the nine months ended September 30, 2009 and 2008, respectively.

As of September 30, 2009, the statutory surplus of its insurance subsidiary was $93.8 million compared to $89.8 million as of December 31, 2008. The unpaid claims and claim adjustment expenses was $78.0 million at September 30, 2009 and $75.5 million at December 31, 2008, of which unpaid claims and claim adjustment expenses attributable to ongoing nonstandard personal automobile lines was $71.9 million and $66.0 million, respectively.

As discussed further below, the Company experienced an increase in its C & CAE ratio for nonstandard personal auto insurance in the third quarter of 2009 (77.8%) as compared with the third quarter of 2008 (73.3%). For the nine months ended September 30, 2009, the Company experienced a C & CAE ratio for nonstandard personal auto insurance of 75.2% as compared with the nine months ended September 30, 2008 of 74.3%. We believe the increase in the C & CAE ratio for the 2009 periods as compared to the 2008 periods is primarily due to an increase in accident frequency, particularly in Florida. The Company’s ability to maintain or improve upon this C & CAE ratio is subject to the significant risks and uncertainties identified in the Annual Report on Form 10-K for the year ended December 31, 2008 (the “Form 10-K”), including the risks associated with growth in premiums and the fact that new business generally produces higher claims ratios than renewal business. In addition, the Company has encountered an increase in potential claims fraud in Florida and other markets, which has led to an increase in reported frequency, a higher number of open claims and potentially higher claims costs; see ITEM 1A. Risk Factors in the Form 10K.

The Company markets its policies through approximately 4,800 independent agency locations in Arizona, Florida, Georgia, Nevada, New Mexico, South Carolina and Texas and one general agency in California that markets through approximately 900 insurance broker locations.

A one-for-five reverse split of the Company’s Common Stock, which was approved by shareholders in May of 2009, became effective in June of 2009. See “Capital Transactions – 2009 One-for-Five Reverse Split of Common Stock.”

The following table presents selected financial information in thousands of dollars:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(Amounts in thousands)
Gross premiums written	$45,739	47,664	143,890	139,391

Net premiums earned	$47,363	44,070	141,503	131,987

Net income (loss)	$169	(4,424)	3,828	(3,290)

GAAP C & CAE ratio (1)	75.8%	73.4%	73.3%	73.4%
GAAP Expense ratio (2) (3)	26.2%	24.5%	25.6%	25.5%

GAAP Combined ratio (2)	102.0%	97.9%	98.9%	98.9%

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

We believe product enhancements, rate adjustments and expanding marketing efforts in the Southeast and South Central regions during the first six months of 2009 are the main reasons for the increase in gross premiums written and net premiums earned for the comparative nine month periods. This increase in the C & CAE ratio between the comparable quarters was mentioned previously. The C & CAE ratio for the first nine months of 2009 from the first nine months of 2008 remained relatively constant due to favorable development for claims occurring in prior accident years in the personal auto and runoff lines offsetting increased accident frequency, particularly in Florida.

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

Discontinuance of Commercial Lines

The Company continues to settle and reduce its inventory of commercial lines claims. As of September 30, 2009, in respect of its runoff lines, the Company had $3.0 million in net unpaid claims and claim adjustment expenses (“C & CAE”) compared to $7.1 million as of December 31, 2008. For the periods presented, the Company has recorded favorable development in unpaid C & CAE from the runoff lines with the settlement and reduction in the inventory of commercial lines claims. See “Results of Operations – Claims and claim adjustment expenses.” Due to the long tail and litigious nature of these claims, the Company anticipates it will take a substantial number of years to complete the adjustment and settlement process with regard to existing claims and the additional claims it expects to receive in the future from its past business writings. Most of the remaining claims are in suit and the Company’s future results may or may not be impacted either negatively or positively based on its ability to settle the remaining claims and new anticipated claims within its established reserve levels.

Results of Operations

The discussion below primarily relates to the Company’s insurance operations, although the selected consolidated financial data appearing elsewhere is on a consolidated basis. The expense item “Underwriting and operating expenses” includes the operating expenses of the holding company, GAN.

Revenue

Gross premiums written in the third quarter of 2009 decreased 4% as compared to the third quarter of 2008 and increased 3% for the first nine months of 2009 as compared to the first nine months of 2008. We believe the primary reasons for the decrease between comparable quarters to be the result of planned reductions of unprofitable segments in Florida and cancellation of some large agencies in Arizona. We believe the primary reasons for the increase in the first nine months of 2009 to be the result of product enhancements, rate adjustments and expanding marketing efforts in the Southeast and South Central regions during the first six months of 2009. The Company took steps in the second and third quarter of 2009 to reduce premiums in Florida to address increasing claims frequency trends and indications of claims fraud. The following table presents gross premiums written by region in thousands of dollars:

	Three months ended September 30,				Nine months ended September 30,
	2009		2008		2009		2008
	(Amounts in thousands)
Region:
Southeast (Florida, Georgia, South Carolina)	$26,019	57%	28,956	61%	87,010	60%	81,378	58%
South Central (Texas)	12,842	28	11,133	23	33,996	24	34,240	25
Southwest (Arizona, Nevada, New Mexico)	6,553	14	7,138	15	21,688	15	22,009	16
West (California)	325	1	437	1	1,196	1	1,764	1

Total	$45,739	100%	47,664	100%	143,890	100%	139,391	100%

The percent of premium (decrease) increase by region for 2009 from 2008 is as follows: Quarterly, Southeast (10)%, South Central 15%, Southwest (8)% and West (26)%; Nine months, Southeast 7%, South Central (1)%, Southwest (1)% and West (32)%. Net premiums earned increased 7% in the third quarter of 2009 from the third quarter of 2008 and increased 7% in the first nine months of 2009 from the first nine months of 2008 primarily as a result of an increase in gross premiums written in the previous two quarters from the respective prior years’ comparable quarters.

Net investment income decreased $287,000 (14%) in the third quarter of 2009 from the third quarter of 2008 and decreased $861,000 (15%) in the first nine months of 2009 from the first nine months of 2008, primarily due to the decline in short-term interest rates. At September 30, 2009, Bonds comprised 75% of Investments versus 64% at September 30, 2008. The annualized return on average investments was 3.7% for the first nine months of 2009 versus 4.6% for the first nine months of 2008.

In the third quarter of 2009 and first nine months of 2009, the Company recorded net realized gains of approximately $691,000 and $1,200,000, respectively, which included approximately $120,000 and $314,000 in net realized losses related to other-than-temporary impairments of various investments. For the first nine months of 2009, the Company recorded approximately $2,675,000 related to write downs for other-than-temporary declines in fair value of various investments of which $2,361,000 of the other-than-temporary impairment was recognized in other comprehensive income (loss), a component of shareholders’ equity, due to the adoption of ASC 320-10-65-1. In the third quarter of 2008, the Company recorded net realized losses of approximately $5,716,000, approximately $5,027,000 related to write downs for other-than-temporary declines in fair value of various investments, including approximately $3,748,000 from auction preferred securities backed by preferred stock of Fannie Mae and Freddie Mac that are included in short-term investments.

Agency revenues increased $353,000 (11%) in the third quarter of 2009 from the third quarter of 2008, and increased $759,000 (8%) in the first nine months of 2009 from the first nine months of 2008 primarily as a result of the increase in writings in the previous two quarters from the respective prior years’ comparable quarters. Agency revenues are primarily fees charged on insureds’ premiums due.

Expenses

Claims and claim adjustment expenses increased $3,551,000 (11%) in the third quarter of 2009 as compared with the third quarter of 2008. The C & CAE ratio was 75.8% in the third quarter of 2009 versus 73.4% in the third quarter of 2008. The runoff lines recorded favorable development for prior accident years of approximately $926,000 in the third quarter of 2009 versus unfavorable development of $76,000 in the third quarter of 2008. The C & CAE ratio for nonstandard personal auto was 77.8% for the third quarter of 2009 versus 73.3% for the third quarter of 2008. The increase in the C & CAE ratio in the third quarter of 2009 from the third quarter of 2008 was primarily due to an increase in accident frequency, particularly in Florida.

Claims and claims adjustment expenses increased $6,898,000 (7%) in the first nine months of 2009 from the first nine months of 2008. The C & CAE ratio was 73.3% in the first nine months of 2009 versus 73.4% in the first nine months of 2008. The runoff lines recorded favorable development for prior accident years of approximately $2,447,000 in the first nine months of 2009 and $1,247,000 during the first nine months of 2008. The C & CAE ratio for nonstandard personal auto was 75.2% for the first nine months of 2009 versus 74.3% for the first nine months of 2008. The increase in the C & CAE ratio for the first nine months of 2009 was primarily due to an increase in accident frequency, particularly in Florida.

The following table presents the (unfavorable) favorable development in nonstandard personal auto for claims occurring in prior accident years for each region in the third quarter and first nine months of 2009:

	Three months ended September 30, 2009	Nine months ended September 30, 2009
	(Amounts in thousands)
Region:
Southeast (Florida, Georgia, South Carolina)	$(678)	$(727)
South Central (Texas)	984	2,636
Southwest (Arizona, Nevada, New Mexico)	122	1,957
West (California)	12	(37)

Net favorable development	$440	$3,829

The net favorable development for prior accident years for nonstandard personal auto in the third quarter of 2009 is primarily the result of actual and projected decreases in severity associated with most of our coverages, particularly material damage claims. The favorable development for prior accident years was offset by approximately $1,386,000 recognized in the first nine months of 2009 relating to “extra-contractual” claims, in which claimants seek to recover amounts significantly in excess of applicable policy limits. In the first nine months of 2008, the Company incurred “extra-contractual” claims of approximately $385,000 primarily related to prior accident years; see ITEM 1A. Risk Factors – “Litigation may adversely affect our financial condition, results of operations and cash flows” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

We believe it is reasonably likely that our loss costs could increase or decrease by 2% from current estimates, as remaining claims are recorded and resolved. Loss costs reflect the incurred loss per unit of exposure and are the product of frequency and severity. A 2% increase or decrease in our loss costs would result in unfavorable or favorable development of $10.2 million (based on C & CAE incurred as of September 30, 2009). This estimate of sensitivity is informational only, is not a projection of future results and does not take into account possible effects of extraordinary litigation events (such as class action claims).

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

Policy acquisition costs include commissions, premium taxes, marketing and underwriting expenses and the amortization of the premium deficiency. The expenses are charged to operations over the period in which the related premiums are earned. The increase of $669,000 (10%) in the third quarter of 2009 from the third quarter of 2008 and of $1,207,000 (5%) in the first nine months of 2009 from the first nine months of 2008 was primarily due to increases in marketing expenses and the absence of amortization of a premium deficiency which occurred in the 2008 periods. The increase in marketing expenses occurred primarily as a result of an increase in underwriting reports and travel expenses. The marketing expenses are primarily salaries, telephone and travel expenses of our territory managers who oversee the efforts of the agents within a geographical area. Their time is focused on the supervision, relationship management and support of existing agents and recruiting new agents, as well as actively soliciting new business from these agents. Accordingly, these costs vary with and are primarily related to the acquisition of new and renewal insurance policies. The ratio of Policy acquisition costs to Net premiums earned was 16% for the third quarter of 2009 and 2008. It was 17% for the first nine months of 2009 and 2008.

Underwriting and operating expenses increased $1,245,000 (16%) in the third quarter of 2009 from the third quarter of 2008 and increased $1,731,000 (7%) in the first nine months of 2009 from the first nine months of 2008 primarily due to an increase in compensation, postage and write-offs of receivable balances. Underwriting and operating expenses as a percent of Net premiums earned and Agency revenues were 17% and 16% for the third quarter of 2009 and 2008, respectively, 17% for the first nine months of 2009 and 2008.

The decrease in interest expense of $252,000 (34)% in the third quarter of 2009 from the third quarter of 2008 and of $777,000 (32)% in the first nine months of 2009 from the first nine months of 2008 primarily due to the decline in the 3-month London Interbank Offered Rate for U.S. dollar deposits and its related impact on the interest expense of subordinated debentures.

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

As a result of the one-for-five reverse split of Common Stock in June 2009, the number of shares of Common Stock outstanding at December 31, 2008 was retroactively adjusted to 4,786,920. Treasury stock held at December 31, 2008 was retroactively adjusted to 252,729. At September 30, 2009 and December 31, 2008, Goff Moore Strategic Partners, LP owned approximately 34% of the outstanding Common Stock, Robert W. Stallings owned approximately 23% and James R. Reis owned approximately 12%.

Liquidity and Capital Resources

Parent Company

GAN provides administrative and financial services for its wholly owned subsidiaries. GAN needs cash during 2009 primarily for administrative expenses and interest on the Subordinated debentures and the Note payable. GAN has approximately $3.8 million in cash and marketable securities that can be used for general corporate purposes. Another source of cash to meet obligations is statutorily permitted dividend payments from its insurance subsidiary, which requires approval from the Texas Department of Insurance (see note 10 of Notes to Condensed Consolidated Financial Statements which appear in Item 1 of this Report). GAN believes the cash available from its cash and marketable securities, available dividends from its insurance subsidiary, if permitted, and dividends from its agency subsidiary should be sufficient to meet its expected obligations for 2009.

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

As a result of losses in prior years, as of September 30, 2009, the Company had net operating loss carryforwards for tax purposes aggregating $67,755,000. These net operating loss carryforwards of $6,584,000, $33,950,000, $13,687,000, $633,000, and $12,901,000, if not utilized, will expire in 2020, 2021, 2022, 2023 and 2027, respectively. As of September 30, 2009, the tax benefit of the net operating loss carryforwards is $23,037,000, which is calculated by applying the Federal statutory income tax rate of 34% against the net operating loss carryforwards of $67,755,000.

As of September 30, 2009 and December 31, 2008, the net deferred tax asset before valuation allowance was $28,488,000 and $32,397,000 and the valuation allowance was $28,467,000 and $29,905,000, respectively. The Company does not record a tax valuation allowance relating to the net unrealized losses on investments, excluding equity securities because it is more likely than not that these losses would be recouped or be utilized in future periods. The Company has the ability and it is the Company’s intent to fully recover the principal, which could require the Company to hold these securities until their maturity; therefore, the Company considers the impairment to be temporary.

Subsidiaries, Principally Insurance Operations

The primary sources of the insurance subsidiary’s liquidity are funds generated from insurance premiums, net investment income and maturing investments. The short-term investments and cash are intended to provide adequate funds to pay claims without selling fixed maturity investments. At September 30, 2009, the insurance subsidiary held short-term investments and cash that the insurance subsidiary believes are adequate for the payment of claims and other short-term commitments.

With regard to liquidity, the average duration of the investment portfolio is approximately 2.4 years. The fair value of the investment portfolio at September 30, 2009 was $9,000 above amortized cost, before taxes (see notes 2 and 3 of Notes to Condensed Consolidated Financial Statements which appear in Item 1 of this Report). Various insurance departments of states in which the Company operates require the deposit of funds to protect policyholders within those states. At September 30, 2009 and December 31, 2008, the balance on deposit for the benefit of such policyholders totaled $5,387,000 and $5,447,000, respectively.

Net cash provided by operating activities decreased to $7,731,000 in the first nine months of 2009 versus $9,346,000 in the first nine months of 2008. The decrease was primarily the result of a decrease in investment income due to the decline in short-term interest rates.

Investments and Cash increased in the first nine months of 2009 primarily as a result of net cash provided by operating activities and the increase in fair value of the investment securities. At September 30, 2009, 78% of the Company’s investments were rated investment grade. The average duration was approximately 2.4 years, including approximately 22% of the Investments that were held in Short-term investments. The Company classifies its bond securities as available for sale and trading. The net unrealized gains associated with the investment portfolio was $30,000 (net of tax effects) at September 30, 2009 (see note 2 of Notes to Condensed Consolidated Financial Statements which appear in Item 1 of this Report).

Deferred Federal income taxes include temporary differences and the tax asset from net operating loss carryforwards less a valuation allowance that fully reserves these two items, see “Liquidity and Capital Resources – Net Operating Loss Carryforwards.” The decrease is primarily due to the decrease in unrealized losses on investments, excluding common stocks.

Unpaid C & CAE increased primarily as a result of an increase in outstanding claims due to growth for the nonstandard personal automobile lines. As of September 30, 2009, the Company had $74,992,000 in net unpaid C & CAE (Unpaid C & CAE of $77,976,000 less Ceded unpaid C & CAE of $2,984,000). This amount represents management’s best estimate of the ultimate liabilities. The significant operational changes we have recently made in the nonstandard personal auto claims adjustment process and changing claims trends increase the uncertainties which exist in the estimation process and could lead to inaccurate estimates of claim and claim adjustment expense.

The reserve estimates were made by our in-house actuarial staff. An analysis provided by an independent actuarial firm is used to corroborate the methodologies used by the in-house actuarial staff.

As of September 30, 2009 and December 31, 2008, in respect of its runoff lines, the Company had $3,043,000 and $7,118,000, respectively, in net unpaid C & CAE. Historically, the Company has experienced significant volatility in its reserve projections for its commercial lines. This volatility has been primarily attributable to its commercial automobile and general liability product lines. On February 7, 2002, the Company announced it had decided to discontinue writing commercial lines insurance due to continued adverse claims development and unprofitable results. The Company has been settling and reducing its remaining inventory of commercial claims; see Business Operations – “Discontinuance of Commercial Lines.”

Unearned premiums increased primarily as a result of the increase in premium writings for the six months ended September 30, 2009 over the six months ended December 31, 2008.

Accounts payable increased primarily as a result of bonus accruals based on profitability in 2009.

Common stock decreased and Additional paid-in capital increased primarily as a result of a one-for-five reverse split of Common Stock that became effective in June of 2009; see “Capital Transaction” for a detailed discussion.

Accumulated deficit decreased due to the net income recorded during the first nine months of 2009.

Accumulated other comprehensive income (loss) increased as a result of an increase in the unrealized gains on investments, which is a result of improvements in the credit markets.

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

During the third quarter September 30, 2009, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

GAINSCO, INC.

Date: November 13, 2009	By:	/s/ Daniel J. Coots
Daniel J. Coots
Senior Vice President, Treasurer and Chief Financial Officer

INDEX OF EXHIBITS

Exhibit No.	Description
*3.1	Restated Articles of Incorporation of Registrant as filed with the Secretary of State of Texas on July 24, 1986 [Exhibit 3.1, filed in Registration Statement No. 33-7846 on Form S-1, effective November 6, 1986].

*3.2	Articles of Amendment to the Articles of Incorporation as filed with the Secretary of State of Texas on June 10, 1988 [Exhibit 3.2, filed in Registration Statement No. 33-25226 on Form S-1, effective November 14, 1988].

*3.3	Articles of Amendment to Articles of Incorporation as filed with the Secretary of State of Texas on August 13, 1993 [Exhibit 3.6, Form 10-K dated March 25, 1994].

*3.4	Articles of Amendment to Articles of Incorporation as filed with the Secretary of State of Texas on November 10, 2005 [Exhibit 3.8, Form 8-K filed November 16, 2005].

*3.5	Articles of Amendment to Articles of Incorporation as filed with the Secretary of State of Texas on June 8, 2009 [Exhibit 3.9, Form 8-K effective June 8, 2009].

*3.6	Statement of Resolution Establishing and Designating Series A Convertible Preferred Stock of Registrant as filed with the Secretary of State of the State of Texas on October 1, 1999 [Exhibit 99.18, Form 8-K dated October 7, 1999].

*3.7	Articles of Amendment to the Statement of Resolution Establishing and Designating the Series A Convertible Preferred Stock of Registrant as filed with the Secretary of State of Texas on January 21, 2005 [Exhibit 4.1, Form 8-K filed January 24, 2005].

*3.8	Bylaws of Registrant as amended through August 11, 2005. [Exhibit 3.8, Form 8-K dated August 15, 2005].

*3.9	Section 8.01 of the Bylaws of GAINSCO, INC., as amended on August 29, 2007 [Exhibit 3.8, Form 8-K filed August 31, 2007].

*4.1	Form of Common Stock Certificate [Exhibit 4.6, Form 10-K dated March 28, 1997].

*4.2	Agreement dated August 26, 1994 appointing Continental Stock Transfer & Trust Company transfer agent and registrar [Exhibit 10.28, Form 10-K dated March 30, 1995].

*4.3	Series B Common Stock Purchase Warrant dated as of October 4, 1999 between Registrant and Goff Moore Strategic Partners, L.P. (“GMSP”) [Exhibit 99.20, Form 8-K filed October 7, 1999].

*4.4	First Amendment to Series B Common Stock Purchase Warrant dated as of March 23, 2001 between Registrant and GMSP [Exhibit 99.22, Form 8-K/A filed March 30, 2001].

*4.5	Second Amendment to Series B Common Stock Purchase Warrant dated as of January 21, 2005 between Registrant and GMSP [Exhibit 10.10, Form 8-K filed January 24, 2005].

*4.6	Securities Exchange Agreement dated as of August 27, 2004 between Registrant and GMSP [Exhibit 10.1, Form 8-K filed August 30, 2004].

11.1	Statement regarding Computation of Per Share Earnings (the required information is included in note 9 of Notes to Condensed Consolidated Financial Statements included in this Report and no separate statement is, or is required to be, filed as an Exhibit).

31.1	Section 302 Certification of the Chief Executive Officer (certification required pursuant to Rule 13a-14(a) and 15d-14(a)) †.

31.2	Section 302 Certification of the Chief Financial Officer (certification required pursuant to Rule 13a-14(a) and 15d-14(a)) †.

32.1	Section 1350 Certification of the Chief Executive Officer (1).

32.2	Section 1350 Certification of the Chief Financial Officer (1).

* -	Exhibit has previously been filed with the Commission as an exhibit in the filing designated in brackets and is incorporated herein by this reference. Registrant’s file number for reports filed under the Securities Exchange Act of 1934 is 1-9828.
† -	Filed herewith.
(1)	Furnished herewith.