Form 10-K
period 2009-12-31
GAINSCO INC
filed 2010-03-31
CIK 786344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15 (d) of

The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of the Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained herein, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock ($.10 par value), the registrant’s only class of voting or non-voting common equity stock, held by non-affiliates of the registrant (1,293,653 shares) as of the close of the business on June 30, 2009 was $20,375,035 (based on the closing sale price of $15.75 per share on that date on the NYSE Amex).

As of March 22, 2010, there were 4,781,592 shares of the registrant’s Common Stock ($.10 par value) outstanding.

Incorporation by Reference

Portions of the Company’s Proxy Statement for its Annual Meeting of Shareholders expected to be held on May 26, 2010 are incorporated by reference herein in response to Items 10, 11, 12, 13 and 14 of Part III of Form 10-K.

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

Nonstandard personal auto insurance is usually purchased by drivers who do not meet an insurance company’s “standard” or “preferred” underwriting criteria. These drivers typically seek minimum required insurance coverage as required by state law and generally pay higher premiums than for standard policies. We write minimum and slightly higher coverage limits, nonstandard auto insurance in Arizona, Florida, Georgia, Nevada, New Mexico, South Carolina, Texas and California. We have selected these states based on historical levels of industry profitability, competitive landscapes, and demographic characteristics.

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

We expanded into Texas in 2003, Arizona and Nevada in 2004, California in 2005 and South Carolina in 2006, New Mexico in 2007, and we entered Georgia in 2009. After significant growth in 2005 and 2006, the Company concentrated its efforts in 2007, 2008 and 2009 on improving the profitability of the expanded business through focused pricing, underwriting and claims initiatives which resulted in reduced written premiums in 2007 and a leveling off of written premiums in 2008 and 2009.

For the year ended December 31, 2009, our gross premiums written totaled approximately $179.6 million, down 1% from the year ended December 31, 2008. Our total revenues for the year ended December 31, 2009 were approximately $206.8 million and net income was approximately $4.1 million. Our shareholders’ equity was approximately $63.0 million as of December 31, 2009.

As of the date hereof, our insurance company is rated “B” (fair) by A.M. Best. Our Common Stock is publicly traded on the NYSE Amex under the symbol “GAN.”

Our Business Model

Insurance Subsidiaries

We execute our strategy through our insurance company subsidiary, as well as two non-risk bearing managing general agency subsidiaries, as follows:

MGA: MGA is the company through which our nonstandard auto business is underwritten in all states. Until 2007, MGA acted as a reinsurer on all business underwritten in Texas through an unaffiliated third party insurance company. Most business in Texas is now written directly by MGA. MGA assumed through reinsurance all of the outstanding claims and liabilities of a former insurance company subsidiary that existed when the former subsidiary was sold in November 2007. The Company markets its nonstandard auto insurance products through approximately 4,800 independent agency locations in Arizona, Florida, Georgia, Nevada, New Mexico, South Carolina and Texas, and one general agency in California that markets through approximately 900 insurance broker locations.

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

Insurance Operations

The following table sets forth our gross premiums written by region for the periods indicated:

	Years ended December 31,
	2009	2008
	(Amounts in thousands)
Southeast (Florida, Georgia, South Carolina)	$108,235	110,123
South Central (Texas)	42,944	41,221
Southwest (Arizona, New Mexico, Nevada)	26,962	28,381
West (California)	1,430	2,124

Total	$179,571	181,849

Geographically, we are focused on marketing our nonstandard personal auto product in selected states in the southern region of the United States. We currently operate in Arizona, Florida, Georgia, New Mexico, South Carolina and Texas; California and Nevada are not significant factors in our ongoing operations. Data published by A.M. Best indicates that approximately $12.4 billion of nonstandard personal auto insurance was written in these states in 2008, representing approximately 48% of the entire U.S. nonstandard personal auto market. We believe that our share of the total nonstandard personal auto market is less than 1% in each of the states in which we operate.

Our Industry

Personal auto insurance is the largest line of property and casualty insurance in the United States. In 2008, the personal auto insurance market was estimated by A.M. Best to be approximately $161.6 billion in premiums written. Personal auto insurance covers the driver against financial loss for legal liability to others for bodily injury, property damage and medical costs for treating injured parties. Coverage also may provide indemnification for damage to an insured’s vehicle from theft, collision and other perils. Personal auto insurance is comprised of preferred, standard and nonstandard risks. Nonstandard insurance is intended for drivers who typically seek the minimum statutory coverage limits required in the state in which they reside, and their driving record, age, vehicle type or payment history may represent a higher than normal risk. As a result, customers who purchase nonstandard auto insurance generally pay higher premiums for similar coverage than drivers who qualify for standard or preferred policies.

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

Competition

Nonstandard personal auto insurance consumers typically purchase the statutory minimum limits of liability insurance required for registration of their vehicles or slightly higher limits. We believe that we compete effectively in this market on the basis of price, down payment options, payment plans, good relationships with agents and superior quality claims and policy customer service. Because of the insurance purchasing habits of our customers, the rate of policy retention is lower than the retention rate of standard and preferred policies. Our success, therefore, depends in part on maintaining strong relationships with our agents and our ability to replace insureds who do not renew their policies or keep them in force. Approximately 50% of our customers keep their policies in force for the entire term of the policy and of that 50%, approximately 80% purchase a renewal policy from us. Since a majority of our customers purchase policies through one of our several payment plans, the primary reason that a policy lapses or is canceled is due to non-payment of a premium installment.

We compete with large national insurance companies, smaller regional companies and local managing general agents in the sale of nonstandard auto insurance products and services. We market our products primarily through independent agencies that also sell the insurance products of our competitors. Many competitors are national in scope, larger, and better capitalized than we are. Some competitors have aggressive national advertising campaigns and broad distribution networks and market directly to customers through employees rather than independent agents. Smaller regional insurance companies and local agents also compete vigorously at the local level. We believe our regional focus on the nonstandard auto market together with competitive prices, payment terms and an emphasis on superior customer service, allows us to compete with both national competitors and smaller regional companies.

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

Nonstandard Auto Insurance

GAINSCO’s nonstandard personal auto products are primarily aligned with customers seeking to purchase basic coverage and limits of liability required by statutory requirements, or slightly higher. Our products include coverage for third party liability, for bodily injury and physical damage, as well as collision and comprehensive coverage for theft, physical damage and other perils for an insured’s vehicle. Within this context, we offer our product to a wide range of customers who present varying degrees of potential risk to the Company, and we strive to price our product to reflect this range of risk accordingly, in order to earn an underwriting profit. Simultaneously, when actuarially prudent, we attempt to position our product price to be competitive with other companies offering similar products to optimize our likelihood of securing our targeted customers. We offer flexible premium down payment, installment payment, late payment, and policy reinstatement plans that we believe help us secure new customers and retain existing customers, while generating an additional source of income from fees that we charge for those services. We primarily write six month policies in Arizona, Florida, Nevada, and New Mexico and both one month and six month policies in Texas, with one year policies in California and both six month and one year policies in Georgia and South Carolina. The terms of policies we are permitted to offer varies in the states in which we operate.

The following table sets forth our nonstandard personal auto gross premiums written (before ceding any amounts to reinsurers) and percentage of gross premiums written for the periods indicated.

	Years ended December 31,
	2009		2008
	(Dollar amounts in thousands)
Gross Premiums Written:
Nonstandard Personal Auto	$179,571	100%	181,849	100%

Policies in Force (End of Period)	138,313		148,770

Our Target Market

We believe our Company is positioned to succeed in the nonstandard personal automobile market. We are organized into three regions: the Southeast Region, based in Miami, markets to Florida, Georgia, and South Carolina; the Southwest Region, based in Dallas, markets to Arizona, Nevada, New Mexico and Texas; and the West Region, where we write insurance in California through a relationship with an independent managing general agency located in San Diego. Our operations in Nevada and California now have a reduced emphasis compared with the other states in which we operate. From these locations, the Company markets its nonstandard personal auto products through approximately 4,800 independent agency locations in Arizona, Florida, Georgia, Nevada, New Mexico, South Carolina and Texas and one general agency in California that markets through approximately 900 insurance broker locations.

We believe that a significant portion of our customers is Hispanic. To meet the needs of this niche market and effectively compete against other nonstandard auto carriers focused on this market segment, we have undertaken several marketing, distribution and services initiatives to support this segment.

Our Strategy

The nature of the independent agency system is such that our agents represent a number of insurance companies with whom our Company must compete to secure customers. A key aspect to successfully acquiring end customers from these agents is the ability to provide: (i) competitively priced products with flexible payment options; (ii) high quality and efficient policy and claims services; and, (iii) marketing programs intended to maximize the utility of our brand to independent agents and otherwise help our agents manage and grow their business profitably. We try to optimize our approach to these three key competitive aspects of business while maintaining appropriate risk management, operating, and financial discipline.

Product Focused Strategy

We monitor our claims ratios and, if we are not attaining desired results, we seek to adjust our pricing or curtail writing the products that we believe are negatively affecting our claim ratios. We seek to utilize our data processing systems to identify products and segments where we can achieve acceptable underwriting profits without assuming excessive underwriting risk. Subject to applicable regulatory filing and approval requirements, we modify our rates as often as we believe is necessary to improve our claim ratio and to respond to competitive forces. We also attempt to focus our marketing efforts on segments we believe will result in higher renewal and retention rates. To assist us in pricing our products, we utilize computer programs that run price comparisons between our Company and selected competitors, giving us the ability to identify potential opportunities to improve the positioning of our product prices, while taking into account any potential impact on our claims ratios. We continue updating and refining our pricing methods.

Beginning in the second quarter of 2009, we implemented a new pricing technology in Texas in an effort to use more precise and detailed analyses of accident data, including data maintained by the Company and increased reliance upon information acquired from third parties. We expect to introduce this methodology gradually into the other states in which we operate. Our principal goal in doing so is to seek to attract customers whose risk characteristics will allow us to achieve a lower loss ratio, higher average premiums per policy and higher rates of policy retention and renewal.

Service Focused Strategy

From a service perspective, the Company attempts both to provide our appointed agents the ability to quote, bind and order the issuance of a policy for new customers from within their offices quickly and efficiently and to assure that customers are able to receive prompt, fair resolution of claims when they occur. We employ an easy-to-use proprietary web-based interface system that is able to bridge information contained in the agent’s quoting system to our web-based quoting system. We offer a web-based platform that enables the agent to perform a wide range of policy support functions throughout the course of a policy term. We also utilize an interactive telephonic voice response system that handles thousands of calls a day. This system allows agents and insureds to perform payment and inquiry functions. Our call center handles over 2,500 calls per day, and the majority of our customer service staff speaks both Spanish and English.

Distribution Focused Strategy

We offer agency commission levels that are generally competitive with our primary competitors. Where appropriate, we also offer creative, flexible and responsible incentive-based programs to encourage growth.

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

Insurance Operations

Operations Center

In support of our field-based marketing efforts, we have an Operations Center in our corporate headquarters in Dallas, Texas. The Operations Center is designed to provide essential policy underwriting, issuance, billing, premium collection, customer inquiry, marketing and claims support services for the Company. The Company has upgraded, and continues to upgrade, its information technology infrastructure and operating applications to improve the efficiency, scope, scalability/capacity, and dependability in fulfilling these business functions.

A key component of the Operations Center is its Customer Call unit. The great majority of its staff are bilingual customer service representatives who support the Southeast, South Central and Southwest regions. In 2007, we consolidated our call centers in Dallas in order to reduce the costs of this function while seeking to maintain responsiveness. A key goal of the Customer Call unit is to provide outstanding customer service by attempting to respond to incoming calls within sixty seconds and fulfill the customer’s needs on that same call.

Underwriting

We attempt to underwrite risk by selectively reviewing information pertaining to an applicant, including, as appropriate, state Motor Vehicle Reports (“MVR’s”), Comprehensive Loss Underwriting Exchange (“CLUE”) and A-Plus reports, and Household Driver Reports. State MVR’s provide certain information on the driving history of the applicant. The CLUE and A-Plus reports provide information on claims that may have been submitted by the applicant to previous insurance carriers. The Household Driver Report provides information on whether additional drivers live in the household. Based on information obtained from these sources, the Company may decide to take one of several actions: decline to provide coverage for the customer, adjust the price of the policy, or require additional household drivers to be expressly included or excluded from coverage. The great majority of this underwriting process is done in the system at the point of sale.

Over 99% of our new business is uploaded to us by agents via the Internet, either directly using our website or indirectly through comparative rating software used by agents to compare available policies offered by us and our competitors.

Policy Service

We believe that superior policy service can enhance our competitive position in our markets. Since our product is sold through independent agents who typically represent numerous other nonstandard auto insurance companies, our service levels are constantly being compared to other companies. Independent agents measure service primarily in two areas: speed and ease of use. Because our independent agents can perform many policy functions with us at point of sale and quickly get into contact with a customer service representative by telephone, we believe we have an advantage in selling policies over competitors whose service performance is perceived to be inferior to ours. We continue making technological improvements in the process by which policies, endorsements and information are processed to enhance the customer service experiences of our agents and customers and to increase our productivity.

Because the majority of our customer service representatives speak both Spanish and English, we are generally able to meet the needs of our customers and agents speaking their preferred language.

Claims Administration

We are committed to maintaining a quality claims staff to serve policyholders and claimants effectively and control the cost of claims. Our goals are to have talented staff and leadership focused on operational excellence. Specifically, we are striving to develop a high performing claims operation, which delivers accurate and timely claims resolution and provides a consistently high level of customer service.

We have a corporate claims department led by a senior claims executive, supported by casualty and material damages claims leaders, a training and quality assurance team, and a high exposure injury specialist. This corporate department establishes and monitors claim handling practices, and directs the regional claims officers to enhance claims performance. We maintain a field-based claims department in our Southeast Region and handle all claims for the South Central and Southwest Regions at our headquarters office.

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

During 2007 and 2008, oversight of recovery operations (subrogation) and loss reporting was centralized at our corporate headquarters in Dallas. This is intended to lead to better efficiency and consistent handling. In late 2009, we contructed a combined loss report and low complexity claim handling unit at our corporate headquarters in Dallas. This new unit supports all claims regions and is intended to expedite the handling of low complexity physical damage claims.

We have segmented our claims handling across all claims regions based on complexity. The operations structure is designed to support the segmentation strategy by providing dedicated teams to handle low complexity – high frequency claims, higher complexity – low frequency claims, and claims requiring special handling. Additionally, each region is supported by a Special Investigation Unit and a Litigation Specialist. The model is designed to assure that an appropriately skilled adjuster is assigned to the claim and that the correct handling practices are applied. This is intended to ensure that prompt, accurate and fair claims handling is consistently achieved.

During 2009, we continued to upgrade the claims organization. Enhancements to operations included: adding experienced adjusters and managers to our regional claims operations, implementing numerous initiatives to improve claims practices, workflows, and fraud identification, taking steps to better align staff objectives with key performance indicators used by management to measure effectiveness, and focusing additional attention and resources on better serving the needs of our customers.

In 2008, we completed the deployment of a new claims administration system which is intended to improve claims oversight and workflows. The system enhances our ability to intervene at critical points during the claim to ensure that appropriate outcomes are achieved. System functionality is evaluated regularly and tuned when appropriate to support business objectives.

Workloads are maintained at reasonable levels based on adjuster skill sets and claim types being handled. We attempt to hold the average number of claims receipts per adjuster to a reasonable level to allow each adjuster to manage his or her claims inventory more effectively. We believe that this typically improves the quality of file handling and results in earlier resolution of the claim. Subsequently, the customer experience is enhanced, which may ultimately reduce loss costs.

Since announcing our exit from commercial insurance in 2002, we have maintained a separate commercial claims unit focused on adjusting and settling the remaining claims from our previous commercial business.

Product Management

Over the course of time, our claims ratio will be impacted by the pricing and underwriting decisions we make, external claim frequency trends associated with changing driving patterns, the economy, external claim severity trends associated with changing medical, car repair, and other costs, litigation trends, regulatory and legislative changes, and other factors. We use our data base and actuarial tools to regularly monitor our claim ratio by product line to keep it within acceptable limits. We attempt to modify our product rates frequently to make pricing adjustments that we determine are necessary, subject to any applicable regulatory limitations. We offer six month insurance policies in all states except for California where the policy term is one year, Texas, where we offer both one month and six month policies, and Georgia and South Carolina, where we offer both six month and one year policies. The terms of policies we are permitted to offer varies in the states in which we operate. Additionally, the Company has the ability to review policies more thoroughly prior to binding if claim ratios on certain segments of business are not within acceptable limits.

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

•

We are continuing to virtualize our server environment. Benefits include quicker deployment of devices to support new applications, load handling, and general growth. Management and performance monitoring have also been enhanced.

•

In the first half of 2009, we migrated to a more advanced Wide Area Network. This is intended to provide better redundancy between sites and improved traffic management in conjunction with core switch and router upgrades. We have also implemented wireless redundancy for our Miami site.

•	We have implemented better technologies and a robust process for endpoint protection and patch management. All workstations and laptops are managed and receiving updates from the security servers.

•

We migrated to enterprise level core switching in the data center and have begun standardizing our network equipment for local area and wide area networks. The new core switching allows us to segment IP networks for security and efficiency, and gives us redundancy for our data center systems.

•	Throughout 2009, we continued to build our disaster recovery site with virtual systems for our most critical applications.

•

In the last quarter of 2009, we engaged a third party to perform extensive penetration tests to our network. The scope also included security assessments on our public facing web application. In summary of the engagement, our network perimeter and web application are secure and all attempts made by the third party to gain unauthorized access were successful.

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

The Consulting Agreement was effective until completion of all projects required for implementation of the claims software system in 2008. Either party had the right to terminate the Consulting Agreement if the other party were to be in breach or default of a material term thereof and such breach was not cured after written notice to the breaching party. The Company paid fees and expenses of $625,000 in 2008 pursuant to the Consulting Agreement. Since all the contracted services were completed in 2008, the Company is not obligated to pay any further fees and expenses under the Consulting Agreement in 2009 or subsequent periods.

Reinsurance

We generally purchase reinsurance in order to reduce our liability on individual risks and to protect against catastrophe claims. A reinsurance transaction takes place when an insurance company transfers, or “cedes,” to another insurer a portion or all of its exposure. The reinsurer assumes the exposure in return for a portion or the entire premium. The ceding of insurance does not legally discharge the insurer from its primary liability for the full amount of the policies, and the ceding company is required to pay the claim if the reinsurer fails to meet its obligations under the reinsurance agreement. See note 8 “Reinsurance” in Notes to Consolidated Financial Statements appearing under ITEM 8, “Financial Statements and Supplementary Data” of this Annual Report for detail of effective reinsurance agreements.

In 2008, the Company maintained catastrophe reinsurance on its nonstandard personal auto physical damage business for property claims of $4.0 million in excess of $1.0 million for a single catastrophe, as well as aggregate catastrophe property reinsurance for $3.0 million in excess of $1.0 million in the aggregate. In 2009, the Company maintained catastrophe reinsurance on its nonstandard personal auto physical damage business for property claims of $19.0 million in excess of $1.0 million for a single catastrophe, as well as for aggregate catastrophes. For 2010, the Company maintains catastrophe reinsurance on its nonstandard personal auto physical damage business for property claims of $14.0 million in excess of $1.0 million for a single catastrophe, as well as for aggregate catastrophes. The Company reduced its coverage limits in 2010 due to a decrease in its Florida exposures.

The following table sets forth reinsurance balances receivable and ceded unpaid claims and claim adjustment expenses related to the Company’s exposure to reinsurers as of December 31, 2009. These amounts relate principally to our runoff business:

As of December 31, 2009
(Amounts in thousands)
Hartford Fire Insurance Company	$798
Munich Reinsurance America	690
Liberty Mutual Insurance Company	395
Swiss Reins America Corp.	394
White Mountains Reins Co of American	307
Finial Reinsurance Company	306
Republic Western Insurance Company	197
All others *	199

Total	$3,286

*	- No individual reinsurer greater than $100,000.

See ITEM 1A. Risk Factors for discussion on the concentration of reinsurers and A.M. Best ratings.

Reserves

As of December 31, 2009, the Company had $72.5 million in net unpaid claim and claim adjustment expenses (unpaid claim and claim adjustment expenses of $75.3 million less ceded unpaid claim and claim adjustment expenses of $2.8 million). This amount represents management’s best estimate of the Company’s claims exposure, as derived from the actuarial analysis.

As of December 31, 2009, in respect of its runoff lines, the Company had $3.1 million in net unpaid claim and claim adjustment expenses. Historically, the Company experienced significant volatility in its reserve projections for its commercial lines. This volatility was primarily attributable to its commercial auto and general liability product lines. The Company has been settling and reducing its remaining inventory of commercial claims.

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

The following table sets forth the changes in unpaid claims and claim adjustment expenses, net of reinsurance cessions, as shown in the Company’s consolidated financial statements as of and for the years ended December 31:

	2009	2008
	(Amounts in thousands)
Unpaid claims and claim adjustment expenses, beginning of period	$75,482	74,694
Less: Ceded unpaid claims and claim adjustment expenses, beginning of period	2,405	8,694

Net unpaid claims and claim adjustment expenses, beginning of period	73,077	66,000

Net claims and claim adjustment expense incurred related to:
Current period	144,211	126,599
Prior periods	(6,924)	2,963

Total net claim and claim adjustment expenses incurred	137,287	129,562

Net claims and claim adjustment expenses paid related to:
Current period	93,191	79,053
Prior periods	44,628	43,432

Total net claim and claim adjustment expenses paid	137,819	122,485

Net unpaid claims and claim adjustment expenses, end of period	72,545	73,077
Plus: Ceded unpaid claims and claim adjustment expenses, end of period	2,823	2,405

Unpaid claims and claim adjustment expenses, end of period	$75,368	75,482

The decrease from 2008 to 2009 in net claims and claim adjustment expenses incurred related to prior periods was primarily the result of the favorable development recorded in 2009 for the nonstandard personal automobile lines primarily in the Southwest region as a result of projected and actual decreases in severity associated with the physical damage lines versus the unfavorable development of $4.4 million recorded for the nonstandard personal automobile lines in 2008. In 2008, the Company’s growth and the associated risks and uncertainties (see ITEM 1A. Risk Factors) made it difficult to estimate ultimate claims liabilities, and the unfavorable development occurred as the Company revised previous estimates to reflect current claims data; see ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.” .

The following table represents the development of GAAP balance sheet reserves for the years ended December 31, 1999 through 2009. The top line of the table shows the reserves for unpaid claims and claim adjustment expenses for the current and all prior years as recorded at the balance sheet date for each of the indicated years. The reserves represent the estimated amount of claims and claim adjustment expenses for claims arising in the current and all prior years that are unpaid at the balance sheet date, including claims that have been incurred but not yet reported to the Company.

The second portion of the following table shows the net cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year. The third portion of the table shows the re-estimated amount of the previously recorded net unpaid claims and claim adjustment expenses based on experience as of the end of each succeeding year, including net cumulative payments made since the end of the respective year. For example, the 2008 liability for net claims and claim adjustment expenses of $73,077,000 re-estimated one year later (as of December 31, 2009) was $66,153,000 of which $44,628,000 has been paid, leaving a net reserve of $21,525,000 for claims and claim adjustment expenses in 2008 and prior years remaining unpaid as of December 31, 2009.

“Net cumulative (deficiency) redundancy” represents the change in the estimate from the original balance sheet date to the date of the current estimate. For example, the 2008 net unpaid claims and claim adjustment expenses indicate a $6,924,000 net redundancy from December 31, 2008 to December 31, 2009 (one year later) whereas the 2004 net unpaid claims and claim adjustment expenses indicate a $15,352,000 net redundancy from December 31, 2004 to December 31, 2009 (five years later). Conditions and trends that have affected development of liability in the past may or may not necessarily occur in the future. Accordingly, it is generally not appropriate to extrapolate future redundancies or deficiencies based on this table.

	As of and for the years ended December 31,
	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009
	(Amounts in thousands)
Unpaid claims & claim Adjustment expenses:
Gross	$132,814	164,160	181,059	143,271	120,633	95,545	78,503	77,898	74,694	75,482	75,368
Ceded	37,299	37,703	65,571	46,802	44,064	37,063	22,672	14,361	8,694	2,405	2,823

Net	95,515	126,457	115,488	96,469	76,569	58,482	55,831	63,537	66,000	73,077	72,545

Net cumulative paid as of:
One year later	54,683	71,619	52,230	32,035	27,501	21,054	32,541	55,118	43,432	44,628
Two years later	90,403	109,820	74,238	53,434	40,274	30,825	41,824	64,962	54,691
Three years later	108,757	126,603	91,915	65,375	48,717	35,364	45,358	69,389
Four years later	115,966	140,915	101,411	73,189	52,704	37,324	47,922
Five years later	121,865	147,708	108,532	76,551	54,512	39,333
Six years later	125,402	151,983	111,465	78,340	56,483
Seven years later	126,668	153,530	113,067	80,268
Eight years later	127,766	154,761	114,774
Nine years later	128,593	156,420
Ten years later	128,547

Net unpaid claims and claim adjustment expenses reestimated as of:
One year later	114,876	156,963	121,383	99,020	74,671	52,596	53,802	77,265	68,963	66,153
Two years later	130,952	161,922	126,964	98,474	69,761	47,776	55,823	78,329	65,711
Three years later	133,738	165,706	128,930	93,690	65,113	46,479	54,961	76,403
Four years later	134,626	167,494	125,615	89,165	63,590	45,190	53,805
Five years later	136,041	163,758	122,934	86,646	62,253	43,130
Six years later	132,726	160,136	120,463	85,299	59,494
Seven years later	130,965	159,105	118,789	83,218
Eight years later	130,530	159,303	117,661
Nine years later	129,512	158,387
Ten years later	129,156

Net cumulative (Deficiency) Redundancy	$(33,641)	(31,930)	(2,173)	13,251	17,075	15,352	2,026	(12,866)	289	6,924

For the year ended December 31, 2009 the net cumulative redundancy reported was $6.9 million for 2008 and prior years and was attributable primarily to the nonstandard personal auto lines. See further discussion under ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.”

The Company completes a full actuarial analysis of unpaid claims and claim adjustment expenses on a quarterly basis for each of its coverage lines. Based upon this actuarial analysis and the new information that becomes available during the quarter, unpaid claims and claim adjustment expenses are re-estimated each quarter.

Of the net unpaid claims and claim adjustment expenses at December 31, 2009 of $72.5 million, 99% is related to the Company’s three primary reserve coverage areas: commercial general liability ($2.7 million); commercial auto liability ($0.2 million); and nonstandard personal auto ($69.4 million). The remaining $0.2 million (1%) relates to professional liability and miscellaneous commercial areas, which are in runoff.

The following table is a reconciliation of our net unpaid claim and claim adjustment expenses to our gross unpaid claims and claim adjustment expenses for the periods indicated:

	As of and for the years ended December 31,
	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009
	(Amounts in thousands)
As Originally estimated:
Net unpaid claims and claim adjustment expenses	$95,515	126,457	115,488	96,469	76,569	58,482	55,831	63,537	66,000	73,077	72,545
Ceded unpaid claims and claim adjustment expenses	37,299	37,703	65,571	46,802	44,064	37,063	22,672	14,361	8,694	2,405	2,823

Unpaid claims and claim adjustment expenses	132,814	164,160	181,059	143,271	120,633	95,545	78,503	77,898	74,694	75,482	75,368

As Re-estimated as of December 31, 2009:
Net unpaid claims and claim adjustment expenses	129,156	158,387	117,661	83,218	59,494	43,130	53,805	76,403	65,711	66,153
Ceded unpaid claims and claim adjustment expenses	47,879	45,894	63,972	43,033	32,964	21,649	10,724	6,278	4,250	4,873

Unpaid claims and claim adjustment expenses	177,035	204,281	181,633	126,251	92,458	64,779	64,529	82,681	69,961	71,026

Gross Cumulative (Deficiency) Redundancy	$(44,221)	(40,121)	(574)	17,020	28,175	30,766	13,974	(4,783)	4,733	4,456

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

The following table presents the insurance company’s claims, expense and combined ratios on an accounting principles generally accepted in the United States of America (“GAAP”) basis:

	Years ended December 31,
	2009	2008
C & CAE Ratio (1)	74.1%	73.3%
Expense Ratio (2) (3)	25.6	25.7

Combined Ratio (2)	99.7%	99.0%

(1)	C & CAE is an abbreviation for Claims and claim adjustment expenses, stated as a percentage of net premiums earned.
(2)	The Expense and Combined ratios do not reflect expenses of the holding company which include interest expense on the note payable and subordinated debentures.
(3)	Commissions, change in deferred acquisition costs, underwriting expenses and operating expenses (insurance subsidiary only) are offset by agency revenues and are stated as a percentage of net premiums earned.

The holding company provides administrative and financial services for its companies and only a portion of these expenses are allocated to the insurance companies. The allocation of the holding company’s expenses solely to its insurance company would have an impact on the insurance company’s results of operations and would also affect the ratios presented.

The increase in the claims ratio for 2009 was primarily due to an increase in accident frequency, particularly in Florida (see ITEM 1A. Risk Factors), offset by additional favorable development in the runoff lines. See ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Claims and claim adjustment expenses.”

Net Premiums Written Leverage Ratios:

The following table shows, for the periods indicated, the Statutory Accounting Practices (“SAP”) net premiums written leverage ratios for the insurance company.

	As of the years ended December 31,
	2009	2008
Insurance company	1.9:1	2.0:1

The net premiums written leverage ratio represents the ratio of SAP net retained writings in relation to SAP surplus. This ratio measures a company’s exposure to pricing errors on its current book of business.

Investment Portfolio Historical Results and Composition

The following table sets forth, for the periods indicated, our investment results before income tax effects:

	As of and for the years ended December 31,
	2009	2008
	(Dollar amounts in thousands)
Average investments (1)	$181,600	174,902

Net investment income (2)	$6,677	7,728

Return on average investments (2) (3)	3.7%	4.4%

Net realized gains (losses)	$2,367	(6,313)

Net unrealized losses (4)	$(317)	(7,331)

(1)	Average investments is the average of beginning and ending investments at fair value, computed on an annual basis.
(2)	Excludes net realized gains (losses) and net unrealized losses.
(3)	Includes taxable and tax-exempt securities.
(4)	Includes net unrealized gains for total investments, before taxes.

The following table sets forth the composition of our investment portfolio.

	As of December 31,
	2009		2008
	(Amounts in thousands)
Type of Investment	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Bonds, available for sale:
U.S. Treasury	$5,156	5,263	5,179	5,244
U.S. Government agencies	7,058	6,983	2,998	3,011
Corporate bonds	82,608	85,403	48,883	47,517
Asset backed bonds	7,827	8,042	11,909	11,635
Mortgage backed bonds	36,387	33,629	36,493	31,831
Bonds, trading	323	323	—	—
Preferred stocks	4,947	4,235	8,868	7,781
Common stocks	466	551	278	277
Certificates of deposit	185	185	255	255

	144,957	144,614	114,863	107,551
Other long-term investments	1,068	1,068	1,850	1,850
Short-term investments	42,289	42,315	65,820	65,801

Total investments	$188,314	187,997	182,533	175,202

At December 31, 2009 the Standard & Poor’s ratings on our bonds available for sale and bonds trading were in the following categories: 33% AAA, 1% AA+, 5% AA, 5% AA-, 2% A+, 18% A, 9% A-, 7% BBB+, 8% BBB, 2% BBB-, 2% BB+, 8% BB and below. See note 1(c) “Background and Summary of Accounting Policies – Investments” in Notes to Consolidated Financial Statements appearing under Item 8 of this Annual Report for further discussion.

The maturity distribution of our investments in fixed maturities is as follows:

	As of December 31,
	2009		2008
	(Dollar amounts in thousands)
	Amortized Cost	Percent	Amortized Cost	Percent
Within 1 year	$24,865	17.2%	20,855	18.2%
Beyond 1 year but within 5 years	58,700	40.7	36,071	31.5
Beyond 5 years but within 10 years	7,835	5.4	3,670	3.2
Beyond 10 years but within 20 years	2,766	1.9	—	—
Beyond 20 years	6,111	4.2	5,587	4.9
Asset backed securities	7,827	5.4	11,909	10.4
Mortgage backed securities	36,387	25.2	36,493	31.8

Total fixed maturities	$144,491	100.0%	114,585	100.0%

Average duration	2.4 yrs		2.0 yrs

See further discussion of gross unrealized losses showing the length of time that investments have been continuously in an unrealized loss position as of December 31, 2009 and 2008 in note 2 to the Company’s Consolidated Financial Statements which appears in Item 8 of this Annual Report. See further discussion on asset-backed and mortgage-backed securities in ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Subsidiaries, Principally Insurance Operations.”

Investment Strategy

The investment policy of the insurance subsidiary, which is subject to applicable investment statutes and regulations, is to maximize after-tax yield while seeking to maintain safety of capital together with adequate liquidity for insurance operations. The insurance company’s portfolio may also be invested in equity securities within limits prescribed by applicable statutes that establish permissible investments. The investment portfolio of the holding company is not subject to such limitations. We manage our investment portfolio internally.

Net Operating Loss Carryforwards

As a result of losses in prior years, as of December 31, 2009 the Company had net operating loss carryforwards for tax purposes aggregating $68.5 million. These net operating loss carryforwards of $7.3 million, $34.0 million, $13.7 million, $0.6 million and $12.9 million, if not utilized, will expire in 2020, 2021, 2022, 2023 and 2027, respectively. As of December 31, 2009, the tax benefit of the net operating loss carryforwards was approximately $23.3 million, which is calculated by applying the Federal statutory income tax rate of 34% against the net operating loss carryforwards of $68.5 million. In 2009, the Company decreased the amount of the valuation allowance by $1.1 million, resulting in an allowance on the gross deferred tax asset of $28.8 million. The Company considered it appropriate to decrease the valuation allowance, see ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Liquidity and Capital Resources – Net Operating Loss Carryforwards.” As of December 31, 2009 and 2008, the net deferred tax assets before valuation allowance were $28.9 million and $32.4 million and the valuation allowance were $28.8 million and $29.9 million, respectively.

Rating

A.M. Best is the principal rating agency of the insurance industry. An insurance company’s ability to effectively compete in the market place is in part dependent upon the rating determination of A.M. Best. A.M. Best provides ratings of insurance companies based on comprehensive quantitative and qualitative evaluations and expresses its rating as an opinion of an insurer’s ability to meet its obligations to policyholders and not upon factors concerning investor protection. In January 2010, A.M. Best affirmed the rating assignment of our insurance subsidiary of “B” (Fair) with a positive outlook. A.M. Best’s assigns a “B” rating to companies that have, in the opinion of A.M. Best, a fair ability to meet their current obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions. A “B” rating is the seventh out of the 16 possible ratings.

Government Regulation

Our insurance company is subject to regulation and supervision by the insurance department of each jurisdiction in which it is domiciled or licensed to transact business. The nature and extent of such regulation and supervision varies from jurisdiction to jurisdiction. Generally, an insurance company is subject to a higher degree of regulation and supervision in its state of domicile. State insurance departments have broad administrative power relating to limitations on dividends paid by an insurance company to its parent holding company, licensing insurers and agents, regulating premium charges and policy forms, establishing reserve requirements, prescribing statutory accounting methods and the form and content of statutory financial reports, and regulating the type and amount of investments permitted. Rate regulation varies from “file and use” to prior approval to mandated rates.

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

Regulation of insurance frequently changes as real or perceived issues and developments arise. Some changes may be due to economic developments, such as changes in investment laws made to recognize new investment vehicles; other changes result from such general pressures as consumer resistance to price increases and concerns relating to insurer rating and underwriting practices and solvency. In recent years, legislation and voter initiatives have been introduced, and in some areas adopted, which deal with use of non-public consumer information, use of financial responsibility and credit information in underwriting, insurance rate development, rate determination and the ability of insurers to cancel or non-renew insurance policies, reflecting concerns about consumer privacy, coverage, availability, prices and alleged discriminatory pricing. In addition, from time to time, the U.S. Congress and certain federal agencies investigate the current condition of the insurance industry to determine whether federal regulation is necessary.

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

Employees

As of December 31, 2009, we employed 395 full time employees, of whom 20 were officers and 375 were staff and administrative personnel. We had no part time employees. We are not a party to any collective bargaining agreement.

ITEM 1A.	RISK FACTORS

Readers of this Annual Report on Form 10-K should consider the risk factors described in the following paragraphs in conjunction with the other information included herein. See also “Forward-Looking Statements” appearing in ITEM 7, Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.”

Current economic conditions and disruptions in financial markets may materially and adversely affect our business, operations, capital and liquidity and be accompanied by more claims fraud.

The recent severe economic recession and related financial disruptions have adversely affected the capital markets and have been accompanied by market volatility, increased exposure to credit and interest rate risks and uncertainty. Reduced economic activity is likely to affect our customers more severely than other segments of the personal automobile insurance market, and some of our customers may decide to forego automobile insurance or may be unable to afford it. Continuing adverse economic conditions and disrupted financial markets also may adversely affect our investment portfolio and may lead to unpredictable governmental actions affecting financial institutions, other financial firms, and/or rating agencies; see “The performance of our portfolio of fixed-income securities may adversely affect our profitability, capitalization and financial performance.”

The recent recession and related economic problems existing in the states in which we operate (particularly high unemployment, reduced working hours for many employed persons, and residential foreclosures and associated problems) appear to us to have led to higher than normal incidents of claims fraud. The costs we incur in handling such claims may be higher than those for more routine claims, and the investigations may require specialized services and lead to higher litigation costs. Furthermore, such claims tend to take far longer than routine claims to resolve, which significantly increases the number of open claims which we are managing and may adversely affect our ability to estimate our claims and claim adjustment expense.

We face intense competition from other personal automobile insurance providers.

The nonstandard personal automobile insurance business is highly competitive and, except for regulatory considerations, there are relatively few barriers to entry. We compete with large national insurance providers, smaller regional companies and local managing general agents. The largest automobile insurance companies include The Progressive Corporation, The Allstate Corporation, State Farm Mutual Automobile Insurance Company, GEICO, Farmers Insurance Group, and Bristol West Insurance Group, Safeco Corp. and Nationwide Group. Our chief competitors include some of these companies as well as Mercury General Corporation, Infinity Property & Casualty Corporation, Affirmative Insurance Holdings, Inc., United Automobile Insurance Group, Direct General Group, Permanent General Companies, First Acceptance Insurance Companies and Sentry Insurance Group. Some of our competitors spend substantially more on advertising, have more capital, higher ratings and greater resources than we have, may offer a broader range of products, lower prices and down payments than we offer, and may pay higher commissions to agents and offer superior customer service. Some of our competitors that sell insurance policies directly to customers, rather than through agents or brokers as we do, may have certain competitive advantages, including increased name recognition among customers, direct relationships with policyholders and lower cost structures. In addition, it is possible that new competitors will enter the nonstandard automobile insurance market. Our loss of business to competitors could have a material impact on our premiums and profitability. Further, competition could result in lower premium rates and less favorable policy terms and conditions including policy claim limits, which could reduce our underwriting margins. We do not use credit scores in underwriting or pricing, unlike many of our competitors, which may result in additional risks in our business.

The property and casualty insurance industry has historically been characterized by cyclical periods of intense price competition due to excess underwriting capacity, as well as periods of shortages of underwriting capacity that allow for higher premiums and attract additional competitors. The periods of intense price competition may adversely affect our operating results, and the overall cyclicality of the industry may cause fluctuations in our operating results and affect our ability to manage the business profitably.

Our failure to evaluate and pay claims accurately could adversely affect our business, financial condition, results of operations and cash flows.

We must accurately evaluate and pay claims that are made under our policies. Many factors affect our ability to evaluate and pay claims accurately, including but not limited to the training and experience of our claims representatives, our claims organization’s culture and the effectiveness of our management, our ability to develop or select and implement appropriate procedures and systems to support our claims functions and other factors. During periods of economic stress, additional risks exist of fraudulent or overstated claims. Our failure to pay claims timely and accurately could lead to material litigation, undermine our reputation in the marketplace, impair our image, affect our ability to estimate claims and claim adjustment expense accurately and materially adversely affect our financial condition, results of operations and cash flows.

In addition, if we do not train new claims employees effectively or lose a significant number of experienced claims employees, our claims department’s ability to handle an increasing workload and to operate at an acceptable quality level could be adversely affected. Higher than normal levels of claims fraud may make it more difficult for us to handle claims efficiently and mitigate claims costs.

We rely on information technology and telecommunication systems, and the failure of these systems could materially and adversely affect our business.

Our business is highly dependent upon the successful and uninterrupted functioning of our information technology and telecommunications systems and technology services provided by third parties. We rely on these systems to provide quotations for new business, process new and renewal business, provide customer service, adjudicate claims, make claims payments and facilitate billings, collections and cancellations. These systems also enable us to perform actuarial and other modeling functions necessary for underwriting and rate development. The failure of these systems could interrupt our operations or materially impact our ability to evaluate and write new business. Because our information technology and telecommunication systems interface with and depend on third-party systems, we could experience service denials if demand for such service exceeds capacity or such third-party systems fail or experience interruptions. If sustained or repeated, a system failure or service denial could result in a deterioration of our ability to write and process new and renewal business and provide customer service or compromise our ability to pay claims in a timely manner. This outcome could result in a material adverse effect on our business and our results of operations, financial condition and cash flows.

Our profitability and financial condition are affected by the availability of reinsurance.

We utilize catastrophe reinsurance to “transfer” or “cede” a portion of the risks related to our nonstandard personal automobile insurance business through reinsurance arrangements with third parties. We rely heavily on reinsurance to mitigate the risk of catastrophic losses arising from hurricanes, tornados and other natural disasters. The amount, availability and cost of reinsurance are subject to prevailing market conditions that are beyond our control. These conditions may affect our level of business and profitability.

We have used reinsurance to dispose of certain of our discontinued and runoff businesses. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred, it does not relieve us of our liability to our policyholders. At December 31, 2009, we had approximately $3.3 million in reinsurance receivables and ceded unpaid claims and claim adjustment expenses, comprised primarily of reserves for future claim payments. Approximately 94% of these receivables were concentrated with 13 reinsurers, all of which were companies rated A- or better by A.M. Best and one company with a B++ rating owed approximately 6% of the reinsurance receivables. One company with a NR A.M. Best rating owed less than 1% of the reinsurance receivables. The failure of reinsurers to pay amounts due to us on a timely basis or at all would adversely affect our results of operations.

Reinsurance makes the assuming reinsurer liable to the extent of the risks ceded. We are subject to credit risks with respect to the reinsurers because ceding risks to reinsurers does not relieve our insurance subsidiary’s ultimate liability to its insureds. The insolvency of any reinsurer or the inability of a reinsurer to make payments could have a material adverse effect on our business, our results of operations and our financial condition and cash flows.

Our business is subject to financial and operational risks resulting from our growth.

We limited our business to Florida until the fourth quarter of 2003, when we began writing nonstandard personal automobile insurance policies in Texas. In 2004, we began writing nonstandard personal automobile insurance policies in Arizona and Nevada and in 2005 initiated a California program with an independent managing general agency. We entered the South Carolina market in 2006, the New Mexico market in 2007, and the Georgia market in the second quarter of 2009. Significant growth was realized as a result of these expansion activities, which increased our operating leverage, claims ratio and the overall financial and operating risk profile. We may expand to additional states in the future.

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

•

our growth required additional personnel resources, including management and technical underwriting, claims and servicing personnel, relationships with agents and vendors with whom we had not previously done business, and additional dependence on operating systems and technology; and

•

if we grow significantly in future periods or if adverse underwriting results occur, additional capital may be required, and such capital may not be available on favorable or acceptable terms. Our ability to maintain sufficient capital and perform successfully will be important factors in determination of our A.M. Best rating, and a reduction in that rating could have an adverse impact on our results of operations.

Our ability to manage these risks and challenges will determine in large part whether we can operate profitably.

A downgrade in our financial strength ratings may negatively affect our business.

Financial strength ratings are an important factor in establishing the competitive position of insurance companies and may be expected to have an effect on an insurance company’s sales. An insurance company’s ability to effectively compete in the marketplace is in part dependent upon the rating determination of A.M. Best, the principal rating agency of the insurance industry. A.M. Best provides ratings of insurance companies based on comprehensive quantitative and qualitative evaluations and expresses its rating as an opinion of an insurer’s ability to meet its obligations to policyholders. In February, 2010, A.M. Best affirmed the rating assignment of our insurance subsidiary of “B” (Fair) and revised our outlook from “stable” to “positive.” A.M. Best assigns “B” and “B-” ratings to companies that have, in the opinion of A.M. Best, a fair ability to meet their current obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions.

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

Our ability to price accurately is subject to a number of risks and uncertainties, including, without limitation:

•	the availability of sufficient reliable data;

•	our ability to conduct a complete and accurate analysis of available data;

•	our ability to recognize changes in trends in a timely manner and to project both the severity and frequency of losses with reasonable accuracy;

•	uncertainties inherent in estimates and assumptions, generally;

•	our ability to project changes in certain operating expenses with reasonable certainty;

•	the development, selection and application of appropriate rating formulae or other pricing methodologies;

•	our ability to innovate with new pricing strategies and marketing initiatives, and the success of those innovations;

•	the effects of pricing decisions of competitors on the markets in which we operate;

•	our ability to predict policyholder retention accurately;

•	unanticipated court decisions, legislation or regulatory action;

•	ongoing changes in our claim settlement practices and in the claims environments in which we operate;

•	changing driving patterns;

•	changes in the medical sector of the economy;

•	unanticipated changes in automobile repair costs, automobile parts prices and used car prices or in general inflation rates; and

•	timely approval of proposed rates by regulatory agencies.

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

The rates charged for the Company’s personal nonstandard automobile insurance policies are filed with the insurance regulatory departments in the states in which the Company operates. Beginning in the second quarter of 2009, we implemented a new pricing methodology in Texas in an effort to use more precise and detailed analyses of accident data, including data maintained by the Company and increased reliance upon information acquired from third parties. The Company expects to introduce this new methodology gradually into the other states in which we operate. There are risks associated with any significant change in our methodology for charging rates. The principal added risk arises from the fact that, until this pricing methodology has been used for several years, we must estimate the effects on future trends of changes in our pricing without substantial data from our experience. If we fail to do so accurately, or if other factors discussed above interfere with our ability to analyze the data and our rates properly, then we may suffer significant underwriting losses and/or fail to attract a sufficient level of business to operate profitably.

Failure by insurance agents to follow our policies and requirements or to comply with regulatory requirements may materially affect our business.

As of December 31, 2009, we marketed our products and services through approximately 4,800 independent agency locations in Arizona, Florida, Georgia, Nevada, New Mexico, South Carolina and Texas and one independent general agency in California that markets through approximately 900 insurance broker locations. These agents have the ability to bind us with respect to insurance coverage issued on our behalf. Since the agents are independent, we have only limited ability to exercise control over these agents. In the event that an agent exceeds its authority by binding us on a risk that does not comply with our underwriting guidelines, fails to require and maintain adequate documentation, or fails to comply with regulatory requirements imposed on agents by state insurance departments, we are at risk for that policy until we receive the application and effect a cancellation. This could also result in our paying claims on policies for which we do not receive appropriate premiums. We also may incur losses if agents fail to return unearned commissions on policies that are cancelled. These events may result in a material adverse effect on our results of operations.

We are subject to comprehensive laws and regulations, and our results may be unfavorably impacted by these laws and regulations or by changes in them.

We are subject to comprehensive laws and governmental regulation and supervision. Most insurance laws and regulations are designed to protect the interests of policyholders rather than the shareholders and other investors of insurance companies. These regulations, administered by the department of insurance in each state in which we do business, relate to, among other things:

•	establishing mandatory minimum policy limits and coverages,

•	approval of policy forms, rates and rating methodologies and underwriting rules,

•

standards of solvency, including risk based capital measurements developed by the National Association of Insurance Commissioners, or the NAIC, and used by state insurance regulators to identify inadequately capitalized insurance companies,

•	claims practices,

•	restrictions on the ability of insurance companies such as our insurance company subsidiary to pay dividends,

•	licensing of insurers and their agents,

•	restrictions on the nature, quality and concentration of investments as well as rules and policies affecting how investments are valued,

•	restrictions on transactions between the insurance company subsidiary and its affiliates,

•	requiring certain methods of accounting,

•	periodic examinations of operations and finances,

•	prescribing the form and content of records of financial condition to be filed,

•	requiring reserves for unearned premium, claims and other purposes,

•	sales plans and practices and commission structures,

•	permitted advertising, and

•	market conduct.

State insurance departments also conduct periodic examinations of the affairs of insurance companies and require filing of annual and other reports relating to the financial condition of insurance companies, holding company issues and other matters. Insurance regulations and regulators have an impact on a number of factors that could affect our ability to respond to changes in our competitive environment and which could have a material adverse effect on our operations. These factors include regulating our ability to exit a book of business or to exit a state in which we have been producing insurance, our ability to change our rates or products in a timely manner and to receive adequate premiums to achieve acceptable profitability levels, and the amount of statutory dividends from our subsidiaries which the holding company may need to pay expenses and dividends.

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

As a property and casualty insurance company, we are subject to various claims and litigation seeking damages and penalties, based upon, among other things, payments for claims we have denied, inadvertent mistakes in pricing or other terms of insurance, allegations regarding sales practices, and other claims for monetary damages. In some cases, plaintiffs seek to recover damages far in excess of our policy limits or beyond the coverages afforded by a policy based on assertions of “extra-contractual” liability due to alleged bad faith in the manner in which we have handled particular claims. In some jurisdictions in which we operate, allegations of bad faith are frequently made and can be difficult to defend.

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

Lawsuits against us often seek significant monetary damages, and we have been sued in putative class actions similar to some of those referred to above. Moreover, as courts resolve individual or class action litigation in insurance or related fields, a new layer of court-imposed regulation could emerge, resulting in material increases in our costs of doing business. Such litigation is inherently unpredictable. We are unable to predict the effect, if any, that these pending or future lawsuits may have on the business, operations, profitability or financial condition.

An adverse resolution of the litigation pending or threatened against us could have a material adverse effect on our financial condition, results of operations or cash flows and could cause our operating results in reporting periods to fluctuate significantly.

The nonstandard insurance business may become subject to adverse publicity, which may negatively impact our financial condition.

Negative publicity arising from attention of consumer advocacy groups, regulatory authorities, the media or other sources may result in increased regulation and legislative scrutiny of industry practices as well as increased litigation, which could increase our costs of doing business and adversely affect our results of operations.

Our results of operations may be adversely affected by competitive, regulatory or economic conditions that influence the automobile insurance industry in general.

Driving patterns, inflation in the cost of automobile repairs and medical care, and increasing litigation of liability claims are some of the more important factors that affect claim trends, and other nonstandard automobile insurers are generally unable to increase premiums unless permitted by regulators, typically after the costs associated with the coverage have increased. Accordingly, profit margins generally decline in a period of increasing claim costs, and we may be unable to sustain our policies in force. This problem is exacerbated when adverse economic conditions lead to an increased incidence of claims fraud.

Catastrophic losses could have a material, adverse effect on our business.

Catastrophic losses could occur either as a result of insurance claims or because of interruption in our ability to conduct business efficiently.

Property and casualty insurance companies are subject to claims arising from natural and man-made catastrophes that may have a significant impact on their business, results of operations and financial condition. Catastrophic losses can be caused by a wide variety of events, including hurricanes, tropical storms, tornadoes, wind, hail, fires, riots, terrorism and explosions, and their incidence and severity are inherently unpredictable. Changing climate conditions may increase frequency of natural disasters such as hurricanes and other storms or the adverse effects thereof. The extent of claims from a catastrophe is a function of two factors: the total amount of an insurance company’s exposure in the area affected by the event and the severity of the event. Our policyholders are currently concentrated in geographic areas that are periodically subject to adverse weather and other conditions. Accordingly, the occurrence of a catastrophe in the states in which we operate or in which we may operate in the future could have a material adverse effect on our business, results of operations and financial condition.

Separately, a catastrophic interruption of our technology systems or interference with our operations as a result of a pandemic or other catastrophic event could disrupt our operations or prevent us from providing acceptable customer service or managing other aspects of our business effectively.

Our ultimate claims and claim adjustment expense may exceed our claims and claim adjustment expense reserves, which could adversely affect our results of operations, financial condition and cash flows.

Our financial statements include claim and claim adjustment expense reserves for reported and unreported claims which represent our best estimate of what we will ultimately pay on claims and the related costs of adjusting those claims as of the dates of our financial statements. When available, we rely heavily on our historical claim and claim adjustment experience in determining these reserves. We may not have sufficient information and historical data for new markets, and our relatively small size results in our having less data available than many of our competitors. In addition, the historic development of reserves for claim and claim adjustment expense may not accurately reflect future trends. For example, these estimates are subject to:

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

Our expansion into new markets and states increases the risk that our reserves do not accurately reflect the ultimate claim and claim adjustment expense that we will incur. There may also be a significant reporting lag between the occurrence of an event and the time it is reported to us. The inherent uncertainties of estimating our reserves are greater for certain types of liabilities, particularly those in which the various considerations affecting the type of claim are subject to change and in which long periods of time may elapse before a definitive determination of liability is made. We continue to make significant operational changes in the claims adjustment process and in our methodology for managing and tracking claims data, and these changes increase the uncertainties which exist in the estimation process and could lead to inaccurate estimates of claim and claim adjustment expense.

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

Our level of debt could affect our financial performance. As of December 31, 2009, we had consolidated indebtedness (other than trade payables and certain other short term debt) of $43.9 million. In addition, borrowings under our credit agreement and the capital securities issued GAINSCO Capital Trust I and GAINSCO Statutory Trust II, which were organized by the Company, bear interest at rates that fluctuate. The capital trust and statutory trust are not consolidated with the Company. Therefore, increases in interest rates on the obligations under our credit agreement and the capital securities would adversely affect our income and cash flow that would be available for the payment of interest and principal on the loans under our credit agreement. Our net interest expense for the year ended December 31, 2009 was $2.1 million.

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

We continue to expect to obtain the money to pay our expenses and to pay the principal and interest on our outstanding debt from our operations. Our ability to meet our expenses and debt service obligations thus depends on our future performance, which will be affected by financial, business, economic, demographic and other factors, including competition and the other risk factors discussed herein. Significant increases in interest rates would raise the costs associated with our outstanding debt obligations, which may not be offset by changes in our investment income.

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

We may need additional capital to maintain adequate levels of capital or liquidity or to support our continuing business, and there can be no assurance that we will be able to do so. If we are unable to obtain required capital on favorable terms, or at all, we may be forced to change our business plan and may be unable to respond to competitive pressures in our business. Even if we are able to raise additional capital through the issuance of equity or debt securities, those securities may have rights, preferences or privileges senior to the rights of existing investors. Additional capital could also be dilutive to our common shareholders and result in significantly higher interest expense and indebtedness or impose restrictive terms on our business, thereby reducing our flexibility or the potential earnings available to common shareholders.

A change in immigration policies could adversely affect our business.

We believe that a significant portion of our current customers is Hispanic, and an important element of our business strategy involves our continued focus on marketing our nonstandard automobile insurance in this market niche. In recent years, there have been a variety of federal, state and local legislative proposals to limit immigration to the United States or make other policy changes that may be adverse to undocumented immigrants. If one or more proposals were to be adopted and had the effect of curtailing such immigration to the United States or to one or more states in which we operate or imposing additional requirements on immigrants requiring insurance, this could result in decline in growth of the Hispanic market, which may have an adverse effect on our abilities to achieve our growth strategies and our ability to expand our business in the markets in which we currently operate and may operate in the future.

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

Both equity and fixed income securities have been affected over the past several years, most severely in 2008, and may be affected in the future, by significant external events. Credit rating downgrades, defaults, and impairments may result in write-downs in the value of the fixed income securities held by the Company. As of December 31, 2009, we held $145.0 million of fixed income securities, $16.5 million of which were rated below BBB based on Standard & Poor’s credit ratings.

The investments our insurance company subsidiary holds are highly regulated by specific legislation that governs the type, amount, and credit quality of allowable investments, and the fixed income securities in which we invest are evaluated by the NAIC’s Security Valuation Office (the “SVO”). Legislative changes, changes in the SVO’s evaluations or revised accounting and financial reporting principles could force us to adjust investment carrying values, with a resulting adverse effect on the level of our statutory capital.

We may use derivative instruments to hedge our interest rate or equity market risks. Although we would take precautions to minimize our exposure, our profitability may be adversely affected if a counterparty to a derivative instrument defaults in its payment or if the market for such instruments is disrupted.

Failure to successfully resolve our remaining commercial lines claims could have an adverse affect on our results of operations.

In 2002, we announced our decision to cease writing commercial insurance due to continued adverse claims development and unprofitable results. As a result, there were no commercial policies remaining in force at December 31, 2009. We continue to settle and reduce our inventory of commercial lines claims. Due to the long tail and litigious nature of these claims, we anticipate that it will take a substantial number of years to complete the adjustment and settlement process with regard to existing claims and the additional claims we expect to receive in the future from our past business writings. Most of the remaining claims are in litigation, and our future results may be impacted negatively if we are unable to resolve the remaining claims and new anticipated claims within our established reserve level.

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

We may hire additional key employees and officers to support our business, our focus on the nonstandard personal automobile insurance business, our expansion into new geographic markets and the improvement and enhancement of our systems and technologies. Hiring management personnel is very competitive in our industry due to the limited number of people available with the necessary skills, experience and understanding of our business procedures and the necessary leadership ability to guide us through the strategic development initiatives contemplated in the immediate years ahead. In 2005, we adopted a new long-term focused system of performance-based equity compensation for key personnel. Pursuant to such plan, the Compensation Committee, all of whose members are independent, is authorized to offer performance-based incentive grants and potentially issue up to 10% of our outstanding common stock over time based on achievement of performance targets. As of December 31, 2009, there were outstanding 0.2 million restricted stock units which could be earned by the achievement of specified performance criteria. Our operating performance and recently lower stock price may affect the efficacy of the incentives. Our inability to attract, train or retain the number of highly qualified personnel that our business needs may cause our business and prospects to suffer.

We cannot be certain that the net operating loss tax carryforwards will continue to be available to offset our tax liability.

As of December 31, 2009, we had net operating loss tax carryforwards for Federal income tax purposes, which we refer to as “NOLs,” of approximately $68.5 million. In order to utilize the NOLs, we must generate taxable income which can offset such carryforwards. The NOLs will expire if not used. The availability of NOLs to offset taxable income would be substantially reduced if we were to undergo an “ownership change” within the meaning of Section 382(g)(1) of the Internal Revenue Code. We will be treated as having had an “ownership change” if, within the meaning of Section 382 of the Internal Revenue Code and the regulations thereunder, there is more than a 50% change in stock ownership during a three year “testing period” by “5% shareholders.”

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

The market price of our common stock has fluctuated significantly in the past and is likely to fluctuate significantly in the future, and the volume of trading in our common stock is very low. In addition, the securities markets have experienced significant price and volume fluctuations and the market prices of the securities of insurance companies, including nonstandard automobile insurance companies, have been especially volatile. Such fluctuations can result from, among other things:

•	quarterly variations in operating results;

•	changes in market valuations of other similar companies;

•	announcements by us or our competitors of new products, contracts, acquisitions, strategic partnerships or joint ventures;

•	additions or departures of key personnel;

•	significant sales of common stock by insiders or others or the perception that such sales could occur;

•	general economic trends and conditions;

•	deterioration in the trading market for our common stock; and

•	future issuances of stock or debt securities.

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

Our executive officers and directors, together with our largest shareholder, beneficially own a majority of our outstanding common stock (73.1% as of December 31, 2009). They potentially have the power to control the actions of the Company with respect to items requiring shareholder approval, including the election of directors, the adoption of amendments to our articles of incorporation and bylaws, and the approval of mergers or other significant corporate transactions. Their interests in approving such actions might not be aligned with the interests of other owners of our common stock.

If the Company fails to maintain an effective system of internal controls, the Company may not be able to accurately report financial results.

Effective internal controls are necessary to provide reliable financial reports and to assist in the effective prevention of fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. We must annually evaluate our internal procedures to satisfy the requirements for Section 404 of the Sarbanes-Oxley Act of 2002, which requires assessment of the effectiveness of our internal controls. If we fail to remedy or maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we could be subject to regulatory scrutiny, civil or criminal penalties or shareholder litigation.

In addition, failure to maintain effective internal controls could result in financial statements that do not accurately reflect our financial condition or results of operations. There can be no assurance that we will be able to maintain a system of internal controls that fully complies with the requirements of the Sarbanes-Oxley Act of 2002.

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

ITEM 4.	RESERVED

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

On July 25, 2005, the common stock of the Company (“Common Stock”) was listed for trading on the NYSE Amex with the symbol “GAN.” The following table sets forth for the fiscal periods indicated the high and low closing sales prices per share of the Common Stock reported by the NYSE Amex. The prices reported reflect actual sales transactions, share prices for all periods presented have been retroactively adjusted for the one-for-five reverse stock split discussed herein.

	High	Low
2008 First Quarter	$20.45	14.10
2008 Second Quarter	19.50	14.40
2008 Third Quarter	16.50	13.50
2008 Fourth Quarter	14.45	5.25

2009 First Quarter	7.40	4.10
2009 Second Quarter	18.00	7.25
2009 Third Quarter	16.75	12.90
2009 Fourth Quarter	13.98	8.75

2010 First Quarter (through March 22, 2010)	$9.70	7.70

As of March 22, 2010, there were 264 shareholders of record of the Company’s Common Stock, including 70 banks and brokers for whom Depositary Trust Company or its designee is custodian and 194 other holders of record.

Historically the Company has not paid cash dividends. The Company’s ability to pay cash dividends would be subject to the consent of The Frost National Bank, the lender under the Company’s secured lending facility. In addition, the ability to pay dividends would depend on the receipt of dividends from subsidiaries, primarily MGA. MGA’s ability to pay dividends is subject to the approval of the Texas Department of Insurance; see “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS – Liquidity and Capital Resources – Parent Company” and note 12 to Consolidated Financial Statements set forth in response to Item 8 of this Annual Report.

The information required with respect to securities authorized for issuance under equity compensation plans is incorporated by reference to the table that appears in note 14 to the Consolidated Financial Statements set forth in response to Item 8 of this Annual Report.

During the fiscal years ended December 31, 2009 and 2008, no equity securities of the Company were sold by the Company that were not registered under the Securities Act of 1933, as amended.

During the fiscal year ended December 31, 2009, no repurchases of Common Stock were made by or on behalf of the Company. See note 12 to the Consolidated Financial Statements for information regarding Common Stock.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in this Item includes forward-looking statements and should be read in the context of the risks, uncertainties and other variables referred to below under the caption “Forward-Looking Statements.”

Business Operations

Overview

The Company reported net income of $4.1 million for the year ended December 31, 2009, compared with net loss of $3.4 million for the year ended December 31, 2008. In 2009, the Company recorded total realized investment gains of approximately $2.4 million. In 2008, the Company recorded total realized investment losses of approximately $6.3 million, approximately $5.7 million related to write downs for other-than-temporary impairment losses including $4.0 million from auction preferred securities backed by the preferred stock of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corp. (“Freddie Mac”). Net premiums earned were $185.2 million and $176.6 million in 2009 and 2008, respectively, and gross premiums written were $179.6 million and $181.8 million in 2009 and 2008, respectively.

As of December 31, 2009, the statutory surplus was $96.1 million, compared to $89.8 million as of December 31, 2008. The reserve for unpaid claims and claim adjustment expenses stood at $75.3 million and $75.5 million at December 31, 2009 and 2008, respectively, of which unpaid claims and claim adjustment expenses attributable to ongoing nonstandard personal automobile lines was $69.4 million and $66.0 million, respectively.

The Company experienced a Claims and claims adjustment expense (“C & CAE”) ratio for nonstandard personal auto in 2009 of 75.3% as compared with 2008 of 74.2%. We believe the increase in the C & CAE ratio for 2009 as compared to 2008 is primarily due to an increase in accident frequency, particularly in Florida. The Company’s ability to maintain or improve upon this C & CAE ratio is subject to the significant risks and uncertainties, including the risks associated with growth in premiums and the fact that new business generally produces higher claims ratios than renewal business. In addition, the Company has encountered an increase in potential claims fraud in Florida and other markets, which has led to an increase in reported frequency, a higher number of open claims and potentially higher claims costs (see ITEM 1A. Risk Factors).

The Company markets its policies through approximately 4,800 independent agency locations in Arizona, Florida, Georgia, Nevada, New Mexico, South Carolina and Texas and one general agency in California that markets through approximately 900 insurance broker locations.

Although premium levels in 2008 and 2009 are generally comparable, the Company experienced a reduction in premiums in the second half of 2009, and we anticipate that this trend will continue in 2010. Important factors leading to this trend were rate increases designed to improve profitability, planned reductions in unprofitable segments of business in Florida, and termination of relationships with certain agents. Gross premiums written were $53.2 million in the first quarter of 2009, $45.0 million in the second quarter, $45.7 million in the third quarter and $35.7 million in the fourth quarter.

A one-for-five reverse stock split of the Company’s Common Stock, which was approved by shareholders in May of 2009, became effective in June of 2009. See “Capital Transactions – 2009 One-for-Five Reverse Split of Common Stock.” All share amounts for all periods presented have been retroactively adjusted for the one-for-five reverse stock split.

The following table presents selected financial information:

	Years ended December 31,
	2009	2008
	(Dollar amounts in thousands)
Gross premiums written	$179,571	181,849

Net premiums earned	$185,211	176,606

Net income (loss)	$4,073	(3,401)

GAAP C & CAE ratio (1)	74.1%	73.3%
GAAP Expense ratio (2) (3)	25.6%	25.7%

GAAP Combined ratio (2)	99.7%	99.0%

(1)	C & CAE is an abbreviation for Claims and claim adjustment expenses, stated as a percentage of net premiums earned.
(2)	The Expense and Combined ratios do not reflect expenses of the holding company which include interest expense on the note payable and subordinated debentures.
(3)	Commissions, change in deferred acquisition costs, underwriting expenses and operating expenses (insurance subsidiaries only) are offset by agency revenues and are stated as a percentage of net premiums earned.

We believe the primary reasons for the decrease in gross premiums written between the comparable periods is the result of planned reductions of unprofitable segments in Florida and cancellation of some large agencies in Arizona. We believe product enhancements, rate adjustments and expanding marketing efforts in the Southeast and Southwest regions during the first six months of 2009 are the main reasons for the increase in net premiums earned in 2009 over 2008. The increase in the C & CAE ratio between the comparable periods was mentioned previously.

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

Discontinuance of Commercial Lines

The Company continues to settle and reduce its inventory of open commercial lines claims. As of December 31, 2009, in respect of its runoff lines, the Company had $3.1 million in net unpaid C & CAE compared to $7.1 million as of December 31, 2008. For the periods presented, the Company has recorded favorable development in unpaid C & CAE from the runoff lines with the settlement and reduction in the inventory of commercial lines claims. See “Results of Operations – Claims and claim adjustment expenses.” Due to the long tail and litigious nature of these claims, the Company anticipates it will take a substantial number of years to complete the adjustment and settlement process with regard to existing claims and the additional claims it expects to receive in the future from its past business writings. Most of the remaining claims are in suit and the Company’s future results may or may not be impacted either negatively or positively based on its ability to settle the remaining claims and new anticipated claims within its established reserve levels.

Results of Operations

The discussion below primarily relates to the Company’s insurance operations, although the selected consolidated financial information appearing elsewhere is on a consolidated basis. The expense item “Underwriting and operating expenses” includes the operating expenses of the holding company, GAINSCO, INC. (“GAN”).

Revenue

Gross premiums written in 2009 decreased 1% as compared to 2008. We believe the primary reasons for the decrease between comparable periods to be the result of planned reductions of unprofitable segments in Florida and cancellation of some large agencies in Arizona. The following table presents gross premiums written by region:

	For the years ending December 31,
	2009		2008
	(Dollar amounts in thousands)
Region:
Southeast (Florida, Georgia, South Carolina)	$108,235	60%	110,123	61%
Southwest (Arizona, New Mexico, Nevada, Texas)	69,906	39	69,602	38
West (California)	1,430	1	2,124	1

Total	$179,571	100%	181,849	100%

Each of the regions, except for Southwest, recorded premium declines in 2009 from 2008. The percent of premium (decrease) increase by region for 2009 from 2008 is as follows: Southeast (2)%, Southwest 1% and West (33)%. In the Southwest region, we believe product enhancements, rate adjustments and expanded marketing efforts accounts for the slight increase in gross premiums written. Total net premiums earned increased 5% in 2009 from 2008 primarily as a result of the product enhancements, rate adjustments and expanding marketing efforts in the Southeast and Southwest regions during the first six months of 2009.

Net investment income decreased $1,051,000 (14)% in 2009 primarily due to the decline in short-term interest rates. At December 31, 2009, Bonds available for sale comprised 74% of Investments versus 59% at December 31, 2008. The return on average investments was 3.7% in 2009 versus 4.4% in 2008.

The Company recorded total realized investment gains of $2,367,000 in 2009, which includes $3,569,000 related to other-than-temporary impairment losses, of which $3,141,000 was transferred to other comprehensive loss, a component of shareholders’ equity. In 2008, the Company recorded total realized investment losses of $6,313,000 which included $5,670,000 related to other-than-temporary impairment losses of which $3,950,000 was from auction preferred securities backed by the preferred stock of Fannie Mae and Freddie Mac. Variability in the timing of net realized capital gains and losses should be expected.

Agency revenues increased $538,000 (4%) in 2009 primarily as a result of the increase in writings in the first six months of 2009 over the first six months of 2008. Agency revenues are primarily fees charged on insureds’ premiums due, as discussed previously.

Other expense was recorded in 2009 as a result of a decrease in ceded unpaid C & CAE under the reserve reinsurance cover agreement on the runoff business. For further discussion on the reserve reinsurance cover agreement, please refer to note 8 – “Summary of Significant Accounting Policies” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report.

Expenses

Claims and claim adjustment expenses increased $7,725,000 (6%) in 2009 and the C & CAE ratio was 74.1% in 2009 versus 73.3% in 2008. The runoff lines recorded favorable development for prior accident years of approximately $2,057,000 and $1,421,000 during 2009 and 2008, respectively. The C & CAE ratio for nonstandard personal auto was 75.3% and 74.2% for 2009 and 2008, respectively. The increase in the C & CAE ratio was primarily due to an increase in accident frequency, particularly in Florida. The Company has encountered an increase in potential claims fraud in Florida and other markets, which led to an increase in reported frequency, a higher number of open claims and potentially higher claims costs. The increased accident frequency was offset to some extent, by favorable development for claims occurring in prior accident years of approximately $4,867,000 in 2009 versus unfavorable development of $4,385,000 in 2008 for claims occurring in prior accident years. The following table presents the favorable (unfavorable) development in nonstandard personal auto for claims occurring in prior accident years for each region during 2009:

•	Southeast Region (Florida, Georgia, South Carolina)—($814,000)

•	Southwest Region (Arizona, Nevada, New Mexico, Texas)—$5,678,000

•	West Region (California)—$3,000

New business and the entry into new territories and product lines, associated with the Company’s growth beginning in 2005, has generally produced higher claims and greater uncertainty in determining reserves than more seasoned in-force business; see ITEM 1A. Risk Factors. The favorable development for prior accident years for nonstandard personal auto in 2009 is primarily the result of projected and actual decreases in severity associated with the physical damage lines. In 2008, the Company incurred several “extra-contractual” claims totaling $993,000 primarily related to prior accident years which contributed to the unfavorable development in 2008 (see ITEM 1A. Risk Factors – “Litigation may adversely affect our financial condition, results of operations and cash flows”).

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

Policy acquisition costs include commissions, premium taxes, marketing expenses and the amortization of any premium deficiency. The expenses are charged to operations over the period in which the related premiums are earned. The increase of $612,000 (2%) in 2009 was primarily due to a decrease in premium deficiency amortization in 2009 from 2008. Commissions are paid to the independent agents based upon premium writings. The marketing expenses are primarily salaries of our territory managers who oversee the efforts of the agents within a geographical area and underwriting reports. Their time is focused on the supervision, relationship management and support of existing agents and recruiting new agents, as well as actively soliciting new business from these agents. Accordingly, these costs vary with and are primarily related to the acquisition of new and renewal insurance policies. The ratio of Policy acquisition costs to Net premiums earned was 16.4% and 16.8% for 2009 and 2008, respectively.

Underwriting and operating expenses increased $1,551,000 (5%) in 2009 from 2008 primarily due to an increase in salaries and salary benefits. Underwriting and operating expenses as a percent of Net premiums earned and Agency revenues were 16.6% for 2009 and 2008, respectively.

The decrease in interest expense of $1,102,000 (35%) is primarily due to the decline in the 3-month London Interbank Offered Rate for U.S. dollar deposits (“LIBOR”) during 2009 and its related impact on the interest expense of the subordinated debentures.

Liquidity and Capital Resources

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

As a result of the one-for-five reverse split of Common Stock in June 2009, the number of shares of Common Stock outstanding at December 31, 2008 was retroactively adjusted to 4,786,820. Treasury stock held at December 31, 2008 was retroactively adjusted to 252,729. At December 31, 2009 and 2008, Goff Moore Strategic Partners, LP owned approximately 34% of the outstanding Common Stock, Robert W. Stallings owned approximately 23% and James R. Reis owned approximately 12%.

Liquidity and Capital Resources

Parent Company

GAN provides administrative and financial services for its wholly owned subsidiaries. GAN needs cash during 2010 primarily for administrative expenses and interest on the Subordinated debentures and the Note payable. GAN has approximately $4.0 million in cash and marketable securities that can be used for general corporate purposes. Other sources of cash to meet obligations are statutorily permitted dividend payments from its insurance subsidiary, which requires notification of no objection from the Texas Department of Insurance (see note 12 to Consolidated Financial Statements which appears in Item 8 of this Annual Report), and dividends from GAN’s agency subsidiary. For 2009, cash dividends of $1.0 million were paid to GAN by the insurance subsidiary. GAN believes the cash available from its short-term investments and dividends from its subsidiaries should be sufficient to meet its expected obligations for 2010.

Net Operating Loss Carryforwards

Deferred tax assets are evaluated and a valuation allowance is established if it is more likely than not that all or a portion of the deferred tax assets will not be realized. See note 1(j) “Federal Income Taxes” in Notes to Consolidated Financial Statement appearing under Part 1. Financial Information – Item 1. “Financial Statements” of this Annual Report for further discussion.

As a result of losses in prior years, as of December 31, 2009 the Company had net operating loss carryforwards for tax purposes aggregating $68,529,000. These net operating loss carryforwards of $7,358,000, $33,950,000, $13,687,000, $633,000 and $12,901,000, if not utilized, will expire in 2020, 2021, 2022, 2023 and 2027, respectively. As of December 31, 2009, the tax benefit of the net operating loss carryforwards was $23,300,000, which is calculated by applying the Federal statutory income tax rate of 34% against the net operating loss carryforwards of $68,529,000.

The Company considers available evidence, both objective and subjective, including historical levels of income, expectations and risks associated with estimates of future taxable income in assessing the need for the valuation allowance.

As of December 31, 2009 and 2008, the net deferred tax assets before valuation allowance were $28,967,000 and $32,397,000 and the valuation allowance were $28,830,000 and $29,905,000, respectively. The Company does not record a tax valuation allowance relating to the net unrealized losses on investments, excluding common stocks because it is more likely than not that these losses would reverse or be utilized in future periods. The Company has the ability and it is the Company’s intent to fully recover the principal, which could require the Company to hold these securities until their maturity; therefore, the Company considers the impairment to be temporary.

Subsidiaries, Principally Insurance Operations

The primary sources of the insurance subsidiary’s liquidity are funds generated from insurance premiums, net investment income and maturing investments. The short-term investments and cash are intended to provide adequate funds to pay claims without selling fixed maturity investments. At December 31, 2009, the insurance subsidiary held short-term investments and cash that the insurance subsidiary believes is at adequate liquidity for the payment of claims and other short-term commitments.

With regard to liquidity, the average duration of the investment portfolio is approximately 2.4 years. The fair value of the fixed maturity portfolio at December 31, 2009 was $317,000 below amortized cost, before taxes see note 2 and note 18 of Notes to Consolidated Financial Statements which appear in Item 8 of this Annual Report). Various insurance departments of states in which the Company operates require the deposit of funds to protect policyholders within those states. At December 31, 2009 and 2008, the balance on deposit for the benefit of such policyholders totaled $5,397,000 and $5,447,000, respectively.

Net cash provided by operating activities was $3,638,000 for 2009 versus $15,625,000 for 2008. The decrease in cash as a result of operating activities between the periods was primarily attributable to a higher C & CAE paid ratio in 2009 than in 2008.

Investments and Cash increased in 2009 primarily as a result of the increase in fair value of the investment securities with cash from operations also contributing. At December 31, 2009, 80% of the Company’s investments were rated investment grade. The average duration was approximately 2.4 years, including approximately 23% of the Investments that were held in Short-term investments. The Company classifies its bond securities as available for sale and trading. The net unrealized loss associated with the investment portfolio was $181,000 (net of tax effects) at December 31, 2009 (see note 2 of Notes to Consolidated Financial Statements which appear in Item 8 of this Annual Report).

The Company has performed a detailed review of the securities in the investment portfolio and has recorded approximately $3,569,000 in Net realized losses on certain securities that were considered other than temporarily impaired, of which $3,141,000 of the other-than-temporary impairment was recognized in other comprehensive income (loss), a component of shareholders’ equity. The Company, at this time based upon information currently available and management’s evaluation and intent to hold securities to maturity if necessary to recover the cost, expects to recover the net unrealized loss of $181,000 (net of tax effects) and considers this impairment to be temporary.

Premiums receivable decreased primarily due to the decrease in premium writings for the six months ended December 31, 2009 from the six months ended December 31, 2008. This balance is comprised primarily of premiums due from insureds. Most of the policies are written with a down payment and monthly payment terms of up to four months on six month policies. The Company recorded an allowance for doubtful accounts of $1,084,000 and $1,029,000 as of December 31, 2009 and 2008, respectively, which it considers adequate. The increase in the allowance for doubtful accounts was due primarily to an increase in over thirty day receivables.

Reinsurance balances receivable decreased primarily as a result a decrease in ceded unpaid C & CAE under the reserve reinsurance cover agreement.

Ceded unpaid C & CAE increased primarily as a result of an increase in CAE reserves subject to the excess casualty and quota share reinsurance agreements on the runoff business. This balance represents unpaid C & CAE which have been ceded to reinsurers under the Company’s various reinsurance agreements, other than the reserve reinsurance cover agreement. These amounts are not currently due from the reinsurers but could become due in the future when the Company pays the claim and requests reimbursement from the reinsurers.

Deferred policy acquisition costs are principally commissions, premium taxes and marketing expenses which are deferred. The decrease of $1,412,000 in 2009 from 2008 was primarily due to the decrease in commissions and premium taxes as a result of the decrease in premiums earned for the last six months of 2009 from the last six months of 2008.

Property and equipment decreased primarily as a result of depreciation expense recorded in 2009.

Deferred Federal income taxes include temporary differences and the tax asset from net operating loss carryforwards less a valuation allowance that fully reserves these two items, see “Liquidity and Capital Resources – Net Operating Loss Carryforwards.” The decrease is primarily due to the decrease in unrealized losses on investments, excluding common stocks.

Unpaid C & CAE decreased slightly in 2009 from 2008. As of December 31, 2009, the Company had $72,545,000 in net unpaid C & CAE (Unpaid C & CAE of $75,368,000 less Ceded unpaid C & CAE of $2,823,000). This amount represents management’s best estimate of the ultimate liabilities. The significant operational changes we continue to make in the nonstandard personal auto claims adjustment process and changing claims trends increase the uncertainties which exist in the estimation process and could lead to inaccurate estimates of claim and claim adjustment expense.

The reserve estimates were made by our in-house actuarial staff. An analysis provided by an independent actuarial consulting firm was used to corroborate the methodologies used by the in-house actuarial staff.

As of December 31, 2009 and 2008, in respect of its runoff lines, the Company had $3,115,000 and $7,118,000, respectively, in net unpaid C & CAE. Historically, the Company has experienced significant volatility in its reserve projections for its commercial lines. This volatility has been primarily attributable to its commercial automobile and general liability product lines. On February 7, 2002, the Company announced it had decided to discontinue writing commercial lines insurance due to continued adverse claims development and unprofitable results. The Company has been settling and reducing its remaining inventory of commercial claims. See “Business Operations—“Discontinuance of Commercial Lines.”

Unearned premiums decreased primarily as a result of the decrease in premium writings for the six months ended December 31, 2009 from the six months ended December 31, 2008, mentioned previously.

Accounts payable increased primarily due to increases in return premiums due policyholders and bonuses payable.

Premiums payable, Commissions payable and Reinsurance balances payable all decreased primarily due to a fronting reinsurance arrangement that was reducing throughout 2009.

Cash overdraft increased primarily due to the higher level of claims paid in 2009 than in 2008.

Common stock decreased and Additional paid-in capital increased primarily as a result of a one-for-five reverse split of Common Stock that became effective in June of 2009; see “Capital Transaction” for a detailed discussion

Accumulated deficit decreased due to the net income recorded in 2009.

Accumulated other comprehensive loss decreased as a result of an increase in the unrealized gains on investments, which is a result of improvements in the credit markets.

The Company’s statutory capital exceeds the benchmark capital level under the Risk Based Capital (“RBC”) formula for its insurance company. RBC is a method for establishing the minimum amount of capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. As of December 31, 2009, the Company’s RBC authorized control level was $14,077,000 and the total adjusted capital was $96,112,000. This amounts to 6.8 times the minimum amount of RBC level as of December 31, 2009.

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

Investments

Investments are generally stated at fair value and are based on prices quoted in the most active market for each security, the fair value of comparable securities, discounted cash flow models or similar methods with changes in fair value recorded as a component of comprehensive income. The “specific identification” method is used to determine costs of investments sold. Provisions for possible credit losses are recorded only when the values have experienced impairment considered “other than temporary” by a charge to realized losses resulting in a new cost basis of the investment, while non-credit losses are recognized in accumulated other comprehensive income (loss). Our securities are issued by domestic entities and are backed either by collateral or the credit of the underlying issuer. Factors such as an economic downturn, disruptions in the credit markets, a regulatory change pertaining to the issuer’s industry, deterioration in the cash flows or the quality of assets of the issuer, or a change in the issuer’s marketplace may adversely affect our ability to collect principal and interest from the issuer. Both equity and fixed income securities have been affected over the past several years, and may be affected in the future, by significant external events. Credit rating downgrades, defaults, and impairments may result in write-downs in the value of the investment securities held by the Company. The Company regularly monitors its portfolio for pricing changes, which might indicate potential other than temporary impairments, and performs reviews of securities with unrealized losses. In such cases, changes in fair value are evaluated to determine the extent to which such changes are attributable to (i) fundamental factors specific to the issuer, such as financial conditions, business prospects or other factors, or (ii) market-related factors, such as interest rates. See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” for a discussion of variability of estimates.

For fixed maturity securities that are other-than-temporarily impaired, the Company assesses its intent to sell and the likelihood that we will be required to sell the security before recovery of its amortized cost. If a fixed maturity security is considered other-than-temporarily impaired, but the Company does not intend to and is not more than likely to be required to sell the security prior to its recovery to amortized cost, the amount of the impairment is separated into a credit loss component and the amount due to all other factors. The credit loss component of an impairment charge on a fixed maturity security is determined by the excess of the amortized cost over the present value of the expected cash flows. The present value is determined using the best estimate of cash flows discounted at (1) the effective interest rate implicit at the date of acquisition for non-structured securities or (2) the book yield for structured securities. The techniques and assumptions for determining the best estimate of cash flows varies depending on the type of security. The credit loss component of an impairment charge is recognized in net earnings while the non-credit component is recognized in accumulated other comprehensive income (loss).

Fair Value Measurements

The Company’s estimates of fair value for financial assets and financial liabilities are based on the framework established in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320-10-65, Investments – Debt an Equity Securities – Overall – Transition and Open Effective Date Information (“ASC 320-10-65). The framework is based on the inputs used in valuation, gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available. The disclosure of fair value estimates in the ASC 320-10-65 hierarchy is based on whether the significant inputs into the valuation are observable. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect the Company’s significant market assumptions. The three levels of the hierarchy are as follows:

•	Level 1 – Unadjusted quoted prices for identical assets or liabilities in active markets.

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

Valuation of Investments

The Company receives pricing from independent pricing services, and these are compared to prices available from sources accessed through the Bloomberg Professional System. The number of available quotes varies depending on the security, generally we obtain one quote for Level 1 investments, one to three quotes for Level 2 investments and one to two quotes, if available, for Level 3 investments. If there is a material difference in the prices obtained, further evaluation is made. Market prices and valuations from sources such as the Bloomberg system, TRACE and dealer offerings are used as a check on the prices obtained from the independent pricing services. Should a material difference exist, then an internal valuation is made. For purposes of valuing these securities management produces expected cash flows for the security utilizing the standard mortgage security modeling capabilities available on the Bloomberg Professional System. The key inputs are the default rate, severity of default, and voluntary prepayment rate for the underlying mortgage collateral. These are generally based at the start on the actual historical values of these parameters for the prior three months. These cash flows are then discounted by a required yield derived from market based observations of broker inventory offerings, or in some cases Bloomberg Indices of like securities. Management uses this valuation model primarily with mortgage backed securities where the matrix pricing methodology used by the independent pricing service is too broad in its categorizations. This often involves differences in reasonable prepayment assumptions or significant differences in performance among issuers. In some cases, other external observable inputs such as credit default swap levels are used as input in the fair value analysis.

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

All broker-dealer quotations obtained are non-binding. For short-term investments classified as Level 1 and Level 2, the Company uses prices provided by independent pricing services. The preferred stocks classified as Level 3 are all auction rate preferred shares, and the Company utilizes an internal model incorporating observable market inputs.

The Company uses the following hierarchy for each instrument in total invested assets:

1.	The Company obtains a price from an independent pricing service.

2.	If no price is available from an independent pricing service for the instrument, the Company obtains a market price from a broker-dealer or other reliable source, such as Bloomberg.

3.	The Company then validates the price obtained by evaluating its reasonableness. The Company’s review process includes quantitative analysis (i.e., credit spreads and interest rate and prepayment fluctuations) and initial and ongoing evaluations of methodologies used by outside parties to calculate fair value and comparing the fair value estimates to its knowledge of the current market. If a price provided by a pricing service is considered to be materially different from the other indications that are obtained, the Company will make a determination of the proper fair value of the instrument based on data inputs available.

4.	In order to determine the proper classification for each instrument, the Company obtains from its independent pricing service the pricing procedures and inputs used to price the instrument. The Company analyzes this information, taking into account asset type, rating and liquidity, to determine what inputs are observable and unobservable in order to determine the proper ASC 320-10-65 level. For those valued internally, a determination is made as to whether all relevant inputs are observable or unobservable in order to classify correctly.

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

Deferred Policy Acquisition Costs and Policy Acquisition Costs

Deferred policy acquisition costs are principally commissions, premium taxes and marketing expenses which are deferred. Policy acquisition costs are principally commissions, premium taxes, marketing expenses and the change in deferred policy acquisition costs that are charged to operations over the period in which the related premiums are earned. The Company utilizes investment income when assessing recoverability of Deferred policy acquisition costs. A premium deficiency and a corresponding charge to income is recognized if the sum of the expected claims and claim adjustment expenses, unamortized acquisition costs and maintenance costs exceeds related unearned premiums and anticipated investment income. At December 31, 2009, a premium deficiency of $66,000, net of anticipated investment income, that was recognized against Deferred policy acquisition costs for expected underwriting losses on the Southeast business. At December 31, 2008, there was no premium deficiency that was required to be recognized.

Data Processing Software

Costs associated with software developed or purchased for internal use are capitalized based on ASC 350-10-65, Intangibles – Goodwill and Other – Overall – Transition and Open Effective Date Information (“ASC 350-10-65) and other related guidance. Capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software and payroll for employees directly associated with, and who devote time to, the development of the internal-use software. Costs incurred in development and enhancement of software that do not meet the capitalization criteria, such as costs of activities performed during the preliminary and post- implementation stages, are expensed as incurred. Costs incurred in development and enhancements that do not meet the criteria to capitalize are activities performed during the application development stage such as designing, coding, installing and testing. The critical estimate related to this process is the determination of the amount of time devoted by employees to specific stages of internal-use software development projects. We review any impairment of the capitalized costs on a periodic basis.

Goodwill

Goodwill represents the excess of purchase price over fair value of net assets acquired. The goodwill recorded is related to the 1998 acquisition of the Lalande Group. In accordance with ASC 350-10-65, goodwill is not amortized but rather is subject to an annual impairment test, or earlier if certain factors are present, based on its estimated fair value. Therefore, impairment losses could be recorded in future periods. The Company conducts on at least an annual basis a review of its reporting units’ assets and liabilities to determine whether goodwill is impaired. The goodwill impairment test is a two-step test. Under the first step, fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test. Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of the goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a variety of methods, including a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. GAN performed this test as of December 31, 2009 and 2008. The test results indicated that there was no impairment loss at December 31, 2009 or 2008.

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

•

Pricing decisions based on assumed loss ratios in new states and markets, involving different claims environments, distribution sources and customer demographics, must necessarily be made without the same level of experience and data that is available in existing markets.

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

	Gross unpaid claims and claim adjustment expenses For the years ending December 31,
	2009	2008
	(Amounts in thousands)
Case:
Personal auto	$33,672	28,585
Run-off	2,691	2,233

	36,363	30,818

Incurred But Not Reported
Personal auto	$35,753	37,366
Run-off	3,252	7,298

	39,005	44,664

Total Reserves	$75,368	75,482

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

We rely on several key assumptions regarding the existence of consistency or a discernible trend in the following factors:

•	historical information used to prepare a priori expected loss ratios

•	the rate at which claims are recorded, settled and/or closed

•	historical information regarding claims frequency

•	the level of case reserve adequacy

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

When we reviewed claims data to make estimates for 2008, the following variances were found. Based on the analysis of these variances, we made adjustments described below:

Assumption	Change from Prior Periods and Nature of Adjustment
• Historical information used to prepare a priori expected loss ratios; historical information regarding claims frequency	During 2008, we continued to diversify further. We also expanded into various other driver classes, namely into the internationally licensed segment. Expanding into different geographical segments meant writing more business in jurisdictions with different judicial systems and negligence laws, including areas that may be more susceptible to insurance fraud. These changes can affect development patterns, so that historical patterns may not be reflective of future patterns. We attempted to take these changes into consideration in our estimate of reserves by the selection of loss development factors, including extending tail factors to older accident periods, and use of actuarial judgment.

• Case Reserve Adequacy	During our review of data for 2008, we continued to notice that the average case reserve per claimant in bodily injury coverages had increased. We attempted to take the increase in case reserves into consideration by selection of loss development factors and use of actuarial judgment.

• All of the key assumptions referred to above	As the trend first observed in 2006 continued, the credibility associated with each accident quarter gradually increased over time. Changes in credibility over time affect development patterns in that past development patterns are less stable than future patterns based on more credible data. However, the fact that the Company has continued to enter new markets results in limits on credibility for the foreseeable future. We attempted to take this into consideration in our estimates by selection of loss development factors, including extending tail factors to older accident periods and use of actuarial judgment.

• Rate of subrogation and salvage recovery	During 2008, we realized that the historical recovery pattern established by our Southeast claims operation was not applicable to recoveries in states other than Florida. We attempted to take this into consideration in our estimates by modifying our subrogation and salvage loss development factors and use of actuarial judgment.

When we reviewed claims data to make estimates for 2009, some of the same variances were found. Based on the analysis of these variances, we made the following adjustments:

Assumption	Change from Prior Periods and Nature of Adjustment
• Historical information used to prepare a priori expected loss ratios; historical information regarding claims frequency	During 2009, we continued to diversify further. We also expanded into various other driver classes. Expanding into different geographical segments meant writing more business in jurisdictions with different judicial systems and negligence laws, including areas that may be more susceptible to insurance fraud. These changes can affect development patterns, so that historical patterns may not be reflective of future patterns. We attempted to take these changes into consideration in our estimate of reserves by the selection of loss development factors, including extending tail factors to older accident periods, and use of actuarial judgment.

• Case Reserve Adequacy	During our review of data for 2009, we continued to notice that the average case reserve per claimant in bodily injury coverages had increased. We attempted to take the increase in case reserves into consideration by selection of loss development factors and use of actuarial judgment.

• All of the key assumptions referred to above	As the trend first observed in 2006 continued, the credibility associated with each accident quarter gradually increased over time. Changes in credibility over time affect development patterns in that past development patterns are less stable than future patterns based on more credible data. However, the fact that the Company has continued to enter new markets results in limits on credibility for the foreseeable future. We attempted to take this into consideration in our estimates by selection of loss development factors, including extending tail factors to older accident periods and use of actuarial judgment.

• Rate of subrogation and salvage recovery	During 2009, we realized that the historical recovery pattern established by our Southeast claims operation was not applicable to recoveries in states other than Florida. We attempted to take this into consideration in our estimates by modifying our subrogation and salvage loss development factors and use of actuarial judgment.

• Rate of claims settlement in personal bodily injury protection and bodily injury coverages	During 2009, we observed significant indications of increased claims fraud and took additional steps to investigate and adjudicate certain claims. One effect of doing so is to lengthen the average period that claims are open, and this change affects the comparability of current claims data as compared with that from prior periods. We attempted to take this change into consideration by the selection of loss development factors and the use of actuarial judgment.

The law of large numbers applies to selecting development patterns; i.e. the confidence of a point estimate is improved by increasing the amount of data used to develop the estimate; however, the data must be reasonably homogeneous, and exhibit little variation over time. Changes associated with the assumptions listed above affect the homogeneity of our data, and the variance associated with the loss development factors derived from the data. This implies that the variance around our point estimate has increased over time, or that the confidence interval around our point estimate has widened over time. This in turn implies there is greater volatility associated with our point estimate and we attempted to take this uncertainty into consideration with our estimates for 2008 and for 2009.

Methodologies

We utilize different processes for the estimation of reserves in the runoff line and in the nonstandard personal automobile business.

For our runoff lines, the remaining number of claims has declined to the point that conventional actuarial methods are of less utility than during the period in which the number of active claims provided more complete statistical data. Accordingly, during 2009 we ceased using conventional actuarial methods in our estimates for runoff claims and relied exclusively on evaluations of individual claim files. This methodology is not used for our personal lines business.

In both personal lines and commercial runoff business, we utilize the same procedures for estimating reserves on a quarterly basis as we do annually. Historically, the independent actuarial consulting firm that we retained had the responsibility for making the reserve estimate used in our financial statements. However, we changed our procedures beginning with the financial statements for the third quarter of 2007 and subsequent quarterly and annual periods. In our revised procedures, the reserve estimates are made for each period by our in-house actuarial staff, and we do not rely upon the review by the independent actuarial firm to estimate the amount of our GAAP reserves. However, an actuarial consulting firm provides analysis to management as requested.

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

The methods listed above assume that the influences that affect the development patterns for each accident quarter will remain constant over time. Because of this, selection of development patterns that will apply to current open claims and claims incurred but not reported must consider several factors. These include, but are not limited to, the impact of inflation on claim costs and changes in the rate of inflation, the rate and level at which our claims adjusters make payments and settle claims and any changes in this rate or level, changes in the adequacy or method used to establish case reserves, changes in the cost of medical care, changes in judicial decisions, legislation changes, and other factors. Changes in any of these factors imply that development patterns are not remaining constant over time – one key assumption in the methods used to estimate ultimate liability. For example, when the rate at which adjusters make payments and settle claims has accelerated over time, ultimate loss estimates developed using the methods employed above may overstate true projected ultimate liabilities, thus adjustments that take these changes in to consideration are utilized. Various methods are used to adjust for these changes including, but not limited to, adjustments that take into consideration changes in exposure recognition, the rate of claims closure and changes in case reserve adequacy as well as tail factor analysis and actuarial judgment.

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

We believe it is reasonably likely that our loss costs could increase or decrease by 2% from current estimates, as remaining claims are recorded and resolved. Loss costs reflect the incurred loss per unit of exposure and are the product of frequency and severity. A 2% increase or decrease in our loss costs would result in unfavorable or favorable development of $10.6 million (assuming the size of the Company remains constant). This estimate of sensitivity is informational only, is not a projection of future results and does not take into account possible effects of extraordinary litigation events (such as class action claims).

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

As of December 31, 2009 and 2008, the net deferred tax asset before valuation allowance was $28,967,000 and $32,397,000, and the valuation allowance was $28,830,000 and $29,905,000, respectively. The Company does not record a tax valuation allowance relating to the net unrealized losses on investments, excluding stocks, because it is more likely than not that these losses would reverse or be utilized in future periods. The Company has the ability and it is the Company’s intent to fully recover the principal, which could require the Company to hold these securities until their maturity; therefore, the Company considers the impairment to be temporary.

The Company has evaluated tax contingencies in accordance with ASC 740-10-65, Income Taxes – Overall – Transition and Open Effective Date Information. At December 31, 2009 and 2008, the Company does not have any significant uncertain tax positions.

Correction of an Immaterial Error

During the review of the year end close process for 2009, the Company discovered that compensated absences expense had never been recorded. As of December 31, 2008, the cumulative effect of the error is $1,310,000, which arose over many years, and is considered to be immaterial to the individual prior years. However, since the cumulative impact of correcting this error would have been quantitatively material to the results for the quarter ended December 31, 2009, we applied the guidance of ASC 250-10-S99-1 and S99-2. As such, we revised our previously issued 2008 consolidated financial statements as reflected in the December 31, 2008 Consolidated Balance Sheet, the Consolidated Statement of Operations for the year ended December 31, 2008 and the Consolidated Statement of Shareholders’ Equity and Comprehensive Loss for the year ended December 31, 2008 presented in this report. The cumulative effect of establishing the liability was recorded as an adjustment to the January 1, 2008 balance of Accumulated deficit by $1,359,000. For the year ended December 31, 2008, “Underwriting and operating expenses,” “Total expenses,” “Income (loss) before Federal income taxes” and “Net income (loss)” were each reduced by $49,000 resulting in a decrease of $0.01 for basic and diluted loss per common share. “Other liabilities” and “Total liabilities” were increased by $1,310,000. “Accumulated deficit” and “Total shareholders’ equity” were also decreased by $1,310,000 as of December 31, 2008 by revising the 2008 consolidated financial statements. The revision had no impact on the 2008 Net cash provided by operating activities or Net cash used for investing or financing activities in our Consolidated Statements of Cash Flows. In 2010, the Company expects to change its policies with respect to compensated absences in a manner which is likely to reduce the amount of the liability by a significant amount and favorably impact results of operations. For further details, please refer to note 1 – “Summary of Significant Accounting Policies” of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report.

Accounting Pronouncements

In June 20090, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles (“ASC 105”) as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. ASC 105 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. The adoption of ASC 105 did not have a material impact on our financial position, results of operations or cash flows, but does impact our financial reporting process by eliminating all references to pre-codification standards.

Effective April 1, 2009, we adopted ASC 855-10, Subsequent Events – Overall (“ASC 855-10”), which sets forth general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of ASC 855-10 did not have a material impact on our condensed consolidated financial condition or results of operations. On February 24, 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”). The amendments in ASU 2010-09 remove the requirement in ASC 855-10 for a SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements.

The Company early adopted the guidance of ASC 820-10-65, Fair Value Measurements and Disclosures – Overall – Transition and Open Effective Date Information (“ASC820-10-65”) in the first quarter of 2009. ASC 820-10-65 provides additional guidance on: 1) estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to the normal market activity for the asset or liability, and 2) identifying transactions that are not orderly. ASC 820-10-65 must be applied prospectively and retrospective application is not permitted. ASC 820-10-65 is effective for interim and annual periods after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 subject to also early adoption of ASC 320-10-65. Adoption of ASC 855-10 did not have a material impact on our consolidated results of operations or financial condition. See note 3 to the consolidated financial statements included herein for the application of ASC 820-10-65 and further details regarding fair value measurement of the Company’s financial assets as of December 31, 2009.

Effective July 1, 2009, we adopted FASB Accounting Standards Update (“ASU”) No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820, Fair Value Measurements and Disclosures, for the fair value measurements of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted market price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, the reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on our consolidated results of operations or financial condition.

The Company early adopted the guidance of ASC 320-10-65, Investments – Debt and Equity Securities – Overall – Transition and Open Effective Date Information (“ASC 320-10-65”) in the first quarter of 2009. ASC 320-10-65 provides new guidance on the recognition and presentation of an other-than-temporary impairment (“OTTI”) for available for sale and held to maturity debt securities (equities are excluded). An impaired security is not recognized as an OTTI impairment if management does not intend to sell the impaired security and it is more likely than not it will not be required to sell the security before the recovery of its amortized costs basis. If management concludes a security is other-than-temporarily impaired, the FSP requires that the difference between the fair value and the amortized cost of the security to be presented as an OTTI charge in the Consolidated Statements of Operations, with an offset for any noncredit-related loss component of the OTTI charge to be recognized in Other comprehensive income (loss). Accordingly, only the credit loss component of the OTTI amount will have an impact on the Company’s results of operations. For all debt securities in unrealized loss positions that do not meet either of the two requirements, ASC 320-10-65 requires the that the Company analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the debt security prior to impairment.

Under ASC 320-10-65, when an OTTI of a debt security has occurred, the amount of the OTTI recognized in earnings depends on whether the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis. If the debt security meets either of these two criteria, the OTTI recognized in earnings is equal to the entire difference between the security’s amortized cost basis and its fair value at the impairment measurement date. For OTTI of debt securities that do not meet either of the two criteria, the net amount recognized in earnings is equal to the difference between the amortized cost of the debt security and its net present value calculated as described above. Any difference between the fair value and the net present value of the debt security at the impairment measurement date is recorded in other comprehensive income (loss). Unrealized gains or losses on securities for which an OTTI has been recognized in earnings is tracked as a separate component of accumulated other comprehensive loss. Prior to the adoption, an OTTI recognized in earnings for debt securities was equal to the total difference between amortized cost and fair value at the time of impairment. ASC 320-10-65 also requires extensive new interim and annual disclosure for both fixed maturities and equities to provide further disaggregating information as well as information about how the credit loss component of the OTTI charge was determined and requiring a roll forward of such amount for each reporting period. See notes 2, 4 and 5 to the consolidated financial statements included herein for the application of ASC 320-10-65 and further details regarding fair value measurement of the Company’s financial assets as of December 31, 2009.

The Company early adopted ASC 825-10-65, Financial Instruments – Overall – Transition and Open Effective Date Information (“ASC 825-10-65”) in the first quarter of 2009. ASC 825-10-65 amends ASC 825-10 to require disclosures about fair value of financial instruments in interim financial statements, as well as in annual financial statements and also amends ASC 270-10 to require those disclosures in all interim financial statements. See note 3 to the consolidated financial statements included herein for these related disclosures.

ASC 325-40-65, Instruments – Overall – Transition and Open Effective Date Information (“ASC 325-40-65) eliminates the requirement that the holder’s best estimate of cash flows be based upon those that a “market participant” would use. ASC 325-40-65 was amended to require recognition of an OTTI when it is “probable” that there has been an adverse change in the holder’s best estimate of cash flows from the cash flows previously projected. This amendment aligns the impairment guidance under ASC 320-10-35. ASC 325-40-65 retains and re-emphasizes the OTTI guidance and disclosures in pre-existing GAAP and SEC requirements. The adoption of ASC 325-40-65 did not have a material impact on the Company’s results of operations or financial position.

All other codified accounting standards and interpretations of those standards issued during the first nine months of 2009 did not relate to accounting policies and procedures pertinent to the Company at this time.

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

These forward-looking statements reflect our current views, but they are based on assumptions and are subject to risks, uncertainties, and other variables which you should consider in making an investment decision, including, in addition to the terms discussed under “PART I. ITEM 1A. Risk Factors” of this document, (a) current and future economic conditions and uncertainties and disruptions in financial markets that may materially and adversely affect our business (including the heightened potential for claims fraud), operations, capital and liquidity, (b) the unpredictability of governmental actions affecting financial institutions and other financial firms and/or rating agencies, (c) operational risks and other challenges associated with growth into new and unfamiliar markets and states, (d) adverse market conditions, including heightened competition, (e) factors considered by A.M. Best in the rating of our insurance subsidiary, and the acceptability of our current rating, or a future rating, to agents and customers, (f) the Company’s ability to adjust and settle its runoff business on terms consistent with our estimates and reserves, (g) the adoption or amendment of legislation and regulations, uncertainties in the outcome of litigation and adverse trends in litigation, (h) inherent uncertainty arising from the use of estimates and assumptions in decisions about pricing and reserves, (i) the effects on claims levels resulting from natural disasters and other adverse weather conditions, (j) the availability of reinsurance and our ability to collect reinsurance recoverables, (k) the availability and cost of capital, which may be required in order to implement the Company’s strategies, and (l) limitations on the our ability to use net operating loss carryforwards.

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

The following Consolidated Financial Statements are on pages 64 through 112:

The following Consolidated Financial Statements Schedules are on pages 113 through 123:

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

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, on the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2009, in timely alerting them to information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act reports.

While the Company believes that its existing disclosure controls and procedures have been effective to accomplish their objectives, the Company intends to continue to examine, refine and document its disclosure controls and procedures and to monitor ongoing developments in this area.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be supplied by a Schedule 14A filing or an amendment to this Report, to be filed with the SEC no later than April 30, 2010.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 will be supplied by a Schedule 14A filing or an amendment to this Report, to be filed with the SEC no later than April 30, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be supplied by a Schedule 14A filing or an amendment to this Report, to be filed with the SEC no later than April 30, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be supplied by a Schedule 14A filing or an amendment to this Report, to be filed with the SEC no later than April 30, 2010.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 will be supplied by a Schedule 14A filing or an amendment to this Report, to be filed with the SEC no later than April 30, 2010.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of the report:

1.	The following financial statements filed under Part II, Item 8:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Operations for the Years Ended December 31, 2009 and 2008

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the Years Ended December 31, 2009 and 2008

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 and 2008

Notes to Consolidated Financial Statements, December 31, 2009 and 2008

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

GAINSCO, INC. (Registrant)

/s/ Glenn W. Anderson
By:	Glenn W. Anderson, President

Date:	March 31, 2010

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

Name	Title	Date

/s/ Robert W. Stallings	Chairman of the Board	March 31, 2010
Robert W. Stallings

/s/ Glenn W. Anderson	President, Chief Executive	March 31, 2010
Glenn W. Anderson	Officer and Director

/s/ Daniel J. Coots	Senior Vice President,	March 31, 2010
Daniel J. Coots	Chief Financial Officer and
Chief Accounting Officer

/s/ Joel C. Puckett	Director	March 31, 2010
Joel C. Puckett

/s/ Robert J. Boulware Robert J. Boulware	Director	March 31, 2010

/s/ John C. Goff	Director	March 31, 2010
John C. Goff

/s/ Sam Rosen	Director	March 31, 2010
Sam Rosen

/s/ Harden H. Wiedemann	Director	March 31, 2010
Harden H. Wiedemann

/s/ John H. Williams	Director	March 31, 2010
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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, based on the framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control – Integrated Framework.

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

Exhibit Index

Exhibit No.
3.1	Restated Articles of Incorporation of Registrant as filed with the Secretary of State of Texas on July 24, 1986 [Exhibit 3.1, filed in Registration Statement No. 33-7846 on Form S-1, effective November 6, 1986].

3.2	Articles of Amendment to the Articles of Incorporation as filed with the Secretary of State of Texas on June 10, 1988 [Exhibit 3.2, filed in Registration Statement No. 33-25226 on Form S-1, effective November 14, 1988].

3.3	Articles of Amendment to Articles of Incorporation as filed with the Secretary of State of Texas on August 13, 1993 [Exhibit 3.6, Form 10-K dated March 25, 1994].

3.4	Articles of Amendment to Articles of Incorporation as filed with the Secretary of State of Texas on November 10, 2005 [Exhibit 3.8, Form 8-K filed November 16, 2005].

3.5	Statement of Resolution Establishing and Designating Series A Convertible Preferred Stock of Registrant as filed with the Secretary of State of the State of Texas on October 1, 1999 [Exhibit 99.18, Form 8-K filed October 7, 1999].

3.6	Articles of Amendment to the Statement of Resolution Establishing and Designating the Series A Convertible Preferred Stock of Registrant as filed with the Secretary of State of Texas on January 21, 2005 [Exhibit 4.1, Form 8-K filed January 24, 2005].

3.7	Articles of Amendment to the Articles of Incorporation effective June 8, 2009 [Exhibit 3.9, Form 8-K filed June 3, 2009].

3.8	Amended and Restated Bylaws of Registrant effective January 1, 2010 [Exhibit 3.1, Form 8-K filed November 13, 2009].

4.1	Form of Common Stock Certificate [Exhibit 4.6, Form 10-K filed March 28, 1997].

4.2	Agreement dated August 26, 1994 appointing Continental Stock Transfer & Trust Company transfer agent and registrar [Exhibit 10.28, Form 10-K dated March 30, 1995].

4.3	Series B Common Stock Purchase Warrant dated as of October 4, 1999 between Registrant and Goff Moore Strategic Partners, L.P. (“GMSP”) [Exhibit 99.20, Form 8-K filed October 7, 1999].

4.4	First Amendment to Series B Common Stock Purchase Warrant dated as of March 23, 2001 between Registrant and GMSP [Exhibit 99.22, Form 8-K/A filed March 30, 2001].

4.4	Second Amendment to Series B Common Stock Purchase Warrant dated as of January 21, 2005 between Registrant and GMSP [Exhibit 10.10, Form 8-K filed January 24, 2005].

4.5	Amended and Restated Trust Agreement among GAINSCO, INC. as Depositor, Wilmington Trust Company as Property Trustee, Wilmington Trust Company as Delaware Trustee, and Glenn W. Anderson, Daniel J. Coots and Richard M. Buxton as Administrators, dated as of January 13, 2006 [Exhibit 10.41, Form 8-K filed January 18, 2006].

4.6	Junior Subordinated Indenture between GAINSCO, INC. and Wilmington Trust Company, as Trustee, dated as of January 13, 2006 [Exhibit 10.42, Form 8-K filed January 18, 2006].

4.7	Guarantee Agreement between GAINSCO, INC. as Guarantor and Wilmington Trust Company as Guarantee Trustee, dated as of January 13, 2006 [Exhibit 10.43, Form 8-K filed January 18, 2006].

4.8	Amended and Restated Trust Agreement among GAINSCO, INC. as Depositor, U.S. Bank National Association as Property Trustee, and Glenn W. Anderson and Daniel J. Coots as Administrators, dated as of December 21, 2006 [Exhibit 4.14, Form 10-K filed April 2, 2007].

4.9	Junior Subordinated Indenture between GAINSCO, INC. and U.S. Bank National Association, as Trustee, dated as of December 21, 2006 [Exhibit 4.15, Form 10-K filed April 2, 2007].

4.10	Guarantee Agreement between GAINSCO, INC. as Guarantor and U.S. Bank National Association as Guarantee Trustee, dated as of December 21, 2006 [Exhibit 4.16, Form 10-K filed April 2, 2007].

10.1*	1998 Long Term Incentive Plan of the Registrant [Exhibit 99.8, Form 10-Q filed August 11, 1998].

10.2*	GAINSCO, INC. 401(k) Plan and related Adoption Agreement [Exhibit 10.14, Form 10-Q filed November 14, 2003].

10.3*	GAINSCO, INC. 2005 Long-Term Incentive Compensation Plan [Exhibit 4.1, registration statement on Form S-8 filed on November 14, 2005].

10.4*	Form of Restricted Stock Incentive Agreement (incorporated by reference to Exhibit 4.2 to the registration statement on Form S-8 filed on November 14, 2005).

10.5*	Form of Restricted Stock Unit Incentive Agreement [Exhibit 4.3, registration statement on Form S-8 filed on November 14, 2005].

10.6*	Form of Restricted Stock Unit Incentive Agreement [Exhibit 10.35, Form 8-K filed September 10, 2008].

10.7*	Form of 2008 Amendment to Restricted Stock Unit Incentive Agreement [Exhibit 10.36, Form 8-K filed September 10, 2008].

10.8*	Employment Agreement dated April 25, 1998 between Glenn W. Anderson and the Registrant [Exhibit 99.5, Form 10-Q/A filed June 16, 1998].

10.9*	Change of Control Agreement for Glenn W. Anderson [Exhibit 99.7, Form 10-Q/A filed June 16, 1998].

10.10*	Replacement Non-Qualified Stock Option Agreement dated July 24, 1998 between Glenn W. Anderson and the Registrant [Exhibit 99.9, Form 10-Q filed August 11, 1998].

10.11*	Waiver and First Amendment to Employment Agreement dated as of August 27, 2004 between Registrant and Glenn W. Anderson [Exhibit 10.7, Form 8-K filed August 30, 2004].

10.12*	Change in Control Agreement dated as of August 27, 2004 between Registrant and Glenn W. Anderson [Exhibit 10.8, Form 8-K filed August 30, 2004].

10.13*	Restricted Stock Agreement dated as of January 21, 2005 between Registrant and Glenn W. Anderson [Exhibit 10.11, Form 8-K filed January 24, 2005]

10.14*	Employment Agreement dated as of August 27, 2004 between Registrant and Robert W. Stallings [Exhibit 10.5, Form 8-K filed August 30, 2004].

10.15*	Employment Agreement dated as of August 27, 2004 between Registrant and James R. Reis [Exhibit 10.6, Form 8-K filed August 30, 2004].

10.16	Forms of Change of Control Agreements [Exhibit 10.4, Form 10-K filed March 29, 2002].

10.17	Office Lease dated May 3, 2005 by and between Crescent Real Estate Funding VIII, L.P. and GAINSCO, INC. [Exhibit 10.37, Form 8-K filed May 9, 2005].

10.18	First Amendment to Office Lease dated July 13, 2005 by and between Crescent Real Estate Funding VIII, L.P. and GAINSCO, INC. [Exhibit 10.38, Form 8-K filed July 19, 2005].

10.19	Second Amendment to Office Lease dated September 23, 2005 by and between Crescent Real Estate Funding VIII, L.P. and GAINSCO, INC. [Exhibit 10.39, Form 8-K filed September 29, 2005].

10.20	Third Amendment to Office Lease dated October 27, 2005 by and between Crescent Real Estate Funding VIII, L.P. and GAINSCO, INC. [Exhibit 10.21, Form 10-K, filed March 27, 2009].

10.21	Fourth Amendment to Office Lease dated January 25, 2006 by and between Crescent Real Estate Funding VIII, L.P. and GAINSCO, INC. [Exhibit 10.22, Form 10-K, filed March 27, 2009].

10.22	Fifth Amendment to Office Lease dated February 7, 2007 by and between Crescent Real Estate Funding VIII, L.P. and GAINSCO, INC. [Exhibit 10.41, Form 8-K filed February 12, 2007].

10.23	Acquisition Agreement dated August 12, 2002 among GAINSCO, INC., GAINSCO Service Corp., GAINSCO County Mutual Insurance Company, Berkeley Management Corporation and Liberty Mutual Insurance Company [Exhibit 10.26, Form 10-Q filed August 14, 2002].

10.24	Acquisition Agreement dated August 12, 2002 among GAINSCO, INC., GAINSCO Service Corp., Berkeley Management Corporation, Liberty Mutual Insurance Company, and GAINSCO County Mutual Insurance Company and Amendment to Acquisition Agreement dated December 2, 2002 among GAINSCO, INC., GAINSCO Service Corp., Berkeley Management Corporation, Liberty Mutual Insurance Company, and GAINSCO County Mutual Insurance Company [Exhibit 10.26, Form 10-Q filed August 14, 2002 and Exhibit 10.32, Form 8-K filed December 5, 2002].

10.25*	Compensation of non-management directors beginning in 2005 was described in a Form 8-K filed on May 17, 2005, and such description is incorporated herein by reference.

10.26	Credit Agreement between GAINSCO, INC. and The Frost National Bank dated September 30, 2005 [Exhibit 10.40, Form 8-K filed October 6, 2005].

10.27	First Amendment to Credit Agreement dated as of January 13, 2006, among the Company, National Specialty Lines, Inc. and The Frost National Bank. [Exhibit 10.28, Form 10-K, filed March 27, 2009].

10.28	Second Amendment to Credit Agreement dated as of October 31, 2007, among the Company, National Specialty Lines, Inc. and The Frost National Bank [Exhibit 10.30, Form 10-k filed March 28, 2008].

10.29	Third Amendment to Credit Agreement dated as of November 21, 2008, among the Company, National Specialty Lines, Inc. and The Frost National Bank [Exhibit 10.35, Form 8-K filed November 25, 2008].

10.30	Sponsorship Agreement executed March 5, 2008, effective January 1, 2008, by and between Stallings Capital Group Consultants, Ltd. and GAINSCO, INC. [Exhibit 10.30, Form 8-K filed March 11, 2008].

10.31	Sponsorship Agreement executed December 17, 2008, effective January 1, 2009, by and between Stallings Capital Group Consultants, Ltd. and GAINSCO, INC. [Exhibit 10.36, Form 8-K filed December 18, 2008].

10.32	Sponsorship Agreement effective January 1, 2010, by and between Stallings Capital Group Consultants, Ltd. and GAINSCO, INC. [Exhibit 10.41, Form 8-K filed January 21, 2010].

10.33	Software License Agreement dated May 3, 2007 by and between Guidewire Software, Inc. and MGA Insurance Company, Inc. [Exhibit 10.27, Form 10-Q filed August 14, 2007].

10.34	Consulting Services Agreement dated May 2, 2007 by and between Guidewire Software, Inc. and MGA Insurance Company, Inc. [Exhibit 10.28, Form 10-Q filed August 14, 2007].

10.35	Stock Purchase Agreement by and between GAINSCO, INC., MGA Insurance Company, Inc. and Montpelier Re U.S. Holdings Ltd. dated August 13, 2007 [Exhibit 10.29, Form 8-K filed August 17, 2007].

10.36	100% Quota Share Reinsurance Agreement dated October 31, 2007 between MGA Insurance Company, Inc. and General Agents Insurance Company of America, Inc. [Exhibit 10.31, Form 10-K filed March 28, 2008].

10.37	Reinsurance Trust Agreement dated October 31, 2007, by and among MGA Insurance Company, Inc., General Agents Insurance Company of America, Inc. and Bank of Oklahoma, N.A. as Trustee [Exhibit 10.32, Form 10-K filed March 28, 2008].

10.38	Guaranty Agreement dated October 31, 2007 by GAINSCO, INC. for the benefit of General Agents Insurance Company of America, Inc. [Exhibit 10.33, Form 10-K filed March 28, 2008].

11.1	Statement regarding Computation of Per Share Earnings (the required information is included in Note [1(k)] of Notes to Consolidated Financial Statements included in this Report and no separate statement is, or is required to be, filed as an exhibit).

21.1	Subsidiaries of Registrant. †

23.1	Consent of BDO Seidman, LLP †

31.1	Section 302 Certification of Chief Executive Officer (certification required pursuant to Rule 13a-14(a) and 15d-14(a)). †

31.2	Section 302 Certification of Chief Financial Officer (certification required pursuant to Rule 13a-14(a) and 15d-14(a)). †

32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer. (1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Chief Financial Officer. (1)

†	Filed herewith.
(1)	Furnished herewith Exhibits which are not marked “†” in the foregoing table have been previously filed with the Commission as an exhibit to the filing shown following the description of the applicable exhibit.
*	Indicates a management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

GAINSCO, INC.:

We have audited the accompanying consolidated balance sheets of GAINSCO, INC. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the two years in the period ended December 31, 2009. In connection with our audits of the financial statements, we also have audited the financial statement schedules II, III, IV and VI. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GAINSCO, INC. and subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP
BDO Seidman, LLP

Dallas, Texas

March 31, 2010

GAINSCO, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2009 and 2008

(Amounts in thousands, except share data)

	2009	2008
Assets
Investments (notes 1, 2 and 3):
Bonds, available for sale – at fair value (amortized cost: $139,036 – 2009, $109,879 – 2008)	$139,320	103,800
Bonds, trading – at fair value (cost: $323 – 2009)	323	—
Preferred stocks – at fair value (cost: $4,947 – 2009, $4,451 – 2008)	4,235	3,219
Common stocks – at fair value (cost: $466 – 2009, $278 – 2008)	551	277
Certificates of deposit – at cost, approximately fair value (amortized cost: $185 – 2009, $255 – 2008)	185	255
Other long-term investment – at equity method, approximately fair value (cost: $1,068 – 2009, $1,850 – 2008)	1,068	1,850
Short-term investments – at fair value (amortized cost: $42,289 – 2009, $65,820 – 2008)	42,315	65,801

Total investments	187,997	175,202

Cash	1,616	1,373
Accrued investment income (note 1)	1,570	1,221
Premiums receivable (net of allowance for doubtful accounts: $1,084 – 2009, $1,029 – 2008) (note 1)	34,162	39,836
Reinsurance balances receivable (net of allowance for doubtful accounts: $130 – 2009, $132 – 2008) (notes 1 and 8)	463	1,238
Ceded unpaid claims and claim adjustment expenses (notes 8 and 10)	2,823	2,405
Deferred policy acquisition costs (note 1)	6,438	7,850
Property and equipment (net of accumulated depreciation and amortization: $8,478 – 2009, $6,915 – 2008) (notes 1 and 9)	1,764	2,936
Current Federal income taxes (notes 1 and 11)	16	26
Deferred Federal income taxes (net of valuation allowance: $28,830 – 2009, $29,905 – 2008) (notes 1 and 11)	137	2,492
Other assets	4,307	4,295
Goodwill (note 1)	609	609

Total assets	$241,902	239,483

(continued)

GAINSCO, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2009 and 2008

(Amounts in thousands, except share data)

	2009	2008
Liabilities and Shareholders’ Equity
Liabilities:
Unpaid claims and claim adjustment expenses (notes 1 and 10)	$75,368	75,482
Unearned premiums (note 1)	41,305	48,482
Accounts payable	5,605	4,107
Commissions payable	696	1,473
Premiums payable	307	784
Reinsurance balances payable (note 8)	272	718
Note payable (note 6)	900	900
Subordinated debentures (note 7)	43,000	43,000
Other liabilities	3,097	3,584
Cash overdraft	8,303	6,916

Total liabilities	178,853	185,446

Commitments and contingencies (notes 6, 7, 8, 14, 16, 17 and 18)

Shareholders’ Equity (notes 12 and 14):
Common stock ($.10 par value, 12,500,000 shares authorized, 5,039,432 shares issued and 4,782,898 shares outstanding at December 31, 2009, 5,039,549 shares issued and 4,786,820 shares outstanding at December 31, 2008*)	504	2,519
Additional paid-in capital	154,072	151,740
Accumulated deficit	(87,166)	(91,250)
Accumulated other comprehensive loss (notes 2, 3, 4 and 5)	(192)	(4,839)
Treasury stock, at cost (256,534 shares at December 31, 2009, 252,729 shares at December 31, 2008*) (notes 1 and 12)	(4,169)	(4,133)

Total shareholders’ equity	63,049	54,037

Total liabilities and shareholders’ equity	$241,902	239,483

*	share amounts retroactively adjusted for a one-for-five reverse stock split

See accompanying notes to consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2009 and 2008

(Amounts in thousands, except per share data)

	2009	2008
Revenues:
Net premiums earned (notes 1 and 8)	$185,211	176,606
Net investment income (note 2)	6,677	7,728
Realized investment gains (losses) (note 2 and 3), net:
Other-than-temporary impairment losses	(3,569)	(5,671)
Other-than-temporary impairment losses transferred to Other comprehensive loss	3,141	—
Other realized investment gains (losses), net	2,795	(642)

Total realized investment gains (losses)	2,367	(6,313)

Agency revenues (note 1)	12,999	12,461
Other (expense) income, net	(439)	52

Total revenues	206,815	190,534

Expenses:
Claims and claim adjustment expenses (notes 1, 8 and 10)	137,287	129,562
Policy acquisition costs (note 1)	30,302	29,690
Underwriting and operating expenses	33,000	31,449
Interest expense, net (notes 6 and 7)	2,086	3,188

Total expenses	202,674	193,889

Income (loss) before Federal income taxes	4,141	(3,355)

Federal income taxes (notes 1 and 11):
Current expense	68	46

Total income taxes	68	46

Net income (loss)	$4,073	(3,401)

Income (loss) per common share (notes 1, 12 and 13):
Basic	$.85	(.70)

Diluted	$.85	(.70)

Weighted average common shares outstanding (notes 12 and 13):
Basic	4,785	4,883

Diluted	4,785	4,883

See accompanying notes to consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)

Years ended December 31, 2009 and 2008

(Amounts in thousands)

	2009		2008
Common stock:
Balance at beginning of year	$2,519		2,512
Issuance of restricted common stock	—		7
Reverse stock split	(2,015)		—

Balance at end of year	$504		2,519

Additional paid-in capital:
Balance at beginning of year	$151,740		151,451
Issuance of restricted common stock	—		(7)
Reverse stock split	2,015		—
Stock-based compensation expense	217		152
Accrual of restricted stock units	100		144

Balance at end of year	$154,072		151,740

Accumulated deficit:
Balance at beginning of year	$(91,250)		(86,490)
Correction of an immaterial error (note 1)	—		(1,359)
Cumulative impact of adoption of ASC 320-10-65, net of tax (note 5)	11		—
Net income (loss)	4,073	$4,073	(3,401)	(3,401)

Balance at end of year	$(87,166)		(91,250)

Accumulated other comprehensive loss:

Balance at beginning of year	$(4,839)		(489)
Cumulative impact of adoption of ASC 320-10-65, net of tax (note 5)	(11)		—
Other comprehensive income (loss)	4,658	4,658	(4,350)	(4,350)

Comprehensive income (loss)		$8,731		(7,751)

Balance at end of year	$(192)		(4,839)

Treasury stock:
Balance at beginning of year	$(4,133)		(947)
Purchase of treasury stock	(36)		(3,186)

Balance at end of year	$(4,169)		(4,133)

Total shareholders’ equity end of year	$63,049		54,037

See accompanying notes to consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2009 and 2008

(Amounts in thousands)

	2009	2008
Cash flows from operating activities:
Net income (loss)	$4,073	(3,401)
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Depreciation and amortization	2,573	1,831
Other-than-temporary impairment of investments	428	5,671
Non-cash compensation expense	317	296
Realized (gains) losses (excluding other-than-temporary impairments)	(2,701)	642
Realized gains on trading securities	(94)	—
Realized losses on sale of property and equipment	—	16
Change in operating assets and liabilities:
Accrued investment income	(349)	224
Premiums receivable	5,674	(737)
Reinsurance balances receivable	775	(297)
Ceded unpaid claims and claim adjustment expenses	(418)	6,289
Deferred policy acquisition costs	1,412	(674)
Funds held under reinsurance agreements	—	3,209
Other assets	(82)	(406)
Unpaid claims and claim adjustment expenses	(114)	788
Unearned premiums	(7,177)	3,940
Premiums payable	(477)	(1,850)
Commissions payable	(777)	(1,007)
Accounts payable	1,498	894
Reinsurance balances payable	(446)	(744)
Other liabilities	(487)	895
Current Federal income taxes	10	46

Net cash provided by operating activities	$3,638	15,625

(continued)

GAINSCO, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2009 and 2008

(Dollars in thousands, except per share data)

	2009	2008
Cash flows from investing activities:
Bonds available for sale:
Sold	$55,827	31,376
Matured	13,000	43,490
Purchased	(96,147)	(53,527)
Certificates of deposit:
Sold	255	255
Matured	—	1,725
Purchased	(185)	(255)
Bonds trading sold	277	—
Bonds trading purchased	(451)	—
Preferred stocks sold	162	91
Preferred stocks purchased	(764)	(12,752)
Common stocks sold	—	68
Common stocks purchased	(188)	—
Common stocks trading sold	195	—
Common stocks trading purchased	(289)	—
Other long-term investments proceeds (purchased)	782	(1,850)
Net change in short-term investments	23,180	(22,090)
Proceeds from sale of property and equipment	—	6
Property and equipment purchased	(400)	(1,214)

Net cash used for investing activities	(4,746)	(14,677)

Cash flows from financing activities:
Principal repayment	—	(1,000)
Treasury stock purchased	(36)	(3,186)
Net change in cash overdraft	1,387	2,889

Net cash provided by (used for) financing activities	1,351	(1,297)

Net increase (decrease) in cash	243	(349)
Cash at beginning of year	1,373	1,722

Cash at end of year	$1,616	1,373

Supplemental disclosures of cash flow information:

25,664 shares of common stock were issued during 2008, relating to restricted stock units agreements (note 14).

$2,148 and $3,325 in interest was paid during 2009 and 2008, respectively (notes 6 and 7).

$60 in income tax payments were made during 2009. No income tax payments were made during 2008 (note 11).

See accompanying notes to consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

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

See note 12 Shareholders’ Equity regarding a one-for-five reverse stock split that became effective in June of 2009. All share amounts for all periods presented have been retroactively adjusted for the one-for-five reverse stock split.

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

The Company’s nonstandard personal auto products are primarily aligned with customers seeking to purchase basic coverage and limits of liability required by statutory requirements, or slightly higher. Our products include coverage for third party liability, for bodily injury and physical damage, as well as collision and comprehensive coverage for theft, physical damage and other perils for an insured’s vehicle. Within this context, we offer our product to a wide range of customers who present varying degrees of potential risk to the Company, and we strive to price our product to reflect this range of risk accordingly, in order to earn an underwriting profit. Simultaneously, when actuarially prudent, we attempt to position our product price to be competitive with other companies offering similar products to optimize our likelihood of securing our targeted customers. We offer flexible premium down payment, installment payment, late payment, and policy reinstatement plans that we believe help us secure new customers and retain exiting customers, while generating an additional source of income from fees that we charge for those services. We primarily write six-month policies in Arizona, Florida, Nevada and New Mexico and both one month and six month policies in Texas, with one year policies in California and both six month and one year policies in Georgia and South Carolina. The terms of policies we are permitted to offer varies in the states in which we operate.

GAN expects to use cash during the next twelve months primarily for: (1) interest and principal on the Note payable, (2) interest on the Subordinated debentures, (3) administrative expenses, and (4) investments. The primary sources of cash to meet these obligations are assets held by GAN and dividends from its subsidiaries.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

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

Investment securities are exposed to a number of factors, including general economic and business environment, changes in the credit quality of the issuer of the fixed income securities, changes in market conditions or disruptions in particular markets, changes in interest rates, or regulatory changes. Fair values of securities fluctuate based on the magnitude of changing market conditions. Our securities are issued by domestic entities and are backed either by collateral or the credit of the underlying issuer. Factors such as an economic downturn, disruptions in the credit markets, a regulatory change pertaining to the issuer’s industry, deterioration in the cash flows or the quality of assets of the issuer, or a change in the issuer’s marketplace may adversely affect our ability to collect principal and interest from the issuer. Both equity and fixed income securities have been affected over the past several years, and may be affected in the future, by significant external events. Credit rating downgrades, defaults, and impairments may result in write-downs in the value of the investment securities held by the Company. The Company regularly monitors its portfolio for pricing changes, which might indicate potential impairments, and performs reviews of securities with unrealized losses. In such cases, changes in fair value are evaluated to determine the extent to which such changes are attributable to (i) fundamental factors specific to the issuer, such as financial conditions, business prospects or other factors, or (ii) market-related factors, such as interest rates. When a security in the Company’s investment portfolio has an unrealized loss in fair value that is deemed to be other than temporary, the Company reduces the book value of such security to its current fair value, recognizing the credit related decline as a realized loss in the Consolidated Statements of Operations and a revised GAAP cost basis for the security is established.

For fixed maturity securities that are other-than-temporarily impaired, the Company assesses its intent to sell and the likelihood that we will be required to sell the security before recovery of its amortized cost. If a fixed maturity security is considered other-than-temporarily impaired, but the Company does not intend to and is not more than likely to be required to sell the security prior to its recovery to amortized cost, the amount of the impairment is separated into a credit loss component and the amount due to all other factors. The credit loss component of an impairment charge on a fixed maturity security is determined by the excess of the amortized cost over the present value of the expected cash flows. The present value is determined using the best estimate of cash flows discounted at (1) the effective interest rate implicit at the date of acquisition for non-structured securities or (2) the book yield for structured securities. The techniques and assumptions for determining the best estimate of cash flows varies depending on the type of security. The credit loss component of an impairment charge is recognized in net earnings while the non-credit component is recognized in accumulated other comprehensive income (loss).

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

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

(d)	Deferred Policy Acquisition Costs and Policy Acquisition Costs

Deferred policy acquisition costs (“DAC”) are principally commissions, premium taxes and marketing expenses which are deferred. Policy acquisition costs are principally commissions, premium taxes, marketing expenses and the change in deferred policy acquisition costs that are charged to operations over the period in which the related premiums are earned. The Company utilizes investment income when assessing recoverability of Deferred policy acquisition costs. A premium deficiency and a corresponding charge to income is recognized if the sum of the expected claims and claim adjustment expenses, unamortized acquisition costs and maintenance costs exceeds related unearned premiums and anticipated investment income. At December 31, 2009, there was a premium deficiency of $66,000, net of anticipated investment income, that was recognized against Deferred policy acquisition costs for expected underwriting losses on the Southeast business. At December 31, 2008, there was no premium deficiency that was required to be recognized.

Information relating to these net deferred amounts, as of and for the years ended December 31, 2009 and 2008 is summarized as follows:

	2009	2008
	(Amounts in thousands)
Asset balance, beginning of period	$7,850	7,176

Deferred commissions	20,622	22,499
Deferred premium taxes and marketing expenses	7,761	7,510
Premium deficiency	(66)	—
Amortization	(29,729)	(29,335)

Net change	(1,412)	674

Asset balance, end of period	$6,438	7,850

(e)	Property and Equipment

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

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

Costs associated with software developed or purchased for internal use are capitalized based on Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-40, Intangibles – Goodwill and Other – Internal-use Software, and other related guidance. Capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software and payroll for employees directly associated with, and who devote time to, the development of the internal-use software. Costs incurred in development and enhancement of software that do not meet the capitalization criteria, such as costs of activities performed during the preliminary and post-implementation stages, are expensed as incurred. The critical estimate related to this process is the determination of the amount of time devoted by employees to specific stages of internal-use software development projects. The Company reviews any impairment of the capitalized costs on a periodic basis. The Company amortizes such costs over the estimated useful life of the software, which is three years once the software has been placed in service. The Company capitalized software development costs of approximately $0 and $2,153,000 in 2009 and 2008, respectively. Amortization expense related to capitalized software development costs was approximately $717,000 and $536,000 for the years ended December 31, 2009 and 2008, respectively.

(f)	Goodwill

Goodwill carried on GAN’s balance sheet represents the excess of purchase price over fair value of net identifiable assets acquired. The goodwill recorded is related to the 1998 acquisition of the Lalande Group. In accordance with ASC 350-20, Intangibles – Goodwill and Other – Goodwill, goodwill is not amortized but rather is subject to an annual impairment test, or earlier if certain factors are present, based on its estimated fair value. Therefore, impairment losses could be recorded in future periods. The Company conducts on at least an annual basis a review of its reporting units’ assets and liabilities to determine whether goodwill is impaired. The goodwill impairment test is a two-step test. Under the first step, fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test. Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of the goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a variety of methods, including a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. GAN performed this test as of December 31, 2009 and 2008. The test results indicated that there was no impairment loss at December 31, 2009 or 2008.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

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

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

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

The Company records treasury stock in accordance with the “cost method” described in ASC 505-30, Equity – Treasury Stock (“ASC 505-30”). The Company held 256,534 and 252,729 shares of Common Stock as treasury stock at December 31, 2009 and 2008, respectively.

(i)	Revenue Recognition and Premiums Receivable

Premiums and policy fees are recognized as earned on a pro rata basis over the period the Company is at risk under the related policy. Agency revenues are primarily fees charged on insureds’ premiums due. These fees are earned over the terms of the underlying policies. Unearned premiums represent the portion of premiums written and policy fees which are applicable to the unexpired terms of policies in force. Premiums receivable consist of balances owed for coverages written with the Company. The Company’s allowance for doubtful accounts consists of all premiums receivables over thirty days past due.

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

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

The Company currently has a full valuation allowance for the tax benefit from its net operating loss carryforwards. ASC 740-10, Income Taxes – Overall (“ASC 740-10”) requires positive evidence, such as taxable income over the most recent three-year period and other available objective and subjective evidence, for management to conclude that it is “more likely than not” that a portion or all of the deferred tax assets will be realized. While both objective and subjective evidence are considered, it is the Company’s understanding that objective evidence should generally be given more weight in the analysis under ASC 740-10. In making the determination, the Company considered all available evidence, including the fact that the Company incurred a cumulative taxable loss for the three years ended December 31, 2009. The Company does not record a tax valuation allowance relating to the net unrealized losses on investments, excluding equity securities, because it is more likely than not that these losses would reverse or be utilized in future periods. The Company has the ability and it is the Company’s intent to fully recover the principal, which could require the Company to hold these securities until their maturity; therefore, the Company considers the impairment to be temporary – see Note 11.

The Company adopted the provisions of ASC 740-10-65, Income Taxes – Overall – Transition and Open Effective Date Information (“ASC 740-10-65”) on January 1, 2007. As a result, the Company recognized no additional liability or reduction in deferred tax asset for uncertain tax benefits. At December 31, 2009, the Company has not identified any uncertain tax positions in accordance with ASC 740-10-65. The Company is subject to U.S. federal income tax examinations by tax authorities for 2006 and subsequent years.

(k)	Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, receivables, payables and debt and equity instruments. The carrying values of these financial instruments approximate their respective fair values as they are either short-term in nature or carry interest rates which approximate market rates.

(l)	Earnings Per Share

Earnings per share (“EPS”) for the years ended December 31, 2009 and 2008 is based on a weighted average of the number of common shares outstanding during each year, retroactively adjusted for a one-for-five reverse stock split in June 2009 (see note 12). Basic and diluted EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Common stock equivalents related to stock options are excluded from the diluted EPS calculation if their effect would be anti-dilutive to EPS.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

(m)	Share-Based Compensation

The Company accounts for stock-based employee compensation plans under the provisions of ASC 718-10-65, Stock Compensation – Overall – Transition and Open Effective Date Information (“ASC 718-10-65”) that focuses primarily on accounting for transactions in which an entity exchanges its equity instruments for employee services and carries forward prior guidance for share-based payments for transactions with non-employees. Under the modified prospective transition method, the Company is required to recognize compensation cost, after the effective date, January 1, 2006, for the portion of all previously granted awards that were not vested and the vested portion of all new stock option grants and restricted stock. The compensation cost is based on whether the related service period and performance period achievements are considered probable at the time of measurement using the closing price of GAN’s Common Stock on the grant date, or if the grant has been subsequently modified, on the modification date. The Company recognizes expense relating to stock-based employee compensation on a straight-line basis over the requisite service period which is generally the vesting period. Forfeitures of unvested stock grants are estimated and recognized as reduction of expense. See note 13 of the Condensed Consolidated Financial Statements for more information on share-based compensation.

(n)	Recently Issued Accounting Standards

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles (“ASC 105”) as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. ASC 105 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. The adoption of ASC 105 did not have a material impact on our financial position, results of operations or cash flows, but does impact our financial reporting process by eliminating all references to pre-codification standards.

Effective April 1, 2009, we adopted ASC 855-10, Subsequent Events – Overall (“ASC 855-10”), which sets forth general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of ASC 855-10 did not have a material impact on our consolidated financial condition or results of operations. On February 24, 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”). The amendments in ASU 2010-09 remove the requirement in ASC 855-10 for a SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

The Company early adopted the guidance of ASC 820-10-65, Fair Value Measurements and Disclosures – Overall – Transition and Open Effective Date Information (“ASC 820-10-65”) in the first quarter of 2009. ASC 820-10-65 provides additional guidance on: 1) estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to the normal market activity for the asset or liability, and 2) identifying transactions that are not orderly. ASC 820-10-65 must be applied prospectively and retrospective application is not permitted. ASC 820-10-65 is effective for interim and annual periods after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 subject to also early adoption of ASC 320-10-65. See note 3 for the application of ASC 820-10-65 and further details regarding fair value measurement of the Company’s financial assets as of December 31, 2009.

Effective July 1, 2009, we adopted FASB Accounting Standards Update (“ASU”) No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820, Fair Value Measurements and Disclosures, for the fair value measurements of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted market price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, the reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on our consolidated results of operations or financial condition.

The Company early adopted the guidance of ASC 320-10-65, Investments – Debt and Equity Securities – Overall – Transition and Open Effective Date Information (“ASC 320-10-65”) in the first quarter of 2009. ASC 320-10-65 provides new guidance on the recognition and presentation of an other-than-temporary impairment (“OTTI”) for available for sale and held to maturity debt securities (equities are excluded). An impaired security is not recognized as an OTTI impairment if management does not intend to sell the impaired security and it is more likely than not it will not be required to sell the security before the recovery of its amortized costs basis. If management concludes a security is other-than-temporarily impaired, the FSP requires that the difference between the fair value and the amortized cost of the security to be presented as an OTTI charge in the Consolidated Statements of Operations, with an offset for any noncredit-related loss component of the OTTI charge to be recognized in Other comprehensive income (loss). Accordingly, only the credit loss component of the OTTI amount will have an impact on the Company’s results of operations. For all debt securities in unrealized loss positions that do not meet either of the two requirements, ASC 320-10-65 requires the that the Company analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the debt security prior to impairment.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

Under ASC 320-10-65, when an OTTI of a debt security has occurred, the amount of the OTTI recognized in earnings depends on whether the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis. If the debt security meets either of these two criteria, the OTTI recognized in earnings is equal to the entire difference between the security’s amortized cost basis and its fair value at the impairment measurement date. For OTTI of debt securities that do not meet either of the two criteria, the net amount recognized in earnings is equal to the difference between the amortized cost of the debt security and its net present value calculated as described above. Any difference between the fair value and the net present value of the debt security at the impairment measurement date is recorded in other comprehensive income (loss). Unrealized gains or losses on securities for which an OTTI has been recognized in earnings is tracked as a separate component of accumulated other comprehensive loss. Prior to the adoption, an OTTI recognized in earnings for debt securities was equal to the total difference between amortized cost and fair value at the time of impairment. ASC 320-10-65 also requires extensive new interim and annual disclosure for both fixed maturities and equities to provide further disaggregating information as well as information about how the credit loss component of the OTTI charge was determined and requiring a roll forward of such amount for each reporting period. See notes 2, 4 and 5 for the application of ASC 320-10-65 and further details regarding fair value measurement of the Company’s financial assets as of December 31, 2009.

The Company early adopted ASC 825-10-65, Financial Instruments – Overall – Transition and Open Effective Date Information (“ASC 825-10-65”) in the first quarter of 2009. ASC 825-10-65 amends ASC 825-10 to require disclosures about fair value of financial instruments in interim financial statements, as well as in annual financial statements and also amends ASC 270-10 to require those disclosures in all interim financial statements. See note 3 to the consolidated financial statements included herein for these related disclosures.

ASC 325-40-65, Instruments – Overall – Transition and Open Effective Date Information (“ASC 325-40-65”) eliminates the requirement that the holder’s best estimate of cash flows be based upon those that a “market participant” would use. ASC 325-40-65 was amended to require recognition of an OTTI when it is “probable” that there has been an adverse change in the holder’s best estimate of cash flows from the cash flows previously projected. This amendment aligns the impairment guidance under ASC 320-10-35. ASC 325-40-65 retains and re-emphasizes the OTTI guidance and disclosures in pre-existing GAAP and SEC requirements. The adoption of ASC 325-40-65 did not have a material impact on the Company’s results of operations or financial position.

All other codified accounting standards and interpretations of those standards issued during 2009 did not relate to accounting policies and procedures pertinent to the Company at this time.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

(o)	Correction of an Immaterial Error

During the review of the year end close process for 2009, the Company discovered that compensated absences expense had never been recorded. As of December 31, 2008, the cumulative effect of the error is $1,310,000, which arose over many years, and is considered to be immaterial to the individual prior years. However, since the cumulative impact of correcting this error would have been quantitatively material to the results for the quarter ended December 31, 2009, we applied the guidance of ASC 250-10-S99-1 and S99-2. As such, we revised our previously issued 2008 consolidated financial statements as reflected in the December 31, 2008 Consolidated Balance Sheet, the Consolidated Statement of Operations for the year ended December 31, 2008 and the Consolidated Statement of Shareholders’ Equity and Comprehensive Loss for the year ended December 31, 2008 presented in this report. The cumulative effect of establishing the liability was recorded as an adjustment to the January 1, 2008 balance of Accumulated deficit by $1,359,000. For the year ended December 31, 2008, “Underwriting and operating expenses,” “Total expenses,” “Income (loss) before Federal income taxes” and “Net income (loss)” were each reduced by $49,000 resulting in a decrease of $0.01 for basic and diluted loss per common share. “Other liabilities” and “Total liabilities” were increased by $1,310,000. “Accumulated deficit” and “Total shareholders’ equity” were also decreased by $1,310,000 as of December 31, 2008 by revising the 2008 consolidated financial statements.

The table below highlights certain items revised in prior periods related to the correction of an immaterial error that was incorrectly recorded in prior periods:

	Year ended December 31, 2008
	As originally filed
		Adjustment	As adjusted
	(Amounts in thousands)
Statement of Operations
Underwriting and operating expenses	$31,498	(49)	31,449
Total expenses	193,938	(49)	193,889
Loss before Federal income taxes	(3,404)	49	(3,355)
Net loss	(3,450)	49	(3,401)
Loss per common share – basic	(0.71)	0.01	(0.70)
Loss per common share – diluted	(0.71)	0.01	(0.70)
Balance Sheet
Other liabilities	2,274	1,310	3,584
Total liabilities	184,136	1,310	185,446
Accumulated deficit	(89,940)	(1,310)	(91,250)
Total shareholders’ equity	55,347	(1,310)	54,037

The changes to prior period balances had no impact on the 2008 Total assets, Net cash provided by operating activities or Net cash used for investing or financing activities.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

(p)	Reclassifications

Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current period presentation. Previously, $4,562,000 was presented in Preferred stocks at December 31, 2008 and has been reclassified to Bonds available for sale as of December 31, 2009 and $381,000 was presented in Funds held under reinsurance agreements at December 31, 2008 and has been reclassified to Other assets as of December 31, 2009. These reclassifications had no effect on Total assets, Total liabilities, Total shareholders’ equity, Net loss or Net cash used for operating activities as previously reported.

(2)	Investments

The following schedule summarizes the components of net investment income:

	Years ended December 31,
	2009	2008
	(Amounts in thousands)
Fixed maturities	$6,221	5,891
Preferred stock	221	659
Common stock	31	49
Other long-term investments	90	80
Short-term investments	395	1,291

	6,958	7,970
Investment expenses	(281)	(242)

Net investment income	$6,677	7,728

The following schedules summarize the amortized cost and estimated fair values of investments:

	December 31, 2009
					Other-than- temporary impairments in AOCL (1)
		Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	Amortized Cost

	(Amounts in thousands)
Bonds available for sale:
U.S. Treasury	$5,156	107	—	5,263	—
U.S. Government agencies	7,058	7	(82)	6,983	—
Corporate bonds	82,608	3,031	(236)	85,403	—
Asset backed	7,827	233	(18)	8,042	—
Mortgage backed	36,387	459	(3,217)	33,629	(2,266)
Bonds, trading	323	—	—	323	—
Preferred stocks	4,947	29	(741)	4,235	—
Common stocks, available for sale	466	85	—	551	—
Certificates of deposit	185	—	—	185	—
Other long-term investments	1,068	—	—	1,068	—
Short-term investments	42,289	29	(3)	42,315	—

Total investments	$188,314	3,980	(4,297)	187,997	(2,266)

(1)	Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive loss” or “AOCL” which, from January 1, 2009, were not included in earnings under ASC 320-10-65.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

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

The following schedules summarize the gross unrealized losses showing the length of time that investments have been continuously in an unrealized loss position as of December 31, 2009 and 2008:

	December 31, 2009
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts in thousands)
U.S. Government agencies	$3,976	82	—	—	3,976	82
Corporate bonds	9,458	95	2,182	141	11,640	236
Asset backed	—	—	642	18	642	18
Mortgage backed	5,204	68	9,285	3,149	14,489	3,217
Preferred stocks	75	421	2,131	320	2,206	741
Short-term investments	3,559	3	—	—	3,559	3

Total temporarily impaired securities	$22,272	669	14,240	3,628	36,512	4,297

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

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

At December 31, 2009, the Company’s fixed maturity portfolio had seventeen (17) securities with gross unrealized losses totaling $3,628,000 that were in the excess of 12 months category. At December 31, 2008, the Company’s fixed maturity portfolio had thirteen securities (13) with gross unrealized losses totaling $5,359,000 that were in excess of 12 months category. At December 31, 2009, one single issuer accounted for gross unrealized loss positions greater than $100,000 totaling $421,000 that was in less than 12 months category. Approximately 72% of the unrealized gross losses were with issuers rated as investment grade by Standard and Poor’s (S&P). The decline in the market value is primarily related to the disruption and lack of liquidity in the markets in which these securities trade, along with credit risk aversion by investors. Other important factors include (i) the slowing of prepayments in mortgage and asset backed securities and (ii) the significant decline in the 3 month London Interbank Offered Rate for U.S. dollar deposits (“LIBOR”) for securities with floating rate coupons since the purchase of these assets. At this time based upon information currently available, the Company has the ability and it is the Company’s intent to fully recover the principal, which could require the Company to hold these securities until their maturity; therefore, the Company considers the impairment to be temporary.

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

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

At December 31, 2009, the Company had $7,278,000 in nonprime collateralized mortgage obligations (Alt-A securities) with S&P ratings of 21% AAA, 8% AA+ and 71% CCC. At December 31, 2008, the Company had $8,385,000 in Alt-A securities with S&P ratings of 20% AAA, 7% AA+ and 73% B. The carrying value and fair value of these investments were $6,840,000 and $4,894,000, respectively, at December 31, 2009 compared to $8,342,000 and $5,366,000, respectively, at December 31, 2008.

Included in the Company’s fixed income portfolio are hybrid securities with a carrying value of $5,683,000 and fair value of $6,693,000. A hybrid security as used here is one where the issuer of the debt instrument can choose to defer payment of the regularly scheduled interest due for a contractually set maximum period of time, usually five to ten years, without being in technical default on the issue.

One security, with carrying value of $1,466,000 and $1,919,000, and a fair value of $1,008,000 and $995,000, at December 31, 2009 and 2008, respectively, is dependent on the continued claims paying ability of its financial guarantor (MBIA) in order for the Company not to sustain any loss of principal or interest. MBIA is rated BB+ (S&P), we believe that the probable outcome is that principal and interest will be paid in full and, accordingly, the impairment on that security is considered temporary.

The Preferred stocks predominately consist of auction preferred instruments considered to be available for sale and reported at estimated fair value with the net unrealized gains or losses reported after-tax as a component of other comprehensive income. The auction rate securities which the Company owns are each issued by a trust which holds as an asset the preferred stock of a corporation, which are exchange traded. The Company has the option at stated intervals to redeem the auction preferred shares for a pro rata share of the underlying collateral. As of December 31, 2009, we have not chosen this option as the structure of the trust provides a higher coupon on the auction preferred shares than on the underlying collateral shares; and therefore, are of greater economic value. As of December 31, 2009, we do not believe that these underlying shares are other-than-temporarily impaired based on the credit review of the issuers.

During 2009, the general partners of the limited partnership the Company invested in elected to commence dissolution and wind up the partnership’s affairs allowing for liquidation of the partnership’s assets. The Company has classified this investment as Other long-term investment and accounts for it under the equity method.

When a security has an unrealized loss in fair value that is deemed to be other than temporary, the Company reduces the carrying value of the security to its current market value, recognizing the decline as a realized loss in the statement of operations. These determinations primarily reflect the market-related issues associated with the disruption in the mortgage and other credit markets, which created a significant deterioration in both the valuation of the securities as well as our view of future recoverability of the valuation decline.

During the 2009, the Company wrote down $3,569,000 in securities that were determined to have had an other-than-temporary decline in fair value of which $428,000 was determined to have had an other-than-temporary credit related impairment charge and while $3,141,000 of the other-than-temporary impairment was non-credit related and recognized in other comprehensive income (loss), a component of shareholders’ equity.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

During the third quarter of 2008, the Company wrote down $5,027,000 in securities that were determined to have had an other-than-temporary decline in market value, including $3,748,000 of auction preferred securities backed by preferred stock of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corp. (“Freddie Mac”). On September 7, 2008, the United States Department of the Treasury and the Federal Housing Finance Agency placed Fannie Mae and Freddie Mac in conservatorship. Following this action, the market price of Washington Mutual securities began to decline significantly. On September 11, 2008 the Company decided to reduce its exposure to Washington Mutual and sold part of its bond position for a loss. On September 25, 2008, Washington Mutual Savings was placed into receivership, and the parent company filed bankruptcy the next day. The remainder of the Company’s bond position was sold on September 29, 2008. As a result, approximately $689,000 in realized losses was recorded in the third quarter of 2008 on Washington Mutual bonds. In September 2008, the Company also determined the Washington Mutual preferred stock to be other-than-temporarily impaired and recorded a realized loss of approximately $330,000 on this security. One of our mortgage-backed securities is collateralized by residential mortgage loans that are considered subprime. This security was considered OTTI in the third quarter of 2008 and the carrying value was reduced by $932,000 and this decline was recorded as a realized loss.

During the fourth quarter of 2008, the Company wrote down an additional $643,000 in securities that were determined to have had an other-than-temporary decline in market value and this was recorded as a realized loss, including $202,000 in additional OTTI on Fannie Mae and Freddie Mac auction preferred securities. Two closed end mutual funds comprised of preferred stock and real estate investment trusts investments accounted for $317,000 of the write down. The Company considered these securities to be OTTI because of the magnitude of the decline in both net asset value and market value, the decline in net investment income and weakness in the sectors of the underlying assets.

As of December 31, 2009, the S&P ratings on the Company’s bonds available for sale and bonds trading were in the following categories: 33% AAA, 1% AA+, 5% AA, 5% AA-, 2% A+, 18% A, 9% A-, 7% BBB+, 8% BBB, 2% BBB-, 2% BB+, and 8% BB and below.

Proceeds from the sale of bond securities available for sale totaled $55,827,000 and $31,376,000, including $22,302,000 and $15,809,000 in principal pay downs in 2009 and 2008, respectively. Proceeds from the sale of bond trading securities totaled $277,000 in 2009. Proceeds from the sale of certificate of deposits totaled $255,000 in 2009 and 2008. Proceeds from the sale of preferred stock totaled $162,000 and $91,000 in 2009 and 2008, respectively. Proceeds from the sale of common stock totaled $68,000 in 2008. There were no sales of common stock in 2009. Proceeds from the sale of common stock trading totaled $195,000 in 2009.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

Realized gains and losses on investments for the years ended December 31, 2009 and 2008 are presented in the following table:

	Years ended December 31,
	2009	2008
	(Amounts in thousands)
Realized gains:
Bonds, available for sale	$2,870	131
Bonds, trading	258	—
Preferred stock	2	7

Total realized gains	3,130	138

Realized losses:
Bonds, available for sale	—	(775)
Bonds, trading	(109)	—
Preferred stocks	(108)	—
Common stocks, available for sale	—	(5)
Common stocks, trading	(94)	—
Short-term investments	(24)	—

Total realized losses	(335)	(780)

Other-than-temporary impairment losses	(428)	(5,671)

Total realized investment gains (losses), net	$2,367	(6,313)

The amortized cost and estimated fair value of debt securities (including bonds available for sale, preferred stocks and certificates of deposit) at December 31, 2009 and 2008, by maturity, are shown below.

	2009		2008
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Amounts in thousands)
Due in one year or less	$24,865	24,967	20,855	19,659
Due after one year but within five years	58,700	59,886	36,071	34,993
Due after five years but within ten years	7,835	8,089	3,670	3,624
Due after ten years but within twenty years	2,766	2,680	—	—
Due beyond 20 years	6,111	6,770	5,587	5,532
Asset backed securities	7,827	8,042	11,909	11,635
Mortgage backed securities	36,387	33,629	36,493	31,831

	$144,491	144,063	114,585	107,274

Estimated fair value of investments on deposit with various regulatory bodies, as required by law, were approximately $5,397,000 and $5,447,000, at December 31, 2009 and 2008, respectively.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

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

As discussed in note 1, a portion of certain OTTI losses on debt securities are recognized in “Other comprehensive income (loss)” (“OCI”). The net amount recognized in earnings (“credit loss impairments”) represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between fair value and amortized cost is recognized in OCI. The following table sets forth the amount of credit loss impairments on debt securities held by the Company as of December 31, 2009, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts.

(Amounts in
thousands)
Balance, January 1, 2009	$—
Credit losses remaining in accumulated deficit related to adoption of ASC 320-10-65	5,337
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	—
Credit loss impairments previously recognized on securities impaired to fair value during the period (1)	—
Credit loss impairments recognized in the current period on securities not previously impaired	428
Additional credit loss impairments recognized in the current period on securities previously impaired	—
Increases due to the passage of time on previously recorded credit losses	—

Balance, December 31, 2009	$5,765

(1)	Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

(3)	Fair Value Measurements

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

•	Level 1 – Unadjusted quoted prices for identical assets or liabilities in active markets.

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

Valuation of Investments

The Company receives pricing from independent pricing services, and these are compared to prices available from sources accessed through the Bloomberg Professional System. The number of available quotes varies depending on the security, generally we obtain one quote for Level 1 investments, one to three quotes for Level 2 investments and one to two quotes, if available, for Level 3 investments. If there is a material difference in the prices obtained, further evaluation is made. Market prices and valuations from sources such as the Bloomberg system, TRACE and dealer offerings are used as a check on the prices obtained from the independent pricing services. Should a material difference exist, then an internal valuation is made. For purposes of valuing these securities management produces expected cash flows for the security utilizing the standard mortgage security modeling capabilities available on the Bloomberg Professional System. The key inputs are the default rate, severity of default, and voluntary prepayment rate for the underlying mortgage collateral. These are generally based at the start on the actual historical values of these parameters for the prior three months. These cash flows are then discounted by a required yield derived from market based observations of broker inventory offerings, or in some cases Bloomberg Indices of like securities. Management uses this valuation model primarily with mortgage backed securities where the matrix pricing methodology used by the independent pricing service is too broad in its categorizations. This often involves differences in reasonable prepayment assumptions or significant differences in performance among issuers. In some cases, other external observable inputs such as credit default swap levels are used as input in the fair value analysis.

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

All broker-dealer quotations obtained are non-binding. For short-term investments classified as Level 1 and Level 2, the Company uses prices provided by independent pricing services. The preferred stocks classified as Level 3 are all auction rate preferred shares, and the Company utilizes an internal model incorporating observable market inputs.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

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

All of the Company’s Level 1 and Level 2 invested assets held at December 31, 2009 were priced using either independent pricing services or available market prices to determine fair value. The Company classifies such instruments in active markets as Level 1 and those not in active markets as Level 2. The Preferred stocks in Level 3 were auction preferred instruments and were classified in Level 3 because the market in which they trade remains very inactive. The Corporate bonds in Level 3 are private placements which rarely trade and the issuers have no other debt outstanding to provide a valuation benchmark. The residential mortgage-backed securities which are valued in the manner described above are all classified as Level 3. Those for which the individual pricing service value is used are classified as Level 2.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

The quantitative disclosures about the fair value measurements for each major category of assets at December 31, 2009 were as follows (in thousands):

		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury	$5,263	5,263	—	—
U.S. Government agencies	6,983	—	6,983	—
Corporate bonds	85,403	2,916	80,372	2,115
Asset backed	8,042	—	8,042	—
Mortgage backed	33,629	—	25,564	8,065

Total available-for-sale securities	139,320	8,179	120,961	10,180
Bonds, trading	323	323	—	—
Preferred stocks	4,235	410	—	3,825
Common stocks, available for sale	551	551	—	—
Certificates of deposit	185	185	—	—
Short-term investments	42,315	21,726	20,589	—

Total assets classified by ASC 320-10-65	$186,929	31,374	141,550	14,005

Percentage of total	100%	17%	76%	7%

The following table provides a summary of changes in fair value associated with the Level 3 assets for the years ended December 31, 2009 and 2008 (in thousands):

	Fair Value
	Measurements
	Using Significant
	Unobservable Inputs
	(Level 3)
Beginning balance	$12,797	998
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	(428)	(3,950)
Included in other comprehensive loss	1,076	(956)
Purchases, issuances, and settlements	—	8,925
Transfers in and/or out of Level 3	560	7,780

Ending balance	$14,005	12,797

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

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

The Company wrote down $428,000 in Alt-A securities (Level 3) for the year ended December 31, 2009 and $3,950,000 in auction preferred securities backed by preferred stock of Fannie Mae and Freddie Mac (Level 3) in 2008 that were determined to have had an other-than-temporary credit related impairment charge.

Certain financial instruments and all non-financial instruments are not required to be disclosed. Therefore, the aggregate fair value amounts presented do not purport to represent our underlying value.

(4)	Accumulated Other Comprehensive Loss

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes net unrealized investment losses, net of deferred income taxes. The table below provides information about comprehensive income (loss) for the years ended December 31, 2009 and 2008 (amounts in thousands):

	2009	2008
Decrease (increase) in unrealized investment losses during the period	$6,586	(12,261)
Less: Other-than-temporary impairment losses recognized in earnings	(428)	(5,671)

Increase (decrease) in net unrealized investment losses during the period	7,014	(6,590)
Deferred Federal income tax expense (benefit)	2,356	(2,240)

Other comprehensive income (loss)	4,658	(4,350)

Net income (loss)	4,073	(3,401)

Comprehensive income (loss)	$8,731	(7,751)

The following table provides accumulated balances related to each component of accumulated other comprehensive loss at December 31, 2009 (amounts in thousands):

	Unrealized	Unrealized	Deferred
	(Loss) Gain on	Loss on	Federal
	Non-Impaired	Impaired	Income
	Securities	Securities	Tax	Total
Accumulated other comprehensive loss, beginning of period	$(7,331)	—	2,492	(4,839)
Cumulative impact of adoption of ASC 320-10-65	—	(17)	6	(11)
Other comprehensive gain (loss)	9,280	(2,266)	(2,356)	4,658

Accumulated other comprehensive loss, end of period	$1,949	(2,283)	142	(192)

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

(5)	Cumulative Impact of Adoption of ASC 320-10-65

Pursuant to ASC 320-10-65, the Company reviewed all previously-recorded other-than-temporary impairments of securities and developed an estimate of the portion of such impairments using a methodology consistent with that applied to the current period other-than-temporary bifurcation of credit and non-credit. As a result, the Company determined that $17,000 in previously recorded other-than-temporary impairment had been due to non-credit impairments.

The process used by the Company in estimating the portion of previously recorded other-than-temporary impairments due to credit is consistent with the methodology employed for those securities determined to be other-than-temporarily impaired for the year ended December 31, 2009. Specifically, if the security is unsecured, secured by an asset or includes a guaranty of payment by a third party, the estimate of the portion of impairment due to credit was based upon a comparison of S&P ratings and maturity for the security. This information is used to determine the Company’s best estimate, derived from probability-weighted cash flows.

In the implementation of ASC 320-10-65, the Company recorded an opening balance adjustment that decreased Accumulated deficit in the amount of $11,000 and increased Accumulated other comprehensive loss in the amount of $11,000 related to non-credit impairments taken in prior periods, net of tax.

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

The carrying value on the Note payable was $900,000 at December 31, 2009 and 2008, respectively. On November 21, 2008, the Company amended the credit agreement and paid the principal balance down to $900,000. The amendment changed the interest rate to 2.75% over the three month LIBOR, with a minimum of 4%, deleted provisions requiring the Company to achieve and maintain a specified ratio of earnings to fixed charges, increased the minimum levels of capital required to be maintained by GAN and MGA and provided that, in lieu of monthly principal amortization of the balance of the outstanding credit, all principal will be due at maturity on September 30, 2010. Interest expense of $37,000 and $97,000 was recorded and interest payments of $37,000 and $106,000 were paid in 2009 and 2008, respectively.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

(7)	Subordinated Debentures

In January 2006, GAN issued $25,000,000 of 30-year subordinated debentures. They require quarterly interest payments at a floating interest rate equal to the 3-month LIBOR plus a margin of 3.85%. They will mature on March 31, 2036 and are redeemable at GAN’s option beginning after March 31, 2011, in whole or in part, at the liquidation amount of $1,000 per debenture. The Company recorded net interest expense of $1,186,000 and $1,856,000 and interest payments of $1,218,000 and $1,909,000 were paid in 2009 and 2008, respectively.

In December 2006, GAN issued $18,000,000 of 30-year subordinated debentures. They require quarterly interest payments at a floating interest rate equal to the 3-month LIBOR plus a margin of 3.75%. They will mature on March 15, 2037 and are redeemable at GAN’s option beginning after March 15, 2012, in whole or in part, at the liquidation amount of $1,000 per debenture. In 2009 and 2008, the Company recorded net interest expense of $863,000 and $1,235,000, respectively. In 2009 and 2008, the Company paid interest on the Subordinated debenture of $893,000 and $1,310,000, respectively.

(8)	Reinsurance

On February 7, 2002, the Company announced its decision to cease writing commercial, specialty and umbrella lines of insurance due to continued adverse claims development and unprofitable underwriting results, these lines became known as runoff lines.

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

As of December 31, 2009 and 2008, the balance in such escrow accounts totaled $11,085,000 and $23,295,000, respectively. For 2009 and 2008, the premiums earned by assumption were $6,091,000 and $13,781,000, respectively. As of December 31, 2009 and 2008, the assumed unpaid claims and claim adjustment expenses were $3,650,000 and $8,305,000, respectively.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

Ceded

Runoff Lines

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

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

Nonstandard Personal Auto Lines

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

In 2008, the Company maintained catastrophe reinsurance on its physical damage coverage for property claims of $4,000,000 in excess of $1,000,000 for a single catastrophe, as well as aggregate catastrophe property reinsurance for $3,000,000 in excess of $1,000,000 in the aggregate. In 2009, the Company maintained catastrophe reinsurance on its physical damage coverage for property claims of $19,000,000 in excess of $1,000,000 for a single catastrophe, as well as for aggregate catastrophes. For 2010, the Company maintains catastrophe reinsurance on its physical damage coverage for property claims of $14,000,000 in excess of $1,000,000 for a single catastrophe, as well as for aggregate catastrophes. The Company reduced its coverage limits in 2010 due to a decrease in its Florida exposures.

The amounts deducted in the consolidated statement of operations for reinsurance ceded as of and for the years ended December 31, 2009 and 2008, respectively, are set forth in the following table.

	2009	2008
	(Amounts in thousands)
Premiums earned – nonstandard personal auto	$1,798	1,275

Premiums earned – runoff	(261)	28

Claims and claim adjustment expenses – runoff	$(55)	(436)

The Company remains directly liable to its policyholders for all policy obligations and the reinsuring companies are obligated to the Company to the extent of the reinsured portion of the risks.

(9)	Property and Equipment

The following schedule summarizes the components of property and equipment:

	As of December 31,
	2009	2008
	(Amounts in thousands)
Leasehold improvements	$537	537
Furniture	1,207	1,216
Equipment	2,214	1,968
Software	6,284	6,130
Accumulated depreciation and amortization	(8,478)	(6,915)

	$1,764	2,936

The Company recorded depreciation expense of $1,572,000 and $1,774,000 in 2009 and 2008, respectively.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

(10)	Claims and Claim Adjustment Expenses

The following table sets forth the changes in unpaid claims and claim adjustment expenses, net of reinsurance cessions, as shown in the Company’s consolidated financial statements for the periods indicated:

	As of and for the years ended December 31,
	2009	2008
	(Amounts in thousands)
Unpaid claims and claim adjustment expenses, beginning of period	$75,482	74,694
Less: Ceded unpaid claims and claim adjustment expenses, beginning of period	2,405	8,694

Net unpaid claims and claim adjustment expenses, beginning of period	73,077	66,000

Net claims and claim adjustment expense incurred related to:
Current period	144,211	126,599
Prior periods	(6,924)	2,963

Total net claim and claim adjustment expenses incurred	137,287	129,562

Net claims and claim adjustment expenses paid related to:
Current period	93,191	79,053
Prior periods	44,628	43,432

Total net claim and claim adjustment expenses paid	137,819	122,485

Net unpaid claims and claim adjustment expenses, end of period	72,545	73,077
Plus: Ceded unpaid claims and claim adjustment expenses, end of period	2,823	2,405

Unpaid claims and claim adjustment expenses, end of period	$75,368	75,482

The decrease from 2008 to 2009 in net claims and claim adjustment expenses incurred related to prior periods was primarily the result of the favorable development recorded in 2009 for the nonstandard personal automobile lines primarily in the Southwest region as a result of projected and actual decreases in severity associated with the physical damage lines versus the unfavorable development of $4.4 million recorded for the nonstandard personal automobile lines in 2008 primarily the result of projected and actual decreases in severity associated with the material damage lines. In 2008, the Company’s growth and the associated risks and uncertainties made it difficult to estimate ultimate claims liabilities, and the unfavorable development occurred as the Company revised previous estimates to reflect current claims data.

(11)	Federal Income Taxes

In the accompanying consolidated statements of operations, the provisions for Federal income tax as a percent of related pretax income (loss) differ from the Federal statutory income tax rate. A reconciliation of income tax expense using the Federal statutory rates to actual income tax expense follows:

	2009	2008
	(Amounts in thousands)
Income tax expense (benefit) at 34%	$1,408	(1,141)
Change in valuation allowance	(1,075)	1,206
Other, net	(265)	(19)

Income tax expense	$68	46

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

Under ASC 740-10-65, the primary objective is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. As a consequence, the portion of the tax expense, which is a result of the change in the deferred tax asset or liability, may not always be consistent with the income reported on the statements of operations. At December 31, 2009, the Company has not identified any uncertain tax positions in accordance with ASC 740-10-65.

The following table represents the tax effect of temporary differences giving rise to the net deferred tax asset established under ASC 740-10-65.

	As of December 31,
	2009	2008
	(Amounts in thousands)
Deferred tax assets:
Net operating loss carryforward	$23,300	24,464
Discount on unearned premium reserve	2,655	3,134
Realized capital losses	2,034	2,126
Discount on unpaid claims and claim adjustment expenses	1,519	1,666
Unearned fees	771	815
Compensated absences	564	—
Allowance for doubtful accounts	414	396
Alternative Minimum Tax carryforward	324	257
Net unrealized losses on investments	108	2,492
Other	67	112

Total deferred tax assets	31,756	35,462

Deferred tax liabilities:
Deferred policy acquisition costs	2,212	2,748
Accrual of discount on bonds	347	292
Depreciation and amortization	93	25
Other	137	—

Total deferred tax liabilities	2,789	3,065

Net deferred tax asset before valuation allowance	$28,967	32,397
Valuation allowance	(28,830)	(29,905)

Net deferred tax asset	$137	2,492

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

As a result of losses in prior years, as of December 31, 2009 the Company has net operating loss carryforwards for tax purposes aggregating $68,529,000. These net operating loss carryforwards of $7,358,000, $33,950,000, $13,687,000, $633,000 and $12,901,000, if not utilized, will expire in 2020, 2021, 2022, 2023 and 2027, respectively. As of December 31, 2009, the tax benefit of the net operating loss carryforwards was $23,300,000, which is calculated by applying the Federal statutory income tax rate of 34% against the net operating loss carryforwards of $68,529,000. The Company does not record a tax valuation allowance relating to the net unrealized losses on investments, excluding common stocks, because it is more likely than not that these losses would reverse or be utilized in future periods. The Company has the ability and it is the Company’s intent to fully recover the principal, which could require the Company to hold these securities until their maturity; therefore, the Company considers the impairment to be temporary.

As of December 31, 2009 and 2008, the net deferred tax asset before valuation allowance were $28,967,000 and $32,397,000, and the valuation allowance were $28,830,000 and $29,905,000, respectively.

The Company recognized a current tax expense of $68,000 and $46,000 during 2009 and 2008 for the alternative minimum tax, respectively. The Company paid Federal income taxes of $60,000 in 2009. No Federal income taxes were paid in 2008.

(12)	Shareholders’ Equity

A one-for-five reverse split of the Company’s Common Stock was approved by shareholders in May of 2009 and became effective in June of 2009. Each five shares of the Company’s outstanding Common Stock, par value $0.10 per share were converted into one share of Common Stock, par value $0.10 per share, and the number of authorized shares of Common Stock was reduced proportionately. At December 31, 2009, the Company has authorized 12,500,000 shares of Common Stock, of which 5,039,432 shares were issued and 4,782,898 shares were outstanding. At December 31, 2009, the Company held 256,534 shares as treasury stock.

As a result of the one-for-five reverse split of Common Stock in June 2009, the numbers of shares of Common Stock authorized, issued and outstanding at December 31, 2008 were retroactively adjusted to 12,500,000, 5,039,549 and 4,786,820, respectively. Treasury stock held at December 31, 2008 was retroactively adjusted to 252,729. At December 31, 2009 and 2008, Goff Moore Strategic Partners, LP (“GMSP”) owned approximately 34% of the outstanding Common Stock, Robert W. Stallings owned approximately 23% and James R. Reis owned approximately 12%.

The expiration date of GMSP’s Series B Warrant to purchase 77,500 shares of Common Stock for $41.52 per share (adjusted for the reverse stock split described above) is January 1, 2011.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

The following table reflects changes in the number of shares of common stock outstanding as of and for the years ended December 31, retroactively adjusted for the reverse stock split, as discussed above:

	2009	2008
Shares outstanding
Balance at beginning of period	4,786,820	5,001,870
Stock issued	—	15,332
One-for-five reverse stock split	(116)	—
Treasury stock acquired	(3,806)	(230,382)

Balance at end of period	4,782,898	4,786,820

In November 2007, the Board of Directors of the Company authorized the repurchase of up to $5 million worth of the Company’s Common Stock. Repurchase may be made from time to time in both the open market and through negotiated transactions. The value of shares that may yet be purchased under the plan is $1,859,354.

The following table presents the statutory policyholders’ surplus for MGA as of December 31, 2009 and 2008, and the statutory net income for MGA for the year ended December 31, 2009 and 2008:

	2009	2008
	(Amounts in thousands)
Statutory policyholders’ surplus	$96,112	89,811

Statutory net income	$7,092	787

Statutes in Texas restrict the payment of dividends by MGA to earned surplus (surplus derived from net income less dividends paid and other statutory based adjustments), among other provisions. At December 31, 2009, earned surplus was $7,809,000. Dividends cannot be paid without regulatory notification of no objection from the Texas Department of Insurance.

The Company’s statutory capital exceeds the benchmark capital level under the Risk Based Capital (“RBC”) formula for its insurance companies. RBC is a method for establishing the minimum amount of capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. As of December 31, 2009, the Company’s RBC authorized control level was $14,077,000 and the total adjusted capital was $96,112,000. This amounts to 6.8 times the minimum amount of RBC level as of December 31, 2009.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

(13)	Earnings Per Share

The following table sets forth the computation of basic and diluted loss per share (amounts in thousands, except for per share data):

	Years ended December 31,
	2009	2008
Numerator:
Net income (loss)	$4,073.	(3,401)
Numerator for basic earnings (loss) per share – income (loss) available to common shareholders	4,073	(3,401)

Numerator for diluted earnings (loss) per share – income (loss) available to common shareholders after assumed conversions	$4,073	(3,401)

Denominator:
Denominator for basic earnings (loss) per share – weighted average common shares outstanding	4,785	4,883

Denominator for diluted earnings (loss) per share – adjusted weighted average common shares outstanding & assumed conversions	4,785	4,883

Basic earnings (loss) per share	$.85	(.70)

Diluted earnings (loss) per share (1)	$.85	(.70)

(1)	Weighted average common shares for all periods presented have been retroactively adjusted for the reverse stock split in June 2009. Options can be exercised to purchase an aggregate of 15,801 shares of Common Stock, adjusted for the reverse stock split in June 2009. Warrants can be exercised to purchase an aggregate of 77,500 shares of Common Stock, adjusted for the reverse stock split in June 2009. Options and warrants are convertible or exercisable at prices in excess of the quoted market price of the Common Stock on December 31, 2009. Since options and warrants are convertible or exercisable at prices in excess of the quoted market price of the Common Stock on December 31, 2009, there are no incremental/dilutive shares assigned to these outstanding instruments.

(14)	Benefit Plans

2005 Long-Term Incentive Compensation Plan (“2005 Plan”)

The 2005 Plan provides for a maximum of 404,000 shares of Common Stock to be available. There are two types of awards, restricted stock units (“RSU”) and restricted stock. The RSU awards are intended for key employees of the Company and are based on the completion of the related service period and the attainment of specific performance criteria. The fair value of the RSU and restricted stock awards is measured using the closing price of GAN’s Common Stock on the grant date, or if the grant has been subsequently modified, on the modification date, and is recognized as compensation expense over the vesting period of the awards in the Underwriting and operating expense line item, consistent with other compensation to these employees. The Company recognizes compensation expense for awards based on whether the related service period and performance period achievements are considered probable at the time of measurement and in accordance with the guidance in ASC 718-10-65. The 2005 Plan will terminate on December 31, 2010, unless it is terminated earlier by the Board, but awards outstanding on that date would continue in effect.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

Restricted Stock Units

The following table outlines the Company’s RSU activity for the years ended December 31, 2009 and 2008 (dollar amounts in thousands):

	2009		2008
		Unrecognized		Unrecognized
	RSU’s	Grant Date	RSU’s	Grant Date
	Outstanding	Fair Value	Outstanding	Fair Value
Beginning of Period	243,600	$3,409	176,962	$6,631
New awards	—		66,638	983
Change in assumptions, including forfeitures	—		—	(4,061)
Payments	—	—	—	—
Vested shares	—	—	—	—
Actual forfeitures	20,000	(295)	—	—
Expense recognized	—	(100)	—	(144)

End of Period	223,600	$3,014	243,600	$3,409

Under the 2005 Plan, 66,638 RSUs shown as granted during the third quarter of 2008 by the Compensation Committee could be awarded for results of the performance period ending December 31, 2010. The closing price of GAN’s Common Stock on the date of grant was $14.75 per share. The number of RSUs to be awarded will be estimated on a regular basis based on forecasts of expected future results for the performance period. During the fourth quarter of 2009, 20,000 of the RSU’s granted in 2005 had been terminated under provisions of the Plan and had become RSU’s available to be granted. As of December 31, 2009, the estimate of RSUs to be awarded under these grants is zero, as the performance period future results are not considered probable at this time. The actual number of RSUs to be awarded for the performance period may be less than the 66,638.

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

For awards that have been modified, compensation expense is recognized if the award ultimately vests under the modified vesting conditions or would have vested under the original vesting conditions. As of December 31, 2009, no RSUs have vested. Vested RSUs remain outstanding until the completion of the full service period of the RSU awards, remain subject to the certification by the Compensation Committee, and, under certain circumstances, would be subject to forfeiture.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

The following table summarizes RSUs outstanding and the unrecognized grant date fair value of such RSUs at December 31, 2009, for each award period (dollar amounts in thousands):

		Unrecognized
	RSU’s	Grant Date
Award Date and Cycle (performance period ends December 31, 2010 for all)	Outstanding	Fair Value
RSU awards granted in 2005	157,475	$2,043
RSU awards granted in 2006	5,000	69
RSU awards granted in 2008	61,125	902

Total at December 31, 2009	223,600	$3,014

Restricted Stock

In November 2008, 10,200 shares of restricted stock were granted by the Board of Directors to non-employee directors, which are recognized as compensation expense over the vesting period of the restricted stock in the Underwriting and operating expense line item, consistent with other compensation to employees at a fair value of $9.95 per share based on the closing price of our Common Stock on the date of grant. These shares vest on the later of March 1, 2011, or the date on which the audit of the financial statements for 2010 is completed. In July 2007, 2,500 shares of restricted stock were granted to an officer of the Company by the Compensation Committee of the Board of Directors, at a fair value of $25.00 per share. Per the terms of the agreement, the shares were forfeited in the fourth quarter of 2009 as the officer was no longer employed by the Company. The related compensation cost for the restricted stock was recorded in the Underwriting and operating expenses line item, consistent with other compensation to this individual.

The following table outlines the Company’s restricted stock activity for the years ended December 31, 2009 and 2008 (dollar amounts in thousands):

	2009		2008
	Restricted	Unrecognized	Restricted	Unrecognized
	Stock	Grant Date	Stock	Grant Date
	Outstanding	Fair Value	Outstanding	Fair Value
Beginning of Period	12,700	$134	2,500	$53
New awards	—	—	10,200	101
Change in assumptions, including forfeitures	—	—	—	—
Payments	—	—	—	—
Vested shares	—	—	—	—
Actual forfeitures	(2,500)	(15)	—	—
Expense recognized	—	(68)	—	(20)

End of Period	10,200	$51	12,700	$134

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

1998 Long-Term Incentive Plan (“98 Plan”)

At December 31, 2009, the Company had one plan under which options to purchase shares of GAN’s common stock could be granted. The 98 Plan will terminate in 2010, the aggregate number of shares of Common Stock that may be issued under the 98 Plan is limited to 50,000, and options to purchase 15,801 shares were outstanding under this Plan at December 31, 2009. There were no options granted during any of the periods presented.

A summary of the status of the Company’s outstanding options as of December 31, 2009 and 2008, and changes during the years ended December 31, 2009 and 2008 is presented below:

	2009		2008
		Weighted		Weighted
		Average		Average
	Underlying	Exercise	Underlying	Exercise
	Shares	Price	Shares	Price
Options outstanding, beginning of period	15,830	$112.15	16,295	$112.05
Options forfeited	(29)	$110.00	(465)	$110.00

Options outstanding, end of period	15,801	$112.14	15,830	$112.15

Options exercisable at end of period	15,801		15,830

Weighted average fair value of options granted during period	N/A		N/A

The following table summarizes information for the stock options and long-term incentive plan restricted stock and restricted stock units outstanding at December 31, 2009:

	(a)	(b)	(c)	(d)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding those reflected in column (a))	Weighted-average remaining contractual life of securities to be issued (from column (a))
Equity compensation plans approved by security holders	183,239	$28.79	211,137	1 yrs
Equity compensation plans not approved by security holders	—	$—	—

Total	183,239	$28.79	211,137	1 yrs

The Company has a 401(k) plan for the benefit of its eligible employees. The Company made contributions to the plan that totaled $327,000 and $325,000 during 2009 and 2008, respectively.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

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

The terms of the employment agreements with Messrs. Stallings and Reis are each three years, and each term is automatically extended by an additional year on the same terms and conditions on each anniversary of the effective date (so that, as of each anniversary of the effective date, the term of the employment agreement remains three years), unless either party gives notice of an intention not to extend the term. As of December 31, 2009, the terms and conditions of the employment agreements have been extended.

The term of Mr. Anderson’s employment is four years and is automatically extended by an additional year on the same terms and conditions on each anniversary of the effective date (so that, as of each anniversary of the effective date, the term of the employment agreement remains four years), unless either party gives notice of an intention not to extend the term. As of December 31, 2009, the terms and conditions of the employment agreement have been extended.

In connection with Mr. Anderson’s employment agreement, the Company granted in January of 2005 10,000 shares of Common Stock, which are fully vested, entered into a restricted stock agreement pursuant to which Mr. Anderson was issued an additional 20,000 shares of restricted Common Stock that vest and cease to be subject to forfeiture conditions as to 4,000 shares on each anniversary of the date of grant, and agreed to a revised change in control agreement to replace an agreement entered into when Mr. Anderson joined the Company in 1998.

(15)	Segment Reporting

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

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

The following tables represent a summary of segment data as of and for the years ended December 31, 2009 and 2008:

	2009
	Nonstandard
	Personal Auto	Runoff
	Lines	Lines	Other	Total
	(Amounts in thousands)
Gross premiums written	$179,571	—	—	179,571

Net premiums earned	$184,950	261	—	185,211
Net investment income	2,726	171	3,780	6,677
Realized investment gains (losses), net:
Other-than-temporary impairment losses	—	—	(3,569)	(3,569)
Other-than-temporary impairment losses transferred to Other comprehensive loss	—	—	3,141	3,141
Other realized investment gains, net	—	—	2,795	2,795

Total realized investment gains, net	—	—	2,367	2,367

Agency revenues	12,999	—	—	12,999
Other expense, net	(48)	(391)	—	(439)
Expenses, excluding interest expense	(193,960)	1,908	(8,536)	(200,588)
Interest expense, net	—	—	(2,086)	(2,086)

Income (loss) before Federal income taxes	$6,667	1,949	(4,475)	4,141

	2008
	Nonstandard
	Personal Auto	Runoff
	Lines	Lines	Other	Total
	(Amounts in thousands)
Gross premiums written	$181,849	—	—	181,849

Net premiums earned	$176,634	(28)	—	176,606
Net investment income	2,834	368	4,526	7,728
Realized investment losses, net:
Other-than-temporary impairment losses	—	—	(5,670)	(5,670)
Other-than-temporary impairment losses transferred to Other comprehensive loss	—	—	—	—
Other realized investment losses, net	—	—	(643)	(643)

Total realized investment losses, net	—	—	(6,313)	(6,313)

Agency revenues	12,461	—	—	12,461
Other (expense) income, net	(26)	71	7	52
Expenses, excluding interest expense	(183,149)	564	(8,116)	(190,701)
Interest expense, net	—	—	(3,188)	(3,188)

Income (loss) before Federal income taxes	$8,754	975	(13,084)	(3,355)

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

(16)	Commitments and Contingencies

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

Off-balance-sheet-risk

The Company does not have any financial instruments where there is off-balance-sheet-risk of accounting loss due to credit or market risk. There is credit risk in the premiums receivable and reinsurance balances receivable of the Company. At December 31, 2009 and 2008, the Company did not have any claims receivables by individual non-affiliated reinsurers that were material with regard to shareholders’ equity.

(17)	Leases

The Company entered into a ten-year lease agreement for the home office in May of 2005. Under the terms of this lease, the Company has the option of terminating the lease agreement at the end of the fifth year of the term subject to payment of a penalty. The Company amended the lease in February 2007 to included additional office space of approximately 52,500 square feet. The following table summarizes the Company’s lease obligations as of December 31, 2009.

	Payments due by period
	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
	(Amounts in thousands)
Total operating leases	$8,236	2,719	2,758	2,071	688

Rental expense is recognized over the term of the lease on a straight line basis. Rental expense for the Company was $1,910,000 and $1,780,000 for the years ended December 31, 2009 and 2008, respectively.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

(18)	Related Parties

In December 2009, the Company entered into a Sponsorship Agreement with Stallings Capital Group Consultants, Ltd. dba Blackhawk Motorsports (“Stallings Racing”), continuing the Company’s role as the primary sponsor of a Daytona Prototype Series racing team through December 31, 2010. The Sponsorship Agreement provides that, in consideration of the payment by the Company of a sponsorship fee of $750,000, the Company will receive various benefits customary for sponsors of Daytona Prototype Series racing teams, including rights relating to signage on team equipment and access for customers and agents to certain race facilities. The sponsorship fee of $750,000 will be paid and expensed commencing January 1, 2010 and throughout the remainder of 2010. The related sponsorship fee will be recorded in the Underwriting and operating expenses line item, consistent with prior sponsorship payments. During 2009 and 2008, the Company paid and expensed $1.75 million, as the primary sponsor for Stallings Racing.

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

Schedule I

GAINSCO, INC. AND SUBSIDIARIES

Summary of Investments

	As of December 31,
	2009		2008
	(Amounts in thousands)
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Type of investment
Fixed Maturities:
Bonds, available for sale:
U.S. Treasury	$5,156	5,263	5,179	5,244
U.S. Government agencies	7,058	6,983	2,998	3,011
Corporate bonds	82,608	85,403	48,883	47,517
Asset backed bonds	7,827	8,042	11,909	11,635
Mortgage backed bonds	36,387	33,629	36,493	31,831
Bonds, trading	323	323	—	—
Preferred stocks	4,947	4,235	8,868	7,781
Common stocks, available for sale	466	551	278	277
Certificates of deposit	185	185	255	255

	144,957	144,614	114,863	107,551
Other long term investment	1,068	1,068	1,850	1,850
Short-term investments	42,289	42,315	65,820	65,801

Total investments	$188,314	187,997	182,533	175,202

Schedule II

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

GAINSCO, INC.

(PARENT COMPANY)

Balance Sheets

December 31, 2009 and 2008

(Amounts in thousands, except per share data)

	2009	2008
Assets
Investments in subsidiaries	$100,428	91,432
Bonds available for sale, at fair value (amortized cost: $503 – 2009, $682 – 2008)	541	488
Bonds trading, at fair value (amortized cost: $323 – 2009)	323
Preferred stocks, at fair value (amortized cost: $1,476 – 2009, $1,475 – 2008)	1,237	633
Common stocks, at fair value (amortized cost: $278 – 2009, $278 – 2008)	359	277
Short term investments, at fair value (amortized cost: $1,434 – 2009, $1,752 – 2008)	1,434	1,752
Cash	61	223
Accrued investment income	12	12
Receivables from subsidiaries	42	78
Deferred Federal income taxes (net of valuation allowance $5,053 – 2009, $5,250 – 2008)	68	353
Other assets	1,950	2,136
Goodwill	609	609

Total assets	$107,064	97,993

Liabilities and Shareholders’ Equity
Liabilities:
Payable to subsidiaries	61	—
Note payable	900	900
Subordinated debentures	43,000	43,000
Other liabilities	54	56

Total liabilities	44,015	43,956

Shareholders’ equity:
Common stock ($.10 par value, 12,500,000 shares authorized, 5,039,432 shares issued and 4,782,898 shares outstanding at December 31, 2009, 5,039,549 shares issued and 4,786,820 shares outstanding at December 31, 2008*)	504	2,519
Additional paid-in capital	154,072	151,740
Accumulated deficit	(87,166)	(91,250)
Accumulated other comprehensive loss	(192)	(4,839)
Treasury stock, at cost (256,534 shares at December 31, 2009, 252,729 shares at December 31, 2008*)	(4,169)	(4,133)

Total shareholders’ equity	63,049	54,037

Total liabilities and shareholders’ equity	$107,064	97,993

*	share amounts retroactively adjusted for a one-for-five reverse stock split

See accompanying notes to financial statements.

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of GAINSCO, INC. and subsidiaries in this Annual Report.

Schedule II

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

GAINSCO, INC.

(PARENT COMPANY)

Statements of Operations

Years ended December 31, 2009 and 2008

(Amounts in thousands, expect per share data)

	2009	2008
Revenues:
Dividend income from subsidiaries	$4,135	7,100
Net investment income	248	406
Realized losses, net (note 2)	(63)	(493)

Total revenues	4,320	7,013

Expenses:
Operating expense	3,069	3,477
Interest expense, net	2,149	3,284

Total expenses	5,218	6,761

Operating (loss) income	(898)	252

(Loss) income before equity in undistributed income (loss)	(898)	252
Equity in undistributed income (loss) of subsidiaries	4,971	(3,653)

Net income (loss)	$4,073	(3,401)

Income (loss) per share:
Basic	$.85	(.70)

Diluted	$.85	(.70)

Weighted average common shares outstanding:
Basic	4,785	4,883

Diluted	4,785	4,883

See accompanying notes to financial statements.

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of GAINSCO, INC. and subsidiaries in this Annual Report.

Schedule II

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

GAINSCO, INC.

(PARENT COMPANY)

Statements of Shareholders’ Equity and Comprehensive Loss

Years ended December 31, 2009 and 2008

(Amounts in thousands)

	2009		2008
Common stock:
Balance at beginning of year	$2,519		2,512
Issuance of restricted common stock	—		7
Reverse stock split	(2,015)		—

Balance at end of year	$504		2,519

Additional paid-in capital:
Balance at beginning of year	$151,740		151,451
Issuance of restricted common stock	—		(7)
Reverse stock split	2,015		—
Stock-based compensation expense	217		152
Accrual of restricted stock units	100		144

Balance at end of year	$154,072		151,740

Accumulated deficit:
Balance at beginning of year	$(91,250)		(86,490)
Correction of an immaterial error	—		(1,359)
Cumulative impact of adoption of ASC 320-10-65, net of tax	11		—
Net income (loss)	4,073	$4,073	(3,401)	(3,401)

Balance at end of year	$(87,166)		(91,250)

Accumulated other comprehensive loss:
Balance at beginning of year	$(4,839)		(489)
Cumulative impact of adoption of ASC 320-10-65, net of tax	(11)		—
Other comprehensive income (loss)	4,658	4,658	(4,350)	(4,350)

Comprehensive income (loss)		$8,731		(7,751)

Balance at end of year	$(192)		(4,839)

Treasury stock:
Balance at beginning of year	$(4,133)		(947)
Purchase of treasury stock	(36)		(3,186)

Balance at end of year	$(4,169)		(4,133)

Total shareholders’ equity end of year	$63,049		54,037

See accompanying notes to financial statements.

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of GAINSCO, INC. and subsidiaries in this Annual Report.

Schedule II

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

GAINSCO, INC.

(PARENT COMPANY)

Statements of Cash Flows

Years ended December 31, 2009 and 2008

(Amounts in thousands, except per share data)

	2009	2008
Cash flows from operating activities:
Net income (loss)	$4,073	(3,401)
Adjustments to reconcile net income (loss) to cash (used for) provided by operating activities:
Equity in undistributed (income) loss of subsidiaries	(4,971)	3,653
Depreciation/amortization	61	54
Other-than-temporary impairment of investments	—	459
Non-cash compensation expense	317	296
Realized losses (excluding other-than-temporary impairments)	157	34
Realized gains on trading securities	(94)	—
Change in operating assets and liabilities:
Accrued investment income	—	41
Net receivables from/payable to subsidiaries	97	(190)
Other assets	116	(18)
Other liabilities	(2)	(61)

Net cash (used for) provided by operating activities	$(246)	867

(continued)

Schedule II

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

GAINSCO, INC.

(PARENT COMPANY)

Statements of Cash Flows

Years ended December 31, 2009 and 2008

(Amounts in thousands, except per share data)

	2009	2008
	(Amounts in thousands)
Cash flows from investing activities:
Bonds available for sale sold	$250	2,633
Bonds available for sale purchased	(50)	(222)
Bonds trading sold	277	—
Bonds trading purchased	(451)	—
Preferred stocks sold	162	—
Preferred stocks purchased	(268)	(998)
Common stocks sold	—	68
Common stocks trading sold	195	—
Common stock trading purchased	(289)	—
Net change in short term investments	294	2,039

Net cash provided by investing activities	120	3,520

Cash flows from financing activities:
Principal payment on note payable	—	(1,000)
Purchase of treasury stock	(36)	(3,186)

Net cash used for financing activities	(36)	(4,186)

Net increase (decrease) in cash	(162)	201
Cash at beginning of year	223	22

Cash at end of year	$61	223

Supplemental disclosures of cash flow information:

25,664 shares of common stock were issued during 2008, relating to restricted stock unit agreements (note 14).

$2,148 and $3,325 in interest was paid during 2009 and 2008, respectively (notes 6 and 7).

$60 in income tax payments were made during 2009. No income tax payments were made during 2008 (note 11).

See accompanying notes to financial statements.

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of GAINSCO, INC. and subsidiaries in this Annual Report.

Schedule II

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

GAINSCO, INC.

(PARENT COMPANY)

Notes to Condensed Financial Statements

December 31, 2009 and 2008

(1)	General

The accompanying condensed financial statements should be read in conjunction with the notes to the consolidated financial statements for the years ended December 31, 2009 and 2008 included elsewhere in this Annual Report.

(2)	Investments

Proceeds from the sale of bonds available for sale securities totaled $250,000 in 2009 and $2,633,000 in 2008. Proceeds from the sale of bonds trading securities totaled $277,000 in 2009. Proceeds from the sale of preferred stocks totaled $162,000 in 2009. There were no sales of preferred stock in 2008. Proceeds from the sale of common stock totaled $68,000 in 2008. There were no sales of common stock in 2009. Proceeds from the sale of common stock trading totaled $195,000 in 2009.

Realized gains and losses on investments for the years ended December 31, 2009 and 2008 are presented in the following table:

	Years ended December 31,
	2009	2008
	(Amounts in thousands)
Realized gains:
Bonds, available for sale	$12	58
Bonds, trading	258	—
Preferred stocks	2	—

Total realized gains	272	58

Realized losses:
Bonds, available for sale	—	(87)
Bonds, trading	(109)	—
Preferred stocks	(108)	—
Common stocks, available for sale	—	(5)
Common stocks, trading	(94)	—
Short-term investments	(24)	—

Total realized losses	(335)	(92)

Other-than-temporary impairment losses	—	(459)

Net realized losses	$(63)	(493)

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

(3)	Related Parties

During 2009 and 2008, there were no contributions to the capital of the insurance company.

The following table presents the components of the net receivable from and payable to subsidiaries at December 31, 2009 and 2008:

	2009	2008
	(Amounts in thousands)
Name of subsidiary
MGA Insurance Company, Inc.	$(61)	6
GAINSCO Service Corp	42	72

Net (payable to) receivable from subsidiaries	$(19)	78

Schedule III

GAINSCO, INC. AND SUBSIDIARIES

Supplementary Insurance Information

Years ended December, 2009 and 2008

(Amounts in thousands)

								Amortization
	Deferred	Reserves						of deferred	Other
	policy	for claims			Net	Net	Claim	policy	operating	Net
	acquisition	and claim	Unearned	Drafts	premiums	investment	and claim	acquisition	costs and	premiums
Segment	costs (1)	expenses	premiums	payable	earned	income	expenses	costs (2)	expenses (3)	written
Year ended December 31, 2009:
Nonstandard personal auto	$6,438	69,425	41,305	43	184,950	2,726	139,344	29,729	24,888	177,773
Runoff lines	—	5,943	—	—	261	171	(2,057)	—	149	261

Other	—	—	—	—	—	3,780	—	—	10,622	—

Total	$6,438	75,368	41,305	43	185,211	6,677	137,287	29,729	35,659	178,034

Year ended December 31, 2008:
Nonstandard personal auto	$7,850	65,951	48,482	77	176,634	2,834	130,983	29,335	22,831	180,574
Runoff lines	—	9,531	—	—	(28)	368	(1,421)	—	857	(28)

Other	—	—	—	—	—	4,526	—	—	11,353	—

Total	$7,850	75,482	48,482	77	176,606	7,728	129,562	29,335	35,041	180,546

(1)	Net of deferred ceding commission income.
(2)	Net of the amortization of deferred ceding commission income.
(3)	Includes Corporate underwriting and operating expenses and interest expense, net, also includes insurance company underwriting and operating expenses.

Schedule IV

GAINSCO, INC. AND SUBSIDIARIES

Reinsurance

Years ended December 31, 2009 and 2008

(Amounts in thousands, except percentages)

					Percentage
		Ceded to	Assumed		of amount
	Direct	other	from other	Net	assumed
	amount	companies	companies	amount	to net
Year ended December 31, 2009:
Premiums earned:
Property and casualty	$180,657	—	—	180,657
Reinsurance	—	(1,537)	6,091	4,554

Total	$180,657	(1,537)	6,091	185,211	3.3%

Year ended December 31, 2008:
Premiums earned:
Property and casualty	$164,128	—	—	164,128
Reinsurance	—	(1,303)	13,781	12,478

Total	$164,128	(1,303)	13,781	176,606	7.8%

Schedule VI

GAINSCO, INC. AND SUBSIDIARIES

Supplemental Information

Years ended December 31, 2009 and 2008

(Amounts in thousands)

							Claims and claim adjustment expenses incurred related to
			Reserves
			for unpaid						Amortization	Paid
		Deferred	claims						of deferred	claims and
	Affiliation	policy	and claim		Net	Net			policy	claim	Net
	with	acquisition	adjustment	Unearned	earned	investment	Current	Prior	acquisition	adjustment	premiums
Segment	registrant	costs (1)	expenses	premiums	premiums	income	year	year	costs (2)	expenses	written
Year ended December 31, 2009
Nonstandard personal auto	$—	6,438	69,425	41,305	184,950	2,726	144,211	(4,867)	29,729	135,872	177,773
Runoff lines	—	—	5,943	—	261	171	—	(2,057)	—	1,946	261
Other	—	—	—	—	—	3,780	—	—	—	—	—

Total	$—	6,438	75,368	41,305	185,211	6,677	144,211	(6,924)	29,729	137,818	178,034

Year ended December 31, 2008
Nonstandard personal auto	$—	7,850	65,951	48,482	176,634	2,834	126,598	4,385	29,335	120,731	180,574
Runoff lines	—	—	9,531	—	(28)	368	—	(1,421)	—	1,754	(28)
Other	—	—	—	—	—	4,526	—	—	—	—	—

Total	$—	7,850	75,482	48,482	176,606	7,728	126,598	2,964	29,335	122,485	180,546

(1)	Net of deferred ceding commission income.
(2)	Net of the amortization of deferred ceding commission income.