Form 10-Q
period 2010-03-31
GAINSCO INC
filed 2010-05-14
CIK 786344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report under Section 13 or 15(d) of the

Securities Exchange Act of 1934

For Quarter Ended March 31, 2010

Commission File Number 1-9828

GAINSCO, INC.

(Exact name of registrant as specified in its charter)

Texas	75-1617013
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3333 Lee Parkway, Suite 1200, Dallas, Texas	75219
(Address of principal executive offices)	(Zip Code)

(972) 629-4301

Registrant’s telephone number, including area code

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of the Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 7, 2010 there were 4,781,592 shares of the registrant’s Common Stock ($.10 par value) outstanding.

GAINSCO, INC. AND SUBSIDIARIES

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets as of March 31, 2010 (unaudited) and December 31, 2009	1

	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2010 and 2009 (unaudited)	3

	Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Three Months Ended March 31, 2010 (unaudited) and the Twelve Months Ended December 31, 2009	4

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2010 and 2009 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	42

Item 4.	Controls and Procedures	43

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	44

Item 6.	Exhibits	45

SIGNATURE		46

(i)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GAINSCO, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data)

	March 31, 2010 (unaudited)	December 31, 2009
Assets
Investments (notes 2 and 3)
Bonds, available for sale – at fair value (amortized cost: $142,385 – 2010, $139,036 – 2009)	$143,481	139,320
Bonds, trading – at fair value	333	323
Preferred stocks – at fair value (cost: $4,947 – 2010 and 2009)	4,142	4,235
Common stocks, available for sale – at fair value (cost: $466 – 2010 and 2009)	651	551
Common stocks, trading – at fair value	297	—
Certificates of deposit – at fair value (amortized cost: $185 – 2010 and 2009)	185	185
Other long-term investments – at equity method, approximates fair value (cost: $1,034 – 2010, $1,068 – 2009)	1,034	1,068
Short-term investments – at fair value (amortized cost: $39,029 – 2010, $42,289 – 2009)	39,039	42,315

Total investments	189,162	187,997
Cash	1,097	1,616
Accrued investment income	1,566	1,570
Premiums receivable (net of allowance for doubtful accounts: $925 – 2010, $1,084 – 2009)	37,535	34,162
Reinsurance balances receivable (net of allowance for doubtful accounts: $130 – 2010 and 2009)	346	463
Ceded unpaid claims and claim adjustment expenses (notes 7 and 8)	3,315	2,823
Deferred policy acquisition costs	7,028	6,438
Property and equipment (net of accumulated depreciation: $8,812 – 2010, $8,478 – 2009)	1,524	1,764
Current Federal income taxes (note 1)	—	16
Deferred Federal income taxes (net of valuation allowance: $28,457 – 2010, $28,830 – 2009) (note 1)	—	137
Other assets	3,546	4,307
Goodwill	609	609

Total assets	$245,728	241,902

(continued)

GAINSCO, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data)

	March 31, 2010 (unaudited)	December 31, 2009
Liabilities and Shareholders’ Equity
Liabilities:
Unpaid claims and claim adjustment expenses (notes 1 and 8)	$72,100	75,368
Unearned premiums	45,571	41,305
Accounts payable	6,045	5,605
Reinsurance balances payable	640	970
Note payable (note 5)	900	900
Subordinated debentures (note 6)	43,000	43,000
Current Federal income taxes (note 1)	50	—
Other liabilities	3,102	3,402
Cash overdraft	8,721	8,303

Total liabilities	180,129	178,853

Shareholders’ Equity (notes 9 and 11):
Common stock ($.10 par value, 12,500,000 shares authorized, 5,039,432 shares issued and 4,781,592 shares outstanding at March 31, 2010, and 5,039,549 shares issued and 4,782,898 shares outstanding at December 31, 2009)	504	504
Additional paid-in capital	154,090	154,072
Accumulated deficit	(85,299)	(87,166)
Accumulated other comprehensive income (loss) (note 4)	486	(192)
Treasury stock, at cost (257,840 and 256,534 shares at March 31, 2010 and December 31, 2009) (note 1)	(4,182)	(4,169)

Total shareholders’ equity	65,599	63,049

Commitments and contingencies (notes 1, 5, 6, 7, 10, 11, 13, 14 and 15)
Total liabilities and shareholders’ equity	$245,728	241,902

See accompanying notes to unaudited condensed consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except per share data)

	Three months ended March 31,
	2010	2009
Revenues:

Net premiums earned (note 7)	$39,735	45,999
Net investment income (note 2)	1,516	1,697
Realized investment gains (losses) (notes 2 and 3), net:
Other-than-temporary impairment losses	(51)	(2,509)
Other-than-temporary impairment losses transferred to Other comprehensive loss (notes 2 and 3)	—	2,361
Other realized investment gains (losses), net	959	(81)

Total realized investment gains (losses), net	908	(229)

Agency revenues	2,690	3,201
Other income (expense), net	22	(25)

Total revenues	44,871	50,643

Expenses:

Claims and claims adjustment expenses (notes 1 and 8)	29,296	32,361
Policy acquisition costs	6,069	7,578
Underwriting and operating expenses	7,126	8,019
Interest expense (notes 5 and 6)	447	594

Total expenses	42,938	48,552

Income before Federal income taxes	1,933	2,091

Federal income taxes (note 1):
Current tax expense	55	44

Total income taxes	55	44

Net income	$1,878	2,047

Income per common share (notes 1, 9 and 10):
Basic	$.39	0.43

Diluted	$.39	0.43

Weighted average common shares outstanding (notes 1, 9 and 10):
Basic	4,782	4,786

Diluted	4,782	4,786

See notes to unaudited condensed consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income

(Amounts in thousands)

	Three months ended March 31, 2010 (unaudited)		Twelve months ended December 31, 2009
Common stock:
Balance at beginning of period	$504		2,519
Reverse stock split	—		(2,015)

Balance at end of period	$504		504

Additional paid-in capital:
Balance at beginning of period	$154,072		151,740
Reverse stock split	—		2,015
Compensation expense accrual related to restricted stock	—		217
Compensation expense accrual related to restricted stock units (note 11)	18		100

Balance at end of period	$154,090		154,072

Accumulated deficit:
Balance at beginning of period	$(87,166)		(91,250)
Cumulative impact of adoption of ASC 320-10-65-1, net of tax (note 5)	(11)		11
Net income	1,878	$1,878	4,073	4,073

Balance at end of period	$(85,299)		(87,166)

Accumulated other comprehensive income (loss) (note 4):
Balance at beginning of period	$(192)		(4,839)
Cumulative impact of adoption of ASC 320-10-65-1, net of tax	11		(11)
Other comprehensive income	667	667	4,658	4,658

Comprehensive income		$2,545		8,731

Balance at end of period	$486		(192)

Treasury stock (note 9):
Balance at beginning of period	$(4,169)		(4,133)
Purchase of treasury stock	(13)		(36)

Balance at end of period	$(4,182)		(4,169)

Total shareholders’ equity at end of period	$65,599		63,049

See accompanying notes to unaudited condensed consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands, except per share data)

	Three months ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$1,878	2,047
Adjustments to reconcile net income to cash (used for) provided by operating activities:
Depreciation and amortization	793	459
Other-than-temporary impairment losses	51	148
Non-cash compensation expense	18	64
Realized (gains) losses (excluding other-than-impairments losses)	(1,017)	(13)
Realized losses on trading securities	58	94
Change in operating assets and liabilities:
Accrued investment income	4	(125)
Premiums receivable	(3,373)	(5,341)
Reinsurance balances receivable	117	61
Ceded unpaid claims and claim adjustment expenses	(492)	(456)
Deferred policy acquisition costs	(590)	(1,180)
Other assets	743	(20)
Unpaid claims and claim adjustment expenses	(3,268)	885
Unearned premiums	4,266	6,883
Accounts payable	(560)	637
Reinsurance balances payable	(330)	(858)
Other liabilities	(300)	(341)
Current Federal income taxes	66	46

Net cash (used for) provided by operating activities	$(1,936)	2,990

(continued)

GAINSCO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands, except per share data)

	Three months ended March 31,
	2010		2009
Cash flows from investing activities:
Bonds available for sale:	$
Sold		14,268	13,315
Matured		1,000	6,000
Purchased		(18,082)	(29,290)
Bonds trading sold		437	—
Bonds trading purchased		(396)	(310)
Preferred stocks sold		17	162
Preferred stocks purchased		—	(268)
Common stocks trading sold		121	—
Common stocks trading purchased		(401)	—
Securities purchased but not settled		1,000	—
Other long-term investments proceeds		34	—
Net change in short term investments		3,107	8,500
Property and equipment purchased		(93)	(239)

Net cash provided by (used for) investing activities		1,012	(2,130)

Cash flows from financing activities:
Treasury stock purchased		(13)	(9)
Net change in cash overdraft		418	869

Net cash provided by financing activities		405	860

Net (decrease) increase in cash		(519)	1,720
Cash at beginning of period		1,616	1,373

Cash at end of period		$1,097	3,093

Supplemental disclosure of cash flow information:

$459 and $619 in interest was paid during the first three months of 2010 and 2009, respectively (notes 5 and 6).

No Federal income tax payments were made during the first three months of 2010 and 2009 (note 1).

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

The condensed consolidated financial statements included herein have been prepared by GAINSCO, INC. and are unaudited, except for the balance sheet at December 31, 2009, which has been derived from audited consolidated financial statements at that date on the basis of accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the unaudited condensed consolidated interim financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position as of March 31, 2010, the results of operations for each of the three months periods ended March 31, 2010 and 2009, and the cash flows for the three months ended March 31, 2010 and 2009. In addition, operating results for the three months ended March 31, 2010 are not necessarily indicative of results that may be expected for the year ending December 31, 2010.

Although management believes the unaudited interim related disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with GAAP have been condensed or omitted from pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2009 Annual Report on Form 10-K.

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

In determining our reserve estimates for nonstandard personal automobile insurance, for each financial reporting date we record our best estimate, which is a point estimate, of our overall unpaid claims and claim adjustment expenses (“C & CAE) for both current and prior accident years. Because the underlying processes require the use of estimates and professional actuarial judgment, establishing claims reserves is an inherently uncertain process. As our experience develops and we learn new information, our quarterly reserving process may produce revisions to our previously reported claims reserves, which we refer to as “development” and such changes may be material. We recognize favorable development when we decrease our previous estimate of ultimate losses, which results in an increase in net income in the period recognized. We recognize unfavorable development when we increase our previous estimate of ultimate losses, which results in a decrease in net income in the period recognized. Accordingly, while we record our best estimate, our claims reserves are subject to potential variability.

As of March 31, 2010, the Company had $68,785,000 in net unpaid C & CAE (Unpaid C & CAE of $72,100,000 less Ceded unpaid C & CAE of $3,315,000). This amount represents management’s best estimate of the ultimate liabilities. Significant changes in claims trends resulting from adverse economic conditions increase the uncertainties which exist in the estimation process and could lead to inaccurate estimates of claim and claim adjustment expense.

(d)	Federal Income Taxes

The Company and its subsidiaries file a consolidated Federal income tax return. Deferred income tax items are accounted for under the “asset and liability” method which provides for temporary differences between the reported earnings for financial statement purposes and for tax purposes, primarily deferred policy acquisition costs, the discount on unpaid claims and claim adjustment expenses, net operating loss carryforwards and the nondeductible portion of the change in unearned premiums. The Company made no Federal income tax payments for the first three months of 2010 and 2009.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of March 31, 2010, the Company has net operating loss carryforwards for tax purposes aggregating $67,185,000. These net operating loss carryforwards of $6,014,000, $33,950,000, $13,687,000, $633,000 and $12,901,000, if not utilized, will expire in 2020, 2021, 2022, 2023 and 2027, respectively. As of March 31, 2010, the tax benefit of the net operating loss carryforwards was $22,843,000, which is calculated by applying the Federal statutory income tax rate of 34% against the net operating loss carryforwards of $67,185,000.

The Company currently has a full valuation allowance for the tax benefit from its net operating loss carryforwards. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC 740-10, Income Taxes – Overall (“ASC 740-10”) requires positive evidence, such as taxable income over the most recent three-year period and other available objective and subjective evidence, for management to conclude that it is “more likely than not” that a portion or all of the deferred tax assets will be realized. While both objective and subjective evidence are considered, it is the Company’s understanding that objective evidence should generally be given more weight in the analysis under ASC 740-10. In making the determination, the Company considered all available evidence, including the fact that the Company incurred a cumulative taxable loss for the three years ended March 31, 2010. The Company does not record a tax valuation allowance relating to the net unrealized losses on investments, excluding equity securities, because it is more likely than not that these losses would be utilized in future periods. The Company has the ability and it is the Company’s intent to fully recover the principal, which could require the Company to hold these securities until their maturity; therefore, the Company considers the impairment to be temporary.

The Company adopted the provisions of ASC 740-10-65, Income Taxes – Overall – Transition and Open Effective Date Information (“ASC 740-10-65”) on January 1, 2007. As a result, the Company recognized no additional liability or reduction in deferred tax asset for uncertain tax benefits. As of March 31, 2010, the Company has not identified any uncertain tax positions in accordance with ASC 740-10-65. The Company is subject to U.S. federal income tax examinations by tax authorities for 2006 and subsequent years.

(e)	Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, receivables, payables and debt instruments. The carrying values of these financial instruments approximate their respective fair values as they are either short-term in nature or carry interest rates which approximate market rates.

(f)	Earnings Per Share

Earnings per share (“EPS”) for the three months ended March 31, 2010 and 2009 is based on a weighted average of the number of common shares outstanding during each year. Basic and diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Common stock equivalents related to stock options are excluded from the diluted EPS calculation if their effect would be anti-dilutive to EPS.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(g)	Treasury Stock

The Company records treasury stock in accordance with the “cost method” described in ASC 505-30, Equity – Treasury Stock (“ASC 505-30”). The Company held 257,840 and 256,534 shares of Common Stock as treasury stock at March 31, 2010 and December 31, 2009, respectively. See note 10 of the Condensed Consolidated Financial Statements for more information on shareholders’ equity.

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

In January 2010, the FASB issued Accounting Standards Update Number 2010-06. This updated revised accounting guidance that clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements. The guidance requires separate disclosures for the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements, along with an explanation for the transfers. Additionally, a separate disclosure is required for purchases, sales, issuances and settlements on a gross basis for Level 3 fair value measurements. The guidance also provides additional clarification for both the level of disaggregation reported for each class of assets or liabilities and disclosures of inputs and valuation techniques used to measure fair value for both recurring and non-recurring fair value measurements for assets and liabilities categorized as Level 2 or Level 3.

The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. Refer to note 3 for the information required to be disclosed upon our adoption of the guidance effective January 1, 2010. We are currently evaluating the impact the adoption of the guidance effective January 1, 2011 will have on the disclosures made in our consolidated financial statements.

All other codified accounting standards and interpretations of those standards issued during 2010 did not relate to accounting policies and procedures pertinent to the Company at this time

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(j)	Reclassifications

Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current period presentation. Previously, $696,000 was presented in Commissions payable as of December 31, 2009 and $391,000 has been reclassified to Reinsurance balances payable and $305,000 has been reclassified to Other liabilities as of March 31, 2010. Previously, $307,000 was presented in Premiums payable at December 31, 2009 and has been reclassified to Reinsurance balances payable as of March 31, 2010. These reclassifications had no effect on total assets, total liabilities, total shareholders’ equity, net income or net cash used for operating activities as previously reported.

(2)	Investments

The following schedules summarize the components of net investment income:

	Three months ended March 31,
	2010	2009
	(Amounts in thousands)
Fixed maturities	$1,455	1,642
Preferred stock	69	(3)
Common stock	10	8
Other long-term investments	(35)	(23)
Short-term investments	70	130

	1,569	1,754
Investment expenses	(53)	(57)

Net investment income	$1,516	1,697

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

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following schedules summarize the amortized cost and estimated fair values of investments in our investment portfolio:

	March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other-than- temporary impairments in AOCI (1)
	(Amounts in thousands)
Bonds available for sale:
U.S. Treasury	$5,350	91	—	5,441	—
U.S. Government agencies	7,052	16	(5)	7,063	—
Corporate bonds	92,985	3,042	(103)	95,924	—
Asset backed	6,050	202	(1)	6,251	—
Mortgage backed	30,948	541	(2,687)	28,802	(1,158)
Bonds, trading	333	—	—	333	—
Preferred stocks	4,947	—	(805)	4,142	—
Common stocks, available for sale	466	187	(2)	651	—
Common stocks, trading	297	—	—	297	—
Certificates of deposit	185	—	—	185	—
Other long-term investments	1,034	—	—	1,034	—
Short-term investments	39,029	13	(3)	39,039	—

Total investments	$188,676	4,092	(3,606)	189,162	(1,158)

(1)    Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive income” or “AOCI” which, from January 1, 2010, were not included in earnings under ASC 320-10-65.

	December 31, 2009
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

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following schedules summarize the gross unrealized losses showing the length of time that investments have been continuously in an unrealized loss position:

	March 31, 2010
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts in thousands)
U.S. government agencies	$1,048	5	—	—	1,048	5
Corporate bonds	9,377	60	1,259	43	10,636	103
Asset backed	—	—	433	1	433	1
Mortgage backed	2,005	8	9,348	2,679	11,353	2,687
Preferred stocks	1,945	551	2,197	254	4,142	805
Common stocks, available for sale	115	2	—	—	115	2
Short-term investments	7,247	3	—	—	7,247	3

Total temporarily impaired securities	$21,737	629	13,237	2,977	34,974	3,606

	December 31, 2009
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts in thousands)
U.S. Government agencies	$3,976	82	—	—	3,976	82
Corporate bonds	9,458	95	2,182	141	11,640	236
Asset backed	—	—	642	18	642	18
Mortgage backed	5,204	68	9,285	3,149	14,489	3,217
Preferred stocks	75	421	2,131	320	2,206	741
Short-term investments	3,559	3	—	—	3,559	3

Total temporarily impaired securities	$22,272	669	14,240	3,628	36,512	4,297

At March 31, 2010 and December 31, 2009, approximately 75% and 72%, respectively, of the unrealized gross losses were with issuers rated as investment grade by Standard and Poor’s (S&P). The decline in the market value is primarily related to the disruption and lack of liquidity in the markets in which these securities trade, along with credit risk aversion by investors. Other important factors include (i) the slowing of prepayments in mortgage and asset backed securities and (ii) the significant decline in the 3 month London Interbank Offered Rate for U.S. dollar deposits (“LIBOR”) for securities with floating rate coupons since the purchase of these assets. At this time based upon information currently available, the Company has the ability and it is the Company’s intent to fully recover the principal, which could require the Company to hold these securities until their maturity; therefore, the Company considers the impairment to be temporary.

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

In order to determine whether it is appropriate in an accounting period to recognize other-than-temporary impairment (“OTTI”) with respect to a portfolio security which has experienced a decline in fair value and as to which the Company has the ability and intent to fully recover principal, the Company considers all available evidence and applies judgment. With corporate debt issues, firm specific performance, industry trends, legislative and regulatory changes, government initiatives, and the macroeconomic environment all play a role in the evaluation process. With respect to asset backed securities (including mortgage backed securities), the Company uses individual cash flow modeling in addition to other available information. In the case of securities as to which the Company has the ability and intent to fully recover principal, if all scheduled principal and interest is expected to be received on a timely basis using the current best estimates of material inputs, such as default frequencies, severities, and prepayment speeds, generally no OTTI would be recognized unless other factors suggest that it would be appropriate to do so. The principal factors that the Company considers in this analysis are the extent to which the fair value of the security has declined, the ratings given to the security by recognized rating agencies, trends in those ratings, and information available to the Company from securities analysts and other commentators, public reports and other credible information.

At March 31, 2010, the Company had $7,042,000 in nonprime collateralized mortgage obligations (Alt-A securities) with S&P ratings of 7% AA+, 23% A- and 70% CC. At December 31, 2009, the Company had $7,278,000 in Alt-A securities with S&P ratings of 21% AAA, 8% AA+ and 71% CCC. The carrying value and fair value of these investments were $6,570,000 and $5,097,000, respectively, at March 31, 2010 compared to $6,840,000 and $4,894,000, respectively, at December 31, 2009.

As of March 31, 2010, included in the Company’s fixed income portfolio are hybrid securities with a carrying value of $6,958,000 and fair value of $7,720,000 as compared to $5,683,000 and $6,693,000 as of December 31, 2009, respectively. A hybrid security as used here is one where the issuer of the debt instrument can choose to defer payment of the regularly scheduled interest due for a contractually set maximum period of time, usually five to ten years, without being in default on the issue.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

One security, with carrying value of $1,381,000 and $1,466,000, and a fair value of $897,000 and $1,008,000, at March 31, 2010 and December 31, 2009, respectively, is dependent on the continued claims paying ability of its financial guarantor (MBIA) in order for the Company not to sustain any loss of principal or interest. MBIA is rated BB+ (S&P), we believe that the probable outcome is that principal and interest will be paid in full and, accordingly, the impairment on that security is considered temporary.

The Preferred stocks predominately consist of auction preferred instruments considered to be available for sale and reported at estimated fair value with the net unrealized gains or losses reported after-tax as a component of other comprehensive income. The auction rate securities which the Company owns are each issued by a trust which holds as an asset the preferred stock of a corporation, which are exchange traded. The Company has the option at stated intervals to redeem the auction preferred shares for a pro rata share of the underlying collateral. As of March 31, 2010, we have not chosen this option as the structure of the trust provides a higher coupon on the auction preferred shares than on the underlying collateral shares; and therefore, are of greater economic value. As of March 31, 2010, we do not believe that these underlying shares are other-than-temporarily impaired based on our credit review of the issuers.

During 2009, a limited partnership investment of the Company elected to commence dissolution and wind up the partnership’s affairs allowing for liquidation of the partnership’s assets. The Company has classified this investment as Other long-term investment and accounts for it under the equity method.

Proceeds from the sale of bonds available for sale totaled $14,268,000 and $13,315,000, including $3,684,000 and $7,983,000 in principal pay downs, for the three months ended March 31, 2010 and 2009, respectively. Proceeds from the sale of bonds trading totaled $437,000 for the three months ended March 31, 2010. Proceeds from the sale of preferred stocks totaled $17,000 and $162,000 for the three months ended March 31, 2010 and 2009. Proceeds from the sale of common stocks trading totaled $121,000 for the three months ended March 31, 2010.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Realized gains and losses on investments for the three months ended March 31, 2010 and 2009 are presented in the following table:

	Three months ended March 31,
	2010	2009
	(Amounts in thousands)
Realized gains:
Bonds, available for sale	$879	119
Bonds, trading	124	—
Preferred stocks	17	2
Common stocks, trading	17	—

Total realized gains	1,037	121

Realized losses:
Bonds, available for sale	(5)	—
Bonds, trading	(73)	(94)
Preferred stocks	—	(108)
Total realized losses	(78)	(202)

Other-than-temporary impairment losses	(51)	(148)

Total realized investment gains (losses), net	$908	(229)

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

During the first quarter of 2010, the Company wrote down $51,000 in securities that were determined to have had an other-than-temporary credit related impairment charge. During the first quarter of 2009, the Company wrote down $2,509,000 in securities that were determined to have had an other-than-temporary decline in fair value of which $148,000 was determined to have had an other-than-temporary credit related impairment charge, while $2,361,000 of the other-than-temporary impairment was non-credit related and recognized in other comprehensive loss, a component of shareholders’ equity.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The amortized cost and estimated fair value of debt securities (including bonds available for sale, preferred stocks and certificates of deposit) at March 31, 2010 and December 31, 2009, by maturity, are shown below.

	2010		2009
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Amounts in thousands)
Due in one year or less	$32,521	32,621	24,865	24,967
Due after one year but within five years	60,947	62,558	58,700	59,886
Due after five years but within ten years	4,842	5,072	7,835	8,089
Due after ten years but within twenty years	2,770	2,759	2,766	2,680
Due beyond 20 years	9,772	10,078	6,111	6,770
Asset backed securities	6,050	6,251	7,827	8,042
Mortgage backed securities	30,948	28,802	36,387	33,629

	$147,850	148,141	144,491	144,063

Estimated fair value of investments on deposit with various regulatory bodies, as required by law, were approximately $5,575,000 and $5,397,000, at March 31, 2010 and December 31, 2009, respectively.

As discussed in note 1, a portion of certain OTTI losses on debt securities are recognized in “Other comprehensive income” (“OCI”). The net amount recognized in earnings (“credit loss impairments”) represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between fair value and amortized cost is recognized in OCI. The following table sets forth the amount of credit loss impairments on debt securities held by the Company as of March 31, 2010, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts.

Credit losses recognized in earnings on debt securities held by the Company for which a portion of the OTTI loss was recognized in OCI

(Amounts in thousands)
Balance, January 1, 2010	$5,765
Credit losses remaining in accumulated deficit related to adoption of ASC 320-10-65	—
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	—
Credit loss impairments previously recognized on securities impaired to fair value during the period (1)	—
Credit loss impairments recognized in the current period on securities not previously impaired	51
Additional credit loss impairments recognized in the current period on securities previously impaired	—
Increases due to the passage of time on previously recorded credit losses	—

Balance, March 31, 2010	$5,816

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

All of the Company’s Level 1 and Level 2 invested assets held as of March 31, 2010 and December 31, 2009 were priced using either independent pricing services or available market prices to determine fair value. The Company classifies such instruments in active markets as Level 1 and those not in active markets as Level 2. The Preferred stocks in Level 3 were auction preferred instruments and were classified in Level 3 because the market in which they trade remains very inactive. The Corporate bonds in Level 3 are private placements which rarely trade and the issuers have no other debt outstanding to provide a valuation benchmark. The residential mortgage backed securities which are valued in the manner described above are all classified as Level 3. Those for which the individual pricing service value is used are classified as Level 2.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The quantitative disclosures about the fair value measurements for each major category of assets at March 31, 2010 and December 31, 2009 were as follows (amounts in thousands):

	March 31, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury	$5,441	5,441	—	—
U.S. government agencies	7,063	—	7,063	—
Corporate bonds	95,924	1,715	92,089	2,120
Asset backed	6,251	—	6,251	—
Mortgage backed	28,802	—	20,773	8,029

Total available for sale securities	143,481	7,156	126,176	10,149
Bonds, trading	333	333	—	—
Preferred stocks	4,142	383	—	3,759
Common stocks, available for sale	651	651	—	—
Common stocks, trading	297	297	—	—
Certificates of deposit	185	185	—	—
Short-term investments	39,039	21,856	17,183	—

Total assets classified by ASC 320-10-65	$188,128	30,861	143,359	13,908

Percentage of total	100%	17%	76%	7%

	December 31, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury	$5,263	5,263	—	—
U.S. Government agencies	6,983	—	6,983	—
Corporate bonds	85,403	2,916	80,372	2,115
Asset backed	8,042	—	8,042	—
Mortgage backed	33,629	—	25,564	8,065

Total available for sale securities	139,320	8,179	120,961	10,180
Bonds, trading	323	323	—	—
Preferred stocks	4,235	410	—	3,825
Common stocks, available for sale	551	551	—	—
Certificates of deposit	185	185	—	—
Short-term investments	42,315	21,726	20,589	—

Total assets classified by ASC 320-10-65	$186,929	31,374	141,550	14,005

Percentage of total 100%	100%	17%	76%	7%

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 1 includes U.S. Treasury securities and exchange-traded securities. Level 2 securities are comprised of securities whose fair value was determined using observable market inputs. Investments classified as Level 3 are primarily comprised of the following: (i) with respect to fixed maturity investments, certain corporate and mortgage backed securities that values provided by an independent pricing service or quoted market prices were not used, many of which are not publicly traded or are not actively traded; and (ii) with respect to equity securities, preferred securities.

The following table provides a summary of changes in fair value associated with the Level 3 assets for the three months ended March 31, 2010 and the year ended December 31, 2009 (amounts in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	March 31, 2010	December 31, 2009
Beginning balance	$14,005	12,797
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	(51)	(428)
Included in other comprehensive income (loss)	(46)	1,076
Purchases, issuances, and settlements	—	—
Transfers in and/or out of Level 3	—	560

Ending balance	$13,908	14,005

The above table of Level 3 assets begins with the prior period balance and adjusts the balance for the gains or losses (realized and unrealized) that occurred during the current period. Any new purchases that are identified as Level 3 securities are then added and any sales of securities which were previously identified as Level 3 are subtracted. Next, any securities which were previously identified as Level 1 or Level 2 securities and which are currently identified as Level 3 are added. Finally, securities which were previously identified as Level 3 and which are now designated as Level 1 or as Level 2 are subtracted. The ending balance of the Level 3 securities presented above represent our best estimates and may not be substantiated by comparisons to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.

The Company wrote down $51,000 in Alt-A securities for the three months ended March 31, 2010 and $428,000 in Alt-A securities for the year ended December 31, 2009 that were determined to have had an other-than-temporary credit related impairment charge.

There were no transfers between Levels 1 and 2 during the periods presented.

Certain financial instruments and all non-financial instruments are not required to be disclosed. Therefore, the aggregate fair value amounts presented do not purport to represent our underlying value.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(4)	Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes net unrealized investment gains (losses), net of deferred income taxes. The table below provides information about comprehensive income for the three months ended March 31, 2010 and the year ended December 31, 2009 (amounts in thousands):

	2010	2009
Increase in unrealized investment gains during the period	$752	6,586
Less: Other-than-temporary impairment losses recognized in earnings	(51)	(428)

Increase in net unrealized investment gains during the period	803	7,014
Deferred Federal income tax expense	136	2,356

Other comprehensive income	667	4,658

Net income	1,878	4,073

Comprehensive income	$2,545	8,731

The following table provides accumulated balances related to each component of accumulated other comprehensive income (loss) as of and for the three months ended March 31, 2010 (amounts in thousands):

	Unrealized Gain on Non-Impaired Securities	Unrealized Loss on Impaired Securities	Deferred Federal Income Tax	Total
Accumulated other comprehensive income (loss), beginning of period	$1,949	(2,283)	142	(192)
Cumulative impact of adoption of ASC 320-10-65	—	17	(6)	11
Other comprehensive gain (loss)	1,960	(1,157)	(136)	667

Accumulated other comprehensive income, end of period	$3,909	(3,423)	—	486

(5)	Note Payable

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

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The carrying value on the Note payable was $900,000 at March 31, 2010 and December 31, 2009, respectively. On November 21, 2008, the Company amended the credit agreement and paid the principal balance down to $900,000. The amendment changed the interest rate to 2.75% over the three month LIBOR, with a minimum of 4%, deleted provisions requiring the Company to achieve and maintain a specified ratio of earnings to fixed charges, increased the minimum levels of capital required to be maintained by GAN and MGA and provided that, in lieu of monthly principal amortization of the balance of the outstanding credit, all principal will be due at maturity on September 30, 2010. Interest expense of $9,000 and $9,000 was recorded and interest payments of $9,000 and $10,000 were paid for the three months ended March 31, 2010 and 2009, respectively.

(6)	Subordinated Debentures

In January 2006, GAN issued $25,000,000 of 30-year subordinated debentures. They require quarterly interest payments at a floating interest rate equal to the 3-month LIBOR plus a margin of 3.85%. They will mature on March 31, 2036 and are redeemable at GAN’s option beginning after March 31, 2011, in whole or in part, at the liquidation amount of $1,000 per debenture. The Company recorded net interest expense of $258,000 and $331,000, respectively, and interest payments of $264,000 and $340,000 were paid for the three months ended March 31, 2010 and 2009, respectively.

In December 2006, GAN issued $18,000,000 of 30-year subordinated debentures. They require quarterly interest payments at a floating interest rate equal to the 3-month LIBOR plus a margin of 3.75%. They will mature on March 15, 2037 and are redeemable at GAN’s option beginning after March 15, 2012, in whole or in part, at the liquidation amount of $1,000 per debenture. The Company recorded net interest expense of $180,000 and $254,000 and interest payments of $186,000 and $269,000 were paid for the three months ended March 31, 2010 and 2009, respectively.

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

As of March 31, 2010 and December 31, 2009, the balance in such escrow accounts totaled $8,879,000 and $11,085,000, respectively.

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

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Nonstandard Personal Auto Lines

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

The amounts deducted in the Unaudited Condensed Consolidated Statements of Operations for reinsurance ceded for the three months ended March 31, 2010 and 2009, respectively, are set forth in the following table.

	Three months ended March 31,
	2010	2009
	(Amounts in thousands)
Premiums earned – nonstandard personal auto	$481	462

Premiums earned – runoff	—	(195)

Claims and claim adjustment expenses incurred – runoff	$5	2

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

The following table sets forth the changes in unpaid claims and claim adjustment expenses, as shown in the Company’s condensed consolidated financial statements for the periods indicated:

	March 31, 2010	December 31, 2009
	(Amounts in thousands)
Unpaid claims and claim adjustment expenses, beginning of period	$75,368	75,482
Less: Ceded unpaid claims and claim adjustment expenses, beginning of period	2,823	2,405

Net unpaid claims and claim adjustment expenses, beginning of period	72,545	73,077

Net claims and claim adjustment expense incurred related to:
Current period	31,761	144,211
Prior periods	(2,465)	(6,924)

Total net claim and claim adjustment expenses incurred	29,296	137,287

Net claims and claim adjustment expenses paid related to:
Current period	10,288	93,191
Prior periods	22,768	44,628

Total net claim and claim adjustment expenses paid	33,056	137,819

Net unpaid claims and claim adjustment expenses, end of period	68,785	72,545
Plus: Ceded unpaid claims and claim adjustment expenses, end of period	3,315	2,823

Unpaid claims and claim adjustment expenses, end of period	$72,100	75,368

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The favorable development of $2,465,000 for prior periods net claims and claim adjustment expense incurred during the first quarter of 2010 was attributable to nonstandard personal auto lines the in Southwest region as a result of actual and projected decreases in severity associated with most of our coverages. The favorable development of $6,924,000 for prior periods net claims and claim adjustment expense incurred in 2009 was primarily attributable to nonstandard personal auto in the Southwest region and to the runoff lines.

(9)	Shareholders’ Equity

The Company has authorized 12,500,000 shares of common stock, par value $.10 per share (the “Common Stock”). Of the authorized shares of common stock, 5,039,432 shares were issued and 4,781,592 shares were outstanding as of March 31, 2010 and as of December 31, 2009, 5,039,549 shares were issued and 4,782,898 shares were outstanding. At March 31, 2010 and December 31, 2009, the Company held 257,840 and 256,534 shares as treasury stock, respectively.

At March 31, 2010 and December 31, 2009, Goff Moore Strategic Partners, LP (“GMSP”) owned approximately 34% of the outstanding Common Stock, Robert W. Stallings owned approximately 23% and James R. Reis owned approximately 12%.

The expiration date of GMSP’s Series B Warrant to purchase 77,500 shares of Common Stock for $41.52 per share (adjusted for the reverse stock split described above) is January 1, 2011.

The following table reflects changes in the number of shares of common stock outstanding for the three months ended March 31, 2010 and for the year ended December 31, 2009:

	2010	2009
Shares outstanding
Balance at beginning of period	4,782,898	4,786,820
One-for-five reverse stock split	—	(116)
Treasury stock acquired	(1,306)	(3,806)

Balance at end of period	4,781,592	4,782,898

In November 2007, the Board of Directors of the Company authorized the repurchase of up to $5 million worth of the Company’s Common Stock. Repurchase may be made from time to time in both the open market and through negotiated transactions. As of March 31, 2010, the value of shares that may yet be purchased under the plan is $1,859,354.

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

(10)	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2010	2009
	(Amounts in thousands, except per share amounts)
Numerator
Net income	$1,878	2,047

Numerator for basic earnings per share – income available to common shareholders	$1,878	2,047

Numerator for diluted earnings per share – income available to common shareholders after assumed conversions	$1,878	2,047

Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	4,782	4,786

Denominator for diluted earnings per share – adjusted weighted average shares outstanding & assumed conversions	4,782	4,786

Basic earnings per share	$0.39	0.43

Diluted earnings per share (1)	$0.39	0.43

(1)	Options can be exercised to purchase an aggregate of 1,680 shares of Common Stock. Warrants can be exercised to purchase an aggregate of 77,500 shares of Common Stock. Options and warrants are convertible or exercisable at prices in excess of the quoted market price of the Common Stock on March 31, 2010. Since options and warrants are convertible or exercisable at prices in excess of the quoted market price of the Common Stock on March 31, 2010, there are no incremental/dilutive shares assigned to these outstanding instruments.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(11)	Benefit Plans

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

Restricted Stock Units

The following table outlines the Company’s RSU activity for the three months ended March 31, 2010 and 2009:

	Three months ended March 31,
	2010		2009
	RSU’s Outstanding	Unrecognized Grant Date Fair Value	RSU’s Outstanding	Unrecognized Grant Date Fair Value
	(Amounts in thousands, except share amounts)
Beginning of Period	223,600	$3,014	243,600	$3,409
New awards	—	—	—	—
Change in assumptions, including forfeitures	—	—	—	—
Payments	—	—	—	—
Vested shares	—	—	—	—
Actual forfeitures	—	—	—	—
Expense recognized	—	—	—	(7)

End of Period	223,600	$3,014	243,600	$3,402

For awards that have been modified, compensation expense is recognized if the award ultimately vests under the modified vesting conditions or would have vested under the original vesting conditions. As of March 31, 2010, no RSUs have vested. Vested RSUs remain outstanding until the completion of the full service period of the RSU awards, remain subject to the certification by the Compensation Committee, and, under certain circumstances, would be subject to forfeiture.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes RSUs outstanding and the unrecognized grant date fair value of such RSUs at March 31, 2010, for each award period (amounts in thousands, except per share amounts):

Award Date and Cycle (performance period ends December 31, 2010 for all)	RSU’s Outstanding	Unrecognized Grant Date Fair Value
RSU awards granted in 2005	157,475	$2,043
RSU awards granted in 2006	5,000	69
RSU awards granted in 2008	61,125	902

Total at Mach 31, 2010	223,600	$3,014

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

The following table outlines the Company’s restricted stock activity under the 2005 Plan for the three months ended March 31, 2010 and 2009:

	Three months ended March 31,
	2010		2009
	Restricted Stock Outstanding	Unrecognized Grant Date Fair Value	Restricted Stock Outstanding	Unrecognized Grant Date Fair Value
	(Amounts in thousands, except share amounts)
Beginning of Period	10,200	$51	12,700	$134
New awards	—	—	—	—
Change in assumptions, including forfeitures	—	—	—	—
Payments	—	—	—	—
Vested shares	—	—	—	—
Actual forfeitures	—	—	—	—
Expense recognized	—	(11)	—	(23)

End of Period	10,200	$40	12,700	$111

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1998 Long-Term Incentive Plan (“98 Plan”)

At March 31, 2010, the Company had one plan under which options to purchase shares of GAN’s common stock could be granted. The 98 Plan will terminate in 2010, the aggregate number of shares of Common Stock that may be issued under the 98 Plan is limited to 50,000, and options to purchase 1,680 shares were outstanding under this Plan at March 31, 2010. There were no options granted during any of the periods presented.

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

The following tables present a summary of segment profit (loss) for the three months ended March 31, 2010 and 2009:

	Three months ended March 31, 2010
	Nonstandard Personal Auto Lines	Runoff Lines	Other	Total
	(Amounts in thousands)
Gross premiums written	$44,482	—	—	44,482

Net premiums earned	$39,735	—	—	39,735
Net investment income	650	20	846	1,516
Realized investment gains (losses), net:
Other-than-temporary impairment losses	—	—	(51)	(51)
Other-than-temporary impairment losses transferred to Other comprehensive income	—	—	—	—
Other realized investment gains, net	—	—	959	959

Total realized investment gains, net	—	—	908	908

Agency revenues	2,690	—	—	2,690
Other income, net	19	3	—	22
Expenses, excluding interest expense	(40,570)	39	(1,960)	(42,491)
Interest expense, net	—	—	(447)	(447)

Income (loss) before Federal income taxes	$2,524	62	(653)	1,933

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

Off-balance-sheet-risk

The Company does not have any financial instruments where there is off-balance-sheet-risk of accounting loss due to credit or market risk. There is credit risk in the premiums receivable and reinsurance balances receivable of the Company. At March 31, 2010 and December 31, 2009, the Company did not have any claims receivables by individual non-affiliated reinsurers that were material with regard to shareholders’ equity.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(14)	Leases

The following table summarizes the Company’s lease obligations as of March 31, 2010:

	Payments due by period
	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
	(Amounts in thousands)
Total operating leases	$7,615	2,511	2,609	2,065	430

Rental expense for the Company was $503,000 and $527,000 for the three months ended March 31, 2010 and 2009, respectively.

(15)	Subsequent Event

In May 2010, the Company modified its employee policy with regard to compensated absences. Because the changes were not made until after the end of the quarter ended March 31, 2010, no effects of the changes were recognized in the financial statements for that period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion in this Item includes forward-looking statements and should be read in the context of the risks, uncertainties and other variables referred to below under the caption “Forward-Looking Statements.”

Business Operations

Overview

The Company reported net income of $1.9 million for the first quarter of 2010, compared to net income of $2.0 million for the first quarter of 2009. In the first quarter of 2010, the Company recorded net realized gains of approximately $0.9 million on investments. In the first quarter of 2009, the Company recorded net realized losses of approximately $0.2 million on investments; approximately $2.5 million related to write downs for other-than-temporary declines in fair value of various investments of which $2.4 million of the other-than-temporary impairment was recognized in other comprehensive loss. Net premiums earned were $39.7 million and $46.0 million in the first quarter of 2010 and 2009, respectively, and gross premiums written were $44.5 million and $53.2 million in the first quarter of 2010 and 2009, respectively.

As of March 31, 2010, the statutory surplus was $96.3 million, compared to $96.1 million as of December 31, 2009. The reserve for unpaid claims and claim adjustment expenses stood at $72.1 million at March 31, 2010 and $75.3 million at December 31, 2009, of which unpaid claims and claim adjustment expenses attributable to ongoing nonstandard personal automobile lines was $65.9 million and $69.4 million, respectively.

The Company experienced a Claims and claims adjustment expense (“C & CAE”) ratio for nonstandard personal auto in the first quarter of 2010 of 73.8% as compared with the first quarter of 2009 of 71.7%. We believe the increase in the C & CAE ratio for 2010 as compared to 2009 is primarily due to an increase in adjusting and other expenses associated with the Company’s efforts to more aggressively address insurance fraud, particularly in Florida. The Company’s ability to maintain or improve upon this C & CAE ratio is subject to the significant risks and uncertainties, including the risks associated with growth in premiums and the fact that new business generally produces higher claims ratios than renewal business. In addition, the Company has encountered an increase in potential claims fraud in Florida and other markets, which has led to an increase in reported frequency, a higher number of open claims and potentially higher claims costs; see ITEM 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The Company markets its policies through approximately 4,700 independent agency locations in Arizona, Florida, Georgia, Nevada, New Mexico, South Carolina and Texas and one general agency in California that markets through approximately 900 insurance broker locations.

The Company experienced a 16% reduction in gross premiums written in the first quarter of 2010 from the first quarter of 2009. The Company experienced a reduction in gross premiums written in the second half of 2009, and this trend is continuing in 2010. Important factors leading to this trend were rate increases designed to improve profitability, planned reductions in unprofitable segments of business in Florida, and termination of relationships with certain agents.

The following table presents selected financial information in thousands of dollars:

	Three months ended March 31,
	2010	2009
Gross premiums written	$44,482	53,150

Net earned premiums	$39,735	45,999

Net income	$1,878	2,047

GAAP C & CAE ratio (1)	73.7%	70.4%
GAAP Expense ratio (2) (3)	25.3%	25.3%

GAAP Combined ratio (2)	99.0%	95.7%

(1)	C & CAE is an abbreviation for Claims and Claims Adjustment expenses, stated as a percentage of net premiums earned.
(2)	The Expense and Combined ratios do not reflect expenses of the holding company which include interest expense on the note payable and subordinated debentures.
(3)	Commissions, change in deferred acquisition costs, underwriting expenses and operating expenses (insurance subsidiary only) are offset by agency revenues and are stated as a percentage of net premiums earned.

We believe the primary reasons for the decrease in gross premiums written between the comparable periods is the result of rate increases designed to improve profitability, planned reductions in unprofitable segments of business in Florida and termination of relationships with certain agents. The C & CAE ratio increased between the comparable periods primarily for the reason discussed above.

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

Discontinuance of Commercial Lines

The Company continues to settle and reduce its inventory of open commercial lines claims. As of March 31, 2010, in respect of its runoff lines, the Company had $2.9 million in net unpaid C & CAE compared to $3.1 million as of December 31, 2009. For the periods presented, the Company has recorded favorable development in unpaid C & CAE from the runoff lines with the settlement and reduction in the inventory of commercial lines claims. See “Results of Operations – Claims and claim adjustment expenses.” Due to the long tail and litigious nature of these claims, the Company anticipates it will take a substantial number of years to complete the adjustment and settlement process with regard to existing claims and the additional claims it expects to receive in the future from its past business writings. Most of the remaining claims are in suit and the Company’s future results may or may not be impacted either negatively or positively based on its ability to settle the remaining claims and new anticipated claims within its established reserve levels.

Results of Operations

The discussion below primarily relates to the Company’s insurance operations, although the selected consolidated financial data appearing elsewhere is on a consolidated basis. The expense item “Underwriting and operating expenses” includes the operating expenses of the holding company, GAINSCO, INC. (“GAN”).

Revenue

Gross premiums written in the first quarter of 2010 decreased 16% as compared to the first quarter of 2009. We believe the primary reasons for the decrease between comparable periods to be the result of planned reductions of unprofitable segments in Florida and cancellation of some large agencies in Arizona. The following table presents gross premiums written by region in thousands of dollars:

	Three months ended March 31,
	2010		2009
	(Amounts in thousands)
Region:
Southeast (Florida, Georgia and South Carolina)	$27,692	62%	34,375	65%
Southwest (Arizona, California, Nevada, New Mexico and Texas)	16,790	38	18,775	35

Total	$44,482	100%	53,150	100%

The percent of premium (decrease) increase by region for 2010 from 2009 is as follows: Southeast (19)%, and Southwest (11)%. Total net premiums earned decreased 14% in the first quarter of 2010 from the first quarter of 2009 primarily as a result of the decrease in writings for the six months ended March 31, 2010 versus the comparable period ended March 31, 2009 for the reasons discussed above.

Net investment income decreased $181,000 (11%) in the first quarter of 2010 from the first quarter of 2009, primarily due to the decline in short-term interest rates. At March 31, 2010, Bonds available for sale comprised 76% of Investments versus 64% at March 31, 2009. The annualized return on average investments was 3.2% for the first quarter of 2010 versus 3.9% for the first quarter of 2009.

In the first quarter of 2010, the Company recorded net realized gains of approximately $908,000. In the first quarter of 2009, the Company recorded net realized losses of approximately $229,000, of which approximately $148,000 related to other-than-temporary credit related impairment charge of various investments. The Company recorded approximately $2,509,000 related to write downs for other-than-temporary impairment charge of various investments of which $2,361,000 of the other-than-temporary impairment non-credit related and recognized in other comprehensive income (loss), a component of shareholders’ equity. Variability in the realization of net realized gains and losses should be expected.

Agency revenues decreased $511,000 (16%) in the first quarter of 2010 from the first quarter of 2009 primarily as a result of the decrease in writings for the six months ended March 31, 2010 versus the comparable period ended March 31, 2009 for the reasons mentioned above. Agency revenues are primarily fees charged on insureds’ premiums due.

Expenses

Claims and claim adjustment expenses decreased $3,065,000 (9%) in the first quarter of 2010 as compared with the first quarter of 2009. The C & CAE ratio was 73.7% in the first quarter of 2010 versus 70.4% in the first quarter of 2009. The runoff lines recorded favorable development for prior accident years of approximately $25,000 in the first quarter of 2010 and of $466,000 in the first quarter of 2009. The C & CAE ratio for nonstandard personal auto was 73.8% for the first quarter of 2010 versus 71.7% for the first quarter of 2009. The Company has encountered an increase in potential claims fraud in Florida and other markets, which led to an increase in reported frequency, a higher number of open claims and potentially higher claims costs associated with efforts to mitigate claims fraud. The increase in C & CAE associated with efforts to more aggressively address fraud was offset to some extent, by favorable development for claims occurring in prior accident years of approximately $2,440,000 in the first quarter of 2010. The Company recorded favorable development on its nonstandard personal auto lines of $2,262,000 in the first quarter of 2009 for claims occurring in prior accident years.

The following presents the favorable (unfavorable) development for claims occurring in prior accident years for each region in the first quarter of 2010:

•	Southeast Region (Florida, Georgia and South Carolina) – $164,000

•	Southwest Region (Arizona, California, Nevada, New Mexico and Texas) – $2,276,000

The net favorable development for prior accident years for nonstandard personal auto in the first quarter of 2010 was primarily the result of actual and projected decreases in severity associated with most of our coverages. The favorable development for prior accident years was offset by approximately $13,000 recognized in the first quarter of 2010 relating to “extra-contractual” claims, in which claimants seek to recover amounts significantly in excess of applicable policy limits. In the first quarter of 2009, the Company incurred “extra-contractual” claims of approximately $20,000 primarily related to prior accident years; see ITEM 1A. Risk Factors – “Litigation may adversely affect our financial condition, results of operations and cash flows” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

We believe it is reasonably likely that our loss costs could increase or decrease by 2% from current estimates, as remaining claims are recorded and resolved. Loss costs reflect the incurred loss per unit of exposure and are the product of frequency and severity. A 2% increase or decrease in our loss costs would result in unfavorable or favorable development of $11.2 million (based on C & CAE incurred as of March 31, 2010). This estimate of sensitivity is informational only, is not a projection of future results and does not take into account possible effects of extraordinary litigation events (such as class action claims).

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

Policy acquisition costs include commissions, premium taxes, marketing expenses and the amortization of the premium deficiency. The expenses are charged to operations over the period in which the related premiums are earned. The decrease of $1,509,000 (20%) in the first quarter of 2010 from the first quarter of 2009 is primarily is due to a decrease in commissions which is attributable to the decrease in premiums and a decrease in commission rates. The ratio of Policy acquisition costs to Net premiums earned was 15.3% and 16.5% for the first quarter of 2010 and 2009, respectively. The decrease in the ratio is due to the decrease in commission rates.

Underwriting and operating expenses decreased $893,000 (11%) in the first quarter of 2010 from the first quarter of 2009 primarily due to salaries and salary benefits, advertising and underwriting reports as a result of expense reduction initiatives and the decline in writings. Underwriting and operating expenses as a percent of Net premiums earned and Agency revenues were 16.8% and 16.3% for the first quarter of 2010 and first quarter of 2009.

In May 2010, the Company modified its employee policy with regard to compensated absences. The Company will no longer pay employees for vested or accumulated compensated absences upon termination of their employment, unless applicable state law requires otherwise. Additionally, the Company will reduce the amount of vested or accumulated compensated absence that can be carried over each calendar year from the previous maximum of 46 days to a maximum of 20 days at the end of 2010 and then to a maximum of 10 days at the end of 2011. Because the changes were not made until after the end of the quarter ended March 31, 2010, no effects of the changes were recognized in the financial statements for that period. The Company expects that these changes will significantly reduce the liability for compensated absences on the balance sheet as of March 31, 2010 of $1,564,000 and favorably affect results of operations in periods through the end of 2011.

The decrease in interest expense of $147,000 (25)% in the first quarter of 2010 from the first quarter of 2009 primarily due to the decline in the 3-month London Interbank Offered Rate for U.S. dollar deposits and its related impact on the interest expense of subordinated debentures.

Liquidity and Capital Resources

Parent Company

GAN provides administrative and financial services for its wholly owned subsidiaries. GAN expects to use cash during the next twelve months primarily for: (1) interest and principal on the Note payable, (2) interest on the Subordinated debentures, (3) administrative expenses, and (4) investments. GAN has approximately $4.5 million in cash and marketable securities that can be used for general corporate purposes. Other sources of cash to meet obligations are statutorily permitted dividend payments from its insurance subsidiary, which requires notification of no objection from the Texas Department of Insurance (see note 9 of Notes to Condensed Consolidated Financial Statements which appears in Item 1 of this Report), and dividends from GAN’s agency subsidiary. GAN believes the cash available from its short-term investments and dividends from its subsidiaries should be sufficient to meet its expected obligations for 2010.

Net Operating Loss Carryforwards

Deferred tax assets are evaluated and a valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized; see note 1(d) “Federal Income Taxes” of Notes to Condensed Consolidated Financial Statement which appears in Item 1 of this Report for further discussion.

As a result of losses in prior years, as of March 31, 2010, the Company had net operating loss carryforwards for tax purposes aggregating $67,185,000. These net operating loss carryforwards of $6,014,000, $33,950,000, $13,687,000, $633,000, and $12,901,000, if not utilized, will expire in 2020, 2021, 2022, 2023 and 2027, respectively. As of March 31, 2010, the tax benefit of the net operating loss carryforwards is $22,843,000, which is calculated by applying the Federal statutory income tax rate of 34% against the net operating loss carryforwards of $67,185,000.

As of March 31, 2010 and December 31, 2009, the deferred tax asset before valuation allowance was $28,457,000 and $28,967,000 and the valuation allowance was $28,457,000 and $28,830,000, respectively. The Company does not record a tax valuation allowance relating to the net unrealized losses on investments, excluding common stocks because it is more likely than not that these losses would reverse or be utilized in future periods. The Company has the ability and it is the Company’s intent to fully recover the principal, which could require the Company to hold these securities until their maturity; therefore, the Company considers the impairment to be temporary.

Subsidiaries, Principally Insurance Operations

The primary sources of the insurance subsidiary’s liquidity are funds generated from insurance premiums, net investment income and maturing investments. The short-term investments and cash are intended to provide adequate funds to pay claims without selling fixed maturity investments. At March 31, 2010, the insurance subsidiary held short-term investments and cash that the insurance subsidiary believes are adequate for the payment of claims and other short-term commitments.

With regard to liquidity, the average duration of the investment portfolio is approximately 2.3 years. The fair value of the fixed maturity portfolio at March 31, 2010 was $486,000 above amortized cost, before taxes see note 2 of Notes to Condensed Consolidated Financial Statements which appears in Item 1 of this Report). Various insurance departments of states in which the Company operates require the deposit of funds to protect policyholders within those states. At March 31, 2010 and December 31, 2009, the balance on deposit for the benefit of such policyholders totaled $5,575,000 and $5,397,000, respectively.

Net cash used for operating activities was $1,936,000 for the first quarter of 2010 versus cash provided by operating activities of $2,990,000 for the first quarter of 2009. The decrease in cash as a result of operating activities between the periods was primarily attributable to a higher C & CAE paid ratio in the first quarter of 2010 as compared to the first quarter of 2009.

Investments and Cash increased in the first quarter of 2010 primarily as a result of the increase in fair value of the investment securities. At March 31, 2010, 82% of the Company’s investments were rated investment grade. The average duration was approximately 2.3 years, including approximately 21% of the Investments that were held in Short-term investments. The Company classifies its bond securities as available for sale and trading. The net unrealized gains associated with the investment portfolio were $486,000 (net of tax effects) at March 31, 2010 (see note 2 of Notes to Condensed Consolidated Financial Statements which appear in Item 1 of this Report.

Premiums receivable increased primarily due to the increase in premium writings for the first quarter of 2010 from the fourth quarter of 2009. This balance is comprised primarily of premiums due from insureds. Most of the policies are written with a down payment and monthly payment terms of up to four months on six month policies. The Company recorded an allowance for doubtful accounts of $925,000 and $1,084,000 as of March 31, 2010 and December 31, 2009, respectively, which it considers adequate. The decrease in the allowance for doubtful accounts was due primarily to a decrease in over thirty day receivables.

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

Deferred policy acquisition costs are principally commissions, premium taxes and marketing expenses which are deferred. The increase of $590,000 in 2010 from 2009 was primarily due to the increase in deferred commissions as a result of the increase in unearned premiums from December 31, 2009 to March 31, 2010.

Deferred Federal income taxes include temporary differences and the tax asset from net operating loss carryforwards less a valuation allowance that fully reserves these two items, see “Liquidity and Capital Resources – Net Operating Loss Carryforwards.” The decrease is primarily due to the decrease in unrealized losses on investments, excluding common stocks.

Other assets decreased primarily due to the amortization of prepaid insurance costs.

Unpaid C & CAE decreased primarily as a result of a decrease in outstanding claims due to the premium decrease for the nonstandard personal automobile lines. As of March 31, 2010, the Company had $68,785,000 in net unpaid C & CAE (Unpaid C & CAE of $72,100,000 less Ceded unpaid C & CAE of $3,315,000). This amount represents management’s best estimate of the ultimate liabilities. The significant operational changes we are continuing to make in the nonstandard personal auto claims adjustment process and changing claims trends increase the uncertainties which exist in the estimation process and could lead to inaccurate estimates of claim and claim adjustment expense.

The reserve estimates were made by our in-house actuarial staff.

As of March 31, 2010 and December 31, 2009, in respect of its runoff lines, the Company had $2,906,000 and $3,115,000, respectively, in net unpaid C & CAE. Historically, the Company has experienced significant volatility in its reserve projections for its commercial lines. This volatility has been primarily attributable to its commercial automobile and general liability product lines. On February 7, 2002, the Company announced it had decided to discontinue writing commercial lines insurance due to continued adverse claims development and unprofitable results. The Company has been settling and reducing its remaining inventory of commercial claims; see Business Operations – “Discontinuance of Commercial Lines.”

Unearned premiums increased primarily as a result of the increase in premium writings for the first quarter of 2010 from the fourth quarter of 2009.

Accumulated deficit decreased due to the net income recorded in 2010.

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

Critical Accounting Policies

Item 7, included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2009, includes a description of the accounting policies and related estimates that we believe are the most critical to understanding our condensed consolidated financial statements, financial condition, and results of operations and cash flows, and which require complex management judgment and assumptions or involve uncertainties. These include, among other things, investments, deferred policy acquisition costs and policy acquisition costs, goodwill, unpaid claims and claim adjustment expenses and income taxes.

Information regarding other significant accounting policies is included in the notes to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2009 and to the notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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

These forward-looking statements reflect our current views, but they are based on assumptions and are subject to risks, uncertainties, and other variables which you should consider in making an investment decision, including, , (a) current and future economic conditions and uncertainties and disruptions in financial markets that may materially and adversely affect our business (including the heightened potential for claims fraud), operations, capital and liquidity, (b) the unpredictability of governmental actions affecting financial institutions and other financial firms and/or rating agencies, (c) operational risks and other challenges associated with growth into new and unfamiliar markets and states, (d) adverse market conditions, including heightened competition, (e) factors considered by A.M. Best in the rating of our insurance subsidiary, and the acceptability of our current rating, or a future rating, to agents and customers, (f) the Company’s ability to adjust and settle its runoff business on terms consistent with our estimates and reserves, (g) the adoption or amendment of legislation and regulations, uncertainties in the outcome of litigation and adverse trends in litigation, (h) inherent uncertainty arising from the use of estimates and assumptions in decisions about pricing and reserves, (i) the effects on claims levels resulting from natural disasters and other adverse weather conditions, (j) the availability of reinsurance and our ability to collect reinsurance recoverables, (k) the availability and cost of capital, which may be required in order to implement the Company’s strategies, and (l) limitations on our ability to use net operating loss carryforwards. Please refer to the Company’s recent SEC filings, including the Annual Report on Form 10-K for the year ended December 31, 2009, for information regarding Risk Factors that could affect the Company’s results.

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

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, on the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective and operating as of March 31, 2010, to provide information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act reports.

While the Company believes that its existing disclosure controls and procedures have been effective to accomplish their objectives, the Company intends to continue to examine, refine and document its disclosure controls and procedures and to monitor ongoing developments in this area.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 6.	Exhibits

(a)	Exhibits

*3.1	Restated Articles of Incorporation of Registrant as filed with the Secretary of State of Texas on July 24, 1986 [Exhibit 3.1, filed in Registration Statement No. 33-7846 on Form S-1, effective November 6, 1986].

*3.2	Articles of Amendment to the Articles of Incorporation as filed with the Secretary of State of Texas on June 10, 1988 [Exhibit 3.2, filed in Registration Statement No. 33-25226 on Form S-1, effective November 14, 1988].

*3.3	Articles of Amendment to Articles of Incorporation as filed with the Secretary of State of Texas on August 13, 1993 [Exhibit 3.6, Form 10-K dated March 25, 1994].

*3.4	Articles of Amendment to Articles of Incorporation as filed with the Secretary of State of Texas on November 10, 2005 [Exhibit 3.8, Form 8-K filed November 16, 2005].

*3.5	Statement of Resolution Establishing and Designating Series A Convertible Preferred Stock of Registrant as filed with the Secretary of State of the State of Texas on October 1, 1999 [Exhibit 99.18, Form 8-K dated October 7, 1999].

*3.6	Articles of Amendment to the Statement of Resolution Establishing and Designating the Series A Convertible Preferred Stock of Registrant as filed with the Secretary of State of Texas on January 21, 2005 [Exhibit 4.1, Form 8-K filed January 24, 2005].

*3.7	Articles of Amendment to Articles of Incorporation as filed with the Secretary of State of Texas on June 8, 2009 [Exhibit 3.9, Form 8-K effective June 8, 2009].

*3.8	Amended and Restated Bylaws of Registrant effective January 1, 2010 [Exhibit 3.1, Form 8-K dated November 13, 2009].

*4.1	Form of Common Stock Certificate [Exhibit 4.6, Form 10-K dated March 28, 1997].

*4.2	Agreement dated August 26, 1994 appointing Continental Stock Transfer & Trust Company transfer agent and registrar [Exhibit 10.28, Form 10-K dated March 30, 1995].

*4.3	Series B Common Stock Purchase Warrant dated as of October 4, 1999 between Registrant and Goff Moore Strategic Partners, L.P. (“GMSP”) [Exhibit 99.20, Form 8-K filed October 7, 1999].

*4.4	First Amendment to Series B Common Stock Purchase Warrant dated as of March 23, 2001 between Registrant and GMSP [Exhibit 99.22, Form 8-K/A filed March 30, 2001].

*4.5	Second Amendment to Series B Common Stock Purchase Warrant dated as of January 21, 2005 between Registrant and GMSP [Exhibit 10.10, Form 8-K filed January 24, 2005].

11.1	Statement regarding Computation of Per Share Earnings (the required information is included in note 10 of Notes to Condensed Consolidated Financial Statements included in this Report and no separate statement is, or is required to be, filed as an Exhibit).

31.1	Section 302 Certification of the Chief Executive Officer (certification required pursuant to Rule 13a-14(a) and 15d-14(a)) †.

31.2	Section 302 Certification of the Chief Financial Officer (certification required pursuant to Rule 13a-14(a) and 15d-14(a)) †.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer (1).

32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Chief Financial Officer (1).

*-	Exhibit has previously been filed with the Commission as an exhibit in the filing designated in brackets and is incorporated herein by this reference. Registrant’s file number for reports filed under the Securities Exchange Act of 1934 is 1-9828.
†-	Filed herewith.
(1)	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the Registrant as well as in his capacity as Chief Financial Officer.

GAINSCO, INC.

Date: May 14, 2010	By:	/s/ Daniel J. Coots
Daniel J. Coots
Senior Vice President, Treasurer and Chief Financial Officer

INDEX OF EXHIBITS

Exhibit No.	Description
*3.1	Restated Articles of Incorporation of Registrant as filed with the Secretary of State of Texas on July 24, 1986 [Exhibit 3.1, filed in Registration Statement No. 33-7846 on Form S-1, effective November 6, 1986].

*3.2	Articles of Amendment to the Articles of Incorporation as filed with the Secretary of State of Texas on June 10, 1988 [Exhibit 3.2, filed in Registration Statement No. 33-25226 on Form S-1, effective November 14, 1988].

*3.3	Articles of Amendment to Articles of Incorporation as filed with the Secretary of State of Texas on August 13, 1993 [Exhibit 3.6, Form 10-K dated March 25, 1994].

*3.4	Articles of Amendment to Articles of Incorporation as filed with the Secretary of State of Texas on November 10, 2005 [Exhibit 3.8, Form 8-K filed November 16, 2005].

*3.5	Statement of Resolution Establishing and Designating Series A Convertible Preferred Stock of Registrant as filed with the Secretary of State of the State of Texas on October 1, 1999 [Exhibit 99.18, Form 8-K dated October 7, 1999].

*3.6	Articles of Amendment to the Statement of Resolution Establishing and Designating the Series A Convertible Preferred Stock of Registrant as filed with the Secretary of State of Texas on January 21, 2005 [Exhibit 4.1, Form 8-K filed January 24, 2005].

*3.7	Articles of Amendment to Articles of Incorporation as filed with the Secretary of State of Texas on June 8, 2009 [Exhibit 3.9, Form 8-K effective June 8, 2009].

*3.8	Amended and Restated Bylaws of Registrant effective January 1, 2010 [Exhibit 3.1, Form 8-K dated November 13, 2009].

*4.1	Form of Common Stock Certificate [Exhibit 4.6, Form 10-K dated March 28, 1997].

*4.2	Agreement dated August 26, 1994 appointing Continental Stock Transfer & Trust Company transfer agent and registrar [Exhibit 10.28, Form 10-K dated March 30, 1995].

*4.3	Series B Common Stock Purchase Warrant dated as of October 4, 1999 between Registrant and Goff Moore Strategic Partners, L.P. (“GMSP”) [Exhibit 99.20, Form 8-K filed October 7, 1999].

*4.4	First Amendment to Series B Common Stock Purchase Warrant dated as of March 23, 2001 between Registrant and GMSP [Exhibit 99.22, Form 8-K/A filed March 30, 2001].

*4.5	Second Amendment to Series B Common Stock Purchase Warrant dated as of January 21, 2005 between Registrant and GMSP [Exhibit 10.10, Form 8-K filed January 24, 2005].

11.1	Statement regarding Computation of Per Share Earnings (the required information is included in note 10 of Notes to Condensed Consolidated Financial Statements included in this Report and no separate statement is, or is required to be, filed as an Exhibit).

31.1	Section 302 Certification of the Chief Executive Officer (certification required pursuant to Rule 13a-14(a) and 15d-14(a)) †.

31.2	Section 302 Certification of the Chief Financial Officer (certification required pursuant to Rule 13a-14(a) and 15d-14(a)) †.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer (1).

32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Chief Financial Officer (1).

*-	Exhibit has previously been filed with the Commission as an exhibit in the filing designated in brackets and is incorporated herein by this reference. Registrant’s file number for reports filed under the Securities Exchange Act of 1934 is 1-9828.
†-	Filed herewith.
(1)	Furnished herewith.