Form 10-Q
period 2010-06-30
GAINSCO INC
filed 2010-08-13
CIK 786344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report under Section 13 or 15(d) of the

Securities Exchange Act of 1934

For Quarter Ended June 30, 2010

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

As of August 6, 2010 there were 4,780,007 shares of the registrant’s Common Stock ($.10 par value) outstanding.

GAINSCO, INC. AND SUBSIDIARIES

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets as of June 30, 2010 (unaudited) and December 31, 2009	1

	Condensed Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2010 and 2009 (unaudited)	3

	Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Six Months Ended June 30, 2010 (unaudited) and the Twelve Months Ended December 31, 2009	4

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June, 2010 and 2009 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	45

Item 4.	Controls and Procedures	46

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	47

Item 1A.	Risk Factors	47

Item 6.	Exhibits	48

SIGNATURE		49

(i)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GAINSCO, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data)

	June 30, 2010 (unaudited)	December 31, 2009
Assets
Investments (notes 2 and 3)
Bonds, available for sale – at fair value (amortized cost: $134,208 – 2010, $139,036 – 2009)	$134,377	139,320
Bonds, trading – at fair value	439	323
Preferred stocks, available for sale – at fair value (cost: $4,951 – 2010, $4,947 – 2009)	3,744	4,235
Preferred stocks, trading – at fair value	18	—
Common stocks, available for sale – at fair value (cost: $216 – 2010, $466 – 2009)	256	551
Common stocks, trading – at fair value	319	—
Certificates of deposit – at fair value (amortized cost: $185 – 2010 and 2009)	185	185
Other long-term investments – at equity method, approximates fair value (cost: $922 – 2010, $1,068 – 2009 )	922	1,068
Short-term investments – at fair value (amortized cost: $42,663 – 2010, $42,289 – 2009)	42,640	42,315

Total investments	182,900	187,997
Cash	3,470	1,616
Accrued investment income	1,575	1,570
Premiums receivable (net of allowance for doubtful accounts: $934 – 2010, $1,084 – 2009)	33,167	34,162
Reinsurance balances receivable (net of allowance for doubtful accounts: $0 – 2010, $130 – 2009)	108	463
Ceded unpaid claims and claim adjustment expenses (note 8)	3,386	2,823
Deferred policy acquisition costs	5,990	6,438
Property and equipment (net of accumulated depreciation: $8,991 – 2010, $8,478 – 2009)	1,471	1,764
Current Federal income taxes (note 1)	—	16
Deferred Federal income taxes (net of valuation allowance: $27,249 – 2010, $28,830 – 2009) (note 1)	347	137
Other assets	3,573	4,307
Goodwill	609	609

Total assets	$236,596	241,902

(continued)

GAINSCO, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data)

	June 30, 2010 (unaudited)	December 31, 2009
Liabilities and Shareholders’ Equity
Liabilities:
Unpaid claims and claim adjustment expenses (notes 1 and 8)	$70,494	75,368
Unearned premiums	40,332	41,305
Accounts payable	4,546	5,605
Reinsurance balances payable	597	970
Note payable (note 5)	900	900
Subordinated debentures (note 6)	43,000	43,000
Current Federal income taxes (note 1)	89	—
Other liabilities	2,806	3,402
Cash overdraft	7,556	8,303

Total liabilities	170,320	178,853

Shareholders’ Equity (notes 9 and 11):
Common stock ($.10 par value, 12,500,000 shares authorized, 5,038,232 shares issued and 4,780,007 shares outstanding at June 30, 2010, and 5,039,549 shares issued and 4,782,898 shares outstanding at December 31, 2009)	504	504
Additional paid-in capital	154,102	154,072
Accumulated deficit	(83,471)	(87,166)
Accumulated other comprehensive loss (note 4)	(674)	(192)
Treasury stock, at cost (258,225 shares at June 30, 2010 and 256,534 shares at December 31, 2009) (note 1)	(4,185)	(4,169)

Total shareholders’ equity	66,276	63,049

Commitments and contingencies (notes 1, 5, 6, 7, 11, 13 and 14)
Total liabilities and shareholders’ equity	$236,596	241,902

See accompanying notes to unaudited condensed consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except share data)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues:

Net premiums earned (note 7)	$39,284	48,141	79,019	94,140
Net investment income	1,474	1,658	2,990	3,355
Realized investment gains (losses) (notes 2 and 3), net:
Other-than-temporary impairment losses	(296)	(46)	(347)	(2,555)
Other-than-temporary impairment losses transferred to Other comprehensive loss	—	—	—	2,361
Other realized investment gains, net	661	784	1,620	703

Total realized investment gains, net	365	738	1,273	509

Agency revenues	2,736	3,383	5,426	6,584
Other income (expense), net	4	2	26	(23)

Total revenues	43,863	53,922	88,734	104,565

Expenses:

Claims and claims adjustment expenses (notes 1 and 8)	29,207	35,451	58,503	67,812
Policy acquisition costs	6,296	7,991	12,365	15,569
Underwriting and operating expenses	6,041	8,299	13,167	16,318
Interest expense (notes 6 and 7)	452	550	899	1,144

Total expenses	41,996	52,291	84,934	100,843

Income before Federal income taxes	1,867	1,631	3,800	3,722

Federal income taxes (note 1):
Current expense	39	19	94	63

Total tax expense	39	19	94	63

Net income	$1,828	1,612	3,706	3,659

Income per common share (notes 1, 9 and 10):
Basic	$.38	.34	.78	.76

Diluted	$.38	.34	.78	.76

Weighted average common shares outstanding (notes 9 and 10):
Basic	4,781	4,786	4,781	4,786

Diluted	4,781	4,786	4,781	4,786

See accompanying notes to unaudited condensed consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income

(Amounts in thousands)

	Six months ended June 30, 2010 (unaudited)		Twelve months ended December 31, 2009
Common stock:
Balance at beginning of period	$504		2,519
Reverse stock split	—		(2,015)

Balance at end of period	$504		504

Additional paid-in capital:
Balance at beginning of period	$154,072		151,740
Reverse stock split	—		2,015
Stock-based compensation expense	30		217
Accrual of restricted stock units (note 11)	—		100

Balance at end of period	$154,102		154,072

Accumulated deficit:
Balance at beginning of period	$(87,166)		(91,250)
Cumulative impact of adoption of ASC 320-10-65-1, net of tax (note 4)	(11)		11
Net income	3,706	$3,706	4,073	4,073

Balance at end of period	$(83,471)		(87,166)

Accumulated other comprehensive loss (note 4):
Balance at beginning of period	$(192)		(4,839)
Cumulative impact of adoption of ASC 320-10-65-1, net of tax	11		(11)
Other comprehensive (loss) income	(493)	(493)	4,658	4,658

Comprehensive income		$3,213		8,731

Balance at end of period	$(674)		(192)

Treasury stock (note 9):
Balance at beginning of period	$(4,169)		(4,133)
Purchase of treasury stock	(16)		(36)

Balance at end of period	$(4,185)		(4,169)

Total shareholders’ equity at end of period	$66,276		63,049

See accompanying notes to unaudited condensed consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$3,706	3,659
Adjustments to reconcile net income to cash (used for) provided by operating activities:
Depreciation and amortization	1,579	1,036
Other-than-temporary impairment losses	347	194
Non-cash compensation expense	30	134
Realized gains (excluding other-than-impairments losses)	(1,729)	(675)
Realized losses (gains) on trading securities	109	(28)
Realized gain on sale of property and equipment	(10)	—
Change in operating assets and liabilities:
Accrued investment income	(5)	(428)
Premiums receivable	995	(2,813)
Reinsurance balances receivable	355	285
Ceded unpaid claims and claim adjustment expenses	(563)	124
Deferred policy acquisition costs	448	(349)
Other assets	699	148
Unpaid claims and claim adjustment expenses	(4,874)	1,114
Unearned premiums	(973)	3,336
Accounts payable	(1,559)	632
Reinsurance balances payable	(373)	(1,224)
Other liabilities	(596)	(298)
Current Federal income taxes	105	25

Net cash (used for) provided by operating activities	$(2,309)	4,872

(continued)

GAINSCO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Six months ended June 30,
	2010	2009
Cash flows from investing activities:
Bonds available for sale:
Sold	$29,530	26,719
Matured	8,000	8,000
Purchased	(32,187)	(61,765)
Bonds trading sold	437	—
Bonds trading purchased	(514)	(309)
Preferred stocks sold	17	162
Preferred stocks purchased	—	(268)
Preferred stocks trading purchased	(18)	—
Common stocks sold	367	—
Common stocks trading sold	299	155
Common stocks trading purchased	(626)	(289)
Securities purchased but not settled	500	—
Other long-term investments proceeds	146	—
Net change in short term investments	(673)	22,213
Property and equipment sold	10	—
Property and equipment purchased	(362)	(361)

Net cash provided by (used for) investing activities	4,926	(5,743)

Cash flows from financing activities:
Treasury stock purchased	(16)	(9)
Net change in cash overdraft	(747)	1,476

Net cash provided by (used for) financing activities	(763)	1,467

Net increase in cash	1,854	596
Cash at beginning of period	1,616	1,373

Cash at end of period	$3,470	1,969

Supplemental disclosure of cash flow information:

$921 and $1,186 in interest was paid during the six months ended June 30, 2010 and 2009, respectively (notes 5 and 6).

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

The condensed consolidated financial statements included herein have been prepared by GAINSCO, INC. and are unaudited, except for the balance sheet at December 31, 2009, which has been derived from audited consolidated financial statements at that date on the basis of accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the unaudited condensed consolidated interim financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position as of June 30, 2010, the results of operations for each of the three and six months periods ended June 30, 2010 and 2009, and the cash flows for the six month periods ended June 30, 2010 and 2009. In addition, operating results for the three and six months ended June 30, 2010 is not necessarily indicative of results that may be expected for the year ending December 31, 2010.

Although management believes the unaudited interim related disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with GAAP have been condensed or omitted from pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the condensed consolidated financial statements included herein should be read in conjunction with the consolidated audited financial statements and notes thereto included in the Company’s 2009 Annual Report on Form 10-K.

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

As of June 30, 2010, the Company had $67,108,000 in net unpaid claims and claim adjustment expenses (“C & CAE”) (Unpaid C & CAE of $70,494,000 less Ceded unpaid C & CAE of $3,386,000). This amount represents management’s best estimate of the ultimate liabilities. Significant changes in claims trends resulting from adverse economic conditions and other factors beyond the Company’s control increase the uncertainties which exist in the estimation process and could lead to inaccurate estimates of claim and claim adjustment expense.

(d)	Federal Income Taxes

The Company and its subsidiaries file a consolidated Federal income tax return. Deferred income tax items are accounted for under the “asset and liability” method which provides for temporary differences between the reported earnings for financial statement purposes and for tax purposes, primarily deferred policy acquisition costs, the discount on unpaid claims and claim adjustment expenses, net operating loss carryforwards and the nondeductible portion of the change in unearned premiums. The Company made $40,000 in Federal income tax payments for the three and six months ended June 30, 2009. The Company did not make any Federal income tax payments for the three and months ended June 30, 2010.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of June 30, 2010, the Company has net operating loss carryforwards for tax purposes estimated to aggregate to $65,150,000. These net operating loss carryforwards of $3,979,000, $33,950,000, $13,687,000, $633,000 and $12,901,000, if not utilized, will expire in 2020, 2021, 2022, 2023 and 2027, respectively. As of June 30, 2010, the deferred tax benefit as a result of the net operating loss carryforwards was $22,151,000, which is calculated by applying the current Federal statutory income tax rate of 34% against the net operating loss carryforwards of $65,150,000.

The Company currently has a valuation allowance for the deferred tax benefit of $27,249,000. The Company does not record a valuation allowance relating to the net unrealized losses on investments, excluding stocks, because it is more likely than not that these losses would reverse or be utilized in future periods. The Company has the ability and it is the Company’s intent to fully recover the principal, which could require the Company to hold these securities until their maturity; therefore, the Company considers the impairment to be temporary. The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC 740-10, Income Taxes – Overall (“ASC 740-10”) requires positive evidence, such as taxable income over the most recent three-year period and other available objective and subjective evidence, for management to conclude that it is “more likely than not” that a portion or all of the deferred tax benefit will be realized. While both objective and subjective evidence are considered, objective evidence should generally be given more weight in the analysis under ASC 740-10. In making the determination, the Company considered all available evidence, including the fact that the Company had estimated cumulative taxable income for the three years ended June 30, 2010 of $2,998,000.

The amount of the deferred tax benefit that may ultimately be realized could be affected by changes in tax rates, changes to applicable tax carryforward periods or other statutory or regulatory changes that may limit or impair the value thereof.

The Company adopted the provisions of ASC 740-10-65, Income Taxes – Overall – Transition and Open Effective Date Information (“ASC 740-10-65”) on January 1, 2007. As a result, the Company recognized no additional liability or reduction in deferred tax benefit for uncertain tax benefits. As of June 30, 2010, the Company has not identified any uncertain tax positions in accordance with ASC 740-10-65. The Company is subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for 2006 and subsequent years.

(e)	Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, receivables, payables and debt instruments. The carrying values of these financial instruments approximate their respective fair values as they are either short-term in nature or carry interest rates which approximate market rates.

(f)	Earnings Per Share

Earnings per share (“EPS”) for the three and six months ended June 30, 2010 and 2009 is based on a weighted average of the number of common shares outstanding during each year. Basic and diluted EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Common stock equivalents related to stock options are excluded from the diluted EPS calculation if their effect would be anti-dilutive to EPS.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(g)	Treasury Stock

The Company records treasury stock in accordance with the “cost method” described in ASC 505-30, Equity – Treasury Stock (“ASC 505-30”). The Company held 258,225 and 256,534 shares of common stock as treasury stock at June 30, 2010 and December 31, 2009, respectively. See note 10 of the Condensed Consolidated Financial Statements for more information on shareholders’ equity.

(h)	Share-Based Compensation

The Company accounts for stock-based employee compensation plans under the provisions of ASC 718-10-65, Stock Compensation – Overall – Transition and Open Effective Date Information (“ASC 718-10-65”) that focuses primarily on accounting for transactions in which an entity exchanges its equity instruments for employee services and carries forward prior guidance for share-based payments for transactions with non-employees. Under the modified prospective transition method, the Company is required to recognize compensation cost, after the effective date, January 1, 2006, for the portion of all previously granted awards that were not vested and the vested portion of all new stock option grants and restricted stock. The compensation cost is based on whether the related service period and performance period achievements are considered probable at the time of measurement using the closing price of GAN’s Common Stock on the grant date, or if the grant has been subsequently modified, on the modification date. The Company recognizes expense relating to the fair value of stock-based employee compensation on a straight-line basis over the requisite service period which is generally the vesting period. Forfeitures of unvested stock grants are estimated and recognized as reduction of expense. See note 11 of the Condensed Consolidated Financial Statements for more information on share-based compensation.

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

Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current period presentation. Previously, $696,000 was presented in Commissions payable as of December 31, 2009 and $391,000 has been reclassified to Reinsurance balances payable and $305,000 has been reclassified to Other liabilities as of June 30, 2010. Previously, $307,000 was presented in Premiums payable at December 31, 2009 and has been reclassified to Reinsurance balances payable as of June 30, 2010. These reclassifications had no effect on total assets, total liabilities, total shareholders’ equity, net income or net cash provided by operating activities as previously reported.

(2)	Investments

The following schedules summarize the components of net investment income:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(Amounts in thousands)
Fixed maturities	$1,424	1,476	2,879	3,118
Preferred stock	73	65	142	62
Common stock	12	80	22	88
Other long-term investments	(53)	—	(88)	(23)
Short-term investments	58	102	128	232

	1,514	1,723	3,083	3,477
Investment expenses	(40)	(65)	(93)	(122)

Net investment income	$1,474	1,658	2,990	3,355

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

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following schedules summarize the amortized cost and estimated fair values of investments in our investment portfolio:

	June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other-than- temporary impairments in AOCL (1)
	(Amounts in thousands)
Bonds, available for sale:
U.S. Treasury	$5,337	157	—	5,494	—
U.S. government agencies	6,048	47	—	6,095	—
Corporate bonds	92,154	2,295	(494)	93,955	—
Asset backed	4,469	148	(8)	4,609	—
Mortgage backed	26,200	472	(2,448)	24,224	(1,185)
Bonds, trading	439	—	—	439	—
Preferred stocks, available for sale	4,951	—	(1,207)	3,744	—
Preferred stocks, trading	18	—	—	18	—
Common stocks, available for sale	216	40	—	256	—
Common stocks, trading	319	—	—	319	—
Certificates of deposit	185	—	—	185	—
Other long-term investments	922	—	—	922	—
Short-term investments	42,663	2	(25)	42,640	—

Total investments	$183,921	3,161	(4,182)	182,900	(1,185)

(1)    Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive loss,” or “AOCL,” which, from January 1, 2009, were not included in earnings under ASC 320-10-65.

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

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following schedules summarize the gross unrealized losses showing the length of time that investments have been continuously in an unrealized loss position:

	June 30, 2010
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts in thousands)
Corporate bonds	$12,483	451	1,289	43	13,772	494
Asset backed	1,011	3	247	5	1,258	8
Mortgage backed	1,655	25	8,277	2,423	9,932	2,448
Preferred stocks, available for sale	1,833	667	1,911	540	3,744	1,207
Common stocks, available for sale	34	—	—	—	34	—
Short-term investments	8,836	25	—	—	8,836	25

Total temporarily impaired securities	$25,852	1,171	11,724	3,011	37,576	4,182

	December 31, 2009
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts in thousands)
U.S. Government agencies	$3,976	82	—	—	3,976	82
Corporate bonds	9,458	95	2,182	141	11,640	236
Asset backed	—	—	642	18	642	18
Mortgage backed	5,204	68	9,285	3,149	14,489	3,217
Preferred stocks	75	421	2,131	320	2,206	741
Short-term investments	3,559	3	—	—	3,559	3

Total temporarily impaired securities	$22,272	669	14,240	3,628	36,512	4,297

At June 30, 2010 and December 31, 2009, approximately 79% and 72%, respectively, of the unrealized gross losses were with issuers rated as investment grade by Standard and Poor’s (S&P). The decline in the market value is primarily related to the disruption and lack of liquidity in the markets in which these securities trade, along with credit risk aversion by investors. Other important factors include (i) the slowing of prepayments in mortgage and asset backed securities and (ii) the significant decline in the 3 month London Interbank Offered Rate for U.S. dollar deposits (“LIBOR”) for securities with floating rate coupons since the purchase of these assets. At this time based upon information currently available, the Company has the ability and it is the Company’s intent to fully recover the principal, which could require the Company to hold these securities until their maturity; therefore, the Company considers the impairment to be temporary.

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

At June 30, 2010, the Company had $6,859,000 in nonprime collateralized mortgage obligations (Alt-A securities) with S&P ratings of 6% AA+, 20% A-, 35% CC and 39% D. At December 31, 2009, the Company had $7,278,000 in Alt-A securities with S&P ratings of 21% AAA, 8% AA+ and 71% CCC. The carrying value and fair value of these investments were $6,159,000 and $4,587,000, respectively, at June 30, 2010 compared to $6,840,000 and $4,894,000, respectively, at December 31, 2009.

As of June 30, 2010, included in the Company’s fixed income portfolio are hybrid securities with a carrying value of $10,170,000 and fair value of $10,257,000 as compared to $5,683,000 and $6,693,000 as of December 31, 2009, respectively. A hybrid security as used here is one where the issuer of the debt instrument can choose to defer payment of the regularly scheduled interest due for a contractually set maximum period of time, usually five to ten years, without being in default on the issue.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

One security, with carrying value of $1,316,000 and $1,466,000, and a fair value of $975,000 and $1,008,000, at June 30, 2010 and December 31, 2009, respectively, is dependent on the continued claims paying ability of its financial guarantor (MBIA) in order for the Company not to sustain any loss of principal or interest. MBIA is rated BB+ (S&P), we believe that the probable outcome is that principal and interest will be paid in full and, accordingly, the impairment on that security is considered temporary.

The Preferred stocks predominately consist of auction preferred instruments considered to be available for sale and reported at estimated fair value with the net unrealized gains or losses reported after-tax as a component of other comprehensive income. The auction rate securities which the Company owns are each issued by a trust which holds as an asset the preferred stock of a corporation, which are exchange traded. The Company has the option at stated intervals to redeem the auction preferred shares for a pro rata share of the underlying collateral. As of June 30, 2010, we have not chosen this option as the structure of the trust provides a higher coupon on the auction preferred shares than on the underlying collateral shares; and therefore, are of greater economic value. As of June 30, 2010, we do not believe that these underlying shares are other-than-temporarily impaired based on our credit review of the issuers.

During 2009, a limited partnership investment of the Company elected to commence dissolution and wind up the partnership’s affairs allowing for liquidation of the partnership’s assets. The Company has classified this investment as Other long-term investment and accounts for it under the equity method.

Proceeds from the sale of bonds available for sale totaled $15,262,000 and $13,404,000, including $8,483,000 and $9,430,000 in principal pay downs for the second quarter of 2010 and 2009, respectively. Proceeds from the sale of common stocks totaled $246,000 for the second quarter of 2010. Proceeds from the sale of common stock trading totaled $299,000 and $155,000 for the second quarter of 2010 and 2009, respectively.

Proceeds from sale of bond securities $29,530,000 and $26,719,000, including $12,167,000 and $22,631,000 in principal pay downs for the first six months of 2010 and 2009, respectively. Proceeds from the sale of bonds trading totaled $437,000 for the first six months of 2010. There were no sales of bonds trading during 2009. Proceeds from the sale of preferred stocks totaled $17,000 and $162,000 for the first six months of 2010 and 2009, respectively. Proceeds from the sale of common stock available for sale totaled $367,000. There were no sales of common stock available for sale during 2009. Proceeds from the sale of common stock trading totaled $299,000 and $155,000 for the first six months of 2010 and 2009, respectively.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Realized gains and losses on investments for the three months and six months ended June 30, 2010 and 2009 are presented in the following table:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(Amounts in thousands)
Realized gains:
Bonds, available for sale	$620	708	$1,499	827
Bonds, trading	—	172	124	172
Preferred stocks	—	—	17	2
Common stock, available for sale	118	—	118	—
Common stock, trading	13	—	30	—

Total realized gains	751	880	1,788	1,001

Realized losses:
Bonds, available for sale	(38)	—	(43)	—
Bonds, trading	(12)	—	(85)	(94)
Preferred stocks, available for sale	—	—	—	(108)
Preferred stocks, trading	(1)	—	(1)	—
Common stocks, available for sale	—	—	—	—
Common stocks, trading	(39)	(72)	(39)	(72)
Short-term investments	—	(24)	—	(24)

Total realized losses	(90)	(96)	(168)	(298)

Other-than-temporary impairment losses	(296)	(46)	(347)	(194)

Total realized investment gains, net	$365	738	$1,273	509

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

During the second quarter and first six months of 2010, the Company wrote down $296,000 and $347,000 in securities that were determined to have had an other-than-temporary decline in fair value. During the second quarter and first six months of 2009, the Company wrote down $46,000 and $194,000 in securities that were determined to have had an other-than-temporary decline in fair value. The Company recorded $2,555,000 related to write downs for other-than-temporary declines in fair value of various investments, of which $2,361,000 of the other-than-temporary impairment was recognized in other comprehensive loss at June 30, 2009.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The amortized cost and estimated fair value of debt securities (including bonds available for sale, preferred stocks and certificates of deposit) at June 30, 2010 and December 31, 2009, by maturity, are shown below.

	2010		2009
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Amounts in thousands)
Due in one year or less	$35,088	34,284	24,865	24,967
Due after one year but within five years	58,193	59,598	58,700	59,886
Due after five years but within ten years	3,273	3,498	7,835	8,089
Due after ten years but within twenty years	2,773	2,725	2,766	2,680
Due beyond 20 years	9,805	9,825	6,111	6,770
Asset backed securities	4,469	4,609	7,827	8,042
Mortgage backed securities	26,200	24,224	36,387	33,629

	$139,801	138,763	144,491	144,063

Estimated fair value of investments on deposit with various regulatory bodies, as required by law, were $5,202,000 and $5,397,000, at June 30, 2010 and December 31, 2009, respectively.

As discussed in note 1, a portion of certain OTTI losses on debt securities are recognized in “Other comprehensive income (loss)” (“OCI”). The net amount recognized in earnings (“credit loss impairments”) represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between fair value and amortized cost is recognized in OCI. The following table sets forth the amount of credit loss impairments on debt securities held by the Company as of June 30, 2010, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts.

Credit losses recognized in earnings on debt securities held by the Company for which a portion of the OTTI loss was recognized in OCI

(Amounts in thousands)
Balance, January 1, 2010	$5,765
Credit losses remaining in accumulated deficit related to adoption of ASC 320-10-65	—
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	—
Credit loss impairments previously recognized on securities impaired to fair value during the period (1)	—
Credit loss impairments recognized in the current period on securities not previously impaired	347
Additional credit loss impairments recognized in the current period on securities previously impaired	—
Increases due to the passage of time on previously recorded credit losses	—

Balance, June 30, 2010	$6,112

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

ASC 820 defines fair value as the exit price, which is the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants at the measurement date. ASC 820 establishes a three-tier fair value hierarchy that prioritizes inputs to valuation techniques used for fair value measurement. The three levels of the hierarchy are as follows:

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

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

All of the Company’s Level 1 and Level 2 invested assets held as of June 30, 2010 and December 31, 2009 were priced using either independent pricing services or available market prices to determine fair value. The Company classifies such instruments in active markets as Level 1 and those not in active markets as Level 2. The Preferred stocks in Level 3 were auction preferred instruments and were classified in Level 3 because the market in which they trade remains very inactive. The Corporate bonds in Level 3 are private placements which rarely trade and the issuers have no other debt outstanding to provide a valuation benchmark. The residential mortgage backed securities which are valued in the manner described above are all classified as Level 3. Those for which the individual pricing service value is used are classified as Level 2.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The quantitative disclosures about the fair value measurements for each major category of assets at June 30, 2010 and December 31, 2009 were as follows (amounts in thousands):

	June 30, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury	$5,494	5,494	—	—
U.S. government agencies	6,095	—	6,095	—
Corporate bonds	93,955	1,094	90,734	2,127
Asset backed	4,609	—	4,609	—
Mortgage backed	24,224	—	16,308	7,916

Total available-for-sale securities	134,377	6,588	117,746	10,043
Bonds, trading	439	439	—	—
Preferred stocks, available for sale	3,744	350	—	3,394
Preferred stocks, trading	18	18	—	—
Common stocks, available for sale	256	256	—	—
Common stocks, trading	319	319	—	—
Certificates of deposit	185	185	—	—
Short-term investments	42,640	31,767	10,873	—

Total assets classified by ASC 320-10-65	$181,978	39,922	128,619	13,437

Percent of Total	100%	22%	71%	7%

	December 31, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury	$5,263	5,263	—	—
U.S. Government agencies	6,983	—	6,983	—
Corporate bonds	85,403	2,916	80,372	2,115
Asset backed	8,042	—	8,042	—
Mortgage backed	33,629	—	25,564	8,065

Total available for sale securities	139,320	8,179	120,961	10,180
Bonds, trading	323	323	—	—
Preferred stocks	4,235	410	—	3,825
Common stocks, available for sale	551	551	—	—
Certificates of deposit	185	185	—	—
Short-term investments	42,315	21,726	20,589	—

Total assets classified by ASC 320-10-65	$186,929	31,374	141,550	14,005

Percentage of total	100%	17%	76%	7%

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

The following table provides a summary of changes in fair value associated with the Level 3 assets for the first six months of 2010 and the year ended December 31, 2009 (amounts in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	June 30, 2010	December 31, 2009
Beginning balance	$14,005	12,797
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	(347)	(428)
Included in other comprehensive income (loss)	(221)	1,076
Purchases, issuances, and settlements	—	—
Transfers in and/or out of Level 3	—	560

Ending balance	$13,437	14,005

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

The Company wrote down $347,000 in Alt-A securities for the first six months of 2010 and $428,000 in Alt-A securities for the year ended December 31, 2009 that were determined to have had an other-than-temporary credit related impairment charge.

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

Comprehensive income is comprised of net income and other comprehensive (loss) income. Other comprehensive (loss) income includes net unrealized investment losses, net of deferred income taxes. The table below provides information about comprehensive (loss) income for the first six months of 2010 and the year ended December 31, 2009 (amounts in thousands):

	2010	2009
(Increase) decrease in unrealized investment losses during the period	$(1,051)	6,586
Less: Other-than-temporary impairment losses recognized in earnings	(347)	(428)

(Decrease) increase in net unrealized investment losses during the period	(704)	7,014
Deferred Federal income tax (benefit) expense	(211)	2,356

Other comprehensive (loss) income	(493)	4,658
Net income	3,706	4,073

Comprehensive income	$3,213	8,731

The following table provides accumulated balances related to each component of accumulated other comprehensive loss at June 30, 2010:

	Unrealized Gain on Non-Impaired Securities	Unrealized Loss on Impaired Securities	Deferred Federal Income Tax	Total
Accumulated other comprehensive loss, December 31, 2009	$1,949	(2,283)	142	(192)
Cumulative impact of adoption of ASC 320-10-65	—	17	(6)	11
Other comprehensive income (loss)	481	(1,185)	211	(493)

Accumulated other comprehensive loss, June 30, 2010	$2,430	(3,451)	347	(674)

(5)	Note Payable

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

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The carrying value on the Note payable was $900,000 at June 30, 2010 and December 31, 2009, respectively. On November 21, 2008, the Company amended the credit agreement and paid the principal balance down to $900,000. The amendment changed the interest rate to 2.75% over the three month LIBOR, with a minimum of 4%, deleted provisions requiring the Company to achieve and maintain a specified ratio of earnings to fixed charges, increased the minimum levels of capital required to be maintained by GAN and MGA and provided that, in lieu of monthly principal amortization of the balance of the outstanding credit, all principal will be due at maturity on September 30, 2010. Interest expense of $9,000 was recorded for the second quarter of 2010 and 2009, respectively, and $18,000 for the first six months of 2010 and 2009, respectively. The Company paid $9,000 during the second quarter of 2010 and 2009, respectively, and $18,000 and $19,000 during the first six months of 2010 and 2009, respectively.

(6)	Subordinated Debentures

In January 2006, GAN issued $25,000,000 of 30-year subordinated debentures. They require quarterly interest payments at a floating interest rate equal to the 3-month LIBOR plus a margin of 3.85%. They will mature on March 31, 2036 and are redeemable at GAN’s option beginning after March 31, 2011, in whole or in part, at the liquidation amount of $1,000 per debenture. For the second quarter of 2010 and 2009, the Company recorded net interest expense of $260,000 and $316,000, respectively, and $518,000 and $647,000 for the first six months of 2010 and 2009, respectively. The Company paid $267,000 and $325,000 during the second quarter of 2010 and 2009, respectively, and $531,000 and $665,000 during the first six months of 2010 and 2009, respectively.

In December 2006, GAN issued $18,000,000 of 30-year subordinated debentures. They require quarterly interest payments at a floating interest rate equal to the 3-month LIBOR plus a margin of 3.75%. They will mature on March 15, 2037 and are redeemable at GAN’s option beginning after March 15, 2012, in whole or in part, at the liquidation amount of $1,000 per debenture. For the second quarter of 2010 and 2009, the Company recorded net interest expense of $183,000 and $225,000, respectively, and $363,000 and $479,000 for the first six months of 2010 and 2009, respectively. The Company paid $186,000 and $233,000 during the second quarter of 2010 and 2009, respectively, and $372,000 and $502,000 during the first six months of 2010 and 2009, respectively.

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

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of June 30, 2010 and December 31, 2009, the balance in such escrow accounts totaled $8,692,000 and $11,085,000, respectively.

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

The amounts deducted in the Unaudited Condensed Consolidated Statements of Operations for reinsurance ceded for the three months and six months ended June, 2010 and 2009, respectively, are set forth in the following table.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(Amounts in thousands)
Premiums earned – nonstandard personal auto	$341	474	821	936

Premiums earned – runoff	$—	(66)	—	(261)

Claims and claim adjustment expenses incurred – runoff	$8	5	13	7

The Company remains directly liable to its policyholders for all policy obligations and the reinsuring companies are obligated to the Company to the extent of the reinsured portion of the risks.

(8)	Claims and Claim Adjustment Expenses

The following table sets forth the changes in unpaid claims and claim adjustment expenses, as shown in the Company’s condensed consolidated financial statements for the first six months of 2010 and the year ended December 31, 2009:

	June 30, 2010	December 31, 2009
	(Amounts in thousands)
Unpaid claims and claim adjustment expenses, beginning of period	$75,368	75,482
Less: Ceded unpaid claims and claim adjustment expenses, beginning of period	2,823	2,405

Net unpaid claims and claim adjustment expenses, beginning of period	72,545	73,077

Net claims and claim adjustment expense incurred related to:
Current period	61,190	144,211
Prior periods	(2,687)	(6,924)

Total net claim and claim adjustment expenses incurred	58,503	137,287

Net claims and claim adjustment expenses paid related to:
Current period	30,153	93,191
Prior periods	33,787	44,628

Total net claim and claim adjustment expenses paid	63,940	137,819

Net unpaid claims and claim adjustment expenses, end of period	67,108	72,545
Plus: Ceded unpaid claims and claim adjustment expenses, end of period	3,386	2,823

Unpaid claims and claim adjustment expenses, end of period	$70,494	75,368

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The favorable development of $2,687,000 for prior periods net claims and claim adjustment expense incurred during the first six months of 2010 was attributable to nonstandard personal auto lines in the Southwest region as a result of actual and projected decreases in frequency and severity associated with most of our coverages. The favorable development of $6,924,000 for prior periods net claims and claim adjustment expense incurred in 2009 was primarily attributable to nonstandard personal auto in the Southwest region and to the runoff lines.

(9)	Shareholders’ Equity

The Company has authorized 12,500,000 shares of common stock, par value $.10 per share (the “Common Stock”). Of the authorized shares of common stock, 5,038,232 shares were issued and 4,780,007 shares were outstanding as of June 30, 2010 and as of December 31, 2009, 5,039,549 shares were issued and 4,782,898 shares were outstanding. At June 30, 2010 and December 31, 2009, the Company held 258,225 and 256,534 shares as treasury stock, respectively.

At June 30, 2010 and December 31, 2009, Goff Moore Strategic Partners, LP (“GMSP”) owned approximately 34% of the outstanding Common Stock, Robert W. Stallings owned approximately 23% and James R. Reis owned approximately 12%.

The expiration date of GMSP’s Series B Warrant to purchase 77,500 shares of Common Stock for $41.52 per share is January 1, 2011.

The following table reflects changes in the number of shares of common stock outstanding for the first six months of 2010 and for the year ended December 31, 2009:

	2010	2009
Shares outstanding
Balance at beginning of period	4,782,898	4,786,820
One-for-five reverse stock split	—	(116)
Treasury stock acquired	(2,891)	(3,806)

Balance at end of period	4,780,007	4,782,898

In November 2007, the Board of Directors of the Company authorized the repurchase of up to $5 million worth of the Company’s Common Stock. Repurchase may be made from time to time in both the open market and through negotiated transactions. As of June 30, 2010, the value of shares that may yet be purchased under the plan is $1,859,354.

Statutes in Texas restrict the payment of dividends by MGA to earned surplus (surplus derived from net income less dividends paid and other statutory based adjustments), among other provisions. At June 30, 2010, earned surplus was $10,294,000. Dividends cannot be paid without regulatory notification of no objection from the Texas Department of Insurance.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(10)	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(Amounts in thousands, except per share amounts)
Numerator
Net income	$1,828	1,612	3,706	3,659
Numerator for basic earnings per share – income available to common shareholders	$1,828	1,612	3,706	3,659

Numerator for diluted earnings per share – income available to common shareholders after assumed conversions	$1,828	1,612	3,706	3,659

Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	4,781	4,786	4,781	4,786

Denominator for diluted earnings per share – adjusted weighted average shares outstanding & assumed conversions	4,781	4,786	4,781	4,786

Basic earnings per share	$.38	.34	.78	.76

Diluted earnings per share (1)	$.38	.34	.78	.76

(1)	Options can be exercised to purchase an aggregate of 1,680 shares of Common Stock. Warrants can be exercised to purchase an aggregate of 77,500 shares of Common Stock. Options and warrants are convertible or exercisable at prices in excess of the quoted market price of the Common Stock on June 30, 2010. Since options and warrants are convertible or exercisable at prices in excess of the quoted market price of the Common Stock on June 30, 2010, there are no incremental/dilutive shares assigned to these outstanding instruments.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(11)	Benefit Plans

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

Restricted Stock Units

The following table outlines the Company’s RSU activity for the three and six months ended June 30, 2010 and 2009:

	Three months ended June 30,
	2010		2009
	RSU’s Outstanding	Unrecognized Grant Date Fair Value	RSU’s Outstanding	Unrecognized Grant Date Fair Value
	(Amounts in thousands, except share amounts)
Beginning of Period	223,600	$3,014	243,600	$3,402
New awards	—	—	—	—
Change in assumptions, including forfeitures	—	—	—	—
Payments	—	—	—	—
Vested shares	—	—	—	—
Actual forfeitures	—	—	—	—
Expense recognized	—	—	—	(20)

End of Period	223,600	$3,014	243,600	$3,382

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Six months ended June 30,
	2010		2009
	RSU’s Outstanding	Unrecognized Grant Date Fair Value	RSU’s Outstanding	Unrecognized Grant Date Fair Value
	(Amounts in thousands, except share amounts)
Beginning of Period	223,600	$3,014	243,600	$3,409
New awards	—	—	—	—
Change in assumptions, including forfeitures	—	—	—	—
Payments	—	—	—	—
Vested shares	—	—	—	—
Actual forfeitures	—	—	—	—
Expense recognized	—	—	—	(27)

End of Period	223,600	$3,014	243,600	$3,382

For awards that have been modified, compensation expense is recognized if the award ultimately vests under the modified vesting conditions or would have vested under the original vesting conditions. As of June 30, 2010, no RSUs have vested. Vested RSUs remain outstanding until the completion of the full service period of the RSU awards, remain subject to the certification by the Compensation Committee, and, under certain circumstances, would be subject to forfeiture.

The following table summarizes RSUs outstanding and the unrecognized grant date fair value of such RSUs at June 30, 2010, for each award period (dollar amounts in thousands):

Award Date and Cycle (performance period ends December 31, 2010 for all)	RSU’s Outstanding	Unrecognized Grant Date Fair Value
RSU awards granted in 2005	157,475	$2,043
RSU awards granted in 2006	5,000	69
RSU awards granted in 2008	61,125	902

Total at June 30, 2010	223,600	$3,014

Restricted Stock

In November 2008, 10,200 shares of restricted stock were granted by the Board of Directors to non-employee directors, which are recognized as compensation expense over the vesting period of the restricted stock in the Underwriting and operating expense line item, consistent with other compensation to employees at a fair value of $9.95 per share based on the closing price of our Common Stock on the date of grant. These shares vest on the later of March 1, 2011, or the date on which the audit of the financial statements for 2010 is completed. On May 26, 2010, two directors who had received these grants were not re-elected to the Board. These two directors were vested in their grants on a prorate basis (total 2,200 shares) and forfeited the remaining total 1,200 shares. In July 2007, 2,500 shares of restricted stock were granted to an officer of the Company by the Compensation Committee of the Board of Directors, at a fair value of $25.00 per share. Per the terms of the agreement, the shares were forfeited in the fourth quarter of 2009 as the officer was no longer employed by the Company. The related compensation cost for the restricted stock was recorded in the Underwriting and operating expenses line item, consistent with other compensation to this individual.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table outlines the Company’s restricted stock activity under the 2005 Plan for the three months and six months ended June 30, 2010 and 2009:

	Three months ended June 30,
	2010		2009
	Restricted Stock Outstanding	Unrecognized Grant Date Fair Value	Restricted Stock Outstanding	Unrecognized Grant Date Fair Value
	(Dollar amounts in thousands)
Beginning of Period	10,200	$40	12,700	$111
New awards	—	—	—	—
Change in assumptions, including forfeitures	—	—	—	—
Payments	—	—	—	—
Vested shares	(2,200)	—	—	—
Actual forfeitures	(1,200)	—	—	—
Expense recognized	—	(12)	—	(16)

End of Period	6,800	$28	12,700	$95

	Six months ended June 30,
	2010		2009
	Restricted Stock Outstanding	Unrecognized Grant Date Fair Value	Restricted Stock Outstanding	Unrecognized Grant Date Fair Value
	(Dollar amounts in thousands)
Beginning of Period	10,200	$51	12,700	$134
New awards	—	—	—	—
Change in assumptions, including forfeitures	—	—	—	—
Payments	—	—	—	—
Vested shares	(2,200)	—	—	—
Actual forfeitures	(1,200)	—	—	—
Expense recognized	—	(23)	—	(39)

End of Period	6,800	$28	12,700	$95

In May 2010, the Company modified its employee policy with regard to compensated absences. The Company no longer pays employees for vested or accumulated compensated absences upon termination of their employment, unless applicable state law requires otherwise. Additionally, the Company will reduce the amount of vested or accumulated compensated absence that can be carried over each calendar year from the previous maximum of 46 days to a maximum of 20 days at the end of 2010 and then to a maximum of 10 days at the end of 2011. The Company expects that these changes will significantly reduce the liability for compensated absences on the balance sheet for future periods and favorably affect results of operations in periods through the end of 2011.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The following tables present a summary of segment profit (loss) for the three months ended June 30, 2010 and 2009:

	Three months ended June 30, 2010
	Nonstandard Personal Auto Lines	Runoff Lines	Other	Total
	(Amounts in thousands)
Gross premiums written	$34,385	—	—	34,385

Net premiums earned	$39,284		—	39,284
Net investment income	609	18	847	1,474
Realized investment gains (losses), net:
Other-than-temporary impairment losses	—	—	(296)	(296)
Other-than-temporary impairment losses transferred to Other comprehensive loss	—	—	—	—
Other realized investment gains, net	—	—	661	661

Total realized investment gains, net	—	—	365	365

Agency revenues	2,736	—	—	2,736
Other income, net	—	4	—	4
Expenses, excluding interest expense	(39,740)	26	(1,830)	(41,544)
Interest expense, net	—	—	(452)	(452)

Income (loss) before Federal income taxes	$2,889	48	(1,070)	1,867

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Three months ended June 30, 2009
	Nonstandard Personal Auto Lines	Runoff Lines	Other	Total
	(Amounts in thousands)
Gross premiums written	$45,001	—	—	45,001

Net premiums earned	$48,075	66	—	48,141
Net investment income	672	51	935	1,658
Realized investment gains (losses), net:
Other-than-temporary impairment losses	—	—	(46)	(46)
Other-than-temporary impairment losses transferred to Other comprehensive loss	—	—	—	—
Other realized investment gains, net	—	—	784	784

Total realized investment gains, net	—	—	738	738

Agency revenues	3,383	—	—	3,383
Other (expense) income, net	(2)	3	1	2
Expenses, excluding interest expense	(50,591)	1,033	(2,183)	(51,741)
Interest expense, net	—	—	(550)	(550)

Income (loss) before Federal income taxes	$1,537	1,153	(1,059)	1,631

The following tables present a summary of segment profit (loss) for the six months ended June 30, 2010 and 2009:

	Six months ended June 30, 2010
	Nonstandard Personal Auto Lines	Runoff Lines	Other	Total
	(Amounts in thousands)
Gross premiums written	$78,867	—	—	78,867

Net premiums earned	$79,019	—	—	79,019
Net investment income	1,258	38	1,694	2,990
Realized investment gains (losses), net:
Other-than-temporary impairment losses	—	—	(347)	(347)
Other-than-temporary impairment losses transferred to Other comprehensive loss	—	—	—	—
Other realized investment gains, net	—	—	1,620	1,620

Total realized investment gains, net	—	—	1,273	1,273

Agency revenues	5,426	—	—	5,426
Other income, net	19	7	—	26
Expenses, excluding interest expense	(80,309)	65	(3,791)	(84,035)
Interest expense, net	—	—	(899)	(899)

Income (loss) before Federal income taxes	$5,413	110	(1,723)	3,800

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

Off-balance-sheet-risk

The Company does not have any financial instruments where there is off-balance-sheet-risk of accounting loss due to credit or market risk. There is credit risk in the premiums receivable and reinsurance balances receivable of the Company. At June 30, 2010 and December 31, 2009, the Company did not have any claims receivables by individual non-affiliated reinsurers that were material with regard to shareholders’ equity.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(14)	Leases

The following table summarizes the Company’s lease obligations as of June 30, 2010:

	Payments due by period
	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
	(Amounts in thousands)
Total operating leases	$13,497	3,012	3,280	3,202	4,003

Rental expense for the Company was $462,000 and $454,000 for the second quarter of 2010 and 2009, respectively, and $965,000 and $981,000 for the first six months of 2010 and 2009, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion in this Item includes forward-looking statements and should be read in the context of the risks, uncertainties and other variables referred to below under the caption “Forward-Looking Statements.”

Business Operations

Overview

The Company reported net income of $1.8 million for the second quarter of 2010, compared to net income of $1.6 million for the second quarter of 2009. For the second quarter of 2010, the Company recorded net realized gains of $0.4 million on investments. For the second quarter of 2009, the Company recorded net realized gains of $0.7 million on investments. Net premiums earned were $39.3 million and $48.1 million for the second quarter of 2010 and 2009, respectively, and gross premiums written were $34.4 million and $45.0 million for the second quarter of 2010 and 2009, respectively. The Company reported net income of $3.7 million for the first six months 2010 and 2009. For the first six months of 2010, the Company recorded net realized gains of $1.3 million compared to $0.5 million for the first six months of 2009. Net premiums earned were $79.0 million and $94.1 million for the first six months of 2010 and 2009, respectively, and gross premiums written were $78.9 million and $98.2 million for the first six months of 2010 and 2009, respectively.

As of June 30, 2010, the statutory surplus was $97.7 million compared to $96.1 million as of December 31, 2009. The reserve for unpaid claims and claim adjustment expenses stood at $70.5 million at June 30, 2010 and $75.3 million at December 31, 2009, of which unpaid claims and claim adjustment expenses attributable to ongoing nonstandard personal automobile lines was $64.6 million and $69.4 million, respectively.

The Company experienced a Claims and claim adjustment expense (“C & CAE”) ratio for nonstandard personal auto of 74.4% in the second quarter of 2010 as compared with the second quarter of 2009 of 75.9%. We believe the decrease in the C & CAE ratio for nonstandard personal auto for the second quarter of 2010 as compared to the 2009 period is primarily due to decreases in claims frequency. For the first six months of 2010 this ratio was 74.1% as compared with the first six months of 2009 of 73.8%. The increase in the C & CAE ratio for nonstandard personal auto for the first six months of 2010 as compared to the 2009 period is primarily due to an increase in incurred but not reported reserves associated with claims asserting extra-contractual liability, which was partially offset by favorable development for claims occurring in prior accident years; see “Results of Operations – Expenses.” The Company continues to address insurance fraud, particularly in Florida, and other markets involving potential claims fraud; see ITEM 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The Company markets its policies through over 4,800 independent agency locations in Arizona, Florida, Georgia, Nevada, New Mexico, South Carolina and Texas and one general agency in California that markets through over 900 insurance broker locations.

The Company experienced a 24% reduction in gross premiums written in the second quarter of 2010 from the second quarter of 2009 and for the first six months of 2010 gross premiums written are 20% below the comparable prior year period. The Company experienced a reduction in gross premiums written in the second half of 2009, and this trend is continuing in 2010. Important factors leading to this trend were rate increases designed to improve profitability, planned reductions in unprofitable segments of business and termination of relationships with certain agents.

The following table presents selected financial information in thousands of dollars:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(Dollar Amounts in thousands)
Gross premiums written	$34,385	45,001	78,867	98,151

Net premiums earned	$39,284	48,141	79,019	94,140

Net income	$1,828	1,612	3,706	3,659

GAAP C & CAE ratio (1)	74.3%	73.6%	74.0%	72.0%
GAAP Expense ratio (2) (3)	23.4%	25.2%	24.3%	25.3%

GAAP Combined ratio (2)	97.7%	98.8%	98.3%	97.3%

(1)	C & CAE is an abbreviation for Claims and Claims Adjustment expenses, stated as a percentage of net premiums earned.
(2)	The Expense and Combined ratios do not reflect expenses of the holding company which include interest expense on the note payable and subordinated debentures.
(3)	Commissions, change in deferred acquisition costs, underwriting expenses and operating expenses (insurance subsidiary only) are offset by agency revenues and are stated as a percentage of net premiums earned.

We believe the primary reasons for the decrease in gross premiums written between the comparable periods is the result of rate increases designed to improve profitability, planned reductions in unprofitable segments of business and termination of relationships with certain agents. The C & CAE ratio increased between the comparable periods primarily for the reason discussed above.

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

Discontinuance of Commercial Lines

The Company continues to settle and reduce its inventory of open commercial lines claims. As of June 30, 2010, in respect of its runoff lines, the Company had $2.5 million in net unpaid C & CAE compared to $3.1 million as of December 31, 2009. For the periods presented, the Company has recorded favorable development in unpaid C & CAE from the runoff lines with the settlement and reduction in the inventory of commercial lines claims. See “Results of Operations – Claims and claim adjustment expenses.” Due to the long tail and litigious nature of these claims, the Company anticipates it will take a substantial number of years to complete the adjustment and settlement process with regard to existing claims and the additional claims it expects to receive in the future from its past business writings. Most of the remaining claims are in suit and the Company’s future results may or may not be impacted either negatively or positively based on its ability to settle the remaining claims and new anticipated claims within its established reserve levels.

Results of Operations

The discussion below primarily relates to the Company’s insurance operations, although the selected consolidated financial data appearing elsewhere is on a consolidated basis. The expense item “Underwriting and operating expenses” includes the operating expenses of the holding company, GAINSCO, INC. (“GAN”).

Revenue

Gross premiums written for the second quarter of 2010 decreased 24% as compared to the second quarter of 2009 and for the first six months of 2010 they decreased 20% as compared to the first six months of 2009. We believe the primary reasons for the decrease between comparable periods to be the result of planned reductions of unprofitable segments and termination of relationships with certain agents. The following table presents gross premiums written by region in thousands of dollars:

	Three months ended June 30,				Six months ended June 30,
	2010		2009		2010		2009
	(Amounts in thousands)
Region:
Southeast (Florida, Georgia and South Carolina)	$21,404	62%	26,616	59%	49,096	62%	60,991	62%
Southwest (Arizona, California, Nevada, New Mexico and Texas)	12,981	38	18,385	41	29,771	38	37,160	38

Total	$34,385	100%	45,001	100%	78,867	100%	98,151	100%

Gross premiums written for the second quarter of 2010 decreased 20% and 29% for Southeast and Southwest, respectively, from the second quarter of 2009. For the first six months of 2010 gross written premiums decreased 20% for each region. Total net premiums earned decreased 18% for the second quarter of 2010 from the second quarter of 2009 and decreased 16% for the first six months of 2010 from the first six months of 2009 primarily as a result of a decrease in gross premiums written in the current quarter and the previous two quarters from the respective prior years’ comparable quarters for the reasons discussed above.

Net investment income decreased 11% for the second quarter and the first six months of 2010 from the comparable 2009 periods, primarily due to the decline in short-term interest rates. At June 30, 2010 and 2009, Bonds available for sale comprised 73% of Investments. The annualized return on average investments was 3.2% for the first six months of 2010 versus 3.7% for the first six months of 2009.

For the second quarter and first six months of 2010, the Company recorded net realized gains of $365,000 and $1,273,000, respectively, which included $296,000 and $347,000, respectively, in net realized losses related to other-than-temporary impairments of various investments. For the second quarter and first six months of 2009, $738,000 and $509,000, respectively, were recorded as net realized gains. The Company recorded $46,000 in net realized losses related to other-than-temporary impairments of various investments in the second quarter of 2009. For the first six months of 2009, the Company recorded $2,555,000 in net realized losses related to other-than-temporary impairments of various investments of which $2,361,000 of the other-than-temporary impairment was non-credit related and recognized in other comprehensive (loss) income, a component of shareholders’ equity. Variability in the realization of net realized gains and losses should be expected.

Agency revenues decreased $647,000 (19%) for the second quarter of 2010 from the second quarter of 2009, and decreased $1,158,000 (18%) for the first six months of 2010 from the first six months of 2009 primarily as a result of the decrease in writings in the current quarter and the previous two quarters from the respective prior years’ comparable quarters for the reasons discussed above. Agency revenues are primarily fees charged on premiums from insureds.

Expenses

Claims and claim adjustment expenses decreased $6,244,000 (18%) for the second quarter of 2010 as compared with the second quarter of 2009. The C & CAE ratio was 74.3% for the second quarter of 2010 versus 73.6% for the second quarter of 2009. The runoff lines recorded favorable development for prior accident years of $13,000 for the second quarter of 2010 versus $1,056,000 for the second quarter of 2009. The increase in the C & CAE ratio is attributable to a decrease of $1,043,000 in favorable development from the runoff lines between the comparative periods. The C & CAE ratio for nonstandard personal auto was 74.4% for the second quarter of 2010 versus 75.9% for the second quarter of 2009. The decrease in the C & CAE ratio for nonstandard personal auto is primarily due to a decrease in claims frequency.

Claims and claims adjustment expenses decreased $9,309,000 (14%) for the first six months of 2010 from the first six months of 2009. The C & CAE ratio was 74.0% for the first six months of 2010 versus 72.0% for the first six months of 2009. The runoff lines recorded favorable development for prior accident years of $38,000 for the first six months of 2010 and $1,522,000 during the first six months of 2009. The increase in the C & CAE ratio was primarily due to a decrease of $1,484,000 in favorable development for the runoff lines between the comparative periods. The C & CAE ratio for nonstandard personal auto was 74.1% for the first six months of 2010 versus 73.8% for the first six months of 2009. The increase in the C & CAE ratio for nonstandard personal auto was primarily due to an increase in incurred but not reported reserves associated with claims asserting extra-contractual liability, which was partially offset by favorable development for claims occurring in prior accident years.

The following table presents the (unfavorable) favorable development in nonstandard personal auto for claims occurring in prior accident years for each region for the second quarter and the first six months of 2010:

	Three months ended	Six months ended
	June 30, 2010	June 30, 2010
Region:
Southeast (Florida, Georgia and South Carolina)	$(1,387)	$(1,223)
Southwest (Arizona, California, Nevada, New Mexico and Texas)	1,596	3,872

Net favorable development	$209	$2,649

The net favorable development for prior accident years for nonstandard personal auto for the first six months of 2010 was primarily the result of decreases in claims frequency associated with most of our coverages. The favorable development for prior accident years was offset by $1,197,000 recognized for the first six months of 2010 relating to “extra-contractual” claims, in which claimants seek to recover amounts significantly in excess of applicable policy limits. For the first six months of 2009, the Company incurred “extra-contractual” claims of approximately $811,000 primarily related to prior accident years; see ITEM 1A. Risk Factors – “Litigation may adversely affect our financial condition, results of operations and cash flows” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

We believe it is reasonably likely that our loss costs could increase or decrease by 2.0% from current estimates, as remaining claims are recorded and resolved. Loss costs reflect the incurred loss per unit of exposure and are the product of frequency and severity. A 2.0% increase or decrease in our loss costs would result in unfavorable or favorable development of $11.4 million (based on C & CAE incurred as of June 30, 2010). This estimate of sensitivity is informational only, is not a projection of future results and does not take into account possible effects of extraordinary litigation events (such as class action claims).

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

During the second quarter of 2010, the Company discovered employee theft committed by a claims supervisor in 2007, 2008, 2009 and 2010 which resulted in an overstatement of C & CAE incurred for all of these periods estimated at of $570,000. The employee was terminated, the investigation continues and there could be additional amounts discovered. Estimated amounts for recovery have not been recognized due to the contingent nature of the claim, but the Company expects to recover most of the $570,000 from its insurance carrier.

Policy acquisition costs include primarily commissions, premium taxes and marketing expenses. The expenses are charged to operations over the period in which the related premiums are earned. The decrease of $1,695,000 (21%) for the second quarter of 2010 from the second quarter of 2009 and the decrease of $3,204,000 (21%) for the first six months of 2010 from the first six months of 2009 is primarily due to a decrease in commissions which is attributable to the decrease in premiums and a decrease in commission rates. The ratio of Policy acquisition costs to Net premiums earned were 16.0% and 16.6% for the second quarter of 2010 and 2009, respectively, and the ratio were 15.6% and 16.5% for the first six months of 2010 and 2009, respectively. The decreases in the ratio are primarily due to the decrease in commission rates.

Underwriting and operating expenses decreased $2,258,000 (27)% for the second quarter of 2010 from the second quarter of 2009 and decreased $3,151,000 (19)% for the first six months of 2010 from the first six months of 2009 primarily due to salaries and salary benefits, advertising and write-offs as a result of expense reduction initiatives and the decline in writings. Underwriting and operating expenses as a percent of Net premiums earned and Agency revenues were 14.4% and 16.1% for the second quarter of 2010 and 2009, respectively, and were 15.6% and 16.2% for the first six months of 2010 and 2009, respectively.

In May 2010, the Company modified its employee policy with regard to compensated absences. The Company no longer pays employees for vested or accumulated compensated absences upon termination of their employment, unless applicable state law requires otherwise. Additionally, the Company intends to reduce the amount of vested or accumulated compensated absence that can be carried over each calendar year from the previous maximum of 46 days to a maximum of 20 days at the end of 2010 and then to a maximum of 10 days at the end of 2011. The changes resulted in a reduction of $267,000 in expenses for the second quarter and first six months of 2010. The Company expects that these changes will significantly reduce the liability for compensated absences on the balance sheet for future periods and favorably affect results of operations in periods through the end of 2011.

The decrease in interest expense of $98,000 (18)% in the second quarter of 2010 from the second quarter of 2009 and of $245,000 (21)% in the first six months of 2010 from the first six months of 2009 primarily due to the decline in the 3-month London Interbank Offered Rate for U.S. dollar deposits and its related impact on the interest expense of subordinated debentures.

Liquidity and Capital Resources

Parent Company

GAN provides administrative and financial services for its wholly owned subsidiaries. GAN expects to use cash during the next twelve months primarily for: (1) interest and principal on the Note payable, (2) interest on the Subordinated debentures, (3) administrative expenses, and (4) investments. GAN has approximately $5.0 million in cash and marketable securities that can be used for general corporate purposes. Other sources of cash to meet obligations are statutorily permitted dividend payments from its insurance subsidiary, which requires notification of no objection from the Texas Department of Insurance (see note 9 of Notes to Condensed Consolidated Financial Statements which appears in Item 1 of this Report), and dividends from GAN’s agency subsidiary. GAN believes the cash available from its short-term investments and dividends from its subsidiaries should be sufficient to meet its expected obligations for 2010.

Net Operating Loss Carryforwards

Deferred tax assets are evaluated and a valuation allowance is established if it is more likely than not that a portion or all of the deferred tax benefit will not be realized; see note 1(d) “Federal Income Taxes” of Notes to Consolidated Financial Statement which appears in Item 1 of this Report for further discussion.

As a result of losses in prior years, as of June 30, 2010, the Company had net operating loss carryforwards for tax purposes estimated to aggregate to $65,150,000. These net operating loss carryforwards of $3,979,000, $33,950,000, $13,687,000, $633,000, and $12,901,000, if not utilized, will expire in 2020, 2021, 2022, 2023 and 2027, respectively. As of June 30, 2010, the deferred tax benefit as a result of the net operating loss carryforwards is $22,151,000 ($4.63 per share), which is calculated by applying the current Federal statutory income tax rate of 34% against the net operating loss carryforwards of $65,150,000.

As of June 30, 2010 and December 31, 2009, the deferred tax benefit before valuation allowance was $27,596,000 and $28,967,000 and the valuation allowance was $27,249,000 ($5.70 per share) and $28,830,000 ($6.03 per share), respectively. The Company does not record a tax valuation allowance relating to the net unrealized losses on investments, excluding common stocks because it is more likely than not that these losses would reverse or be utilized in future periods. The Company has the ability and it is the Company’s intent to fully recover the principal, which could require the Company to hold these securities until their maturity; therefore, the Company considers the impairment to be temporary.

Subsidiaries, Principally Insurance Operations

The primary sources of the insurance subsidiary’s liquidity are funds generated from insurance premiums, net investment income and maturing investments. The short-term investments and cash are intended to provide adequate funds to pay claims without selling fixed maturity investments. At June 30, 2010, the insurance subsidiary held short-term investments and cash that the insurance subsidiary believes are adequate for the payment of claims and other short-term commitments.

With regard to liquidity, the average duration of the investment portfolio is 2.3 years. The fair value of the fixed maturity portfolio at June 30, 2010 was $1,021,000 below amortized cost, before taxes (see notes 2 of Notes to Condensed Consolidated Financial Statements which appears in Item 1 of this Report). Various insurance departments of states in which the Company operates require the deposit of funds to protect policyholders within those states. At June 30, 2010 and December 31, 2009, the balance on deposit for the benefit of such policyholders totaled $5,202,000 and $5,397,000, respectively.

Net cash used for operating activities was $2,309,000 for the first six months of 2010 versus cash provided by operating activities of $4,872,000 for the first six months of 2009. The decrease in cash as a result of operating activities between the periods was primarily attributable to a higher C & CAE paid ratio for the first six months of 2010 as compared to the first six months of 2009.

Investments and Cash decreased for the first six months of 2010 primarily as a result of cash used for operating activities discussed above. At June 30, 2010, 76% of the Company’s investments were rated investment grade and 23% of the Investments were held in Short-term investments. The Company classifies its bond securities as available for sale and trading. The net unrealized losses associated with the investment portfolio were $674,000 (net of tax effects) at June 30, 2010 (see note 2 of Notes to Condensed Consolidated Financial Statements which appear in Item 1 of this Report).

Premiums receivable decreased primarily due to the decrease in premium writings mentioned above. This balance is comprised primarily of premiums due from insureds. Most of the policies are written with a down payment and monthly payment terms of up to four months on six month policies. The Company recorded an allowance for doubtful accounts of $934,000 and $1,084,000 as of June 30, 2010 and December 31, 2009, respectively, which it considers adequate. The decrease in the allowance for doubtful accounts was due primarily to a decrease in over thirty day receivables.

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

Other assets decreased primarily due to the amortization of prepaid insurance premiums. The Company pays its annual insurance premiums in the fourth quarter of each year and amortizes the prepaid amount over 12 months.

Unpaid C & CAE decreased primarily as a result of a decrease in outstanding claims due to the premium decrease for the nonstandard personal automobile lines. As of June 30, 2010, the Company had $67,108,000 in net unpaid C & CAE (Unpaid C & CAE of $70,494,000 less Ceded unpaid C & CAE of $3,386,000). This amount represents management’s best estimate of the ultimate liabilities as determined by our in-house actuarial staff. The significant operational changes we are continuing to make in the nonstandard personal auto claims adjustment process and changing claims trends increase the uncertainties which exist in the estimation process and could lead to inaccurate estimates of claim and claim adjustment expense.

As of June 30, 2010 and December 31, 2009, in respect of its runoff lines, the Company had $2,492,000 and $3,115,000, respectively, in net unpaid C & CAE. Historically, the Company has experienced significant volatility in its reserve projections for its commercial lines. This volatility has been primarily attributable to its commercial automobile and general liability product lines. On February 7, 2002, the Company announced it had decided to discontinue writing commercial lines insurance due to continued adverse claims development and unprofitable results. The Company has been settling and reducing its remaining inventory of commercial claims; see Business Operations – “Discontinuance of Commercial Lines.”

Unearned premiums decreased primarily as a result of the decrease in premium writings for the first six months of 2010 from the last six months of 2009.

Accounts payable decreased primarily as a result of a decrease in premium taxes payable due to the decline in premium writings and a decrease in underwriting and operating expenses discussed above.

Other liabilities decreased primarily as a result of a decrease in the accrual for compensated absences discussed above.

Cash overdraft is primarily comprised of outstanding claim checks. The decrease is primarily due to the decrease in claim settlements in the second quarter of 2010 from the fourth quarter of 2009.

Accumulated deficit decreased due to the net income recorded in 2010.

Accumulated other comprehensive loss increased as a result of an increase in the unrealized losses on investments, primarily as a result of the Company realizing gains for the first six month of 2010.

The Company’s book value per share as of June 30, 2010 was $13.87. The valuation allowance for the deferred tax benefit, which is not included in the book value, was $5.70 per share as of June 30, 2010; see note 1(d) “Federal Income Taxes” of Notes to Consolidated Financial Statement which appears in Item 1 of this Report for further discussion.

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

These forward-looking statements reflect our current views, but they are based on assumptions and are subject to risks, uncertainties, and other variables which you should consider in making an investment decision, including, , (a) current and future economic conditions and uncertainties and disruptions in financial markets that may materially and adversely affect our business (including the heightened potential for claims fraud), operations, capital and liquidity, (b) the unpredictability of governmental actions affecting financial institutions and other financial firms and/or rating agencies, (c) operational risks and other challenges associated with growth into new and unfamiliar markets and states, (d) adverse market conditions, including heightened competition, (e) the Company’s ability to sustain adequate premium volume to operate profitably (f) factors considered by A.M. Best in the rating of our insurance subsidiary, and the acceptability of our current rating, or a future rating, to agents and customers, (g) the Company’s ability to adjust and settle its runoff business on terms consistent with our estimates and reserves, (h) the adoption or amendment of legislation and regulations, uncertainties in the outcome of litigation and adverse trends in litigation, (i) inherent uncertainty arising from the use of estimates and assumptions in decisions about pricing and reserves, (j) the effects on claims levels resulting from natural disasters and other adverse weather conditions, (k) the availability of reinsurance and our ability to collect reinsurance recoverables, (l) the availability and cost of capital, which may be required in order to implement the Company’s strategies, and (m) limitations on our ability to use net operating loss carryforwards. Please refer to the Company’s recent SEC filings, including the Annual Report on Form 10-K for the year ended December 31, 2009, for information regarding Risk Factors that could affect the Company’s results.

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

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, on the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective and operating as of June 30, 2010, to provide information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act reports.

While the Company believes that its existing disclosure controls and procedures have been effective to accomplish their objectives, the Company intends to continue to examine, refine and document its disclosure controls and procedures and to monitor ongoing developments in this area.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A of the Annual Report Form 10-K for the year ended December 31, 2009 presents risk factors that may affect the Company’s future results. Such risk factors are supplemented by the following additional information:

The Company’s ability to operate profitably may be adversely affected by a reduced level of premiums, and the Company may have difficulty sustaining sufficient premium volume to operate efficiently.

The Company’s written and earned premiums have declined in 2010. For the second quarter of 2010, net premiums written ($34.0 million) were 23.7% below net premiums written for the second quarter of 2009, and net premiums earned ($39.3 million) were 18.4% below net premiums earned for the second quarter of 2009. The Company’s ability to sell policies at profitable rates is affected by numerous external factors such as market conditions, including competition and economic conditions and these factors may cause our premiums to decline further.

During 2009 and 2010, the Company has implemented numerous steps to reduce expenses and seek to operate as efficiently as possible, and we continue to monitor expenses closely. A significant portion of the Company’s expenses is inelastic and does not necessarily decrease when premiums decrease. In that regard, the Company may not be able to reduce its expenses in proportion to possible further erosion of premiums without adversely affecting profitability and operations.

Item 6.	Exhibits

(a)	Exhibits

*3.1	Restated Certificate of Formation of Registrant as filed with the Secretary of the Statement of Texas on May 27, 2010 [Exhibit 3.9, Form 8-K filed June 2, 2010].

*3.2	Amended and Restated Bylaws of Registrant effective January 1, 2010 [Exhibit 3.1, Form 8-K dated November 13, 2009].

*4.1	Form of Common Stock Certificate [Exhibit 4.6, Form 10-K dated March 28, 1997].

*4.2	Agreement dated August 26, 1994 appointing Continental Stock Transfer & Trust Company transfer agent and registrar [Exhibit 10.28, Form 10-K dated March 30, 1995].

*4.3	Series B Common Stock Purchase Warrant dated as of October 4, 1999 between Registrant and Goff Moore Strategic Partners, L.P. (“GMSP”) [Exhibit 99.20, Form 8-K filed October 7, 1999].

*4.4	First Amendment to Series B Common Stock Purchase Warrant dated as of March 23, 2001 between Registrant and GMSP [Exhibit 99.22, Form 8-K/A filed March 30, 2001].

*4.5	Second Amendment to Series B Common Stock Purchase Warrant dated as of January 21, 2005 between Registrant and GMSP [Exhibit 10.10, Form 8-K filed January 24, 2005].

11.1	Statement regarding Computation of Per Share Earnings (the required information is included in note 10 of Notes to Condensed Consolidated Financial Statements included in this Report and no separate statement is, or is required to be, filed as an Exhibit).

31.1	Section 302 Certification of the Chief Executive Officer (certification required pursuant to Rule 13a-14(a) and 15d-14(a)) †.

31.2	Section 302 Certification of the Chief Financial Officer (certification required pursuant to Rule 13a-14(a) and 15d-14(a)) †.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer (1).

32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Chief Financial Officer (1).

*-	Exhibit has previously been filed with the Commission as an exhibit in the filing designated in brackets and is incorporated herein by this reference. Registrant’s file number for reports filed under the Securities Exchange Act of 1934 is 1-9828.
†-	Filed herewith.
(1)	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the Registrant as well as in his capacity as Chief Financial Officer.

GAINSCO, INC.

Date: August 13, 2010	By:	/s/ Daniel J. Coots
Daniel J. Coots
Senior Vice President, Treasurer and Chief Financial Officer

INDEX OF EXHIBITS

Exhibit No.	Description
*3.1	Restated Certificate of Formation of Registrant as filed with the Secretary of the Statement of Texas on May 27, 2010 [Exhibit 3.9, Form 8-K filed June 2, 2010].

*3.2	Amended and Restated Bylaws of Registrant effective January 1, 2010 [Exhibit 3.1, Form 8-K dated November 13, 2009].

*4.1	Form of Common Stock Certificate [Exhibit 4.6, Form 10-K dated March 28, 1997].

*4.2	Agreement dated August 26, 1994 appointing Continental Stock Transfer & Trust Company transfer agent and registrar [Exhibit 10.28, Form 10-K dated March 30, 1995].

*4.3	Series B Common Stock Purchase Warrant dated as of October 4, 1999 between Registrant and Goff Moore Strategic Partners, L.P. (“GMSP”) [Exhibit 99.20, Form 8-K filed October 7, 1999].

*4.4	First Amendment to Series B Common Stock Purchase Warrant dated as of March 23, 2001 between Registrant and GMSP [Exhibit 99.22, Form 8-K/A filed March 30, 2001].

*4.5	Second Amendment to Series B Common Stock Purchase Warrant dated as of January 21, 2005 between Registrant and GMSP [Exhibit 10.10, Form 8-K filed January 24, 2005].

11.1	Statement regarding Computation of Per Share Earnings (the required information is included in note 10 of Notes to Condensed Consolidated Financial Statements included in this Report and no separate statement is, or is required to be, filed as an Exhibit).

31.1	Section 302 Certification of the Chief Executive Officer (certification required pursuant to Rule 13a-14(a) and 15d-14(a)) †.

31.2	Section 302 Certification of the Chief Financial Officer (certification required pursuant to Rule 13a-14(a) and 15d-14(a)) †.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer (1).

32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Chief Financial Officer (1).

*-	Exhibit has previously been filed with the Commission as an exhibit in the filing designated in brackets and is incorporated herein by this reference. Registrant’s file number for reports filed under the Securities Exchange Act of 1934 is 1-9828.
†-	Filed herewith.
(1)	Furnished herewith.