Form 10-Q
period 2010-09-30
GAINSCO INC
filed 2010-11-12
CIK 786344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report under Section 13 or 15(d) of the

Securities Exchange Act of 1934

For Quarter Ended September 30, 2010

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

As of November 9, 2010 there were 4,780,007 shares of the registrant’s Common Stock ($.10 par value) outstanding.

GAINSCO, INC. AND SUBSIDIARIES

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets as of September 30, 2010 (unaudited) and December 31, 2009	1

	Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2010 and 2009 (unaudited)	3

	Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Nine Months Ended September 30, 2010 (unaudited) and the Twelve Months Ended December 31, 2009	4

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	48

Item 4.	Controls and Procedures	49

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	50

Item 1A.	Risk Factors	50

Item 6.	Exhibits	51

SIGNATURE		52

(i)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GAINSCO, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data)

	September 30, 2010 (unaudited)	December 31, 2009
Assets
Investments (notes 2 and 3)
Bonds, available for sale – at fair value (amortized cost: $142,030 – 2010, $139,036 – 2009)	$143,054	139,320
Bonds, trading – at fair value	—	323
Preferred stocks, available for sale – at fair value (cost: $2,928 – 2010, $4,947 – 2009)	2,658	4,235
Common stocks, available for sale – at fair value (cost: $215 – 2010, $466 – 2009)	273	551
Common stocks, trading – at fair value	252	—
Certificates of deposit – at fair value (amortized cost: $185 – 2010 and 2009)	185	185
Other long-term investments – at equity method, approximates fair value (cost: $617 – 2010, $1,068 – 2009)	617	1,068
Short-term investments – at fair value (amortized cost: $41,327 – 2010, $42,289 – 2009)	41,325	42,315

Total investments	188,364	187,997
Cash	2,068	1,616
Accrued investment income	1,474	1,570
Premiums receivable (net of allowance for doubtful accounts: $892 – 2010, $1,084 – 2009)	36,164	34,162
Reinsurance balances receivable (net of allowance for doubtful accounts: $0 – 2010, $130 – 2009)	205	463
Ceded unpaid claims and claim adjustment expenses (note 8)	3,340	2,823
Deferred policy acquisition costs	6,531	6,438
Property and equipment (net of accumulated depreciation: $9,032 – 2010, $8,478 – 2009)	1,371	1,764
Current Federal income taxes (note 1)	—	16
Deferred Federal income taxes (net of valuation allowance: $24,166 – 2010, $28,830 – 2009) (note 1)	1,900	137
Other assets	3,218	4,307
Goodwill	609	609

Total assets	$245,244	241,902

(continued)

GAINSCO, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data)

	September 30, 2010 (unaudited)	December 31, 2009
Liabilities and Shareholders’ Equity
Liabilities:
Unpaid claims and claim adjustment expenses (notes 1 and 8)	$68,654	75,368
Unearned premiums	43,215	41,305
Accounts payable	6,365	5,605
Reinsurance balances payable	803	970
Note payable (note 5)	—	900
Subordinated debentures (note 6)	43,000	43,000
Current Federal income taxes (note 1)	1	—
Other liabilities	2,933	3,402
Cash overdraft	8,561	8,303

Total liabilities	173,532	178,853

Shareholders’ Equity (notes 9 and 11):
Common stock ($.10 par value, 12,500,000 shares authorized, 5,038,232 shares issued and 4,780,007 shares outstanding at September 30, 2010, and 5,039,432 shares issued and 4,782,898 shares outstanding at December 31, 2009)	504	504
Additional paid-in capital	154,112	154,072
Accumulated deficit	(79,529)	(87,166)
Accumulated other comprehensive income (loss) (note 4)	810	(192)
Treasury stock, at cost (258,225 shares at September 30, 2010 and 256,534 shares at December 31, 2009) (note 1)	(4,185)	(4,169)

Total shareholders’ equity	71,712	63,049

Commitments and contingencies (notes 1, 5, 6, 7, 11, 13, 14 and 15)
Total liabilities and shareholders’ equity	$245,244	241,902

See accompanying notes to unaudited condensed consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues:

Net premiums earned (note 7)	$37,984	47,363	117,003	141,503
Net investment income	1,373	1,704	4,363	5,059
Realized investment gains (losses) (notes 2 and 3), net:
Other-than-temporary impairment losses	(38)	(120)	(385)	(2,675)
Other-than-temporary impairment losses transferred to Other comprehensive loss	—	—	—	2,361
Other realized investment gains, net	442	811	2,062	1,514

Total realized investment gains, net	404	691	1,677	1,200

Agency revenues	2,614	3,430	8,040	10,014
Other (expense) income, net	(14)	(3)	12	(26)

Total revenues	42,361	53,185	131,095	157,750

Expenses:

Claims and claims adjustment expenses (notes 1 and 8)	27,168	35,921	85,671	103,733
Policy acquisition costs	5,810	7,709	18,175	23,278
Underwriting and operating expenses	6,819	8,879	19,986	25,197
Interest expense (notes 5 and 6)	488	487	1,387	1,631

Total expenses	40,285	52,996	125,219	153,839

Income before Federal income taxes	2,076	189	5,876	3,911

Federal income taxes (note 1):
Current expense	34	20	128	83
Deferred benefit	(1,900)	—	(1,900)	—

Total income tax (benefit) expense	(1,866)	20	(1,772)	83

Net income	$3,942	169	7,648	3,828

Income per common share (notes 1, 9 and 10):
Basic	$.82	.04	1.60	.80

Diluted	$.82	.04	1.60	.80

Weighted average common shares outstanding (notes 9 and 10):
Basic	4,780	4,785	4,781	4,785

Diluted	4,780	4,785	4,781	4,785

See accompanying notes to unaudited condensed consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income

(Amounts in thousands)

	Nine months ended September 30, 2010 (unaudited)		Twelve months ended December 31, 2009
Common stock:
Balance at beginning of period	$504		2,519
Reverse stock split	—		(2,015)

Balance at end of period	$504		504

Additional paid-in capital:
Balance at beginning of period	$154,072		151,740
Reverse stock split	—		2,015
Stock-based compensation expense	40		217
Accrual of restricted stock units (note 11)	—		100

Balance at end of period	$154,112		154,072

Accumulated deficit:
Balance at beginning of period	$(87,166)		(91,250)
Cumulative impact of adoption of ASC 320-10-65-1, net of tax (note 4)	(11)		11
Net income	7,648	$7,648	4,073	4,073

Balance at end of period	$(79,529)		(87,166)

Accumulated other comprehensive income (loss) (note 4):
Balance at beginning of period	$(192)		(4,839)
Cumulative impact of adoption of ASC 320-10-65-1, net of tax	11		(11)
Other comprehensive income	991	991	4,658	4,658

Comprehensive income		$8,639		8,731

Balance at end of period	$810		(192)

Treasury stock (note 9):
Balance at beginning of period	$(4,169)		(4,133)
Purchase of treasury stock	(16)		(36)

Balance at end of period	$(4,185)		(4,169)

Total shareholders’ equity at end of period	$71,712		63,049

See accompanying notes to unaudited condensed consolidated financial statements.

GAINSCO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Nine months ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$7,648	3,828
Adjustments to reconcile net income to cash (used for) provided by operating activities:
Depreciation and amortization	2,372	1,780
Other-than-temporary impairment losses	385	314
Non-cash compensation expense	40	224
Realized gains (excluding other-than-impairments losses)	(2,171)	(1,441)
Realized losses (gains) on trading securities	109	(73)
Realized gain on sale of property and equipment	(10)	—
Deferred Federal income tax benefit	(1,900)	—
Change in operating assets and liabilities:
Accrued investment income	96	(468)
Premiums receivable	(2,002)	(647)
Reinsurance balances receivable	258	464
Ceded unpaid claims and claim adjustment expenses	(517)	(579)
Deferred policy acquisition costs	(93)	212
Other assets	1,300	703
Unpaid claims and claim adjustment expenses	(6,714)	2,494
Unearned premiums	1,910	1,221
Accounts payable	(1,240)	1,371
Reinsurance balances payable	(167)	(1,521)
Other liabilities	(470)	(176)
Current Federal income taxes	17	25

Net cash (used for) provided by operating activities	$(1,149)	7,731

(continued)

GAINSCO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Nine months ended September 30,
	2010	2009
Cash flows from investing activities:
Bonds available for sale:
Sold	$42,966	41,232
Matured	14,500	8,000
Purchased	(59,965)	(81,946)
Bonds trading sold	957	171
Bonds trading purchased	(514)	(309)
Preferred stocks sold	2,017	162
Preferred stocks purchased	—	(268)
Preferred stocks trading sold	124	—
Preferred stocks trading purchased	(119)	—
Common stocks sold	368	—
Common stocks trading sold	1,016	170
Common stocks trading purchased	(1,238)	(289)
Certificates of deposit matured	185	255
Certificates of deposit purchased	(185)	(185)
Securities sold but not settled	(265)	—
Securities purchased but not settled	2,000	—
Other long-term investments proceeds	451	529
Net change in short term investments	533	23,948
Property and equipment purchased	(572)	(379)

Net cash provided by (used for) investing activities	2,259	(8,909)

(continued)

GAINSCO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Nine months ended September 30,
	2010	2009
Cash flows from financing activities:
Principal repayment	(900)	—
Treasury stock purchased	(16)	(9)
Net change in cash overdraft	258	822

Net cash (used for) provided by financing activities	(658)	813

Net increase (decrease) in cash	452	(365)
Cash at beginning of period	1,616	1,373

Cash at end of period	$2,068	1,008

Supplemental disclosure of cash flow information:

$1,415 and $1,684 in interest was paid during the nine months ended September 30, 2010 and 2009, respectively (notes 5 and 6).

$123 and $60 in Federal income tax payments were made during the nine months ended September 30, 2010 and 2009 (note 1).

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

The condensed consolidated financial statements included herein have been prepared by GAINSCO, INC. and are unaudited, except for the balance sheet at December 31, 2009, which has been derived from audited consolidated financial statements at that date on the basis of accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the unaudited condensed consolidated interim financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position as of September 30, 2010, the results of operations for each of the three and nine months periods ended September 30, 2010 and 2009, and the cash flows for the nine month periods ended September 30, 2010 and 2009. In addition, operating results for the three and nine months ended September 30, 2010 is not necessarily indicative of results that may be expected for the year ending December 31, 2010.

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

GAN expects to use cash during the next twelve months primarily for: (1) interest on the Subordinated debentures and the credit agreement, (2) administrative expenses, (3) investments, and (4) a special one-time cash dividend to shareholders of approximately $4.8 million payable in November 2010 – see note 15 of the Condensed Consolidated Financial Statements. The primary sources of cash to meet these obligations are assets held by GAN and dividends from its subsidiaries and the ability to draw from its $5.0 million bank credit agreement that renewed in November 2010. GAN believes the cash available from its short-term investments, dividends from its subsidiaries and advances from its $5.0 million bank credit agreement should be sufficient to meet its expected obligations for the next twelve months.

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

As of September 30, 2010, the Company had $65,314,000 in net unpaid claims and claim adjustment expenses (“C & CAE”) (Unpaid C & CAE of $68,654,000 less Ceded unpaid C & CAE of $3,340,000). This amount represents management’s best estimate of the ultimate liabilities. Significant changes in claims trends resulting from adverse economic conditions and other factors beyond the Company’s control increase the uncertainties which exist in the estimation process and could lead to inaccurate estimates of claim and claim adjustment expense.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(d)	Federal Income Taxes

The Company and its subsidiaries file a consolidated Federal income tax return. Deferred income tax items are accounted for under the “asset and liability” method which provides for temporary differences between the reported earnings for financial statement purposes and for tax purposes, primarily deferred policy acquisition costs, the discount on unpaid claims and claim adjustment expenses, net operating loss carryforwards and the nondeductible portion of the change in unearned premiums. The Company made $123,000 in Federal income tax payments for the nine months ended September 30, 2010. The Company made $60,000 in Federal income tax payments for the nine months ended September 30, 2009.

As of September 30, 2010, the Company has net operating loss carryforwards for tax purposes estimated to aggregate $62,444,000. These net operating loss carryforwards of $1,273,000, $33,950,000, $13,687,000, $633,000 and $12,901,000, if not utilized, will expire in 2020, 2021, 2022, 2023 and 2027, respectively. As of September 30, 2010, the deferred tax benefit as a result of the net operating loss carryforwards was $21,231,000, which is calculated by applying the current Federal statutory income tax rate of 34% against the net operating loss carryforwards of $62,444,000.

During the third quarter of 2010, the Company reduced the valuation allowance associated with the deferred tax asset by approximately $1,900,000. The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC 740-10, Income Taxes – Overall (“ASC 740-10”) requires positive evidence, such as taxable income over the most recent three-year period and other available objective and subjective evidence, for management to conclude that it is “more likely than not” that a portion or all of the deferred tax benefit will be realized. While both objective and subjective evidence are considered, objective evidence should generally be given more weight in the analysis under ASC 740-10. In making the determination, the Company considered all available evidence, including the fact that the Company had estimated cumulative taxable income for the three years ended September 30, 2010 of approximately $7,524,000. Based on a review of available evidence, management concluded that it is more likely than not that the Company will have future taxable income to utilize the $1,900,000 deferred tax asset prior to its expiration. As of September 30, 2010, the Company has a valuation allowance for the deferred tax asset of $24,166,000.

The Company does not record a valuation allowance relating to the net unrealized losses on investments, excluding those held for trading and common stocks, because it is more likely than not that these losses would reverse or be utilized in future periods. The Company has the ability and it is the Company’s intent to fully recover the principal, which could require the Company to hold these securities until their maturity; therefore, the Company considers the impairment to be temporary.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The amount of the deferred tax benefit that may ultimately be realized could be affected by changes in tax rates, changes to applicable tax carryforward periods or other statutory or regulatory changes that may limit or impair the value thereof.

The Company adopted the provisions of ASC 740-10-65, Income Taxes – Overall – Transition and Open Effective Date Information (“ASC 740-10-65”) on January 1, 2007. As a result, the Company recognized no additional liability or reduction in deferred tax benefit for uncertain tax benefits. As of September 30, 2010, the Company has not identified any uncertain tax positions in accordance with ASC 740-10-65. The Company is subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for 2006 and subsequent years.

(e)	Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, receivables, payables and debt instruments. The carrying values of these financial instruments approximate their respective fair values as they are either short-term in nature or carry interest rates which approximate market rates.

(f)	Earnings Per Share

Earnings per share (“EPS”) for the three and nine months ended September 30, 2010 and 2009 is based on a weighted average of the number of common shares outstanding during each year. Basic and diluted EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Common stock equivalents related to stock options are excluded from the diluted EPS calculation if their effect would be anti-dilutive to EPS.

(g)	Treasury Stock

The Company records treasury stock in accordance with the “cost method” described in ASC 505-30, Equity – Treasury Stock (“ASC 505-30”). The Company held 258,225 and 256,534 shares of common stock as treasury stock at September 30, 2010 and December 31, 2009, respectively. See note 10 of the Condensed Consolidated Financial Statements for more information on shareholders’ equity.

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

Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current period presentation. Previously, $696,000 was presented in Commissions payable as of December 31, 2009 and $391,000 has been reclassified to Reinsurance balances payable and $305,000 has been reclassified to Other liabilities as of September 30, 2010. Previously, $307,000 was presented in Premiums payable at December 31, 2009 and has been reclassified to Reinsurance balances payable as of September 30, 2010. These reclassifications had no effect on total assets, total liabilities, total shareholders’ equity, net income or net cash provided by operating activities as previously reported.

(2)	Investments

The following schedules summarize the components of net investment income:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(Amounts in thousands)
Fixed maturities	$1,327	1,578	4,206	4,696
Preferred stock	84	81	226	143
Common stock	11	(66)	33	22
Other long-term investments	(18)	98	(106)	75
Short-term investments	45	93	173	325

	1,449	1,784	4,532	5,261
Investment expenses	(76)	(80)	(169)	(202)

Net investment income	$1,373	1,704	4,363	5,059

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

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following schedules summarize the amortized cost and estimated fair values of investments in our investment portfolio:

	September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other-than- temporary impairments in AOCL (1)
	(Amounts in thousands)
Bonds, available for sale:
U.S. Treasury	$5,334	210	—	5,544	—
U.S. government agencies	7,045	31	(2)	7,074	—
Corporate bonds	97,641	2,721	(69)	100,293	—
Asset backed	4,230	122	(1)	4,351	—
Mortgage backed	27,780	464	(2,452)	25,792	(1,064)
Preferred stocks, available for sale	2,928	—	(270)	2,658	—
Common stocks, available for sale	215	58	—	273	—
Common stocks, trading	252	—	—	252	—
Certificates of deposit	185	—	—	185	—
Other long-term investments	617	—	—	617	—
Short-term investments	41,327	7	(9)	41,325	—

Total investments	$187,554	3,613	(2,803)	188,364	(1,064)

(1)	Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive loss,” or “AOCL,” which, from January 1, 2009, were not included in earnings under ASC 320-10-65.

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other-than- temporary impairments in AOCL (1)
	(Amounts in thousands)
Bonds available for sale:
U.S. Treasury	$5,156	107	—	5,263	—
U.S. Government agencies	7,058	7	(82)	6,983	—
Corporate bonds	82,608	3,031	(236)	85,403	—
Asset backed	7,827	233	(18)	8,042	—
Mortgage backed	36,387	459	(3,217)	33,629	(2,266)
Bonds, trading	323	—	—	323	—
Preferred stocks	4,947	29	(741)	4,235	—
Common stocks, available for sale	466	85	—	551	—
Certificates of deposit	185	—	—	185	—
Other long-term investments	1,068	—	—	1,068	—
Short-term investments	42,289	29	(3)	42,315	—

Total investments	$188,314	3,980	(4,297)	187,997	(2,266)

(1)	Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive loss” or “AOCL” which, from January 1, 2009, were not included in earnings under ASC 320-10-65.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following schedules summarize the gross unrealized losses showing the length of time that investments have been continuously in an unrealized loss position:

	September 30, 2010
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts in thousands)
U.S. Government agencies	$2,999	2	—	—	2,999	2
Corporate bonds	8,483	69	—	—	8,483	69
Asset backed		—	112	1	112	1
Mortgage backed	1,392	2	7,114	2,450	8,506	2,452
Preferred stocks, available for sale		—	1,183	270	1,183	270
Short-term investments	7,144	9	—	—	7,144	9

Total temporarily impaired securities	$20,018	82	8,409	2,721	28,427	2,803

	December 31, 2009
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Amounts in thousands)
U.S. Government agencies	$3,976	82	—	—	3,976	82
Corporate bonds	9,458	95	2,182	141	11,640	236
Asset backed	—	—	642	18	642	18
Mortgage backed	5,204	68	9,285	3,149	14,489	3,217
Preferred stocks	75	421	2,131	320	2,206	741
Short-term investments	3,559	3	—	—	3,559	3

Total temporarily impaired securities	$22,272	669	14,240	3,628	36,512	4,297

At September 30, 2010 and December 31, 2009, approximately 79% and 72%, respectively, of the unrealized gross losses were with issuers rated as investment grade by Standard and Poor’s (S&P). The decline in the market value is primarily related to the disruption and lack of liquidity in the markets in which these securities trade, along with credit risk aversion by investors. Other important factors include (i) the slowing of prepayments in mortgage and asset backed securities and (ii) the significant decline in the 3 month London Interbank Offered Rate for U.S. dollar deposits (“LIBOR”) for securities with floating rate coupons since the purchase of these assets. At this time based upon information currently available, the Company has the ability and it is the Company’s intent to fully recover the principal, which could require the Company to hold these securities until their maturity; therefore, the Company considers the impairment to be temporary.

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

At September 30, 2010, the Company had $5,477,000 in nonprime collateralized mortgage obligations (Alt-A securities) with S&P ratings of 8% AA+, 44% CC and 48% D. At December 31, 2009, the Company had $7,278,000 in Alt-A securities with S&P ratings of 21% AAA, 8% AA+ and 71% CCC. The carrying value and fair value of these investments were $5,061,000 and $3,640,000, respectively, at September 30, 2010 compared to $6,840,000 and $4,894,000, respectively, at December 31, 2009.

As of September 30, 2010, included in the Company’s fixed income portfolio are hybrid securities with a carrying value of $11,517,000 and fair value of $12,112,000 as compared to $5,683,000 and $6,693,000 as of December 31, 2009, respectively. A hybrid security as used here is one where the issuer of the debt instrument can choose to defer payment of the regularly scheduled interest due for a contractually set maximum period of time, usually five to ten years, without being in default on the issue.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

One security, with carrying value of $1,280,000 and $1,466,000, and a fair value of $753,000 and $1,008,000, at September 30, 2010 and December 31, 2009, respectively, is dependent on the continued claims paying ability of its financial guarantor (MBIA) in order for the Company not to sustain any loss of principal or interest. MBIA is rated BB+ (S&P), we believe that the probable outcome is that principal and interest will be paid in full and, accordingly, the impairment on that security is considered temporary.

The Preferred stocks predominately consist of auction preferred instruments considered to be available for sale and reported at estimated fair value with the net unrealized gains or losses reported after-tax as a component of other comprehensive income. The auction rate securities which the Company owns are each issued by a trust which holds as an asset the preferred stock of a corporation, which are exchange traded. The Company has the option at stated intervals to redeem the auction preferred shares for a pro rata share of the underlying collateral. As of September 30, 2010, we have not chosen this option as the structure of the trust provides a higher coupon on the auction preferred shares than on the underlying collateral shares; and therefore, are of greater economic value. During the third quarter of 2010, the Company sold $1,500,000 of these securities, which were redeemed at par through the auction process. As of September 30, 2010, we do not believe that these underlying shares are other-than-temporarily impaired based on our credit review of the issuers.

During 2009, a limited partnership investment of the Company elected to commence dissolution and wind up the partnership’s affairs allowing for liquidation of the partnership’s assets. The Company has classified this investment as Other long-term investment and accounts for it under the equity method.

Proceeds from sale of bond securities $42,966,000 and $41,232,000, including $17,490,000 and $25,756,000 in principal pay downs for the first nine months of 2010 and 2009, respectively. Proceeds from the sale of bonds trading totaled $957,000 and $171,000 for the first nine months of 2010 and 2009, respectively. Proceeds from the sale of preferred stocks totaled $2,017,000 and $162,000 for the first nine months of 2010 and 2009, respectively. Proceeds from the sale of preferred stocks trading totaled $124,000 for the first nine months of 2010. There were no sales of preferred stocks trading during 2009. Proceeds from the sale of common stock available for sale totaled $368,000 for the first nine months of 2010. There were no sales of common stock available for sale during 2009. Proceeds from the sale of common stock trading totaled $1,016,000 and $170,000 for the first nine months of 2010 and 2009, respectively.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Realized gains and losses on investments for the three months and six months ended September 30, 2010 and 2009 are presented in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(Amounts in thousands)
Realized gains:
Bonds, available for sale	$448	771	$1,947	1,599
Bonds, trading	93	62	217	233
Preferred stocks, available for sale	—	—	17	2
Preferred stocks, trading	5	—	5	—
Common stock, available for sale	—	—	117	—
Common stock, trading	38	—	69	—
Short-term investments	3	—	3	—

Total realized gains	587	833	2,375	1,834

Realized losses:
Bonds, available for sale	(133)	—	(176)	—
Bonds, trading	(12)	—	(98)	(94)
Preferred stocks, available for sale	—	—	—	(108)
Common stocks, trading	—	(22)	(39)	(94)
Short-term investments	—	—	—	(24)

Total realized losses	(145)	(22)	(313)	(320)

Other-than-temporary impairment losses	(38)	(120)	(385)	(314)

Total realized investment gains, net	$404	691	$1,677	1,200

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

During the third quarter and first nine months of 2010, the Company wrote down $38,000 and $385,000 in securities that were determined to have had an other-than-temporary decline in fair value. During the third quarter and first nine months of 2009, the Company wrote down $120,000 and $314,000 in securities that were determined to have had an other-than-temporary decline in fair value. The Company recorded $2,675,000 related to write downs for other-than-temporary declines in fair value of various investments, of which $2,361,000 of the other-than-temporary impairment was recognized in other comprehensive loss at September 30, 2009.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The amortized cost and estimated fair value of debt securities (including bonds available for sale, preferred stocks and certificates of deposit) at September 30, 2010 and December 31, 2009, by maturity, are shown below.

	2010		2009
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Amounts in thousands)
Due in one year or less	$31,998	32,106	24,865	24,967
Due after one year but within five years	65,190	66,870	58,700	59,886
Due after five years but within ten years	3,735	4,039	7,835	8,089
Due after ten years but within twenty years	777	771	2,766	2,680
Due beyond 20 years	11,432	11,968	6,111	6,770
Asset backed securities	4,230	4,351	7,827	8,042
Mortgage backed securities	27,780	25,792	36,387	33,629

	$145,142	145,897	144,491	144,063

Estimated fair value of investments on deposit with various regulatory bodies, as required by law, were $5,251,000 and $5,397,000, at September 30, 2010 and December 31, 2009, respectively.

A portion of certain OTTI losses on debt securities are recognized in “Other comprehensive income (loss)” (“OCI”). The net amount recognized in earnings (“credit loss impairments”) represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between fair value and amortized cost is recognized in OCI. The following table sets forth the amount of credit loss impairments on debt securities held by the Company as of September 30, 2010, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts.

Credit losses recognized in earnings on debt securities held by the Company for which a portion of the OTTI loss was recognized in OCI

(Amounts in thousands)
Balance, January 1, 2010	$5,765
Credit losses remaining in accumulated deficit related to adoption of ASC 320-10-65	—
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	—
Credit loss impairments previously recognized on securities impaired to fair value during the period (1)	—
Credit loss impairments recognized in the current period on securities not previously impaired	335
Additional credit loss impairments recognized in the current period on securities previously impaired	50
Increases due to the passage of time on previously recorded credit losses	—

Balance, September 30, 2010	$6,150

(1)Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

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

All of the Company’s Level 1 and Level 2 invested assets held as of September 30, 2010 and December 31, 2009 were priced using either independent pricing services or available market prices to determine fair value. The Company classifies such instruments in active markets as Level 1 and those not in active markets as Level 2. The Preferred stocks in Level 3 were auction preferred instruments and were classified in Level 3 because the market in which they trade remains very inactive. The Corporate bonds in Level 3 are private placements which rarely trade and the issuers have no other debt outstanding to provide a valuation benchmark. The residential mortgage backed securities which are valued in the manner described above are all classified as Level 3. Those for which the individual pricing service value is used are classified as Level 2.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The quantitative disclosures about the fair value measurements for each major category of assets at September 30, 2010 and December 31, 2009 were as follows (amounts in thousands):

	September 30, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury	$5,544	5,544	—	—
U.S. government agencies	7,074	—	7,074	—
Corporate bonds	100,293	1,131	97,052	2,110
Asset backed	4,351	—	4,351	—
Mortgage backed	25,792	—	18,137	7,655

Total available-for-sale securities	143,054	6,675	126,614	9,765
Preferred stocks, available for sale	2,658	383	—	2,275
Common stocks, available for sale	273	273	—	—
Common stocks, trading	252	252	—	—
Certificates of deposit	185	185	—	—
Short-term investments	41,325	28,261	13,064	—

Total assets classified by ASC 320-10-65	$187,747	36,029	139,678	12,040

Percent of Total	100%	19%	74%	7%

	December 31, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury	$5,263	5,263	—	—
U.S. Government agencies	6,983	—	6,983	—
Corporate bonds	85,403	2,916	80,372	2,115
Asset backed	8,042	—	8,042	—
Mortgage backed	33,629	—	25,564	8,065

Total available for sale securities	139,320	8,179	120,961	10,180
Bonds, trading	323	323	—	—
Preferred stocks	4,235	410	—	3,825
Common stocks, available for sale	551	551	—	—
Certificates of deposit	185	185	—	—
Short-term investments	42,315	21,726	20,589	—

Total assets classified by ASC 320-10-65	$186,929	31,374	141,550	14,005

Percentage of total	100%	17%	76%	7%

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

The following table provides a summary of changes in fair value associated with the Level 3 assets for the first nine months of 2010 and the year ended December 31, 2009 (amounts in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	September 30, 2010	December 31, 2009
Beginning balance	$14,005	12,797
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	(347)	(428)
Included in other comprehensive income (loss)	(1,543)	1,076
Purchases, issuances, and settlements	(75)	—
Transfers in and/or out of Level 3	—	560

Ending balance	$12,040	14,005

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

The Company wrote down $347,000 in Alt-A securities for the first nine months of 2010 and $428,000 in Alt-A securities for the year ended December 31, 2009 that were determined to have had an other-than-temporary credit related impairment charge.

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

Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes net unrealized investment gains or losses, net of deferred income taxes. The table below provides information about comprehensive income for the first nine months of 2010 and the year ended December 31, 2009 (amounts in thousands):

	2010	2009
Increase in unrealized investment gains during the period	$742	6,586
Less: Other-than-temporary impairment losses recognized in earnings	(385)	(428)

Increase in net unrealized investment gains during the period	1,127	7,014
Deferred Federal income tax expense	136	2,356

Other comprehensive income	991	4,658
Net income	7,648	4,073

Comprehensive income	$8,639	8,731

The following table provides accumulated balances related to each component of accumulated other comprehensive loss at September 30, 2010:

	Unrealized Gain on Non-Impaired Securities	Unrealized Loss on Impaired Securities	Deferred Federal Income Tax	Total
Accumulated other comprehensive loss, December 31, 2009	$1,949	(2,283)	142	(192)
Cumulative impact of adoption of ASC 320-10-65	—	17	(6)	11
Other comprehensive income (loss)	2,191	(1,064)	(136)	991

Accumulated other comprehensive income, September 30, 2010	$4,140	(3,330)	—	810

(5)	Note Payable

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

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company paid off the remaining outstanding balance on the Note payable of $900,000 on September 30, 2010 and amended the credit agreement. The amendment changed the interest rate to 3.25% over the three month LIBOR, with a minimum of 4%, converted the credit agreement to a revolving loan with a revolving commitment of up to $5,000,000 and a maturity of September 29, 2011. The Company is able to draw on this revolving loan and repay in increments of $100,000 without premium or penalty. Borrowings under the revolving loan are collateralized by the common stock of MGA and NSL, and payment is guaranteed by NSL. The credit agreement governing the revolving loan contains covenants regarding limits on levels of subsidiary indebtedness, liens, investments, acquisitions, certain mergers, certain asset sales outside the ordinary course of business, and change in control as defined in the agreement. The agreement also contains financial covenants regarding capital of MGA, consolidated net worth of GAN and the combined ratio of the personal auto operation.

Interest expense of $9,000 was recorded for the third quarter of 2009, and $18,000 and $27,000 for the first nine months of 2010 and 2009, respectively. The Company paid $12,000 and $9,000 during the third quarter of 2010 and 2009, respectively, and $30,000 and $28,000 during the first nine months of 2010 and 2009, respectively.

(6)	Subordinated Debentures

In January 2006, GAN issued $25,000,000 of 30-year subordinated debentures. They require quarterly interest payments at a floating interest rate equal to the 3-month LIBOR plus a margin of 3.85%. They will mature on March 31, 2036 and are redeemable at GAN’s option beginning after March 31, 2011, in whole or in part, at the liquidation amount of $1,000 per debenture. For the third quarter of 2010 and 2009, the Company recorded net interest expense of $275,000 and $279,000, respectively, and $793,000 and $926,000 for the first nine months of 2010 and 2009, respectively. The Company paid $282,000 and $286,000 during the third quarter of 2010 and 2009, respectively, and $814,000 and $951,000 during the first nine months of 2010 and 2009, respectively.

In December 2006, GAN issued $18,000,000 of 30-year subordinated debentures. They require quarterly interest payments at a floating interest rate equal to the 3-month LIBOR plus a margin of 3.75%. They will mature on March 15, 2037 and are redeemable at GAN’s option beginning after March 15, 2012, in whole or in part, at the liquidation amount of $1,000 per debenture. For the third quarter of 2010 and 2009, the Company recorded net interest expense of $213,000 and $199,000, respectively, and $576,000 and $678,000 for the first nine months of 2010 and 2009, respectively. The Company paid $199,000 and $203,000 during the third quarter of 2010 and 2009, respectively, and $571,000 and $705,000 during the first nine months of 2010 and 2009, respectively.

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

As of September 30, 2010 and December 31, 2009, the balance in such escrow accounts totaled $8,018,000 and $11,085,000, respectively.

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

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The amounts deducted in the Unaudited Condensed Consolidated Statements of Operations for reinsurance ceded for the three months and nine months ended September 30, 2010 and 2009, respectively, are set forth in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(Amounts in thousands)
Premiums earned – nonstandard personal auto	$413	491	1,234	1,427

Premiums earned – runoff	$—	—	—	(261)

Claims and claim adjustment expenses incurred – runoff	$32	(64)	46	(57)

The Company remains directly liable to its policyholders for all policy obligations and the reinsuring companies are obligated to the Company to the extent of the reinsured portion of the risks.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(8)	Claims and Claim Adjustment Expenses

The following table sets forth the changes in unpaid claims and claim adjustment expenses, as shown in the Company's condensed consolidated financial statements for the first nine months of 2010 and the year ended December 31, 2009:

	September 30, 2010	December 31, 2009
	(Amounts in thousands)
Unpaid claims and claim adjustment expenses, beginning of period	$75,368	75,482
Less: Ceded unpaid claims and claim adjustment expenses, beginning of period	2,823	2,405

Net unpaid claims and claim adjustment expenses, beginning of period	72,545	73,077

Net claims and claim adjustment expense incurred related to:
Current period	89,003	144,211
Prior periods	(3,332)	(6,924)

Total net claim and claim adjustment expenses incurred	85,671	137,287

Net claims and claim adjustment expenses paid related to:
Current period	51,389	93,191
Prior periods	41,513	44,628

Total net claim and claim adjustment expenses paid	92,902	137,819

Net unpaid claims and claim adjustment expenses, end of period	65,314	72,545
Plus: Ceded unpaid claims and claim adjustment expenses, end of period	3,340	2,823

Unpaid claims and claim adjustment expenses, end of period	$68,654	75,368

The favorable development of $3,332,000 for prior periods net claims and claim adjustment expense incurred during the first nine months of 2010 was attributable to nonstandard personal auto lines in the Southwest region as a result of actual and projected decreases in frequency and severity associated with most of our coverages. The favorable development of $6,924,000 for prior periods net claims and claim adjustment expense incurred in 2009 was primarily attributable to nonstandard personal auto in the Southwest region and to the runoff lines.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(9)	Shareholders’ Equity

The Company has authorized 12,500,000 shares of common stock, par value $.10 per share (the “Common Stock”). Of the authorized shares of common stock, 5,038,232 shares were issued and 4,780,007 shares were outstanding as of September 30, 2010 and as of December 31, 2009, 5,039,432 shares were issued and 4,782,898 shares were outstanding. At September 30, 2010 and December 31, 2009, the Company held 258,225 and 256,534 shares as treasury stock, respectively.

At September 30, 2010 and December 31, 2009, Goff Moore Strategic Partners, LP (“GMSP”) owned approximately 34% of the outstanding Common Stock, Robert W. Stallings owned approximately 23% and James R. Reis owned approximately 12%.

The expiration date of GMSP’s Series B Warrant to purchase 77,500 shares of Common Stock for $41.52 per share is January 1, 2011.

The following table reflects changes in the number of shares of common stock outstanding for the first nine months of 2010 and for the year ended December 31, 2009:

	2010	2009
Shares outstanding
Balance at beginning of period	4,782,898	4,786,820
One-for-five reverse stock split	—	(116)
Treasury stock acquired	(2,891)	(3,806)

Balance at end of period	4,780,007	4,782,898

In November 2007, the Board of Directors of the Company authorized the repurchase of up to $5 million worth of the Company’s Common Stock. Repurchase may be made from time to time in both the open market and through negotiated transactions. As of September 30, 2010, the value of shares that may yet be purchased under the plan is $1,859,354.

Statutes in Texas restrict the payment of dividends by MGA to earned surplus (surplus derived from net income less dividends paid and other statutory based adjustments), among other provisions. At September 30, 2010, earned surplus was $11,313,000. Dividends cannot be paid without regulatory notification of no objection from the Texas Department of Insurance.

See note 15 of the Condensed Consolidated Financial Statements for discussion of the special one-time dividend of $1 per share payable in November 2010.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(10)	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(Amounts in thousands, except per share amounts)
Numerator
Net income	$3,941	169	7,648	3,828

Numerator for basic earnings per share – income available to common shareholders	$3,941	169	7,648	3,828

Numerator for diluted earnings per share – income available to common shareholders after assumed conversions	$3,941	169	7,649	3,828

Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	4,780	4,785	4,781	4,785

Denominator for diluted earnings per share – adjusted weighted average shares outstanding & assumed conversions	4,780	4,785	4,781	4,785

Basic earnings per share	$.82	.04	1.60	.80

Diluted earnings per share (1)	$.82	.04	1.60	.80

(1)	Options can be exercised to purchase an aggregate of 1,680 shares of Common Stock. Warrants can be exercised to purchase an aggregate of 77,500 shares of Common Stock. Options and warrants are convertible or exercisable at prices in excess of the quoted market price of the Common Stock on September 30, 2010. Since options and warrants are convertible or exercisable at prices in excess of the quoted market price of the Common Stock on September 30, 2010, there are no incremental/dilutive shares assigned to these outstanding instruments.

(11)	Benefit Plans

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

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Restricted Stock Units

The following table outlines the Company’s RSU activity for the three and nine months ended September 30, 2010 and 2009:

	Three months ended September 30,
	2010		2009
	RSU’s Outstanding	Unrecognized Grant Date Fair Value	RSU’s Outstanding	Unrecognized Grant Date Fair Value

	(Amounts in thousands, except share amounts)
Beginning of Period	223,600	$3,014	243,600	$3,382
New awards	—	—	—	—
Change in assumptions, including forfeitures	—	—	—	—
Payments	—	—	—	—
Vested shares	—	—	—	—
Actual forfeitures	(20,000)	(295)	—	—
Expense recognized	—	—	—	(42)

End of Period	203,600	$2,719	243,600	$3,340

	Nine months ended September 30,
	2010		2009
	RSU’s Outstanding	Unrecognized Grant Date Fair Value	RSU’s Outstanding	Unrecognized Grant Date Fair Value
	(Amounts in thousands, except share amounts)
Beginning of Period	223,600	$3,014	243,600	$3,409
New awards	—	—	—	—
Change in assumptions, including forfeitures	—	—	—	—
Payments	—	—	—	—
Vested shares	—	—	—	—
Actual forfeitures	(20,000)	(295)	—	—
Expense recognized	—	—	—	(69)

End of Period	203,600	$2,719	243,600	$3,340

For awards that have been modified, compensation expense is recognized if the award ultimately vests under the modified vesting conditions or would have vested under the original vesting conditions. As of September 30, 2010, no RSUs have vested. Vested RSUs remain outstanding until the completion of the full service period of the RSU awards, remain subject to the certification by the Compensation Committee, and, under certain circumstances, would be subject to forfeiture.

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes RSUs outstanding and the unrecognized grant date fair value of such RSUs at September 30, 2010, for each award period (dollar amounts in thousands):

Award Date and Cycle (performance period ends December 31, 2010 for all)	RSU’s Outstanding	Unrecognized Grant Date Fair Value
RSU awards granted in 2005	141,866	$1,813
RSU awards granted in 2006	5,000	69
RSU awards granted in 2008	56,734	837

Total at September 30, 2010	203,600	$2,719

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

The following table outlines the Company’s restricted stock activity under the 2005 Plan for the three months and nine months ended September 30, 2010 and 2009:

	Three months ended September 30,
	2010		2009
	Restricted Stock Outstanding	Unrecognized Grant Date Fair Value	Restricted Stock Outstanding	Unrecognized Grant Date Fair Value
	(Dollar amounts in thousands)
Beginning of Period	6,800	$28	12,700	$95
New awards	—	—	—	—
Change in assumptions, including forfeitures	—	—	—	—
Payments	—	—	—	—
Vested shares	—	—	—	—
Actual forfeitures	—	—	—	—
Expense recognized	—	(10)	—	(16)

End of Period	6,800	$18	12,700	$79

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Nine months ended September 30,
	2010		2009
	Restricted Stock Outstanding	Unrecognized Grant Date Fair Value	Restricted Stock Outstanding	Unrecognized Grant Date Fair Value
	(Dollar amounts in thousands)
Beginning of Period	10,200	$51	12,700	$134
New awards	—	—	—	—
Change in assumptions, including forfeitures	—	—	—	—
Payments	—	—	—	—
Vested shares	(2,200)	—	—	—
Actual forfeitures	(1,200)	—	—	—
Expense recognized	—	(33)	—	(55)

End of Period	6,800	$18	12,700	$79

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

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables present a summary of segment profit (loss) for the three months ended September 30, 2010 and 2009:

	Three months ended September 30, 2010
	Nonstandard Personal Auto Lines	Runoff Lines	Other	Total
	(Amounts in thousands)
Gross premiums written	$41,281	—	—	41,281

Net premiums earned	$37,984	—	—	37,984
Net investment income	546	15	812	1,373
Realized investment gains (losses), net:
Other-than-temporary impairment losses	—	—	(38)	(38)
Other-than-temporary impairment losses transferred to Other comprehensive loss	—	—	—	—
Other realized investment gains, net	—	—	442	442

Total realized investment gains, net	—	—	404	404

Agency revenues	2,614	—	—	2,614
Other expense, net	(14)	—	—	(14)
Expenses, excluding interest expense	(37,791)	(74)	(1,932)	(39,797)
Interest expense, net	—	—	(488)	(488)

Income (loss) before Federal income taxes	$3,339	(59)	(1,204)	2,076

	Three months ended September 30, 2009
	Nonstandard Personal Auto Lines	Runoff Lines	Other	Total
	(Amounts in thousands)
Gross premiums written	$45,739	—	—	45,739

Net premiums earned	$47,363	—	—	47,363
Net investment income	728	32	944	1,704
Realized investment gains (losses), net:
Other-than-temporary impairment losses	—	—	(120)	(120)
Other-than-temporary impairment losses transferred to Other comprehensive loss	—	—	—	—
Other realized investment gains, net	—	—	811	811

Total realized investment gains, net	—	—	691	691

Agency revenues	3,430	—	—	3,430
Other (expense) income, net	(6)	3	—	(3)
Expenses, excluding interest expense	(51,148)	879	(2,240)	(52,509)
Interest expense, net	—	—	(487)	(487)

Income (loss) before Federal income taxes	$367	914	(1,092)	189

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables present a summary of segment profit (loss) for the nine months ended September 30, 2010 and 2009:

	Nine months ended September 30, 2010
	Nonstandard Personal Auto Lines	Runoff Lines	Other	Total
	(Amounts in thousands)
Gross premiums written	$120,148	—	—	120,148

Net premiums earned	$117,003	—	—	117,003
Net investment income	1,804	53	2,506	4,363
Realized investment gains (losses), net:
Other-than-temporary impairment losses	—	—	(385)	(385)
Other-than-temporary impairment losses transferred to Other comprehensive loss	—	—	—	—
Other realized investment gains, net	—	—	2,062	2,062

Total realized investment gains, net	—	—	1,677	1,677

Agency revenues	8,040	—	—	8,040
Other income, net	5	7	—	12
Expenses, excluding interest expense	(118,100)	(9)	(5,723)	(123,832)
Interest expense, net	—	—	(1,387)	(1,387)

Income (loss) before Federal income taxes	$8,752	51	(2,927)	5,876

	Nine months ended September 30, 2009
	Nonstandard Personal Auto Lines	Runoff Lines	Other	Total
	(Amounts in thousands)
Gross premiums written	$143,890	—	—	143,890

Net premiums earned	$141,242	261	—	141,503
Net investment income	2,064	142	2,853	5,059
Realized investment gains (losses), net:
Other-than-temporary impairment losses	—	—	(2,675)	(2,675)
Other-than-temporary impairment losses transferred to Other comprehensive loss	—	—	2,361	2,361
Other realized investment gains, net	—	—	1,514	1,514

Total realized investment gains, net	—	—	1,200	1,200

Agency revenues	10,014	—	—	10,014
Other (expense) income, net	(38)	12	—	(26)
Expenses, excluding interest expense	(147,853)	2,328	(6,683)	(152,208)
Interest expense, net	—	—	(1,631)	(1,631)

Income (loss) before Federal income taxes	$5,429	2,743	(4,261)	3,911

GAINSCO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(13)	Commitments and Contingencies

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

Off-balance-sheet-risk

The Company does not have any financial instruments where there is off-balance-sheet-risk of accounting loss due to credit or market risk. There is credit risk in the premiums receivable and reinsurance balances receivable of the Company. At September 30, 2010 and December 31, 2009, the Company did not have any claims receivables by individual non-affiliated reinsurers that were material with regard to shareholders’ equity.

(14)	Leases

The following table summarizes the Company’s lease obligations as of September 30, 2010:

	Payments due by period
	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
	(Amounts in thousands)
Total operating leases	$13,292	2,859	3,624	3,126	3,683

Rental expense for the Company was $386,000 and $480,000 for the third quarter of 2010 and 2009, respectively, and $1,351,000 and $1,461,000 for the first nine months of 2010 and 2009, respectively.

(15)	Subsequent Event

On October 28, 2010 the Company announced that its board of directors approved a special one-time dividend of $1 per share ($4,780,007). The special dividend is payable on November 23, 2010 to shareholders of record on November 9, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion in this Item includes forward-looking statements and should be read in the context of the risks, uncertainties and other variables referred to below under the caption “Forward-Looking Statements.”

Business Operations

Overview

The Company reported net income of $3.9 million for the third quarter of 2010, compared to net income of $0.2 million for the third quarter of 2009. In the third quarter of 2010, the Company reduced the valuation allowance for the deferred Federal income tax asset by $1.9 million. For the third quarter of 2010, the Company recorded net realized investment gains of $0.4 million, compared to $0.7 million for the third quarter of 2009. Net premiums earned were $38.0 million and $47.4 million for the third quarter of 2010 and 2009, respectively, and gross premiums written were $41.3 million and $45.7 million for the third quarter of 2010 and 2009, respectively. The Company reported net income of $7.6 million for the first nine months of 2010, compared to net income of $3.8 million for the first nine months 2009, respectively. The first nine months of 2010 includes the $1.9 million decrease in the valuation allowance for the deferred Federal income tax asset mentioned above. For the first nine months of 2010, the Company recorded net realized investment gains of $1.7 million, compared to $1.2 million for the first nine months of 2009. Net premiums earned were $117.0 million and $141.5 million for the first nine months of 2010 and 2009, respectively, and gross premiums written were $120.1 million and $143.9 million for the first nine months of 2010 and 2009, respectively.

As of September 30, 2010, the statutory surplus was $99.4 million compared to $96.1 million as of December 31, 2009. The reserve for unpaid claims and claim adjustment expenses stood at $68.7 million at September 30, 2010 and $75.3 million at December 31, 2009, of which unpaid claims and claim adjustment expenses attributable to ongoing nonstandard personal automobile lines was $63.2 million and $69.4 million, respectively.

The Company experienced a Claims and claim adjustment expense (“C & CAE”) ratio for nonstandard personal auto of 71.5% in the third quarter of 2010 as compared with the third quarter of 2009 of 77.8%. We believe the decrease in the C & CAE ratio for nonstandard personal auto for the third quarter of 2010 as compared to the 2009 period is primarily due to decreases in claims frequency. For the first nine months of 2010 this ratio was 73.2% as compared with the first nine months of 2009 of 75.2%. The decrease in the C & CAE ratio for nonstandard personal auto for the first nine months of 2010 as compared to the 2009 period is primarily due to decreases in claims frequency and favorable development for claims occurring in prior accident years; see “Results of Operations – Expenses.” The Company continues to address insurance fraud, particularly in Florida, and other markets involving potential claims fraud; see ITEM 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The Company markets its policies through over 5,000 independent agency locations in Arizona, Florida, Georgia, Nevada, New Mexico, South Carolina and Texas and one general agency in California that markets through over 900 insurance broker locations.

The Company experienced a 10% reduction in gross premiums written in the third quarter of 2010 from the third quarter of 2009 and for the first nine months of 2010 gross premiums written are 17% below the comparable prior year period. The Company experienced a reduction in gross premiums written in the second half of 2009, and this trend is continuing in 2010. Important factors leading to this trend were rate increases designed to improve profitability, planned reductions in unprofitable segments of business and termination of relationships with certain agents.

The following table presents selected financial information in thousands of dollars:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(Dollar amounts in thousands)
Gross premiums written	$41,281	45,739	120,148	143,890

Net premiums earned	$37,984	47,363	117,003	141,503

Net income	$3,942	169	7,648	3,828

GAAP C & CAE ratio (1)	71.5%	75.8%	73.2%	73.3%
GAAP Expense ratio (2) (3)	25.3%	26.2%	24.6%	25.6%

GAAP Combined ratio (2)	96.8%	102.0%	97.8%	98.9%

(1)	C & CAE is an abbreviation for Claims and Claims Adjustment expenses, stated as a percentage of net premiums earned.
(2)	The Expense and Combined ratios do not reflect expenses of the holding company which include interest expense on the note payable and subordinated debentures.
(3)	Commissions, change in deferred acquisition costs, underwriting expenses and operating expenses (insurance subsidiary only) are offset by agency revenues and are stated as a percentage of net premiums earned.

We believe the primary reasons for the decrease in gross premiums written between the comparable periods is the result of rate increases designed to improve profitability, planned reductions in unprofitable segments of business and termination of relationships with certain agents. The C & CAE ratio decreased between the comparable periods primarily due to decreases in claims frequency and favorable development for claims occurring in prior accident years.

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

Discontinuance of Commercial Lines

The Company continues to settle and reduce its inventory of open commercial lines claims. As of September 30, 2010, in respect of its runoff lines, the Company had $2.1 million in net unpaid C & CAE compared to $3.1 million as of December 31, 2009. For the periods presented, the Company has recorded favorable development in unpaid C & CAE from the runoff lines with the settlement and reduction in the inventory of commercial lines claims. See “Results of Operations – Claims and claim adjustment expenses.” Due to the long tail and litigious nature of these claims, the Company anticipates it will take a substantial number of years to complete the adjustment and settlement process with regard to existing claims and the additional claims it expects to receive in the future from its past business writings. Most of the remaining claims are in suit and the Company’s future results may or may not be impacted either negatively or positively based on its ability to settle the remaining claims and new anticipated claims within its established reserve levels.

Results of Operations

The discussion below primarily relates to the Company’s insurance operations, although the selected consolidated financial data appearing elsewhere is on a consolidated basis. The expense item “Underwriting and operating expenses” includes the operating expenses of the holding company, GAINSCO, INC. (“GAN”).

Revenue

Gross premiums written for the third quarter of 2010 decreased 10% as compared to the third quarter of 2009 and for the first nine months of 2010 they decreased 17% as compared to the first nine months of 2009. We believe the primary reasons for the decrease between comparable periods to be the result of planned reductions of unprofitable segments and termination of relationships with certain agents. The following table presents gross premiums written by region in thousands of dollars:

	Three months ended September 30,				Nine months ended September 30,
	2010		2009		2010		2009
	(Amounts in thousands)
Region:
Southeast (Florida, Georgia and South Carolina)	$26,459	64%	26,019	57%	75,554	63%	87,010	60%
Southwest (Arizona, California, Nevada, New Mexico and Texas)	14,822	36	19,720	43	44,594	37	56,880	40

Total	$41,281	100%	45,739	100%	120,148	100%	143,890	100%

Gross premiums written for the third quarter of 2010 increased 2% for the Southeast and decreased 25% for Southwest from the third quarter of 2009. For the first nine months of 2010 gross written premiums decreased 13% and 22% for Southeast and Southwest, respectively, from the first nine months of 2009. Total net premiums earned decreased 20% for the third quarter of 2010 from the third quarter of 2009 and decreased 17% for the first nine months of 2010 from the first nine months of 2009 primarily as a result of a decrease in gross premiums written in the current quarter and the previous two quarters from the respective prior years’ comparable quarters for the reasons discussed above.

Net investment income decreased 19% for the third quarter of 2010 and 14% for the first nine months of 2010 from the comparable 2009 periods, primarily due to the decline in short-term interest rates. At September 30, 2010 and 2009, Bonds available for sale comprised 76% of Investments. The annualized return on average investments was 3.1% for the first nine months of 2010 versus 3.7% for the first nine months of 2009.

For the third quarter and first nine months of 2010, the Company recorded net realized investment gains of $404,000 and $1,677,000, respectively, which included $38,000 and $385,000, respectively, in net realized investment losses related to other-than-temporary impairments of various investments. For the third quarter and first nine months of 2009, $691,000 and $1,200,000, respectively, were recorded as net realized investment gains. The Company recorded $120,000 in net realized investment losses related to other-than-temporary impairments of various investments in the third quarter of 2009. For the first nine months of 2009, the Company recorded $2,675,000 in net realized investment losses related to other-than-temporary impairments of various investments of which $2,361,000 of the other-than-temporary impairment was non-credit related and recognized in other comprehensive income (loss), a component of shareholders’ equity. Variability in the realization of net realized investment gains and losses should be expected.

Agency revenues decreased $816,000 (24%) for the third quarter of 2010 from the third quarter of 2009, and decreased $1,974,000 (20%) for the first nine months of 2010 from the first nine months of 2009 primarily as a result of the decrease in writings in the current quarter and the previous two quarters from the respective prior years’ comparable quarters for the reasons discussed above. Agency revenues are primarily fees charged on premiums from insureds.

Expenses

Claims and claim adjustment expenses decreased $8,753,000 (24%) for the third quarter of 2010 as compared with the third quarter of 2009. The C & CAE ratio was 71.5% for the third quarter of 2010 versus 75.8% for the third quarter of 2009. The runoff lines recorded unfavorable development for prior accident years of $24,000 in the third quarter of 2010 versus favorable development for prior accident years of $926,000 in the third quarter of 2009. The C & CAE ratio for nonstandard personal auto was 71.5% for the third quarter of 2010 versus 77.8% for the third quarter of 2009. The decrease in the C & CAE ratio for nonstandard personal auto is primarily due to a decrease in claims frequency. The decrease in claims frequency is attributable to an increase in renewal business, which historically has a lower claims frequency than new business.

Claims and claims adjustment expenses decreased $18,062,000 (17%) for the first nine months of 2010 from the first nine months of 2009. The C & CAE ratio was 73.2% for the first nine months of 2010 versus 73.3% for the first nine months of 2009. The runoff lines recorded favorable development for prior accident years of $14,000 for the first nine months of 2010 and $2,447,000 during the first nine months of 2009. The C & CAE ratio for nonstandard personal auto was 73.2% for the first nine months of 2010 versus 75.2% for the first nine months of 2009. The decrease in the C & CAE ratio for nonstandard personal auto was primarily due to decreases in claims frequency and favorable development for claims occurring in prior accident years. The decrease in claims frequency is attributable to an increase in renewal business, which historically has a lower claims frequency than new business.

The following table presents the (unfavorable) favorable development in nonstandard personal auto for claims occurring in prior accident years for each region for the third quarter and the first nine months of 2010:

	Three months ended	Nine months ended
	September 30, 2010	September 30, 2010
Region:
Southeast (Florida, Georgia and South Carolina)	$398	$(825)
Southwest (Arizona, California, Nevada, New Mexico and Texas)	271	4,143

Net favorable development	$669	$3,318

The net favorable development for prior accident years for nonstandard personal auto for the first nine months of 2010 was primarily the result of decreases in claims frequency associated with most of our coverages. The favorable development for prior accident years was offset by $1,163,000 recognized for the first nine months of 2010 relating to “extra-contractual” claims, in which claimants seek to recover amounts significantly in excess of applicable policy limits. For the first nine months of 2009, the Company incurred “extra-contractual” claims of approximately $1,386,000 primarily related to prior accident years; see ITEM 1A. Risk Factors – “Litigation may adversely affect our financial condition, results of operations and cash flows” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

We believe it is reasonably likely that our loss costs could increase or decrease by 2.0% from current estimates, as remaining claims are recorded and resolved. Loss costs reflect the incurred loss per unit of exposure and are the product of frequency and severity. A 2.0% increase or decrease in our loss costs would result in unfavorable or favorable development of $11.5 million (based on C & CAE incurred as of September 30, 2010). This estimate of sensitivity is informational only, is not a projection of future results and does not take into account possible effects of extraordinary litigation events (such as class action claims).

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

During the second quarter of 2010, the Company discovered employee theft committed by a claims supervisor in 2007, 2008, 2009 and 2010 which resulted in an overstatement of C & CAE incurred for all of these periods of approximately $570,000. The employee was terminated, the investigation continues and there could be additional amounts discovered. The Company recovered approximately $545,000 from its insurance carrier in the third quarter of 2010, which was recorded to Claims and claim adjustment expenses.

Policy acquisition costs include primarily commissions, premium taxes and marketing expenses. The expenses are charged to operations over the period in which the related premiums are earned. The decrease of $1,899,000 (25%) for the third quarter of 2010 from the third quarter of 2009 and the decrease of $5,103,000 (22%) for the first nine months of 2010 from the first nine months of 2009 is primarily due to a decrease in commissions which is attributable to the decrease in premiums and a decrease in commission rates. The ratio of Policy acquisition costs to Net premiums earned were 15.3% and 16.3% for the third quarter of 2010 and 2009, respectively, and the ratio were 15.5% and 16.5% for the first nine months of 2010 and 2009, respectively. The decreases in the ratio are primarily due to the decrease in commission rates and the decrease in marketing expenses.

Underwriting and operating expenses decreased $2,060,000 (23)% for the third quarter of 2010 from the third quarter of 2009 and decreased $5,211,000 (21)% for the first nine months of 2010 from the first nine months of 2009 primarily due to salaries and salary benefits, advertising and write-offs as a result of expense reduction initiatives and the decline in writings. Underwriting and operating expenses as a percent of Net premiums earned and Agency revenues were 16.8% and 17.5% for the third quarter of 2010 and 2009, respectively, and were 16.0% and 16.6% for the first nine months of 2010 and 2009, respectively.

In May 2010, the Company modified its employee policy with regard to compensated absences. The Company no longer pays employees for vested or accumulated compensated absences upon termination of their employment, unless applicable state law requires otherwise. Additionally, the Company intends to reduce the amount of vested or accumulated compensated absence that can be carried over each calendar year from the previous maximum of 46 days to a maximum of 20 days at the end of 2010 and then to a maximum of 10 days at the end of 2011. The changes resulted in a reduction of expenses for the third quarter and first nine months of 2010 of $139,000 and $406,000, respectively. The Company expects that these changes will reduce the liability for compensated absences on the balance sheet for future periods and favorably affect results of operations in 2011.

The decrease in interest expense of $244,000 (15)% in the first nine months of 2010 from the first nine months of 2009 is due to the decline in the 3-month London Interbank Offered Rate for U.S. dollar deposits and its related impact on the interest expense of subordinated debentures.

During the third quarter of 2010, the Company reduced the valuation allowance associated with the deferred tax asset by approximately $1,900,000 as management concluded that it is more likely than not that the Company will have future taxable income to utilize this deferred tax asset prior to expiration. This resulted in a deferred tax benefit of approximately $1,900,000 that was recorded in the third quarter of 2010.

Liquidity and Capital Resources

Parent Company

GAN provides administrative and financial services for its wholly owned subsidiaries. GAN expects to use cash during the next twelve months primarily for: (1) interest on the Subordinated debentures and the credit agreement, (2) administrative expenses, (3) investments, and (4) a special one-time cash dividend to shareholders of approximately $4.8 million declared in October 2010 and payable in November 2010. GAN has approximately $5.0 million in cash and marketable securities that can be used for general corporate purposes. Other sources of cash to meet obligations are statutorily permitted dividend payments from its insurance subsidiary, which requires notification of no objection from the Texas Department of Insurance (see note 9 of Notes to Condensed Consolidated Financial Statements which appears in Item 1 of this Report), dividends from GAN’s agency subsidiary and the ability to draw from its $5.0 million bank credit agreement that renewed in November 2010. GAN believes the cash available from its short-term investments, dividends from its subsidiaries and advances from its $5.0 million bank credit agreement should be sufficient to meet its expected obligations for the next twelve months.

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

During the third quarter of 2010, the Company reduced the valuation allowance associated with the deferred tax asset by approximately $1,900,000. As of September 30, 2010, the Company had three years of cumulative taxable income amounting to approximately $7,524,000. Based on a review of available evidence in accordance with ASC 740-10, Income Taxes – Overall, management concluded that it is more likely than not that the Company will have future taxable income to utilize this $1,900,000 deferred tax asset prior to its expiration.

As of September 30, 2010, the Company had net operating loss carryforwards for tax purposes estimated to aggregate $62,444,000. These net operating loss carryforwards of $1,273,000, $33,950,000, $13,687,000, $633,000, and $12,901,000, if not utilized, will expire in 2020, 2021, 2022, 2023 and 2027, respectively. As of September 30, 2010, the deferred tax benefit as a result of the net operating loss carryforwards is $21,231,000 ($4.44 per share), which is calculated by applying the current Federal statutory income tax rate of 34% against the net operating loss carryforwards of $62,444,000.

As of September 30, 2010 and December 31, 2009, the deferred tax benefit before valuation allowance was $26,066,000 and $28,967,000 and the valuation allowance was $24,166,000 ($5.06 per share) and $28,830,000 ($6.03 per share), respectively. Additional reductions in the valuation allowance could occur in the future as a result of favorable operating results and positive future expectations. This would favorably impact future net income and shareholder’s equity.

The Company does not record a tax valuation allowance relating to the net unrealized losses on investments, excluding those held for trading and common stocks because it is more likely than not that these losses would reverse or be utilized in future periods. The Company has the ability and it is the Company’s intent to fully recover the principal, which could require the Company to hold these securities until their maturity; therefore, the Company considers the impairment to be temporary.

Subsidiaries, Principally Insurance Operations

The primary sources of the insurance subsidiary’s liquidity are funds generated from insurance premiums, net investment income and maturing investments. The short-term investments and cash are intended to provide adequate funds to pay claims without selling fixed maturity investments. At September 30, 2010, the insurance subsidiary held short-term investments and cash that the insurance subsidiary believes are adequate for the payment of claims and other short-term commitments.

With regard to liquidity, the average duration of the investment portfolio is 2.0 years. The fair value of the fixed maturity portfolio at September 30, 2010 was $810,000 above amortized cost, before taxes (see notes 2 of Notes to Condensed Consolidated Financial Statements which appears in Item 1 of this Report). Various insurance departments of states in which the Company operates require the deposit of funds to protect policyholders within those states. At September 30, 2010 and December 31, 2009, the balance on deposit for the benefit of such policyholders totaled $5,251,000 and $5,397,000, respectively.

Net cash used for operating activities was $1,149,000 for the first nine months of 2010 versus cash provided by operating activities of $7,731,000 for the first nine months of 2009. The decrease in cash as a result of operating activities between the periods was primarily attributable to a higher C & CAE paid ratio for the first nine months of 2010 as compared to the first nine months of 2009.

Investments and Cash increased for the first nine months of 2010 primarily as a result of an increase in unrealized gains. At September 30, 2010, 80% of the Company’s investments were rated investment grade and 22% of the Investments were held in Short-term investments. The Company classifies its bond securities as available for sale and trading. The net unrealized gains associated with the investment portfolio were $810,000 at September 30, 2010 (see note 2 of Notes to Condensed Consolidated Financial Statements which appear in Item 1 of this Report).

Premiums receivable increased primarily due to the increase in premium writings for the three months ended September 30, 2010 from the last three months of 2009. This balance is comprised primarily of premiums due from insureds. Most of the policies are written with a down payment and monthly payment terms of up to four months on six month policies. The Company recorded an allowance for doubtful accounts of $892,000 and $1,084,000 as of September 30, 2010 and December 31, 2009, respectively, which it considers adequate. The decrease in the allowance for doubtful accounts was due primarily to a decrease in over thirty day receivables.

Reinsurance balances receivable decreased primarily due to the decrease in ceded unpaid C & CAE for commercial auto runoff claims subject to the reserve reinsurance cover agreement.

Ceded unpaid C & CAE increased primarily as a result of an increase in unpaid CAE subject to the excess casualty and quota share reinsurance agreements on the runoff business. This balance represents unpaid C & CAE which have been ceded to reinsurers under the Company’s various reinsurance agreements, other than the reserve reinsurance cover agreement. These amounts are not currently due from the reinsurers but could become due in the future when the Company pays the claim and requests reimbursement from the reinsurers.

Property and equipment decreased primarily as a result of depreciation recorded on the property and equipment for the first nine months of 2010.

Deferred Federal income taxes include temporary differences and the tax asset from net operating loss carryforwards less a valuation allowance. The increase is primarily due to the decrease in the valuation allowance that was recorded in the third quarter of 2010. See “Liquidity and Capital Resources – Net Operating Loss Carryforwards.”

Other assets decreased primarily due to the amortization of prepaid insurance premiums. The Company pays its annual insurance premiums in the fourth quarter of each year and amortizes the prepaid amount over 12 months.

Unpaid C & CAE decreased primarily as a result of a decrease in outstanding claims due to the premium decrease for the nonstandard personal automobile lines. As of September 30, 2010, the Company had $65,314,000 in net unpaid C & CAE (Unpaid C & CAE of $68,654,000 less Ceded unpaid C & CAE of $3,340,000). This amount represents management’s best estimate of the ultimate liabilities as determined by our in-house actuarial staff. The significant operational changes we are continuing to make in the nonstandard personal auto claims adjustment process and changing claims trends increase the uncertainties which exist in the estimation process and could lead to inaccurate estimates of claim and claim adjustment expense.

As of September 30, 2010 and December 31, 2009, in respect of its runoff lines, the Company had $2,060,000 and $3,115,000, respectively, in net unpaid C & CAE. Historically, the Company has experienced significant volatility in its reserve projections for its commercial lines. This volatility has been primarily attributable to its commercial automobile and general liability product lines. On February 7, 2002, the Company announced it had decided to discontinue writing commercial lines insurance due to continued adverse claims development and unprofitable results. The Company has been settling and reducing its remaining inventory of commercial claims; see Business Operations – “Discontinuance of Commercial Lines.”

Unearned premiums increased primarily as a result of the increase in premium writings for the three months ended September 2010 from the last three months of 2009.

Accounts payable increased primarily as a result of a payable for unsettled security purchases that existed as of September 30, 2010. There were no unsettled security purchases as of December 31, 2009.

Note payable decreased as a result of the Company paying the outstanding balance on September 30, 2010.

Other liabilities decreased primarily as a result of a decrease in the accrual for compensated absences discussed above.

Cash overdraft is primarily comprised of outstanding claim checks. The increase is primarily due to more claims checks outstanding as of September 30, 2010 than were outstanding as of December 31, 2009.

Accumulated deficit decreased due to the net income recorded in 2010.

Accumulated other comprehensive income increased primarily as a result of an increase in the unrealized gains on investments. Unrealized gains increased primarily due to lower rates as a result of declining Treasury yields and narrowing credit spreads.

The Company’s book value per share as of September 30, 2010 was $15.00. The valuation allowance for the deferred tax benefit, which is not included in the book value, was $5.06 per share as of September 30, 2010; see note 1(d) “Federal Income Taxes” of Notes to Consolidated Financial Statement which appears in Item 1 of this Report for further discussion.

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

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, on the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective and operating as of September 30, 2010, to provide information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act reports.

While the Company believes that its existing disclosure controls and procedures have been effective to accomplish their objectives, the Company intends to continue to examine, refine and document its disclosure controls and procedures and to monitor ongoing developments in this area.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A of the Annual Report Form 10-K for the year ended December 31, 2009 as supplemented by Item 1A of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 present risk factors that may affect the Company’s future results.

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

GAINSCO, INC.

Date: November 12, 2010	By:	/s/ Daniel J. Coots
Daniel J. Coots
Senior Vice President, Treasurer and Chief Financial Officer

INDEX OF EXHIBITS

Exhibit No.	Description
*3.1	Restated Certificate of Formation of Registrant as filed with the Secretary of the Statement of Texas on May 27, 2010 [Exhibit 3.9, Form 8-K filed June 2, 2010].

*3.2	Amended and Restated Bylaws of Registrant effective January 1, 2010 [Exhibit 3.1, Form 8-K dated November 13, 2009].

*4.1	Form of Common Stock Certificate [Exhibit 4.6, Form 10-K dated March 28, 1997].

*4.2	Agreement dated August 26, 1994 appointing Continental Stock Transfer & Trust Company transfer agent and registrar [Exhibit 10.28, Form 10-K dated March 30, 1995].

*4.3	Series B Common Stock Purchase Warrant dated as of October 4, 1999 between Registrant and Goff Moore Strategic Partners, L.P. (“GMSP”) [Exhibit 99.20, Form 8-K filed October 7, 1999].

*4.4	First Amendment to Series B Common Stock Purchase Warrant dated as of March 23, 2001 between Registrant and GMSP [Exhibit 99.22, Form 8-K/A filed March 30, 2001].

*4.5	Second Amendment to Series B Common Stock Purchase Warrant dated as of January 21, 2005 between Registrant and GMSP [Exhibit 10.10, Form 8-K filed January 24, 2005].

11.1	Statement regarding Computation of Per Share Earnings (the required information is included in note 10 of Notes to Condensed Consolidated Financial Statements included in this Report and no separate statement is, or is required to be, filed as an Exhibit).

31.1	Section 302 Certification of the Chief Executive Officer (certification required pursuant to Rule 13a-14(a) and 15d-14(a)) †.

31.2	Section 302 Certification of the Chief Financial Officer (certification required pursuant to Rule 13a-14(a) and 15d-14(a)) †.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer (1).

32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Chief Financial Officer (1).

*-	Exhibit has previously been filed with the Commission as an exhibit in the filing designated in brackets and is incorporated herein by this reference. Registrant’s file number for reports filed under the Securities Exchange Act of 1934 is 1-9828.
†-	Filed herewith.
(1)	Furnished herewith.